Form 10-K
period 2007-09-30
Visa Inc.
filed 2007-12-21
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 333-143966

VISA INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-0267673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 8999 San Francisco, California	94128-8999
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (415) 932-2100

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant at March 30, 2007:    Not applicable.

The common stock of Visa Inc. is not listed on any securities exchange or quoted on any automated quotation system. Accordingly, no aggregate market value of Visa Inc.’s common stock held by non-affiliates has been established.

At December 15, 2007, there were 119,100,481.00005 shares of Class AP, 22,034,685.00000 shares of Class Canada, 36,749,698.00003 shares of Class CEMEA, 90,577,252.00000 shares of Class EU, 80,137,915.00009 shares of Class LAC and 557,982,489.00018 shares of Class USA common stock of Visa Inc. issued and outstanding.

Documents incorporated by reference:    NONE

Unless the context requires otherwise, reference to “Company,” “Visa,” “we,” “us” or “our” refers to Visa Inc. and its subsidiaries.

The registered trademarks of Visa Inc. and its subsidiaries include: “All It Takes;” “Bands Design—Blue, White & Gold;” “Dove” Design; “Interlink;” “Life Takes Visa;” “PLUS;” “Verified by Visa;” “Visa;” “Visa Classic;” “Visa Corporate;” “Porque La Vida es Ahora;” “The World’s Best Way to Pay;” “Visa Electron;” “Visa Europe;” “Visa Fleet;” “Visa Infinite;” “Visa Mobile;” “VisaNet;” “Visa Platinum;” “Visa Purchasing;” “Visa Resolve OnLine;” “Visa ReadyLink;” “Visa Signature;” “Visa Signature Business;” “Visa Vale;” and “Winged V” Design. Other trademarks used in this report are the property of their respective owners.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to:

•	statements regarding the expected growth of the electronic payments industry;

•	expectations as to the benefits of the recent reorganization;

•	projections as to the future trends in the electronic payments industry, as well as our corresponding business strategies and the expected benefits derived from such strategies;

•	statements regarding our relationships with customers and expectations as to the future development of these relationships;

•	statements regarding the capabilities and advantages of our processing platform, VisaNet;

•	statements as to the market opportunities for certain product segments and in certain geographies, as well as our ability to take advantage of these opportunities;

•	statements as to future foreign and domestic regulatory changes and their impact on our business;

•	statements as to the impact of litigation and the operation of our retrospective responsibility plan; and

•	statements regarding the capacity of our facilities.

In addition, statements that contain the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any underlying assumptions are forward-looking statements. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from these forward-looking statements as a result of a variety of factors, including all the risks discussed in Item 1A—“Risk Factors” and elsewhere in this report. You are cautioned not to place undue reliance on such statements, which speak only at the date of this report. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1.	Business

Visa operates the world’s largest retail electronic payments network and manages the world’s most recognized global financial services brand. We have more branded credit and debit cards in circulation, more transactions and greater total volume than any of our competitors. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. We provide financial institutions, our primary customers, with product platforms encompassing consumer credit, debit, prepaid and commercial payments. VisaNet, our secure, centralized, global processing platform, enables us to provide financial institutions and merchants with a wide range of product platforms, transaction processing and related value-added services. Based on the size of our network, the strength of the Visa brand and the breadth and depth of our products and services, we believe we are the leading electronic payments company in the world.

Our business primarily consists of the following:

•	we own a family of well known, widely accepted payment brands, including Visa, Visa Electron, PLUS and Interlink, which we license to our customers for use in their payment programs;

•	we manage and promote our brands for the benefit of our customers through advertising, promotional and sponsorship initiatives and by encouraging card usage and merchant acceptance;

•

we offer a wide range of branded payments product platforms, which our customers use to develop and offer credit, debit, prepaid and cash access programs for cardholders (individuals, businesses and government entities);

•	we provide transaction processing services (primarily authorization, clearing and settlement) to our customers through VisaNet, our secure, centralized, global processing platform;

•	we provide various other value-added services to our customers, including risk management, debit issuer processing, loyalty services, dispute management and value-added information services;

•	we develop new products and services to enable our customers to offer efficient and effective payment methods to their cardholders and merchants; and

•	we adopt and enforce a common set of rules adhered to by our customers to ensure the efficient and secure functioning of our payments network and the maintenance and promotion of our brands.

We derive revenues primarily from fees paid by our customers based on payments volume, transactions that we process and certain other related services that we provide. Payments volume is the total monetary value of transactions for goods and services purchased with our cards, as reported by our customers. Cash volume generally includes cash access transactions, balance transfers and convenience check transactions associated with our products. Total volume, which we consider to be an important measure of the scale of our business, is the sum of payments volume and cash volume. An increasing portion of our revenues come from outside the United States, including Asia Pacific (AP) and Latin America and Caribbean (LAC), where macroeconomic and electronic payments trends provide attractive growth prospects. The table below shows our product performance for the twelve months ended June 30, 2007, according to data reported to us by our customers:

Visa Inc. Product Performance

Twelve Months Ended June 30, 2007

All numbers in billions, except as noted

	U.S.A.	Canada	AP	LAC	CEMEA(4)	Visa Inc.
Payments Volume
Consumer credit	$624	$125	$410	$80	$19	$1,258
Consumer debit(1)	637	—	23	41	29	730
Commercial and other	188	16	66	6	2	278

Total Payments Volume	$1,449	$141	$499	$127	$50	$2,266
Cash volume	382	18	248	296	272	1,216

Total Volume(2)	$1,831	$159	$747	$423	$322	$3,482
Total transactions (in millions)(3)	25,942	1,370	7,911	6,227	2,591	44,041

(1)	Includes prepaid volume.
(2)	Total volume is the sum of total payments volume and cash volume. Total payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks.
(3)	Total transactions represents transactions involving our cards as reported by our customers and includes transactions that are not processed on our VisaNet processing system.
(4)	Includes Bulgaria and Romania through March 31, 2007, after which time they became part of Visa Europe.

Our Reorganization

We completed a reorganization in October 2007. Prior to our reorganization, Visa operated as five corporate entities related by ownership and membership: Visa U.S.A., Visa International (comprising the operating regions of Asia Pacific (AP), Latin America and Caribbean (LAC), and Central and Eastern Europe, Middle East and Africa (CEMEA)), Visa Canada, Visa Europe and Inovant, which operated the VisaNet transaction processing system and other related processing systems. Each of Visa U.S.A., Visa Canada, Visa Europe, Visa AP, Visa LAC and Visa CEMEA operated as a separate geographic region, serving its member financial institutions and administering Visa programs in its respective region.

In order to respond to industry dynamics and enhance Visa’s ability to compete, Visa undertook a reorganization in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc., a Delaware stock corporation. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned by its member financial institutions and entered into a set of contractual arrangements with Visa Inc. in connection with the reorganization. In the reorganization, we issued different classes and series of shares reflecting the different rights and obligations of Visa financial institution members and Visa Europe based on the geographic region in which they are located.

We believe that the reorganization provides us with several significant strategic benefits. It allows us to increase our operational efficiency and enhances our ability to deliver more innovative products and services to financial institutions, merchants and cardholders on a global basis. The reorganization allows us to centralize and streamline our strategy and decision making. We also believe that the reorganization and our proposed initial public offering will enable us to facilitate a common, global approach, where appropriate, to the legal, regulatory and competitive issues arising in today’s marketplace. At the same time, we believe that the reorganization preserves and reinforces the advantages that have made Visa the largest retail electronic payments network in the world.

Industry Overview

The Global Payments Industry

We operate in the global payments industry, which is undergoing a major shift from paper-based payments, such as cash and checks, to card-based and other electronic payments. For more than 30 years, Visa has played a central role in driving this migration by providing payment products and services that we believe deliver significant benefits to consumers, businesses, governments and merchants. We believe that consumers are increasingly attracted to the convenience, security, enhanced services and rewards associated with electronic payment forms. We also believe that corporations and governments are shifting to electronic payments to improve efficiency, control and security, and that a growing number of merchants are accepting electronic payments to improve sales and customer convenience.

The global payments industry consists of all forms of payment and value transfer, including:

•	paper-based payments: cash, personal checks, money orders, government checks, travelers cheques, official checks and other paper-based means of transferring value;

•	card-based payments: credit cards, charge cards, debit cards, deferred debit cards, ATM cards, prepaid cards, private label cards and other types of general-purpose and limited-use cards; and

•

other electronic payments: wire transfers, electronic benefits transfers, automated clearing house payments and other forms of electronic payment not typically tied to a payment card or similar access device.

We believe that the shift to electronic payment forms is a worldwide phenomenon; however, in many developing countries, it is at an early stage and will be accelerated by rising incomes, globalization of commerce and increased travel. Recent innovations such as contactless cards and mobile payments are also increasing the attractiveness of electronic payments. We believe these trends create a substantial growth opportunity for the global payments industry. According to The Nilson Report, global card purchase transactions grew at a CAGR of 14% over the period from 2000 to 2006. The Nilson Report forecasts global card purchase transactions to increase at a CAGR of 11% from 2006 to 2012, with particularly strong growth in Asia/Pacific, Latin America and the Middle East/Africa:

Source: The Nilson Report, issue 866 (October 2006) and issue 885 (August 2007).

The most common card-based forms of payment are general-purpose cards, which are payment cards that permit widespread usage. General purpose cards are typically categorized as:

•	“pay now” cards, such as debit cards, which enable the cardholder to purchase goods and services by an automatic debit to a checking, demand deposit or other current account;

•

“pay later” cards, which typically permit a cardholder to carry a balance in a revolving credit account (a credit card or deferred debit card) or require payment of the full balance within a specified period (a charge card); and

•	“pay before” cards, such as prepaid cards, which are prefunded up to a certain monetary value.

The primary global general purpose card brands include Visa, MasterCard, American Express, Discover, JCB and Diners Club. While these brands—including Visa—were historically associated primarily with credit or charge cards in the United States and other major international markets, Visa and others have over time broadened their offerings to include debit, ATM, prepaid and commercial cards.

In addition to general purpose cards, a number of retailers and other entities issue limited-purpose credit, charge and prepaid cards that can be used for payment only at the issuing entity. These cards are generally referred to as private label cards. Private label cards are sometimes issued by a financial institution under a contractual agreement with the retailer.

Open-Loop Versus Closed-Loop Payments Networks

General purpose and limited-purpose payments networks primarily operate under two different business models. Open-loop payments networks, such as Visa and MasterCard, are multi-party and operate through a system that connects two financial institutions—one that issues the card to the cardholder, known as the issuing financial institution or issuer, and one that has the banking relationship with the merchant, known as the acquiring financial institution or acquirer—and manages information and the flow of value between them. In a typical closed-loop payments network, the payment services are provided directly to merchants and cardholders by the owner of the network without involving third-party financial institution intermediaries. Closed-loop networks can range in size from networks such as American Express and Discover, which issue cards directly to consumers and serve merchants directly, to an individual merchant that issues limited-purpose private-label credit cards to its customers for use only in that merchant’s stores. In recent years, the major closed-loop networks have begun to develop relationships with financial institution issuers and acquirers, thereby emulating certain aspects of the open-loop networks.

Operators of open-loop networks such as Visa generally do not issue cards, set fees or determine interest rates that cardholders are charged for use of their cards. Issuers have the responsibility for determining these and many other card features. In addition, such networks generally do not solicit merchants directly or establish the fees that merchants are charged for card acceptance, including the merchant discount rate. Both of these functions are generally the responsibility of acquirers. The following table outlines the major functions of each of the three major participants in the payments network.

	Issuer (Cardholder’s Financial Institution)	Payments Network (e.g., Visa)	Acquirer (Merchant’s Financial Institution)

Primary Customers	Cardholders	Issuers and acquirers	Merchants

Products and Services	Issues cards to its cardholders based on payments network product platforms (e.g., credit, debit) Establishes and maintains accounts with cardholders (either consumers or businesses)

Offers broad range of product platforms (e.g., credit, debit) to financial institutions

Operates data processing network that transfers transaction data and manages payment flow between issuers and acquirers

Establishes and maintains account with merchant to: — Provide connectivity to a payments network — Acquire receivables from merchant — Guarantee payment to merchant for receivables

Branding	Issues cards that feature its own brand and that of a payments network	Establishes and maintains payments network brand for payment products and acceptance locations	Delivers payments network acceptance services under its own brand

Rules and Terms	Establishes applicable cardholder terms, including fees, interest rates and payment schedules for cardholders independently of the payments network and in contract with its cardholders	Establishes rules and standards for its product platforms and payments network including: — Eligibility for participation in network	Establishes any applicable merchant fees and/or discount rates independently of the payments network and in contract with its merchants

	Issuer (Cardholder’s Financial Institution)	Payments Network (e.g., Visa)	Acquirer (Merchant’s Financial Institution)
— Authorization and clearing of transactions — Financial settlement — Product platform features and functionality — Merchant acceptance standards — Dispute management and arbitration processes

Functions Performed in Connection with Payment Transaction(1)	Authorizes cardholder transactions Funds settlement obligations for its cardholders’ purchases Collects payment from cardholder Assumes risk of cardholder non-payment or late payment	Transfers authorization and clearing data and settles funds between issuer and acquirer Performs payments network risk management and related functions

Receives settlement funds from issuers

Credits merchant for value of payment transactions

Assumes risk of merchant non-fulfillment of transaction obligation

Assumes responsibility for merchant compliance with network security and other rules

(1)	In many instances, an issuer or acquirer may enter into an agreement with a third party processor to perform some of these functions on its behalf.

Largest Operators of Open-Loop and Closed-Loop Retail Electronic Payments Networks

The largest operators of open-loop and closed-loop retail electronic payments networks are Visa, MasterCard, American Express, Discover, JCB and Diners Club. With the exception of Discover, which primarily operates in the United States, all of the other network operators can be considered multi-national or global providers of payments network services. Based on payments volume, total volume, number of transactions and number of cards in circulation, Visa is the largest retail electronic payments network in the world. The following chart compares our network with those of our major competitors for calendar year 2006:

Company	Payments Volume	Total Volume	Transactions	Cards
	(billions)	(billions)	(billions)	(millions)
Visa Inc.(1)	$2,127	$3,230	44.0	1,254
MasterCard	1,417	1,922	23.4	817
American Express	556	562	4.5	78
Discover	96	114	1.4	57
JCB	63	70	0.7	59
Diners Club	22	22	0.1	7

(1)	Reported global figures from The Nilson Report. Excludes Visa Europe based on internal Visa data.

Source: The Nilson Report, issue 874 (February 2007) and issue 877 (April 2007).

Note: MasterCard figures include PIN-based debit card transactions on MasterCard cards, but not Maestro (MasterCard’s global online debit program). Domestic China figures on Visa cards and some domestic China figures on MasterCard cards have been excluded. Visa and MasterCard figures exclude proprietary PLUS and Cirrus. American Express and Discover figures include business from third-party issuers. JCB figures are for October 2005 through September 2006 (fiscal year). JCB transaction figures are estimates.

Our Competitive Strengths

World’s Largest Payments Network

We operate the world’s largest retail electronic payments network. Visa-branded cards are accepted in more than 170 countries around the world. We have more branded credit and debit cards in circulation, more transactions and greater total volume than any of our competitors. We believe that merchants, cardholders and our financial institution customers benefit from the Visa cardholder base, which is the largest in the world, and our merchant acceptance network, which is unsurpassed globally.

Leading Global Brand

Visa is the world’s most recognized global financial services brand. We believe merchants, consumers and our financial institution customers associate our brand with trust, security, reliability, efficiency, convenience and empowerment. Our deep base of local market knowledge enables us to tailor our product and marketing programs to the particular needs of specific geographies. We believe that the strength of our brand enables us to increase card usage in existing and new market segments, develop and offer innovative payment products and services and enhance the utility of our payments network for all participants.

Scalable and Unique Global Payments Processing Platform

We own and operate VisaNet, our secure, centralized, global processing platform. Unlike the processing platforms of some of our primary competitors, VisaNet is built on a centralized architecture rather than a distributed architecture, which enables us to provide real-time, value-added information to our customers. In addition, our centralized processing platform provides us the flexibility to develop, modify and enhance our products and services efficiently. VisaNet is highly reliable and processed more than 78 billion authorization, clearing and settlement requests in fiscal 2007. We believe that the operating efficiencies that result from the scale of our processing network provide us with a significant cost advantage over our competitors.

Comprehensive Payment Products and Services

We provide our financial institution customers with a comprehensive suite of electronic payment products and services. Our product platforms encompass credit, debit, cash access and prepaid products for consumers, businesses and governments. These product platforms enable our customers to develop and customize their own payment programs to meet the needs of their cardholders and merchants. We also offer our customers issuer processing to support our debit and prepaid platforms, and we are the largest issuer processor of Visa debit transactions in the world. Additionally, we offer a broad range of value-added services such as risk management, loyalty services, dispute management and value-added information services, which are enabled by our secure, centralized, global processing platform.

Established and Long-Standing Customer Relationships

We have long-standing relationships with the majority of our customers and long-term contracts with many of our major customers, which provide us with a significant level of business stability. More than two-thirds of our financial institution customers have been our customers for longer than 10 years. We believe that our many years of close cooperation with our customers in developing new products, processing capabilities and value-added services have enabled us to establish strong relationships. By virtue of these relationships, we believe that we are well-positioned to continue developing new products and services that anticipate the evolving needs of our customers.

Our Strategy

We seek revenue and profit growth by expanding our core payments business in new and established geographies and market segments, as well as by broadening our processing capabilities and value-added service offerings for payments and related opportunities. The key components of our strategy include:

Expand Our Network

We intend to continue to expand the size of our payments network in order to drive the issuance, acceptance and usage of our products globally. We intend to do this in several ways including:

•

Expand existing and build new relationships with financial institution customers. We will continue to use an integrated product strategy to increase our share of business with our existing financial institution customers and to build relationships with new customers. We believe that delivering world class service reinforces the value that Visa brings to our customers’ payments businesses and increases the issuance, acceptance and usage of our products. Our customer-driven service model includes integrated global account services coupled with local account support staff in each region in which we operate. We provide marketing, processing, risk and other consultative services, which enhance our customers’ business and support delivery of new Visa products and services.

•

Enhance the value of our products for merchants and cardholders. We continually enhance our products and services to meet the evolving needs of merchants and cardholders. Merchants are important to the growth of our business, and we seek to increase the value we bring to them in order to increase merchant acceptance and preference for Visa. We also seek to grow our network by encouraging active cardholder preference for Visa through continual improvement of the convenience, value and security of our products. By focusing on expanding the number of merchants and cardholders in our network, we increase the value we provide to our financial institution customers.

Expand into New and High Growth Geographies and Market Segments

We will continue to globalize our product and service offerings and to expand acceptance of our core products in key geographies and market segments.

•

Expand our presence in new geographies. As the largest retail electronic payments network, we are uniquely positioned to expand our global processing platform and the acceptance of our products and services in targeted geographies. We believe there is a significant opportunity to expand the usage of our products and services in high growth geographies in which we currently have a presence, such as AP, LAC and CEMEA. We intend to seek to expand the number of countries in which we provide value-added services, including risk management, debit issuer processing, loyalty services, dispute management and value-added information services.

•

Continue penetrating new consumer and merchant segments. We will continue to target and penetrate new consumer and merchant segments across all of our geographic markets, including the United States. We have introduced a full suite of product platforms and value-added services, which enable our customers to drive Visa products to the fast growing mass-market debit, affluent and small business segments. We will also continue to expand Visa acceptance in merchant segments that have traditionally not accepted electronic payments, such as quick-service restaurants and bill payment merchants.

Develop and Offer Innovative Products and Services

We will continue to provide new products and services and increase the functionality, utility and cost effectiveness of our existing products and services. VisaNet provides flexibility to quickly customize current offerings and rapidly develop, deploy and drive adoption of new products and services.

•

Modify existing products. We will continue to upgrade or modify existing products to take advantage of market opportunities and generate growth. For example, modifying our rules to eliminate the signature requirements on small-value transactions in certain merchant segments has enabled us to rapidly increase acceptance and usage of current products at merchants where speed at the point-of-sale is a high priority. We will continue to seek such opportunities to expand acceptance and usage of products carrying our brands.

•

Develop new products. We believe there is also a significant opportunity to develop and offer new products. During the past two years, we have introduced several new varieties of prepaid cards and have enhanced our product offerings for the affluent consumer segment. We also intend to continue making significant investments in new technologies to strengthen our position in emerging forms of payment, including contactless and mobile devices.

•

Introduce new processing services. We intend to continue to introduce value-added processing services. We believe that by integrating enhanced capabilities, such as Visa Advanced Authorization (real-time transaction risk scoring), data reporting tools for commercial cards, loyalty applications and Visa ReadyLink, into our core offerings we can increase utility to customers and cardholders, capture additional revenues and differentiate ourselves from our competitors.

Strengthen and Grow Visa’s Brand Leadership

We will continue to invest in order to maintain Visa’s position as the world’s most recognized global financial services brand.

•

Focus on integrated brand investment. We make a combination of integrated global and local investments, using award-winning advertising campaigns, unique sponsorships, selected co-brand relationships and other promotional activities to increase consumer and business brand awareness and build active cardholder preference for Visa by reinforcing our core attributes of security, convenience, acceptance and differentiated products.

•

Maximize return on our brand investments. We seek to optimize the level and mix of spending across our media channels, sponsorships, co-brand relationships and other marketing properties to realize the maximum value from these arrangements.

•

Invest in and enhance our co-brand relationships and unique sponsorships. We work closely with our co-brand partners in airlines, hospitality, retail and other segments to create specific products and programs that complement our brand promise and deliver unique value propositions to cardholders. In addition, we maintain a unique portfolio of local and international sponsorships that create opportunities to deliver our brand message to consumers across the world.

Our Primary Operations

There are three core aspects of our business operations: transaction processing services, product platforms and payments network management.

Transaction Processing Services

Core Processing Services

Our core processing services involve the routing of payment information and related data to facilitate the authorization, clearing and settlement of transactions between Visa issuers, which are the financial institutions that issue Visa cards to cardholders, and acquirers, which are the financial institutions that offer Visa network connectivity and payments acceptance services to merchants. In addition, we offer a range of value-added processing services to support our customers’ Visa programs and to promote the growth and security of the Visa payments network.

Authorization is the process of approving or declining a transaction before a purchase is finalized or cash is disbursed. Clearing is the process of delivering final transaction data from an acquirer to an issuer for posting to the cardholder’s account, the calculation of certain fees and charges that apply to the issuer and acquirer involved in the transaction, and the conversion of transaction amounts to the appropriate settlement currencies. Settlement is the process of calculating, determining, reporting and transferring the net financial position of our issuers and acquirers for all transactions that are cleared.

Visa transactions can be authorized, cleared and settled either as dual-message transactions or as single-message transactions. The choice of processing method may vary depending upon the issuer, the type of card or the region in which the transaction takes place.

•

In a single-message transaction, the acquirer submits a single electronic message containing all data required for the authorization, clearing and settlement of the transaction. Actual financial settlement occurs at a later time.

•

In a dual-message transaction, the acquirer submits an electronic message at the time of purchase containing the information required for an authorization decision and a second message at a later point in time containing additional data required for clearing and settlement.

Authorization

A typical Visa transaction begins when the cardholder presents his or her Visa card to a merchant as payment for goods or services. The transaction information is then transmitted electronically to the issuer for authorization. In certain cases, we may authorize the transaction on behalf of the issuer through a service known as stand-in processing, based on parameters established by the issuer. The following diagram illustrates the processing steps involved in a typical transaction authorized through our network. In a typical Visa transaction, the authorization process by Visa occurs in approximately one second.

1.	The cardholder presents the merchant with a Visa card for payment. The merchant point of sale terminal reads the account number and other data encoded on the card’s magnetic stripe or chip.

2.	The merchant terminal transmits the card information and transaction amount to the acquirer.

3.	The acquiring financial institution or its third party processor combines the transaction information into an authorization request message and transmits it to Visa.

4.	Visa routes the authorization request to the issuer for review. In certain circumstances, such as when the issuer’s systems are unavailable, Visa may perform stand-in processing and review and authorize or deny the transaction.

5.	The issuing financial institution or its third party processor returns an authorization response message, either approving or denying the transaction to Visa.

6.	Visa routes the authorization response to the acquirer.

7.	The acquirer transmits the result of the authorization request to the merchant terminal.

Clearing and Settlement

Clearing occurs at the time of the authorization, for single-message transactions, or in a single daily batch message containing all transactions reported by the acquirer, for dual-message transactions. Settlement occurs on each business day and is conducted on a net basis for all transactions submitted during the previous settlement cycle. The following diagram illustrates the clearing and settlement process between the issuer and acquirer for a typical transaction processed through our system.

Clearing

1.	The merchant transmits sales draft information for the transaction, including account numbers and transaction amounts, to the acquirer.

2.	The acquiring financial institution or its third party processor formats this information into a clearing message, which it transmits to Visa.

3.	Visa routes the clearing message to the card issuer and calculates the settlement obligation of the issuer and the amount due to the acquirer, net of certain applicable fees and charges.

Settlement

4.	The issuer sends funds to Visa’s designated settlement bank in the amount of its settlement obligation.

5.	The settlement bank, at the direction of Visa, transfers funds due to the acquirer.

The issuer and acquirer involved in a typical Visa transaction perform additional functions that we do not generally perform or monitor. For example, the acquirer credits the merchant’s account for the amount of the transaction less any fees the acquirer charges in accordance with the contractual agreement between the merchant and the acquirer. In addition, the issuer sends a statement to the cardholder and collects payment, in the case of a credit or deferred debit card, or collects payment directly from the cardholder’s deposit account, in the case of a debit card.

We process virtually all transactions within the United States, as well as all cross-border transactions, involving products carrying our brands. Outside of the United States and certain other countries, we do not process the majority of the domestic transactions (i.e., transactions where the issuer and the merchant are located in the same country) on products carrying our brands. Such transactions are generally processed by government-controlled payments networks, our financial institution customers, independent companies or joint ventures owned in whole or in part by our financial institution customers.

We perform clearing and settlement through our VisaNet system for transactions involving an issuer that is located in Visa Europe’s region and an acquirer that is located in the rest of the world, or vice versa. In addition, we currently provide clearing and settlement services for Visa transactions occurring entirely within Visa Europe’s region and will continue to provide such services until completion of deployment of Visa Europe’s own processing system. Visa Europe authorizes transactions for its members through its own processing system.

Other Value-Added Processing Services

The size of our network and our processing capabilities allow us to offer a range of other value-added services in certain countries. These services include risk management, debit issuer processing, loyalty services, dispute management and value-added information services.

Risk Management Services. Our centralized and integrated network architecture allows us to monitor, on a real-time basis, all transactions that we process for authorization. As a result, we provide customers in certain countries with a number of value-added risk-management services, which complement our core authorization services. Our risk management services provide preventive, monitoring, investigative and predictive tools, which are intended to mitigate and help eliminate fraud at the cardholder and merchant level. For example, Visa Advanced Authorization, which we introduced in 2005, enables us to monitor and evaluate VisaNet authorization requests in real-time and deliver enhanced transaction risk scores to issuers as part of the authorization message. It is the first system of its kind to deliver risk indicators in real-time by assessing transaction data on both an account level and a transaction level.

Debit Issuer Processing Services. Visa Debit Processing Services provides comprehensive processing services for participating United States issuers of Visa debit, prepaid and ATM payment products. In addition to core issuer authorization processing, Visa Debit Processing Services offers card management services, exception processing, PIN and ATM network gateways, call center services, fraud detection services and ATM terminal driving. Visa Debit Processing Services processes more Visa transactions than any other issuer processor in the world.

Loyalty Services. We offer loyalty services that allow our customers to enhance the attractiveness of their Visa payment programs and to strengthen their relationships with cardholders and merchants. These services are designed to allow our customers to differentiate their Visa program offerings, to support increased card usage and to increase the importance of Visa payments to merchants.

Visa Extras is a service that participating issuers may offer to their cardholders to increase card usage, enhance the value of their Visa programs and create stronger cardholder relationships. Visa Extras is a points-based program that rewards cardholders for using their enrolled Visa cards to make qualifying purchases. Cardholders can redeem points for rewards in the Visa Extras rewards catalog for everyday items such as movie tickets, retail gift certificates, merchandise, travel certificates, dining and other rewards.

The Visa Incentive Network enables merchants and financial institution customers to deliver tailored merchant offers to targeted groups of cardholders. Visa Incentive Network offers benefits traditionally associated with a closed-loop system. Visa Incentive Network was launched in April 2005 and allows us to deliver merchant promotions to affluent and high-spending Visa cardholders on behalf of participating issuers. Based on merchant-specific cardholder spending and location criteria for each promotion, we can analyze the spending patterns of Visa credit card holders in the United States about which information is provided to us by participating card issuers. We then deliver the promotion to the appropriate cardholders on behalf of these issuers. In order to protect cardholder privacy, the merchant does not gain access to cardholder information or underlying transaction data. The Visa Incentive Network database contains more than 80 million accounts. Visa Incentive Network is enabled through account level processing, which allows transactions to be processed and afforded customized treatment at the account level—i.e., by identifying each transaction by the entire 16-digit account number—rather than by the six-digit bank identification number, or BIN, as is the more typical industry practice. We are able to implement account level processing as a result of our reengineered Visa Integrated Payment platform, as described below.

Dispute Management Services. We manage Visa Resolve Online, an automated web-based service that allows our customers’ back-office analysts and customer service representatives to manage and resolve Visa transaction disputes more efficiently than with previous paper-based processes. Transaction disputes between issuers and acquirers sometimes arise from suspected fraud, merchant non-fulfillment of transaction requirements or other events. Visa Resolve Online, which is mandatory for all Visa customers, provides real-time access to Visa transaction data, electronic transfer of substantiating documents and automated management of communications between issuers and acquirers.

Value-Added Information Services. We provide our customers with a range of additional information-based business analytics and applications, as well as the transaction data and associated infrastructure required to support them. Through these services, we support and enhance our customers’ business intelligence capabilities, loyalty applications, operational and management performance metrics, transaction research and commercial card reporting.

Processing Infrastructure

We own and operate VisaNet, our secure, centralized, global processing platform, which consists of three synchronized processing centers. In addition, Visa Europe operates one processing center in the United Kingdom, which is part of our synchronized system in accordance with the terms of the framework agreement. In addition, we are building a new data center on the east coast of the United States. These centers are linked by a global telecommunications network, which is engineered for redundancy. Intelligent access points around the world complete our global processing infrastructure and enable merchants and financial institutions worldwide to access our core processing and value-added services.

In September 2006, we completed a five-year reengineering program, in which we, among other things, consolidated the authorization functions for our credit, debit, prepaid and ATM transactions into one technology platform called Visa Integrated Payment, or VIP. VIP is a modular processing platform, which is flexible and secure and combines global reach with the processing power to support our future growth and product innovation.

The following is a summary of critical attributes of our processing infrastructure:

Centralized Architecture. Unlike the processing platforms of some of our primary competitors, VisaNet is built on a centralized architecture rather than a distributed architecture. As a result, we are able to view and analyze each authorization transaction we process in real-time and can provide value-added information, such as risk scoring or loyalty applications, to the issuer while the transaction data is being routed through our system.

Redundancy. Our global telecommunications network and processing centers are designed for redundancy and fail-over. Our newest processing center houses multiple authorization engines, each supported by redundant power and telecommunications circuits. This new architecture complements our multiple processing center architecture, provides improved fail-over technology and helps to ensure that our VisaNet system is always available and has enough processing power to meet the growing demand for electronic payments.

Modular Architecture. In the VIP reengineering project that we completed in September 2006, we replaced a complex web of legacy code with a streamlined, layered, modular architecture. We believe that this new architecture significantly reduces the time, complexity and cost involved in adding functions or modifying the system to support emerging forms of payments, such as contactless and mobile payments. We also believe that this streamlined architecture was instrumental in our ability to implement account level processing on our systems in less than 12 months.

Processing Scale. During fiscal 2007, we processed more than 78 billion authorization, clearing and settlement requests. Based on tests that we conducted with IBM in July 2005, we estimate that VisaNet is capable of processing more than 12,000 transaction messages per second. We believe that the scale of our processing network provides us with a significant cost advantage over our competitors.

Product Platforms

We offer a broad range of product platforms to enable our customers to build differentiated, competitive payment programs for their consumer, business, government and merchant clients. Our principal payment platforms enable credit, charge, deferred debit, debit and prepaid payments, as well as cash access, for consumers, businesses and government entities. Our payment platforms are offered under our Visa, Visa Electron, Interlink and PLUS brands.

Consumer Credit

Our consumer credit product platforms allow our issuers to offer deferred payment and financing products that can be customized to meet the needs of all consumer segments. Our baseline consumer credit platform is marketed to our issuers as Visa Traditional in the United States and Visa Classic in the rest of the world. We require issuers offering credit products based on this platform to meet minimum requirements for product functionality and to offer certain services, such as a reporting service for lost or stolen cards.

In addition, we offer premium credit platforms, which enable our issuers to tailor programs to consumers requiring higher credit lines or enhanced benefits, such as loyalty programs. Our premium consumer credit platforms are marketed to issuers, and in some cases, to cardholders, as Visa Gold, Visa Platinum, Visa Signature and Visa Infinite. Issuers offering these credit products are required to provide certain functionality and enhanced cardholder services that may vary by product and region. For example, we require that issuers provide a minimum level of cardholder rewards value and that they not impose a preset spending limit on Visa Signature cards.

We provide a number of additional services that many issuers choose to offer in conjunction with their Visa credit programs, even where we do not require the inclusion of such services. Certain of these services, such as emergency card replacement, travel assistance services and rental car insurance, are provided by third parties under contract with us.

Consumer Deposit Access

Our deposit access product platforms enable our issuers to offer consumer payment and cash access products that draw upon consumer deposit accounts, such as checking, demand deposit, asset or other pre-funded accounts. For the 12 months ended June 30, 2007, consumer debit and cash access products accounted for the majority of Visa transactions worldwide.

Consumer Debit

Visa Debit. Our primary consumer debit platform uses the Visa brand mark. Through our rules and product platform requirements, we further segment our Visa debit product platform into Visa Classic, Visa Gold, Visa Platinum and Visa Infinite, which allows our issuers to customize their Visa debit programs and offer a range of benefits to their debit cardholders.

Interlink Debit. We provide the Interlink debit product platform in the United States and certain countries in the AP region. Interlink is a single-message point-of-sale debit network. It generally requires a cardholder to enter a personal identification number, or PIN, for authentication. Interlink allows our issuers to provide a full range of debit card offerings to their deposit account customers. Interlink acceptance marks may be included on Visa debit cards or issued as standalone debit cards.

Visa Electron Debit. Visa Electron is a payment product platform that permits issuers to require all transactions initiated from the card to be authorized electronically. It is primarily used by issuers offering payment programs to higher risk customer segments or in countries where electronic authorization is less prevalent, such as certain markets in the AP, LAC and CEMEA regions. Visa Electron is primarily issued as a consumer debit product, but Visa Electron can also be issued as a credit or prepaid product for consumers or businesses.

POS Check Service. The Visa POS Check Service enables merchants to convert the account information on a consumer’s check into an electronic Visa transaction message at the point of sale if the check is drawn on a demand deposit account held at a participating Visa customer. This service, which is currently offered only in the United States, reduces the cost and time involved in merchant and financial institution processing of checks by taking advantage of Visa’s efficient electronic payments processing.

Cash Access

Our customers can provide global cash access to their cardholders by issuing products accepted at Visa and PLUS branded ATMs. Most Visa and Visa Electron branded cards offer customers cash access at ATMs, as well as at branches of our participating financial institution customers. The PLUS brand may also be included on issuers’ non-Visa branded cards to offer international cash access as a complement to domestic cash access services. We believe that more than one million Visa and PLUS branded ATMs are available in more than 170 countries. Payment cards may contain multiple cash access brand marks, in addition to Visa and PLUS, and transactions involving Visa and PLUS branded cards will generally be processed through our systems only if there is no regional or domestic ATM brand that is capable of processing the transaction.

Prepaid

Our prepaid product platform enables issuers to offer products that access a designated pool of funds, allowing cardholders to enjoy the convenience and security of a payment card in lieu of cash or checks. Our prepaid platform includes gift, travel, youth, payroll, money transfer, voucher replacement, corporate incentive, insurance reimbursement and government benefits cards. Our prepaid platforms are also used to pay highway tolls and to top up prepaid mobile phones in some regions. Prepaid products can be issued as either reloadable or disposable. Reloadable cards enable consumers or third parties such as employers to add additional funds to the pool. Consumers may reload cards through various channels, including merchants and participating financial institution customers. Disposable cards cannot be reloaded in this manner. Our prepaid cards can be distributed through a number of channels, including financial institution branches, Internet sites, merchants and employers.

Commercial

Our commercial product platforms enable multi-national, large, medium and small companies and government organizations to streamline payment processes, manage information and their supply chain, and reduce administrative costs. Our commercial platforms include Visa Business Credit, Visa Business Check Card, Visa Business Debit, Visa Signature Business, Visa Business Electron, Visa Corporate, Visa Purchasing, Visa Fleet, Visa Distribution, Visa Commercial One Card and Visa Commerce.

Large and Medium Companies and Government Organizations. The Visa Corporate product platform offers payment options for travel and entertainment charges, including cash advances, and provides detailed transaction data, which allows companies to track policy compliance and supplier management. Visa Purchasing provides corporate clients with a payment product to easily acquire the goods and services needed to conduct their business by streamlining time- and paper-intensive purchase order and invoice processing, and by providing flexible transaction authorization and verification statements for each cardholder. A sub-product of Visa Purchasing, Visa Fleet, provides specialized authorization controls that fleet operators need to monitor and manage spending for company-provided vehicles. Visa Distribution provides an accounts receivable service for suppliers with dispersed operations. The Visa Commercial One Card allows organizations to combine procurement, travel and entertainment, and fleet functionality into a single payment solution. Visa Commerce is a business-to-business electronic platform providing accounts payable and accounts receivable payment services to facilitate large transactions between contracted buyers and sellers.

Small Businesses. The Visa Business credit and debit platforms provide small businesses with cash flow tools, purchasing savings, rewards and management reporting. Visa Business Electron is an electronic authorization platform used in many countries outside North America and has authorization controls that are similar to those of the consumer Visa Electron products described above.

Core to all Visa Commercial payment platforms are information management, reconciliation and reporting, which integrate payment data into company financial systems. Visa Information Management is a web-based tool that provides access to a suite of reporting and information tools in multiple languages to companies using any of the Visa Commercial platforms.

Product Platform Innovation

We invest in the development and enhancement of payment product platforms with the goal of increasing the migration of consumer and business spending to electronic payments. We believe that innovation results in more secure and versatile payment program options for customers, merchants and consumers. We focus on new payment channels, card technologies, payment account access devices and authentication methods, and have recently made significant investments in the development of contactless payment cards and devices, mobile payments, chip cards, magnetic stripe and unembossed card enhancements, and money transfer.

Contactless Payment Cards and Devices. We support customer issuance and merchant acceptance of EMV-compliant contactless payment cards and devices, including contactless-enabled cards, minicards and microtags. A contactless device contains a computer chip that securely stores account information and transmits it to merchant terminals via secure radio-frequency technology that operates over short distances. Contactless devices can increase speed and convenience at the point of sale by allowing a consumer to complete a transaction without the need to swipe a card manually or insert it into a point-of-sale device. We believe that contactless technology is particularly appealing to merchants in segments with high point-of-sale throughput and a large proportion of small-value transactions.

Mobile Payments. We support payment origination and acceptance by mobile devices, such as mobile telephones and wireless data devices. In 2007, we introduced the Visa Mobile Platform, a global initiative that provides a comprehensive suite of technology tools and applications designed to promote product development and commercialization of mobile payment services. The Visa Mobile Platform is designed to provide consumers with a consistent experience for all types of payments, regardless of phone type or geography, and is designed to work within the existing infrastructure established by mobile carriers and financial institutions. In addition to supporting the development of mobile payment solutions, such as contactless payments, mobile Internet payments and person-to-person payment, the platform also supports the development of payment-related services, such as account management services to enable consumers to monitor account activity through a mobile device, and mobile coupons that can be redeemed at the point of sale.

Chip Cards. In certain regions and countries, we support customer issuance of Visa and Visa Electron chip cards, which are compliant with the EMV Integrated Circuit Card Specifications for Payment Systems. In addition to a traditional magnetic stripe, chip cards carry encrypted account data on an embedded computer chip that is read by a point-of-sale terminal. Chip cards can offer increased data security over traditional magnetic-stripe-only cards and can reduce the incidence of certain types of fraud.

Magnetic Stripe and Unembossed Card Enhancements. Beginning in October 2003, we introduced a series of rules and standards that allow our customers in certain regions to issue magnetic-stripe Visa cards with enhanced authorization requirements and risk controls that increase their ability to offer Visa cards to high-risk consumer segments. These standards include codes on the magnetic stripe that instruct point-of-sale terminals to request real-time transaction authorizations from the card issuer, providing an increased level of control over transaction authorization as compared to magnetic-stripe cards that lack such codes. These standards also permit issuers in certain countries to issue magnetic stripe Visa cards with the cardholder name and account number printed on the card, rather than embossed with raised lettering. These unembossed cards reduce the risk of fraudulent card use at merchants that do not have electronic point of sale terminals that are capable of seeking transaction authorizations from the card issuer.

Money Transfer. Visa Money Transfer is a remittance platform that our customers use to allow their cardholders to send funds to other Visa cardholders with accounts at participating financial institutions. The funds are credited directly to the individual’s Visa credit, debit or prepaid account. Our customers can deploy our standard Visa Money Transfer service, which includes sophisticated anti-money laundering, fraud and risk controls, or they can develop their own customized services. Our customers also offer domestic and cross-border money transfer services using Visa prepaid cards in LAC, CEMEA and AP regions.

Payments Network Management

We devote significant resources to ensure that Visa is the payments network of choice for customers, merchants and cardholders. We seek to accomplish this by promoting our brand through marketing and sponsorship activities, increasing acceptance of Visa-branded cards around the world and ensuring that the system operates in a reliable and secure manner for all of our network participants.

Brand Management and Promotion

We engage in a variety of activities designed to maintain and enhance the value of our brand. Our integrated approach to brand management and promotion combines advertising, sponsorships, promotions and public relations to create programs that build active preference for products carrying our brand, promote product usage, increase product acceptance and support cardholder acquisition and retention. For merchants, we work to ensure that the Visa brand represents timely and guaranteed payment, as well as a way to increase their business profitably. For our customers, our marketing is designed to support their card issuance, activation and usage efforts while complementing and enhancing the value of their own brands. For cardholders, we work to ensure that Visa is a symbol of security, convenience and acceptance. By emphasizing these core attributes of our brand, we aim to reinforce the recognition that Visa is “The World’s Best Way to Pay.”

Advertising plays a critical role in building brand awareness and equity, as well as communicating the benefits of our brand and Visa-branded payment products. Through our advertising campaigns, we strive to provide a consistent, recognizable and compelling message that supports our brand positioning. During 2006, we launched our “Life Takes Visa” brand campaign in the United States, reinforcing our brand promise to deliver innovative products and services that empower our cardholders to experience life and business their way and on their terms. In other regions, we promote these same brand messages through tailored regional and country-specific advertising campaigns, such as our “All It Takes” campaign in AP and our “Porque La Vida es Ahora” campaign in LAC.

We establish global marketing relationships to promote the Visa brand and to allow customers to conduct marketing programs in conjunction with major sporting and entertainment events. Through these marketing relationships, our customers may develop marketing programs that include the Visa brand and mention our sponsorship status. In addition, we engage in marketing and sponsorship activities around other national and local events or with associations and companies to provide customized marketing platforms to customers in certain countries and regions.

Our customer and business partner marketing consulting services provide customized advice and support to improve our customers’ cardholder acquisition, cardholder retention and product usage efforts. We conduct strategic reviews of our customers’ marketing activities and portfolio management practices, help them develop acquisition and retention programs, develop marketing for new products, conduct market segmentation analysis and perform other consultative services. In addition to customized consulting projects, we offer training to provide our customers with an understanding of best practices for managing their payments business.

We also provide marketing support to our customers through our support of Visa co-branded and affinity card programs. Co-branded cards are payment cards bearing the brand marks of an issuer and a marketing partner, usually a merchant, while affinity cards generally bear the marks or logos of charitable, professional, educational or civic organizations.

Our merchant marketing activities bring added value to our merchant partners through the development of marketing programs customized for specific merchants and industry segments. These programs, which we develop in conjunction with merchants, generate awareness for new acceptance channels and locations and increase cardholder spending and merchant sales revenue through special offers and promotions.

Merchant Acceptance Initiatives

Merchants play a vital role in our payments network, and we work continuously to build our merchant acceptance and enhance our relationships with merchants that accept Visa-branded cards. At June 30, 2007, our customers reported that our cards were accepted at more than 28 million merchant outlets around the world.

We aim to maintain and expand our merchant base by focusing on the needs of merchants and consumers and enhancing our programs to increase acceptance in attractive and fast-growing segments, such as bill payment. Our efforts to address these needs include supporting the development of technological innovations, delivering value-added information services, such as the Visa Incentive Network, and evaluating potential modifications to our operating rules and interchange rates to enhance the value of our payments network compared to other forms of payment. In the United States, for example, the Visa Small Ticket Payment Service provides a special interchange rate category and No Signature Required programs eliminate the requirement for a cardholder signature for certain small-value transactions in a number of everyday spend categories, including quick-service restaurants, movie theatres and public transit. Under this program, the merchant will be protected against no signature chargebacks. We believe these initiatives have resulted in a faster check-out process, a reduction in merchants’ operating expenses, increased merchant acceptance and greater transaction volume in these categories.

We enter into arrangements with certain merchants under which they receive monetary incentives and rebates for acceptance of products carrying our brands and increasing their payments volume of products carrying our brands or indicating a preference for our cards.

We continue to respond to the needs of merchants in order to enhance the efficiency of the Visa payments network for the benefit of all network participants. For example, in 2006, we enabled merchants in the United States to obtain copies of key provisions of our U.S. operating regulations, thereby increasing access to the rules and procedures that govern merchant participation in our system. We also published our U.S. interchange rate schedule and made our U.S. interchange rate qualification guide available to merchants in an effort to educate merchants about the structure of our customer interchange rates and the criteria that determine the specific rate for which a given transaction qualifies.

Customer Standards

Our financial institution customers participate in the Visa payments network through one of two ways. Financial institution customers that were members of either Visa U.S.A. or Visa International prior to the closing of our reorganization have remained members of those two entities, which continue to operate as non-stock subsidiaries of Visa Inc. Those financial institutions have non-equity membership interests in the applicable subsidiary, which represent the commercial and other rights and obligations with regard to participation in the Visa payments system. Our financial institution customers that were members of Visa Canada prior to the closing of our reorganization have entered into a series of agreements, which govern their commercial rights and obligations with respect to the Visa payments system.

Our customers are generally required to be financial institutions or other deposit-taking institutions organized under local banking laws or wholly-owned by such institutions. Certain of our customers participate in the full range of functions, such as soliciting cardholders and issuing cards, soliciting and signing merchants and acquiring merchant transactions. These financial institutions may also sponsor other financial institutions for more limited participation in our network.

Rulemaking and Enforcement

In general, our customers are granted licenses to use our brands and to access our transaction processing systems. Our customers are obligated to honor our rules and standards through agreements with, and in certain cases non-equity membership interests in, our subsidiaries. These rules and standards govern their use of our branded programs and their participation in our transaction processing system. Variations on such rules and standards may exist throughout the world in order to meet the needs of specific geographies. We require our customers to comply with these rules, which relate to such matters as the use of our brands and trademarks, the standards, design and features of payment cards and programs, merchant acquiring activities, including acceptance standards applicable to merchants, use of agents, disputes between members, risk management, guaranteed settlement, customer financial failures and allocation of losses among customers.

We establish dispute management procedures between customers relating to specific transactions. For example, after a transaction is presented to an issuer, the issuer may determine that the transaction is invalid for a variety of reasons, including fraud. If the issuer believes there is a defect in a transaction, the issuer may return, or charge back, the transaction to the acquirer. We enforce rules relating to chargebacks and maintain a dispute resolution process with respect to chargeback disputes.

Credit Risk Management

We indemnify our customers for any settlement loss suffered due to the failure of a customer to fund its daily settlement obligations. In certain instances we indemnify customers even in situations in which a transaction is not processed by our system. No material loss related to settlement risk has been incurred in recent years.

To manage our exposure in the event our customers fail to fund their settlement obligations, we have a credit risk policy with a formalized set of credit standards and risk control measures. Customers with significant settlement exposure are evaluated regularly to assess risk. In certain instances, we may require a customer to post collateral or provide other guarantees. If a customer becomes unable or unwilling to meet its obligations, we are able to draw upon such collateral or guarantee in order to minimize any potential loss. We may also apply other risk control measures, such as blocking the authorization and settlement of transactions, limiting the use of certain types of agents, prohibiting initiation of acquiring relationships with certain high risk merchants or suspending or terminating a customer’s rights to participate in our payments network. The exposure to settlement losses is accounted for as a settlement risk guarantee. The fair value of the settlement risk guarantee is estimated using a proprietary model. Key inputs to the model include the probability of customers becoming insolvent, statistically derived loss factors based on historical experience and estimated settlement exposures at period end.

Payment System Integrity

The integrity of our payments system is affected by fraudulent activity and other illegal uses of our products. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information resulting from security breaches of systems that store cardholder or account data, including systems operated by merchants, financial institutions and other third-party data processors. Fraud is also more likely to occur in association with transactions where the card is not present at the point of sale, such as electronic commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants that engage in these forms of commerce, where a signed cardholder sales receipt is generally unavailable.

Our fraud detection and prevention offerings include Verified by Visa, a global Internet authentication product, which permits cardholders to authenticate themselves to their issuing financial institution using a unique personal code; Visa Advanced Authorization, which adds additional fraud detection capability by adding real-time risk scores to authorization messages; and chip and PIN programs that have been demonstrated to reduce the incidence of certain types of fraud at physical point of sale locations. We have also implemented rules that require the use of more secure PIN encryption standards for ATMs and point-of-sale PIN entry devices installed after 2002 and 2003, and we have recently mandated that all PINs transmitted through VisaNet to the issuer be encrypted using the Triple DES, or Data Encryption Standard, by July 1, 2010.

In a 2006 cooperative industry effort, we co-founded the Payment Card Industry (PCI) Data Security Standards Council, an independent council that established security standards to protect cardholder data and to prevent fraud. In late 2006, we introduced a PCI compliance program with both incentives and fines targeted at our largest acquirers in order to improve compliance with the PCI standards by our largest U.S.-based merchants, which we refer to as Level I and Level II merchants. The initiative’s goal is to eradicate the storage of prohibited account data, such as magnetic stripe (also known as track data), CVV2 (the three-digit security code on the back of the card) and PIN data, and to improve PCI compliance among this group of merchants. At September 30, 2007, 99% of Level I and Level II merchants had confirmed that they were not storing prohibited account data, and approximately two-thirds of the Level I merchants and almost 45% of the Level II merchants had certified their compliance with the PCI standards.

In 2006, we began upgrading all connections to VisaNet with encryption capabilities to protect data that is transferred to and from VisaNet, and began performing data content analysis to ensure proper data safe-keeping and purging of obsolete data. In 2006, we also began developing a web-based tool that will replace our legacy risk-identification system to better assist customers in their identification and monitoring of high-risk relationships.

Interchange

Interchange represents a transfer of value between the financial institutions participating in an open-loop payments network such as ours. On purchase transactions, interchange fees are typically paid to issuers by acquirers in connection with transactions initiated with cards in our payments system. We set default interchange rates in the United States and other regions. In certain jurisdictions, interchange rates are subject to government regulation. Although we administer the collection and remittance of interchange fees through the settlement process, we generally do not receive any portion of the interchange fees. Interchange fees are often the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. We believe that interchange fees are an important driver of system volume.

We believe the default interchange rates that we use promote the efficient operation of our payments network by enabling both the issuer and acquirer to understand the economics of a given transaction before entering into it, and by eliminating the need for each of our customers to negotiate transfer pricing with each other. By establishing and modifying default interchange rates in response to marketplace conditions and strategic demands, we seek to ensure a competitive value proposition for transactions using our cards in order to encourage electronic transactions and to maximize participation in the Visa payments system by issuers and acquirers and, ultimately, consumers and merchants. We believe that proper management of interchange rates benefits consumers, merchants, our customers and us by promoting the overall growth of our payments network in competition with other payment card systems and other forms of payment, and creating incentives for innovation, enhanced data quality and security.

Interchange fees and related practices also have been or are being reviewed by regulatory authorities and/or central banks in a number of jurisdictions, including the United States, European Union, Australia, Brazil, Colombia, Germany, Honduras, Hungary, Mexico, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom. In certain countries, such as

Australia and Mexico, interchange rates have been adjusted in advance of, or in response to, government regulation. We are currently devoting substantial management and financial resources to explain the importance of and defend interchange fees and other legal and regulatory challenges we face relating to interchange fees. See Item 3—“Legal Proceedings—Other Legal and Regulatory Proceedings—Global Interchange Proceedings” and Item 1A—“Risk Factors—Interchange fees are subject to significant legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenues, our prospects for future growth and our overall business.”

Merchant Discount Rates. Acquirers generally charge merchants a fee for each transaction, called a “merchant discount.” This fee would typically cover costs they incur for participation in four-party payments networks, including those relating to interchange, and compensate them for various other services they provide to merchants. Merchant discount rates and other merchant fees are set by our acquirers without our involvement and by agreement with their merchant customers and are established in competition with other acquirers, other payment card systems and other forms of payment. We do not establish or regulate merchant discount rates or any other fees charged by our acquirers.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.

We own a number of valuable trademarks and designs, which are essential to our business, including Visa, Interlink, PLUS, Visa Electron, the “Winged V” design, the “Dove” design and the “Bands Design—Blue, White & Gold” design. We also own numerous other valuable trademarks and designs covering various brands, products, programs and services. Through agreements with our customers, we authorize and monitor the use of our trademarks in connection with their participation in our payments network.

In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, security systems and other matters.

Competition

We compete in the global payment marketplace against all forms of payment, including paper-based forms (principally cash and checks), card-based payments (including credit, charge, debit, ATM, prepaid, private-label and other types of general purpose and limited use cards) and other electronic payments (including wire transfers, electronic benefits transfers, ACH payments and electronic data interchange).

Within the general purpose payment card industry, we face substantial and intense competition worldwide. The leading global card brands in the general purpose payment card industry are Visa, MasterCard, American Express and Diners Club. Other general purpose card brands are more concentrated in specific geographic regions, such as JCB in AP and Discover in the United States. In certain countries, our competitors have leading positions, such as JCB in Japan and China UnionPay in China, which is the sole domestic payment processor and operates the sole domestic acceptance mark in China due to local regulation. We also compete against private-label cards, which can generally be used to make purchases solely at the sponsoring retail store, gasoline retailer or other merchant.

In the debit card market segment, Visa and MasterCard are the primary global brands. In addition, our Interlink and Visa Electron brands compete with Maestro, owned by MasterCard, and various regional and country-specific debit network brands, such as STAR, owned by First Data Corporation, PULSE, owned by Discover, NYCE, owned by Metavante Corporation, and others in the United States, Interac in Canada, and EFTPOS in Australia. In addition to our PLUS brand, the primary cash access card brands are Cirrus, owned by

MasterCard, and many of the online debit network brands referenced above. In many countries, local debit brands are the primary brands, and our brands are used primarily to enable cross-border transactions, which typically constitute a small portion of overall transaction volume.

Some of our major competitors, including American Express and Discover, operate closed-loop systems. Closed-loop systems can benefit from direct access to consumer and merchant information, and they tend to have greater control over cardholder service than do operators of open-loop payments networks, like Visa, which depend on their financial institution customers to provide products and services directly to the cardholder. In recent years, the major closed-loop systems, American Express and Discover, have begun working directly with issuing and acquiring financial institutions, thus emulating certain aspects of the open-loop system, including setting transfer pricing.

In addition, we compete against companies that are developing and implementing alternative payments networks. Among other things, these competitors provide Internet currencies, which can be used to buy and sell goods online, virtual checking programs, which permit the direct debit of consumer checking accounts for both online and point-of-sale transactions and services that support payments to and from proprietary accounts for Internet, mobile commerce and other applications. A number of these new entrants rely principally on the Internet to support their services and may enjoy lower costs than we do. In mobile commerce, we also face competition from established network operators that may be in a position to enable mobile devices to process electronic payments or transfer money, and to use their existing billing systems to process these payments and transfers between their customers and third parties without our involvement.

Our Visa Debit Processing Service is the largest provider of issuer processing services for United States issuers of Visa debit, prepaid and ATM products, and thus also competes with third party processors, such as First Data Corporation and TSYS.

We believe that the primary factors affecting our competitive position in the payments industry include:

•	our ability to maintain the quality and integrity of our transaction processing systems;

•	our relationships with our customers;

•	our relationships with merchants;

•	the impact of existing litigation, legislation and government regulation;

•	pricing to our customers;

•	the impact of globalization and consolidation of financial institutions and merchants; and

•	our ability to develop and implement new payment programs, systems and technologies.

Litigation has and may continue to affect our ability to compete in the global payments industry. For example, as a result of the June 2003 settlement of a U.S. merchant lawsuit against Visa U.S.A. and MasterCard, merchants may choose not to accept U.S.-issued Visa debit cards in the United States while still accepting Visa-branded credit cards, and vice versa. In addition, following the final judgment in our DOJ litigation, members of Visa U.S.A. may issue certain payment cards that compete with Visa-branded cards, such as American Express or Discover, while remaining Visa members. Since this final judgment, several members of Visa U.S.A., including, but not limited to, Bank of America, Citibank, HSBC/Metris, U.S.A.A., Barclaycard U.S., GE Consumer Finance, Inc., First Bank & Trust, Central National Bank & Trust and Brenham National Bank, have begun to issue, or have announced that they will issue, American Express or Discover-branded cards. Outside of the United States, our customers have historically been permitted to issue American Express cards, as well as the cards of other competing general purpose card networks.

The banking industry has undergone consolidation, and we expect this trend to continue. A major financial institution customer may be acquired by an institution that has a strong relationship with a competitor, resulting in a substantial loss of business. Because continued consolidation in the banking industry results in fewer financial institutions of increased size, the bargaining power of the remaining financial institutions increases.

Government Regulation

Government regulation impacts key aspects of our business. We are subject to government regulation of the payments industry in many countries in which our cards are used. Our customers are also subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence our business is affected by such regulations. In recent years our business has come under increasing regulatory scrutiny. In particular, interchange fees associated with open-loop payments systems such as ours are being reviewed or challenged in various jurisdictions in which our cards are used.

As the volume of card-based payments has increased in recent years, interchange fees, including our default interchange rates, have become subject to increased regulatory scrutiny worldwide. We believe that regulators are increasingly adopting a similar approach to interchange fees, and, as a result, developments in any one jurisdiction may influence regulatory approaches in other jurisdictions. Interchange fees have been the topic of recent committee hearings in the U.S. House of Representatives and the U.S. Senate, as well as conferences held by a number of U.S. federal reserve banks. In addition, the U.S. House of Representatives has passed a bill that would commission a study by the Federal Trade Commission of the role of interchange fees in alleged price gouging at gas stations. Individual state legislatures in the United States are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction. In addition, the Merchants Payments Coalition, a coalition of trade associations representing businesses that accept credit and debit cards, is mounting a challenge to interchange fees in the United States by seeking legislative and regulatory intervention.

Interchange fees and related practices also have been or are being reviewed by regulatory authorities and/or central banks in a number of jurisdictions, including the United States, European Union, Australia, Brazil, Colombia, Germany, Honduras, Hungary, Mexico, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom. In certain countries, such as Australia and Mexico, interchange rates have been adjusted in anticipation of, or in response to, government regulation.

Most jurisdictions in which we and our customers operate have implemented, amended or have pending anti-money laundering regulations. In 2002, we and our customers became subject to the provisions of the U.S.A. PATRIOT Act, which requires the creation and implementation of comprehensive anti-money laundering programs. In general, this requires that we make certain efforts to prevent our payments system from being used to facilitate money laundering and the financing of terrorist activities, including, for example, the designation of a compliance officer, training of employees, adoption of internal policies and procedures to mitigate money laundering risks, and periodic audits.

We are subject to regulations imposed by OFAC. OFAC restricts financial dealings with Cuba, Iran, Myanmar and Sudan, as well as financial dealings with certain restricted third parties, such as identified money laundering fronts for terrorists or narcotics traffickers. While we prohibit financial institutions that are domiciled in those countries or are restricted parties from being Visa members, many Visa International members are non-U.S. financial institutions, and thus are not subject to OFAC restrictions. Accordingly, our payments network may be used with respect to transactions in or involving countries or parties subject to OFAC-administered sanctions.

In recent years, a number of regulations relating to the price of credit and directed at our financial institution customers have been implemented in some jurisdictions in which our cards are used. In the United States, regulators and the U.S. Congress have increased their scrutiny of our customers’ pricing and underwriting standards relating to credit. For example, a number of regulations have been issued to implement the U.S. Fair and Accurate Credit Transactions Act, and other regulations are expected to be issued in 2007. One such regulation pertaining to risk-based pricing could have a significant impact on the application process for credit cards and result in increased costs of issuance and/or a decrease in the flexibility of card issuers to set the price of credit. Another such regulation is a significant proposal to amend Regulation Z, which implements the Truth-in-Lending Act, and will change the substance and format of consumer disclosures made by financial institutions. In addition, the U.S. Senate Permanent Subcommittee on Investigations and other Committees and Subcommittees may continue to consider the methods used to calculate finance charges and allocate payments received from cardholders and the methods by which default interest rates, late fees and over-the-credit-limit fees are determined, imposed and disclosed. Any regulation in this regard could impact our customers’ ability to issue cards profitably in certain segments and impact our payments volume and revenues.

We and our customers are subject to regulations related to privacy, data use and security in the jurisdictions in which we do business. For example, in the United States, our customers and we are respectively subject to the banking regulators’ information safeguard rules and the Federal Trade Commission’s rules under the Gramm-Leach-Bliley Act, respectively. These rules require that our customers and we develop, implement and maintain written, comprehensive information security programs containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue.

In recent years, there has been a heightened legislative and regulatory focus on data security. In the United States, a number of bills have been introduced in Congress and there have been several Congressional hearings to address these issues. Congress is considering data security/data breach legislation which, if implemented, could affect our customers and us. In addition, a number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation.

Governments in certain countries have acted, or could act, to provide resources or protection to selected national payment card providers or national payment processing providers to support domestic competitors or to displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. For example, our customers in China are not permitted to issue cards carrying our brands for domestic use in China. Governments in certain other countries have considered similar restrictions from time to time.

Many jurisdictions in which our customers and we operate are considering, or are expected to consider, legislation with regard to Internet transactions, and in particular with regard to choice of law, the legality of certain e-commerce transactions, the collection of applicable taxes and copyright and trademark infringement. If implemented, these initiatives could require our customers and us to monitor, filter, restrict or otherwise oversee various categories of payment card transactions or to take other actions. For example, draft regulations were proposed on October 1, 2007 pursuant to recently enacted U.S. legislation regarding Internet gambling, which will require our customers and us to code and block certain types of Internet gambling transactions. Comments on these draft regulations were due December 12, 2007 and final regulations will be forthcoming at an undetermined date. Various U.S. regulatory agencies are also considering additional regulation covering capital requirements, privacy, disclosure rules, security and marketing, which could impact our customers and us directly. Increases in fraud or other illegal activity involving our cards could also lead to regulatory intervention, such as mandatory card re-issuance.

Certain of our operations in the United States are periodically reviewed by the Federal Financial Institution Examination Council to ensure our compliance with applicable data integrity and security requirements, as well as other requirements applicable to us as a result of our role as a service provider to financial institutions. In recent years, the federal banking regulators in the United States have adopted a series of regulatory measures intended to require more conservative accounting, greater risk management and higher capital requirements for bank credit card activities, particularly in the case of banks that focus on subprime cardholders. Government regulators may determine that we are a systemically important payments system and impose settlement risk management requirements on us, including new settlement procedures or other operational rules to address credit and operational risks or new criteria for customer participation and merchant access to our payments system. In addition, outside of the United States, a number of jurisdictions have implemented legal frameworks to regulate their domestic payments systems. For example, regulators in Australia, Mexico, Colombia, India, Singapore and Malaysia have been given statutory authority to regulate certain aspects of the payments systems in those countries.

See Item 1A—“Risk Factors—Legal and Regulatory Risks—The payments industry is the subject of increasing global regulatory focus, which may result in costly new compliance burdens being imposed on us and our customers and lead to increased costs and decreased payments volume and revenues,” “—Interchange fees are subject to significant legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenues, our prospects for future growth and our overall business” and “—Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards issued, our payments volume and revenues.”

Employees

At September 30, 2007, we employed 5,479 persons worldwide. We consider our relationships with our employees to be good.

Customers

At September 30, 2007, we had approximately 16,600 financial institution customers. Operating revenues recognized as a result of fees paid, net of incentives, from our largest customer, JPMorgan Chase and its affiliates, were $408 million in fiscal 2006 and $454 million in fiscal 2007, representing 10% and 9% of our pro forma operating revenues in each such period. No other customer represented more than 10% of our pro forma operating revenues.

ITEM 1A.	Risk Factors

Legal and Regulatory Risks

Interchange fees are subject to significant legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenues, our prospects for future growth and our overall business.

Interchange represents a transfer of value between the financial institutions participating in an open-loop payments network such as ours. On purchase transactions, interchange fees are typically paid to issuers, which are the financial institutions that issue Visa cards to cardholders, by acquirers, which are the financial institutions that offer Visa network connectivity and payments acceptance services to merchants, in connection with transactions initiated with cards in our payments system. We set default interchange rates in the United States and other regions. In certain jurisdictions, interchange rates are subject to government regulation. Although we administer the collection and remittance of interchange fees through the settlement process, we generally do not receive any portion of the interchange fees. Interchange fees are often the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. We believe that interchange fees are an important driver of system volume.

As the volume of card-based payments has increased in recent years, interchange fees, including our default interchange rates, have become subject to increased regulatory scrutiny worldwide. We believe that regulators are increasingly adopting a similar approach to interchange fees, and, as a result, developments in any one jurisdiction may influence regulatory approaches in other jurisdictions.

Interchange fees have been the topic of recent committee hearings in the U.S. House of Representatives and the U.S. Senate, as well as conferences held by a number of U.S. federal reserve banks. In addition, the U.S. House of Representatives has passed a bill that would commission a study by the Federal Trade Commission of the role of interchange fees in alleged price gouging at gas stations. Individual state legislatures in the United States are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction. In addition, the Merchants Payments Coalition, a coalition of trade associations representing businesses that accept credit and debit cards, is mounting a challenge to interchange fees in the United States by seeking legislative and regulatory intervention.

Interchange fees and related practices also have been or are being reviewed by regulatory authorities and/or central banks in a number of other jurisdictions, including the European Union, Australia, Brazil, Colombia, Germany, Honduras, Hungary, Mexico, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom. For example:

•

The Reserve Bank of Australia has made regulations under legislation enacted to give it powers over payments systems. A regulation controls the costs that can be considered in setting interchange fees for Visa credit and debit cards, but does not regulate the merchant discount charged by any payment system, including competing closed-loop payments systems.

•

New Zealand’s competition regulator, the Commerce Commission, filed a civil claim alleging that, among other things, the fixing of default interchange rates by Cards NZ Limited, Visa International, MasterCard and certain Visa International member financial institutions contravenes the New Zealand Commerce Act. A group of New Zealand retailers filed a nearly identical claim against the same parties before the same tribunal. Both the Commerce Commission and the retailers seek declaratory, injunctive and monetary relief.

•

In March 2006, Banco de México, the central bank of Mexico, reached an agreement with the Mexican Banks Association to implement a new, value-based interchange methodology. As part of Banco de México’s transparency policies, details of the new interchange rates have been publicly disclosed and are available on Banco de México’s web site.

•

In December 2007, the European Commission adopted a decision that MasterCard’s multilateral interchange fees for cross-border payment transactions within the European Economic Area violated European Community Treaty rules on restrictive business practices and must be withdrawn within six months.

Regulatory actions such as these, even if not directed at us or if affecting a geographic region in which we do not operate, may nonetheless increase regulatory scrutiny of interchange fees. If we cannot successfully defend our ability to set default interchange rates to maximize system volume, our payments system may become unattractive to issuers and/or acquirers. This result could reduce the number of financial institutions willing to participate in our open-loop multi-party payments system, lower overall transaction volumes and/or make closed-loop payments systems or other forms of payment more attractive. Issuers could also begin to charge higher fees to consumers, thereby making our card programs less desirable and reducing our transaction volumes and profitability. Acquirers could elect to charge higher merchant discount rates to merchants, regardless of the level of Visa interchange, leading merchants not to accept cards for payment or to steer Visa cardholders to alternate payment systems. In addition, issuers or acquirers could attempt to decrease the expense of their card programs by seeking incentives from us or a reduction in the fees that we charge. Any of the foregoing could have a material adverse impact on our revenues, operating results, prospects for future growth and overall business.

A finding of liability in the interchange litigation may result in substantial damages.

Since 2005, approximately 50 class action and individual complaints have been filed on behalf of merchants against Visa U.S.A., Visa International, MasterCard and other defendants, including certain Visa U.S.A. member financial institutions, which we refer to as the interchange litigation. Among other antitrust allegations, the plaintiffs allege that Visa U.S.A.’s and Visa International’s setting of default interchange rates violated federal and state antitrust laws. The lawsuits have been transferred to a multidistrict litigation in the U.S. District Court for the Eastern District of New York. The class action complaints have been consolidated into a single amended class action complaint and the individual complaints are also being consolidated in the same multidistrict litigation. A similar case, filed in 2004, is on appeal by plaintiffs after having been dismissed with prejudice, and has not been transferred to the multidistrict litigation.

The plaintiffs in the interchange litigation seek damages for alleged overcharges in merchant discount fees, as well as injunctive and other relief. The plaintiffs have not yet quantified the damages they seek, although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages will be trebled and Visa U.S.A. and/or Visa International may be subject to joint and several liability among the defendants if liability is established, which could significantly magnify the effect of any adverse judgment. The interchange litigation is part of the covered litigation, which our retrospective responsibility plan is intended to address; however, the retrospective responsibility plan may not adequately insulate us from the impact of settlements of, or judgments in, the interchange litigation. Failure to successfully defend or settle the interchange litigation would result in liability that to the extent not covered by our retrospective responsibility plan could have a material adverse effect on our results of operations, financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent. In addition, even if our direct financial exposure were covered by our retrospective responsibility plan, settlements or judgments involving the multidistrict litigation could include restrictions on our ability to conduct business, which could increase our cost of doing business and limit our prospects for future growth. See Item 3—“Legal Proceedings—Retrospective Responsibility Plan—Covered Litigation—The Interchange Litigation.”

A finding of liability in the Discover litigation may result in substantial damages.

In 1998, the U.S. Department of Justice filed suit against Visa U.S.A., Visa International and MasterCard International in the U.S. District Court for the Southern District of New York. The suit alleged, among other things, that Visa U.S.A. restrained competition by prohibiting its member financial institutions from issuing certain payment cards that compete with Visa-branded cards (such as American Express or Discover), which we refer to as competing payment cards. The district court held that the prohibition constituted an unlawful restraint of trade under the U.S. federal antitrust laws, and this decision was affirmed by the Second Circuit Court of Appeals. In 2004, the U.S. Supreme Court denied our petition for certiorari, thereby exhausting all avenues for further appeal in this case. As a result of this judgment, the Visa U.S.A. bylaw that provided for the prohibition became unenforceable in October 2004 and was subsequently repealed.

Discover filed suit against Visa U.S.A., Visa International and MasterCard International, alleging that prohibiting member financial institutions from issuing competing payment cards caused it injury under the U.S. federal antitrust laws. Discover has requested that the district court give collateral estoppel effect to the court’s findings in the judgment of the 1998 Department of Justice litigation. Although the district court denied that request when made at the outset of the litigation, the district court indicated it would entertain a motion by Discover for collateral estoppel at a later time. If the court were to give collateral estoppel effect to one or more issues, significant elements of Discover’s claims would be established, making it more likely that Visa U.S.A. and Visa International could be found liable and that Discover would be awarded damages. Even if the court declines to give collateral estoppel effect to any of these issues, Discover may nevertheless be successful in establishing these issues in subsequent proceedings. On July 24, 2007, Discover served an expert report purporting to demonstrate that it had incurred substantial damages. Because this lawsuit was brought under the U.S. federal antitrust laws, any actual damages will be trebled and Visa U.S.A. and Visa International may be subject to joint and several liability among the defendants if liability is established, which could significantly magnify the effect of any adverse judgment.

American Express filed a suit similar to the Discover litigation against Visa U.S.A., Visa International and certain Visa U.S.A. member financial institutions. The American Express lawsuit is part of the covered litigation, which our retrospective responsibility plan is intended to address. We, Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. The settlement agreement in the American Express litigation will be funded through our retrospective responsibility plan.

The Discover lawsuit is also part of the covered litigation. The retrospective responsibility plan may not adequately insulate us from the impacts of settlements of, or judgments in, the Discover lawsuit. Failure to successfully defend against or settle these lawsuits would result in liability that to the extent not covered by our retrospective responsibility plan could have a material adverse effect on our results of operations, financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent. See Item 3—“Legal Proceedings—Retrospective Responsibility Plan—Covered Litigation.”

Our retrospective responsibility plan may not adequately insulate us from the impact of settlements and judgments in the covered litigation and will not insulate us from other pending or future litigation.

Our retrospective responsibility plan is intended to address monetary liabilities from settlements of, or final judgments in, the litigation described under Item 3—“Legal Proceedings—Retrospective Responsibility Plan—Covered Litigation.” The retrospective responsibility plan consists of several related mechanisms to fund settlements of, or judgments in, the covered litigation, including an escrow account funded with a portion of the net proceeds of our proposed initial public offering and potential follow-on offerings of our common stock, a loss sharing agreement, a judgment sharing agreement and the indemnification obligation of Visa U.S.A. members pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique and complex. If we are prevented from using one or more of these mechanisms under our retrospective responsibility plan, we could have difficulty funding the payment of a settlement or final judgment against us in a covered litigation, which could have a material adverse effect on our results of operations, financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent.

The retrospective responsibility plan does not address litigation other than the covered litigation that we currently face, including state court litigation relating to interchange, and will not cover litigation that we may face in the future, except for cases that include claims for damages relating to the period prior to our proposed initial public offering that are transferred for pre-trial proceedings or otherwise included in the interchange litigation. In addition, our retrospective responsibility plan is designed to cover only the potential monetary liability from settlements of, or judgments in, the covered litigation. Settlements and judgments in covered litigation may require us to modify the way we do business in the future, which could adversely affect our revenues, increase our expenses and/or limit our prospects for growth. Therefore, even if our retrospective responsibility plan adequately safeguards us from the monetary impact of settlements of, or judgments in, the covered litigation, it may not be sufficient to insulate us from all potential adverse consequences of settlements of, and judgments in, the covered litigation.

The retrospective responsibility plan depends, in part, on the timely completion of our proposed initial public offering, and if we are unable to close our proposed initial public offering in a timely manner, we may have insufficient funds to pay settlements of, or judgments in, such litigation, which could materially adversely affect our results of operations, cash flow and financial condition.

Visa U.S.A. and Visa International are currently involved in the litigation described under Item 3 “—Legal and Regulatory Proceedings—Retrospective Responsibility Plan.” Plaintiffs in these litigation matters have alleged substantial damages. Upon the closing of our proposed initial public offering, we intend to deposit a portion of the net proceeds from such offering, as determined by the litigation committee, in an escrow account from which settlements of, or judgments in, the covered litigation will be payable. We intend to use the funds in the escrow account to satisfy the settlement obligations of Visa U.S.A. in the American Express litigation and, as described below, to make payments relating to obligations of Visa U.S.A., Visa International and, in certain instances, Visa Inc., in connection with future settlement of, or judgments in, covered litigation. The settlement agreement for the American Express litigation requires that we make an initial payment of $945 million on or before March 31, 2008 and that, beginning March 31, 2008, we pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. It may be difficult for us to fund settlement of any of the covered litigation prior to the completion of our proposed initial public offering because we plan to use the escrow account as our primary source of funds for the payment of any potential losses arising from the covered litigation.

Further, Visa U.S.A., Visa International and Visa Inc. have entered into a loss sharing agreement and a judgment sharing agreement in the interchange litigation, which became effective on July 1, 2007, with certain of their members, which provide that these members will be responsible for their proportionate share of the liabilities associated with the covered litigation. However, the loss sharing agreement provides that if we do not timely pursue and consummate an initial public offering, including having completed an initial public offering before May 28, 2008, the date that is 240 days after completion of the reorganization, the members’ obligations under the loss sharing agreement may be suspended until we have completed an initial public offering, at which point such obligations will be reinstated in full as if they had never been suspended. The 240-day period may be extended under certain circumstances. In addition, this agreement provides that the signing banks are responsible only for a proportionate amount of the liability in respect of the covered litigation equal to their membership proportion, as calculated in accordance with Visa U.S.A.’s certificate of incorporation. Because not all of Visa U.S.A.’s members have signed the loss sharing agreement, until the funding of the escrow account pursuant to the retrospective responsibility plan, we would also need to rely upon those members’ indemnification obligations contained in Visa U.S.A.’s certificate of incorporation and bylaws and as agreed in their membership agreements to recover the remaining portion of any liability from Visa U.S.A.’s members.

In addition, if there were a final judgment against us in connection with the covered litigation or if we were to incur a judgment sharing obligation in a covered litigation before our proposed initial public offering, we would have to rely upon the loss sharing agreement, which only indemnifies us for a portion of the liability with respect to the covered litigation that is equal to the aggregate membership proportion of the Visa U.S.A. members that sign the loss sharing agreement, as calculated in accordance with Visa U.S.A.’s certificate of incorporation, and we would have to seek indemnification from Visa U.S.A.’s remaining members pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and as agreed in their membership agreements. To the extent we are unable to secure indemnification from our members, any portion of such a judgment not covered by our judgment sharing agreements would have to be paid by us and could have a material adverse effect on our financial condition.

If the settlements of Visa U.S.A.’s and Visa International’s currency conversion cases are not ultimately approved and we are unsuccessful in any of the various lawsuits relating to Visa U.S.A.’s and Visa International’s currency conversion practices, our business may be materially and adversely affected.

Visa U.S.A. and Visa International are defendants in several state and federal lawsuits alleging that their currency conversion practices are or were deceptive, anti-competitive or otherwise unlawful. In particular, a trial judge in California found that the former currency conversion practices of Visa U.S.A. and Visa International were deceptive under California state law, and ordered Visa U.S.A. and Visa International to require their members to disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered unspecified restitution to credit card holders. The decision was reversed on appeal on the ground that the plaintiff lacked standing to pursue his claims. After the trial court’s decision, several putative class actions were filed in California state courts challenging Visa U.S.A.’s and Visa International’s currency conversion practices for credit and debit cards. A number of putative class actions relating to Visa U.S.A.’s and Visa International’s former currency conversion practices were also filed in federal court. The federal actions have been coordinated or consolidated in the U.S. District Court for the Southern District of New York. The consolidated complaint alleges that the former currency conversion practices of Visa U.S.A. and Visa International violated federal antitrust laws.

On July 20, 2006 and September 14, 2006, Visa U.S.A. and Visa International entered into agreements settling or otherwise disposing of the federal and state actions and related matters. Pursuant to the settlement agreements, Visa U.S.A. paid approximately $100 million as part of the defendants’ settlement fund for the federal actions and will pay approximately $20 million to fund settlement of the California cases. The federal court has granted preliminary approval of the settlement agreements, but the settlement is subject to final approval by the court and resolution of all appeals. If final approval of the settlement agreements is not granted, all of the agreements resolving the federal and state actions will terminate. If that occurs, and we are unsuccessful in defending against some or all of these lawsuits, we may have to pay restitution and/or damages, and may be required to modify our currency conversion practices. The potential amount of damages and/or restitution could be substantial. In addition, although Visa U.S.A. and Visa International have substantially changed the practices that were at issue in these litigations, if the courts require further changes to our currency conversion and cross-border transaction practices, it could materially and adversely affect our business. See Item 3—“Legal Proceedings—Other Legal and Regulatory Proceedings—Currency Conversion Litigation.”

If Visa U.S.A. or Visa International is found liable in certain other lawsuits that have been brought against them or if we are found liable in other litigation to which we may become subject in the future, we may be forced to pay substantial damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our financial condition, revenues and profitability.

In recent years, numerous civil actions and investigations have been filed or initiated against Visa U.S.A. and Visa International alleging or seeking information as to violations of various competition, antitrust, consumer protection and other laws. These actions and investigations have been filed or initiated by a variety of different parties, including the U.S. Department of Justice, state attorneys general, merchants, consumers, competing card-issuing companies and other plaintiffs. Examples of such claims, which are described more fully under Item 3—“Legal Proceedings—Other Legal and Regulatory Proceedings,” include the following:

•

various state court actions based on a federal merchant class action lawsuit that Visa U.S.A. settled in 2003, alleging unlawful “tying” of credit and debit card services, attempted monopolization and other state law competition claims;

•	a patent infringement claim against Visa U.S.A. and Visa International involving the Verified by Visa product;

•	a claim of patent infringement, misrepresentation, breach of contract and antitrust violations against Visa International relating to a license agreement for smart card technology;

•

two state unfair competition law claims, one against Visa U.S.A. and Visa International based in part on Visa U.S.A.’s past practice of prohibiting member financial institutions from issuing certain competing payment cards, and another against Visa U.S.A. and Visa International alleging failure to inform cardholders of a security breach in a timely manner;

•

a promissory estoppel and misrepresentation claim against Visa U.S.A. and Visa International regarding deferment of a deadline for laboratory certification of ATM devices meeting heightened data encryption standards;

•	a trademark infringement claim against Visa International in Venezuela in connection with the Visa Vale product;

•

a civil investigative demand to Visa U.S.A. from the Office of the Attorney General for the District of Columbia, in coordination with the Attorneys General of New York and Ohio, seeking information regarding practices related to PIN debit cards;

•	a patent infringement claim against Visa U.S.A. and Visa International regarding certain Visa contactless payment technology;

•	a patent infringement claim against Visa U.S.A. regarding prepaid card products; and

•

two civil investigative demands issued by the Antitrust Division of the U.S. Department of Justice to Visa U.S.A., one concerning PIN debit and Visa U.S.A.’s No Signature Required Program, and the other regarding Visa U.S.A.’s agreements with financial institutions that issue Visa debit cards, respectively.

Private plaintiffs often seek class action certification in cases against us, particularly in cases involving merchants and consumers, due to the size and scope of our business and the large number of parties that are involved in our payment system. Although our retrospective responsibility plan is intended to address potential monetary liabilities arising from the specific litigation described under Item 3—“Legal Proceedings—Retrospective Responsibility Plan—Covered Litigation,” the plan does not cover other litigation that we currently face, and will not cover litigation, including state court litigation, that we may face in the future, except for cases that include claims for damages relating to the period prior to our proposed initial public offering that are transferred for pre-trial proceedings or otherwise included in the interchange litigation. We cannot predict whether or to what extent we will be subject to litigation liability that is not covered by our retrospective responsibility plan. If we are unsuccessful in our defense against any of the proceedings described above or in any future proceedings, we may be forced to pay substantial damages and/or change our business practices or our pricing structure, any of which could have a material adverse effect on our revenues, operating results, prospects for future growth and overall business.

We have received, and we may in the future receive, notices or inquiries from other companies suggesting that we may be infringing a pre-existing patent or that we need to license use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us. Holders of patents may pursue claims against us in the future if they believe their patents are being infringed by our product or service offerings. Based on our experience with such claims to date, we do not believe that any such claims would prevent us from continuing to operate our payments system or market any of our significant core products and services in substantially the same or equivalent manner as we have to date.

Limitations on our business and other penalties resulting from litigation or litigation settlements may materially and adversely affect our revenues and profitability.

Certain limitations have been placed on our business in recent years as a result of litigation and litigation settlements. For example, as a result of the June 2003 settlement of a U.S. merchant lawsuit against Visa U.S.A., merchants are able to reject Visa consumer debit cards in the United States while still accepting other Visa-branded cards, and vice versa. In addition, following the final judgment entered in the litigation the U.S. Department of Justice, or DOJ, brought against Visa U.S.A. and Visa International in 1998, as of October 2004, members of Visa U.S.A. may issue certain competing payment cards. Since this final judgment, several members of Visa U.S.A. have begun to issue, or have announced that they will issue, American Express or Discover-branded cards. See Item 3—“Legal Proceedings—Other Legal and Regulatory Proceedings—Department of Justice Antitrust Case and Related Litigation.”

In addition, pursuant to a court order, certain Visa U.S.A. debit issuers may be able to terminate some parts of their agreements with us. Visa U.S.A.’s bylaws provided that a settlement service fee was to be paid by certain Visa U.S.A. members that shifted a substantial portion of their offline debit card volume to another debit brand unless that shift was to the American Express or Discover brands. In June 2007, a federal court ruled that the settlement service fee violated the final judgment entered in the case the DOJ brought against Visa U.S.A., Visa International and MasterCard in 1998. See Item 3—“Legal Proceedings—Other Legal and Regulatory Proceedings—Department of Justice Antitrust Case and Related Litigation.” As a remedy, the court ordered Visa U.S.A. to repeal the settlement service fee bylaw. Further, any Visa U.S.A. debit issuer subject to the settlement service fee prior to its repeal that entered into an agreement with Visa U.S.A. that includes offline debit issuance on or after June 20, 2003 is now permitted to terminate that agreement, provided that the issuer has entered into an agreement to issue MasterCard-branded debit cards and has repaid to Visa U.S.A. any unearned benefits or financial incentives under its Visa U.S.A. agreement. The settlement service fee bylaw was rescinded as of the effective date of the order, but Visa U.S.A. has appealed other aspects of the court’s decision, including the contract termination portion of the court’s remedy. See Item 3—“Legal Proceedings—Other Legal and Regulatory Proceedings—Department of Justice Antitrust Case and Related Litigation.”

The developments discussed above and any future limitations on our business resulting from settlements of, or judgments in, pending or potential litigation could limit the fees we charge and reduce our payments volume, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

If we are partially or wholly unable to realize the benefit of our deferred tax assets related to our litigation expenses incurred in connection with the covered litigation, our financial results and cash flows may be materially and adversely affected.

The fiscal 2007 statement of operations of Visa U.S.A. reflects a litigation provision of $2.7 billion associated with the settlement of the American Express litigation and management’s liability estimate under the guidelines of SFAS No. 5 related to the Discover litigation and other matters. For tax purposes, the deduction related to these matters is deferred until the payments are made and thus Visa U.S.A. established a deferred tax asset of $778 million related to these payments, which is net of a reserve to reflect our best estimate of the amount of the benefit to be realized. Although we believe that the estimates and judgments we made in establishing our deferred tax asset and related reserves are reasonable, some or all of these judgments are subject to review by the taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded and we were unable to realize this benefit, it could have a material and adverse effect on our financial results and cash flows.

The payments industry is the subject of increasing global regulatory focus, which may result in costly new compliance burdens being imposed on us and our customers and lead to increased costs and decreased payments volume and revenues.

We and our customers are subject to regulations that affect the payments industry in many countries in which our cards are used. Regulation of the payments industry has increased significantly in recent years. Examples of such regulation include:

•

Anti-money laundering regulation. Most jurisdictions in which we and our customers operate have implemented, amended or have pending anti-money laundering regulations, such as the U.S.A. PATRIOT Act, which requires the creation and implementation of comprehensive anti-money laundering programs.

•

U.S. Treasury Office of Foreign Assets Control regulation. Visa U.S.A. and Visa International are subject to regulations imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC. OFAC restricts financial dealings with Cuba, Iran, Myanmar and Sudan, as well as financial dealings with certain restricted parties, such as identified money laundering fronts for terrorists or narcotics traffickers. While we prohibit financial institutions that are domiciled in those countries or are restricted parties from being Visa members, many Visa International members are non-U.S. financial institutions, and thus are not subject to OFAC restrictions. Accordingly, our payments system may be used for transactions in or involving countries or parties subject to OFAC-administered sanctions.

•

Regulation of the Price of Credit. In recent years, legislation, regulations or other legal requirements affecting credit cards have been adopted in a number of the jurisdictions in which our cards are used. For example, in the United States, congress and the federal banking agencies have increased their scrutiny of the disclosure and billing practices of credit card issuers. The Federal Reserve Board has proposed significant changes to Regulation Z, under the Federal Truth in Lending Act, which, if implemented, could have a significant affect on the advertising, disclosure and billing practices of card issuers. Proposed or other changes to the laws and or regulations affecting credit card operations and pricing could increase the costs of card issuance and/or decrease the flexibility of card issuers to charge interest rates and fees on credit card accounts. Any such unfavorable regulation of the practices of card issuers could result in a decrease in our payments volume and revenues.

•

Regulation of Internet transactions. Many jurisdictions in which our customers and we operate are considering, or are expected to consider, legislation concerning Internet transactions, and in particular with regard to choice of law, the legality of certain e-commerce transactions, the collection of applicable taxes and copyright and trademark infringement. Such legislation may make it less desirable or more costly to complete Internet transactions using our cards.

•

Safety and soundness regulation. In recent years, federal banking regulators in the United States have adopted a series of regulatory measures intended to require more conservative accounting, greater risk management and higher capital requirements for bank credit card activities, which may make becoming an issuer of our cards less attractive.

Increased regulatory focus in connection with the matters discussed above may increase our costs, which could materially and adversely affect our financial performance. Similarly, increased regulatory focus on our customers may cause a reduction in payments volume, which could materially adversely affect our revenues, operating results, prospects for future growth and overall business.

Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards issued, our payments volume and revenues.

We and our customers are subject to regulations related to privacy and data use and security in the jurisdictions in which we do business, and we could be adversely affected by these regulations. For example, in the United States, we and our customers are subject to the banking regulators’ information safeguard rules and the Federal Trade Commission’s rules under the Gramm-Leach-Bliley Act. The rules require that we and our customers develop, implement and maintain written, comprehensive information security programs containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities, and the sensitivity of any customer information at issue.

In recent years, there has been heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. In the United States, a number of bills have been introduced in Congress and there have been several Congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2008 that, if implemented, could affect our customers and us. In addition, a number of U.S. states have enacted security breach legislation requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation.

Regulation of privacy, data use and security may materially increase our costs and our customers’ costs and may decrease the number of our cards that our customers issue, which could materially and adversely affect our profitability. Our failure, or the failure of our customers, to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions and damage to our global reputation and our brand.

Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries, which could adversely affect our ability to maintain or increase our revenues.

Governments in certain countries have acted, or could act, to provide resources or protection to selected national payment card providers or national payment processing providers to support domestic competitors or to displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. For example, our members in China are not permitted to issue our cards for domestic use in China. Governments in certain other countries have considered similar restrictions from time to time. Our efforts to effect change in countries where our access to the domestic payments segment is limited may not be successful, which could adversely affect our ability to maintain or increase our revenues and extend our global brand.

If government regulators determine that we are a systemically important payments system, we may have to change our settlement procedures or other operations, which could make it more costly to operate our business and reduce our operational flexibility.

A number of international initiatives are underway to maintain financial stability by strengthening financial infrastructure. The Committee on Payment and Settlement Systems of the central banks of the Group of Ten countries has developed a set of core principles for “systemically important payment systems.” Government regulators in the United States or elsewhere may determine that we are a “systemically important payments system” and impose settlement risk management requirements on us, including new settlement procedures or other operational rules to address credit and operational risks or new criteria for member participation and merchant access to our payments system. Any of these developments could make it more costly to operate our business.

Our framework agreement with Visa Europe includes indemnity obligations that could expose us to significant liabilities.

Under our framework agreement with Visa Europe, we are required to indemnify Visa Europe for losses resulting from any claims in the United States or anywhere else outside of Visa Europe’s region arising from our or their activities that relate to our payments business or the payments business of Visa Europe. This obligation applies whether or not we or any of our related parties or agents participated in the actions that gave rise to such claims. Such an obligation could expose us to significant liabilities for activities over which we have little or no control. These liabilities would not be covered by our retrospective responsibility plan.

Business Risks

We face intense competitive pressure on customer pricing, which may materially and adversely affect our revenues and profitability.

We generate revenues from fees we charge our customers that are based on payments volume, transaction messages processed and various other services we provide. In order to increase payments volume, enter new market segments and expand our card base, we offer incentives to customers, such as up-front cash payments, fee discounts, credits, performance-based growth incentives, marketing support payments and other support, such as marketing consulting and market research studies. Over the past several years, we have increased our use of incentives such as up-front cash payments and fee discounts in many countries, including the United States. In order to stay competitive, we may have to continue to increase our use of incentives. Such pricing pressure may make the provision of certain products and services less profitable or unprofitable and materially and adversely affect our operating revenues and profitability. To the extent that we continue to increase incentives to our customers, we will need to further increase payments volume or the amount of services we provide in order to benefit incrementally from such arrangements and to increase revenues and profit, and we may not be successful in doing so. In addition, we enter into long-term contracts with certain customers, and continued pressure on fees could prevent us from entering into such agreements in the future on terms that we consider favorable or may require us to modify existing agreements in order to maintain relationships. Increased pricing pressure also enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives, and we may not succeed in these efforts.

Our operating results may suffer because of intense competition in the global payments industry.

The global payments industry is intensely competitive. Our payment programs compete against all forms of payment, including cash, checks and electronic transactions such as wire transfers and automated clearing house payments. In addition, our payment programs compete against the card-based payments systems of our competitors, such as MasterCard, American Express, Discover and private-label cards issued by merchants.

Some of our competitors may develop substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer, may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have or may develop better security solutions or more favorable pricing arrangements. Our competitors may also introduce more innovative programs and services than ours.

Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate closed-loop payments systems with direct connections to both merchants and consumers, without involving intermediaries. These competitors seek to derive competitive advantages from their business models. For example, operators of closed-loop payments systems tend to have greater control over consumer and merchant customer service than operators of open-loop multi-party payments systems such as ours, in which we must rely on our issuing and acquiring financial institution customers. In addition, these competitors have not attracted the same level of legal or regulatory scrutiny of their pricing and business practices as have operators of open-loop multi-party payments systems such as ours.

We also expect that there may be changes in the competitive landscape in the future, including:

•

Competitors, customers and other industry participants may develop products that compete with or replace value-added services we currently provide to support our transaction processing. For example, in recent years some of our competitors and members have begun to compete with our currency conversion services by providing dynamic currency conversion services. Dynamic currency conversion is a service offered or facilitated by a merchant or processor that allows a cardholder to choose to have a transaction converted from the merchant’s currency into the cardholder’s billing currency at the point of sale in real-time, thereby bypassing our currency conversion processes. Dynamic currency conversion services could, if significant numbers of cardholders choose to use them, replace our own currency conversion processing services or could force us to change our pricing or practices for these services. If we process fewer transactions or are forced to change our pricing or practices for our currency conversion processing because of competing dynamic currency conversion services or otherwise, our revenues may be materially and adversely affected.

•

Parties that process our transactions in certain countries may try to eliminate our position in the payments value chain. For example, merchants could process transactions directly with issuers, or processors could process transactions directly between issuers and acquirers.

•

Participants in the payments industry may merge, create joint ventures or form other business combinations that may strengthen their existing business propositions or create new payment services that compete with our services.

•

Competition from alternative types of payment services, such as online payment services and services that permit direct debit of consumer checking accounts or automatic clearing house, or ACH, payments, may increase.

Our failure to compete effectively against any of the foregoing competitive threats, could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Our operating revenues would decline significantly if we lost one or more of our largest customers, which could have a material adverse impact on our business.

A significant portion of our operating revenues are concentrated among our largest customers. Our pro forma operating revenues from our five largest customers represented approximately $1.2 billion, or 23%, and $938 million, or 24%, of our total pro forma operating revenues for fiscal 2007 and fiscal 2006, respectively. In addition, our pro forma operating revenues from our largest customer, JPMorgan Chase, accounted for $454 million, or 9%, and $408 million, or 10%, of our pro forma operating revenues for fiscal 2007 and 2006, respectively. Most of our larger customer relationships are not exclusive and in certain circumstances (including, in some cases, on relatively short notice) may be terminated by our customers. Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services. Loss of business from any of our largest customers could have a material adverse effect on our business.

Consolidation of the banking industry could result in our losing business and may create pressure on the fees we charge our customers, which may materially and adversely affect our revenues and profitability.

Over the last several years, the banking industry has undergone substantial consolidation, and we expect this trend to continue in the future. Significant ongoing consolidation in the banking industry may result in one of our largest customers being acquired by an institution that has a strong relationship with a competitor, resulting in a substantial loss of business. In addition, one or more of our customers could seek to merge with or acquire one of our competitors, and any such transaction could have a material adverse effect on our business and prospects.

Continued consolidation in the banking industry would also reduce the overall number of our customers and potential customers and could increase the bargaining power of our remaining customers and potential customers. This consolidation could lead financial institutions to seek greater pricing discounts or other incentives with us. In addition, consolidation could prompt our existing customers to seek to renegotiate their pricing agreements with us to obtain more favorable terms. Pressure on the fees we charge our customers caused by such consolidation could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Merchants are pursuing litigation and supporting regulatory proceedings relating to the costs associated with payment card acceptance and are negotiating incentive arrangements, including pricing discounts, all of which may increase our costs and materially and adversely affect our profitability.

We rely in part on merchants and their relationships with our customers to maintain and expand the acceptance of our payment cards. We believe that consolidation in the retail industry is producing a set of larger merchants that are having a significant impact on all participants in the global payments industry. For instance, some large merchants are bringing lawsuits against us with regard to, or advocating regulation of, interchange fees, which may represent a significant cost that merchants pay to accept payment cards. The emphasis merchants are placing on the costs associated with payment card acceptance may lead to additional regulation and litigation, which would not be covered by our retrospective responsibility plan and which could impair our revenues, operating results, prospects for future growth and overall business.

We, along with our customers, negotiate pricing discounts and other incentive arrangements with certain large merchants to increase acceptance of our payment cards. If merchants continue to consolidate, we and our customers may have to increase the incentives provided to certain larger merchants, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Certain financial institutions have exclusive, or near exclusive, relationships with our competitors to issue payment cards, and these relationships may adversely affect our ability to maintain or increase our revenues.

Certain financial institutions have long-standing exclusive, or near exclusive, relationships with our competitors to issue payment cards, and these relationships may make it difficult or cost-prohibitive for us to do material amounts of business with them in order to increase our revenues. In addition, these financial institutions may be more successful and may grow faster than the financial institutions that primarily issue our cards, which could put us at a competitive disadvantage.

We depend significantly on our relationships with our customers and other third parties to deliver services and manage our payments system. As a result, our success and reputation are significantly dependent on the success of our customers and the quality of the services they provide. If we are unable to maintain those relationships, or if third parties on which we depend fail to deliver services on our behalf, our business may be materially and adversely affected.

We are, and will continue to be, significantly dependent on relationships with our customers and their relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates (if applicable) or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. In addition, we do not generally solicit merchants to accept our cards and we do not establish the discount rates that merchants are charged for card acceptance, which are responsibilities of acquirers. As a result, the success of our business significantly depends on the continued success and competitiveness of our customers and the strength of our relationships with them.

Outside of the United States and certain other countries, most domestic (as opposed to cross-border) transactions conducted using our payment cards are authorized, cleared and settled by our customers or other processors without involving our processing systems. Because we do not provide domestic transaction processing services in these countries, do not generally have direct relationships with merchants and never have direct relationships with cardholders, we depend on our close working relationships with our customers to effectively manage the processing of transactions involving our cards. Our inability to control the end-to-end processing on cards carrying our brands in many countries may put us at a competitive disadvantage by limiting our ability to ensure the quality of the services supporting our brand.

In addition, we depend on third parties to provide various services on our behalf and to the extent that any third party vendors fail to deliver services, our business and reputation could be impaired.

Our brands and reputation are key assets of our business and may be affected by how we are perceived in the marketplace.

Our brands and their attributes are key assets of our business. The ability to attract and retain consumer cardholders and corporate clients to Visa-branded products is highly dependent upon the external perceptions of our company and our industry. Our business may be affected by actions taken by our customers that impact the perception of our brands. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory,” which may materially and adversely impact our business. Adverse developments with respect to our industry may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny.

Global economic, political and other conditions may adversely affect trends in consumer spending and cross-border travel, which may materially and adversely impact our revenues, operating results, prospects for future growth and overall business.

The global payments industry depends heavily upon the overall level of consumer, business and government spending. For example, a sustained deterioration in general economic conditions, particularly in the United States and the Asia-Pacific region, where approximately 66% and 14%, respectively, of our pro forma revenues were generated for fiscal 2007 and, 71% and 12%, respectively, of our pro forma revenues were generated for fiscal 2006, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel, which may be adversely affected by world geopolitical, economic and other conditions, including the threat of terrorism and outbreak of diseases, such as SARS and avian flu. In particular, revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency. In addition, as we are principally domiciled in the United States, a negative perception of the United States could impact the perception of our company, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

As a guarantor of certain obligations of Visa members, we are exposed to risk of loss or insolvency if any member fails to fund its settlement obligations.

We indemnify Visa members for any settlement loss suffered due to the failure of a member to fund its daily settlement obligations. In certain instances, we indemnify members even in situations in which a transaction is not processed by our system. The indemnification creates settlement risk for us due to the difference in timing between the date of payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited.

While we believe that we have sufficient liquidity to cover a settlement failure by any of the largest Visa members, concurrent settlement failures of more than one of our largest members or several of the smaller Visa members, or systemic operational failures that last for more than a single day, may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the amount of such payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. Settlement at risk (or exposure) is estimated using the average daily volumes during the quarter multiplied by the estimated number of days to settle, and the total balance for outstanding travelers cheques. Our estimated settlement exposure, after consideration of collateral that we require certain financial institutions to post, amounted to approximately $28.8 billion at October 1, 2007.

Some Visa members are composed of groups of financial institutions. Some of these members have elected to limit their responsibility for settlement losses arising from the failure of their constituent financial institutions in exchange for managing their constituent financial institutions in accordance with our credit risk policy. To the extent that any settlement failure resulting from a constituent financial institution exceeds the limits established by our credit risk policy, we would have to absorb the cost of such settlement failure, which could materially and adversely affect our cash flow.

If our transaction processing systems are disrupted or we are unable to process transactions efficiently, our revenues or operating results and the perception of our brands could be materially and adversely affected.

Our transaction processing systems may experience service interruptions or degradation as a result of processing or other technology malfunction, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism or accident. Our visibility in the global payments industry may attract terrorists and hackers to conduct physical or computer-based attacks, leading to an interruption in service, increased costs or the compromise of data security. Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenues or profitability.

If we are not able to keep pace with the rapid technological developments in the payments industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of our cards could decline, which could reduce our revenues and income.

The payments industry is subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card products and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards, by resistance from customers or merchants to such changes or by intellectual property rights of third parties. Our future success will depend, in part, on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenues.

We and our customers, merchants and other third parties store cardholder account information in connection with our payment cards. In addition, our customers may use third-party processors to process transactions generated by cards carrying our brands. Breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our cards, reputational damage and lead to claims against us. For example, in January 2007, TJX Companies, Inc., a large retailer with stores in the United States, Canada and the United Kingdom, disclosed a significant security breach in connection with card and account information, which exposed tens of millions of payment cards issued under our brands and our competitors’ brands to fraudulent use. If we are sued in connection with any data security breach, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenues and profitability. In addition, any reputational damage resulting from an account data breach at one of our customers, merchants or other third parties could decrease the use and acceptance of our cards, which could have a material adverse impact on our payments volume, revenues and future growth prospects. Finally, any data security breach could result in additional regulation, which could materially increase our costs.

An increase in fraudulent and other illegal activity involving our cards could lead to reputational damage to our brands and could reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information to engage in illegal activities such as fraud and identity theft. As outsourcing and specialization become a more acceptable way of doing business in the payments industry, there are more third parties involved in processing transactions using our cards. If fraud levels involving our cards were to rise, it could lead to reputational damage to our brands, which could reduce the use and acceptance of our cards, or to greater regulation, which could increase our compliance costs.

Visa Europe’s payments system operations are becoming increasingly independent from ours, and if we are unable to maintain seamless interaction of our respective systems, our business and the global perception of the Visa brand could be impaired.

Visa Europe currently has a regionally controlled processing platform. In June 2006, Visa Europe began operating an authorization system that is separate from ours and Visa Europe plans to begin operating a transaction clearing and settlement system that is separate from ours. Because we and Visa Europe have independent processing platforms, interoperability must be maintained. Visa Europe’s authorization system has experienced interruptions in service, and it could experience further interruptions in the future. To the extent that system disruptions occur, it may affect our cardholders who are traveling in Visa Europe’s region and impair our reputation. The increasingly independent payments system operations of Visa Europe could present certain challenges to our business because differences between the two processing systems may make it more difficult to maintain the interoperability of our respective systems. In addition, under the framework agreement, we are restricted from requiring Visa Europe to implement certain changes that we may deem important unless we agree to pay for the implementation costs. Any of the foregoing could result in a loss of payments volume or of customers or could materially increase our costs.

Adverse currency fluctuations could decrease revenues and increase expenses.

We conduct business globally in many foreign currencies, but report our financial results in U.S. dollars. We are therefore exposed to adverse movements in foreign currency exchange rates because depreciation of non-U.S. currencies against the U.S. dollar reduces the U.S. dollar value of the non-U.S. dollar denominated revenues that we recognize and appreciation of non-U.S. currencies against the U.S. dollar increases the U.S. dollar value of expenses that we incur that are denominated in those foreign currencies. We enter into foreign currency hedging contracts to reduce the effect of adverse changes in the value of a limited number of foreign currencies and for a limited period of time (typically up to one year).

Some of our financial incentives to customers are recorded using estimates of our customers’ performance. Material changes in our customers’ performance compared to our estimates could have a material adverse impact on our results of operations.

In certain instances, we offer our customers financial incentives, which are typically tied to their payments volume or transaction messages processed, often under particular programs. These financial incentives are typically recorded as a reduction of revenues. We typically make estimates of our customers’ performance under these programs (sometimes over several years) in order to derive our estimates of the financial incentives that we will pay them. The reduction of revenues that we record each quarter under volume and support agreements is based on these estimates. Material changes in our customers’ performance compared to estimates could have a material adverse impact on our results of operations. For example, if a customer performs better than expected, we may be required to reduce future period revenues to account for the fact that we did not reduce revenues enough in prior periods. On the other hand, if a customer performs worse than expected, we may conclude that we reduced revenues by too much in previous periods.

We have significant contingent liabilities for settlement payment of all issued and outstanding travelers cheques.

At September 30, 2007, we had over $1 billion in contingent liabilities for settlement payment of all issued and outstanding travelers cheques. Approximately 35% of these travelers cheques were issued outside of the United States by a single issuer. While these obligations are supported in part by a bank guarantee, if the issuer were to fail to pay, we would be obligated to fund partial settlement of presented travelers cheques.

Risks Related to our Structure and Organization

The recent change to our governance structure could have a material adverse effect on our business relationships with our customers.

Prior to our recent reorganization, a number of Visa’s key members had officers who also served on the boards of directors of Visa U.S.A., Visa International, Visa Canada or the regional boards of directors of the unincorporated regions of Visa AP, Visa LAC and Visa CEMEA. As a result of our reorganization, the regional boards of directors of the unincorporated regions have been eliminated, and the boards of directors of Visa U.S.A. and Visa Canada are now comprised of management and are largely administrative in nature. In addition, although our regions are represented on our board by six of our 17 directors, the holders of our class B and class C common stock are not otherwise entitled to vote in the election of directors. As a result, the role of member-nominated and member-elected directors in our corporate governance has been reduced as a result of the reorganization. These changes could have a detrimental effect on our business relationships with members associated with a particular region. In addition, if a member that had an officer who also served on one of the regional boards of directors does not have an officer who currently serves on our board of directors, our business relationship with that member could suffer. A significant loss of revenues or payments volume attributable to such members could have a material adverse effect on our business.

Our relationship with Visa Europe is governed by our framework agreement, which gives Visa Europe very broad rights to operate the Visa business in Visa Europe’s region. We have limited ability to control their operations and limited recourse in the event of a breach by Visa Europe.

Historically, Visa Europe had been subject to the same global operating rules as Visa U.S.A., Visa International and Visa Canada. These global operating rules regulate, among other things, interoperability of payment processing, brand maintenance and investment, standards for products and services, risk management, disputes between members and acceptance standards for merchants. After the reorganization, Visa Europe, unlike Visa U.S.A., Visa International and Visa Canada, did not become our subsidiary. As a result, Visa Europe is no longer subject to the same global operating rules as our subsidiaries and customers.

Our relationship with Visa Europe is now governed by a framework agreement and a subset of operating rules that we have agreed to with Visa Europe and that we have limited ability to change in the future. Although the agreement seeks to ensure that Visa Europe operates in a manner that is acceptable to us, the contractual arrangement is untested and may not be effective in achieving this result. Visa Europe is responsible for designing its own plans to ensure that it is in compliance with the global rules, interoperability, integrity of the system and trademark usage. While we have the right to request changes to these plans, we have no right to audit their compliance with these requirements or examine their books and records in connection with the framework agreement or the put option. The agreement provides Visa Europe with very broad latitude to operate the Visa business and use our brands and technology within Visa Europe’s region and provides us limited controls over the operation of the Visa business in their region. Visa Europe is not required to spend any minimum amount promoting and building the Visa brand in its region, and the strength of the Visa global brand is contingent, in part, on the efforts of Visa Europe to maintain product and service recognition and quality in Europe. Visa Europe may develop, among other things, new brands, payment processing characteristics, products, services, risk management standards, processes for resolving disputes among its members or merchant acceptance profiles that are inconsistent with the operating rules that we apply in the rest of the world.

If we want to change a global rule or require Visa Europe to implement certain changes that would not have a positive return for Visa Europe and its members, then Visa Europe is not required to implement such rule or change unless we agree to pay for the implementation costs and expenses that Visa Europe and its members will incur as a consequence of the implementation to the extent necessary to return Visa Europe and its members to a neutral financial condition. We cannot terminate the framework agreement even in the event of Visa Europe’s material uncured breach, and we can only exercise our call right to purchase Visa Europe under extremely limited circumstances. Our remedies under this agreement, if Visa Europe fails to meet its obligations, are limited. Our inability to terminate and other features of the licenses granted under the agreement may also raise issues concerning the characterization of the licenses for purposes of determining our tax treatment with respect to entering into the licenses and receiving payments thereunder. Any inconsistency in the payment processing services and products that we are able to provide could negatively affect cardholders from Visa Europe using cards in our regions or our cardholders using cards in Visa Europe’s region.

We have granted to Visa Europe the right to require us to purchase all of the outstanding shares of Visa Europe’s capital stock. If Visa Europe exercises this option, we will incur a substantial financial obligation. In addition, we are required to record any change in the fair value of the put option on a quarterly basis, which will impact our net income.

We have granted Visa Europe a put option, which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time following the date that is the earlier of (i) 365 days after the completion of an initial public offering of our common stock; and (ii) May 30, 2009. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to our common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. Upon exercise of the put option, we will be obligated, subject only to regulatory approvals and other limited conditions, to pay the purchase price within

285 days in cash or, at our option, with a combination of cash and shares of our publicly tradable common stock. The portion of the purchase price we will be able to pay in stock will initially be limited to the percentage of our class C (series I) common stock that at the settlement date remains subject to the transfer restrictions. We must pay the purchase price in cash, however, if the settlement of the put option occurs more than three years after the completion of our proposed initial public offering.

We will incur a substantial financial obligation if Visa Europe exercises the put option. The amount of that potential obligation could vary dramatically based on, among other things, the 12 month projected sustainable net operating income of Visa Europe, the allocation of cost synergies, the trading price of our class A common stock, and our 12-month forward price-to-earnings multiple, in each case, as determined at the time the put option is exercised. We are not currently able to estimate the amount of this obligation due to the nature and number of factors involved and the range of important assumptions that would be required. However, depending upon Visa Europe’s level of sustainable profitability and/or our 12-month forward price-to-earnings multiple at the time of any exercise of the option, the amount of this obligation could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering, in order to meet our obligation. This financing may not be available to us in a sufficient amount within the required 285-day period or on terms that we deem to be reasonable. The payment of part of the exercise price in stock would dilute the ownership interests of our stockholders. Moreover, the acquisition of Visa Europe following an exercise of the put option would require us to integrate the operations of Visa Europe into our business, which could divert the time and attention of senior management.

We recorded the put option at its fair value in our consolidated balance sheet on October 1, 2007 as part of the reorganization. In the future, we will be required to record any change in the fair value of the put option on a quarterly basis. These adjustments will be recorded through our consolidated statements of operations, which will therefore impact our reported net income and earnings per share. Such quarterly adjustments and their resulting impact on our reported statements of operations could be significant. The existence of these charges could adversely affect our ability to raise capital and/or the price at which we can raise capital.

See Item 13—“Certain Relationships and Related Transactions, and Director Independence—Relationship with Visa Europe—The Put-Call Option Agreement.”

The terms of our reorganization created financial incentives that reward net revenue growth in the four quarters ended December 31, 2007.

One of the terms of our reorganization plan was a “true up” mechanism designed to reallocate the shares initially distributed to the members of Visa U.S.A. and Visa International, and the former members of Visa Canada, among themselves, based on each participating region’s relative under- or over-achievement of its net revenue targets during a measurement period consisting of the four-quarter period ending with (and including) the latest quarter for which financial statements are included in the registration statement in connection with our proposed initial public offering on the date it is declared effective by the SEC. We expect that the measurement period will consist of the four quarters ended December 31, 2007. This mechanism creates financial incentives that reward net revenue growth in the measurement period. Because comparable incentives did not exist in prior periods and will not exist in future periods, it is possible that the rate of revenue growth in the measurement period will not be representative of rates that may be expected in future periods.

Our management team is new and does not have a history of working together.

We designated Joseph W. Saunders as our Chief Executive Officer and Chairman of our board in May 2007 and have since assembled a new management team, including John (Hans) C. Morris, our President, and Byron H. Pollitt, our Chief Financial Officer. Our success will largely depend on the ability of the new management team to work together to integrate the operations and business of Visa U.S.A., Visa International and Visa Canada, and to continue to execute our business strategy. Because our management team does not have a significant history of working together and includes individuals recruited from outside our company, they may not be able to work together effectively, which could disrupt our operations and harm our business.

Our recent reorganization will require us to make significant changes to our culture and business operations. If we fail to make this transition successfully, our business could be materially and adversely affected.

Our recent reorganization will require broad and significant changes to our culture and operations. Historically, the primary goal of Visa U.S.A., Visa International and Visa Canada has not been to maximize profit for these entities, but rather to deliver benefits to their members and enhance member opportunity and revenue. As a result of the reorganization, we now must operate our business in a way that maximizes long-term stockholder value. Many of our employees have limited experience operating in a profit-maximizing business environment.

In addition, the Visa enterprise historically has been operated under a decentralized regional structure, and each region has had substantial autonomy in its own business strategies and decisions. Our recent reorganization has resulted in a more centralized corporate governance structure in which our board of directors exerts centralized management control. We face significant challenges integrating the operations of the different regions. We may also be unable to retain and attract key employees, and we may not realize the cost savings and operational efficiencies that we currently expect. This transition will be subject to risks, expenses and difficulties that we cannot predict and may not be capable of handling in an efficient and timely manner.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We may make strategic acquisitions of complementary businesses, products or technologies. If so, we may not be able to successfully finance or integrate any such businesses, products or technologies. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenues. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. While we from time to time evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any material acquisitions.

Our regional classes of common stock, our class B common stock and our class C common stock into which our regional classes of common stock may be converted, are subject to significant restrictions on transfer and ownership.

The regional classes of our common stock that were issued upon the closing of the reorganization, and our class B common stock and class C common stock into which our regional classes of common stock will be converted prior to our proposed initial public offering, are and will be subject to significant ownership and transfer restrictions. For example, subject to limited exceptions, shares of our class B common stock may not be transferred until the later of three years from the date of an initial public offering or the period of time necessary to resolve the covered litigation. All other regional classes of our common stock and our class C common stock may not be transferred, subject to limited exceptions, until the third anniversary of the date of an initial public offering. During such periods, except for limited exceptions, holders of our regional classes of common stock, and our class B common stock and class C common stock will not be able to transfer such stock to any person or entity other than affiliates of the holder or, in the case of class B and class C common stock, to holders of common stock of the same class of common stock.

Ownership of a significant percentage of our common stock is concentrated in a few of our largest members.

Our four largest stockholders own approximately 25% of our outstanding common stock. This concentration of voting power could result in these stockholders having the ability to block stockholder action that other holders of our common stock may deem favorable.

The U.S. Internal Revenue Service may treat a portion of our common stock received by a member of Visa International or Visa U.S.A. as taxable income.

Based on the opinion of our special tax counsel, we believe that, subject to the assumptions, qualifications and limitations contained in such opinion, we, the members of Visa International and the members of Visa U.S.A. will not recognize any gain or loss for U.S. federal income tax purposes in connection with the reorganization and the true-up, except that, as to a portion of any Visa Inc. stock received in connection with the true-up, a stockholder of Visa Inc. may recognize imputed interest income. If a stockholder is not a United States person for U.S. federal income tax purposes, we may be required to withhold U.S. federal income tax at a rate of 30% of the imputed interest or, if applicable, at a lower treaty rate.

Notwithstanding the foregoing, the opinion of our special tax counsel does not apply to the extent that the fair market value of our common stock received by a member of Visa International or by a member of Visa U.S.A. pursuant to the reorganization and the true-up (whether received on the date of closing of the reorganization or thereafter) is different from the fair market value of such member’s equity interest in Visa International or Visa U.S.A., as the case may be, immediately before the commencement of the reorganization. Our special tax counsel is unable to opine as to such difference because, in transactions similar to the reorganization and the true-up, treatment as an exchange described in Section 351 of the Internal Revenue Code of 1986, as amended, generally applies only to the extent that a taxpayer transfers property to a corporation in exchange for stock having the same fair market value. The IRS might therefore take the position that the difference (whether received on the date of closing of the reorganization or thereafter), in the case of an excess of value received over value surrendered, should not be treated for U.S. federal income tax purposes as having been received in exchange for property. As a result, a member of Visa International or a member of Visa U.S.A. could be required to recognize income, but only to the extent of the excess or shortfall of value received over value surrendered.

The shares of class B common stock that are retained by members of Visa U.S.A. will be subject to dilution as a result of the establishment of the escrow account and any follow-on offerings of our class A common stock, the proceeds of which will be used to fund additional amounts into the escrow account necessary to resolve the covered litigation.

The shares of class B common stock that are retained by Visa U.S.A. members and that are not redeemed out of the proceeds of the proposed initial public offering will be subject to dilution to the extent of the initial amount of the escrow account. This dilution of the shares of class B common stock will be accomplished through an adjustment to the conversion rate of the shares of class B common stock. These shares will not be able to be converted into shares of class A common stock or, subject to limited exceptions, transferred until the later of the third anniversary of an initial public offering or the final resolution of the covered litigation. The shares of class C common stock, which will be held by members other than the Visa U.S.A. members, will not be subject to this dilutive adjustment. After the completion of our proposed initial public offering and at the request of the litigation committee, we expect to conduct follow-on offerings of our shares of class A common stock, which we refer to as loss shares, if the litigation committee deems it desirable to increase the escrow account. The proceeds from the sale of loss shares would then be deposited in the escrow account, and the shares of class B common stock would be subject to additional dilution to the extent of the loss shares through a concurrent adjustment to the conversion rate of the class B common stock. Because the voting power of the class B and class C common stock, and the entitlement of the holders of class B common stock and class C common stock to participate in dividends or distributions upon a liquidation or winding up of Visa Inc. is determined on an as converted basis, based upon the number of shares of class A common stock into which the class B or class C common stock would be converted at the time of the vote, dividend or distribution, as applicable, the adjustment to the conversion rate applicable to the class B common stock upon the issuance of loss shares will result in a dilution of the voting power of the class B common stock and the entitlement of holders of class B common stock to participate in dividends and distributions upon a liquidation of Visa Inc.

Anti-takeover provisions in our governing documents and Delaware law could delay or prevent entirely a takeover attempt or a change in control.

Provisions contained in our amended and restated certificate of incorporation, bylaws and Delaware law could delay or prevent a merger or acquisition that our stockholders consider favorable. Except for limited exceptions, no person may own more than 15% of our total outstanding shares on an as-converted basis or more than 15% of any class or series of our common stock, unless our board of directors approves the acquisition of such shares. In addition, except for common stock issued to a member in connection with the reorganization, or shares issuable on conversion of such common stock, shares held by a member, a competitor, an affiliate or member of a competitor may not exceed 5% of any class of common stock. In addition:

•	our board of directors will be divided into three classes, with approximately one-third of our directors elected each year;

•	following the closing of an initial public offering until the third anniversary of such offering, six directors will be individuals elected or nominated by our regions;

•	our independent directors may be removed only upon the affirmative vote of at least 80% of the outstanding shares of class A common stock;

•	our stockholders are not entitled to the right to cumulate votes in the election of directors;

•	holders of our class A common stock are not entitled to act by written consent;

•	our stockholders must provide timely notice for any stockholder proposals and director nominations;

•	we have adopted provisions that eliminate the personal liability of directors for monetary damages for actions taken as a director, with certain exceptions;

•

in addition to certain class votes, a vote of 66 2/3% or more of all of the outstanding shares of our common stock then entitled to vote is required to amend certain sections of our amended and restated certificate of incorporation; and

•

we will be governed by Section 203 of the General Corporation Law of the State of Delaware, or DGCL, as amended from time to time, which provides that a corporation shall not engage in any business combination with any interested stockholder for a period of three years following the time that such stockholder became an interested stockholder, except under certain circumstances including upon receipt of prior board approval.

Our ability to pay regular dividends to holders of our common stock in the future is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

We have not paid any cash dividends on our common stock. After the completion of our proposed initial public offering, we intend to pay cash dividends on a quarterly basis on our class A, class B and class C common stock. Any future payment of dividends will be dependent upon our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, would be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that our board of directors deems relevant. Furthermore, no dividend may be declared or paid on any class or series of common stock unless an equivalent dividend is contemporaneously declared and paid on each other class and series of common stock. If, as a consequence of these various factors, we are unable to generate sufficient earnings and cash flows from our business, we may not be able to make payments of dividends on our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

At September 30, 2007, we owned and leased approximately 2.1 million square feet of office and processing center space in 30 countries around the world, of which approximately 1.4 million square feet are owned and the remaining 700,000 square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 940,000 square feet. We also own a 167,000 square foot office building in Miami, which serves as our LAC regional headquarters.

In addition, we operate three processing centers: a processing center and an office facility in Colorado totaling 268,000 square feet, which we own, a processing center and office facility in Virginia, totaling 137,500 square feet, which we lease, and an 11,000 square foot leased facility in Japan. In July 2006, we approved a plan to replace our leased processing center in the eastern United States by building a new 140,000 square foot processing center and a new 113,000 square foot office building.

We believe that these facilities are suitable and adequate to support our business needs.

ITEM 3.	Legal Proceedings

Retrospective Responsibility Plan

Visa U.S.A. and Visa International are parties to certain legal proceedings that we refer to as the covered litigation. The retrospective responsibility plan is designed to address potential liability under the covered litigation. Covered litigation means:

•	The Discover Litigation. Discover Financial Services Inc. v. Visa U.S.A. Inc., Case No. 04-CV-07844 (S.D.N.Y.), which we refer to as the Discover litigation;

•	The American Express Litigation. American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al., No. 04-CV-0897 (S.D.N.Y.), which we refer to as the American Express litigation;

•	The Attridge Litigation. Attridge v. Visa U.S.A. Inc. et al., Case No. CGC-04-436920 (Cal. Super.), which we refer to as the Attridge litigation;

•

The Interchange Litigation. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.) or MDL 1720, including all cases currently included in MDL 1720, any other case that includes claims for damages relating to the period prior to proposed our initial public offering that is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction and Kendall v. Visa U.S.A., Inc. et al., Case No. CO4-4276 JSW (N.D. Cal.), which we refer to collectively as the interchange litigation; and

•

any claim that challenges the reorganization or the consummation thereof; provided that such claim is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction.

Upon the closing of our proposed initial public offering, we intend to deposit a portion of the net proceeds from such offering, as determined by the litigation committee, in an escrow account from which settlements of, or judgments in, the covered litigation will be payable. We intend to use the funds in the escrow account to satisfy the settlement obligations of Visa U.S.A. in the American Express litigation and, as described below, to make payments relating to obligations of Visa U.S.A., Visa International and, in certain instances, Visa Inc., in connection with future settlement of, or judgments in, covered litigation.

Our class B and class C common stock will be issued pursuant to the conversion of our outstanding regional classes of common stock prior to our proposed initial public offering. These different classes of common stock (and the series into which they are divided) reflect the different rights and obligations of Visa financial institution members and Visa Europe based on the geographic region in which they are located. The class B common stock that is retained by Visa U.S.A. members and that is not redeemed out of the proceeds of our proposed initial public offering will be subject to dilution to the extent of the initial amount of the escrow account. This dilution of the class B common stock will be accomplished through an initial adjustment to the conversion rate applicable to each share of class B common stock. The class B common stock will not, subject to limited exceptions, be convertible into class A common stock or be transferable until the later of the third anniversary of our proposed initial public offering or the final resolution of the covered litigation, although our board of directors may make exceptions to this transfer restriction after resolution of all covered litigation. The class C common stock will not be subject to this dilutive adjustment.

After the completion of our proposed initial public offering and if the litigation committee so requests in order to increase the escrow account, we will conduct follow-on offerings of our class A common stock, which we refer to as loss shares. The proceeds from the sale of loss shares would then be deposited in the escrow account, and the class B common stock would be subject to additional dilution to the extent of the loss shares through a concurrent adjustment to the conversion rate of the class B common stock. Unless we or our affiliates have actually incurred a liability in respect of the covered litigation and there are insufficient funds on deposit in the escrow account at such time to fund such liability, the litigation committee may not request that we sell loss shares in an underwritten offering more than twice in any 12-month period, and the proceeds from the requested offering must reasonably be expected to be at least $100,000,000. We will not offer loss shares in an amount that exceeds the number of shares of our class A common stock into which our issued and outstanding class B common stock is then convertible immediately prior to our proposed initial public offering.

Any amounts remaining in the escrow account on the date on which all of the covered litigation has been resolved will be released back to us, and the conversion rate of the class B common stock then outstanding will be adjusted in the holders’ favor through a formula based on the released escrow amount and the market price of our class A common stock to be issued in our proposed initial public offering.

The litigation committee has been established pursuant to a litigation management agreement among Visa Inc., Visa International, Visa U.S.A. and Robert R. Hackney, Bruce L. Hammonds, Peter E. Raskind, Charles W. Scharf and John G. Stumpf, all of whom are affiliated with, or acting for, certain Visa U.S.A. members. The litigation committee: (i) will determine the amount of the proceeds of our proposed initial public offering to be deposited in the escrow account; (ii) may request the sale of loss shares as described above, subject to our right to delay the filing or effectiveness of a registration statement under certain circumstances; and (iii) may recommend or refer the cash payment portion of a proposed settlement of any covered litigation to the Visa U.S.A. board of directors.

The board of directors of Visa U.S.A. will not be permitted to authorize any portion of a settlement of any of the covered litigation that would or might require payments out of the escrow account, the sale of loss shares, or the payment of cash by principal, acquirer, administrative, cheque issuer, administrative, group, or associate members of Visa U.S.A., which we refer to collectively as specified settlement members, unless such settlement has been approved by or is subject to the approval of specified settlement members. We refer to such settlements as specified settlements. Approval of a specified settlement requires the approval of two-thirds of the votes of the specified settlement members.

Interchange Judgment Sharing Agreement

On July 1, 2007, we entered into an interchange judgment sharing agreement with Visa U.S.A., Visa International and certain member financial institutions of Visa U.S.A. in connection with the interchange litigation.

Under the interchange judgment sharing agreement, in the event that a final judgment in the interchange litigation is enforced against a signatory or there is a global settlement involving all signatories, each signatory other than Visa U.S.A. and Visa International will pay its membership proportion (as defined in the Visa U.S.A. certificate of incorporation) of the amount of any such final judgment that is not allocated to the conduct of MasterCard under the terms of the agreement. Visa U.S.A. will pay the amount of such final judgment that is not allocated to the conduct of MasterCard and that is not accounted for by the other signatories, although it will obtain reimbursement for such payments out of the escrow account. Visa International has no obligation under the interchange judgment sharing agreement to share in a judgment enforced against another signatory or in a global settlement. The agreement provides that Visa U.S.A. and Visa International will be reimbursed by the bank signatories for the full amount of any final judgment allocated to the conduct of MasterCard, but the bank signatories have no obligation to the other signatories with respect to the MasterCard portion of a final judgment.

If we are named as a defendant in a case in the interchange litigation, we have the right to join the judgment sharing agreement on the terms applicable to Visa International unless a claim relates to our conduct after the reorganization (other than the reorganization or our proposed initial public offering) or our conduct that is not the mere continuation of conduct being challenged in the interchange litigation at the closing of the reorganization.

Loss Sharing Agreement

We have entered into a loss sharing agreement with Visa U.S.A., Visa International and Visa U.S.A. members representing 61% of the Visa U.S.A. aggregate membership proportion. The loss sharing agreement provides for the indemnification of Visa U.S.A., Visa International and, in certain circumstances, Visa Inc. with respect to: (i) the amount of a final judgment paid by Visa U.S.A. or Visa International in the covered litigation after the operation of the interchange judgment sharing agreement, plus any amounts reimbursable to the interchange judgment sharing agreement signatories; or (ii) the damages portion of a settlement of a covered litigation that is approved as required under Visa U.S.A.’s certificate of incorporation by the vote of Visa U.S.A.’s members. The several obligation of each bank that is a party to the loss sharing agreement will equal the amount of any final judgment enforceable against Visa U.S.A., Visa International or any other signatory to the interchange judgment sharing agreement, or the amount of any approved settlement of a covered litigation, multiplied by such bank’s then-current membership proportion as calculated in accordance with Visa U.S.A.’s certificate of incorporation.

Visa U.S.A. will be responsible for the remainder of any amounts under (i) and (ii) above after taking into account the total amounts owed by the Visa U.S.A. members that are parties to the loss sharing agreement and any funds it recovers pursuant to a judgment sharing agreement. Such remainder amounts are subject to indemnification by Visa U.S.A. members that are not parties to the loss sharing agreement, as described below.

We contemplate that payments due under any covered litigation that are subject to the loss sharing agreement will be paid out of the escrow account, including any additional proceeds from the sale of loss shares. If funds in the escrow account are insufficient to satisfy such obligations, then each Visa U.S.A. member that is a party to the loss sharing agreement is required to contribute an amount equal to the unsatisfied obligation multiplied by such party’s then current membership proportion.

In order to avoid a double payment as a result of the dilutive adjustment in the conversion rate of the class B common stock upon the establishment of the escrow account, we will reimburse Visa U.S.A. members from the escrow account for payments made: (i) pursuant to the interchange judgment sharing agreement in respect of covered litigation to a claimant or another party to the loss sharing agreement (other than payments allocated in a final judgment or approved settlement to MasterCard’s conduct); or (ii) pursuant to the interchange judgment sharing agreement or the loss sharing agreement for certain payments made prior to our proposed initial public offering relating to the items described in the immediately preceding paragraph. In the event that the escrow account contains insufficient funds to make such reimbursements, all reimbursements will be made pro rata.

Indemnification by Visa U.S.A. Members

The members of Visa U.S.A. have indemnification obligations with respect to the covered litigation pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements, although we currently intend to use the escrow amount, including any additional proceeds from the sale of loss shares, to satisfy obligations under the covered litigation before seeking to enforce these indemnification obligations.

To the extent that the initial escrow amount and any additional sale of loss shares is insufficient to fully satisfy obligations under the covered litigation and reimburse judgment sharing and loss sharing payments by Visa U.S.A.’s members, we will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to the loss sharing agreement, Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

Covered Litigation

The Discover Litigation

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against Visa U.S.A., Visa International and MasterCard. The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the DOJ litigation, and was assigned to the same judge who issued the DOJ decision described under “—Other Legal and Regulatory Proceedings—Department of Justice Antitrust Litigation and Related Litigation.” The complaint alleged that the implementation and enforcement of Visa’s bylaw 2.10(e) and MasterCard’s Competitive Programs Policy, or CPP (which prohibited their respective members from issuing American Express or Discover cards), as well as Visa’s “Honor All Cards” rule (which required merchants that accept Visa cards to accept for payment every validly presented Visa card) and a similar MasterCard rule violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act in an alleged market for general purpose card network services and an alleged market for debit card network services. The complaint also challenged Visa’s no surcharge rule and a similar MasterCard rule, under the same statutes. On December 10, 2004, Visa U.S.A. and Visa International moved to dismiss the complaint in its entirety for failure to state a claim. In lieu of filing its opposition papers to this motion, Discover filed an amended complaint on January 7, 2005. In the amended complaint, Discover dropped some of its claims, including its challenge against the no surcharge rule and its claims under California’s Unfair Competition Law, but continued to allege that the implementation and enforcement of Visa U.S.A.’s bylaw 2.10(e), MasterCard’s CPP, and the “Honor All Cards” rule violated Sections 1 and 2 of the Sherman Act. On June 7, 2007, Discover filed a Second Amended Complaint, which eliminated allegations related to the “Honor All Cards” rule, dropped attempted monopolization and monopolization claims against MasterCard and Visa International to conform to the court’s rulings on motions to dismiss, and made technical changes to the names of the plaintiffs.

Specifically, Discover claims that Visa U.S.A.’s bylaw 2.10(e) unreasonably restrained trade by prohibiting financial institutions that were members of Visa U.S.A. from issuing payment cards on the Discover network in the United States. Discover requests that the District Court apply collateral estoppel with respect to the court’s final judgment in the DOJ litigation and enter an order that bylaw 2.10(e) and the CPP have injured competition and caused injury to Discover. Discover seeks treble damages in an amount to be proved at trial, along with attorneys’ fees and costs. On February 7, 2005, Visa U.S.A. and Visa International moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery. Under the doctrine of collateral estoppel, a court has the discretion to preclude one or more issues from being relitigated in a subsequent action if: (1) the same issues were actually litigated and determined in the prior action; (2) proof of those issues was necessary to reach the prior judgment; and (3) the party to be estopped had a full and fair opportunity to litigate those issues in the prior action. Accordingly, if the District Court were to give effect to collateral estoppel on one or more issues in the future, then significant elements of plaintiffs’ claims would be established, thereby making it more likely that Visa U.S.A. and Visa International would be found liable and making the possibility of an award of damages more likely. In the event all issues are subsequently decided against Visa U.S.A. and Visa International in dispositive motions during the course of the litigation, then there is the possibility that the sole issue remaining will be whether a damage award is appropriate and, if so, what the amount of damages should be.

Also on April 14, 2005, and in subsequent rulings, with respect to the alleged market for general purpose card network services, the District Court denied Visa U.S.A.’s motion to dismiss Discover’s Section 1 conspiracy to restrain trade claims and Section 2 monopolization, attempted monopolization and conspiracy to monopolize claims that were based upon the conduct described above. On October 24, 2005, the court granted Visa International’s motion to dismiss Discover’s attempted monopolization and monopolization claims against it, because plaintiffs did not allege that Visa International individually had sufficient market share to maintain these claims. On November 9, 2005, the court denied Visa U.S.A. and Visa International’s motion to dismiss Discover’s claims based upon effects in an alleged debit market. Visa U.S.A. and Visa International answered the amended complaint on November 30, 2005. Fact discovery is complete.

At a hearing on April 25, 2007, the District Court set a trial date of September 9, 2008. The court also established deadlines and procedures for motions practice and expert discovery. On July 24, 2007, Discover served its expert’s report purporting to demonstrate that it had incurred substantial damages. Expert reports were served jointly by Visa U.S.A. and Visa International on October 9, 2007.

In accordance with SFAS No. 5, “Accounting for Contingencies,” Visa U.S.A. recorded a litigation provision of $650 million related to the Discover matter at September 30, 2007.

The American Express Litigation

On November 15, 2004, American Express filed a complaint against Visa U.S.A., Visa International, MasterCard and eight Visa U.S.A. and Visa International member financial institutions (JPMorgan Chase & Co., Bank of America Corporation, Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Company, Providian Financial Corp., and U.S.A.A. Federal Savings Bank). Subsequently, U.S.A.A. Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with American Express and were dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. See “—Department of Justice Antitrust Case and Related Litigation.” The complaint alleged that the implementation and enforcement of Visa U.S.A.’s bylaw 2.10(e) and MasterCard’s CPP violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services.

On November 1, 2007, Visa Inc., Visa U.S.A. and Visa International entered into an agreement with American Express to resolve all current litigation between American Express and Visa U.S.A. and Visa International, and the related litigation between American Express and five other co-defendant banks. Under the settlement agreement, an initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from Visa Inc. and $185 million from the five co-defendant banks. Beginning March 31, 2008, Visa Inc. will pay American Express an additional amount of up to $70 million per quarter for 16 quarters, for a maximum total of $1.12 billion. Total future payments discounted at 4.72% over the payment term, or $1.9 billion, are reflected in the litigation provision on Visa U.S.A.’s consolidated statement of operations for fiscal 2007 and in current and long-term accrued litigation on its consolidated balance sheet at September 30, 2007 and on the consolidated balance sheet of Visa Inc. at October 1, 2007. We intend to fund our payment obligations under the American Express settlement with amounts in the escrow account, in accordance with our retrospective responsibility plan. See Item 7—“Overview of Financial Condition and Results of Operations—Liquidity and Capital Resources—Uses of Liquidity—Litigation.”

The Attridge Litigation

On December 8, 2004, a complaint was filed in California state court on behalf of a putative class of consumers asserting claims against Visa U.S.A., Visa International and MasterCard under California’s Cartwright Act and Unfair Competition Law. The claims in this action, Attridge v. Visa U.S.A. Inc., et al., seek to piggyback on the portion of the DOJ antitrust litigation in which the U.S. District Court for the Southern District of New York found that Visa’s bylaw 2.10(e) and MasterCard’s Competitive Programs Policy constitute unlawful restraints of trade under the federal antitrust laws. See “—Department of Justice Antitrust Case and Related Litigation.” After the plaintiff twice amended his complaint, Visa U.S.A., Visa International and MasterCard demurred to (moved to dismiss) the complaint and, at a hearing on November 2, 2005, the court dismissed plaintiff’s claims with leave to amend. On December 2, 2005, the plaintiff filed a third amended complaint. The defendants again demurred to (moved to dismiss) that complaint. On May 19, 2006, the court entered an order dismissing plaintiff’s Cartwright Act claims with prejudice but allowing the plaintiff to proceed with his Unfair Competition Law claims. On June 19, 2006, Visa U.S.A. and Visa International answered the third amended complaint. The parties are now moving forward with discovery. No trial date has been set. On December 14, 2007, the plaintiff amended his complaint to add Visa Inc. as a defendant. No new claims were added to the complaint.

The Interchange Litigation

On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against Visa U.S.A. Inc., MasterCard and several Visa U.S.A. member financial institutions alleging, among other things, that Visa U.S.A.’s and MasterCard’s interchange fees contravene the Sherman Act and the Clayton Act, Kendall v. Visa U.S.A. Inc., et al. The plaintiffs seek treble damages in an unspecified amount, attorneys’ fees and an injunction against Visa U.S.A. and MasterCard from setting interchange and engaging in joint marketing activities, which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. On November 19, 2004, Visa U.S.A. filed an answer to the complaint. The plaintiffs filed an amended complaint on April 25, 2005. Visa U.S.A. moved to dismiss the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting Visa U.S.A.’s motion to dismiss and dismissed the complaint with prejudice. On August 10, 2005, the plaintiffs filed a notice of appeal. Plaintiffs’ opening appeal brief was filed on November 28, 2005. Visa filed its opposition brief to plaintiffs’ appeal on January 26, 2006 and plaintiffs filed their reply on February 23, 2006. The Ninth Circuit heard oral argument on the plaintiffs’ appeal on June 11, 2007. No ruling has been issued.

On May 6, 2005, a purported class action lawsuit was filed by a merchant, Animal Land, Inc., against Visa U.S.A. in the U.S. District Court for the Northern District of Georgia, alleging that Visa U.S.A.’s no-surcharge rule violates Sections 1 and 2 of the Sherman Act. Plaintiff alleges that under the no-surcharge rule, merchants are not permitted to pass along to cardholders a discrete surcharge to account for the fees that the merchant pays in connection with Visa-branded payment card transactions. Plaintiff alleges that this rule causes the fees paid by merchants to be supracompetitive. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. The Animal Land case has been transferred to the multidistrict litigation proceedings and is included in the First Amended Class Action Complaint discussed below.

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard, Visa U.S.A., Visa International and a number of Visa U.S.A. and Visa International member financial institutions alleging, among other things, that Visa’s and MasterCard’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges Visa’s and MasterCard’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. Since the filing of this complaint, there have been approximately 48 similar complaints, the majority styled as class actions, although 10 complaints are on behalf of individual plaintiffs, filed on behalf of merchants against Visa U.S.A. and MasterCard, and in some cases, certain Visa U.S.A. and Visa International member financial institutions, in federal courts in California, Connecticut, Kentucky, New Jersey, New York,

Ohio, Pennsylvania, South Carolina and Wisconsin. Visa International was named as a defendant in more than 30 of these complaints. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings. On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the 10 complaints brought on behalf of individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. Specifically, the complaints contain some or all of the following claims: (i) that Visa’s and MasterCard’s setting of interchange fees (for both credit and offline debit transactions) violates Section 1 of the Sherman Act; (ii) that Visa and MasterCard have enacted and enforced various rules, including the no surcharge rule and purported anti-steering rules, in violation of Section 1 or 2 of the Sherman Act; (iii) that Visa’s and MasterCard’s purported bundling of the acceptance of premium credit cards to standard credit cards constitutes an unlawful tying arrangement; and (iv) that Visa and MasterCard have unlawfully tied and bundled transaction fees. In addition to the claims brought under federal antitrust law, some of these complaints contain certain state unfair competition law claims based upon the same conduct described above. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief.

Visa U.S.A. and Visa International answered the First Consolidated Amended Class Action Complaint and the individual merchant complaints on June 9, 2006. On July 10, 2007, pursuant to a joint request by the parties, the court entered a scheduling order, setting deadlines of June 30, 2008 for completion of fact discovery, February 20, 2009 for completion of expert discovery and March 27, 2009 for filing all summary judgment and other pretrial motions.

On September 7, 2007, the Magistrate Judge issued a Report and Recommendation to the District Court recommending that the District Court grant the defendants’ motion to dismiss the class plaintiffs’ claims for damages incurred prior to January 1, 2004. On October 12, 2007, the Magistrate Judge granted putative class plaintiffs’ request to brief the issue of whether the Report and Recommendation would affect the claims of non-party members of the putative class that opted out of the In re Visa Check/MasterMoney Antitrust Litigation class action. Following the submissions, the Magistrate Judge declined plaintiffs’ request to advise on that issue. Putative class plaintiffs filed objections to the Report and Recommendation on November 14, 2007, and defendants filed their responses to those objections on December 13, 2007.

Other Legal and Regulatory Proceedings

In addition to the matters described above, we are a party to legal and regulatory proceedings with respect to a variety of matters in the ordinary course of business. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unspecified damages. Therefore, the probability of loss and an estimation of damages are not possible to ascertain at present. Accordingly, we have not established reserves for any of these proceedings, including the matters described above, other than for the Currency Conversion Litigation and the GMRI, Inc. case. See “—Retailers’ Litigation” and “—Currency Conversion Litigation.” Except for those matters described above under “—Retrospective Responsibility Plan” and below, we do not believe that any legal or regulatory proceedings to which we are a party would have a material impact on our results of operations, financial position, or cash flows. Although we believe that we have strong defenses for the litigations and regulatory proceedings described above under “—Retrospective Responsibility Plan” and below, we could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position or cash flows.

Notwithstanding our belief, if we are found liable in a large class action lawsuit or on the basis of a claim entitling the plaintiff to treble damages or under which we were jointly and severally liable, charges we may be required to record could be significant and could materially and adversely affect our results of operations, cash flow and financial condition, or, in certain circumstances, even cause us to become insolvent, and result in a significant reduction in the value, or the complete loss, of your investment. Moreover, an adverse outcome in a regulatory proceeding could lead to the filing of civil damage claims and possibly result in damage awards in amounts that could be significant and could materially and adversely affect our results of operation, cash flow and financial condition or lead to the other results set forth above. For a discussion of certain risks related to legal and regulatory matters, see “Risk Factors—Risks Related to Our Business—Legal and Regulatory Risks.”

Retailers’ Litigation

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against Visa U.S.A. and MasterCard challenging certain aspects of the payment card industry under U.S. federal antitrust laws. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York, In re Visa Check/MasterMoney Antitrust Litigation. The plaintiffs claimed that Visa U.S.A.’s “Honor All Cards” rule, which required merchants that accepted Visa cards to accept for payment every validly presented Visa card, and a similar MasterCard rule, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. The plaintiffs claimed that Visa U.S.A. and MasterCard unlawfully tied acceptance of debit cards to acceptance of credit cards. The plaintiffs also claimed that Visa U.S.A. and MasterCard conspired to monopolize what the plaintiffs characterized as the alleged point-of-sale debit card market, thereby suppressing the growth of regional networks such as ATM payments systems. On June 4, 2003, Visa U.S.A. signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the court approved on December 19, 2003. Pursuant to the settlement agreement, Visa agreed to modify its “Honor All Cards” rule such that, effective January 1, 2004, a merchant may accept only Visa check cards, only Visa credit cards, or both. Visa also agreed to pay approximately $2.0 billion to the merchant class over 10 years, among other things. A number of class members appealed the District Court’s approval of the settlement. These appeals largely focused on the court’s attorneys’ fees award as well on the court’s ruling on the scope of the release set forth in the settlement agreement. On January 4, 2005, the Second Circuit Court of Appeals issued an order affirming the District Court’s approval of the settlement agreement. A petition for certiorari by two objectors was denied by the United States Supreme Court on May 16, 2005. Accordingly, the settlement is now final.

Several lawsuits were commenced by merchants that opted not to participate in the plaintiff class in In re Visa Check/MasterMoney Antitrust Litigation, including Best Buy Stores, CVS, Giant Eagle, Inc., The Home Depot U.S.A. Inc., Toys “R” Us and GMRI, Inc. The majority of these cases were filed in the U.S. District Court for the Eastern District of New York. Visa U.S.A. has entered into separate settlement agreements with all but one of these plaintiffs resolving their claims, and the District Court has entered orders dismissing with prejudice each of those plaintiffs’ complaints against Visa U.S.A. Only the action brought by GMRI, Inc. against Visa U.S.A. remains pending. On May 14, 2007, the plaintiff in the GMRI, Inc. case sought to amend its complaint and consolidate the case with Multidistrict Litigation 1720. See “—Retrospective Responsibility Plan—Covered Litigation—Interchange Litigation.” Visa U.S.A., Visa International and several of their member financial institutions named as defendants in Multidistrict Litigation 1720 opposed the plaintiff’s motion. On June 1, 2007, the plaintiff withdrew its request. On June 22, 2007, GMRI, Inc. filed suit against Visa International and various member financial institutions of Visa U.S.A. and/or Visa International in the U.S. District Court for the District of Minnesota, alleging both the merchant opt-out claims at issue in GMRI’s suit against Visa U.S.A. and a number of the claims set forth in the class complaint filed in Multidistrict Litigation 1720 relating to interchange and Visa rules. In December 2007, GMRI, Inc. and Visa U.S.A. agreed in principle to resolve the claims brought against Visa U.S.A. and Visa International through binding mediation.

In addition, complaints have been filed in 19 different states and the District of Columbia alleging state antitrust, consumer protection and common law claims against Visa U.S.A. and MasterCard (and, in one state, against Visa International) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed on some portion those fees to consumers in the form of higher prices on goods and services sold. Visa U.S.A. has been successful in the majority of these cases, as courts have granted Visa U.S.A.’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints.

Specifically, courts in Arizona, the District of Columbia, Florida, Iowa, Kansas, Maine, Michigan, Minnesota, Nebraska, Nevada, New York, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and Wisconsin have granted Visa U.S.A.’s motions and dismissed the complaints. The parties are awaiting a decision on Visa U.S.A.’s motion to dismiss in New Mexico. In California, the court granted Visa U.S.A. and Visa International’s demurrer, or motion to dismiss, with respect to claims brought under the Cartwright Act, but denied a similar motion with respect to Unfair Competition Law claims for unlawful, unfair, and/or fraudulent business practices. Visa U.S.A. and Visa International subsequently filed a motion for judgment on the pleadings seeking dismissal of those latter claims in light of the Proposition 64 amendments to the Unfair Competition Law. After oral argument, the court denied this motion on March 6, 2007. The California Court of Appeal rejected a petition seeking immediate review of that decision on June 7, 2007. On July 24, 2007, a case management conference was held at which the court permitted certain further discovery and agreed to address plaintiffs’ proposed motion for collateral estoppel with respect to certain elements of a “tying” claim based on statements in the decision on cross-motions for summary judgment in In re Visa Check/MasterMoney Antitrust Litigation, No. 96-5238 (E.D.N.Y.). At a case management conference on October 31, 2007, the court denied the plaintiffs’ collateral estoppel motion and set a new case management conference for January 18, 2008. In West Virginia, the action was brought against Visa U.S.A. by West Virginia’s attorney general as parens patriae for West Virginia consumers. The court denied Visa U.S.A.’s motion for summary judgment on October 14, 2005. On February 14, 2006, Visa U.S.A. answered the West Virginia complaint and the parties began discovery. On April 10, 2007, the court issued a stay of discovery pending its ruling on an antitrust standing issue. On April 27, 2007, Visa U.S.A. and the State of West Virginia reached an agreement in principle to settle all claims against Visa U.S.A. A provision was recorded in Visa U.S.A.’s consolidated statements of operations in connection with this settlement.

On February 17, 2005, plaintiffs filed a complaint in Ohio state court on behalf of a putative class of consumers asserting claims under Ohio state antitrust and common laws. The claims in that action mirror those in the consumer actions described above but also name as co-defendants a purported class of merchants that were class members in In re Visa Check/MasterMoney Antitrust Litigation. Plaintiffs allege that Visa U.S.A., MasterCard and the class members in the U.S. merchant lawsuit conspired to attempt to monopolize an alleged debit card market by tying debit card acceptance to credit card acceptance. On October 7, 2005, plaintiffs filed a voluntary notice of dismissal of the Ohio complaint. Two similar actions also were filed in Tennessee state and federal court on February 17, 2005, but Visa U.S.A. and MasterCard were not named as defendants in those actions. The Tennessee state court action was refiled in federal court and both actions were transferred to the federal court for the Eastern District of New York on September 29, 2006. On September 25, 2007, the court granted the defendants’ motion to dismiss the claims in those actions except for those asserted under Tennessee state law, and asked the parties to show cause why the cases should not be transferred back to the Tennessee federal court. Both plaintiffs and defendants oppose the transfer.

In 2003, Visa U.S.A. established a litigation provision for the GMRI, Inc. case based on a calculation of what GMRI, Inc. would have received under the settlement of In re Visa Check/MasterMoney Antitrust Litigation if GMRI, Inc. had not opted out of that settlement.

Department of Justice Antitrust Case and Related Litigation

In October 1998, the U.S. Department of Justice, or DOJ, filed suit against Visa U.S.A., Visa International and MasterCard in the U.S. District Court for the Southern District of New York alleging that both Visa U.S.A.’s and MasterCard’s governance structures and policies violated U.S. federal antitrust laws. First, the DOJ claimed that “dual governance”—the situation where an employee of a member financial institution also serves on the board of directors of Visa U.S.A. or MasterCard while a portion of its card portfolio is issued under the brand of the other association—was anti-competitive and acted to limit innovation within the payment card industry. Second, the DOJ challenged Visa U.S.A.’s bylaw 2.10(e), which prohibited Visa members from issuing American Express or Discover cards, and challenged a similar MasterCard rule known as the Competitive Programs Policy, or CPP. The DOJ alleged that Visa U.S.A.’s bylaw 2.10(e) and MasterCard’s CPP acted to restrain competition.

On October 9, 2001, the District Court issued an opinion upholding the legality and pro-competitive nature of dual governance. However, the court also held that Visa U.S.A.’s bylaw 2.10(e) and MasterCard’s CPP constituted unlawful restraints of trade under the federal antitrust laws.

On November 26, 2001, the court issued a final judgment that ordered Visa U.S.A. to repeal bylaw 2.10(e) and enjoined Visa U.S.A. and Visa International from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The final judgment also provided that from the effective date of the final judgment (October 15, 2004) until October 15, 2006, Visa U.S.A. and Visa International were required to permit any issuer with which they had entered into an agreement prior to the effective date of the final judgment, pursuant to which agreement the issuer committed to maintain a certain percentage of its general purpose card volume, new card issuance, or total number of cards in force in the United States on the Visa network, to terminate that agreement without penalty, provided that the reason for the termination was to permit the issuer to enter into an agreement with American Express or Discover. The final judgment imposed parallel requirements on MasterCard.

Visa U.S.A. and Visa International appealed the judge’s ruling with respect to bylaw 2.10(e). On September 17, 2003, a three-judge panel of the Second Circuit issued its decision upholding the District Court’s decision. On October 4, 2004, the Supreme Court denied Visa U.S.A. and Visa International’s petition for certiorari, thereby exhausting all avenues for further appeal in this case. The final judgment became effective by court order on October 15, 2004.

Discover filed suit against Visa U.S.A. and Visa International in the U.S. District Court for the Southern District of New York alleging, among other things, that Visa bylaw 2.10(e) and MasterCard’s CPP caused it injury under the U.S. federal antitrust laws. In connection with its claim, Discover requested that the District Court give collateral estoppel effect to the District Court’s findings in the judgment of the 1998 DOJ litigation. See “—Retrospective Responsibility Plan—Covered Litigation—The Discover Litigation.”

American Express filed a suit similar to the Discover litigation against Visa U.S.A., Visa International and certain Visa U.S.A. member financial institutions. We, Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. The settlement agreement in the American Express litigation will be funded through our retrospective responsibility plan. See “—Retrospective Responsibility Plan—Covered Litigation—The American Express Litigation.”

On January 10, 2005, MasterCard filed a motion in the U.S. District Court for the Southern District of New York in connection with the DOJ litigation, renewing an earlier challenge to a Visa U.S.A. bylaw that provides for a settlement service fee. To ensure payment of Visa U.S.A.’s settlement obligation in the In re Visa Check/MasterMoney Antitrust Litigation case, see “—Retailers’ Litigation,” Visa U.S.A. adopted the settlement service fee bylaw in June 2003. The bylaw provided that the settlement service fee is to be paid by certain Visa U.S.A. members that shift a substantial portion of their offline debit volume to another debit brand unless that shift is to the American Express or Discover brands. MasterCard contended that the settlement service fee violated the final judgment in the DOJ litigation by effectively prohibiting Visa U.S.A. members from issuing MasterCard debit cards.

On August 18, 2005, the court issued an order appointing a special master to hear evidence regarding MasterCard’s challenge. An evidentiary hearing before the special master occurred in December 2005. In July 2006, the special master submitted his Findings of Fact and Conclusions of Law to the court, in which he concluded that Visa U.S.A. did not violate the final judgment in the DOJ action before October 15, 2004—the effective date of the Final Judgment—but that Visa U.S.A. did violate the final judgment by continuing to enforce the settlement service fee after October 15, 2004. Visa U.S.A. filed objections to the special master’s report and MasterCard asked the court to adopt the special master’s findings and conclusions. The court heard oral argument with respect to the proper scope of any remedy on April 23, 2007.

On June 7, 2007, the court issued an Opinion and Order holding that the settlement service fee violated the final judgment in the DOJ case at October 15, 2004. On June 15, 2007, the court issued an Amended Opinion and Order, clarifying the remedy in the ruling. First, the court ordered Visa U.S.A. to repeal the settlement service fee bylaw. Second, the court gave any Visa U.S.A. debit issuer subject to the settlement service fee prior to its repeal that entered into an agreement that includes offline debit issuance with Visa U.S.A. on or after June 20, 2003 the right to terminate its agreement, provided that the issuer has entered into an agreement to issue MasterCard branded debit cards and the issuer repays to Visa U.S.A. any unearned benefits or financial incentives under its Visa U.S.A. agreement. On June 13, 2007, the parties entered into an agreement to toll the statute of limitations on certain potential claims MasterCard may have against Visa U.S.A. in connection with the settlement service fee.

Pursuant to the court’s order, the settlement service fee bylaw was rescinded as of the effective date of the order. On June 29, 2007, Visa U.S.A. filed a notice of appeal to the Second Circuit Court of Appeals. Visa U.S.A. also sought a stay pending appeal as to the contract termination portion of the court’s remedy, which the District Court denied.

On August 17, 2007, Discover moved the District Court to intervene in the settlement service fee matter. Discover also sought to have the District Court modify its June 15, 2007 order to (1) extend the contract termination remedy to issuers entering into agreements with Discover; and (2) void certain provisions of Visa U.S.A.’s debit agreements. The court denied Discover’s motion on October 12, 2007.

On September 11, 2007, Discover filed a motion to intervene in the settlement service fee case in the Second Circuit and asked the Second Circuit to remand the case to the District Court. Visa U.S.A. opposed Discover’s motion. Briefing is complete but no decision has been issued by the Second Circuit.

Global Interchange Proceedings

Interchange represents a transfer of value between the financial institutions participating in an open-loop payments network such as ours. On purchase transactions, interchange passes from acquirers to issuers, reflecting the costs issuers bear and the value they provide to the Visa system by bringing cardholders into the Visa system, guaranteeing payments, servicing accounts and performing other activities that support cardholder spending. In ATM transactions, the situation is typically reversed and interchange fees pass from issuers to acquirers to offset the acquirers’ costs of ATM deployment and the value they provide in establishing ATM networks of attractive geographic scale and functionality. We establish default interchange rates, and our customers may choose to establish different rates for transactions among themselves. Although we administer the collection and remittance of interchange fees through the settlement process, we generally do not receive any portion of the interchange fees. As described more fully below, our interchange rates and those of our customers are subject to regulatory or legal review and/or challenges in a number of jurisdictions. The increasing legal and regulatory scrutiny of interchange fees worldwide may have a material adverse impact on our revenues, our prospects for future growth and our overall business. See Item 1A – “Risk Factors—Risks Related to Our Business—Legal and Regulatory Risks.”

United States. Approximately 50 class action and individual complaints have been filed on behalf of merchants against Visa U.S.A., Visa International and certain Visa U.S.A. member financial institutions alleging that their setting of interchange rates violates federal and state antitrust laws, among other antitrust allegations. The lawsuits have been transferred to a multidistrict litigation in the Eastern District of New York. See “—Retrospective Responsibility Plan—Covered Litigation—Interchange Litigation.”

New Zealand. The Commerce Commission, New Zealand’s competition regulator, filed a civil Statement of Claim in the High Court in Wellington on November 9, 2006, alleging that, among other things, the fixing of default interchange rates by Cards NZ Limited, Visa International, MasterCard and certain Visa International member financial institutions contravenes the New Zealand Commerce Act. On November 27, 2006, a group of

New Zealand retailers filed a nearly identical claim against the same parties before the same tribunal. Both the Commerce Commission and the retailers seek declaratory, injunctive and monetary relief. On March 2, 2007, Visa International filed statements of defense in both cases, denying liability for any cause of action. Both cases were transferred to the commercial list at the High Court in Auckland in April 2007. The court approved a timetable for initial discovery and other procedural matters in June 2007. Such discovery is now proceeding.

European Union. On September 29, 2000, the European Commission issued a “statement of objections” challenging Visa International’s cross-border EU default interchange rates under European Community competition rules. On July 24, 2002, the European Commission announced its decision to exempt Visa International’s default EU intra-regional/cross-border interchange rates from these rules based on certain changes to those rates proposed by Visa Europe. Among other things, in connection with the exemption decision, Visa Europe agreed to set a cap on these default interchange rates using a benchmark cost-based methodology that considers certain issuer costs. Visa Europe also agreed to reduce its default interchange rates for debit and credit transactions to amounts at or below certain specified levels. This exemption expires on December 31, 2007.

On June 13, 2005, the European Commission announced a sector inquiry into the financial services industry, which includes an examination of a number of aspects of payment systems, including interchange fees. On January 31, 2007, the European Commission released its final report on its sector inquiry into the payment card industry. In the report, the European Commission expresses concern about a large number of practices, including interchange fees and payment system rules, of a multiplicity of industry participants, and warns of possible regulatory proceedings or legislative action to address the concerns identified. However, the report does not indicate against which industry participants any such regulatory action might be taken or what legislative changes might be sought.

United Kingdom Office of Fair Trading. On October 19, 2005, the Office of Fair Trading of the United Kingdom, or the OFT, issued a statement of objections against Visa International, Visa Europe, Visa UK and certain member financial institutions challenging the default interchange rates applicable to consumer credit card, charge card and deferred debit card transactions in the United Kingdom. The statement of objections set out the OFT’s view that the default interchange fee may infringe the U.K.’s Competition Act and Article 81 of the E.C. Treaty. In June 2006, the statement of objections was withdrawn. The OFT has begun a new investigation into the Visa entities’ U.K. domestic default interchange rates, among other things, although no formal proceedings have been initiated.

Other Jurisdictions. We are aware that regulatory authorities and/or central banks in certain other jurisdictions, including Brazil, Colombia and Honduras are reviewing Visa International’s and/or its members’ interchange fees and/or related practices and may seek to regulate the establishment of such fees and/or such practices.

Currency Conversion Litigation

Visa U.S.A. and Visa International are defendants in a series of actions, described in more detail below, that challenge how the price of using Visa-branded credit and/or debit/ATM cards to make transactions in a foreign currency or foreign country was set and disclosed. These actions include claims relating to the 1% fee that Visa U.S.A. and Visa International formerly assessed on members on transactions in foreign currencies, and claims relating to how Visa U.S.A. and Visa International set their base exchange rate. These cases are described in more detail below. These matters have been settled, although the settlement approval process is still proceeding.

The MDL Action

Visa U.S.A., Visa International, MasterCard, Citicorp Diners Club, Inc., or Diners Club, and several Visa U.S.A. and Visa International member financial institutions, and in some cases their affiliates and parents, are defendants in a number of federal class actions that allege, among other things, violations of federal antitrust laws based on an asserted 1% currency conversion “fee” assessed on members by the payment card networks on transactions involving the purchase of goods or services in a foreign currency. Pursuant to orders of the Judicial Panel on Multidistrict Litigation, the federal complaints have been consolidated or coordinated in MDL 1409 (In re Currency Conversion Fee Antitrust Litigation), which we refer to as the MDL Action, before Judge William H. Pauley III in the U.S. District Court for the Southern District of New York.

The operative pre-settlement complaint in the MDL Action alleges two theories of antitrust conspiracy under Section 1 of the Sherman Act: (i) an alleged inter-association conspiracy among MasterCard, together with its members, Visa U.S.A. and Visa International, together with their members, and Diners Club to fix currency conversion fees allegedly charged to cardholders of no less than 1% of the transaction amount and frequently more; and (ii) two alleged intra-association conspiracies, whereby each of Visa U.S.A./Visa International and MasterCard is claimed separately to have conspired with its members to fix currency conversion fees allegedly charged to cardholders of no less than 1% of the transaction amount and to facilitate and encourage institution—and collection—of second tier currency conversion surcharges. Visa U.S.A. and Visa International deny the allegations in the complaint. The complaint also asserts claims against some of the non-Visa defendants for violation of the federal Truth in Lending Act and/or violation of the South Dakota Consumer Protection Statutes.

Fact and expert discovery in this matter have closed. On November 12, 2003 plaintiffs filed a motion for class certification, which was granted on October 15, 2004. On March 9, 2005, Judge Pauley issued a decision on defendants’ motion to reconsider the class certification decision. The Judge ruled that the arbitration provisions in the cardholder agreements of several member bank defendants are valid as to all of the defendants and stayed those cardholders’ claims pending arbitration. Plaintiffs moved for further reconsideration, which was denied by Judge Pauley on June 16, 2005. In addition, Judge Pauley ruled that some cardholders of Citibank, JPMorgan Chase & Co., and, in a ruling dated December 7, 2005, Diners Club, would not be required to arbitrate their claims. The 2005 rulings on class certification and arbitration were appealed, but the appeals are not currently under consideration.

On July 20, 2006, the parties entered into the settlement agreement discussed below under “—The Currency Conversion Settlement Agreements.”

The Schwartz Action

Visa U.S.A., Visa International and MasterCard are defendants in Schwartz v. Visa International Corp. (sic), et al., Superior Court of the State of California, Alameda County, Case No. 822404-4, which we refer to as the Schwartz Action, in which the plaintiff purports to be acting on behalf of the general public. The lawsuit alleges that Visa U.S.A., Visa International and MasterCard wrongfully imposed an asserted 1% currency conversion “fee” on every credit card transaction by U.S. MasterCard and Visa cardholders involving the purchase of goods or services in a foreign currency, and that such alleged “fee” is supposedly unfair, unlawful, unconscionable and deceptive. Plaintiff contends that defendants’ alleged acts violate California’s Unfair Competition Law, California Business and Professions Code §§ 17200 et seq. The Schwartz Action claims that the alleged “fee” grossly exceeds any costs the defendants might incur in connection with currency conversions relating to credit card purchase transactions made in foreign countries and is not properly disclosed to cardholders. Visa U.S.A. and Visa International deny these allegations.

Trial of the Schwartz Action commenced on May 20, 2002 and concluded on November 27, 2002. On April 8, 2003, the trial court judge issued a final decision, finding that Visa U.S.A.’s and Visa International’s currency conversion process does not violate the Truth in Lending Act or regulations, nor is it unconscionably priced under California law. However, the judge found that the practice is deceptive under California law, and ordered that Visa U.S.A. and Visa International mandate that members disclose the currency conversion process to cardholders in cardholder agreements, applications, solicitations and monthly billing statements. The judge also ordered restitution to U.S. cardholders. The judge issued a decision on restitution on September 19, 2003, which requires a traditional notice and claims process in which consumers have approximately six months to submit their claims. The court issued its final judgment on October 31, 2003. Visa U.S.A. and Visa International appealed the judgment. The final judgment and restitution process were stayed pending this appeal. On August 6, 2004, the court awarded plaintiffs attorneys’ fees in the amount of $28.2 million, half to be paid by MasterCard and half by Visa U.S.A. and Visa International. Visa U.S.A. and Visa International subsequently filed a notice of appeal on the attorneys’ fee award. In February 2005, Visa U.S.A. and Visa International filed additional appellate briefing regarding the applicability of Proposition 64, which amended sections of California’s Unfair Competition Law dealing with standing to bring claims on behalf of others, to this action. On September 28, 2005, the appellate court reversed the trial court, finding that the plaintiff lacked standing to pursue the action in light of Proposition 64. Plaintiff filed a petition for review with the California Supreme Court on November 7, 2005, which was granted on December 14, 2005.

On July 20, 2006, the parties entered into the settlement agreement discussed below under “The Currency Conversion Settlement Agreements.” On March 21, 2007, the California Supreme Court dismissed plaintiffs’ petition for review of the Court of Appeal decision reversing the trial court’s judgment in favor of plaintiff. On March 22, 2007, the California Court of Appeal remanded the action to the trial court. On April 30, 2007, the California Court of Appeal dismissed the appeal and cross-appeals of the trial court’s award of attorneys’ fees in this matter, and remanded these matters to the trial court. On May 8, 2007, the trial court dismissed the Schwartz action in its entirety without prejudice.

The Shrieve Action

Visa U.S.A., Visa International and MasterCard are defendants in a putative nationwide class action (statewide as to MasterCard) in California state court, Shrieve v. Visa U.S.A. Inc., et al., Superior Court for the State of California, Alameda County, Case No. RG04155097, which we refer to as the Shrieve Action. Plaintiffs allege that defendants impose a “hidden transaction fee” of 1% on debit card transactions and ATM withdrawals in foreign countries, and that defendants therefore violated California’s Unfair Competition Law. Visa U.S.A. and Visa International deny the allegations in plaintiffs’ complaint.

Following the passage of Proposition 64, which limited standing to bring Unfair Competition Law claims, Visa U.S.A. and Visa International moved for judgment on the pleadings. The court denied this motion. In January 2006, Visa U.S.A. and Visa International filed a writ petition with the court of Appeal seeking review of this denial. In February 2006, plaintiffs moved in the trial court for certification of their action as a class. Defendants have opposed this motion. While this writ petition and motion were pending, plaintiffs entered into the settlement agreement discussed below under “—The Currency Conversion Settlement Agreements,” and further consideration of this action has been deferred until after the March 31, 2008 Final Fairness Hearing.

The Mattingly Action

Visa U.S.A., Visa International and MasterCard are defendants in a putative nationwide class action (statewide as to MasterCard), Mattingly v. Visa U.S.A. Inc., et al., Superior Court for the State of California, Alameda County, Case No. RG05198142, the Mattingly Action. Plaintiffs allege that defendants impose a “hidden transaction fee” of 1% on credit card transactions in foreign countries, and that defendants therefore violated California’s Unfair Competition Law. Visa U.S.A. and Visa International deny the allegations in plaintiffs’ complaint.

In January 2006, plaintiffs moved to amend their complaint to change the start of their putative class period to February 14, 2001 instead of October 23, 2002. While this motion was pending, the parties entered into the MDL Settlement Agreement, and further consideration of this action has been deferred until after the March 31, 2008 Final Fairness Hearing discussed below under “—The Currency Conversion Settlement Agreements.”

The Baker Action

Visa U.S.A. and Visa International are defendants in Baker v. Visa International Corp. (sic), et al., 06-CV-15447 (S.D.N.Y.), coordinated or consolidated with MDL 1409; formerly 06-CV-376 (S.D. Cal.), originally filed in the Superior Court for the State of California, San Diego County, Case No. GIC 839908, the Baker Action. Plaintiffs in the Baker Action allege that Visa U.S.A. and Visa International impose a hidden mark-up included in the base exchange rate used to convert credit card transactions in foreign currencies. Plaintiffs further allege that Visa U.S.A. and Visa International’s actions violate California’s Unfair Competition Law and the Consumer Legal Remedies Act and breached a fiduciary duty owed by Visa U.S.A. and Visa International to the members of plaintiffs’ putative world-wide class. Visa U.S.A. and Visa International deny the allegations in plaintiffs’ complaint.

Following the settlement of the Baker Action, discussed below under “—The Currency Conversion Settlement Agreements,” the matter was transferred from the Southern District of California to the Southern District of New York, where it has been coordinated or consolidated with the MDL Action.

The Currency Conversion Settlement Agreements

On July 20, 2006, Visa U.S.A. and Visa International entered into a settlement in the MDL Action. Under the terms of that settlement, the defendants, which include Visa U.S.A., Visa International, MasterCard, Citicorp Diners Club Inc. and several banks, will pay $336.0 million to settle monetary claims by eligible cardholders, the costs of administering the settlement and notice to cardholders, and any court-approved fees and expenses to attorneys for the class and awards to the class representatives. Visa U.S.A. and Visa International’s portion of the settlement payment, which has already been paid into a settlement fund, is approximately $100.1 million. In addition, Visa U.S.A. and Visa International agreed that for five years they would separately identify or itemize any fees added to transactions because they occurred in a foreign country or involved a foreign currency. Visa U.S.A. and Visa International further agreed that if, within five years, they materially modify their current practices with regard to calculating the base exchange rate they use for foreign currency transactions and the new practices include the systematic use of rates outside of a wholesale or government-mandated/managed rate, Visa U.S.A. and Visa International will require their issuing members in the United States to change their disclosures regarding base exchange rates to conform with the changed practices. As part of this settlement, plaintiffs in the Shrieve Action and the Mattingly Action agreed that they would ask the court to dismiss their actions with prejudice as to Visa U.S.A. and Visa International once the MDL settlement receives court approval.

As part of this settlement, Visa U.S.A., Visa International and MasterCard also agreed to pay $32.0 million in attorneys’ fees to resolve the Schwartz Action. Visa U.S.A. and Visa International’s portion of this payment is approximately $18.6 million, which was paid into a settlement fund in September 2007.

Finally, Visa U.S.A. and Visa International entered into a settlement in the Baker Action. Under the terms of this settlement agreement, the parties agreed to undertake their best efforts to secure certain changes to the notice of settlement to be provided to class members in the MDL Action, and plaintiffs agreed not to object or otherwise oppose approval of the MDL Settlement Agreement. Upon final approval of the MDL Settlement Agreement, plaintiffs shall seek to dismiss the Baker Action. If the Baker Action is dismissed, Visa U.S.A. and Visa International shall pay $1 million plus interest from September 14, 2006 as attorneys’ fees and costs. If, however, within 60 days of final approval of the MDL Settlement Agreement, the Baker Action has still not been dismissed, Visa U.S.A. and Visa International shall pay $500,000 plus interest from September 14, 2006 as attorneys’ fees and costs.

On November 8, 2006, the court in the MDL Action issued an order preliminarily approving the MDL Settlement Agreement. Among other things, this order created, for settlement purposes only, a Settlement Damages Class consisting of holders of U.S. issued Visa- or MasterCard-branded credit and debit cards or Diners Club-branded credit cards who used their cards to make a foreign payment transaction between February 10, 1996 and November 8, 2006, the Settlement Damages Class. The court also approved, for settlement purposes only, the “Settlement Injunctive Class,” which contains all persons who held a U.S. issued Visa- or MasterCard-branded credit or debit card or Diners Club-branded credit card at November 8, 2006. Charge cards are included in the definition of “credit cards.” On November 14, 2006, Bernd Bildstein, plaintiff in Bildstein v. MasterCard International Incorporated, No. 03 Civ. 9826 (S.D.N.Y.), a case coordinated with the MDL Action, filed a Notice of Appeal from the grant of preliminary approval.

Notice of the settlement began in 2007. In view of concerns raised by putative class members, the court appointed a special master to work with the parties to review and amend, as appropriate, the plan for class notice and distribution of the settlement fund and to determine whether the proposed settlement agreement is fair, adequate and reasonable with respect to all class members. The special master submitted his report on or about July 10, 2007, and recommended that the plan for notice and distribution of the fund be modified. On August 13, 2007, the court issued an order approving the claims procedure recommended by the special master. On September 24, 2007, the court issued an order approving the revised notices, claim forms and settlement schedule submitted by the parties. Revised notices and claim forms will be mailed to identified class members in late November, and a revised publication notice will run in late November and early December. Class members will have until February 14, 2008 to object to or opt-out of the settlement. The Court moved the hearing on entry of Final Judgment and Order of Dismissal to March 31, 2008.

Based upon the court’s preliminary approval of the settlement of the MDL Action and other developments, approximately $100.1 million has been paid into a settlement fund to resolve these claims against Visa U.S.A. and Visa International, and legal provision of approximately $20.0 million has been made for the remainder of the settlement in connection with these currency conversion cases.

Should the MDL Settlement Agreement not receive final court approval, or otherwise terminate, we anticipate that the parties in all of the Currency Conversion Litigation actions would return to the status quo ante in their respective actions.

Morgan Stanley Dean Witter/Discover

In August 2004, the European Commission in Brussels issued a Statement of Objections against Visa International and Visa Europe alleging a breach of European competition law. The allegation arises from the Visa International and Visa Europe Rule (bylaw 2.12(b)) that makes certain designated competitors, including Morgan Stanley Dean Witter/Discover, ineligible for membership. On October 3, 2007, the European Commission fined Visa International and Visa Europe €10.2 million ($14.5 million) for infringing European Union rules on restrictive business practices (Article 81 of the EC Treaty and Article 53 of the EEA Agreement). Pursuant to existing agreements, Visa Europe has acknowledged full responsibility for the defense of this action, including any fines that may be payable.

Parke

On June 27, 2005, a purported consumer and merchant class action was filed in California state court against Visa U.S.A., Visa International, MasterCard, Merrick Bank and CardSystems Solutions, Inc. The complaint stems from a data-security breach at CardSystems, a payment card processor that handled Visa and other payment brand transactions. The complaint alleges that Visa U.S.A. and Visa International’s failure to inform cardholders of the CardSystems breach in a timely manner constitutes an unlawful and/or unfair business practice under California’s Unfair Competition Law and violates California’s statutory privacy-notice law. In August 2005, the court denied the plaintiffs’ application for a temporary restraining order, except with respect to the defendants’ retention of affected account-identifying information, and in September 2005 denied plaintiffs’ motion for a preliminary injunction. Also in September 2005, the court dismissed the claims brought by the merchant class. On November 18, 2005, the defendants answered the remaining claims. Limited discovery occurred.

CardSystems filed for bankruptcy in U.S. District Court for the District of Arizona in May 2006, staying the litigation as to it. The plaintiffs removed the case to U.S. District Court for the Northern District of California on August 10, 2006, and then sought to transfer the case to federal court in Arizona. Visa U.S.A., Visa International and MasterCard moved for remand to state court. On October 11, 2006, the court granted the defendants’ motion for remand and denied the plaintiffs’ motion to transfer the case. Proceedings involving CardSystems continue in the bankruptcy court in Arizona, and the California state court plaintiffs appear to be pursuing claims against CardSystems in that forum. The state court in California has not set discovery deadlines or a trial date. The parties are currently engaged in settlement negotiations. The potential settlement amount is not considered material to the Company’s financial statements.

The ATM Exchange

On November 14, 2005, The ATM Exchange filed a complaint for money damages against Visa U.S.A. and Visa International in the U.S. District Court for the Southern District of Ohio. The plaintiff asserts claims of promissory estoppel, negligent misrepresentation and fraudulent misrepresentation, alleging that Visa’s deferment of a July 1, 2004 member deadline that required newly deployed ATMs to be certified by a Visa- recognized laboratory as meeting certain PIN-entry device testing requirements harmed the plaintiff by reducing demand for its ATM upgrade solution. The parties engaged in written discovery, party and third-party depositions and expert discovery. On June 29, 2007, Visa U.S.A. and Visa International filed motions for summary judgment on liability and damages. On July 30, 2007, the court vacated the tentative September 2007 trial date. The court indicated that it would set another trial date, if necessary, in its forthcoming ruling on the motions for summary judgment.

District of Columbia Civil Investigative Demand

On January 5, 2007, the Office of the Attorney General for the District of Columbia issued a Civil Investigative Demand, or “CID,” to Visa U.S.A. seeking information regarding a potential violation of Section 28-4502 of the District of Columbia Antitrust Act. The D.C. Attorney General’s office is coordinating parallel investigations by the Attorneys General of New York and Ohio. The CID seeks documents and narrative responses to several interrogatories and document requests, which focus on PIN debit. Visa U.S.A. continues to cooperate with the Attorneys General in connection with the CID.

U.S. Department of Justice Civil Investigative Demands

On September 26, 2007, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand, or “CID,” to Visa U.S.A. seeking information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID seeks documents, data and narrative responses to several interrogatories and document requests, which focus on PIN debit and Visa’s No Signature Required program.

On September 27, 2007, the Division issued a second CID to Visa U.S.A., also seeking information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID seeks documents in response to several requests, which focus on Visa U.S.A.’s agreements with banks that issue Visa debit cards. Visa U.S.A. is cooperating with the Division in connection with both CIDs.

AAA Antiques Mall

On November 13, 2007, a putative class action lawsuit was filed in Maryland state court against Visa U.S.A., MasterCard Worldwide, and Discover Financial Services. Plaintiff AAA Antiques Mall, Inc. alleges that “credit card fees” assessed by defendants as to the state tax portion of a sales transaction constitute unjust enrichment and/or intentional misrepresentation. At this time, it is too early to make any reasonable evaluation of the claims alleged.

Intellectual Property Litigation

Starpay

On May 8, 2003, Starpay.com, LLC and VIMachine, Inc., which we refer to collectively as Starpay, sued Visa U.S.A. and Visa International in the U.S. District Court for the Northern District of Texas. Starpay alleged that Visa U.S.A. and Visa International used information provided to it by Starpay in 2000 to create Verified by Visa and to file a Visa patent application on the technology underlying the “Verified by Visa” product, and that Verified by Visa infringed U.S. Patent 5,903,878, entitled Method and Apparatus for Electronic Commerce, or the ‘878 patent.

The original Complaint alleged four causes of action: (1) infringement of the ‘878 patent; (2) breach of implied and written nondisclosure agreements covering Starpay’s discussions with Visa U.S.A. and Visa International; (3) “fraud on the Patent Office” through the filing of a patent application for an invention that Visa U.S.A. and Visa International allegedly took from Starpay; and (4) a claim under 35 U.S.C. § 291 that the Visa patent application interfered with the ‘878 patent. On July 25, 2003, Starpay filed an Amended Complaint, dropping the third and fourth causes of action, but raising two new ones in their place: unfair competition under California’s Business and Professions Code §§ 17200 et seq. and misappropriation of trade secrets under California’s Uniform Trade Secrets Act. On August 25, 2003, Visa U.S.A. and Visa International moved to dismiss three of Starpay’s causes of action. On February 10, 2004, the District Court Judge dismissed the second claim under the statute of limitations and the third claim as preempted by federal patent law.

On February 23, 2004, Visa U.S.A. and Visa International answered Starpay’s remaining causes of action—infringement of the ‘878 patent and misappropriation of trade secrets—and filed a counterclaim for a declaratory judgment that Visa U.S.A. and Visa International are not infringing the ‘878 patent and/or that the ‘878 patent is invalid. On March 16, 2004, Starpay filed its answer to Visa U.S.A. and Visa International’s counterclaim.

The Magistrate Judge held hearings on the issue of the construction of various claims of the ‘878 patent in October and November 2004 and in November 2005. On January 19, 2006, the Magistrate Judge issued a Report and Recommendation making findings and recommendations. In February 2006, the parties filed their respective objections to the Report with the District Court Judge. On September 10, 2007, the District Court issued an order resolving the parties’ various objections and finalized the claim construction. The court has set a schedule that calls for the completion of discovery by April 18, 2008 and the filing of any dispositive motions by May 16, 2008. No trial date has been set.

Cryptography Research

Visa International is a defendant in litigation filed in the North District of California by Cryptography Research, Inc., or CRI. CRI has asserted causes of action against Visa International for breach of contract, misrepresentation, breach of fiduciary duties, infringement of eight U.S. patents and violation of U.S. and California competition laws. These causes of action are based upon CRI’s allegations that Visa International has improperly used, or induced others to use, technology allegedly developed by CRI for securing “Smart Cards” against attacks designed to discover secret information, such as the secret key for performing cryptographic operations. In particular, CRI alleges that Visa International is and, at least since 1998, has been improperly using countermeasures to Differential Power Analysis, or DPA, attacks that were developed by CRI and which CRI claims to own exclusively.

CRI’s original complaint was filed on September 29, 2004, asserting claims for breach of contract, misrepresentation and for infringement of U.S. patent nos. 6,298,442, 6,304,658, 6,654,884, 6,327,661, 6,510,518, 6,381,699, 6,278,783 and 6,539,092, the Patents in Suit. In response to Visa International’s motion to dismiss, the court ordered CRI to file an amended complaint more specifically identifying its claims and the bases therefor.

On March 7, 2005, CRI filed an amended complaint identifying claims for breach of contract, misrepresentation, fraud in the inducement and infringement of the eight Patents in Suit. The breach of contract, misrepresentation and fraud in the inducement claims stem from a September 2, 1998 Intellectual Property License Agreement between CRI and Visa International. The license agreement granted Visa International worldwide rights to CRI’s patent applications that ultimately matured into the Patents in Suit. The primary issue in both the breach of contract and misrepresentation claims is whether Visa International was able to track, and in fact properly tracked, all issued Visa-branded cards subject to the license and paid the resulting royalties.

On March 22, 2007, CRI filed its second amended complaint, adding claims for breach of fiduciary duty and violation of Section 1 of the Sherman Act and California’s Unfair Competition Law. In particular, CRI alleges that Visa International and MasterCard entered into three conspiracies in violation of Section 1 of the Sherman Act: (1) to refrain from competing with respect to the security from DPA attacks of their Smart Cards, which conspiracy allegedly began in 1998; (2) to boycott (jointly refuse to license) CRI’s Countermeasure patents; and (3) to boycott by removing CRI’s DPA-Resistant Session Key Derivation System technology from the Visa, MasterCard and EMVCo. specifications, the latter two of which conspiracies allegedly began in 2005 following this lawsuit. In addition, CRI alleges that Visa International has conspired with its Smart Card chip and card vendors to boycott CRI’s Countermeasure Patents. CRI further alleges that Visa International is liable under California’s Cartwright Act, Bus. & Prof. Code Sections 16720-70, and the California Business & Professions Code §§ 17200 et seq. Visa International filed its answer to the Second Amended Complaint and related counterclaims on April 23, 2007.

Discovery in this matter is currently ongoing and is scheduled to be completed on May 12, 2008. A patent claims construction hearing was held on November 8 and 9, 2005. On October 19, 2006, the parties received the first of the eight pending claim construction orders, which construed the disputed terms in U.S. Patent No. 6,327,661. The court issued its Second Claims Construction order on May 4, 2007, which construed disputed terms of U.S. Patent No. 6,278,783 and modified one term construed by the First Claims Construction order. CRI filed a motion for reconsideration of the Second order, and a hearing on that motion was held September 10, 2007. No ruling on CRI’s motion has been issued. A pretrial conference is scheduled for September 15, 2008, but no trial date has been set. In the meantime, the court filed its Third Claim Construction order on May 22, 2007, which construed disputed terms in U.S. Patent No. 6,298,442, and its Fourth Claim Construction order on September 28, 2007, construing the terms of U.S. Patent No. 6,539,092. Although we expect the court to rule on the remaining claims shortly, there is no deadline for the court to issue its ruling. The court’s orders will be critical to determining which of Visa products will continue to be relevant in this litigation.

Vale Canjeable

On November 21, 2006, Vale Canjeable Ticketven, C.A., filed an action in the Fifth Municipal Court of Caracas, Venezuela against Todoticket 2004, C.A., and Visa International seeking a preliminary injunction preventing use of the Visa Vale mark in Venezuela. In December 2006, Vale Canjeable Ticketven, C.A. also filed a claim with the Fourth Commercial Court of First Instance of Caracas, alleging that the defendants infringed the plaintiff’s rights as the holder of the trademark registries and requesting that the court: (i) declare that the plaintiff is the only person authorized to use the expression “Vale” in the Venezuelan market of food vouchers; (ii) prohibit the defendants from using the expression “Vale” in the Venezuelan market of food vouchers; (iii) order the defendants to pay VEB 50 billion ($23.3 million) in non-pecuniary (moral) damages; and (iv) order the defendants to indemnify the pecuniary damages caused to the plaintiff. The plaintiff also requested that the court order the defendants to pay the legal costs and expenses related to the judicial process.

On November 29, 2006, the Fifth Municipal Court of Caracas granted a preliminary injunction prohibiting use of the “Vale” in the Venezuelan market of food vouchers. On December 6, 2006, Visa International filed a constitutional objection to the court’s ruling. The objection was dismissed on December 19, 2006 by the Fourth Commercial Court of First Instance of Caracas. Visa International appealed this decision, which was denied in March 2007. On March 21, 2007, defendants filed a motion with the Fourth Commercial Court of First Instance of Caracas, seeking revocation of the preliminary injunction granted by the Fifth Municipal Court of Caracas. This motion was denied on July 11, 2007. Visa International immediately filed an appeal of this decision with the Superior Court.

On July 26, 2007, Visa International requested the removal of the First Instance Judge from the case and such request was granted on September 25, 2007. A new judge was assigned to finalize the discovery phase of the case. On November 1, 2007, Visa International filed its written conclusions explaining how the evidence collected during discovery supports its arguments. On November 21, 2007, Visa International filed an appeal of the decision denying suspension of the preliminary injunction with the newly assigned judge. The plaintiff filed a response to this appeal on November 26, 2007, and Visa replied to that response on December 3, 2007.

PrivaSys

On June 20, 2007, PrivaSys, Inc. filed a complaint in U.S. District Court for the Northern District of California against Visa International and Visa U.S.A for patent infringement. PrivaSys alleges that Visa’s contactless payment technology infringes U.S. Patent No. 7,195,154, which we refer to as the ‘154 patent, entitled “Method for Generating Customer Secure Card Numbers.” Visa U.S.A. and Visa International filed their respective answers and counterclaims on August 21, 2007 alleging that Visa did not infringe the ‘154 patent, that the ‘154 patent is invalid and that the patent is unenforceable due to inequitable conduct and prosecution laches. On September 28, 2007, PrivaSys filed a motion requesting leave to file an amended complaint adding J.P. Morgan Chase and Wells Fargo as defendants. Visa U.S.A. and Visa International opposed this motion on October 26, 2007 and asked the court, in the alternative, to stay all proceedings against Visa issuing financial institutions pending resolution of the issue of whether the Visa technology infringes the PrivaSys patent. On November 14, 2007, the court granted PrivaSys’s motion for leave to file the amended complaint. On December 5, 2007, Visa U.S.A. filed an answer to the amended complaint. The parties have reached an agreement in principle to settle the dispute.

Every Penny Counts

On July 17, 2007, Every Penny Counts, Inc. filed a complaint in the U.S. District Court for the Middle District of Florida against Visa U.S.A., MasterCard and American Express for infringement of four of its patents. Plaintiff amended its complaint on September 27, 2007 to add Green Dot Corp. as a party and to add a fifth patent to its suit. The Complaint now alleges that the defendants’ “open” prepaid card products infringe U.S. Patent No. 5,621,640 (“Automatic Philanthropic Contribution System”), U.S. Patent No. 6,112,191 (“Method and System to Create and Distribute Excess Funds from Consumer Spending Transactions”), U.S. Patent No. 6,088,682 (“Funds Distribution System Connected with Point of Sale Transactions”), U.S. Patent No. 6,876,971 (“Funds Distribution System Connected with Point of Sale Transaction”) and U.S. Patent No. 7,171,370 (“Funds Distribution System Connected with Point of Sale Transactions”). Visa U.S.A. filed a Motion to Dismiss, or in the Alternative for a More Definite Statement, based on the plaintiff’s failure to identify which products or services offered by Visa U.S.A. purportedly infringe which of the plaintiff’s patents on October 12, 2007. The court denied the motion on October 29, 2007. On November 13, 2007, Visa U.S.A. filed its answer and counterclaims alleging that Visa does not infringe the plaintiff’s patents, that the plaintiff’s patents are invalid, and that the plaintiff’s patents are unenforceable due to prosecution laches and inequitable conduct. The court issued an order on December 13, 2007 setting procedural deadlines for the claim construction and scheduling a Markman hearing in May 2008.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On September 14, 2007, we mailed a proxy statement-prospectus to eligible members of Visa U.S.A., Visa International and Visa Canada soliciting approval and adoption of our Global Restructuring Agreement and the Visa Inc. 2007 Equity Incentive Compensation Plan. In lieu of a special meeting of Visa U.S.A. or Visa International, action on the reorganization and equity incentive plan proposal was taken by written consent of the respective members of each entity. Members of Visa U.S.A. and Visa International on the record dates set for Visa U.S.A. and Visa International, August 23, 2007 and June 30, 2007, respectively, were entitled to consent to the reorganization proposal and execute proxies to approve the equity incentive plan proposal. Visa Canada held a meeting of its members on September 24, 2007. The requisite approval of the members of Visa U.S.A., Visa International and Visa Canada was received to effectuate our reorganization and adopt the Visa Inc. 2007 Equity Incentive Compensation Plan. The voting results for the proposals related to the approval and adoption of the Global Restructuring Agreement and approval of the Visa Inc. 2007 Equity Incentive Compensation Plan are set forth below. Voting for the Global Restructuring Agreement is presented on an entity-by-entity basis. Voting for the Visa Inc. 2007 Equity Incentive Compensation Plan is presented on a combined basis for the members of Visa U.S.A., Visa International and Visa Canada because approval of this proposal required the affirmative vote of members that, assuming the completion of the reorganization, would represent a majority of the outstanding shares of common stock of Visa Inc. immediately after the closing of the reorganization:

Proposal No. 1: Approval of the Global Restructuring Agreement

Visa U.S.A.

Consent	Dissent	Abstain	No Response
96,571,127	70,856	79,775	3,278,241

Visa International

Consent	Dissent	Abstain	No Response
4,377,716,658	0	1,607,216	167,577,020

Visa Canada
For	Against	Abstain
146,736,765	0	0

Proposal No. 2: Approval of the Visa Inc. 2007 Equity Incentive Compensation Plan

Consent	Dissent	Abstain	No Response
663,200,214	4,223,258	20,457,282	59,295,294

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock.

Holders of Our Common Stock

A list of the holdings of each class of our common stock is set forth under Item 12—“Security Ownership of Certain Beneficial Owners and Management.”

Recent Sales of Unregistered Securities

Upon our incorporation, on May 24, 2007, we issued 100 shares of our common stock to Visa International Service Association for an aggregate subscription price of $1.00, representing a price per share of $0.01. In connection with this issuance, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Other than the foregoing issuance, we have not sold any unregistered securities during the previous three years.

ITEM 6.	Selected Financial Data

The following tables present selected consolidated statements of operations data for the years ended September 30, 2007, 2006 and 2005 and consolidated balance sheet data at September 30, 2007 and 2006 for Visa U.S.A. that were derived from the audited consolidated financial statements of Visa U.S.A. included elsewhere in this report. The selected Visa U.S.A. consolidated statements of operations data for the years ended September 30, 2004 and 2003 and the consolidated balance sheet data at September 30, 2005, 2004 and 2003 for Visa U.S.A. were derived from audited consolidated financial statements of Visa U.S.A. not included in this report.

In October 2007, we consummated a reorganization in which Visa U.S.A., Visa International, Visa Canada and Visa U.S.A.’s majority-owned subsidiary, Inovant, which operated the VisaNet transaction processing system and other related processing systems, became direct or indirect subsidiaries of Visa Inc. The reorganization was accounted for as a purchase under the guidelines of SFAS No. 141, “Business Combinations,” occurring on October 1, 2007, with Visa U.S.A. deemed to be the accounting acquirer of the ownership interest in Visa Canada, Visa International and Inovant not previously held (including Visa Europe’s interest in Visa International and Inovant). The operating results of the acquired interests in Visa International and Visa Canada will be included in the consolidated statements of operations of Visa Inc. from October 1, 2007.

The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations of Visa U.S.A.” and the Visa U.S.A. fiscal 2007 consolidated financial statements and the notes thereto included elsewhere in this report.

	Visa U.S.A.
	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003(1)
	(in millions)
Statement of Operations Data:
Total operating revenues	$3,590	$2,948	$2,665	$2,429	$1,980
Operating expenses	5,039	2,218	2,212	1,999	3,398
Litigation provision	2,653	23	132	37	1,500
Operating income (loss)	(1,449)	730	453	430	(1,418)
Operating income (loss) as a percent of operating revenues	(40.4)%	24.8%	17.0%	17.7%	(71.6)%
Other income (expense)	$62	$(8)	$3	$(75)	$(38)
Income (loss) before cumulative effect of change in accounting principle(2)	(1,076)	455	265	216	(885)
Net income (loss)(2)	(1,076)	455	360	210	(885)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$275	$270	$135	$174	$86
Short-term investment securities, available-for-sale	747	660	681	156	253
Total current assets	2,507	1,594	1,478	920	867
Long-term investment securities, available-for-sale	737	515	319	378	85
Total assets	4,390	2,964	2,745	2,294	1,905
Current portion of long-term debt(3)	41	32	32	32	174
Current portion of accrued litigation(4)	2,236	216	197	244	201
Total current liabilities	3,282	1,393	1,325	1,070	988
Long-term debt(3)	—	41	74	106	—
Long-term accrued litigation(4)	1,446	784	1,010	1,019	1,127
Total equity (deficit)	(501)	583	126	(230)	(440)

	Visa U.S.A.
	Twelve Months Ended June 30,
	2007	2006	2005	2004	2003
	(in millions, except percentages)
Statistical Data (unaudited):(5)
Payments volume(6)	$1,449,226	$1,322,837	$1,130,896	$956,439	$818,558
Year-over-year change	9.6%	17.0%	18.2%	16.8%	10.6%
Total transactions(7)	25,942	23,410	20,009	16,653	14,099
Year-over-year change	10.8%	17.0%	20.2%	18.1%	12.4%

(1)	On January 1, 2003, Visa U.S.A. purchased Inovant, Inc. and subsequently formed Inovant, which affect the comparability of the financial data of Visa U.S.A. The operating results of Inovant were included in the consolidated statements of operations of Visa U.S.A. from January 1, 2003.
(2)	Visa U.S.A. recorded a cumulative effect of accounting change in fiscal 2005 related to its membership interest in Visa International and in fiscal 2004 related to Visa U.S.A. changing its method of amortizing volume and support agreements. These accounting changes resulted in additional net income of $96 million in fiscal 2005 and an additional net expense of $6 million in fiscal 2004. See Note 3 — “Cumulative Effect of Change in Adoption of Accounting Principle,” to the Visa U.S.A. fiscal 2007 consolidated financial statements.
(3)	The long term portion of Visa U.S.A. debt was classified as being due within one year at September 30, 2007 and 2003, because Visa U.S.A. was in default of certain financial performance covenants as a result of the settlement of the American Express and Retailers’ litigation in fiscal 2007 and 2003, respectively, as described in Note 20 – Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements included elsewhere in this report.
(4)	In fiscal 2007, Visa U.S.A. settled the American Express litigation matter for approximately $2.1 billion and in fiscal 2003 Visa U.S.A. settled the Retailers’ litigation for approximately $2.0 billion, as described in Note 20 – Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements included elsewhere in this report. The present value of these obligations of $1.9 billion and $1.4 billion, respectively, was recorded in fiscal 2007 and 2003, respectively.
(5)	The statistical data in this table are based on quarterly operating certificates from Visa’s customers and are unaudited. Year-over-year change for fiscal 2003 represents change compared to fiscal 2002.
(6)	Payments volume is the total monetary value of transactions for goods and services that are purchased with cards bearing our brands.
(7)	Total transactions represents transactions involving our cards as reported by our customers and includes transactions that are not processed on our VisaNet processing system.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This management’s discussion and analysis covers fiscal 2007, 2006 and 2005, and provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa U.S.A. Inc. and its subsidiaries and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the Visa U.S.A. fiscal 2007 consolidated financial statements and related notes included elsewhere in this report.

Prior to the closing of the global reorganization in October 2007, Visa U.S.A. along with Visa International (comprising the operating regions of AP, LAC and CEMEA), Visa Canada and Visa Europe operated as one of five entities related by ownership and membership to Visa. After the reorganization, Visa U.S.A., Visa International and Visa Canada became subsidiaries of Visa Inc., a Delaware stock corporation.

Visa U.S.A. is a leader in the electronic payments industry in the United States and is responsible for administering Visa payment programs in the United States. Visa U.S.A. provides products and services over a secure payments network to support payment programs offered by its member financial institutions to their consumer, commercial and merchant customers. Visa U.S.A.’s principal product platforms include consumer credit, consumer debit and cash access, prepaid and commercial programs. Visa U.S.A.’s primary customers are its member financial institutions participating in the payments network. Prior to the reorganization, Visa U.S.A. was a regional group member of Visa International and operated as a non-stock corporation with approximately 13,300 member financial institutions.

Visa U.S.A. achieved 22% growth in operating revenues in fiscal 2007 compared to fiscal 2006. This growth reflects a 10% increase in payments volume (as defined below) on Visa U.S.A.’s products for the fiscal year, with double-digit payments volume growth in commercial and consumer debit products, and an 11% increase in the number of transactions. Payments volume, which is the basis for service fees, and transactions, which drive data processing fees, are key drivers for Visa U.S.A.’s business. Payments volume is defined as the total monetary value of transactions for goods and services that are purchased with Visa products, including PIN-based debit volume, and excluding cash disbursements obtained with Visa-branded cards, balance transfers and convenience checks, which Visa U.S.A. refers to as cash volume.

Operating revenues increased at a higher rate than underlying payments volume growth primarily due to two new acceptance fees, which are included in service fees, introduced in April 2007. The two new fees include a debit acceptance fee on debit payments volume and a credit/commercial acceptance fee on all consumer credit and commercial payments volume. These fees supersede previously existing issuer programs used to support merchant acceptance and volume growth initiatives. These changes are designed to simplify the fee structure and improve overall program efficiencies for Visa U.S.A. and its issuers while continuing to support Visa U.S.A.’s acceptance growth initiatives. While Visa U.S.A. believes that these fee changes will generate ongoing benefits, Visa U.S.A. does not believe that the rate of growth in operating revenues during fiscal 2007 is representative of sustainable future revenue growth because it includes the impact in 2007 of the new service fees introduced in the second half of fiscal 2007. Growth in operating revenues was also attributable to adjustments from Visa U.S.A.’s estimates of performance for volume and support incentive agreements as part of its regular quarterly review of these agreements.

Visa U.S.A. incurred an operating loss in fiscal 2007 as a result of recording a litigation provision of $2.7 billion, of which $1.9 billion was recorded in connection with the settlement of outstanding litigation with American Express. Visa Inc., Visa U.S.A. and Visa International entered into an agreement with American Express that became effective on November 9, 2007, to resolve all current litigation between American Express and Visa U.S.A. and Visa International, and the related litigation between American Express and five co-defendant banks. Under the settlement agreement, an initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from Visa Inc. and $185 million from the five co-defendant banks. Beginning March 31, 2008, Visa Inc. will pay American Express an additional amount of up to $70 million per quarter for 16 quarters, for a maximum total of $1.12 billion. Total future payments discounted at 4.72% over the payment term, or $1.9 billion, are reflected in the litigation provision on Visa U.S.A.’s consolidated statements of operations for fiscal 2007 and in current and long-term accrued litigation on its consolidated balance sheet at September 30, 2007. Visa U.S.A. intends to fund its payment obligations under the American Express settlement with amounts in the escrow account, in accordance with the retrospective responsibility plan. The remainder of the $2.7 billion litigation provision includes management’s liability estimate under the guidelines of SFAS No. 5, “Accounting for Contingencies,” related to the Discover litigation, and various other litigation provisions for both settled and unsettled matters. See “Liquidity and Capital Resources” and Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements.

The effect of these litigation provisions on Visa U.S.A.’s earnings was partially offset by the impacts of the introduction of new service fees during the third quarter of fiscal 2007 and the absence of substantial charges incurred in the prior year related to customer reimbursement for costs associated with Visa U.S.A.’s holographic magnetic card, impairment charges related to Visa U.S.A.’s Mini Card license and business expenses related to a 2006 litigation settlement. See “Operating Revenues—Service Fees” and “Operating Expenses—Administrative and Other.”

In November 2006, Visa U.S.A. announced plans to outsource certain data processing and development support functions over the course of fiscal 2007. This action was intended to help Visa U.S.A. better align personnel and contract staffing levels with fluctuating project demand. As a result of this strategy, Visa U.S.A. reduced its total number of employees by approximately 5% of Visa U.S.A.’s total workforce at December 31, 2006. Visa U.S.A. incurred severance and related personnel costs of approximately $13 million during fiscal 2007 associated with this program. Approximately $1 million in additional charges are expected in fiscal 2008, based upon current assumptions for the timing of employee terminations. Although Visa U.S.A. believes that these estimates accurately reflect the costs of its plan, actual results may differ, thereby requiring Visa U.S.A. to record additional provisions or reverse a portion of such provisions. At September 30, 2007, the related liability in accrued compensation and benefits was $2 million.

In August 2007, Visa U.S.A. completed the purchase of a parcel of land on the east coast of the United States and commenced construction of a new data center. The new data center is intended to support Visa U.S.A.’s technology objectives related to reliability, scalability, security and innovation. Visa U.S.A. anticipates that the data center will be completed in 2010 at an estimated total cost of $397 million. See “Liquidity and Capital Resources.”

Results of Operations

Operating Revenues

Visa U.S.A.’s operating revenues consist of gross operating revenues reduced by payments made to customers and merchants under volume and support incentive arrangements. Gross operating revenues consist of service fees, data processing fees, international transaction fees and other revenues. Visa U.S.A.’s operating revenues are based upon aggregate payments volume reported by its members and transactional information accumulated by its transaction processing systems. Visa U.S.A.’s operating revenues are primarily generated from fees calculated on the payments volume of activity on Visa-branded cards, which Visa U.S.A. refers to as service fees, and from the fees charged for providing transaction processing, which Visa U.S.A. refers to as data processing fees. Pricing varies and may be modified on a customer-by-customer basis through volume and support incentive arrangements. Service fees and data processing fees combined represent 82%, 81% and 81% of Visa U.S.A.’s gross operating revenues in fiscal 2007, 2006 and 2005, respectively.

Visa U.S.A. does not earn revenues from, or bear credit risk with respect to, interest and fees paid by cardholders on Visa-branded cards. Issuing customers have the responsibility for issuing cards and determining interest rates and fees paid by consumers and commercial establishments, and most other competitive card features. Nor does Visa U.S.A. earn revenues from the fees that merchants are charged for card acceptance, including the merchant discount rate. Acquiring customers, which are generally responsible for soliciting merchants, establish and earn these fees.

Service Fees

Service fees primarily reflect payments by customers for their participation in card programs carrying marks of the Visa brand. Current quarter service fees are assessed using a calculation of pricing applied to prior quarter payments volume as reported on customer quarterly operating certificates, exclusive of PIN-based debit volume. These payments volumes also do not include cash disbursements obtained with Visa-branded cards, balance transfers or convenience checks.

Also included in service fees are acceptance fees which are used to support merchant acceptance and ongoing volume growth initiatives. Two new acceptance fees were introduced in April 2007, which apply to all consumer debit payments volume and all consumer credit and commercial payments volume. These fees supersede previously existing issuer programs. Prior period revenues associated with previously existing issuer fees have been reclassified from other revenues to this category for comparative purposes in Visa U.S.A.’s consolidated financial statements for fiscal 2006 and fiscal 2005.

Data Processing Fees

Visa U.S.A. operates a proprietary network, VisaNet, a proprietary, secure, centralized processing platform which provides transaction processing and other payment services linking issuers and acquirers. Processing services are provided through Visa U.S.A.’s majority-owned subsidiary, Inovant, which operates VisaNet. Visa U.S.A. also provides processing services to Visa International, Visa Canada and Visa Europe, in accordance with service agreements with these entities. Data processing fees are based on information Visa U.S.A. accumulates from VisaNet. Data processing fees are recognized as revenue in the same period the related transaction occurs or services are rendered.

Data processing fees are primarily driven by the number and type of transactions and represent fees for processing transactions that facilitate the following services:

• Authorization. Fees to route authorization requests to the issuer when a merchant, through its acquirer, requests approval of a cardholder’s transaction;

• Clearing and settlement. Fees for determining and transferring transaction amounts due between acquirers and issuers;

• Single Message System, or SMS, switching. Fees for use of the SMS for determining and transferring debit transaction amounts due between acquirers and issuers;

• Member processing. Fees for use of the Debit Processing Service, which provides processing and support for Visa debit products and services;

• Processing guarantee. Fees charged for network operations and maintenance necessary for ongoing system availability; and

• Other products and services. Fees for miscellaneous services that facilitate transaction and information management among Visa U.S.A.’s customers.

Volume and Support Incentives

Volume and support incentives are contracts with financial institutions, merchants and other business partners for various programs designed to build payments volume, increase card issuance and product acceptance and increase Visa-branded transactions. These contracts, which range in term from one to 13 years, provide incentives based on payments volume growth or card issuance, or provide marketing and program support based on specific performance requirements. Visa U.S.A. provides cash and other incentives to certain customers in exchange for their commitment to generate certain payments volume using Visa-branded products for an agreed period of time.

Pricing varies and may be modified on a customer-by-customer basis through volume and support incentive arrangements. In this regard, volume and support incentives represent a form of price reduction to these customers. Accordingly, we record these arrangements as a reduction to operating revenues. Certain incentives are estimated based on projected performance criteria and may change when actual performance varies from projections, resulting in adjustments to volume and support incentives. Management regularly reviews volume and support incentives and estimates of performance. Estimated costs associated with these contracts are adjusted as appropriate to reflect payments volume performance and projections that are higher or lower than management’s original expectation or to reflect contract amendments.

International Transaction Fees

International transaction fees are assessed to customers on non-U.S. transactions of U.S.-based issuing financial institutions and U.S. transactions of non-U.S.-based issuing financial institutions. International transaction fees are generally driven by cross-border payments volume, which include the settlement of currency exchange activities in connection with the settlement of multi-currency transactions. International transaction fees are influenced by levels of travel and the extent to which Visa-branded products are utilized for travel purposes. These fees are recognized as revenues in the same period the related transactions occur or services are performed.

Other Revenues

Other revenues represent optional card enhancements, such as extended cardholder protection and concierge services, cardholder services, software development services and other services provided to Visa U.S.A.’s customers, Visa International, Visa Canada and Visa Europe. Software development services are provided on a time and materials basis primarily to Visa International, Visa Europe and Visa Canada. Prior period revenues associated with previous issuer fees, which were superseded by new issuer acceptance fees discussed above, have been reclassified to service fees for comparative purposes in Visa U.S.A.’s consolidated financial statements for fiscal 2006 and fiscal 2005.

Operating Expenses

Our operating expenses consist of personnel; network, electronic data processing (EDP) and communications; advertising, marketing and promotion; professional and consulting fees; administrative and other, and litigation provision.

Personnel

Personnel expense consists of salaries, incentives and various fringe benefits.

Network, EDP and Communications

Network, EDP and communications represent expenses for the operation of our electronic payments network, including maintenance, depreciation and fees for other data processing services.

Advertising, Marketing and Promotion

Advertising, marketing and promotion include expenses associated with advertising and marketing programs, sponsorships, promotions and other related incentives to promote the Visa brand. In connection with certain sponsorship agreements, Visa U.S.A. has an obligation to spend certain minimum amounts for advertising and marketing promotion over the terms of the agreements.

Visa International Fees

Visa U.S.A. pays fees to Visa International based on payments volumes, exclusive of PIN-based debit volume, for services primarily related to global brand management, global product enhancements, management of global system development and interoperability, and corporate support to the entire Visa enterprise. The fees are calculated based on Visa U.S.A.’s relative percentage of these payments volumes compared to other Visa regions.

Professional and consulting fees

Professional and consulting fees consist of fees for consulting, contractors, legal, and other professional services. Legal costs for third party services provided in connection with ongoing legal matters are expensed as incurred. Legal costs are included in professional and consulting fees on the consolidated statements of operations.

Administrative and Other

Administrative and other primarily consist of facilities’ costs, and other corporate and overhead expenses in support of our business, such as travel expenses.

Litigation Provision

Litigation provision is an estimate of litigation expense and is based on management’s understanding of our litigation profile, the specifics of the case, advice of counsel to the extent appropriate, and management’s best estimate of incurred loss at the balance sheet dates. In accordance with SFAS No. 5, “Accounting for Contingencies,” management records a charge to income for an estimated loss if such loss is probable and reasonably estimable. Visa U.S.A. will continue to review the litigation accrual and, if necessary, future adjustments to the accrual will be made.

Other Income (Expense)

Other income (expense) primarily consists of equity in earnings of unconsolidated affiliates, interest expense, investment income, net and other non-operating income.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates relates to investments in Visa International and joint ventures that own, lease, develop and operate all facilities and properties used jointly by Visa U.S.A. and Visa International.

Interest Expense

Interest expense primarily includes accretion associated with litigation settlements to be paid over periods longer than one year and interest incurred on outstanding debt.

Investment Income

Investment income, net represents returns on our fixed-income securities and other investments.

Fiscal 2007 compared to Fiscal 2006

Operating Revenues

Operating revenues were $3.6 billion and $3.0 billion in fiscal 2007 and fiscal 2006, respectively, reflecting an increase of $0.6 billion, or 22%. The increase in operating revenues reflects increases in service fees and data processing fees due to growth in payments volume, exclusive of PIN-based debit volume, which increased 9%, and growth in transactions, which increased 11%. Growth in operating revenues exceeded growth in payments and transactions volumes primarily due to newly introduced service fees. While Visa U.S.A. believes that these changes in fee structure will generate ongoing benefits, Visa U.S.A. does not believe that the rate of growth in operating revenues is representative of sustainable future revenue growth because it includes the impacts in fiscal 2007 of the new service fees.

	Fiscal Year		2007 vs. 2006
	2007	2006	$ Change	% Change

	(in millions, except percentages)
Service fees	$1,945	$1,610	$335	21%
Data processing fees	1,416	1,248	168	13%
Volume and support incentives	(505)	(588)	83	(14)%
International transaction fees	454	398	56	14%
Other revenues	280	280	—	0%

Total Operating Revenues	$3,590	$2,948	$642	22%

Service Fees

Payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume, is the basis for service fees. Payments volume, exclusive of PIN-based debit volume, increased $105 billion, or 9%, to $1.3 trillion in fiscal 2007 compared to fiscal 2006. Service fees outpaced the growth in underlying payments volume due primarily to the April 2007 introduction of two new acceptance fees including a debit acceptance fee on all consumer debit payments volume and a credit/commercial acceptance fee on all consumer credit and commercial payments volume. The increase in service fees from these new acceptance fees were offset by the corresponding elimination of previously existing issuer fees used to support merchant acceptance and volume growth initiatives. The net impact of the new acceptance fees and the elimination of the existing issuer fees resulted in an increase to service fees of $190 million, or 12%, in fiscal 2007 compared to fiscal 2006.

Data Processing Fees

The increase in data processing fees is primarily due to the growth in number of transactions processed during fiscal 2007 compared to fiscal 2006. Data processing fees increased 13%, broadly consistent with the growth in underlying transactions processed. Incremental revenues during fiscal 2007 from the introduction of an updated fraud detection product and additional revenues from Visa U.S.A.’s debit processing services related to non-Visa network transactions offset the continued impact of higher volume-based discounts resulting from consolidation and transaction growth among customers. Of the total data processing fees, $122 million, or 9%, was collectively earned from Visa International, Visa Canada and Visa Europe in each of fiscal 2007 and fiscal 2006.

Volume and Support Incentives

The decrease in volume and support incentives was primarily due to the impact of lower revised estimates of performance under these agreements during management’s regular quarterly review of customer performance and due to amendments to volume and support incentives during the period. Performance adjustments reduced volume and support incentives cost by a total of $73 million in fiscal 2007 compared to $36 million in fiscal 2006. As the rate of payments volume growth has softened compared to the prior year, estimates of performance under volume and support incentives have been adjusted accordingly. We currently expect volume and support incentives to increase substantially during fiscal 2008 due to obligations assumed upon retirement of certain issuer programs during 2007. See Note 13—Restricted Assets and Liabilities and Note 19—Commitments and Contingencies to the Visa U.S.A. fiscal 2007 consolidated financial statements. The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to contracts, or new contracts entered into during 2008.

The net liability of volume and support incentives changed as follows:

2007
(in millions)
Beginning balance at October 1, 2006, net liability(1)	$(65)
Provision
Current year provision	(588)
Performance adjustments(2)	73
Contractual amendments(3)	10

Subtotal volume and support incentives	(505)

Payments	523

Ending balance at September 30, 2007, net liability(1)	$(47)

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented on the face of the Visa U.S.A. fiscal 2007 consolidated financial statements.
(2)	Amount represents adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.
(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

International Transaction Fees

The increase in international transaction fees was primarily driven by multi-currency payments volume, which increased by $10 billion, or 15%, during fiscal 2007, compared to fiscal 2006. The increase in international transaction fees was broadly in line with the growth in multi-currency payments volume, reflecting more cross-border transactions as overall global travel has increased.

Operating Expenses

Total operating expenses increased by 127% to $5.0 billion in fiscal 2007 compared to $2.2 billion in fiscal 2006. The increase primarily reflects the $2.7 billion litigation provision, which represented 94% of that increase. Excluding the litigation provision, operating expenses increased $191 million, or 9%.

	Fiscal Year		2007 vs. 2006
	2007	2006	$ Change	% Change

	(in millions, except percentages)
Personnel	$721	$671	$50	7%
Network, EDP and communications	366	328	38	12%
Advertising, marketing and promotion	581	474	107	23%
Visa International fees	173	159	14	9%
Professional and consulting fees	334	291	43	15%
Administrative and other	211	272	(61)	(22)%
Litigation provision	2,653	23	2,630	NM

Total Operating Expenses	$5,039	$2,218	$2,821	127%

Personnel

Personnel expense increased 4% in fiscal 2007 due to a $26 million charge representing the first installment of a one-time special bonus program of $51 million associated with the establishment of Visa Inc. Half of the $51 million special bonus program vested during fiscal 2007. The other half is payable in stock or cash one year after the completion of an initial public offering if certain vesting requirements are met. The remaining increase of 3% reflects severance expense for certain executives, annual salary adjustments, which were broadly in line with economic price increases, offset by the impact of lower average headcount during fiscal 2007.

Network, EDP and Communications

The increase in Network, EDP and Communications expense for fiscal 2007 was primarily due to the following:

•	a $29 million in crease in fees paid for debit processing services for charges related to processing transactions through non-Visa networks, and

•	a $12 million increase in maintenance and equipment rental costs.

Advertising, Marketing and Promotion

The increase in advertising, marketing and promotion expense in fiscal 2007 was primarily due to the following:

•	a $67 million increase in expenditures for certain joint promotional campaigns with financial institution customers; and

•	a $23 million increase in expenditures associated with Visa Extras, Visa U.S.A.’s point-based rewards program that enables enrolled cardholders to earn reward points on qualifying purchases.

The remaining increase is attributable to additional promotional activity related to Visa Signature, Visa Small Business, and Consumer Debit products. These increases were offset by the absence of initial launch expenditures for Visa U.S.A.’s new brand mark and card design which began in January 2006 and the “Life Takes Visa” advertising campaign, which began in February 2006.

Visa International Fees

Although Visa U.S.A.’s percentage of worldwide payments volumes decreased in fiscal 2007 compared to fiscal 2006 due to global emerging markets experiencing higher payments volume growth rates than the more mature U.S. economy, fees paid to Visa International increased due to a one-time fee waiver of $13 million in fiscal 2006 that was not repeated in fiscal 2007.

Professional and Consulting Fees

Professional and consulting fees increased in fiscal 2007 primarily due to the following:

•

a $23 million increase in contractors and outsourcing expense in connection with the outsourcing of certain data processing and development functions as described in the overview above, and additional contractors in connection with the support of other development and maintenance projects; and

•	A $19 million increase in legal fees incurred to support ongoing litigation matters. See Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements.

Administrative and Other

Administrative and other expenses decreased in fiscal 2007, primarily reflecting the absence of the following expenses incurred in fiscal 2006:

•	a $24 million charge to reimburse customers for production and issuance costs related to discontinued use of Visa-branded cards with the holographic magnetic stripe design;

•	a $13 million impairment charge for the net carrying value of an intangible asset associated with the patent and rights to market and distribute Mini Cards in the United States; and

•

an $11 million charge to reflect expenses for business objectives related to a litigation settlement in fiscal 2006. The settlement required Visa U.S.A. to either meet certain joint business objectives or make cash payments in lieu of the business objectives over five years. Because Visa U.S.A. expects to make these related cash payments without receiving future benefits, Visa U.S.A. charged the present value of the total payments to its consolidated statements of operations in fiscal 2006.

In addition, after a review of claims submitted, Visa U.S.A. reduced the accrual for reimbursement to customers for production costs related to the discontinued use of Visa-branded cards with the holographic magnetic stripe design by $11 million in fiscal 2007.

Litigation Provision

Litigation provision increased $2.6 billion reflecting a $1.9 billion provision related to settlement of outstanding litigation with American Express. Future payments under the settlement agreement were discounted at 4.72% over the payment term to determine the amount of the provision. The litigation provision also reflects management’s liability estimate under the guidelines of SFAS No. 5, “Accounting for Contingencies,” related to the Discover litigation. The American Express and Discover litigations are covered by our retrospective responsibility plan and we intend to fund any payment obligations with amounts in the escrow account, in accordance with our retrospective responsibility plan. The remainder of the increase in litigation provision includes various litigation provisions for both settled and unsettled matters. See “—Liquidity and Capital Resources” and Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements.

Visa U.S.A. is a party to various other legal and regulatory proceedings. See Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements.

Total liabilities for legal matters changed as follows:

(in millions)
Balance at September 30, 2006	$1,000
Provision for settled legal matters	1,941
Provision for unsettled legal matters	714
Bank co-defendants’ obligation to American Express(1)	185
Insurance recovery	(2)
Interest accretion on settled matters	75
Payments on settled matters	(231)

Balance at September 30, 2007	$3,682

(1)

Visa Inc. will consolidate the initial payment to American Express (see discussion below) on behalf of the five co-defendant banks. Visa U.S.A. has recorded a corresponding receivable in prepaid and other current assets on the Visa U.S.A.’s consolidated balance sheets at September 30, 2007.

Other Income (Expense)

Other income was $62 million in fiscal 2007 compared to other expense of $8 million in fiscal 2006. The increase in other income primarily reflects an increase in Visa U.S.A.’s portion of equity earnings from Visa International as a result of an increase in net income for Visa International and an increase in interest income as the result of a shift in Visa U.S.A.’s investment portfolio from tax-exempt securities to higher yielding money market and auction rate securities.

The following table sets forth the components of our other income (expense) for fiscal 2007 and 2006.

	Fiscal Year		2007 vs. 2006
	2007	2006	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$40	$13	$27	208%
Interest expense	(81)	(89)	8	(9)%
Investment income, net	103	68	35	51%

Other Income (Expense)	$62	$(8)	$70	NM

Equity in Earnings of Unconsolidated Affiliates

The increase in equity in earnings of unconsolidated affiliates in fiscal 2007 primarily reflected higher Visa International net income during fiscal 2007 compared to the prior fiscal year.

Interest Expense

The decrease in interest expense in fiscal 2007 primarily reflected lower accretion expense on the declining litigation balance in the Retailers’ Litigation matter. Interest expense is expected to increase in fiscal 2008 as a result of the American Express Litigation, for which accretion will be recorded beginning in October 2008. See Note 20—Legal Matters to the Visa U.S.A fiscal 2007 consolidated financial statements.

Investment Income, Net

The increase in investment income, net in fiscal 2007 primarily reflects an increase in interest income due to a shift in the Visa U.S.A.’s investment strategy from tax-exempt municipal bonds to higher yield fixed-income investment securities and to higher average investment balances during the year.

Income Taxes

Visa U.S.A.’s effective tax rate is a combination of federal and state statutory rates and allowable adjustments to taxable income. The effective tax rate in fiscal 2007 of 23% represented a tax benefit while the effective rate of 35% for the prior year represented a tax expense. The 23% effective tax rate benefit in fiscal 2007 resulted from the loss before income tax realized for the year. This benefit was less than would otherwise have been realized primarily as a result of an adjustment in a reserve related to litigation.

The components impacting the effective tax rate are:

	Fiscal Year
	2007		2006
	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
(Loss) income before income taxes and minority interest	$(1,387)		$722
Minority interest expense	5		16

U.S. federal statutory tax	(485)	35%	253	35%
State tax effect, net of federal benefit	(11)	1%	(11)	(2)%
Reserve for tax uncertainties related to litigation	180	(13)%	—	—
Non-deductible expenses and other differences	2	—%	15	3%
Minority interest—not subject to tax	(2)	—%	(6)	(1)%

Income Tax (Benefit) Expense	$(316)	23%	$251	35%

Visa U.S.A.’s fiscal 2007 statement of operations reflected a litigation provision of $2.7 billion associated with its outstanding and settled litigation. This provision primarily reflected the amount required to settle the American Express litigation and management’s liability estimate under the guidelines of SFAS No. 5 related to the Discover litigation and other matters. For tax purposes, the deduction related to these matters will be deferred until the payments are made and thus we established a deferred tax asset of $778 million related to these payments, which is net of a reserve to reflect Visa U.S.A.’s best estimate of the amount of the benefit to be realized.

Minority Interest

The decrease in minority interest for fiscal 2007 compared to the prior year reflects lower Inovant net income as a result of charges for severance and termination benefits related to Visa U.S.A.’s plans to outsource certain data processing and development support functions. See Note 16—Workforce Reduction to the Visa U.S.A. fiscal 2007 consolidated financial statements.

Fiscal 2006 compared to Fiscal 2005

Operating Revenues

Operating revenues were $3.0 billion and $2.7 billion in fiscal 2006 and fiscal 2005, respectively, reflecting an increase of $0.3 billion, or 11%. The increase in operating revenues was primarily driven by increases in service fees and data processing fees due to growth in payments volume and transactions, both of which increased 17% during fiscal 2006. In fiscal 2006, growth in consumer credit volume continued to favorably impact operating revenues, driven largely by Visa Signature, Visa U.S.A.’s premium credit platform, which generates higher fees. Operating revenues were also impacted by growth in debit volumes and transactions processed, reflecting the ongoing impact of certain member conversions to the debit Interlink platform.

	Fiscal Year		2006 vs. 2005
	2006	2005	$ Change	% Change
	(in millions, except percentages)
Service fees	$1,610	$1,447	$163	11%
Data processing fees	1,248	1,139	109	10%
Volume and support incentives	(588)	(524)	(64)	12%
International transaction fees	398	360	38	11%
Other revenues	280	243	37	15%

Total Operating Revenues	$2,948	$2,665	$283	11%

Service Fees

The increase in service fees in fiscal 2006 compared to fiscal 2005 of 11% was broadly in line with the growth in underlying payments volume exclusive of PIN-based debit volume, which increased $151.0 billion, or 15%, to $1.2 trillion in fiscal 2006, reflecting increased spending on all product platforms volumes. This increase was offset by a decrease in acceptance fees in fiscal 2006 primarily reflecting lower revenues of $36 million related to a merchant incentive program. The program collects fees from customers and the funds are intended to support various merchant programs designed to build payments volume and increase product acceptance. Beginning in fiscal 2006, the program was modified, requiring specific use of related revenues. Revenues related to the merchant incentive program were therefore deferred and recognized only when expended as designated for specific acceptance programs.

Data Processing Fees

Data processing fees increased 10% primarily due to a 17% increase in the number of transactions processed in fiscal 2006 as compared to fiscal 2005. The increase in transactions processed outpaced the increase in data processing fees in fiscal 2006 primarily due to higher volume-based discounts resulting from consolidations among financial institution customers. Despite solid growth in the mix of debit transactions during fiscal 2006, reflecting conversion of various member financial institutions to Interlink, Visa U.S.A.’s PIN-based debit platform, the impact of volume-based discounts across all product lines outpaced the impact of growth of debit transactions. Of the total data processing fees, $122 million and $121 million was earned from Visa International, Visa Canada and Visa Europe in fiscal 2006 and fiscal 2005, respectively.

Volume and Support Incentives

Growth of volume and support incentives in fiscal 2006 was primarily due to the execution of new agreements in support of Visa U.S.A. partnership programs with existing customers, and co-branding programs with existing customers and new merchants.

The net asset (liability) of volume and support incentives changed as follows:

2006
(in millions)
Beginning balance at October 1, 2005, net asset(1)	$110
Provision
Current year provision	(635)
Performance adjustments(2)	36
Contractual amendments(3)	11

Subtotal volume and support incentives	(588)

Payments	413

Ending balance at September 30, 2006, net liability(1)	$(65)

(1)

Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented on the face of the Visa U.S.A. fiscal 2007 consolidated financial statements.

(2)	Amount represents adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.
(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

International Transaction Fees

International transaction fees increased 11% while multi-currency payments volume increased 9% or $4.4 billion, in fiscal 2006 as compared to fiscal 2005. The increase in international transaction fees was higher than the growth in multi-currency payments volume due to the differential between foreign and domestic interchange rates.

Other Revenues

The increase in other revenues in fiscal 2006 primarily reflected:

•	revenue growth of $18 million for technology projects and services performed for Visa International, Visa Canada and Visa Europe; and

•	revenue growth of $12 million from the Visa Extras loyalty program. Visa Extras is a platform for enrolled Visa cardholders to earn reward points toward qualifying purchases.

Operating Expenses

Total operating expenses were unchanged at $2.2 billion for both fiscal 2006 and 2005, respectively. Visa U.S.A. reduced its total operating expenses as a percentage of total operating revenues to 75% in fiscal 2006 compared to 83% in fiscal 2005 due to more effective expense management and the absence of certain charges associated with Visa U.S.A.’s litigation provision expense recorded in fiscal 2005. The charge to litigation provision expense in fiscal 2005 was primarily related to the multi-currency matter that was subsequently settled in fiscal 2006. See Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements.

	Fiscal Year		2006 vs. 2005
	2006	2005	$ Change	% Change
	(in millions, except percentages)
Personnel	$671	$619	$52	8%
Network, EDP and communications	328	338	(10)	(3)%
Advertising, marketing and promotion	474	457	17	4%
Visa International fees	159	169	(10)	(6)%
Professional and consulting fees	291	273	18	7%
Administrative and other	272	224	48	21%
Litigation provision	23	132	(109)	(83)%

Total Operating Expenses	$2,218	$2,212	$6	0%

Personnel

The increase in personnel expense in fiscal 2006 reflected annual salary adjustments, which were broadly in line with inflation, and a 4% increase in the number of employees in support of various corporate initiatives at Visa U.S.A.

Network, EDP and Communications

The decrease in network, EDP and communications expense in fiscal 2006 primarily reflected a decrease in software expense of $9 million due to Visa U.S.A. lowering its threshold for capitalizing software from a unit cost greater than $25,000 or an aggregate purchase cost greater than $250,000 to a unit cost or aggregate purchase cost greater than $10,000.

Advertising, Marketing and Promotion

The increase in advertising, marketing and promotion expense in fiscal 2006 primarily reflected higher expenditures for Visa U.S.A.’s new brand mark and card design launch which began in January 2006 and its “Life Takes Visa” advertising campaign, launched in February 2006.

Visa International Fees

The decrease in Visa International fees in fiscal 2006 primarily reflected reductions in Visa U.S.A.’s percentage of worldwide payments volumes, as global emerging markets experienced higher payments volume growth rates than the more mature U.S. economy.

Professional and Consulting Fees

Professional and consulting fees increased in fiscal 2006 primarily due to professional contracting fees incurred to provide analysis and support for various programs and projects including product development and innovation, call center operations and global processing and system development. Additional expenses for accounting and auditing services were incurred in conjunction with Visa U.S.A.’s review of its internal controls over financial reporting, and additional legal fees were incurred to support ongoing litigation matters.

Administrative and Other

Administrative and other expense increased in fiscal 2006, primarily reflecting the following non-recurring expenses:

•	a $24 million charge to reimburse customers for production and issuance costs related to discontinued use of Visa-branded cards with the holographic magnetic stripe design;

•	a $13 million impairment charge for the net carrying value of an intangible asset associated with the patent and rights to market and distribute Mini Cards in the United States; and

•

an $11 million charge to reflect expenses for business objectives related to a litigation settlement in fiscal 2006. The settlement required Visa U.S.A. to either meet certain joint business objectives or make cash payments in lieu of the business objectives over five years. Because Visa U.S.A. expects to make these related cash payments without receiving future benefits, Visa U.S.A. charged the present value of the total payments to its consolidated statements of operations in fiscal 2006.

Litigation Provision

The decrease in the litigation provision in fiscal 2006 compared to the prior year was driven by the following:

•	absence of the litigation provision for the multi-currency matter of $94 million, which was charged in fiscal 2005 and settled in fiscal 2006;

•	downward adjustment of $16 million to the litigation provision reflecting the settlement of two matters in July 2006; and

•	an $11 million insurance recovery related to one of the matters settled in July 2006. The insurance recovery was received during the fourth fiscal quarter of fiscal 2006.

Total liabilities for legal matters changed as follows:

(in millions)
Balance at September 30, 2005	$1,208
Provision for legal matters	34
Insurance recovery	(11)
Interest accretion on settled matters	92
Payments on settled matters	(323)

Balance at September 30, 2006	$1,000

Other Income (Expense)

Other expense was $8 million in fiscal 2006 compared to other income of $3 million in fiscal 2005. The decrease in other income primarily reflected the absence of a non-recurring gain-on-sale of a joint venture interest in Vital Processing Services LLC, a financial transaction processor for acquirers and merchants, which occurred in fiscal 2005 and lower equity in earnings related to Visa U.S.A.’s ownership in Visa International.

	Fiscal Year		2006 vs. 2005
	2006	2005	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$13	$31	$(18)	(58)%
Interest expense	(89)	(109)	20	(18)%
Investment income, net	68	81	(13)	(16)%

Other (Expense) Income	$(8)	$3	$(11)	NM

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity in earnings of unconsolidated affiliates in fiscal 2006 primarily reflected lower Visa International net income and a decrease in Visa U.S.A.’s proportionate equity interest in Visa International earnings from the prior year, reflecting the fact that Visa U.S.A. comprised a lower percentage of total payments volume-based fees paid to Visa International. The decrease also reflected the absence of equity in earnings from Vital Processing Services LLC following the sale of Visa U.S.A.’s 50% equity interest in the joint venture during fiscal 2005.

Interest Expense

The decrease in interest expense in fiscal 2006 primarily reflected the absence of accretion expense on litigation for certain merchants who opted not to participate in the plaintiff’s class in the Retailers’ Litigation matter. These litigation matters were settled in the first six months of fiscal 2005. See Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements.

Investment Income, Net

The decrease in investment income, net in fiscal 2006 primarily reflected the absence of a $42 million gain on the sale of Visa U.S.A.’s 50% equity interest in Vital Processing Services LLC in fiscal 2005. The decrease was offset by higher earnings on fixed-income investment securities, due to higher average investment balances and higher market interest rates for current year periods compared to the prior year.

Income Taxes

Visa U.S.A.’s effective tax rate decreased to 35% in fiscal 2006 from 40% in fiscal 2005. The lower effective tax rate is primarily attributable to additional tax benefits granted by the state related to Visa U.S.A.’s tax filing methodology in fiscal 2006. The decrease also reflects the absence of a one-time remeasurement of deferred tax assets related to the adoption of a new state tax filing methodology, which occurred in 2005.

The components impacting the effective tax rate are:

	Fiscal
	2006		2005
	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
Income before income taxes, cumulative effect of accounting change and minority interest	$722		$606
Cumulative effect of accounting change, gross	—		(150)

Income before income taxes and minority interest	722		456

Minority interest expense	16		8

U.S. federal statutory tax	253	35%	160	35%
State tax effect, net of federal benefit	(11)	(2)%	21	5%
Non-deductible expenses and other differences	15	3%	5	1%

Minority interest—not subject to tax	(6)	(1)%	(3)	(1)%

Income Tax Expense	$251	35%	$183	40%

Minority Interest

In September 2005, Inovant, Inc. sold a 10% interest in Inovant to Visa Europe and a 6% interest to Visa International and its CEMEA region at a price equivalent to the founder’s cost, thereby reducing Visa U.S.A.’s ownership of Inovant from 85% to 69%. This increase in third party ownership had a full year impact in fiscal 2006 resulting in increased minority interest expense.

Liquidity and Capital Resources

Visa U.S.A. maintains comprehensive cash flow forecasts to project Visa U.S.A.’s short-term and long-term liquidity needs, and maintains controls and governance over spending and investment decisions. Visa U.S.A.’s corporate investment policy was approved by its board of directors and Visa U.S.A.’s Asset and Liability Committee oversees Visa U.S.A.’s treasury activity.

Visa U.S.A. requires capital resources and liquidity to:

•	enable uninterrupted settlement of debit transactions;

•	fund development of new technology, payment products and services;

•	fund payment obligations under volume and support incentives;

•	finance capital expenditures and future investments;

•	service the payments of principal and interest on outstanding indebtedness; and

•	pay the costs of litigation, including settlements.

The objectives of Visa U.S.A.’s investment policy are to maintain integrity of principal, to provide adequate liquidity to cover settlement contingency scenarios and operating expenditures, including payments of principal and interest on its outstanding debt, inclusive of settled litigation, and to optimize investment income earned within acceptable risk criteria.

Settlement of certain debit transactions due from customers participating in the Debit Processing Service and due to payment networks represents Visa U.S.A.’s most consistent liquidity requirement. These settlement receivables are generally collected on the business day following the day in which the transactions were processed, and settlement payables are typically satisfied two days following the processing day. Visa U.S.A. maintains a liquidity position sufficient to enable uninterrupted daily net debit settlement. During fiscal 2007, Visa U.S.A. funded average daily net settlement payable balances of $62 million, with the highest daily balance being $188 million. During fiscal 2006, Visa U.S.A. funded average daily net settlement payable balances of $62 million, with the highest daily balance being $221 million. Visa International is Visa U.S.A.’s settlement agent for credit and all other debit transactions.

Sources of Liquidity

Visa U.S.A.’s primary sources of liquidity are cash on hand, cash provided by operating activities and a fixed-income investment portfolio. Funds from operations are maintained in cash and cash equivalents, short-term available-for-sale investment securities, or long-term available-for-sale investment securities based on Visa U.S.A.’s estimates of when those funds will be needed. At September 30, 2007, September 30, 2006 and September 30, 2005, Visa U.S.A.’s total liquid assets, consisting of cash and cash equivalents, short-term investment securities, and long-term investment securities, were $1.8 billion, $1.4 billion and $1.1 billion, respectively, as reflected in the following table:

	At September 30,
	2007	2006	2005
	(in millions)
Cash and cash equivalents	$275	$270	$135
Short-term investments securities, available-for-sale	747	660	681
Total current assets	2,507	1,594	1,478
Long-term investments securities, available-for-sale	737	515	319
Total current liabilities	3,282	1,393	1,325
Current portion of long-term debt	41	32	32
Long-term debt	—	41	74
Current portion of accrued litigation	2,236	216	197
Long-term portion of accrued litigation	1,446	784	1,010
Total (deficit) equity	(501)	583	126
Working capital	(775)	201	153

On November 1, 2007, Visa Inc., Visa U.S.A. and Visa International entered into an agreement with American Express to resolve all current litigation between American Express and Visa U.S.A. and Visa International, and the related litigation between American Express and five co-defendant banks. Under the settlement agreement, an initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from Visa Inc. and $185 million from the five co-defendant banks. Beginning March 31, 2008, Visa Inc. will pay American Express an additional amount of up to $70 million per quarter for 16 quarters, for a maximum total of $1.12 billion. Total future payments discounted at 4.72% over the payment term, or

$1.9 billion, are reflected in the litigation provision on Visa U.S.A.’s consolidated statements of operations for fiscal 2007 and in current and long-term accrued litigation on its consolidated balance sheet at September 30, 2007. Visa Inc. expects to fund future payments under the American Express settlement under its retrospective responsibility plan. The plan includes an escrow arrangement in which Visa Inc. will deposit a portion of the expected proceeds from an initial public offering, as determined by the Visa Inc. litigation committee (a committee established pursuant to a litigation management agreement among Visa Inc., Visa International, Visa U.S.A. and the members of the committee, all of whom are affiliated with, or acting for, certain Visa U.S.A. members), into an escrow account from which settlements of, or judgments in, covered litigation will be payable. The plan also includes a loss sharing agreement in which Visa U.S.A. members that are parties to the agreement are responsible for covered litigation in proportion to the member’s ownership percentage, as calculated in accordance with Visa U.S.A.’s certificate of incorporation. This plan includes multi-step mechanisms to fund financial obligations of Visa U.S.A. and Visa International related to certain litigation, including the American Express litigation covered by this settlement agreement. See “Business—Retrospective Responsibility Plan.”

Visa U.S.A. has an uncommitted credit facility with Visa International whereby Visa U.S.A. or Visa International may provide each other short-term financing with a maximum term of five business days. Neither Visa U.S.A. nor Visa International has the obligation to lend to or to borrow from the other company. There were no outstanding balances at September 30, 2007 or September 30, 2006 under this arrangement.

In July 2006, Visa U.S.A.’s board of directors approved a plan to build a new data center on the east coast of the United States at an estimated cost of $397 million, which Visa U.S.A. plans to fund with its existing liquid assets and projected cash flows. Visa U.S.A. completed the land purchase and began construction in fiscal 2007; construction is expected to continue through fiscal 2010. Upon completion, Visa U.S.A. will migrate its current east coast data center to this new facility. Visa U.S.A. assesses the estimated cost to build the new data center on a regular basis and the corresponding liquidity required during each stage of the building process. In March 2007, Visa U.S.A. executed two performance bond agreements with the county in which the east coast data center will be constructed to provide assurance that land development and construction will be completed as planned. The bonds have a total value of $2 million and become due in the event that land development and construction are not completed as planned. At September 30, 2007, Visa U.S.A. had remaining committed obligations of $186 million related to the new data center.

Visa U.S.A. had negative working capital at September 30, 2007, primarily due to the financial statement impact of the American Express litigation. See Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements. Visa U.S.A. believes its existing liquid assets and projected cash flows will be sufficient to fund its business operations, working capital requirements, capital expenditures, future strategic developments and other commitments during fiscal 2008. Visa U.S.A. anticipates that future increases in its operating cash flows from new acceptance fees initiated in April 2007 will be offset by obligations assumed in connection with the retirement of two restricted liability programs. See Note 19—Commitments and Contingencies to the Visa U.S.A. fiscal 2007 consolidated financial statements. Visa U.S.A.’s ability to maintain these levels of liquidity could be adversely affected by several factors described under “Risk Factors,” including the adverse outcome of any of the legal or regulatory proceedings to which Visa U.S.A. is a party. As part of Visa Inc., Visa U.S.A. will continue to assess its liquidity position and potential sources of supplemental liquidity in view of its operating performance and other relevant circumstances.

Visa U.S.A. has certain off-balance sheet commitments and contingencies that may have significant future cash requirements. See “Off-Balance Sheet Arrangements and Contractual Obligations” and Note 12—Pension, Postretirement and Other Benefits, Note 14—Debt, Note 19—Commitments and Contingencies and Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements.

Cash Flow Data

	Fiscal
	2007	2006	2005
	(in millions)
Net cash provided by operating activities	$505	$434	$481
Net cash used in investing activities	(463)	(263)	(473)
Net cash used in financing activities	(37)	(36)	(46)

Increase (decrease) in cash and cash equivalents	$5	$135	$(38)

Operating Activities

Net cash provided by operating activities increased $71 million in fiscal 2007 compared to the prior year. The increase primarily reflected the absence of a substantial program payment in connection with Visa U.S.A.’s Visa Check card program in the prior year. See Note 13—Restricted Assets and Liabilities to the Visa U.S.A. fiscal 2007 consolidated financial statements. The increase also reflects higher non-cash accruals for accrued compensation and benefits.

Net cash provided by operating activities decreased $47 million during fiscal 2006, primarily due to payments on litigation matters largely accrued for in fiscal 2005 but settled and paid for in fiscal 2006. In addition, lower levels of accounts payable and accrued liabilities in fiscal 2006 compared to fiscal 2005 contributed to the decrease in cash provided by operating activities. These decreases were offset by increases in the liability position of volume and support incentives and higher net income, adjusted for non-cash items.

Investing Activities

The increase in net cash used in investing activities in fiscal 2007 is primarily driven by facilities and equipment purchases related to the new data center discussed above. In addition, investment securities purchasing activity, net of sales and maturities, was higher during fiscal 2007.

The decrease in net cash used in investing activities in fiscal 2006 from fiscal 2005 primarily reflects fewer funds available for the purchase of investment securities as a result of one-time litigation settlements, including the multi-currency matter.

Financing Activities

Net cash used in financing activities during fiscal 2007, 2006 and 2005 primarily reflects scheduled quarterly payments on Visa U.S.A.’s series A senior secured notes due December 2007 and series B senior secured notes due December 2012. See Note 14 – Debt to the Visa U.S.A. fiscal 2007 consolidated financial statements. Cash requirements remained stable as the outstanding debt decreased during fiscal 2007, 2006 and 2005.

Off-Balance Sheet Arrangements

Under Visa U.S.A.’s bylaws in effect prior to the reorganization, Visa U.S.A. indemnified issuing and acquiring customers for settlement losses suffered by reason of the failure of any other issuing and acquiring customer to honor drafts, travelers cheques, or other instruments processed in accordance with its operating regulations. Visa International is Visa U.S.A.’s settlement agent. Visa U.S.A. partially indemnifies Visa International from losses due to the failure of a member. The term and the amount of the indemnity is not limited. Visa U.S.A. is responsible for losses up to $1.0 million plus .003% of Visa U.S.A.’s payments volume, excluding Interlink, for the year preceding the loss, or approximately $40 million in fiscal 2007. Currently settlement is guaranteed by members through the indemnification provisions in the bylaws of Visa U.S.A. and Visa

International and through separate member agreements with the individual members. Upon the closing of an initial public offering, members will no longer indemnify Visa for settlement obligations other than their own settlement obligations and those of certain other participants in the system sponsored by the member.

In conjunction with Visa U.S.A.’s purchase of Inovant, Inc. from Visa International on January 1, 2003, Visa U.S.A. agreed to indemnify Visa International in the event of future tax liability in connection with an adverse determination by a taxing authority resulting from the sale of stock of Inovant, Inc. The indemnification is effective for 10 years and extends through 30 years or the statute of limitation in the event of a tax extension for the year of the stock repurchase. The maximum probability-weighted liability is considered immaterial and no liability has been accrued for this obligation.

Visa U.S.A. has no special purpose entities or off-balance sheet debt, other than operating leases and purchase order commitments entered into in the ordinary course of business and reflected in the contractual obligations table below.

Contractual Obligations

Visa U.S.A.’s contractual commitments will have an impact on its future liquidity. The contractual obligations identified in the table below include both on-and off-balance sheet transactions that represent material expected or contractually committed future obligations at the end of fiscal 2007. Visa U.S.A. believes that it will be able to fund these obligations through cash generated from operations and its existing cash balances.

Payments due by period	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase orders(1)	$529	$37	$8	$—	$574
Operating leases(2)	9	15	6	—	30
Equipment and licenses(2)	22	24	1	—	47
Capital leases(3)	4	—	—	—	4
Volume and support incentives(4):
Financial institutions	459	887	578	347	2,271
Merchant	288	499	463	274	1,524
Sponsorships(5)	18	24	3	—	45
Litigation payments(6)	1,566	980	750	—	3,296
Debt(7)	42	—	—	—	42

Total	$2,937	$2,466	$1,809	$621	$7,833

(1)	Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased and fixed, minimum or variable price provisions and the approximate timing of the transaction.
(2)	Visa U.S.A. leases certain premises such as its data centers, certain regional offices and equipment under non-cancelable operating leases with varying expiration dates.
(3)	Visa U.S.A. entered into a capital lease for certain computer equipment in fiscal 2005. Visa U.S.A. is financing the acquisition of the underlying assets through the leases and accordingly they are recorded on Visa U.S.A.’s consolidated financial statements.
(4)	Visa U.S.A. generally has non-cancelable agreements with financial institutions and merchants for various programs designed to build payments volume and increase payment product acceptance. These agreements, which range in term from one to 13 years, provide card issuance, marketing and program support based on specific performance requirements.
(5)	Visa U.S.A. is a party to long-term contractual sponsorship agreements ranging from approximately 3 to 6 years. These contracts are designed to help Visa U.S.A. increase Visa-branded card usage and payments volumes. Over the life of these contracts, Visa U.S.A. is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa U.S.A. has an obligation to spend certain minimum amounts for advertising and marketing promotion over the contract terms. Visa U.S.A.’s maximum advertising and marketing commitment through June 2013 is $85.9 million.
(6)	Represents amounts due in accordance with settlement agreements in the Retailers’ Litigation, American Express Litigation and other litigation settlements.
(7)	Represents payments on Visa U.S.A.’s series A and series B senior secured notes.

See Note 14—Debt, Note 19—Commitments and Contingencies and Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements.

Visa U.S.A. also has obligations with respect to its pension and postretirement benefit plans, and other incentive plans. See Note 12—Pension, Postretirement and Other Benefits to the Visa U.S.A. fiscal 2007 consolidated financial statements.

Related Parties

Prior to the closing of the reorganization during October 2007, Visa U.S.A. conducted business as a non-stock, non-assessable membership corporation. The principal members of Visa U.S.A. were approximately 1,600 financial institutions that participated directly in Visa U.S.A.’s payment programs. In addition, there were approximately 11,700 associate and participant members that participated in Visa U.S.A.’s payment programs through one or more principal members.

At September 30, 2007, Visa U.S.A.’s board of directors was comprised of ex-officio directors, individuals who were also officers of various member financial institutions that are also Visa U.S.A.’s customers and independent directors. Visa U.S.A. generated total operating revenues of approximately $903 million, $808 million and $884 million from financial institutions with officers that also served on its board of directors in fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, 2006 and 2005, a significant portion of Visa U.S.A.’s operating revenues were generated from one customer with an officer that also served on the board of directors. Operating revenues from this customer were $454 million or 13%, $408 million or 14%, and $345 million or 13% of Visa U.S.A.’s total operating revenues in fiscal 2007, 2006 and 2005, respectively. Additionally, operating revenues generated from a customer which did not have an officer on the board were $384 million, or 11% in fiscal 2007. No other customer accounted for 10% or more of Visa U.S.A.’s total operating revenues in fiscal 2007, 2006 and 2005. See Note 18—Related Parties to the Visa U.S.A. fiscal 2007 consolidated financial statements. The loss of these customers could adversely impact Visa U.S.A.’s operating revenues and operating income.

Critical Accounting Estimates

Visa U.S.A.’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2—Significant Accounting Policies to the Visa U.S.A. fiscal 2007 consolidated financial statements describes the significant accounting policies and methods used in the preparation of Visa U.S.A.’s consolidated financial statements. Visa U.S.A. has established policies and control procedures to seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. The following is a brief description of Visa U.S.A.’s current accounting policies involving significant management judgment.

Management believes that the following accounting estimates are the most critical to fully understand and evaluate Visa U.S.A.’s reported financial results, as they require management’s most subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
Revenue Recognition

Visa U.S.A. enters into incentive agreements with financial institution customers, merchants and other business partners to build payments volume and increase product acceptance. Certain volume and support incentives are based on performance targets and are accrued based upon estimates of future performance. Other incentives are fixed payments and are deferred and amortized over the period of benefit.	Volume and support incentives require significant management estimates. Estimation of volume and support incentives relies on forecasts of payments volume, estimates of card issuance and conversion. Performance is estimated by using financial institution customer reported information, transactional information accumulated from our systems, historical information and discussions with Visa U.S.A.’s customers.	If the customers’ actual performance is not consistent with Visa U.S.A.’s estimates, revenue discounts and incentives which are recorded as a reduction of revenue, including volume and support incentives, may be materially different than initially recorded. For fiscal 2007, performance adjustments to Visa U.S.A.’s volume and support accruals increased operating revenues by 2.0% due to slower growth in payments volume by Visa U.S.A. customers. For fiscal 2006 and 2005, performance adjustments increased operating revenues by 1.2% and 0.2%, respectively.
Pension

Pension assumptions are significant inputs to actuarial models that measure pension benefit obligations and related effects on operations. Two critical assumptions—discount rate and expected return on assets—are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan basis. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors, and in accordance with U.S. GAAP, the impact of these differences are accumulated and amortized over future periods.

Visa U.S.A.’s discount rate is based

To reflect market interest rate conditions in calculating the projected benefit obligation, the pension discount rate was decreased from 6.2% at June 30, 2006 to 6.0% at September 30, 2007.

An expected rate of return of 7.5% was utilized at both June 30, 2007 and 2006.

A 25 basis point decrease or increase in the discount rate would increase or decrease annual pension expense, respectively, by $4.3 million.

A 25 basis point decrease or increase in the expected return on assets would increase or decrease annual pension expense, respectively, by $1.2 million.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

on matching the duration of corporate bond pools to the expected pension payment stream. The discount rate enables Visa U.S.A. to calculate the present value of the expected future cash flows on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense.

The expected rate of return on plan assets is based on current and expected asset allocation, as well as the long-term historical risks and returns associated with each asset class within the plan portfolio. A lower expected rate of return on plan assets increases pension cost.

Legal Matters

Visa U.S.A. is a party to legal proceedings with respect to a variety of matters, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Except as described in Note 20—Legal Matters to the Visa U.S.A. fiscal 2007 consolidated financial statements, Visa U.S.A. does not believe that any legal proceeding to which Visa U.S.A. is a party would have a material adverse impact on Visa U.S.A.’s business.

Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.

	Visa U.S.A. evaluates the likelihood of a potential loss from any claim or legal proceedings to which Visa U.S.A. is party in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). Visa U.S.A. records a liability in its consolidated financial statements for claims and legal and regulatory proceedings when a loss is known or considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Visa U.S.A.’s judgments are subjective based on the status of the legal or regulatory proceedings, the merits of Visa U.S.A.’s defenses and consultation with in-house and outside legal counsel.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which Visa U.S.A. operates, its judgments may be materially different than the actual outcomes, which could have material adverse affects on Visa U.S.A.’s business, financial condition and results of operations.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

Credit and Debit Settlement Guarantee

Subject to Visa U.S.A.’s bylaws and operating regulations, Visa U.S.A. indemnifies issuing and acquiring members for settlement losses suffered by reason of the failure of any other member to honor credit and debit drafts, travelers cheques, or other instruments processed in accordance with Visa U.S.A.’s operating regulations. The fair value of the associated settlement risk guarantee is based on estimates.

Note 19—Commitments and Contingencies to the Visa U.S.A. fiscal 2007 consolidated financial statements describes the methodology Visa U.S.A. uses to estimate Visa U.S.A.’s liability for this guarantee.

Management estimates on a quarterly basis the value of the guarantee by applying the following formula:

Settlement Risk Guarantee = Total Exposure multiplied by Failure Probability multiplied by Loss upon Failure

Total exposure represents the average number of days to settle multiplied by the average daily transaction volume. Failure probability represents the probability of failure by individual financial institution customers based on assessed credit ratings. Loss upon failure represents the actual loss expected to be incurred in the event that a financial institution fails. For fiscal 2007, management’s internal estimates used in the above calculation were:

Total Exposure = $14.8 billion Weighted Average Failure Probability = 0.006% Loss upon Failure = 45%

The most critical assumption in estimating the settlement risk guarantee liability is the weighted average failure probability. Visa U.S.A. establishes this estimate by using actual loss history for the previous ten-year period and third party ratings of creditworthiness for Visa U.S.A. members.

Visa U.S.A.’s estimate of total exposure changes period to period as a result of movement in overall volume of settlement transactions. Visa U.S.A.’s estimate of the weighted average failure probability changes as a result of changes in its assessment of the creditworthiness of Visa U.S.A. financial institution customers. Visa U.S.A.’s estimate of loss upon failure changes based on the U.S. bank standard for losses on commercial lending.

A 25% increase in any of the assumptions used in the calculation of the settlement risk guarantee will have an immaterial impact on the liability recorded. However, if Visa U.S.A. experiences a significant increase in loss occurrences or significant actual losses occur in the future under this guarantee the impact to the estimated loss upon failure assumption could result in an increase to the obligation under the settlement risk guarantee that could be material to the consolidated financial statements. If the weighted average failure probability doubled, Visa U.S.A.’s estimated liability would increase by less than $1 million at September 30, 2007.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

Income Taxes

In calculating its effective tax rate Visa U.S.A. makes judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

Visa U.S.A. has various tax filing positions, with regard to the timing and amount of deductions and credits, the establishment of reserves for audit matters and the allocation of income among various tax jurisdictions.

Visa U.S.A. has procedures to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

Although Visa U.S.A. believes that its estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities, including Visa U.S.A.’s tax benefit of $778 million associated with the settlement of the American Express litigation and the recognition of a liability under the guidelines of SFAS No. 5 related to the Discover litigation and other matters. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded and we were unable to realize this benefit, it could have a material and adverse effect on our financial results and cash flows.

Seasonality

Visa U.S.A. does not experience a pronounced seasonality in its business. No individual quarter of fiscal 2007, fiscal 2006 or fiscal 2005 has historically accounted for more than 30% of annual revenue.

Impact of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Visa U.S.A. expects the adoption of FIN 48 on October 1, 2007 will result in an increase to accumulated net income of approximately $6.3 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Visa U.S.A. is in the process of determining the effect, if any, of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (SFAS 158), which amends FASB issued Statement No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and FASB issued Statement No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106) to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. In addition, SFAS 158 requires that the measurement date, the date at which the benefit obligation and plan assets are measured, be the company’s fiscal year end. Visa U.S.A. adopted the recognition provision of SFAS 158 at September 30, 2007.

Visa U.S.A. adopted the measurement date provisions of SFAS 158 at October 1, 2006, using the 15-month approach. Under this approach, Visa U.S.A. recorded an additional 3 months of net periodic benefit cost covering the period between the previous measurement date of June 30, 2006 and September 30, 2006. The benefit expense of $8.7 million, net of tax, was recorded as a reduction to beginning accumulated net (loss) income at October 1, 2006.

The effects to Visa U.S.A. of applying the recognition and measurement-date provision of SFAS 158 on individual line items in Visa U.S.A.’s consolidated balance sheet at September 30, 2007 are as follows:

	Prior to application of SFAS 158	SFAS 158 application adjustments	After application of SFAS 158
	(in thousands)
Current portion of deferred tax assets	$794,925	$88	$795,013
Deferred tax assets	464,286	6,340	470,626
Total assets	4,383,689	6,428	4,390,117
Accrued compensation and benefits	240,079	4,235	244,314
Other liabilities	107,512	17,516	125,028
Total liabilities	4,831,083	21,751	4,852,834
Minority interest	42,928	(4,318)	38,610
Accumulated net loss	(492,323)	(8,676)	(500,999)
Accumulated other comprehensive income (loss)	2,001	(2,329)	(328)
Total deficit	(490,322)	(11,005)	(501,327)
Total liabilities, minority interest, and equity	4,383,689	6,428	4,390,117

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115” (SFAS 159). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years that begin after November 15, 2007. Visa U.S.A. is in the process of determining the effect, if any, of adopting SFAS 159 on its consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from changes in market rates and market prices. Visa U.S.A. is exposed to two significant market risks that could affect its business including: changes in interest rates and equity prices. Visa U.S.A. does not hold or enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

A significant portion of Visa U.S.A.’s investment portfolio assets is held in fixed-income securities. These assets are reflected as cash equivalents, short-term available-for-sale investments and long-term available-for-sale investments. Visa U.S.A. does not consider its cash and cash equivalents or its auction rate securities to be subject to significant market risks from a fair value perspective, as amounts consist of liquid investments with original maturities or repricing characteristics of three months or less. The fair value balances of Visa U.S.A.’s short-term and long-term available-for-sale investments at September 30, 2007 and September 30, 2006 include:

	September 30,
	2007	2006
	(in millions, except percentages)
Government-sponsored entities	1,274	895
Tax-exempt municipal bonds	9	249

Total	$1,283	$1,144

Percentage of Total Assets	29%	39%

Visa U.S.A. manages its exposure to interest rate risk by investing primarily in rate-adjustable, or short-term securities, and a modest amount of fixed rate government agency securities to support longer term obligations. However, Visa U.S.A.’s efforts do not provide complete assurance that it will be protected from interest rate fluctuations. A sharp rise in interest rates could have a significant impact on the fair value of Visa U.S.A.’s investment portfolio.

A hypothetical 100 basis point increase or decrease in interest rates would impact the fair value of the investment portfolio by approximately $7 million or $2 million, respectively, at September 30, 2007 and approximately $12 million and $6 million, respectively, at September 30, 2006.

Equity Price Risk

Visa U.S.A. owns equity securities which are selected to offset obligations in connection with Visa U.S.A.’s long-term incentive and deferred compensation plans. Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations. Gains and losses experienced on these equity investments are offset by increases or reductions in personnel expense, respectively. The effect of a hypothetical 10% change in market value would have increased or decreased unrealized losses and personnel expense, respectively, by $5 million for fiscal 2007 and fiscal 2006.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
VISA INC.

At September 30, 2007
Report of Independent Registered Public Accounting Firm	100
Balance Sheet	101
Notes to Balance Sheet	102

VISA U.S.A. INC.

At September 30, 2007 and September 30, 2006 and for the years ended September 30, 2007, 2006 and 2005.

Report of Independent Registered Public Accounting Firm	109
Consolidated Balance Sheets	110
Consolidated Statements of Operations	111
Consolidated Statements of Changes in Equity (Deficit)	112
Consolidated Statements of Comprehensive Income	112
Consolidated Statements of Cash Flows	113
Notes to Consolidated Financial Statements	114

Report of Independent Registered Public Accounting Firm

The Board of Directors

Visa Inc. and Subsidiaries:

We have audited the accompanying balance sheet of Visa Inc. as of September 30, 2007. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Visa Inc. as of September 30, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

December 19, 2007

Visa Inc.

(a wholly owned subsidiary of Visa International Services Association)

Balance Sheet

At September 30, 2007

(in dollars)

September 30, 2007
Assets
Total Assets	$—

Liabilities and Stockholder’s Equity
Total Liabilities	$—

Stockholder’s Equity
Common stock, $0.0001 par value, 100 shares authorized, issued, and outstanding	—
Additional paid-in capital	2,001
Stockholder subscription receivable	(1)
Accumulated deficit	(2,000)

Total Stockholder’s Equity	—

Total Liabilities and Stockholder’s Equity	$—

See accompanying notes to the balance sheet.

Visa Inc.

(a wholly owned subsidiary of Visa International Services Association)

Notes to Balance Sheet

1.	Formation and Basis of Presentation

Visa Inc. (the “Company”) was incorporated in Delaware on May 25, 2007 as a wholly owned subsidiary of Visa International Service Association (the “Parent” or “Visa International”). The Company was established to facilitate the proposed reorganization of Visa set forth in the Global Restructuring Agreement dated June 15, 2007, as amended and restated on August 24, 2007 (“GRA”), between Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International, Visa Europe Limited (“Visa Europe”), Visa Canada Inc. (“Visa Canada”) and other Visa affiliates. At September 30, 2007, the Company was a shell entity, and as such, did not have significant operations. Consequently, the Company has omitted the statements of operations, cash flows and stockholders’ equity.

2.	Summary of Significant Accounting Policies

Subscription receivable – Amounts receivable from Visa International associated with issuance of Visa Inc. stock are accounted for as contra-equity. These amounts are assessed for collectibility by the Company at each balance sheet date.

Organization costs – Costs of incorporation were paid by the Parent. These costs have been pushed down to Visa Inc. as an expense of the Company (which is included in Accumulated Deficit in the accompanying balance sheet) with a corresponding credit to contributed (paid-in) capital in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin Topic 5.T.

3.	Stockholder’s Equity

At September 30, 2007, there are 100 shares of common stock, par value $0.0001 per share, authorized, issued and outstanding. All shares are held by the Parent.

At September 30, 2007, the Company has a note receivable from the Parent for $1, which is presented as a reduction of stockholder’s equity until it is paid by the Parent.

4.	Global Restructuring Agreement

On June 15, 2007, the boards of directors of Visa U.S.A., Visa International, Visa Canada and Visa Europe approved the GRA, an agreement that contemplates a series of transactions through which Visa U.S.A., Visa International, Visa Canada and Inovant will become direct or indirect subsidiaries of the Company. The GRA contemplates that Visa Europe will not become a subsidiary of Visa Inc. Visa Europe will enter into a series of contractual relationships that will govern its relationship and will become a stockholder of Visa Inc. To effectuate the reorganization discussed above, the Company anticipates authorizing and issuing several classes of stock to the financial institution members of Visa U.S.A., to eligible financial institution members of Visa International (affiliated with the Visa Asia Pacific (“Visa AP”), Visa Latin America Caribbean (“Visa LAC”) and Visa Central and Eastern Europe, Middle East and Africa regions (“Visa CEMEA”), to the shareholders of Visa Canada and to financial institution members of Visa Europe, as follows (in whole numbers):

Class or Series	Par Value	To Be Authorized	To Be Issued in the Proposed Reorganization
Preferred stock	$0.0001	25,000,000

Common stock
Class A	$0.0001	2,001,622,245,209
Class B	$0.0001	622,245,209
Class C (series I)	$0.0001	813,582,801
Class C (series II)	$0.0001	38,582,801

Class or Series	Par Value	To Be Authorized	To Be Issued in the Proposed Reorganization
Class C (series III)	$0.0001	64,000,000
Class C (series IV)	$0.0001	1,000,000

Regional classes and series of common stock
Class USA	$0.0001	622,245,209	426,390,481
Class EU (series I)	$0.0001	64,000,000	62,213,201
Class EU (series II)	$0.0001	38,582,801	27,904,464
Class EU (series III)	$0.0001	1,000,000	549,587
Class Canada	$0.0001	25,000,000	22,034,685
Class AP	$0.0001	130,000,000	119,100,481
Class LAC	$0.0001	90,000,000	80,137,915
Class CEMEA	$0.0001	42,000,000	36,749,698

		2,004,199,484,030	775,080,512

In order to reflect relative actual performance, the initial allocation of the Company’s regional classes and series of common stock is subject to subsequent conversion and reallocation, which is referred to as the true-up, based on each participating region’s relative under- or over-achievement of its net revenue targets during a measurement period, consisting of the four-quarter period ending with (and including) the latest quarter for which financial statements are included in a registration statement in connection with an initial public offering of the Company’s class A common stock on the date it is declared effective by the SEC. As a result of the true-up, each of the regional classes and series of common stock will be converted into class C common stock or, in the case of the class USA common stock, class B common stock prior to an initial public offering of the Company’s class A common stock. The shares held by Visa Europe are not subject to true-up.

The stock set forth above is also subject to various redemption and conversion provisions, all of which are contingent upon an initial public offering of the Company, among other things.

Put-Call Option Agreement on Visa Europe Shares

As part of the GRA, the Company agreed to enter into a put-call option agreement with Visa Europe. Under this agreement, the Company will grant Visa Europe a put option under which the Company is obligated to purchase from the members of Visa Europe all of the share capital of Visa Europe at any time following the first anniversary of a successful completion of an initial public offering or 605 days after the closing date of the reorganization, which is May 28, 2009. Upon exercise of the put option, the Company will be required to repurchase the shares of Visa Europe no later than 285 days after such exercise.

Further, under the call option, the Company will be entitled to purchase all of the share capital of Visa Europe from its members at any time following certain triggering dates. A triggering event will occur if: (A) there is a 25% or greater decline in the number of merchants and a 45% or greater decline in the number of automated teller machines in Visa Europe’s region that accept Visa branded products; (B) such rate of decline in each case is at least twice as much as both: (i) the average rate of decline in the number of merchants and ATMs in the Visa Europe region that accept general payment cards and (ii) the average rate of decline in acceptance, if any, in the number of merchants and ATMs outside of Visa Europe’s region that accept Visa branded cards; and (C) Visa Europe has failed to deliver and implement a remediation plan within six months of the occurrence of such events.

The price per share at which both the call and put option are exercisable is calculated using a formula principally based on Visa Europe’s projected financial performance, identified synergies expected to be realized upon combination of the entities and the Company’s price-to-earnings ratio.

On the date of the reorganization, the fair value of the put option is required to be recorded as a long-term liability in the Company’s financial statements. Thereafter, this liability will be carried at fair value with changes in fair value included in the statement of operations similar to the treatment required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and reclassified as a short-term liability when it becomes exercisable within one year.

5.	Subsequent Events

(i)	October 2007 Reorganization

In October 2007, the Company completed the series of transactions under the GRA, as detailed in Note 4, Global Restructuring Agreement, in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions and entered into a set of contractual arrangements with the Company in connection with the reorganization.

The reorganization was accounted for using the purchase method of accounting under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” with Visa U.S.A. deemed to be the accounting acquirer of Visa Canada and the remaining ownership interest in Visa International and Inovant not previously held (the “acquired interests”). The net assets underlying the acquired interests were recorded at fair value at the reorganization date with the excess purchase price over this value attributed to goodwill.

In the reorganization, the Company issued different classes and series of common stock reflecting the different rights and obligations of Visa financial institution members and Visa Europe based on the geographic region in which they are located. In addition to the common stock, the Company provided other consideration to Visa Europe in exchange for its ownership interest in Visa International and Inovant.

The Company believes that the reorganization will allow it to more effectively respond to industry dynamics and enhance the Company’s ability to compete.

At the time of the reorganization, the allocation of the Company’s common stock to each of Visa AP, Visa CEMEA, Visa LAC, and Visa Canada (collectively the “acquired regions”) and Visa U.S.A. (collectively the “participating regions”) was based on each entity’s relative contribution to the Company’s projected net income estimated for fiscal 2008, after giving effect to negotiated adjustments. The allocation of Company common stock and other consideration conveyed to Visa Europe in exchange for its membership interest in Visa International and its ownership interest in Inovant was determined based on the fair value of each element exchanged in the reorganization.

Purchase Consideration

Total purchase consideration of approximately $17.3 billion was exchanged for the acquired interests. The consideration was comprised of the following:

(in millions)
Visa Inc. common stock	$16,785
Visa Europe put option	346
Liability under framework agreement	132

Total Purchase Consideration	$17,263

Visa Inc. Common Stock Issued in Exchange for the Acquired Regions

The value of the purchase consideration conveyed to each of the member groups of the acquired regions was determined by valuing the underlying businesses contributed by each, after giving effect to negotiated adjustments. The value of the purchase consideration, consisting of all outstanding shares of class Canada, class AP, class LAC, and class CEMEA common stock, was measured at June 15, 2007, (the “measurement date”) the date at which all parties entered into the reorganization agreement, and was determined to have a fair value of approximately $12.6 billion. The Company utilized two valuation methodologies to calculate the value of the contributed businesses, an analysis of comparable companies and a discounted cash flow analysis. Under the comparable company analysis, the Company evaluated publicly traded companies with similar industry, business model and financial profiles. The most comparable company identified and, therefore, the most significant input into this analysis was MasterCard. Under the discounted cash flow analysis, the Company applied discount rates and terminal values to the projected cash flows of the acquired regions.

Visa Inc. Common Stock Issued to Visa Europe

Visa Europe remained a separate entity owned and governed by its European member banks. Under the terms of the reorganization, Visa Europe exchanged its membership interest in Visa International and ownership in Inovant for a put-call option agreement and a framework agreement (as described below) and the following consideration:

•

An 8.1% ownership interest in the form of all outstanding class EU (series I) and class EU (series III) common stock. The Company determined the fair value of this stock to be approximately $3.1 billion at the measurement date based on its relative value when compared to the value of the purchase consideration provided to the acquired regions in exchange for their historical membership interest in Visa International and ownership interest in Visa Canada.

•

A 3.6% ownership interest in the form of all outstanding class EU (series II) common stock. This stock is redeemable by Visa Inc. at any time after the later of an initial public offering or October 10, 2008 at a price of $1.146 billion adjusted for dividends and certain other adjustments. Visa Europe also has the option to require the Company to redeem the class C (series II) common stock at any time after the later of the consummation of an initial public offering or December 4, 2008. The Company determined the fair value of this stock to be approximately $1.104 billion at the reorganization date by discounting the redemption price using a risk-free rate based on the probability and timing of the successful completion of an initial public offering as this event will trigger the redemption feature of this stock.

Visa Europe Put-Call Option Agreement

As discussed in Note 4, Global Restructuring Agreement, Visa Inc. entered into a put-call option agreement with Visa Europe. At the date of reorganization, the fair value of the put option was approximately $346 million, which was recorded in other liabilities on the consolidated balance sheet. The Company determined that the call option has nominal value at the reorganization date as the conditions under which the call is exercisable are deemed remote.

Liability Under Framework Agreement

The relationship between the Company and Visa Europe subsequent to the reorganization is governed by a framework agreement, which provides for trademark and technology licenses and bilateral services.

Under the trademark and technology license agreement, Visa Inc., Visa U.S.A., Visa International and Inovant, as licensors, granted Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the licensors and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information technology and information processing services and participation in the Visa system.

The Company determined that the base license fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximated fair value. The Company made this determination through an analysis of the fee rates implied by the economics of the licenses. However, due to the first and second fee reduction components described below, for financial accounting purposes, the trademark and technology licenses represented a contract that was below fair value.

From October 1, 2007 through November 8, 2007, the fee for the licenses was payable at a rate of $6 million per quarter. Thereafter, from November 9, 2007, the date the Company filed a registration statement with the United States Securities and Exchange Commission in connection with an initial public offering of the Company’s class A common stock, the base license fee will be payable quarterly at an annual rate of $143 million, and beginning November 9, 2010, this base license fee will increase annually based on the growth of the gross domestic product of the European Union.

The base license fee will be reduced by two components during the period ending October 5, 2008. First, during the period from November 9, 2007 until October 5, 2008, the annual rate of the base license fee will be reduced by an amount equal to $1.146 billion multiplied by the three-month LIBOR rate plus 100 to 200 basis points (the “LIBOR rate”). Second, during the period from the closing date of an initial public offering until October 5, 2008, the annual rate of the base license fee will be further reduced by an amount equal to the product of the following variables: (i) Visa Inc.’s initial public offering price per share net of any underwriting discounts and commissions (“net initial public offering price”); (ii) the number of shares of Visa Inc. held by Visa Europe (other than class C (series II) common stock) that would have been redeemed immediately, but for provisions that delay the redemption of shares held by Visa Europe until one year following the date of the reorganization; and (iii) the LIBOR rate.

The Company calculated its liability to provide these licenses at below fair value to be approximately $132 million, based on the Company’s initial filing on November 9, 2007, an assumed offering closing date on March 31, 2008 and the applicable three-month LIBOR rate at September 30, 2007 of 5.23%. The first fee reduction component will reduce the fee payable by $81 million. The second fee reduction component will further reduce the fee payable in the period March 31, 2008 through October 5, 2008 by approximately $51 million. The assumptions used represent management’s best estimate of the future impact of these terms of the framework agreement.

Fair Value of Assets Acquired and Liabilities Assumed

Total purchase consideration has been allocated to the tangible and identifiable intangible assets and liabilities assumed underlying the acquired interests based on their fair values on the date of the reorganization. The excess of purchase consideration over the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The purchase price allocation is subject to the finalization of restructuring costs and the evaluation of certain contingent liabilities.

The following table summarizes the allocation of total purchase consideration to tangible and intangible assets acquired, liabilities assumed and goodwill:

(in millions)
Tangible assets and liabilities
Current assets	$1,733
Non-current assets	610
Property, equipment, and technology, net	512
Current liabilities	(1,194)
Non-current liabilities	(4,351)
Pension and post-retirement benefits	(45)
Long-term debt	(30)
Intangible assets
Tradename	2,564
Customer relationships	6,799
Visa Europe franchise right	1,520
Goodwill	9,145

Net Assets Acquired	$17,263

The purchased intangibles and goodwill are not deductible for tax purposes. Substantially all of the identifiable intangible assets have an indefinite life and accordingly are not subject to amortization.

Contingent Consideration

As discussed in Note 4, Global Restructuring Agreement, the initial allocation of Visa Inc. common stock is subject to a true-up mechanism in order to reflect the actual relative contribution of the participating regions to the Company’s financial performance, under the terms of reorganization. Under the guidelines of SFAS No. 141 to the extent the ownership interest of the Visa U.S.A. member group in the Company is reduced as a result of the true-up, with a corresponding increase in the collective ownership interest of the other stockholders, additional purchase consideration will be recorded resulting in an increase in goodwill. To the extent that the ownership interest of the Visa U.S.A. member group is increased as a result of the true-up, with a corresponding decrease in the collective ownership interest of the other stockholders, the increase will be treated as a stock dividend to Visa U.S.A. members.

Other Contingencies

The Company has not identified any material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

Pro Forma Results of Operations

The following Visa Inc. pro forma results of operations for fiscal 2007 and 2006 have been prepared to give effect to the reorganization described above assuming it occurred on October 1 of each fiscal year presented.

The pro forma statements of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these events actually occurred at the beginning of the periods presented, nor do they intend to be a projection of future results of operations. The pro forma results of operations have been prepared from the historical audited consolidated statements of operations for fiscal 2007 and 2006 of Visa U.S.A., Visa International and Visa Canada.

	Fiscal
	2007	2006
	(in millions)
Operating revenues	$5,193	$3,902
Net (loss) income	$(861)	$453

(ii)	Settlement Agreement with American Express

The Company, Visa U.S.A. and Visa International entered into an agreement with American Express that became effective on November 9, 2007 to settle previously disclosed litigation, American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al, that had been pending since 2004. The settlement ends all current litigation between American Express and Visa U.S.A. and Visa International, as well as the related litigation between American Express and the five co-defendant banks.

Under the settlement agreement, American Express will receive maximum payments of $2.25 billion, including up to $2.07 billion from Visa Inc. and $185 million from the five co-defendant banks. An initial payment of $1.13 billion will be made on or before March 31, 2008 including $945 million from the Company and $185 million from the five co-defendant banks. Beginning March 31, 2008, the Company will pay American Express an additional amount up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion.

Visa Inc.’s future minimum payments under the settlement agreement are as follows:

(in millions)
Fiscal
2008	$1,155
2009	280
2010	280
2011	280
2012	70

Total Future Commitments	$2,065

To account for the agreement, Visa U.S.A., which became a wholly-owned subsidiary of the Company upon the consummation of the reorganization in October 2007, recorded litigation expense in its fiscal 2007 consolidated financial statements equal to $1.9 billion, the present value of the total payment it expects to make. The settlement will be funded through the Company’s retrospective responsibility plan, which consists of several related mechanisms, including a series of agreements with U.S. financial institutions to fund certain litigation, including the American Express litigation covered by this settlement agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Visa Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Visa U.S.A. Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in equity (deficit), comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa U.S.A. Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

December 19, 2007

VISA U.S.A. INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	September 30, 2006
	(in thousands)
Assets
Cash and cash equivalents	$275,379	$270,124
Investment securities, available-for-sale	747,080	660,451
Accounts receivable	245,215	216,585
Settlement receivable	9,501	41,450
Current portion of volume and support incentives	96,147	107,593
Current portion of deferred tax assets	795,013	149,671
Prepaid and other current assets	338,604	148,057

Total current assets	2,506,939	1,593,931

Investment securities, available-for-sale	737,498	515,290
Volume and support incentives	44,279	43,071
Investment in Visa International	226,524	186,353
Facilities, equipment and software, net	313,092	280,899
Deferred tax assets	470,626	237,533
Other assets	91,159	106,841

Total assets	$4,390,117	$2,963,918

Liabilities
Accounts payable	$98,586	$119,075
Settlement payable	49,882	88,767
Accrued compensation and benefits	244,314	179,557
Volume and support incentives	187,693	215,590
Current portion of member deposits	3,320	134,070
Accrued liabilities	420,739	407,480
Current portion of long-term debt	41,280	32,339
Current portion of accrued litigation	2,236,275	216,085

Total current liabilities	3,282,089	1,392,963

Member deposits	—	3,320
Other liabilities	125,028	122,083
Long-term debt	—	41,280
Accrued litigation	1,445,717	783,618

Total liabilities	4,852,834	2,343,264

Minority interest	38,610	37,840
Commitments and contingencies (Note 19)

Equity
Accumulated net (loss) income (Note 12)	(500,999)	583,772
Accumulated other comprehensive loss (Note 12)	(328)	(958)

Total (deficit) equity	(501,327)	582,814

Total liabilities, minority interest and equity	$4,390,117	$2,963,918

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA U.S.A. INC. AND SUBSIDIARIES

VISA INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2007	2006	2005
	(in thousands)
Operating Revenues
Service fees	$1,944,537	$1,609,642	$1,446,516
Data processing fees	1,416,075	1,247,969	1,139,080
Volume and support incentives	(504,780)	(587,751)	(524,107)
International transaction fees	454,168	397,954	360,269
Other revenues	279,796	280,312	242,847

Total operating revenues	3,589,796	2,948,126	2,664,605

Operating Expenses
Personnel	721,381	671,093	618,723
Network, EDP and communications	366,231	327,593	338,288
Advertising, marketing and promotion	580,883	473,945	456,922
Visa International fees	172,728	159,264	168,455
Professional and consulting fees	334,290	291,235	273,009
Administrative and other	210,948	272,448	223,952
Litigation provision	2,652,830	22,878	132,334

Total operating expenses	5,039,291	2,218,456	2,211,683

Operating (loss) income	(1,449,495)	729,670	452,922
Other Income (Expense)
Equity in earnings of unconsolidated affiliates	40,276	13,355	30,799
Interest expense	(80,658)	(89,539)	(108,485)
Investment income, net	102,459	68,330	81,009

Total other income (expense)	62,077	(7,854)	3,323

(Loss) income before income taxes and minority interest	(1,387,418)	721,816	456,245
Income tax (benefit) expense	(315,993)	251,338	183,296

(Loss) income before minority interest	(1,071,425)	470,478	272,949
Minority interest	(4,670)	(15,917)	(8,248)

(Loss) income before cumulative effect of change in accounting principle	(1,076,095)	454,561	264,701
Cumulative effect of accounting change, net of tax (Note 3)	—	—	95,744

Net (loss) income	$(1,076,095)	$454,561	$360,445

Pro forma amounts assuming the accounting changes are applied retroactively (Note 3)	$—	$—	$264,701

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA U.S.A. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Accumulated Net (Loss) Income	Accumulated Other Comprehensive Income (Loss)	Total (Deficit) Equity
	(in thousands)
Balance at September 30, 2004	$(231,234)	1,333	(229,901)
Net income	360,445		360,445
Other comprehensive loss, net of tax		(4,923)	(4,923)

Comprehensive income			355,522

Balance at September 30, 2005	$129,211	$(3,590)	$125,621

Net income	454,561		454,561
Other comprehensive income, net of tax		2,632	2,632

Comprehensive income			457,193

Balance at September 30, 2006	$583,772	$(958)	$582,814

Net loss	(1,076,095)		(1,076,095)
Other comprehensive income, net of tax		2,959	2,959

Comprehensive loss			(1,073,136)
Adjustment to initially apply SFAS 158, net of tax (Note 12)	(8,676)	(2,329)	(11,005)

Balance at September 30, 2007	$(500,999)	$(328)	$(501,327)

VISA U.S.A. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2007	2006	2005
	(in thousands)
Net (loss) income	$(1,076,095)	$454,561	$360,445
Other comprehensive income (loss) , net of tax:
Net unrealized gain (loss) on investment securities, available-for-sale	8,465	5,589	(366)
Income tax (expense) benefit	(3,079)	(2,018)	385
Reclassification adjustment for net gain realized in net income	(3,816)	(1,473)	(7,732)
Income tax benefit	1,389	534	2,790

Other comprehensive income (loss), net of tax	2,959	2,632	(4,923)

Comprehensive (loss) income	$(1,073,136)	$457,193	$355,522

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA U.S.A. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2007	2006	2005
	(in thousands)
Operating Activities
Net (loss) income	$(1,076,095)	$454,561	$360,445
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of facilities, equipment and software	125,505	123,361	118,531
Amortization of intangibles, investments, debt issuance costs, and accretion of member deposits	11,135	16,802	16,997
Asset impairment	—	13,167	1,276
Net realized gain on investment securities	(3,816)	(1,473)	(7,732)
Gain on sale of joint venture	—	—	(41,968)
Loss on sale of assets	2,262	3,213	—
Gain on distribution from partnership investment	(435)	—	—
Minority interest	4,670	15,917	8,248
Amortization of volume and support incentives	489,053	580,043	572,777
Accrued litigation and accretion	2,912,790	114,468	226,222
Equity in earnings of unconsolidated affiliates	(40,276)	(13,355)	(30,802)
Cumulative effect of accounting change – equity in earnings of Visa International	—	—	(95,744)
Deferred income taxes	(873,695)	31,630	85,186
Change in operating assets and liabilities:
Accounts receivable	(28,630)	(18,337)	(14,285)
Settlement receivable	31,949	(6,153)	(17,624)
Volume and support incentives	(506,712)	(405,470)	(473,374)
Other assets	(172,164)	(62,300)	(76,336)
Accounts payable	(20,491)	(8,500)	56,580
Settlement payable	(38,885)	24,794	28,593
Accrued compensation and benefits	64,757	20,664	(11,595)
Accrued and other liabilities	(2,648)	16,788	185,772
Accrued litigation	(230,500)	(322,685)	(267,807)
Member deposits	(142,627)	(142,627)	(142,731)

Net cash provided by operating activities	505,147	434,508	480,629

Investing Activities
Investment securities, available-for-sale:
Purchases	(3,070,490)	(3,783,841)	(1,896,715)
Proceeds from sales and maturities	2,769,231	3,607,904	1,425,427
Proceeds from sale of interest in Inovant LLC	—	—	2,424
Distributions from joint venture	—	—	20,000
Proceeds from sale of joint venture	—	—	95,000
Contributions to joint venture	(2,500)	—	—
Distributions from partnership investment	478	—	—
Purchases of facilities, equipment, and software	(159,960)	(87,265)	(119,267)

Net cash used in investing activities	(463,241)	(263,202)	(473,131)

Financing Activities
Principal payments on debt	(33,200)	(33,200)	(33,200)
Principal payments on capital lease obligations	(3,451)	(3,379)	(568)
Minority interest distribution	—	—	(12,198)

Net cash used in financing activities	(36,651)	(36,579)	(45,966)

Increase (decrease) in cash and cash equivalents	5,255	134,727	(38,468)
Cash and cash equivalents at beginning of year	270,124	135,397	173,865

Cash and cash equivalents at end of year	$275,379	$270,124	$135,397

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$413,239	$261,600	$122,529
(Decreases) increase in accounts payable and accrued and other liabilities related to purchases of facilities, equipment, and software	$(5,723)	$9,033	$6,257
Interest payments on debt and capital lease	$3,598	$5,772	$7,585
Increase in other assets related to sale of fixed assets	$2,888	$—	$—

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Visa U.S.A. Inc. (Visa, Visa U.S.A., or the Company) consists of Visa U.S.A. and its wholly-owned subsidiaries: Inovant, Inc., International Anasazi, Inc., Interlink Network, Inc., Integrated Solutions Concepts, Inc., Debit Processing Services, Inc., Plus System, Inc., and Advanced Resolution Services, Inc. The Company also has a 69% ownership interest in Inovant LLC.

In June 2006, the Company dissolved its wholly-owned subsidiary, Merchant Processing Holdings, Inc. (MPH). MPH held the Company’s joint venture interest in Vital Processing Services LLC, which was sold in March 2005.

In June 2005, the Company incorporated Advanced Resolution Services, Inc., a Delaware corporation, as a wholly-owned subsidiary of Visa U.S.A. in order to provide various fraud-prevention and security-related services to Visa members.

Prior to the October 2007 reorganization, the Company along with Visa International (comprising the operating regions of Asia Pacific (AP), Latin America and Caribbean (LAC) and Central and Eastern Europe, Middle East and Africa (CEMEA)), Visa Canada Association (Visa Canada) and Visa Europe Limited (Visa Europe) operated as one of five entities related by ownership and membership to Visa. Each of Visa U.S.A., Visa Canada, Visa Europe, Visa AP, Visa LAC and Visa CEMEA operated as a separate geographic region, serving its member financial institutions and administering Visa programs in its respective region. After the reorganization, Visa U.S.A., Visa International and Visa Canada became subsidiaries of Visa Inc., a Delaware stock corporation. See Note 21—Subsequent Event.

Visa U.S.A. operates a payments system that enables consumers and businesses to conduct their financial transactions using efficient, secure and guaranteed payment products in lieu of cash, checks, and other forms of payment. The Company’s customers are financial institutions and merchants that participate in the payment system in the normal course of business.

Visa U.S.A.’s products and services enable its members to participate in an international payment system that none could offer individually. Visa U.S.A. does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards. Visa U.S.A.’s issuing members have the independent responsibility individually to determine these and most other competitive card features. These functions are performed by Visa member financial institutions in competition with one another.

Membership in Visa U.S.A. is composed of financial institutions participating in this payments system. At its April 2006 Annual Meeting, the Company adopted an amended Certificate of Incorporation and amended bylaws which changed the composition of the Board of Directors and clarified dividend, dissolution, membership interest and voting rights. In accordance with the Company’s Certificate of Incorporation and bylaws, members pay service fees each quarter based on payments volume for the preceding quarter. Payments volume is defined as total monetary value of transactions for goods and services purchased, initiated with Visa products, including PIN-based debit volume, and excluding cash volume. Members’ dividend and dissolution rights, membership interests in the corporation and voting rights are based on the members’ respective cumulative portions of the total of all of certain fees paid to the Company up to the most recent Reference Date as defined in the amended Certificate of Incorporation. The initial Reference Date was May 1, 2006 and members’ proportions will be adjusted at each third anniversary of that date. Prior to the October 2007 reorganization, the Board of Directors included independent Directors who met eligibility requirements set forth in the Certificate of Incorporation, including the definition of independence from the Company and its members. The chief executive officers of the Company and of Visa International Service Association (Visa International) served as ex officio non-voting

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors. Directors other than ex officio directors were elected in at-large voting by members in accordance with voting rights and director qualifications set forth in the Company’s bylaws. Under the amended Certificate of Incorporation, the directors served staggered terms of two years. Members represented on the Board of Directors at September 30, 2007 accounted for 39% of total payments volume for the twelve months ended June 30, 2007. Visa U.S.A.’s members, which are comprised of domestic banks and other financial institutions, represent 100% of the Company’s payments volume.

The Company has one operating and reportable segment, “Payment Services,” in the United States. The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of Visa U.S.A. as one operating and reportable segment.

Note 2—Significant Accounting Policies

Basis of Presentation

Visa U.S.A. and its subsidiaries prepare their financial statements in conformity with accounting principles generally accepted in the United States of America.

Consolidation

The consolidated financial statements include the accounts of Visa U.S.A. and its subsidiaries after elimination of intercompany accounts and transactions. The Company consolidates entities when it has a greater than 50% ownership or when it exercises control. Minority interest is recorded for consolidated entities in which the Company has less than 100% ownership interest. Minority interest represents the 31% equity interest in Inovant LLC which is not owned by the Company.

Reclassifications

Certain reclassifications, not affecting net income, have been made to prior period information to conform to the current period presentation format.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include certain revenue discounts and volume-based support incentives, assumptions used in the determination of pension and postretirement costs, discount rates used to estimate the present value of long-term obligations and assumptions used in the calculation of income taxes, among others.

Cash, Cash Equivalents and Investments

Cash and cash equivalents include cash and certain highly liquid investments with original maturities of ninety days or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value. Investments with original maturities beyond ninety days and maturing in less than one year are considered short-term investments. Investments with maturities in excess of one year are considered long-term investments.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies its debt and marketable equity securities as available-for-sale. These securities are recorded at cost at the time of purchase and are carried at fair value, based on current market or broker quotations. Unrealized gains and losses are reported in Other Comprehensive Income, net of tax. The Company does not engage in investment trading activities. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In evaluating other-than-temporary impairment, the Company reviews sustained declines in market price below the amount recorded for the investment and the Company’s intent and ability to hold the investment until recovery, which may in certain cases be maturity. The Company considers the length of time and extent to which market value has been less than cost and other relevant factors such as the issuer’s financial condition and the Company’s investment horizon. Net realized gains and losses are determined on a specific identification basis and are included in Investment Income, Net on the Company’s consolidated statements of operations.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield and are included in Investment Income, Net on the Company’s consolidated statements of operations. Dividend and interest income are recognized when earned and are included in Investment Income, Net on the Company’s consolidated statements of operations.

Financial Instruments

The Company considers cash and cash equivalents, short-term investments, long-term investments, notes receivable, short-term debt, notes payable, settlement guarantees and settlement receivable and payable to be financial instruments. Except as described in Note 14—Debt, the estimated fair value of such instruments at September 30, 2007 and 2006 approximate their carrying values as reported in the Company’s consolidated balance sheets.

Settlement Receivable and Payable

The Company operates systems for clearing and settling deposit access products. Net settlements are generally cleared within one to two business days, resulting in amounts due from and to financial institutions customers. These settlement amounts are stated at cost and presented on a gross basis on the Company’s consolidated balance sheets.

Indemnification

The Company accounts for indemnifications using the framework of Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires that an obligation be recorded if estimable, regardless of the probability of occurrence. The Company indemnifies issuing and acquiring financial institution customers from settlement losses suffered by reason of the failure of any other customer to honor drafts, travelers checks, or other instruments processed in accordance with operating regulations. The Company’s estimate of its liability for settlement indemnification is included in accrued liabilities on the Company’s consolidated balance sheets and is described in Note 19—Commitments and Contingencies.

Prepaid Assets

The Company records prepayments of goods and services. The amounts are recorded in prepaid and other current assets and other assets on the Company’s consolidated balance sheets. The Company expenses these amounts ratably to the consolidated statements of operations over the period of benefit.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Joint Ventures, Affiliates and Subsidiaries

Investments resulting in ownership of approximately 20% to 50%, or in excess of 5% of a flow-through entity (e.g., limited partnerships, limited liability companies), are accounted for using the equity method. Investments in business entities over which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Under the equity method, the Company’s share of each entity’s profit or loss is reflected currently in the Company’s consolidated statements of operations rather than when realized through dividends or distributions. Other non-marketable investments, resulting in ownership interests of less than these percentages, are accounted for using the cost method.

The Company has interests in certain limited partnerships and limited liability companies and has evaluated these entities for consolidation using the framework established by Financial Interpretation No. 46 (revised), “Consolidation-Variable Interest Entities: Guidance on Applying FASB Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities” (FIN 46R). The Company has determined that its ownership in these entities does not constitute ownership of Variable Interest Entities as defined in FIN 46R. The Company is not the primary beneficiary of these entities and has accounted for these investments under the equity method.

Facilities, Equipment and Software

Facilities, equipment and software are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives, which range from three to forty years, except for land and construction-in-progress, which are not depreciated. The estimated useful lives of the respective classes of assets are as follows:

Facilities
Buildings	40 years
Building improvements	3 to 40 years
Leasehold improvements	Shorter of useful life of the asset or lease term
Furniture and fixtures	5 to 7 years

Equipment	3 to 5 years

Software	3 to 5 years

Pursuant to the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1) computer software development expense incurred during the development stage of projects is capitalized. Under SOP 98-1, costs incurred prior to reaching the development stage of projects and other research and development costs are expensed as incurred.

The Company capitalizes purchased software. Capitalized software costs included in facilities, equipment and software, net on the Company’s consolidated balance sheets are amortized on a straight-line basis over their estimated useful lives of up to five years.

Costs for maintenance and repairs are charged to expense as incurred, while major improvements that increase the functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment

In accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows.

Volume and Support Incentives

Volume and support incentives are incentive agreements with financial institutions, merchants and other business partners designed to build payments volume and increase product acceptance. The Company capitalizes certain incentive payments under volume and support incentives on the Company’s consolidated balance sheets related to signing or renewing long-term contracts in instances where the Company receives a commitment from the member to generate a substantial portion of its credit and debit card payments volume on Visa-branded products for an agreed upon period of time. Volume and support incentives are accrued based on management’s estimate of the members’ performance according to provisions in the related agreements. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate. Capitalized costs and the Company’s estimated obligations under these agreements are amortized as a reduction of operating revenue on either a straight-line or a sales-volume basis over the period of benefit.

Accrued Litigation

The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies.” These judgments are subjective based on the status of legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and external legal counsel. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Litigation contingencies are reviewed on an ongoing basis to confirm that the appropriate liability has been recorded on the Company’s consolidated balance sheets. The actual outcomes of related legal proceedings may materially differ from the Company’s judgment.

Accrued litigation obligation is accounted for using the present value of actual and estimable future payment obligations, discounted at the estimated rate of sources of credit that could be used to finance the payment of such obligations with similar terms. The current portion of accrued litigation obligation represents the present value of payments to be made over the next year. See Note 20—Legal Matters.

The Company expenses legal costs as incurred.

Revenue Recognition

The Company’s revenue is comprised principally of service fees, data processing fees, international transaction fees and other revenues, reduced by costs incurred under volume and support incentives. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104) and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Service fees predominantly represent payments by customers with respect to their card programs carrying marks of the Visa brand. Service fees are based principally upon spending on Visa-branded cards for goods and services as reported on member financial institution quarterly operating certificates. Current quarter service fees are assessed and recognized ratably over the quarter using a calculation of pricing applied to prior quarter payments volumes. Also included in service fees are acceptance fees which are designed to support ongoing acceptance and volume growth initiatives.

Data processing fees represent user fees for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among the Company’s members globally, Visa International, Visa Canada and Visa Europe. These fees are recognized as revenue in the same period the related transactions occur or services are rendered.

International transaction fees are assessed to customers on foreign transactions of U.S.-based issuing banks and domestic transactions of foreign-based issuing banks in cross-border transactions. These fees are recognized as revenue in the same period the related transactions occur or services are rendered.

Other revenues represent optional card enhancements, such as extended cardholder protection and concierge services, cardholder services, software development services and other services provided to members, Visa International, Visa Canada and Visa Europe. Software development services are provided through Inovant LLC on a time and materials basis primarily to Visa International, Visa Europe and Visa Canada. Development services are recognized as revenue in the period services are rendered.

For certain programs, the Company records deferred revenue when cash is collected from members in advance of the use of funds for designated program purposes. Revenue is recognized when funds are used for designated program purposes. Deferred revenue is included in accrued liabilities in the Company’s consolidated balance sheets. See Note 11—Accrued Liabilities.

Advertising Costs

In accordance with SOP 93-7, “Reporting on Advertising Costs,” the Company expenses the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Total advertising costs, included in advertising, marketing and promotion on the consolidated statements of operations, were $344.1 million, $343.4 million and $335.4 million in fiscal 2007, 2006 and 2005, respectively.

Legal Costs

Legal costs for third party services provided in connection with ongoing legal matters are expensed as incurred. Legal costs are included in professional and consulting fees on the consolidated statements of operations.

Operating Leases

The Company evaluates the impact of rent escalation clauses and lease incentives, including rent abatements and tenant improvement allowances included in its operating leases. Rent escalation clauses and lease incentives are considered in determining total rent expense to be recognized during the term of the lease, which begins on the date the Company takes control of the leased space. Rent expense related to lease agreements which contain escalation clauses are recorded on a straight-line basis. Renewal options are considered by evaluating the overall term of the lease.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Pension and Postretirement Plans

The Company accounts for its defined benefit pension and postretirement plans within the framework of FASB SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (SFAS 158). See “—Recently Adopted Accounting Pronouncements” below.

The plans are actuarially evaluated, which includes the use of several assumptions. Critical assumptions for qualified pension plans include the discount rate and the expected rate of return on plan assets (for qualified pension plans), which are important elements of expense and/or liability measurement. Other assumptions involve demographic factors such as retirement, mortality, turnover and the rate of compensation increases. The Company evaluates assumptions annually and modifies the assumptions as appropriate.

The Company uses a discount rate to determine the present value of its future benefit obligations. The Company uses a “bond duration matching” methodology to calculate the discount rate. Under this approach, the discount rate is determined by projecting the plans’ expected future benefit payments, as defined for the projected benefit obligations, and by discounting those expected payments using an average of yield curves constructed based on a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected assets allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience in excess of the larger of 10% of assets or liabilities, is recognized in the net periodic pension calculation over the expected average employee future service, approximately 9 years. The gains and losses of certain smaller nonqualified pension plans are recognized immediately in the year in which they occur.

The Company immediately recognizes a net settlement loss for previously unrecognized losses when it makes substantial excess pension plan payments. See Note 12—Pension, Postretirement and Other Benefits.

Recently Adopted Accounting Pronouncements

In fiscal 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))” (SFAS 158). Visa U.S.A.’s adoption of SFAS 158 conformed the plan’s measurement date to the Company’s fiscal year end and resulted in an after tax equity charge of approximately $9 million. The Company also recorded an after tax equity charge of approximately $2 million to recognize the under-funded status of the plan. See Note 12—Pension, Postretirement and Other Benefits.

Note 3—Cumulative Effect of Adoption of Accounting Principle

Investment in Visa International

During 2005, the Company adopted Emerging Issues Task Force No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). EITF 02-14

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides guidance related to investments where the investor has the ability to exercise significant influence over operating and financial policies of the investee and where the investment conveys rights and privileges substantially similar to common stock. EITF 02-14 defines criteria for evaluating whether an investment is “in-substance” common stock. Investments meeting these criteria are accounted for under the equity method if significant influence is deemed to exist.

Visa U.S.A.’s influence over Visa International is demonstrated by its representation on Visa International’s Board of Directors, significant related party transactions and technological interdependence. Dividend and dissolution rights are based upon cumulative volume-based service fees paid by members to Visa International since inception, as a percentage of total volume based service fees received. Therefore, the percentage of equity ownership fluctuates over time.

In accordance with the provisions of EITF 02-14, the Company recorded the cumulative effect of its equity in earnings of Visa International for prior years through fiscal 2004 of $95.7 million (net of taxes of $54.1 million) in income during fiscal 2005. The amount recorded represents a 33% share in Visa International’s accumulated equity at the end of fiscal 2004. The effect of the change in fiscal 2005 was to increase income before cumulative effect of change in accounting principle by $9.5 million and Net Income by $105.2 million. These equity estimates are based on an interpretation of “volume-based” service fees. Pro forma amounts on the consolidated statements of operations reflect the impact on prior year results as if the accounting change had been in effect during the periods presented.

Summarized consolidated financial information for Visa International is as follows:

	At September 30
	2007	2006
	(in thousands)
Current Assets	$2,174,315	$1,684,221
Facilities and equipment, net	154,392	162,617
Other assets	162,016	165,701

Total assets	$2,490,723	$2,012,539

Current liabilities	$1,521,256	$1,315,511
Long-term debt and other liabilities	99,080	90,748
Equity	870,387	606,280

Total liabilities and equity	$2,490,723	$2,012,539

	For the Years Ended September 30,
	2007	2006	2005
	(in thousands)
Total operating revenues	$1,902,496	$1,262,555	$1,147,430
Total operating expenses	1,541,590	1,242,109	1,045,829
Non-operating income, net	105,663	78,511	40,469
Provision for income taxes	196,332	29,202	58,869

Net income	$270,237	$69,755	$83,201

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Inovant, Inc. and Inovant LLC

On September 30, 2005, Inovant, Inc. sold a 10% interest in Inovant LLC to Visa Europe and a 6% interest to Visa International and its CEMEA region at a price equivalent to the founders’ cost, which was below the book value of underlying equity in fiscal 2005. Inovant, Inc.’s ownership interest in Inovant LLC, previously 85%, was reduced to 69%.

Inovant LLC’s net equity at the time of sale of these minority interests was $97.8 million; the carrying value of the 16% minority interest sold was $15.6 million. Cash contributions by new minority owners totaled $2.4 million. Cash contributions were set below book value to compensate new minority owners and settle a dispute with them concerning the earnings of and distributions from Inovant LLC since January 1, 2003. In consideration of their mutual release from claims with respect to these matters, Visa U.S.A. also made payments totaling $3.9 million to Visa Europe and Visa International. These payments and the difference of $13.2 million between cash contributions and the book value of minority interests sold were reflected in the litigation provision on the Company’s consolidated statements of operations in fiscal 2005.

Note 5—Visa International, Visa Canada, Visa Europe

Visa International, Visa Canada and Visa Europe are all separately incorporated entities. Historically, the Company paid expenses to Visa International and earned revenues from Visa International, Visa Canada and Visa Europe.

Visa U.S.A. has the rights to various designs and marks by virtue of its membership in Visa International.

The Company paid fees to Visa International, based on payments volume, exclusive of PIN-based debit volume, for services primarily related to global brand management, global product enhancements and global electronic payment systems. Voting rights in Visa International were based on annual payment service volume. Dividend and dissolution rights were based on cumulative service fees paid to Visa International. Visa U.S.A. members accounted for approximately 33.1%, 35.5% and 35.9% of Visa International’s annual volume during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Under Visa International bylaws at September 30, 2007, no more than eight directors from the Visa U.S.A. membership could be elected or appointed to the twenty-three member Visa International Board of Directors.

A summary of the major expenses paid to Visa International is as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(in thousands)
Visa International fees	$172,930	$159,264	$168,455
Network and EDP services	2,839	2,645	2,392

Total	$175,769	$161,909	$170,847

Visa U.S.A. operates a proprietary network, VisaNet, that links issuers and acquirers for transaction processing services. Processing services are provided through Visa’s majority-owned subsidiary, Inovant LLC.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides processing and development services and various license and usage rights to Visa International, Visa Canada and Visa Europe, in accordance with service agreements with these entities. A summary of data processing fees and other revenues received from Visa International, Visa Canada and Visa Europe is as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(in thousands)
Visa International	$212,043	$215,307	$203,495
Visa Canada	19,708	19,104	18,596
Visa Europe	60,703	64,738	58,127

Total	$292,454	$299,149	$280,218

The net receivable balances for related party services due to the Company, presented below, are recorded in accounts receivable, prepaid and other current assets and accrued liabilities in the Company’s consolidated balance sheets.

	For the Years Ended September 30,
	2007	2006
	(in thousands)
Visa International	$23,966	$30,969
Visa Canada	1,503	1,718
Visa Europe	5,219	4,985

At both September 30, 2007 and 2006, the Company had receivables of $20.0 million from Visa International related to income taxes. This balance is included in other assets in the Company’s consolidated balance sheets.

The Company has an uncommitted credit facility with Visa International whereby the Company or Visa International may provide the other short-term financing with a maximum term of five business days. Neither the Company nor Visa International has the obligation to lend to or to borrow from the other company. There were no outstanding balances at September 30, 2007 or September 30, 2006 under this arrangement.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Prepaid and Other Current Assets

Prepaid and other current assets is comprised of the following:

	September 30, 2007	September 30, 2006
	(in thousands)
Non-trade receivables[1]	$204,990	$14,282
Member collateral	67,885	51,042
Prepaid customer support	21,109	26,751
Interest receivable	18,481	14,131
Prepaid maintenance	11,186	18,042
Prepaid other	7,989	7,482
Restricted time deposits	6,486	4,805
Income tax receivable	—	5,567
Prepaid pension	—	4,081
Other	478	1,874

Total	$338,604	$148,057

[1]

This balance includes a $185.0 million receivable from the five co-defendant banks as part of the American Express settlement agreement. See Note 20—Legal Matters. The Company will consolidate the initial payment to American Express on behalf of the five co-defendant banks. The Company has recorded a corresponding liability in current portion of litigation obligation on the Company’s consolidated balance sheets at September 30, 2007.

Note 7—Investments

Available-for-sale investment securities, which are recorded at fair value, consist of marketable debt securities issued by government-sponsored entities, tax-exempt municipal bonds, auction rate securities and mutual fund investments in equity securities. The amortized cost, unrealized gains and losses and fair value of available-for-sale securities are as follows:

	Available-For-Sale
	Amortized Cost	Gross Unrealized Gains Losses		Fair Value
	(in thousands)
September 30, 2007:
Government-sponsored entities	$1,272,270	$1,506	$83	$1,273,693
Tax-exempt municipal bonds	9,358	—	67	9,291
Auction rate securities	152,300	—	—	152,300
Equity securities	45,275	4,465	446	49,294

Total	$1,479,203	$5,971	$596	$1,484,578

September 30, 2006:
Government-sponsored entities	$897,648	$170	$2,519	$895,299
Tax-exempt municipal bonds	248,799	570	402	248,967
Equity securities	29,906	2,125	556	31,475

Total	$1,176,353	$2,865	$3,477	$1,175,741

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity of available-for-sale debt securities regardless of their balance sheet classification is as follows:

	Amortized Cost	Fair Value
	(in thousands)
September 30, 2007:
Due within one year	$697,070	$697,786
Due between thirteen months and four years	736,858	737,498

Total	$1,433,928	$1,435,284

Investments with a fair market value less than cost at September 30, 2007 are as follows:

	12 Months or Less		Greater Than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Government-sponsored entities	$—	$—	$69,417	$83	$69,417	$83
Tax-exempt municipal bonds	—	—	7,761	67	7,761	67
Equity securities	1,724	22	944	424	2,668	446

Total	$1,724	$22	$78,122	$574	$79,846	$596

The unrealized losses on investments in government-sponsored entities and tax-exempt municipal bonds are caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the initial issuance of the securities. At September 30, 2007, a total of 10 investments in government-sponsored entities and tax-exempt municipal bonds are in an unrealized loss position. Because management has the ability and intent to hold these investments until a recovery of fair value, which may be to maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations. Losses experienced on these equity investments are offset by reductions in personnel expense. Unrealized losses on equity securities were caused by changes in market conditions. At September 30, 2007, a total of 11 fund investments are in an unrealized loss position. The Company has not identified any events or changes in circumstances that may have had a significant adverse effect on the fair value of investments in equity securities. Based on an evaluation of the near-term prospects of these investments and management’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Note 8—Investments in Joint Ventures

Real Estate Joint Ventures

The Company and Visa International invest in joint ventures that own, lease, develop and operate all facilities and properties used jointly by Visa U.S.A. and Visa International.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents Visa U.S.A.’s investments in the joint ventures and is included in other assets on the Company’s consolidated balance sheets:

	Ownership Percentage	At September 30,
		2007	2006
		(in thousands)
Visa Resources	50.0%	$2,399	$2,162
Visa Land Development I, L.P.	49.5%	11,759	10,673
Visa Land Development II, L.P.	49.5%	9,910	8,652
Visa Land Management Inc.	50.0%	384	367
Visa Land Management II, Inc.	50.0%	175	165

Total		$24,627	$22,019

Visa Resources, a California General Partnership, manages and invests in or leases premises and equipment used jointly by its general partners, Visa U.S.A. and Visa International. Visa Land Management Inc. and Visa Land Management II, Inc. manage the interests of Visa Land Development I, L.P. (VLD I) and Visa Land Development II, L.P. (VLD II), respectively, in owned real estate.

Summarized combined financial information for the joint ventures is as follows:

	At September 30,
	2007	2006
	(in thousands)
Current assets	$16,820	$14,422
Premises and equipment, net	82,782	84,055
Other assets	1,224	1,176

Total assets	$100,826	$99,653

Current liabilities	$6,593	$6,616
Other liabilities	1,600	1,679
Debt	42,941	46,930
Equity	49,692	44,428

Total liabilities and equity	$100,826	$99,653

	For the Years Ended September 30,
	2007	2006	2005
	(in thousands)
Total revenue	$80,720	$81,912	$84,327
Total expenses	80,440	81,654	84,139

Net income	$280	$258	$188

In September 1994 and 1995, VLD I and VLD II entered into Note Purchase Agreements. Outstanding notes for VLD I and VLD II have an interest rate of 8.28% and 7.83% and mature in September 2014 and 2015, respectively. Debt issuance and other costs totaling $1.6 million are being amortized on a straight-line basis over the life of the notes, which approximates amortization under the effective interest method. Interest expense on the outstanding notes in fiscal 2007, 2006 and 2005 was $3.8 million, $4.1 million and $4.4 million, respectively. As a result of the impact of legal settlements including the American Express litigation (Note 20—Legal Matters)

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VLD I and VLD II are in default of certain performance covenants under the terms of the debt agreements at September 30, 2007 and the debt balance of $42.9 million has been classified as a current liability at that date. The loans may be called at the option of the lenders, in which case all unpaid principal, interest and prepayment fee would become due and payable. At September 30, 2007, the total prepayment fees are estimated to be approximately $5.4 million. The Company’s portion of the prepayment fee is estimated to be approximately $4.2 million.

Visa Resources charges the combined costs of facilities and equipment to the Company and Visa International based primarily upon the percentage of the total square footage occupied by each entity in the shared premises. In fiscal 2007, 2006 and 2005, the Company was allocated 83%, 83% and 81% of these expenses, respectively.

At September 30, 2007, combined total future minimum lease payments under non-cancelable operating leases with original terms of more than one year are listed below.

For the Years Ending September 30,	(in thousands)
2008	$2,895
2009	2,889
2010	2,848
2011	2,756
2012	183
Thereafter	—

Total lease commitments	$11,571

Vital Processing Services LLC

In 1996, Merchant Processing Holdings, Inc. (MPH) entered into a joint venture with Total System Services, Inc. (TSYS) to form Vital Processing Services LLC (Vital) in exchange for capital contributions of $4.0 million and software with a book value of $3.5 million. In January 2005, Visa U.S.A. and MPH entered into an agreement with TSYS to sell the Company’s 50% equity interest in Vital for a price of $95.0 million. The transaction closed on March 1, 2005. MPH’s 50% equity interest was zero at September 30, 2007 and 2006, respectively.

The $42.0 million difference between the sale price and the Company’s equity interest in Vital at the time of sale of $53.0 million was recognized as a gain and is included in Investment Income, Net in the Company’s consolidated statements of operations in fiscal 2005.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Facilities, Equipment and Software, Net

Facilities, equipment and software, net consisted of the following:

	At September 30,
	2007	2006
	(in thousands)
Land, buildings and improvements	$119,014	$88,358
Furniture, fixtures and leasehold improvements	32,848	42,511
Computer and other equipment	337,614	362,093
Software
Internally-developed	109,215	96,920
Purchased	139,652	101,757
Construction-in-progress	44,498	20,375

Total facilities, equipment and software	782,841	712,014
Less: accumulated depreciation and amortization	469,749	431,115

Facilities, equipment and software, net	$313,092	$280,899

In fiscal 2006, the Company terminated a software development project designed to develop an exception management solution for debit processing that would replace its legacy Transaction Exception System. The Company consolidated all exception management solutions under its Visa Resolve OnLine platform, a web-based transaction dispute management program. This decision eliminated the need for a separate platform for debit exception processing. As a result, the Company recognized an impairment charge of $3.5 million in May 2006 for work completed to date. At the time of this decision, the asset was still in development and included in construction-in-progress. The impairment charge is reflected in network, EDP and communications and professional and consulting fees on the Company’s consolidated statements of operations in fiscal 2006.

The Company entered into various equipment capital leases during 2005. The total amount capitalized was $11.1 million at September 30, 2005. Accumulated depreciation at September 30, 2007 and 2006 was $7.4 million and $3.5 million, respectively. The Company’s future obligations related to these capital leases are discussed in Note 19—Commitments and Contingencies.

In 2005, the Company identified certain components of its legacy Visa access point technology where future use of the components was unlikely due to anticipated routine upgrades of access point technology. As a result, the Company recognized a full impairment of $0.7 million for these components in network, EDP and communications on the Company’s consolidated statements of operations in fiscal 2005.

In 2005, the Company also identified data storage equipment that became obsolete due to adoption of a more cost-effective alternative to store this data. The Company did not have an alternative use for the equipment. As a result, the Company recognized a full impairment of $0.6 million in network, EDP and communications on the Company’s consolidated statements of operations in fiscal 2005.

Depreciation and amortization expense for facilities, equipment and software totaled $125.5 million, $123.4 million and $118.5 million in fiscal 2007, 2006 and 2005, respectively. Included in those amounts are amortization expense on internally developed software of $17.8 million, $20.1 million and $22.4 million in fiscal 2007, 2006 and 2005, respectively.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization of internally developed software is shown in the following table:

For the Years Ending September 30	(in thousands)
2008	$15,130
2009	10,497
2010	3,897
2011	1,805
2012	242

Total	$31,571

Note 10—Intangible Assets

On January 31, 2003 the Company entered into an exclusive ten-year licensing agreement with a member financial institution. The agreement granted Visa patent and know-how rights, which allowed the Company to market and distribute Mini Cards within the United States. The license granted was sub-licensable.

In June 2006 the Company assessed a low probability of future incremental cash flows from the Mini Card, given the Company’s strategic focus on developing next-generation payment platforms and services and minimal Mini Card issuance by Visa members at that time. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows.

As a result, the Company recognized an impairment charge of $13.2 million in June 2006 for the net carrying value of the asset. The expense was reflected in administrative and other on the Company’s consolidated statements of operations. Related amortization, also included in Administrative and Other, for the years ended September 30, 2007, 2006 and 2005 was $0.0 million, $1.5 million and $2.0 million, respectively.

At September 30, 2007 and 2006 the Company has no intangible assets (other than capitalized software) on its consolidated balance sheets.

Note 11—Accrued Liabilities

Accrued liabilities is comprised of the following:

	As of September 30,
	2007	2006
	(in thousands)
Accrued operating expenses	$188,863	$178,372
Accrued taxes	148,551	9,576
Member collateral	67,885	51,042
Deferred revenues	8,560	50,780
Accrued discounts	773	36,105
Restricted issuer liability	—	76,803
Accrued other	6,107	4,802

Total	$420,739	$407,480

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension plans, which provide for retirement benefits for Visa U.S.A. and Visa International employees residing in the United States. The benefits are based on years of service, age and the employee’s final three years of earnings; and for employees hired after September 30, 2002, the employee’s final five years of earnings. Pension plan expense is accrued as actuarially determined under the Projected Unit Credit Method. The funding policy is to contribute annually no less than the minimum and no more than the maximum amount that can be deducted for federal income tax purposes. The pension plan assets are invested in pooled and mutual funds.

The Company also sponsors a postretirement benefit plan that provides medical benefits for Visa U.S.A. and Visa International retirees and dependents who meet minimum age and service requirements. Benefits are provided from retirement date until age sixty-five. Retirees must contribute on a monthly basis for the same coverage that is generally available to active employees and their dependents. The Company’s contributions are funded on a current basis.

Pension Plan Amendment

In August 2007, the Company approved changes to the pension plan and began transitioning from a traditional final average pay formula to a cash balance benefits formula for determining pension benefits, effective January 1, 2008. The change to a cash balance benefit formula will take effect immediately for employees hired or rehired after December 31, 2007. However, for employees hired before January 1, 2008 (and not rehired thereafter), the current retirement plan benefit formula will be grandfathered for a three-year period. Grandfathered employees will continue to accrue benefits under their current retirement plan benefit formula and their accrued benefits at December 31, 2010 (the last day of the grandfather period), or the date they terminate employment, if earlier, will be preserved. After that date, employees will not accrue any additional benefits under the current retirement plan benefit formulas and all future benefit accruals will be under the cash balance benefit formula. The cash balance formula will provide contributions at a rate of 6% of eligible compensation. The plan amendment reduced the total plan benefit obligation by $123.9 million and reduced the fiscal 2007 net periodic benefit cost by $2.8 million, which represents 1/12th of the anticipated annual cost reduction since the amendment took place on September 1, 2007. The Visa U.S.A. share of the reduction to the total plan benefit obligation and fiscal 2007 net periodic pension cost was $96.6 million and $2.2 million, respectively. The plan amendment did not impact the postretirement benefit plan.

Pension Plan Settlements

At September 30, 2007 and 2006, excess pension plan obligations were settled totaling $0.9 million and $5.3 million, respectively. In connection with excess pension plan obligation settlements, the Company recognizes previously unrecognized net losses through settlement accounting as defined by SFAS No. 88, Employers’ Accounting for Settlement and Curtailment of Defined Benefit Pension Plans and for Termination Benefits. There were no settlement losses recognized in fiscal 2007 and $3.1 million and $12.5 million in fiscal 2006 and 2005, respectively. Visa U.S.A.’s share of pension plan settlement losses was $1.8 million and $8.9 million in fiscal 2006 and 2005, respectively. The net settlement losses on plan assets are recorded in personnel expense in the Company’s consolidated statements of operations.

Adoption of New Accounting Standard

At September 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)), which requires companies to recognize an asset or liability for the overfunded or underfunded status of their defined benefit pension and other postretirement benefit plans on their balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, SFAS 158 requires that the measurement date, the date at which benefit obligations and plan assets are measured, be the company’s fiscal year end.

The Company adopted the measurement date provisions of SFAS 158 at October 1, 2006, using the 15-month approach. Under this approach, Visa U.S.A. recorded an additional 3 months of net periodic benefit cost covering the period between the previous measurement date of June 30, 2006 and September 30, 2006. The benefit expense of $8.7 million, net of tax, was recorded as a reduction to beginning accumulated net loss at October 1, 2006. The Company will perform another measurement at October 1, 2007 to determine the net benefit expense that will be recorded in fiscal 2008.

The effects to Visa U.S.A. of applying the recognition and measurement-date provisions of SFAS 158 on individual line items in the Company’s consolidated balance sheets at September 30, 2007 are as follows:

	Prior to application of SFAS 158	SFAS 158 application adjustments	After application of SFAS 158
	(in thousands)
Current portion of deferred tax assets	$794,925	$88	$795,013
Deferred tax assets	464,286	6,340	470,626
Total assets	4,383,689	6,428	4,390,117
Accrued compensation and benefits	240,079	4,235	244,314
Other liabilities	107,512	17,516	125,028
Total liabilities	4,831,083	21,751	4,852,834
Minority interest	42,928	(4,318)	38,610
Accumulated net loss	(492,323)	(8,676)	(500,999)
Accumulated other comprehensive income (loss), net of tax	2,001	(2,329)	(328)
Total deficit	(490,322)	(11,005)	(501,327)
Total liabilities, minority interest, and equity	$4,383,689	$6,428	$4,390,117

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

The following tables provide an aggregate reconciliation of the benefit obligations, plan assets, funded status and amounts recognized in Visa U.S.A.’s and Visa International’s collective financial statements related to the regular retirement plan and the supplemental retirement plan (which primarily covers key executives) and those of the postretirement plan. The measurement date used for fiscal 2007 plan assets was September 30, 2007 and the measurement date used for fiscal 2006 plan assets was June 30, 2006.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(in thousands)
Change in Projected Benefit Obligation/Accumulated Plan Benefit Obligation:
Benefit obligation-beginning of year	$660,422	$714,968	$74,083	$67,125
Service cost	61,512	74,025	5,582	6,755
Interest cost	42,702	41,164	4,794	3,621
Plan amendments	(123,887)	—	—	—
Actuarial cost	28,954	(93,901)	(5,024)	(480)
Settlements	—	2,124	—	—
Benefit payments	(47,882)	(77,958)	(3,734)	(2,938)
Effect of change in measurement date	12,168	—	1,660	—

Benefit obligation-end of year	$633,989	$660,422	$77,361	$74,083

Accumulated pension benefit obligation	$571,931	$487,939	$—	$—

Change in Plan Assets:
Fair value of plan assets-beginning of year	$514,398	$493,538	$—	$—
Actual return on plan assets	71,129	39,257	—	—
Company contribution(1)	60,880	59,561	3,735	2,938
Benefit payments	(47,882)	(77,958)	(3,735)	(2,938)
Effect of early measurement date elimination	5,381	—	—	—

Fair value of plan assets-end of year	$603,906	$514,398	$—	$—

Funded status at end of year	$(30,083)	$(146,024)	$(77,361)	$(74,083)

(1)

Company contribution during fiscal 2006 is reflective of the pension plan year using the measurement date of June 30, 2006. Company contribution during 2007 is reflective of the change in measurement date for the pension plan year, which conforms the plan year to the Company’s fiscal year.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status at the end of September 30, 2006 and the related amounts recognized on the consolidated balance sheets are as follows:

	Pension Benefits September 30, 2006	Postretirement Benefits September 30, 2006
	(in thousands)
Funded Status:
Fair value of plan assets	$514,398	$—
Benefit obligations	660,422	74,083

Funded status	$(146,024)	$(74,083)
Unrecognized prior service cost	7,363	(16,321)
Unrecognized actuarial cost	141,661	25,203
Unrecognized transition (asset)/obligation	—	932
4th quarter contributions	461	—

Net amount recognized on balance sheet	$3,461	$(64,269)

Visa U.S.A. share of net amount recognized on balance sheet	$4,181	$(50,825)

Amounts recognized on the Visa U.S.A. consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Prepaid asset	$—	$4,181	$—	$—
Current liability	(929)	—	(3,306)	—
Noncurrent liability	(21,665)	—	(58,528)	(50,825)

	$(22,594)	$4,181	$(61,834)	$(50,825)

Amounts recognized in accumulated other comprehensive income, before tax, consist of:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net actuarial loss/(gain)	$115,330	$—	$17,460	$—
Prior service cost/(credit)	(116,565)	—	(10,497)	—

Total	$(1,235)	$—	$6,963	$—

Visa U.S.A. share of amount recognized in accumulated other comprehensive income	$(964)	$—	$5,528	$—

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2008 are as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
Actuarial (gain)/loss	$6,041	$1,215
Prior service (credit)/cost	(13,647)	(4,659)

Total	$(7,606)	$(3,444)

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets at September 30, 2007 and 2006 are as follows:

	Pension Benefits		Postretirement Benefits
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation, end of year	$8,971	$12,454	$—	$—
Fair value of plan assets, end of year	—	—	—	—
Projected benefit obligation in excess of plan assets
Projected benefit obligation, end of year	$633,989	$660,422	$77,361	$74,083
Fair value of plan assets, end of year	603,906	514,398	—	—

Components of Net Periodic Benefit Costs

Net periodic pension and other postretirement plan costs included the following components:

	Pension Benefits			Postretirement Benefits
	Fiscal
	2007	2006	2005	2007	2006	2005
	(in thousands)
Service cost	$61,512	$74,025	$62,369	$5,582	$6,755	$6,027
Interest cost	42,702	41,164	40,902	4,794	3,621	3,919
Expected return on assets	(36,436)	(36,133)	(30,539)	—	—	—
Amortization of:
Prior service (credit)/cost	(211)	1,011	1,011	(4,659)	(4,659)	(4,659)
Actuarial loss	8,321	17,317	11,197	2,176	1,804	1,851

Net periodic pension cost	$75,888	$97,384	$84,940	$7,893	$7,521	$7,138
Settlement charge	—	3,108	12,490	—	—	—

Total net benefit cost	$75,888	$100,492	$97,430	$7,893	$7,521	$7,138

Visa U.S.A. share of net periodic pension cost	$60,076	$75,431	$64,673	$6,480	$6,154	$5,749

Visa U.S.A. share of settlement charge	$—	$1,778	$8,944	$—	$—	$—

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actuarial Assumptions

Assumptions used in the accounting for the pension and postretirement plans on a weighted-average basis were as follows:

	Fiscal
	2007	2006	2005
Discount rate for benefit obligation
Pension	6.00%	6.23%	5.30%
Postretirement	5.99%	6.16%	5.00%
Net periodic benefit cost
Pension	6.23%	5.30%	6.25%
Postretirement	6.16%	5.00%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels for:
Benefit obligation	5.50%	5.50%	5.50%
Net periodic benefit cost	5.50%	5.50%	5.50%

Two of the principal components of the net periodic pension calculation are the discount rate on future liabilities and the expected long-term rate of return on plan assets.

The Company uses a “bond duration matching” methodology to calculate the discount rate. Under this approach, the discount rate is determined by projecting the plans’ expected future benefit payments, as defined for the projected benefit obligations, and by discounting those expected payments using an average of yield curves constructed based on a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

The expected long-term rate of return on plan assets is primarily based on the long-term historical risk and returns associated with each asset class within the portfolio. The expected return is weighted based on the targeted allocation and results in a return rate of 7.5%. The use of an expected long-term rate of return on plan assets may result in pension income returns that are greater or less than the actual returns on plan assets in any given year.

The expected long-term rate of return is intended to approximate the actual long-term rate of return over time. The Company generally holds the expected long-term rate of return constant so the pattern of income and expense recognition more closely matches the more stable pattern of services provided by employees over the life of the Company’s pension obligation. To determine if the expected rate of return is reasonable, the Company considers such factors as:

•	The actual return earned on plan assets,

•	Historical rates of return on the various asset classes in the plan portfolio,

•	Projections of returns on various asset classes, and

•	Current and prospective capital market conditions and economic forecasts.

Any difference between actual and expected plan experience, including asset return experience in excess of the larger of 10% of assets or liabilities, is recognized in the net periodic pension calculation over the expected average future working lifetime of the current employees, which is currently nine years.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumed annual rate of future increases in per capita cost of health benefits for the postretirement plan was 8% in fiscal 2007. The rate is assumed to decrease to 6% by 2009 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing the healthcare cost trend by 1% would increase the postretirement accumulated plan benefit obligation by $1.3 million and service and interest cost by $0.2 million. Decreasing the healthcare cost trend by 1% would decrease the postretirement accumulated plan benefit obligation by $1.2 million and the service and interest cost by $0.2 million.

Pension Plan Assets

The pension plan’s weighted-average asset allocations at September 30, 2007 and 2006 by asset category were as follows:

	Target Allocation	Target Allocation Range		Actual Allocation
Asset Class		Minimum	Maximum	2007	2006
Equity Securities	65%	50%	80%	66%	68%
Fixed Income	30%	25%	35%	29%	30%
Other	5%	0%	7%	5%	2%

Total	100%			100%	100%

Plan assets are managed with a long-term perspective to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the pension plan. Plan assets are managed by external investment managers. Investment manager performance is measured against benchmarks for each asset class on a quarterly basis. An independent consultant assists management with investment manager selections and performance evaluations. Plan assets are broadly diversified to minimize the risk of loss. The other category includes cash that is available to meet expected benefit payments and expenses.

Cash Flows

The following table presents the actual contributions made by the Company from its employer assets for fiscal 2007 and 2006:

	Total Pension Benefits	Visa U.S.A.’s Portion	Total Postretirement Benefits	Visa U.S.A.’s Portion
	(in thousands)
Actual employer contributions
Fiscal 2007	$60,880	$48,004	$3,735	$2,618
Fiscal 2006	55,250	43,286	2,938	1,987

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the expected cash flows for the pension and postretirement benefit plans follows:

		Visa U.S.A.’s Portion		Visa U.S.A.’s Portion
	Pension Benefits		Postretirement Benefits
	(in thousands)
Expected employer contributions
2008	$62,400	$48,400	$4,600	$3,300
Expected benefit payments
2008	$71,200	$54,200	$4,600	$3,300
2009	77,200	61,700	5,500	4,100
2010	82,700	66,700	6,300	4,800
2011	86,800	68,500	7,100	5,600
2012	83,600	66,600	7,800	6,200
2013-2017	364,300	288,200	46,100	37,400

Other Benefits

The Company participates in a defined contribution plan, which covers substantially all of its employees and Visa International employees residing in the United States. Personnel costs included $25.8 million, $24.1 million and $22.9 million in fiscal 2007, 2006 and 2005, respectively, for expenses attributable to the Company’s employees under the plan. The Company’s contributions to this plan are funded on a current basis and the related expenses are recognized in the period that the payroll expenses are incurred.

The Company has employee incentive plans under which cash awards may be made annually based on performance results. Personnel costs included $146.4 million, $106.1 million and $93.5 million in fiscal 2007, 2006 and 2005, respectively, for expenses attributable to the incentive plans. The fiscal 2007 amount includes an employee incentive of $26 million, representing the first installment of a special bonus plan of $51 million associated with Visa Inc. activities. The total incentive of $51 million vested 50% during fiscal 2007. The other 50% is payable in stock one year after the completion of an IPO of Visa Inc., if certain vesting requirements are met.

Note 13—Restricted Assets and Liabilities

Member Collateral

Under the corporate bylaws, the Company indemnifies issuing and acquiring member financial institutions for settlement losses suffered by reason of the failure of any other member to honor drafts processed in accordance with the Operating Regulations. To reduce this risk, the Company obtains collateral from member financial institutions, which would be used in the event of a member’s non-performance of its settlement obligations. This collateral is generally in the form of cash equivalents, securities and letters of credit. The Company held collateral as follows:

	At September 30
	2007	2006
	(in thousands)
Cash equivalents	$67,885	$51,042
Pledged securities at market	101,148	118,020
Letters of credit	92	92

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash equivalents are reflected in current assets and current liabilities on the Company’s consolidated balance sheets as they are held in escrow in the Company’s name. The pledged securities and letters of credit are held by third parties in trust for the Company and the members and have been excluded from the Company’s consolidated balance sheets.

Utilities Card Acceptance Program

In April 2005, the Company introduced a program that supports card product usage for selected utilities that meet certain acceptance standards. The program is funded by debit issuers at the time of settlement, to support efforts on their behalf to secure utility merchant acceptance and promote debit products usage. Under program rules, unused funds, if any, would be returned to debit issuers at the conclusion of the program.

In August 2006, the Company announced its intention to end the Utilities Card Acceptance Program in April 2007. In April 2007, the Company retired the program. Unused funds totaling $3.3 million were returned to issuers by September 30, 2007.

The balance for the program was $0 and $2.3 million at September 30, 2007 and 2006, respectively, and is reflected in cash and cash equivalents, investment securities and accrued liabilities on the Company’s consolidated balance sheets. Acceptance agreements sponsored by this retired program were included in volume and support incentives at October 1, 2007. See Note 19—Commitments and Contingencies.

Visa Check Card Acceptance Program

In January 2004, the Company introduced a program that supports Visa Check card usage and other business arrangements for selected merchants that meet certain acceptance standards. The program is funded by Visa Check card issuers at the time of settlement, to support efforts on their behalf to secure merchant acceptance and promote card usage. Under program rules, unused funds, if any, would be returned to issuers at the conclusion of the program.

In August 2006, the Company announced its intention to end the Visa Check Card Acceptance Program in April 2007. In April 2007, the Company retired the program. Unused funds totaling $24.5 million were returned to issuers by September 30, 2007.

The balance for the program was $0 and $74.5 million at September 30, 2007 and 2006, respectively, and is reflected in cash and cash equivalents, investment securities and accrued liabilities on the Company’s consolidated balance sheets. Acceptance agreements sponsored by this retired program were included in volume and support incentives at October 1, 2007. See Note 19—Commitments and Contingencies.

Cash Collateral for Standby Letter of Credit

In May 2004, the Company obtained an irrevocable standby letter of credit (Letter of Credit). The fully collateralized Letter of Credit was established as required by the First Amendment and Waiver to the Company’s Note Purchase Agreements for the benefit of the holders of the Company’s Series A and Series B Notes. During March 2006, certain financial covenant requirements under the First Amendment and Waiver to the Note Purchase Agreements were met. As a result, the Company was no longer obligated to retain a letter of credit. At September 30, 2007 and 2006, there is no cash collateral restricted as part of this standby letter of credit on the Company’s consolidated balance sheets.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Debt

The Company had outstanding debt as follows:

	At September 30
	2007	2006
	(in thousands)
4.64% Senior secured notes—Series A principal and interest payments payable quarterly, due 12/2007	$6,600	$33,000
5.60% Senior secured notes—Series B principal and interest payments payable quarterly, due 12/2012	35,700	42,500
Unamortized debt issuance costs	(1,020)	(1,881)

Total debt	$41,280	$73,619

In December 2002, the Company issued $200 million in Senior Secured Notes with maturity dates of five and ten years. The notes are collateralized by the Company’s Colorado facility, which consists of two data centers and an office building, in addition to processing assets and developed software. These assets are included in facilities, equipment and software, net on the Company’s consolidated balance sheets and have net carrying values of $132.3 million and $147.7 million, respectively, at September 30, 2007 and 2006.

In May 2004, the Company executed the First Amendment and Waiver to the Note Purchase Agreement (First Amendment) associated with these Senior Secured Notes. Under terms of the amendment, interest rates increased and a letter of credit was added to existing collateral. Interest rates increased from 4.64% to 5.39% on Series A Notes and from 5.60% to 6.35% on Series B Notes.

During the second quarter of fiscal 2006, certain financial covenant requirements under the First Amendment were met. As a result, at April 1, 2006 the interest rates on these Notes decreased from 5.39% to 4.64% on Series A Notes and from 6.35% to 5.60% on Series B Notes. In addition, the Company is no longer obligated to retain a letter of credit required under the First Amendment (Note 13— Restricted Assets and Liabilities). Certain other financial covenant requirements associated with net income, liquidity and sales are also no longer required.

The Senior Secured Series A and Series B Notes were classified as current on the Company’s consolidated balance sheets at September 30, 2007 because the Company was in default of certain financial performance covenants as a result of the American Express litigation settlement described in Note 20—Legal Matters. The Company is currently pursuing waivers of these covenants with its lenders. To the extent these are not available on acceptable terms, the Company has sufficient liquidity to pay off the debt.

The fair value of the Company’s debt is estimated based on the quoted market prices for similar issues. The estimated fair value of the Company’s debt at September 30, 2007 and 2006, after deduction of unamortized issuance costs, was $41.7 million and $73.7 million, respectively, which differs from the carrying amounts, after deduction of unamortized issuance costs, of $41.3 million and $73.6 million, respectively, included in the Company’s consolidated balance sheets.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Investment Income, Net

Investment income, net, is comprised of the following:

	For the Years Ended September 30,
	2007	2006	2005
	(in thousands)
Interest and dividend income on investment securities	$98,208	$66,857	$31,309
Gross realized gains on investment securities	4,346	1,521	7,882
Gross realized losses on investment securities	(530)	(48)	(150)
Gain on distribution from partnership investment	435	—	—
Gain on sale of joint venture (Note 8)	—	—	41,968

Investment income, net	$102,459	$68,330	$81,009

Note 16—Workforce Reduction

In November 2006, Visa U.S.A. announced plans to outsource certain data processing and development support functions over the course of fiscal 2007. This action was intended to help Visa U.S.A. better align personnel and contract staffing levels with fluctuating project demand. As a result of this strategy, Visa U.S.A. reduced the total number of employees of Visa U.S.A. by approximately 5% of Visa U.S.A.’s total workforce at December 31, 2006. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company incurred charges of $13.2 million during fiscal 2007. Most terminations were completed by the fourth fiscal quarter of 2007 while retention bonuses will continue to be paid through the third fiscal quarter of 2008 for certain employees who have been requested to render services until that time. Approximately $1 million in additional charges are expected in fiscal 2008, based upon current assumptions for the timing of employee terminations.

These costs are estimated based on the Company’s workforce reduction plan at the balance sheet date and are subject to adjustment. The Company regularly evaluates the adequacy of the remaining liabilities under its workforce reduction plan. Although the Company believes that these estimates accurately reflect the costs of its plan, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

Activity related to the workforce reduction is included in personnel expense on the Company’s consolidated statements of operations and in accrued compensation and benefits on the Company’s consolidated balance sheets as follows:

(in thousands)
Beginning balance, October 1, 2006	$—
Workforce reduction charges	13,241
Cash payments	(10,788)

Ending balance, September 30, 2007	$2,453

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Income Taxes

Income tax (benefit) expense consists of:

	For the Years Ended September 30
	2007	2006	2005
	(in thousands)
Current:
U.S. federal	$519,825	$234,895	$161,761
State and local	37,962	(15,187)	(60,295)

Total current taxes	$557,787	$219,708	$101,466

Deferred:
U.S. federal	(818,452)	33,750	(11,079)
State and local	(55,328)	(2,120)	92,909

Total deferred taxes	(873,780)	31,630	81,830

Total income tax (benefit) expense	$(315,993)	$251,338	$183,296

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	At September 30
	2007	2006
	(in thousands)
Deferred tax assets:
Accrued compensation and benefits	$30,851	$23,713
Investment securities, available-for-sale	—	620
Adjustment to initially apply SFAS 158 (Note 12)	1,333	—
Investments in joint ventures	37,237	29,700
Accrued litigation	1,311,023	369,590
Volume and support incentives—non-member	11,365	14,992
Volume and support incentives—member	706	18,172
Other	10,562	20,795

Total gross deferred tax assets	1,403,077	477,582
Less valuation allowance	—	—

Deferred tax assets	1,403,077	477,582

Deferred tax liabilities:
Facilities, equipment and software, net	(9,217)	(14,098)
Investment in Visa International	(100,296)	(68,901)
Investments securities, available-for-sale	(1,070)	—
State tax	(26,763)	(7,313)
Other	(92)	(66)

Total gross deferred tax liabilities	(137,438)	(90,378)

Net deferred tax asset	$1,265,639	$387,204

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total net deferred tax asset are included in the company’s consolidated balance sheets as follows:

	At September 30
	2007	2006
	(in thousands)
Current deferred tax assets, net	$795,013	$149,671
Non current deferred tax assets, net	470,626	237,533

Net deferred tax asset	$1,265,639	$387,204

The increase in the Company’s deferred tax assets during fiscal 2007 was primarily attributable to the tax benefits recorded associated with the American Express settlement and the recording of a liability under the guidelines of SFAS No. 5 related to the Discover litigation and other matters. For tax purposes, the deduction related to these matters will be deferred until the payments are made and thus the Company established a deferred tax asset of $778 million related to these payments, which was net of a reserve to reflect the management’s best estimate of the amount of the benefit to be realized. See Note 20—Legal Matters.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company purchased the stock of Inovant, Inc. on January 1, 2003. The fiscal 2007 and 2006 deferred tax assets and liabilities reflect the addition of deferred tax assets and liabilities from Inovant, Inc. A valuation allowance had previously been established for the state research and development credit carry-forwards acquired as part of the Inovant, Inc. transaction since the Company believed it more likely than not that those credits would not be realized. Based upon audit results related to research and development at the Federal level which impacted these credits, a corresponding adjustment had been made to the deferred tax asset and the associated valuation allowance on these underlying credits at September 30, 2005. In fiscal 2006, it was determined that it was not probable that the position that gave rise to the deferred tax asset relating to a state filing methodology would be sustainable. Accordingly, both the underlying deferred tax assets and the accompanying valuation allowance were reversed.

In fiscal 2006, the Company performed a historical analysis of its deferred tax assets and liabilities. As a result of this analysis, adjustments were made to deferred tax assets and liabilities. The net effect of the adjustments is approximately a $3.3 million increase to deferred tax assets, which is primarily attributable to fixed asset adjustments related to years prior to fiscal 2002.

In fiscal 2007, the Company adopted SFAS 158. The adoption of SFAS 158 conformed the pension and postretirement plans’ measurement date to the Company’s fiscal year end and resulted in an after tax equity charge of $8.7 million. The Company also recorded an after tax equity charge of $2.3 million to recognize the under-funded status of the plan. The adoption resulted in an increase to deferred tax assets of $6.4 million. See Note 12—Pension, Postretirement and Other Benefits.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) on net unrealized gains and losses on investment securities is recorded as a component of accumulated other comprehensive income and was $1.7 million, $1.5 million and ($3.2) million in fiscal 2007, 2006 and 2005, respectively.

The Company recorded a cumulative effect of change in accounting principle related to its investment in Visa International in fiscal 2005. A deferred tax liability was recorded related to the cumulative adjustment of approximately $54.1 million (Note 3—Cumulative Effect of Change in Accounting Principle).

The income tax (benefit) expense differs from the amount of income tax determined by applying the applicable U.S. Federal statutory federal income tax rate of 35% to (loss) income before income taxes as follows:

	For the Years Ended September 30
	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in thousands)
U.S. federal income tax	$(485,596)	35.0%	$252,636	35.0%	$159,686	35.0%
State income taxes, net of federal benefit	(11,288)	0.8%	(11,249)	(1.6%)	21,199	4.6%
Reserve for tax uncertainties related to litigation	180,322	(13.0%)	—	—	—	—
Other, net	2,203	(0.1%)	15,522	2.2%	5,298	1.2%
Minority interest—not subject to tax	(1,634)	0.1%	(5,571)	(0.8%)	(2,887)	(0.6%)

Income tax (benefit) expense	$(315,993)	22.8%	$251,338	34.8%	$183,296	40.2%

Income taxes payable of $146.8 million and $7.9 million are included in accrued taxes as part of accrued liabilities at September 30, 2007 and 2006, respectively. See Note 11—Accrued Liabilities. Income taxes receivable of $5.6 million are included in prepaid and other current assets at September 30, 2007 and 2006. There was no income tax receivable at September 30, 2007.

The difference in the state tax rate between fiscal 2006 and 2005 results primarily from partial results of a California examination relating to the proper application of a previously issued ruling from the state.

Note 18—Related Parties

The Company conducts business as a non-stock, non-assessable membership corporation. The principal members of Visa U.S.A. are approximately 1,600 financial institutions that participate directly in the Company’s payment programs. In addition, there are approximately 11,700 associate and participant members that participate in the Company’s payment programs through one or more principal members. As a membership corporation, the Company receives revenue from its members in the form of service fees, data processing fees and other fees, which is then used to create and support products and services that can be offered by the Company’s members to cardholders and merchants.

At September 30, 2007, the Company’s Board of Directors consisted of persons affiliated with various member financial institutions that were also the Company’s customers and persons who were deemed to be independent directors. The Company generated operating revenues of approximately $902.6 million or 25%, $808.1 million or 27%, and $884.4 million or 33% of total operating revenues from financial institutions and corporations represented on its Board of Directors in fiscal 2007, 2006 and 2005, respectively. The Company incurred costs of $11.2 million, $11.0 million and $4.3 million, or less than 1% of total operating expenses, for services provided by financial institutions and corporations represented on its Board of Directors in each of fiscal 2007, 2006 and 2005, respectively. These services primarily related to software maintenance and investment

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

custodial services. The Company owed approximately $1.0 million and $0.9 million to these parties and they owed the Company $52.1 million and $48.2 million at September 30, 2007 and 2006, respectively. In addition, the Company was in net liability positions of $10.5 million and $4.3 million at September 30, 2007 and 2006, respectively, attributed to volume and support incentive arrangements with these parties.

At September 30, 2007, the Company had one customer who had a representative serving as a member of the Board of Directors, which accounted for 10% or more of the Company’s net operating revenues in fiscal 2007, fiscal 2006 and fiscal 2005. Net operating revenues from this customer were $453.9 million or 13%, $408.3 million or 14%, and $344.5 million or 13% of net operating revenues in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, net operating revenue from a customer that did not have a representative serving as a member of the Board of the Directors also exceeded 10% of the Company’s net operating revenue. Net operating revenue from this customer was $383.9 million or 11% in fiscal 2007. This customer did not exceed 10% of net operating revenues in fiscal 2006 or 2005. No other customer accounted for 10% or more of the Company’s net operating revenues in fiscal 2007, 2006 or 2005.

Members of the Board of Directors who were not employees were compensated for their service to the Company. Directors who were also Visa employees did not receive any additional compensation for serving as a director.

In fiscal 2007 and fiscal 2006, retainers and fees paid to the Board of Directors were as follows: The chairman of the Board received an annual retainer of $30,000; independent directors received an annual retainer of $178,000; and all other directors received an annual retainer of $18,000. Member director committee chairs also received an additional $6,000 annual retainer. These retainers were paid quarterly. Directors also received a meeting fee of $6,000 for each board meeting they attended, $2,000 for each telephonic board meeting and committee meeting they attended, and $250 per hour for weekly board conference calls in which they participated. Total director retainers and fees for 18 meetings and weekly conference calls in 2007 was $2.5M. Total director retainers and fees for eight meetings in fiscal 2006 were $1.0 million.

During fiscal 2005, retainers and fees paid to the Board of Directors were as follows: The Chair of the Board received an annual retainer of $20,000 and all other directors received an annual retainer of $12,000. Directors also received a meeting fee of $2,000 for each board meeting they attended and $1,000 for each committee meeting they attended. Total director fees for seven meetings in fiscal 2005 were $0.5 million.

Visa U.S.A. operates a proprietary network, VisaNet, that links issuers and acquirers for transaction processing services. Processing services are provided through Visa’s majority-owned subsidiary, Inovant LLC. The Company provides processing and development services and various license and usage rights to Visa International, Visa Canada and Visa Europe, in accordance with service agreements with these entities. See Note 5—Visa International, Visa Canada, Visa Europe for additional information regarding transactions with these Visa entities.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Commitments and Contingencies

Operating Leases

The Company leases certain premises and equipment under non-cancelable operating leases with varying expiration dates. Total rent expense, excluding rent paid to Visa Resources, incurred by the Company was $39.2 million, $30.7 million and $32.5 million in fiscal 2007, 2006 and 2005, respectively. See Note 8—Investments in Joint Ventures. Future minimum commitments on remaining operating leases with original terms of more than one year are as follows:

	Premises	Equipment and License Agreements	Total
	(in thousands)
For the Years Ending September 30,
2008	$9,219	$22,342	$31,561
2009	8,244	11,821	20,065
2010	6,460	11,550	18,010
2011	4,379	937	5,316
2012	1,310	—	1,310
Thereafter	263	—	263

Total lease commitments	$29,875	$46,650	$76,525

In March 2003, the Company approved a data center strategy that included a plan to decommission one of its data centers by January 2007. In September 2006, the Company executed a lease termination agreement for the data center facility. The lease termination agreement provided for an expected lease termination date in January 2007 and revised the Company’s restoration obligations under the lease. In connection with the lease termination, the Company made a one-time lease termination payment of $5.0 million. The exit costs of $5.0 million were recorded in administrative and other in the consolidated statements of operations in fiscal 2006.

Capital Leases

The Company entered into capital leases for certain computer equipment during 2005. The Company is financing the acquisition of the underlying assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. Amortization charges for related assets are included in network, EDP and communications in the consolidated statements of operations. Future minimum payments under capital leases are as follows:

For the Years Ending September 30,	In Thousands
2008	$3,844
2009	—
2010	—
2011	—
2012	—
Thereafter	—

Future minimum lease payments	3,844
Less: imputed interest	104

Present value of net minimum lease payments	$3,740

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Volume and Support Incentives and Sponsorship Agreements

The Company has agreements with financial institutions and merchants for various programs designed to build payments volume and increase payment product acceptance. These agreements, which range in term from approximately 1 to 13 years, provide card issuance, marketing and program support based on specific performance requirements. These agreements are designed to encourage more customer business and to increase overall Visa-branded payment volume, thereby reducing unit transaction processing costs and increasing brand awareness for all Visa U.S.A. customers. Payments made and obligations incurred under these programs are included in current portion of volume and support incentives, volume and support incentives asset and volume and support incentive liability on the Company’s consolidated balance sheets. The Company’s obligation under financial institution and merchant agreements is amortized as a reduction to revenue over the period of benefit and recorded in volume and support incentives on the Company’s consolidated statements of operations. The expected reduction of future earnings resulting from volume and support incentives is estimated below under “Restricted Liabilities—Program Retirement.”

The Company is currently a party to other long-term contractual sponsorship arrangements ranging from approximately 3 to 6 years. These contracts are designed to help the Company increase Visa-branded card usage and payments volumes. Over the life of these contracts, the Company is required to make payments in exchange for certain advertising and promotional rights. Payments made and obligations incurred under these programs are included in prepaid and other current assets, other assets, and accrued liabilities on the Company’s consolidated balance sheets. Amortization for sponsorship agreements is recorded in advertising, marketing and promotion on the Company’s consolidated statements of operations. The expected reduction of future earnings resulting from sponsorship agreements is estimated as follows:

For the Years Ending September 30	In Thousands
2008	$18,170
2009	14,945
2010	8,902
2011	1,789
2012	905
Thereafter	556

Total sponsorship agreements	$45,267

Restricted Liabilities—Program Retirement

In April 2005, the Company introduced a program that supported card product usage for selected utilities that met certain acceptance standards. The program was funded by debit issuers at the time of settlement, to support efforts on their behalf to secure utility merchant acceptance and promote debit products usage. Under current program rules, unused funds were required to be returned to debit issuers at the conclusion of the program. The balance for this program was $0.0 million at September 30, 2007 and $2.3 million at September 30, 2006.

In January 2004, the Company introduced a program that supported Visa Check card usage and other business arrangements for selected merchants that met certain acceptance standards. The program was funded by Visa Check card issuers at the time of settlement, to support efforts on their behalf to secure merchant acceptance and promote card usage. Under program rules, unused funds were required to be returned to Visa Check card issuers at the conclusion of the program. The balance for this program was $0.0 million at September 30, 2007 and $74.5 million at September 30, 2006. These funds are included in cash and cash equivalents, investment securities and accrued liabilities on the Company’s consolidated balance sheets as appropriate.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2007, the Company retired both of these programs. Under program rules, remaining unused funds from these programs were returned to issuers at September 30, 2007. The volume and support incentives table below has been updated to include commitments under agreements sponsored by these retired programs. See Note 13—Restricted Assets and Liabilities.

The expected reduction of future earnings resulting from volume and support incentives, including acceptance agreements sponsored by the retired programs described above, is estimated as follows:

	Volume and Support Incentives Agreements(1)
For the Years Ending September 30	Financial Institutions	Merchants	Total
	(in thousands)
2008	$459,186	$288,362	$747,548
2009	468,688	257,142	725,830
2010	417,788	241,322	659,110
2011	348,002	240,312	588,314
2012	230,349	222,404	452,753
Thereafter	347,305	274,345	621,650

Total volume and support incentives	$2,271,318	$1,523,887	$3,795,205

(1)

The expected reduction of future earnings related to acceptance agreements sponsored by the retired programs described above is approximately $1.1 billion of the commitment for volume and support incentives.

In connection with these contractual commitments and sponsorship agreements described above, the Company has an obligation to spend certain minimum amounts for advertising and marketing promotion over the contract terms. The Company’s maximum advertising and marketing commitment through June 2013 is $85.9 million, which is not included in the table above. Certain volume and support incentives also require the Company to undertake marketing, promotional or other activities to support the overall activities of the contract and to maintain the member, merchant or sponsorship relationships.

Settlement Indemnification

Under the Visa U.S.A. bylaws, the Company indemnifies issuing and acquiring members for settlement losses suffered by reason of the failure of any other member to honor credit and debit drafts, travelers cheques, or other instruments processed in accordance with the Operating Regulations. Visa International is the Company’s settlement agent. Under the Visa International bylaws, the Company partially indemnifies Visa International from losses due to the failure of a member. The term and the amount of the indemnity are not limited. The Company is responsible for losses up to $1.0 million plus .003% of the Company’s payments volume for the year preceding the loss, or approximately $40.0 million in fiscal 2007. Excess worldwide losses are allocated among Visa entities based on their proportionate share of total payments volume.

The Company provides data processing services for deposit access products, including comprehensive support for the following payment products: the Visa Check card, Visa Buxx and the Interlink network. The Company also supports point-of-sale check service drivers at over 1,000 ATMs and provides gateway access to all major U.S. payment networks.

The Company is subject to settlement risk for credit and debit transactions due to the difference in timing between the payment transaction date and subsequent settlement. The Company has global risk management

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policies and procedures that include risk standards to provide a framework for managing the Company’s settlement exposure. To reduce the risk of settlement exposure, the Company obtains collateral from members, as needed, to ensure a member’s performance of its settlement obligations.

At September 30, 2007, management estimated its liability under credit and debit indemnification obligations by multiplying third-party estimates of the probability of bank failure by member average daily volumes and estimated average number of days to settle. The Company’s estimated settlement exposure amounted to $14.8 billion at September 30, 2007. The resulting probability-weighted value of the guarantee, after consideration of collateral held and estimated losses in the event of bank failure, was $0.4 million and $0.3 million in fiscal 2007 and 2006, respectively. These amounts are reflected in accrued liabilities on the Company’s consolidated balance sheets.

Member Advance Deposit Program

In September 2003, the Company introduced a Member Advance Deposit Program whereby members could choose to advance a deposit against their quarterly member service fees. As an incentive for member participation, the amount of the deposit was discounted at 6%. Any principal member of Visa U.S.A. could elect to participate in the Advance Deposit Program. All advance deposits under the program, totaling $536.4 million, were received by October 2003. One-sixteenth of the member’s total undiscounted deposit amount is applied as a credit against the next sixteen quarterly operating certificate fees otherwise payable to the Company, commencing with the first quarterly operating certificate filed subsequent to receipt of the member’s initial deposit. At September 30, 2007 and 2006, the balance of Member Deposits was $3.3 million and $137.4 million, respectively. Application of remaining Member Deposits to quarterly operating certificate fees payable will continue through December 2007.

Indemnification of Visa International

In conjunction with the Inovant, Inc. purchase on January 1, 2003 between Visa U.S.A. and Visa International, the Company agreed to indemnify Visa International in the event of future tax liability in connection with an adverse determination by a Taxing Authority resulting from the sale of stock of Inovant, Inc. The indemnification is effective for ten years and extends through thirty years or statute of limitations in the event of a tax extension for the year of the stock repurchase. Maximum potential future payments under the guarantee are difficult to assess due to the inability to predict future adverse tax determinations by a Taxing Authority and the absence of exposure limits. Management has assessed the probability of making such payments in the future as remote, based on current known facts. Consequently, the estimated maximum probability-weighted liability is considered immaterial and no liability has been accrued.

Indemnification of Real Estate Joint Ventures

In August 2004, VISA U.S.A. agreed with VLD I and VLD II that Visa U.S.A. would assume financial responsibility for any prepayment fee incurred by VLD I and VLD II in the event that Note Purchase Agreements of these organizations are called because of actions that are the sole responsibility of Visa U.S.A. Management has assessed the probability of making payment on the guarantee as remote, based on current known facts, and as such, no liability has been recorded. The total amount of the estimated pre-payment penalty in the event that the Note Purchase Agreements are paid before maturity is $5.4 million. The Company’s portion of the estimated pre-payment penalty is $4.2 million. See Note 8—Investments in Joint Venture.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holographic Magnetic Card Reimbursement

In January 2006, the Company introduced a new card design with holographic magnetic stripe technology as part of its global brand architecture initiative. Limited technical problems were noted with regard to the use of the card and therefore the Company advised its members to discontinue its manufacture and distribution. The Company is a committed partner to its financial institution customers and has established a reimbursement process for members and card vendors that have incurred production and issuance costs. The Company agreed to reimburse members for certain costs they incurred with regard to the manufacture and distribution of the holographic magnetic card design. Members had until December 31, 2006 to file their claims. The Company received a total of $14.0 million in valid claims and has paid substantially all valid claims at September 30, 2007.

Visa Extras

Visa Extras is a points-based rewards program administered by Visa U.S.A. and offered by members to their cardholders, which enables enrolled cardholders to earn reward points on qualifying purchases. The Company administers the program for participating members and contracts with a vendor to perform the rewards fulfillment and other functions. During the transition of fulfillment services to a new vendor in fiscal 2007, conversion issues arose which resulted in limited accessibility to the Visa Extras platform for participating members and cardholders for more than one month. During fiscal 2007, the Company recorded a charge of $5.7 million to remunerate impacted members for certain costs. These amounts are included as reductions to other revenues on the consolidated statements of operations for fiscal 2007 and in accrued liabilities on the consolidated balance sheets. The Company believes that these amounts accurately reflect the Company’s exposure for such expenses at the balance sheet date, but will regularly monitor the adequacy of the liability.

Note 20 —Legal Matters

Visa U.S.A. is a party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves related to these proceedings as at this time in the proceedings the matter does not relate to a probable loss and/or amounts are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position, or cash flows.

The Company’s litigation provision includes provisions of $2,652.8 million, $22.9 million and $132.3 million in fiscal 2007, 2006 and 2005, respectively. The fiscal 2007 and 2006 provisions are net of insurance recoveries received in those years of $2.0 million and $11.5 million, respectively. There was no insurance recovery in 2005. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet dates. The Company is presently involved in the matters described below and other legal actions, except for those disclosed below as resolved or settled. The Company will continue to review the litigation accrual and, if necessary, future adjustments to the accrual will be made.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to accrued litigation in fiscal 2007 and 2006:

	2007	2006
	(in thousands)
Balance at October 1	$999,703	$1,207,920
Provision for settled legal matters	1,940,830	34,385
Provision for unsettled legal matters	714,000	—
Bank co-defendants’ obligation to American Express(1)	185,000	—
Insurance recovery	(2,000)	(11,500)
Interest accretion on settled matters	74,959	91,583
Payments on settled matters	(230,500)	(322,685)

Balance at September 30	$3,681,992	$999,703

(1)

Visa Inc. will consolidate the initial payment to American Express (see discussion below) on behalf of the five co-defendant banks. The Company has recorded a corresponding receivable in prepaid and other current assets on the Company’s consolidated balance sheets at September 30, 2007.

Covered Litigation

Visa U.S.A. is party to certain legal proceedings discussed below, which the Company refers to as the covered litigation. The retrospective responsibility plan is designed to address potential liability under the covered litigation. Covered litigation means:

•	The Discover Litigation. Discover Financial Services Inc. v. Visa U.S.A. Inc., Case No. 04-CV-07844 (S.D.N.Y.), which we refer to as the Discover litigation;

•	The American Express Litigation. American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al., No. 04-CV-0897 (S.D.N.Y.), which we refer to as the American Express litigation;

•	The Attridge Litigation. Attridge v. Visa U.S.A. Inc. et al., Case No. CGC-04-436920 (Cal. Super.), which we refer to as the Attridge litigation;

•

The Interchange Litigation. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.) or MDL 1720, including all cases currently included in MDL 1720, any other case that includes claims for damages relating to the period prior to this offering that is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction and Kendall v. Visa U.S.A., Inc. et al., Case No. CO4-4276 JSW (N.D. Cal.), which we refer to collectively as the interchange litigation; and

•

any claim that challenges the reorganization or the consummation thereof; provided that such claim is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction.

Rule 2.10(e) Litigation

American Express/Discover

On October 4, 2004, Discover Financial Services, Inc. (Discover) filed an action against Visa U.S.A., Visa International and MasterCard International Incorporated (MasterCard) in United States District Court for the Southern District of New York. On November 15, 2004, American Express Travel Related Services Company,

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inc. (American Express) filed a similar action in the same court against Visa U.S.A., Visa International, MasterCard and certain of their member financial institutions. Both complaints sought treble damages and injunctive relief under Sections 1 and 2 of the Sherman Act, asserting that Visa’s bylaw 2.10(e) and MasterCard’s Competitive Programs Policy (CPP) prevented banks from issuing payment cards on the American Express and Discover networks. Discover also contends that Visa’s “Honor All Cards” rule reinforced the anticompetitive effects of bylaw 2.10(e).

Both lawsuits were assigned to the district court judge who presided in United States v. Visa (the DOJ Case), in which the Department of Justice challenged bylaw 2.10(e) and the CPP. In the DOJ Case, the court in 2001 enjoined Visa and MasterCard from enacting, enforcing, or maintaining any bylaw, rule, policy, or practice that prohibits members from issuing general purpose or debit cards on any other general purpose card network. In accordance with this court order, Visa U.S.A. repealed bylaw 2.10(e). The court deferred ruling on whether, or to what extent, it would give collateral estoppel effect in the American Express and Discover cases to factual findings made in the DOJ case.

The defendants moved to dismiss certain claims in the American Express and Discover cases. In the fall of 2005, the court granted MasterCard and Visa International’s motions to dismiss Discover’s attempted monopolization and monopolization claims against them, because Discover did not allege that either MasterCard or Visa International individually had sufficient market share to maintain these claims. The court denied Visa U.S.A.’s analogous motion, however, finding that Discover had alleged sufficient market share as to Visa U.S.A. The court also denied Visa and MasterCard’s motions to dismiss the plaintiffs’ debit card claims, ruling that the plaintiffs had properly alleged a debit card market. Visa’s motion to dismiss American Express’s exclusive-dealing claim was also denied.

Fact discovery is complete. At a hearing on April 25, 2007, the District Court for the Southern District of New York set a trial date of September 9, 2008 for both the American Express and Discover cases. The court also established deadlines and procedures for motions practice and expert discovery.

On June 7, 2007, Discover filed a Second Amended Complaint, which eliminated allegations related to the “Honor All Cards” rule, dropped attempted monopolization and monopolization claims against MasterCard and Visa International to conform to the court’s rulings on motions to dismiss and made technical changes to names of the plaintiffs. On July 24, 2007, American Express and Discover served expert reports seeking substantial damages. Expert reports were served jointly by Visa U.S.A., Visa International and the financial institution defendants on October 9, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” Visa U.S.A. recorded a litigation provision of $650 million related to the Discover matter at September 30, 2007.

On November 1, 2007, Visa Inc., Visa U.S.A. and Visa International entered into an agreement with American Express to resolve all current litigation between American Express and Visa U.S.A. and Visa International and the related litigation between American Express and U.S. Bancorp, Wells Fargo & Co., Washington Mutual, JPMorgan Chase & Co. and Capital One Financial Corp. Visa Inc.’s board of directors approved the settlement agreement on November 6, 2007 and American Express’s board of directors approved the agreement on November 7, 2007. Visa U.S.A. members approved the settlement on November 9, 2007.

Under the settlement agreement, American Express will receive maximum payments of $2.25 billion including $2.07 billion from Visa Inc. and $185 million from the five co-defendant banks. An initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from Visa Inc. and $185 million from the five co-defendant banks. Beginning March 31, 2008, Visa Inc. will pay American Express an additional amount of up to $70 million per quarter for 16 quarters, for a maximum total of $1.12 billion.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future payments discounted at 4.72% over the payment term of $1.9 billion are reflected in the litigation provision on the Company’s consolidated statements of operations for the fiscal year ended September 30, 2007 and in current and long-term accrued litigation on the Company’s consolidated balance sheets at September 30, 2007. The settlement will be funded by the members of Visa U.S.A. through Visa Inc.’s retrospective responsibility plan, a series of agreements with U.S. financial institutions to fund the financial obligations of certain litigation, including the American Express litigation covered by this settlement agreement.

Attridge

On December 8, 2004, a purported consumer class action was filed against Visa U.S.A., Visa International and MasterCard in California state court (Attridge). The complaint asserted claims under California’s Cartwright Act and Unfair Competition Law, based in part on Visa’s former bylaw 2.10(e). The Cartwright Act claim, however, was dismissed in May 2006. On October 4, 2006, the court approved a plan for initial discovery, which is now proceeding. No trial date has been set. On December 14, 2007, the plaintiff amended this complaint to add Visa Inc. as a defendant. No new claims were added to the complaint.

Interchange Litigation

Kendall

In October 2004, a class action was filed in United States District Court for the Northern District of California against Visa U.S.A., MasterCard and several banks (Kendall). The Kendall class purported to represent all merchants that accept Visa- or MasterCard-branded payment cards, and alleged, among other things, that the setting of interchange is unlawful under Section 1 of the Sherman Act. In addition to money damages, the plaintiffs sought to enjoin Visa and MasterCard from setting interchange rates and from allegedly negotiating merchant discount rates with certain merchants. The plaintiffs filed an amended complaint in April 2005 and stipulated that the suit related only to conduct taking place after January 1, 2004.

On July 25, 2005, the court granted defendants’ motions to dismiss the amended complaint with prejudice. Plaintiffs filed an appeal to the Ninth Circuit Court of Appeals on August 10, 2005. The Ninth Circuit heard oral argument on the plaintiffs’ appeal on June 11, 2007. No ruling has been issued.

Multidistrict Litigation Proceedings (MDL)

In fiscal 2005 and 2006, approximately fifty lawsuits—most of which were asserted as purported class actions—were filed on behalf of merchants who accept payment cards against Visa U.S.A., Visa International, MasterCard and other defendants. Plaintiffs allege that defendants violated federal and state antitrust laws by setting interchange rates (among other claims, as described below). The suits seek treble damages for alleged overcharges in merchant discount fees, as well as injunctive and other relief.

On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order establishing a MDL in the Eastern District of New York. The Honorable John H. Gleeson was assigned to coordinate pretrial proceedings in the cases transferred to the MDL. On April 24, 2006, a consolidated amended class action complaint was filed, which supersedes the class action complaints filed previously. One additional class action was filed after the date of the consolidated class complaint; it has been conditionally transferred to MDL 1720 but has not yet been made part of the consolidated class. Visa U.S.A. is a defendant in the consolidated class action complaint and nine additional complaints filed on behalf of individual plaintiffs.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated class action complaint alleges that the setting of interchange violates Section 1 of the Sherman Act; that Visa’s “no surcharge” rule and other alleged Visa rules violate Section 1 of the Sherman Act; and that the rules and interchange together constitute monopolization, violating Section 2 of the Sherman Act and California’s Cartwright Act. The consolidated class action complaint further asserts that Visa ties “Payment Guarantee Services” and “Network Processing Services” to “Payment Card System Services” and engages in exclusive dealing, both in violation of Section 1 of the Sherman Act and that offline debit interchange violates Section 1 of the Sherman Act and California’s Cartwright Act.

The individual complaints include similar claims and also allege that Visa impermissibly ties services for “Premium Credit Cards” to services for other Visa-branded payment cards.

On June 9, 2006, Visa answered the consolidated class action complaint and moved to dismiss in part, or strike, claims for pre- January 1, 2004 damages. On July 10, 2007, pursuant to a joint request by the parties, the court entered an amended scheduling order extending the deadline for fact discovery to June 30, 2008, expert discovery to February 20, 2009 and the deadline for completion of all summary judgment and other pretrial motions to March 27, 2009. No trial date has been set.

On September 7, 2007, the Magistrate Judge in MDL 1720 issued a Report and Recommendation to the District Court recommending that the District Court grant the defendants’ motion to dismiss the putative class plaintiffs’ claims for damages incurred prior to January 1, 2004. On October 12, 2007, the Magistrate Judge granted putative class plaintiffs’ request to brief the issue of whether the Report and Recommendation would affect the claims of non-party members of the putative class who opted out of the In re Visa Check/ MasterMoney Antitrust Litigation class action. Following the submissions, the Magistrate Judge declined plaintiffs’ request to advise on that issue. Putative class plaintiffs filed objections to the Report and Recommendation on November 14, 2007, and defendants filed their responses to those objections on December 13, 2007.

Retailers’ Litigation

Retailers’ Litigation

In 1996, a merchant class action was filed in United States District Court for the Eastern District of New York alleging that Visa’s “Honor All Cards” rule and MasterCard’s analogous rule violated federal antitrust laws (In re Visa Check/MasterMoney Antitrust Litigation, or Retailers’). On June 4, 2003, a settlement agreement was executed. Visa agreed to modify its “Honor All Cards” rule such that, effective January 1, 2004, a merchant may accept only Visa check cards, only Visa credit cards, or both. Visa also agreed to pay approximately $2.0 billion to the merchant class over ten years, among other things. The court approved the settlement on December 19, 2003.

Several objectors appealed the district court’s approval of the settlement agreement. In January 2005, the Second Circuit Court of Appeals affirmed the district court’s ruling. The Court of Appeals held that the settlement releases all claims that were or could have been asserted by the class through December 31, 2003, including claims challenging interchange and bylaw 2.10(e). As such, other pending cases challenging interchange and bylaw 2.10(e) were released by the settlement. A petition for rehearing was denied on March 1, 2005, as was a petition for writ of certiorari to the United States Supreme Court. Settlement funds are now being distributed to the class.

Plaintiffs in one action challenging interchange (Reyn’s Pasta Bella, filed in 2002) appealed the Northern District of California’s dismissal of its case based on the release in the Retailers’ settlement agreement. The

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ninth Circuit Court of Appeals heard argument on December 7, 2005 and affirmed the district court’s dismissal on March 27, 2006.

U.S. Government Litigation

In January 2006, the United States made a monetary claim against the settlement fund that was established in connection with the settlement of the Retailers’ Litigation in December 2003. The United States was not a class member, but asserted equitable arguments as a “merchant” on behalf of its agencies and instrumentalities accepting Visa or MasterCard cards. After the claims administrator denied the government’s claim, the government appealed the decision to the federal court that has retained jurisdiction to resolve disputes relating to administration of the Retailers’ settlement fund. On December 29, 2006, a settlement agreement was reached whereby Visa U.S.A. and MasterCard International Incorporated together will pay the U.S. government $3.5 million and the government’s claim against the Retailers’ settlement fund will be capped and reduced by 66%. Visa U.S.A.’s portion of the agreement is $2.0 million. The settlement also provides Visa U.S.A. with a full release from the U.S. government for all interchange and “honor all cards”-type claims accruing prior to January 1, 2004. The District Court entered an order approving the settlement on February 28, 2007.

Retailers’ “Opt-Outs”

Several merchants who “opted-out” of the Retailers’ class action asserted similar claims against Visa U.S.A. These cases were consolidated for pretrial proceedings (MDL 1575) before the United States District Court for the Eastern District of New York. Visa U.S.A. has settled all but one of these suits, and as a result, recorded a pre-tax charge of $19.8 million during the nine months ended June 30, 2005. The sole remaining “opt-out” matter is GMRI. In GMRI, the plaintiff contends that it can pursue a motion for partial summary judgment previously filed by the settling “opt-out” merchants.

On May 14, 2007, GMRI, Inc. sought to amend its complaint and consolidate the case with Multidistrict Litigation 1720. Visa U.S.A., Visa International and several of their member banks named as defendants in Multidistrict Litigation 1720 opposed the plaintiff’s motion. On June 1, 2007, the plaintiff withdrew its request.

On June 22, 2007, GMRI, Inc. filed suit against Visa International and various member banks of Visa U.S.A. and/or Visa International in the U.S. District Court for the District of Minnesota, alleging both the merchant opt-out claims at issue in GMRI, Inc.’s suit against Visa U.S.A. and a number of the claims set forth in the class complaint filed in Multidistrict Litigation 1720 relating to interchange and Visa rules. In December 2007, GMRI, Inc. and Visa U.S.A. agreed in principle to resolve the claims brought against Visa U.S.A. and Visa International through binding mediation.

“Indirect Purchaser” Actions

Forty so-called “indirect purchaser” actions stemming from the Retailers’ litigation have been filed against Visa and MasterCard in nineteen states and the District of Columbia. In these actions, the plaintiffs purport to represent classes of residents of one or more states who purchased goods at merchants that accepted Visa- or MasterCard-branded payment cards. They claim to have paid higher prices as a result of the purported “tying” and other alleged anti-competitive conduct at issue in the Retailers’ litigation. The plaintiffs assert claims under state antitrust statutes, state consumer protection statutes and common law.

Cases in fifteen jurisdictions were dismissed by the trial court and the plaintiffs declined to pursue an appeal. The parties are awaiting a decision on Visa U.S.A.’s motion to dismiss in New Mexico.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The action in Iowa was dismissed by the trial court and subsequently went under plaintiff’s appeal. On June 22, 2007, the Supreme Court of Iowa unanimously affirmed the lower court’s dismissal of the action against Visa U.S.A.

On June 29, 2007, the Superior Court of the District of Columbia granted Visa U.S.A.’s motion to dismiss.

In the California cases, consolidated before the Superior Court for the State of California in the City and County of San Francisco, Visa U.S.A. filed a motion for judgment on the pleadings based upon California Proposition 64, which limits a plaintiff’s standing to bring claims under Section 17200. After oral argument, the court denied Visa U.S.A.’s motion on March 6, 2007. The California Court of Appeal rejected a petition seeking immediate review of that decision on June 7, 2007. On July 24, 2007, a case management conference was held at which the court permitted certain further discovery and agreed to address plaintiffs’ proposed motion for collateral estoppel with respect to certain elements of a “tying” claim based on statements in the decision on cross-motions for summary judgment in In re Visa Check/MasterMoney Antitrust Litigation, No. 96-5238 (E.D.N.Y.). At a case management conference on October 31, 2007, the court denied the plaintiffs’ collateral estoppel motion and set a new case management conference for January 18, 2008.

In West Virginia, the action was brought against Visa U.S.A. by West Virginia’s attorney general as parens patriae for West Virginia consumers. The court denied Visa U.S.A.’s motion for summary judgment. Visa U.S.A. answered the West Virginia complaint on February 14, 2006 and the parties began discovery. On April 10, 2007, the court issued a stay of discovery pending its ruling on an antitrust standing issue. On April 27, 2007, the parties reached an agreement in principle to settle all claims against Visa U.S.A. In connection with this agreement, the Company recorded a provision of $12.8 million for the settlement, which is included in amounts discussed below.

In fiscal 2007, 2006 and 2005, the Company recorded charges related to the Retailers’ settlement and other merchant litigation matters of $149.8 million, $79.6 million and $117.8 million, respectively, which are reflected in the litigation provision and interest expense on the Company’s consolidated statements of operations. The primary component of fiscal 2007, 2006 and 2005 charges was accretion expense of $71.0 million, $79.6 million and $98.0 million, respectively, recorded on the Retailers’ settlement and other merchant litigation matters, which had been discounted at 7.25% over the payment terms. Relating to these matters, cash payments of $202 million, $211 million and $268 million, were made in fiscal 2007, 2006 and 2005, respectively.

Settlement Service Fee Litigation

On September 23, 2003, MasterCard filed papers in the United States District Court for the Southern District of New York alleging that Visa U.S.A.’s bylaw 3.14, the Settlement Service Fee (SSF), does not comply with the terms of the injunction issued in the DOJ Case. In December 2003, the court denied MasterCard’s motion on jurisdictional grounds. MasterCard re-filed its challenge to the SSF on January 10, 2005, seeking repeal of bylaw 3.14 and a court order giving certain Visa debit issuers the right to rescind all or part of Visa debit Partnership agreements entered into since the SSF was enacted. A court appointed Special Master conducted an evidentiary hearing in December 2005.

On July 7, 2006, the Special Master submitted confidential findings of fact and conclusions of law to the court. Visa and MasterCard filed under seal objections and alternative motions to adopt or modify the Report. The court held a hearing on April 23, 2007 and considered MasterCard’s request for an order repealing the SSF and giving certain issuers an opportunity to terminate their agreements early.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 7, 2007, the court issued an Opinion and Order holding that the Settlement Service Fee violated the final judgment in the Department of Justice litigation at October 15, 2004. On June 15, 2007, the court issued an Amended Opinion and Order, clarifying the remedy in the ruling. First, the court ordered Visa U.S.A. to repeal the Settlement Service Fee bylaw. Second, the court gave any Visa U.S.A. debit issuer subject to the Settlement Service Fee prior to its repeal who entered into an agreement that includes offline debit issuance with Visa U.S.A. on or after June 20, 2003 the right to terminate its agreement, provided that the issuer has entered into an agreement to issue MasterCard-branded debit cards and the issuer repays to Visa U.S.A. any unearned benefits or financial incentives under its Visa U.S.A. agreement. On June 13, 2007, the parties entered into an agreement to toll the statute of limitations on certain potential claims MasterCard may have against Visa U.S.A. in connection with the Settlement Service Fee.

Pursuant to the court’s order, the settlement service fee bylaw was rescinded as of the effective date of the order. On June 29, 2007, Visa U.S.A. filed a notice of appeal to the Second Circuit Court of Appeals. Visa U.S.A. also sought a stay pending appeal as to the remainder of the court’s remedy, which the District Court denied on August 7, 2007.

On August 17, 2007, Discover Financial Services and DFS Services LLC moved the District Court to intervene in the SSF matter. Discover also sought to have the District Court modify its June 15, 2007 order to (1) extend the contract termination remedy to issuers entering into agreements with Discover; and (2) void certain provisions of Visa’s debit agreements. On September 10, 2007, American Express filed a motion seeking to intervene if the court were to grant Discover’s motion to intervene. The District Court denied Discover’s motion and declared American Express’s motion moot on October 12, 2007.

On September 11, 2007, Discover filed a motion to intervene in the SSF case in the Second Circuit and asked the Second Circuit to remand the case to the District Court. Visa U.S.A. opposed Discover’s motion. Briefing is complete but no decision has been issued by the Second Circuit.

Currency Conversion Litigation

State Litigation

In 2000, a “representative” action was filed in California state court against Visa U.S.A. and Visa International in connection with Visa’s practice of charging its members a 1% “currency conversion fee” when a U.S. cardholder purchases goods or services in a foreign currency and the disclosure of that fee (Schwartz). Plaintiffs claimed Visa’s currency conversion practices violated California Business & Professions Code Section 17200 and sought injunctive relief and restitution.

Four additional California state currency conversion class actions were filed against Visa U.S.A. and Visa International. Shrieve and Castro alleged that Visa had a duty to inform cardholders using debit cards overseas of the existence of the 1% currency conversion fee that Visa charges its members. Mattingly alleged Visa had a duty to inform cardholders using credit cards overseas of the existence of the 1% currency conversion fee. Baker challenged Visa International’s calculation of currency conversion rates and the disclosure of those rates. All plaintiffs sought restitution and injunctive relief.

Federal Multidistrict Litigation (MDL)

A federal MDL currency conversion lawsuit alleged, inter alia, price-fixing violations against Visa U.S.A., Visa International and a number of banks arising out of the 1% currency conversion fee Visa charges to members and the optional issuer fees that issuers may charge cardholders. In March 2005, the court held that plaintiffs with

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valid arbitration agreements cannot go forward in court and must proceed with arbitration instead. Those plaintiffs are appealing the ruling.

Federal Multidistrict Litigation & State Litigation

On July 20, 2006, the parties executed a settlement agreement to resolve all federal MDL and state claims, including those on appeal. Under the agreement, the defendants collectively will pay $336.0 million to create a settlement fund to pay monetary claims by eligible cardholders, the costs of administering the settlement and notice to cardholders and any court-approved fees and expenses to attorneys for the class and awards to the class representatives. Visa’s portion of the settlement fund is $100.1 million. Visa and MasterCard will pay an additional $32.0 million to resolve the claims in the Schwartz matter; Visa’s share is $18.6 million. The settlement agreement also includes provisions relating to disclosures on billing statements and other documents. The settlement agreement has been preliminarily approved by the United States District Court for the Southern District of New York.

Notice of the settlement began in 2007. In view of concerns raised by putative class members, the U.S. District Court for the Southern District of New York appointed a Special Master to work with the parties to review and amend, as appropriate, the plan for class notice and distribution of the settlement fund and to determine whether the proposed settlement agreement is fair, adequate and reasonable with respect to all class members. The Special Master submitted his report on or about July 10, 2007 and recommended that the plan for notice and distribution of the fund be modified. On August 13, 2007, the court issued an order approving the claims procedure recommended by the Special Master. On September 24, 2007, the court issued an order approving the revised notices, claim forms and settlement schedule submitted by the parties. Revised notices and claim forms will be mailed to identified class members in late November 2007 and a revised publication notice will run in late November and early December. Class members will have until February 14, 2008 to object to or opt-out of the settlement. The Court moved the hearing on entry of Final Judgment and Order of Dismissal to March 31, 2008.

District of Columbia Civil Investigative Demand

On January 5, 2007, the Office of the Attorney General for the District of Columbia issued a Civil Investigative Demand (“CID”) to Visa U.S.A. seeking information regarding a potential violation of Section 28-4502 of the District of Columbia Antitrust Act. The D.C. Attorney General’s office is coordinating parallel investigations by the Attorneys General of New York and Ohio. The CID seeks documents and narrative responses to several interrogatories and document requests, which focus on PIN debit. Visa U.S.A. continues to cooperate with the Attorneys General in connection with the CID.

U.S. Department of Justice Civil Investigative Demands

On September 26, 2007, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand, or “CID,” to Visa U.S.A. seeking information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID seeks documents, data and narrative responses to several interrogatories and document requests, which focus on PIN debit and Visa’s No Signature Required program.

On September 27, 2007, the Division issued a second CID to Visa U.S.A., also seeking information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID seeks documents in response to several requests, which focus on Visa U.S.A.’s agreements with banks that issue Visa debit cards. Visa U.S.A. is cooperating with the Division in connection with both CIDs.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation

First Data Litigation

In April 2002, Visa U.S.A. filed a complaint against First Data Corporation, First Data Resources, Inc. and First Data Merchant Services Corporation (collectively, First Data) in United States District Court for the Northern District of California. The action was based on First Data’s attempt to implement, without Visa’s prior approval, a “private arrangement” among Visa members by which First Data would authorize, clear and settle Visa transactions, bypassing VisaNet. Visa asserted trademark and related contract claims and sought declaratory relief, injunctive relief and damages. First Data filed counterclaims in November 2002, alleging that Visa violated federal and state antitrust laws by banning private arrangements. First Data also asserted common law contract and tort claims and a claim under California state consumer protection law. In August 2004, First Data filed amended counterclaims, adding a “concerted refusal to deal” claim under federal antitrust laws and expanding the market definition to include “debit card network processing services.”

On July 5, 2006, the parties signed a confidential settlement agreement, pursuant to which First Data will transition existing private arrangements between itself and Visa member financial institutions onto VisaNet. Both parties’ claims were dismissed with prejudice on July 6, 2006.

Parke Litigation

On June 27, 2005, a purported merchant and consumer class action was filed in California state court against Visa International, Visa U.S.A., MasterCard, Merrick Bank and CardSystems Solutions, Inc. (Parke). The complaint alleges that Visa’s failure to inform cardholders of a security breach at CardSystems Solutions, Inc. in a timely manner constitutes an unlawful and/or unfair business practice under California’s Unfair Competition Law and violates California privacy law. The court denied the plaintiffs’ application for a temporary restraining order, except with respect to the defendants’ retention of affected account-identifying information and for a preliminary injunction. In September 2005, the court dismissed the claims brought by the merchants and on November 18, 2005, the defendants answered the remaining claims.

CardSystems Solutions, Inc. filed for bankruptcy in United States District Court for the District of Arizona in May 2006. The Parke plaintiffs removed the case to United States District Court for the Northern District of California on August 10, 2006 and then sought to transfer the case to federal court in Arizona. Visa and MasterCard moved for remand to state court. On October 11, 2006, the court granted the defendants’ motion for remand and denied the plaintiffs’ motion to transfer the case. The parties are currently engaged in settlement negotiations. The potential settlement amount is not considered material to the Company’s consolidated financial statements.

Debit Hold Litigation

On July 23, 2004, a purported class action was filed against Visa U.S.A. in United States District Court for the District of South Carolina, asserting claims of conversion, civil conspiracy and negligence (Lemacks). The plaintiff alleged that Visa directed, allowed, or conspired with banks and restaurants to place holds on her account in an amount exceeding the purchase price of the meals. The plaintiff sought compensatory and punitive damages, disgorgement of profits allegedly realized and an injunction prohibiting the practice. In December 2005, the parties executed a settlement agreement to resolve all claims and the case was dismissed.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSW Litigation

On August 17, 2004, PSW Inc.—a defunct company that processed credit card information for Internet merchants—sued Visa U.S.A., MasterCard, First Financial Bank and First Data Merchant Services in United States District Court for the District of Rhode Island. Among other things, the complaint alleged that Visa and MasterCard exercised monopoly power to exclude competition unreasonably, resulting in higher prices for network services and excessive fines and penalties. In July 2006, the parties executed a settlement agreement to resolve all claims in this matter. The settlement was approved by the receivership court and the case was dismissed on September 19, 2006.

CLI Litigation

In June 2003, a lawsuit was filed in California state court against Visa and MasterCard challenging certain corporate risk policies related to chargebacks. As to Visa, the plaintiff claims that fines and fees assessed pursuant to Visa’s programs monitoring acquirers whose merchants have excessive chargebacks violate California’s Unfair Competition Law. Purporting to act on behalf of all merchants that accept Visa- or MasterCard-branded cards, the plaintiff seeks restitution of the fees and injunctive relief.

In December 2005, the court vacated all deadlines pending disposition of the Proposition 64 cases before the California Supreme Court. After the Supreme Court found Proposition 64 applicable to pending cases, the trial court gave the plaintiff until November 6, 2006 to amend the complaint or have the action dismissed. On August 23, 2006, Visa filed a motion to dismiss based on Proposition 64. The plaintiff elected not to pursue the case further and in November 2006 the parties filed a stipulated judgment dismissing the case with prejudice.

ATM Exchange Litigation

On November 14, 2005, ATM Exchange sued Visa U.S.A. and Visa International in United States District Court for the District of Ohio. The plaintiff asserts claims of promissory estoppel, negligent misrepresentation and fraudulent misrepresentation, alleging that Visa’s “deferment” of a deadline for meeting heightened ATM data encryption testing and approval standards harmed the plaintiff by reducing demand for its ATM upgrade solution.

The parties have engaged in written discovery, party and third-party depositions and expert discovery. On June 29, 2007, Visa U.S.A. and Visa International filed motions for summary judgment on liability and damages. On July 30, 2007, the court vacated the tentative September 2007 trial date. The court indicated that it would set another trial date, if necessary, in its forthcoming ruling on the motions for summary judgment.

TCF Financial Corporation Litigation

On April 26, 2006, TCF Financial Corporation (TCF) filed an action in Delaware Chancery Court against Visa U.S.A. and its Board members, seeking to enjoin Visa’s annual meeting, Visa’s proposed restructuring and the filing of an amended Certificate of Incorporation and amended bylaws. TCF also sought declaratory relief with respect to its breach of fiduciary duty claim, which is based on disclosures made in the proxy statement and corporate governance changes within the corporate restructuring. The parties reached a confidential agreement in November 2006 pursuant to which all claims were dismissed with prejudice.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lampone Litigation

On May 23, 2006, an action was filed against Visa U.S.A., U.S. Bancorp, eFunds and Wildcard in California state court on behalf of a putative class of California consumers who were enrolled in the Visa Buxx service and were assessed an “overdraft” fee by U.S. Bancorp. Asserting claims under California Business & Professions Code Section 17200 and the California Consumer Legal Remedies Act, the plaintiff alleges that the defendants failed to disclose that a Visa Buxx cardholder can overdraw the Visa Buxx card and that the cardholder could be assessed an overdraft fee. The plaintiff seeks injunctive relief, restitution and disgorgement.

On May 4, 2007, the parties executed a confidential agreement to settle the case and dispose of all claims. The settlement amount is not considered material to the Company’s consolidated financial statements. On May 30, 2007, the court approved the parties’ settlement agreement and dismissed the case in its entirety with prejudice.

Harding Litigation

In May 2003, Retailers National Bank filed a collection action in California state court against a cardholder for credit card debts incurred as a result of her Internet gambling (Harding). In August 2003, the cardholder filed a cross-complaint against Visa U.S.A., Visa International, other payment card companies and several banks, alleging violations of California’s unfair competition statute; state and federal gambling laws; California’s public policy against the collection and enforcement of gambling debts; and the USA PATRIOT Act’s prohibition on transferring funds intended to be used to support unlawful activity. Only injunctive relief is sought against Visa U.S.A.

Visa has not yet answered the cross-complaint. In September 2006, the U.S. Congress passed legislation concerning Internet gambling that may affect the cross-complainant’s ability to seek injunctive relief. The parties are currently engaged in settlement negotiations. The potential settlement amount is not considered material to the Company’s consolidated financial statements.

AAA Antiques Mall

On November 13, 2007, a putative class action lawsuit was filed in Maryland state court against Visa U.S.A., MasterCard Worldwide and Discover Financial Services. Plaintiff AAA Antiques Mall, Inc. alleges that “credit card fees” assessed by defendants as to the state tax portion of a sales transaction constitute unjust enrichment and/or intentional misrepresentation. At this time, it is too early to make any reasonable evaluation of the claims alleged.

Intellectual Property Litigation

Safeclick, LLC

In December 2003, Safeclick, LLC sued Visa U.S.A. and Visa International in United States District Court for the Northern District of California for patent infringement. Safeclick alleged that the “Verified by Visa” program (VbV), which authenticates the identity of a cardholder in an Internet transaction, infringes two claims of Safeclick’s “Electronic Transaction Security System” patent. Safeclick indicated that it would seek “reasonable royalty” damages and injunctive relief.

On December 14, 2005, the court granted Visa’s motion for summary judgment, dismissing the case in its entirety. The Court of Appeals for the Federal Circuit affirmed the dismissal on October 23, 2006. On

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 2, 2006, the parties entered an agreement to allow this judgment to become final without seeking any further amendment or appeal.

Starpay and VIMachine

On May 8, 2003, Starpay and VIMachine sued Visa U.S.A. and Visa International in United States District Court for the Northern District of Texas, claiming that Visa used information provided to it by Starpay in 2000 to create VbV and to file a Visa patent application on the technology underlying VbV. Two claims are asserted: infringement of VIMachine’s patent and misappropriation of Starpay’s trade secrets. In February 2006, each party filed objections to the Magistrate Judge’s recommendation on claim construction.

On September 10, 2007, the District Court issued an order resolving the parties’ various objections and finalized the claim construction. The court has set a schedule that calls for the completion of discovery by April 18, 2008 and the filing of any dispositive motions by May 16, 2008. No trial date has been set.

Softcard Systems Inc.

In November 2003, Softcard Systems Inc. (Softcard) filed a complaint against Visa U.S.A. and Target Corporation (Target) in United States District Court for the Northern District of Georgia. Softcard alleged that aspects of Visa and Target’s smart card loyalty programs for cardholders infringed Softcard patents related to electronic coupon programs. In December 2005, the case was dismissed pursuant to a settlement agreement that resolved all claims.

Every Penny Counts, Inc. – “Keep the Change”

On January 30, 2007, Every Penny Counts, Inc. filed a lawsuit in federal court in the Middle District of Florida against Bank of America Corporation and Visa U.S.A. alleging patent infringement related to Bank of America’s “Keep the Change” program. Bank of America has agreed to indemnify Visa U.S.A. in this litigation and has taken over the defense of the lawsuit. On April 23, 2007, Every Penny Counts, Inc. voluntarily dismissed its claims against Visa U.S.A.

PrivaSys

On June 20, 2007, PrivaSys, Inc. filed a complaint in the U.S. District Court for the Northern District of California against Visa International and Visa U.S.A. for patent infringement. PrivaSys alleges that Visa U.S.A.’s contactless payment technology infringes U.S. Patent No. 7,195,154 (“the ‘154 patent”), entitled “Method for Generating Customer Secure Card Numbers.” Visa U.S.A. and Visa International filed their respective answers and counterclaims on August 21, 2007 alleging that Visa did not infringe the ‘154 patent, that the ‘154 patent is invalid and that the patent is unenforceable due to inequitable conduct and prosecution laches. On September 28, 2007, PrivaSys filed a motion requesting leave to file an amended complaint adding J.P. Morgan Chase and Wells Fargo as defendants. Visa U.S.A. and Visa International opposed this motion on October 26, 2007 and asked the court, in the alternative, to stay all proceedings against Visa member banks pending resolution of the issue of whether the Visa technology infringes the PrivaSys patent. On November 14, 2007, the court granted PrivaSys’s motion for leave to file the amended complaint. On December 5, 2007, Visa U.S.A. filed an answer to the amended complaint. The parties have reached an agreement in principle to settle the dispute.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Every Penny Counts, Inc. – “Open Prepaid Cards”

On July 17, 2007, Every Penny Counts, Inc. filed a complaint in the U.S. District Court for the Middle District of Florida against Visa U.S.A., MasterCard and American Express for infringement of four of its patents. Plaintiff amended its complaint on September 27, 2007 to add Green Dot Corp. as a party and to add a fifth patent to its suit. The Complaint now alleges that the defendants’ “open” prepaid card products infringe U.S. Patent No. 5,621,640 (“Automatic Philanthropic Contribution System”), U.S. Patent No. 6,112,191 (“Method and System to Create and Distribute Excess Funds from Consumer Spending Transactions”), U.S. Patent No. 6,088,682 (“Funds Distribution System Connected with Point of Sale Transactions”), U.S. Patent No. 6,876,971 (“Funds Distribution System Connected with Point of Sale Transaction”) and U.S. Patent No. 7,171,370 (“Funds Distribution System Connected with Point of Sale Transactions”). Visa U.S.A. filed a Motion to Dismiss, or in the Alternative for a More Definite Statement, based on the plaintiff’s failure to identify which products or services offered by Visa U.S.A. purportedly infringe which of the plaintiff’s patents on October 12, 2007. The court denied the motion on October 29, 2007. On November 13, 2007, Visa U.S.A. filed its answer and counterclaims alleging that Visa does not infringe the plaintiff’s patents, that the plaintiff’s patents are invalid, and that the plaintiff’s patents are unenforceable due to prosecution laches and inequitable conduct. The court issued an order on December 13, 2007 setting procedural deadlines for the claim construction and scheduling a Markman hearing in May 2008.

Note 21—Subsequent Event

Visa Inc. Reorganization

Effective as of October 1, 2007, the Company, Visa International, Visa Canada and Inovant LLC consummated a reorganization and became direct or indirect subsidiaries of Visa Inc., a Delaware stock corporation. Visa Europe did not become a subsidiary of Visa Inc. but rather remained owned by its member financial institutions and entered into a set of contractual arrangements with Visa Inc. in connection with the reorganization.

In the reorganization, Visa Inc. issued different classes and series of common stock reflecting the different rights and obligations of Visa financial institution members and Visa Europe based on the geographic region in which they are located. In addition to the common stock, Visa Inc. provided other consideration to Visa Europe in exchange for its ownership in Visa International and Inovant based on the fair value of these interests received by Visa Inc.

The information in these consolidated financial statements is historical and therefore reflects certain contractual and other arrangements between Visa affiliates that are no longer in place as a result of the October 2007 reorganization.

American Express Litigation Settlement

On November 1, 2007, Visa Inc., Visa U.S.A. and Visa International entered into an agreement with American Express to settle previously disclosed litigation, American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al, pending since 2004. The settlement resolves all current litigation between American Express and Visa U.S.A. and Visa International and the related litigation between American Express and U.S. Bancorp, Wells Fargo & Co., Washington Mutual, JP Morgan Chase & Co. and Capital One Financial Corp. Visa Inc.’s board of directors approved the settlement agreement on November 6, 2007 and Visa U.S.A.’s members approved the settlement agreement on November 9, 2007.

VISA U.S.A. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the settlement agreement, American Express will receive maximum payments of $2.25 billion including $2.07 billion from Visa Inc. and $185 million from the five co-defendant banks. An initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from Visa Inc. and $185 million from the five co-defendant banks. Beginning March 31, 2008, Visa will pay American Express an additional amount of up to $70 million a quarter for 16 quarters, for a maximum total of $1.12 billion.

Visa Inc.’s future minimum payments under the settlement agreement are as follows:

For the years ending September 30,	In Millions
2008	$1,155
2009	280
2010	280
2011	280
2012	70

Total Future Commitments	$2,065

Future payments discounted at 4.72% over the payment term of $1.9 billion are reflected in the litigation provision on Visa U.S.A.’s consolidated statements of operations for the fiscal year ended September 30, 2007 and in current and long term accrued litigation on the consolidated balance sheets at September 30, 2007. The settlement will be funded by the members of Visa U.S.A. through Visa Inc.’s retrospective responsibility plan, a series of agreements with U.S. financial institutions to fund the financial obligations of certain litigation, including the American Express litigation covered by this settlement agreement. See Note 20—Legal Matters.

Selected Quarterly Financial Data (Unaudited)

A summary of Visa U.S.A.’s unaudited quarterly financial data for fiscal 2007 and 2006 is as follows:

In Thousands	Quarter Ended Dec. 31, 2006	Quarter Ended Mar. 31, 2007	Quarter Ended June 30, 2007	Quarter Ended Sept. 30, 2007	Year Ended Sept. 30, 2007
Operating revenues	$845,411	$812,763	$940,577	$991,045	$3,589,796
Operating income (loss)	309,304	270,896	333,765	(2,363,460)	(1,449,495)
Net income (loss)	204,892	180,239	223,349	(1,684,575)	(1,076,095)

In Thousands	Quarter Ended Dec. 31, 2005	Quarter Ended Mar. 31, 2006	Quarter Ended June 30, 2006	Quarter Ended Sept. 30, 2006	Year Ended Sept. 30, 2006
Operating revenues	$719,812	$747,617	$735,990	$744,707	$2,948,126
Operating income	183,293	165,464	203,326	177,587	729,670
Net income	112,879	99,939	127,344	114,399	454,561

Certain reclassifications, not affecting income, have been made to prior period quarterly information in order to conform to the current year presentation format.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a- 15(e)) of Visa Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, the disclosure controls and procedures of Visa Inc. were effective in alerting them, on a timely basis, to material information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the fourth fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the October 2007 reorganization, we are in the process of consolidating the internal control systems of Visa Inc., Visa U.S.A., Visa Canada and Visa International. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting.

ITEM 9B. Other Information

None.

P ART III

I TEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about individuals who currently serve as our directors and/or executive officers.

Name	Age	Position
Joseph W. Saunders	62	Chairman and Chief Executive Officer
Byron H. Pollitt	56	Chief Financial Officer
John (Hans) C. Morris	48	President
William M. Sheedy	40	Global Head of Corporate Strategy and Business Development
Joshua R. Floum	49	General Counsel and Corporate Secretary
John M. Partridge	58	Chief Operating Officer
Ellen Richey	58	Chief Enterprise Risk Officer
Elizabeth Buse	46	Global Head of Product
Hani Al-Qadi	44	Director (Regional director from CEMEA)
Thomas Campbell(1)(2)(3)	55	Director
Gary Coughlan(3)(4)	63	Director
Mary B. Cranston(3)(4)	59	Director
Charles T. Doyle	73	Director (Regional director from U.S.A.)
Francisco Javier Fernandez-Carbajal(3)(4)	52	Director
Peter Hawkins	53	Director (Regional director from AP)
Suzanne Nora Johnson(1)(2)(3)	50	Director
Robert W. Matschullat(3)(4)	60	Director
David I. McKay	44	Director (Regional director from Canada)
Cathy Elizabeth Minehan(3)(4)	60	Director
David J. Pang(2)(3)	64	Director
Charles W. Scharf	42	Director (Regional director from U.S.A.)
Segismundo Schulin-Zeuthen	63	Director (Regional director from LAC)
William Shanahan(1)(2)(3)	67	Director
John A. Swainson(1)(3)	53	Director
Johannes (Hans) I. van der Velde(5)	61	Director (Regional director from Europe)

(1)	Member of our compensation committee.
(2)	Member of our nominating/corporate governance committee.
(3)	Independent director.
(4)	Member of our audit and risk committee.
(5)	Mr. van der Velde will cease to be a director upon the closing of our proposed initial public offering pursuant to the terms of our amended and restated certificate of incorporation.

Set forth below is certain biographical information for each of these individuals.

Joseph W. Saunders was named Chairman and Chief Executive Officer of Visa Inc. in May 2007 after having been designated Executive Chairman in February 2007. Prior to this role, he served Visa International as Executive Chairman of the transition governance committee and officially began serving as Chairman and Chief Executive Officer of Visa Inc. upon its formation in May 2007. Prior to joining Visa International, he served as President of Card Services for Washington Mutual, Inc. since the acquisition of Providian Financial Corporation in October 2005. Mr. Saunders was President and Chief Executive Officer of Providian from November 2001, and Chairman of the board of directors from May 2002, until Washington Mutual’s acquisition of Providian in 2005. From 1997 until 2001, Mr. Saunders served as Chairman and Chief Executive Officer of Fleet Credit Card Services at FleetBoston Financial Corporation. Mr. Saunders served as a member of the board of directors of Visa U.S.A. from October 2002 to February 2007 and Visa International from October 2005 to February 2007, when he resigned from the boards of directors of Visa U.S.A. and Visa International to take the Executive Chairman position of the Visa transition governance committee. From 1993 to 1997, while Mr. Saunders was at Household Finance Corporation, he served as a member of the boards of directors of MasterCard International Inc. and MasterCard U.S.A., and was elected Chairman of MasterCard International’s board of directors in 1996. Mr. Saunders is also a director of NewStar Financial, Inc. He holds a Bachelor of Science degree in Business Administration and a Master of Business Administration degree, both from the University of Denver.

Byron H. Pollitt joined Visa Inc. as Chief Financial Officer in September 2007. Prior to joining Visa Inc., he worked at Gap Inc. from January 2003 until September 2007, as Executive Vice President and Chief Financial Officer. Before joining Gap, he worked at The Walt Disney Company from 1990 until January 2003, including most recently as the Executive Vice President and Chief Financial Officer of Walt Disney Parks and Resorts. Mr. Pollitt holds a Bachelor of Science degree in Business Economics from the University of California at Riverside and a Master of Business Administration degree from Harvard University.

John (Hans) C. Morris joined Visa Inc. as President in July 2007. From November 2002 until joining Visa Inc., he served as Chief Financial Officer of Citi Markets & Banking (CMB), the capital markets, banking and transaction services business of Citigroup Inc. In this capacity, he was responsible for finance, operations and technology for CMB. Prior to this role, he served in positions of increasing responsibility with Salomon Smith Barney and its predecessor companies for 22 years, including most recently as Vice Chairman and Chief Operating Officer of the Salomon Smith Barney Investment Banking Division from March 2000 to November 2002. Mr. Morris holds a Bachelor of Arts degree from Dartmouth College.

William M. Sheedy joined Visa U.S.A. in April 1993 and in June 2007 was appointed as Executive Vice President, acting in the capacity of principal financial officer, of Visa Inc. during the transition prior to the completion of the reorganization, and as Global Head of Corporate Strategy and Business Development of Visa Inc. Prior to this role, he served as Executive Vice President of Interchange Strategy and Corporate Restructuring Initiatives at Visa U.S.A. from January 2001. In November 2006, he assumed responsibility for all financial-related matters associated with Visa’s reorganization. Prior to joining Visa U.S.A., from 1990 to 1993, he was employed at First Nationwide Bank (currently Citibank) as a Senior Financial Manager in Corporate Finance. Mr. Sheedy holds a Bachelor of Science degree in Finance from West Virginia University and a Master of Business Administration degree from University of Notre Dame.

Joshua R. Floum was appointed as General Counsel and Corporate Secretary of Visa Inc. in July 2007. Prior to that, since January 2004, he served as Executive Vice President, General Counsel and Secretary for Visa U.S.A. Prior to joining Visa U.S.A., he was a partner in the law firms of Holme, Roberts & Owen LLP from 2001 to 2004, Legal Strategies Group from 1996 to 2001 and Heller Ehrman White & McAuliffe LLP from 1985 to 1996. Mr. Floum holds a Bachelor of Arts degree in Economics and Political Science from the University of California at Berkeley and a J.D. degree from Harvard Law School.

John M. Partridge was appointed as Chief Operating Officer of Visa Inc. and Interim President of Visa U.S.A. in July 2007. He joined Visa U.S.A. in October 1999 and has served as President and Chief Executive Officer of Inovant since November 2000. From 1998 until joining Visa, Mr. Partridge served as Senior Vice President and Chief Information Officer of Unum Provident Corp., where he led a corporate restructuring initiative and had direct responsibility for technology and operations. From 1989 to 1998, Mr. Partridge was Executive Vice President for Credicorp Inc., where he was responsible for consumer banking, technology and operations. Prior to joining Credicorp Inc., Mr. Partridge held various management positions with Wells Fargo Bank. Mr. Partridge holds a Bachelor of Science degree in Economics from the University of California at Berkeley.

Ellen Richey joined Visa Inc. as the Chief Enterprise Risk Officer in September 2007. Prior to joining Visa Inc., she most recently worked at Washington Mutual, Inc. as Senior Vice President, Enterprise Risk Management and Executive Vice President, Cards Services, from October 2005 until June 2006. From October

1999 until October 2005, she served as Vice Chairman of Providian Financial Corporation. At Providian, she also served as the Vice Chairman, Enterprise Risk Management and Chief Legal Officer from 2003 to 2005, General Counsel from 1999 to 2003, Chief Enterprise Risk Officer from 2004 to 2005 and Corporate Secretary from 1999 to 2005. Ms. Richey holds a Bachelor of Arts degree in Linguistics and Far Eastern Languages from Harvard University and a J.D. degree from Stanford Law School.

Elizabeth Buse has served as Global Head of Product of Visa Inc. since June 2007. Ms. Buse joined Visa U.S.A. in 1998 and served as Executive Vice President of Product Development and Management from January 2002 until June 2007. Prior to joining Visa U.S.A., she served as Vice President of strategic initiatives for the Electronic Funds Division of First Data Corporation from 1996 to 1998. Ms. Buse holds a Bachelor of Arts degree in Spanish Linguistics from the University of California, Los Angeles and a Master of Business Administration degree from the Haas School at the University of California at Berkeley.

Hani Al-Qadi has served as a director of Visa Inc. since October 2007. Mr. Al-Qadi has been General Manager and Vice Chairman of Arab Jordan Investment Bank since February 1997. He also currently serves as Chairman of the board of directors of our affiliate, Visa Jordan Services Company; a director of Salam International Investment Limited, a Middle East conglomerate with diversified operations in technology and communications, construction and development, luxury and consumer products, energy and industry, and investments and real estate; and a director of the Palestine Telecommunications Company Ltd., the national telecommunications provider in the Palestinian Authority. He also has served as Managing Director and a director of Mediterranean Tourism Investment Company since January 1997 and Managing Director and a director of the Palestine Investment Bank since September 1994. He previously served as a director of Visa CEMEA from September 2000 to October 2007. Mr. Al-Qadi holds a Bachelor of Science degree in Civil Engineering from Imperial College of Science and Technology, London and a Master of Business Administration degree from Harvard Business School.

Thomas Campbell has served as a director of Visa Inc. since October 2007. Mr. Campbell has been Bank of America Dean and Professor of Business at the Haas School of Business of the University of California, Berkeley since November 2005, and from August 2002 to December 2004. He was Director of the California Department of Finance from December 2004 to November 2005 and a professor at Stanford Law School from September 1987 to August 2002. Mr. Campbell currently serves on the board of directors of FormFactor, Inc., a manufacturer of wafer probe cards. Mr. Campbell holds a Bachelor of Arts degree and Masters degree in Economics from the University of Chicago, a J.D. degree from Harvard Law School and a Ph.D. in Economics from the University of Chicago.

Gary Coughlan has served as a director of Visa Inc. since October 2007. Mr. Coughlan was the Chief Financial Officer and Senior Vice President of Finance of Abbott Laboratories from May 1990 to March 2001. He is currently the Audit Chair of the board of directors of Arthur J. Gallagher & Company, an international insurance brokerage and risk management services firm. Mr. Coughlan holds a Bachelor of Arts degree in Economics from St. Mary’s College, a Masters degree in Economics from the University of California Los Angeles and a Master of Business Administration degree from Wayne State University.

Mary B. Cranston has served as a director of Visa Inc. since October 2007. Ms. Cranston is currently the Firm Senior Partner of Pillsbury Winthrop Shaw Pittman LLP, an international law firm. She was the Chair and Chief Executive Officer of Pillsbury from January 1999 until April 2006, and continued to serve as Chair of Pillsbury until December 2006. She currently serves as a director of GrafTech International, Ltd., a manufacturer of carbon and graphite products. Ms. Cranston holds an A.B. degree in Political Science from Stanford University, a J.D. degree from Stanford Law School and a Master of Arts degree in Educational Psychology from the University of California at Los Angeles.

Charles T. Doyle has served as a director of Visa Inc. since October 2007. Mr. Doyle served as a director of Visa U.S.A. from October 1990 to October 2007, a director of Visa International from December 2000 to

October 2007 and Chairman of the board of directors of Inovant from September 2007, where he has been a director since November 2000, until October 2007. Mr. Doyle has served as Chairman of the board of directors of Texas First Bank, an independent community bank, since October 1972 and Chairman and Chief Executive Officer of Texas Independent Bankshares, Inc., a financial services holding company, since March 1979. From January 1996 to December 1998, Mr. Doyle served on the Federal Advisory Council to the Board of Governors of the Federal Reserve in Washington, D.C., and from January 1985 to December 1991, as a director of the Federal Reserve Bank in Dallas, Texas. He also served as Mayor of the City of Texas City from May 1990 to May 2000. Mr. Doyle holds a Bachelor of Business Administration degree in Management and Economics from the University of Oklahoma and a Master of Business Administration degree from the University of Houston.

Francisco Javier Fernandez-Carbajal has served as a director of Visa Inc. since October 2007. Mr. Fernandez-Carbajal has been a consultant for public and private investment transactions and a wealth management advisor since January 2002. From July 2000 to January 2002, Mr. Fernandez-Carbajal served as Chief Executive Officer of the Corporate Development Division of Grupo Financiero BBVA Bancomer, a financial institution in Mexico. Prior to this role, he served in other senior executive positions since joining Grupo Financiero BBVA Bancomer in September 1991, including most recently as President from October 1999 to July 2000. Mr. Fernandez-Carbajal currently serves as Chairman of the Board of Primero Fianzas, a surety company in Mexico. He is also a director of Fomento Economico Mexicano, a beverage company in Latin America, Grupo Aeroportuario del Pacifico, a company that operates airports in Mexico, and El Puerto de Liverpool, a company that constructs and operates department stores and commercial centers in Mexico. Mr. Fernandez-Carbajal holds a degree in Mechanical & Electrical Engineering from the Instituto Tecnológico y de Estudios Superiores de Monterrey and a Master of Business Administration degree from the Harvard Business School.

Peter Hawkins has served as a director of Visa Inc. since October 2007. Mr. Hawkins served as a director of Visa International from October 2001 to October 2007 and a director of Inovant from November 2001 to February 2005 and from October 2005 to April 2006. Mr. Hawkins served in positions of increasing responsibility with Australia and New Zealand Banking Group Limited since joining in December 1971, most recently as Group Managing Director, Group Strategic Development from April 2002 to his retirement in December 2005. He is a non-executive director of Mirvac Group, the Treasury Corporation of Victoria, Liberty Financial and St. George Bank Limited. He was also the Chairman of the board of directors of Visa AP from May 2005 to October 2007. Mr. Hawkins holds a Bachelor of Commerce and Administration degree at Victoria University, Wellington, New Zealand.

Suzanne Nora Johnson has served as a director of Visa Inc. since October 2007. Ms. Johnson was a Vice Chairman of The Goldman Sachs Group, Inc. from November 2004 to January 2007. Prior to this role, she served in several senior management positions at Goldman Sachs since joining in December 1985, including as head of the Global Investment Research Division from February 2002 to January 2007, as Chairman of the Global Markets Institute from November 2004 to January 2007 and as a member of the management committee from February 2002 to January 2007. She currently serves on the audit committees of the boards of directors of Intuit Inc., a provider of business, financial management and tax solutions and Pfizer Inc., a research-based global pharmaceutical company. Ms. Johnson holds a Bachelor of Arts degree in Economics, Philosophy/Religion and Political Science from the University of Southern California and a J.D. degree from Harvard Law School.

Robert W. Matschullat has served as a director of Visa Inc. since October 2007. Mr. Matschullat is a private equity investor. He served as the interim Chairman and interim Chief Executive Officer of The Clorox Company from March 2006 to October 2006. He also served as the Vice Chairman of the board of directors and as Chief Financial Officer of the Seagram Company Limited, a global company with entertainment and beverage operations, from 1995 until 2000. Previously, he was head of worldwide investment banking at Morgan Stanley & Co. Incorporated from 1991 to 1995 and served on the board of directors of Morgan Stanley from 1992 to 1995. Mr. Matschullat serves on the board of directors of The Clorox Company and The Walt Disney Company. Mr. Matschullat holds a Bachelor of Arts degree in Sociology from Stanford University and a Master of Business Administration degree from the Stanford Graduate School of Business.

David I. McKay has served as a director of Visa Inc. since October 2007. Mr. McKay served as the Chairman of Visa Canada from May 2006 to October 2007, a director of Visa Canada from March 2005 to October 2007 and a director of Visa International from April 2007 to October 2007. Mr. McKay has served as the Executive Vice President of Personal Financial Services at Royal Bank of Canada since October 2006. Prior to this role, he served in positions of increasing responsibility since joining Royal Bank of Canada in 1988, including most recently as Head of Personal Banking from October 2005 to October 2006 and Senior Vice President of Financing Products from October 2003 to October 2005. Mr. McKay holds a Bachelor of Mathematics degree from the University of Waterloo and a Master of Business Administration degree from the Ivey Business School at University of Western Ontario.

Cathy Elizabeth Minehan has served as a director of Visa Inc. since October 2007. Ms. Minehan retired from the Federal Reserve Bank of Boston in July 2007 after serving 39 years with the Federal Reserve System, including most recently as the President and Chief Executive Officer of the Federal Reserve Bank of Boston from July 1994 to July 2007, a member of the Federal Open Market Committee from July 1994 to July 2007 and First Vice President and Chief Operating Officer of the Federal Reserve Bank of Boston from July 1991 to July 1994. Ms. Minehan has served as Managing Director of Arlington Advisory Partners, an advisory services firm, since July 2007. She also currently serves as a director and member of the audit committee of Becton, Dickinson and Company, a medical technology company, and as a director on several not-for-profit boards of directors, including the board of directors of Massachusetts General Hospital and the University of Rochester. Ms. Minehan holds a Bachelor of Arts degree in Political Science from the University of Rochester and a Master of Business Administration degree from New York University.

David J. Pang has served as a director of Visa Inc. since October 2007. Mr. Pang has been an adjunct Professor in the Faculty of Business Administration of The Chinese University of Hong Kong since 2002 and the Faculty of Business of City University of Hong Kong since 2004. He served as Chief Executive Officer of the Airport Authority of Hong Kong from January 2001 to February 2007. He was Corporate Vice President of E.I. DuPont de Nemours and Company and the Chairman of DuPont Greater China from 1995 to 2000. Mr. Pang currently serves as a director of SCMP Group Limited, a newspaper and magazine publishing company. He holds a Masters degree in Engineering from the University of Rhode Island and a Ph.D. in Engineering from the University of Kentucky.

Charles W. Scharf has served as a director of Visa Inc. since October 2007. Mr. Scharf served as a director of Visa U.S.A. from May 2003 to October 2007. Mr. Scharf has served as Chief Executive Officer of Retail Financial Services at JPMorgan Chase & Co. since July 2004 and Chief Executive Officer of the retail division of Bank One Corporation from May 2002 to July 2004. Prior to this, he was Chief Financial Officer/Executive Vice President at Bank One Corporation from 2000 to 2002, Chief Financial Officer of the Corporate and Investment Bank division at Citigroup, Inc. from 1999 to 2000 and Chief Financial Officer at Salomon Smith Barney and its predecessor company from 1995 to 1999. Mr. Scharf was also a director of Travelers Property Casualty Corporation from September 2002 to September 2005. He holds a Bachelor of Arts degree from The John Hopkins University and a Master of Business Administration degree from New York University.

Segismundo Schulin-Zeuthen has served as a director of Visa Inc. since October 2007. Mr. Schulin-Zeuthen served a director of Visa International from July 2003 to October 2007 and a director of Inovant from February 2004 to October 2007. Mr. Schulin-Zeuthen served as a member of the board of directors of Banco de Chile from May 1999 to March 2007 and was Chairman of the board of directors from May 1999 to March 2004. Previously, he was President and Chief Executive Officer of Banco de Chile from 1987 to May 1999. He also is Chairman of the board of directors of COMBANC S.A. He served as the Chairman of the board of directors of Visa LAC from March 2003 to October 2007. Mr. Schulin-Zeuthen holds a Bachelor of Science degree in Commercial Engineering from the Universidad de Chile.

William Shanahan has served as a director of Visa Inc. since October 2007. Mr. Shanahan was the President of Colgate-Palmolive Company from 1992 to September 2005. He is currently on the board of directors and audit committee of Diageo PLC, a premium drinks business with a collection of international brands. He holds a Bachelor of Arts degree in Geography from Dartmouth College.

John A. Swainson has served as a director of Visa Inc. since October 2007. Mr. Swainson served as a director of Visa U.S.A. from April 2006 to October 2007. Since February 2005, Mr. Swainson has served as Chief Executive Officer of CA, Inc., an information technology management software company, and he has served as President and a director of the company since November 2004. Prior to his joining CA, Mr. Swainson served as Vice President of Worldwide Sales for IBM’s Software Group from July 2004 to November 2004. Previously, he was General Manager of the Application Integration Middleware division of IBM from 1997 to 2004. He also serves as a director of Cadence Design Systems, an electronic design automation technologies and engineering services company. Mr. Swainson holds a Bachelor of Applied Science degree in Engineering from the University of British Columbia.

Johannes (Hans) I. van der Velde has served as a director of Visa Inc. since October 2007. Mr. van der Velde joined the EU region of Visa International as a director in September 1995, prior to its incorporation as Visa Europe in July 2004, and was appointed as Deputy Chairman of the board of directors of Visa Europe in March 2006. He was also a director of Visa International from July 2004 to October 2007 and a director of Inovant from November 2000 to October 2007. From September 1995 to February 2006, Mr. van der Velde served as President and Chief Executive Officer of the EU region of Visa International and then Visa Europe after its incorporation, and has been a director of Gieseke & Devrient since 2000. Mr. van der Velde holds a Bachelor of Arts degree in Economics and a Masters degree in Economics, both from the University of Amsterdam.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics

Our Chief Executive Officer and senior financial officers, which we refer to collectively as senior officers, are required to comply with the code of ethics adopted by our board of directors. The code of ethics requires the senior officers to engage in honest and ethical conduct in performing their duties, provides guidelines for the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and provides mechanisms to report unethical conduct. Our senior officers will be held accountable for their adherence to the code. If we amend or grant any waiver from a provision of our code of ethics, we will publicly disclose such amendment or waiver in accordance with and if required by applicable law, including by posting such amendment or waiver on our website or by filing a report on Form 8-K.

A copy of the code of ethics is filed as an Exhibit to this report. Prior to listing our class A common stock on a securities exchange in connection with our proposed IPO, we intend to adopt a code of ethics that will incorporate elements of our existing code and will also apply to our directors and all employees in accordance with the listing requirements of such exchange.

Material Changes to the Procedures by which Security Holders May Recommend Changes to the Company’s Board of Directors

Until the third anniversary of the closing our proposed initial public offering, our board of directors will consist of 17 directors, 10 of whom must be independent directors in accordance with applicable stock exchange and SEC rules, comprised of the following:

•	two directors will be regional directors from our U.S.A. region;

•	one director will be a regional director from our Canada region;

•	one director will be a regional director from our AP region;

•	one director will be a regional director from our LAC region;

•	one director will be a regional director from our CEMEA region;

•	the Chief Executive Officer of Visa Inc.; and

•	10 additional independent directors.

From and after the third anniversary of the closing of our proposed offering, the number of members of our board of directors will be determined by an affirmative vote of the majority of the board of directors. Our board of directors must at all times be comprised of at least 58% independent directors.

Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, are designated class I, class II and class III, and serve staggered terms.

Class I directors. Each regional director serves as a class I director. The term of the class I directors will expire on the first anniversary of the closing of the reorganization, except that the term of the regional director for Visa Europe will expire on the day immediately prior to the closing date of our proposed initial public offering. The individuals appointed as class I directors are Hani Al-Qadi, Charles T. Doyle, Peter Hawkins, David I. McKay, Charles W. Scharf, Segismundo Schulin-Zeuthen and Johannes (Hans) I. van der Velde.

Class II directors. Our Chief Executive Officer and five of the independent directors serve as class II directors. The term of the class II directors will expire on the second anniversary of the closing of the reorganization, or, in the case of our Chief Executive Officer, the earlier of: (i) October 1, 2009, the second anniversary of the closing of the reorganization; and (ii) the date on which he or she ceases to hold the title of Chief Executive Officer. The individuals appointed as class II directors are Joseph W. Saunders, Thomas Campbell, Gary Coughlan, Mary B. Cranston, Francisco Javier Fernandez-Carbajal and Suzanne Nora Johnson.

Class III directors. The remaining independent directors serve as class III directors. The term of the class III directors will expire on the third anniversary of the closing of the reorganization. The individuals appointed as class III directors are Robert W. Matschullat, Cathy Elizabeth Minehan, David J. Pang, William Shanahan and John A. Swainson.

The vacancies resulting from the expiration of the term of the regional class I directors prior to the third anniversary of our proposed initial public offering will be filled with directors nominated by a representative sample of the holders of the applicable class of common stock that was entitled to vote for the election of such regional director, as our board of directors may determine in its sole discretion, which is referred to as the regional nominating committee. If the board of directors does not approve a nominee submitted by the regional nominating committee, the vacancy will be filled by a director elected at a special meeting of our class A stockholders. Except as noted above, successors to each class of directors whose term is expiring shall be elected by the stockholders at the annual meeting of our class A stockholders immediately preceding the applicable expiration date and shall be elected for a term expiring at the next annual meeting of such stockholders.

We have established a nominating/corporate governance committee that provides assistance to our board of directors in, among other things, identifying individuals qualified to become our directors and selecting, or recommending that our board of directors select, nominees for our board of directors. The current members of the nominating/corporate governance committee are Thomas Campbell (chairperson), Suzanne Nora Johnson, David J. Pang and William Shanahan, each of whom has been determined to be “independent” under applicable stock exchange and SEC rules. The charter of the nominating/governance committee requires, among other things, that the committee consider all candidates for directorship recommended by our stockholders in accordance with procedures set forth in our annual proxy statement. As a result of our restructuring, special procedures apply to the nomination of candidates for election as Class I directors at an annual meeting held in 2008. Pursuant to our amended and restated certificate of incorporation, each director candidate nominated to stand for election between January 1, 2008 and December 31, 2008 must be a senior executive or former senior executive of a Visa member (or a serving director who has been nominated for re-election upon the expiration of his or her term) and approved by the review committee or, if the review committee has been disbanded because of the occurrence of our initial public offering, by then-serving directors who would have comprised the review committee had the review committee not been so disbanded. As a result of the existence of these special procedures, the committee has not yet adopted generally applicable procedures for the consideration of candidates for directorships. The committee plans to adopt such procedures prior to the deadline for shareholder nominations for candidates for directorships at our annual meeting to be held in 2009.

Audit and Risk Committee and Audit and Risk Committee Financial Expert

Our audit and risk committee, among other things, provides assistance to our board of directors in fulfilling its responsibilities with respect to its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, our internal control over financial reporting and the performance of our internal audit function and independent registered public accounting firm. The audit and risk committee is also responsible for the selection, retention, termination, compensation and oversight of the work of our independent registered public accounting firm. The current members of the audit and risk committee are Robert W. Matschullat (chairperson), Gary Coughlan, Mary B. Cranston, Francisco Javier Fernandez-Carbajal and Cathy Elizabeth Minehan, each of whom has been determined by our board to be independent under applicable stock exchange and SEC rules. Robert W. Matschullat is an “audit committee financial expert” as that term is defined under SEC rules.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our global total rewards programs have been designed to support a globally consistent philosophy while accommodating regulatory, cultural or practical differences in geographies. We expect this approach will enable us to attract, retain and motivate our employees and emphasize performance-based differentiation of compensation based on corporate and stockholder values. In order to be competitively positioned to attract and retain key executives, we target total compensation for executive officers, including salary, annual incentive target and long-term incentive value, at the 50th percentile of compensation paid to similarly situated executive officers of the companies comprising our compensation peer group, with actual positioning determined by individual, group or company performance, allowing for 75th percentile of our compensation peer group’s total compensation to reward key executive officers who demonstrate exceptional experience, skills, competencies and performance. In addition, we expect to increase the performance-based portion of an executive officer’s target pay by increasing the percentage of target pay attributable to annual and long-term incentives and decreasing the percentage of target pay attributable to base salary.

Our compensation committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals, and that aligns executive officers’ interests with those of our stockholders by rewarding performance that meets or exceeds established goals, with the ultimate objective of increasing stockholder value. Our compensation committee will evaluate both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions relative to the compensation paid to similarly situated executives of our peer companies and that compensation paid to our key employees remains competitive. To that end, our compensation committee believes compensation provided to our executive officers should include both cash compensation and equity-based compensation.

Role of Chief Executive Officer in Compensation Decisions

Our Chief Executive Officer will annually review the performance of each executive officer (other than the Chief Executive Officer, whose performance will be reviewed by the compensation committee). The conclusions reached and recommendations based on these reviews, including such items as salary adjustments and annual award amounts, will be presented to the compensation committee. The compensation committee can exercise discretion in modifying any compensation recommendations or awards to executive officers and will approve all compensation decisions for our executive officers.

Setting Executive Compensation

Our compensation committee will structure executive compensation to include an annual cash incentive component and a long-term equity incentive component to motivate our executive officers to achieve their business goals and reward them for achieving such goals.

We have retained Towers Perrin, a global human resources consulting firm, to conduct an annual review of our total compensation program with respect to executive compensation. We will conduct an annual benchmark review of the aggregate level of our executive compensation, as well as the combination of elements used to compensate our executive officers. This review will be based on public information and third party surveys of executive compensation paid by publicly traded peer companies of similar size and focus, including financial services, processing, technology and business services companies, which we refer to, collectively, as the compensation peer group.

Several criteria were used to identify the compensation peer group: (1) industry—we expect that we will compete for talent with financial services, processing, high technology and business services companies; (2) geography—to ensure that the companies identified as peers have broad international presence because we are a company with global operations; and (3) financial scope—management talent should be similar to that in companies that have similar financial characteristics (e.g., revenues, market capitalization and total assets). The companies currently comprising the compensation peer group are:

	Financial Services	Processing	Technology	Business Services

Equivalent Sized Peers	• Allianz • American Express • HSBC	• ADP • eBay • First Data • Fiserv • MasterCard • State Street	• Google • Oracle • Sun Microsystems	• EDS • Sabre Holdings

Large Peers	• AIG • General Electric • Merrill Lynch • Morgan Stanley		• Cisco • Intel • IBM

The compensation peer group is divided into two groups for purposes of compensation benchmarking. For “equivalent sized” companies (revenues generally less than $30 billion), we select benchmark positions that most accurately reflect the responsibilities of our executive officers. For large companies (revenues generally greater than $30 billion), we select benchmark positions at the business unit level, where available, and positions with reporting levels that are generally one reporting level below comparable positions at Visa and the “equivalent sized” companies in the compensation peer group.

In addition, our compensation committee will take into account publicly available data relating to the compensation practices and policies of other companies within and outside our industry.

The compensation peer group provides a relevant benchmark of compensation levels from external sources and allows us to assess the compensation practices of our primary competitors for employees. In addition, the compensation peer group indicates the practices of leading organizations of comparable scope and focus and provides a benchmark for establishing corporate performance expectations for incentive programs.

A significant percentage of total compensation will be allocated to incentive-based compensation as a result of the compensation philosophy mentioned above. Although our compensation committee has not adopted any formal guidelines for allocating total compensation between either cash or non-cash, annual or long-term incentive compensation, we intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to the achievement of our company goals.

We also use sign-on bonuses from time to time when recruiting executive officers. We may agree to pay a sign-on bonus to make our employment offers competitive given that candidates who are currently employed at other companies frequently forfeit potential compensation by accepting employment with us.

Generally, prior to the completion of the reorganization, we had not established standard compensation arrangements for our executive officers. Existing compensation arrangements vary among our named executive officers due in part to the differences among the individual agreements between those named executive officers who were historically employed by Visa U.S.A. versus Inovant. In the case of Messrs. Saunders, Pollitt and Morris, who have recently been recruited into the organization, their compensation arrangements reflect our efforts to provide competitive compensation packages to attract a highly-qualified Chief Executive Officer and executive officers into the organization with the requisite skills and experience to lead the organization during a time of transition. Further, following our proposed initial public offering, we intend to adopt internally-consistent compensation programs and policies for our named executive officers. Our compensation committee is considering new employment agreements for each of our named executive officers.

Executive Compensation Components

The principal components of compensation of our executive officers are:

•	base salary;

•	annual incentive programs;

•	long-term incentive compensation;

•	retirement and other benefits;

•	perquisites and other personal benefits; and

•	post-termination severance.

Our total compensation package is primarily weighted toward the following three components: base salary, annual incentive compensation and long-term incentive compensation. In setting each executive’s target total compensation, we benchmark his or her total compensation package as well as each component of the compensation package against our compensation peer group. We do not use a formulaic approach in determining the appropriate compensation mix. Rather, we determine each executive’s actual base salary, annual incentive target and long-term incentive target by considering both the external market data and internal equity amongst our executives based on their experience and performance and the nature and scope of their roles in our organization. Our goal in setting the components of compensation is to provide a competitive total compensation package that balances market competitiveness to attract and retain talented employees with internal equity and provides a sufficient portion of total compensation tied to individual and corporate performance.

Fiscal 2007 was a transition year for Visa. In addition to leading and managing our payments network business, our senior executives were tasked with various responsibilities relating to our reorganization. Because of the transitional nature of fiscal 2007, actual annual incentive awards for Messrs. Partridge, Sheedy and Floum were based on their individual performance as against qualitative metrics and their actual long-term awards were based on Visa U.S.A.’s achievement of corporate goals. Both awards were approved by the compensation committee of Visa U.S.A. Mr. Saunders’s actual annual and long-term incentive awards were determined based on the achievement of his performance measures outlined in his executive chairman letter. See “—Employment Arrangements.”

In fiscal 2008, we anticipate that annual incentive awards will be based on the executive’s individual performance and our attainment of certain quantitative and qualitative corporate goals, which we currently expect to set in February 2008. Beginning in fiscal 2008, long-term incentive awards will be made in the form of equity grants with the amount of the awards based on results from the annual benchmark review, a review of the appropriate mix of compensation elements, the experience and performance of each executive and any employment agreement. See “—Employment Arrangements.” Actual 2008 compensation will be recommended by Mr. Saunders, our Chief Executive Officer, and approved by our compensation committee (except for Mr. Saunders, whose compensation is determined and approved by our compensation committee).

In 2007, we awarded a special bonus to our named executive officers, along with other eligible employees, upon completion of our reorganization. This was a discretionary bonus award, which was in addition to each executive’s ongoing total compensation and did not impact the determination of each compensation component. See “—Special Bonus Program.”

Base Salary

The purpose of base salary is to reward demonstrated experience, skills and competencies relative to the market value of the job. Our compensation committee approves base salaries of all of our executive officers. Base salaries are targeted at the median of the compensation peer group for comparable skills and experience, but we allow for flexibility in salaries above or below the median based on area of expertise, performance or proficiency.

During its review of base salaries for executive officers, the compensation committee will consider:

•	market data provided by our outside consultants;

•	internal review of the executive officer’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive officer.

Salary levels are typically considered annually as part of our performance review process, as well as upon a promotion or other change in job responsibilities.

Annual Incentive Programs

Our annual cash bonus programs consist of: (i) the Visa U.S.A. annual incentive plan, pursuant to which bonuses were awarded in fiscal 2006 and fiscal 2007, but which was terminated at the end of fiscal 2007; and (ii) the Visa Inc. annual incentive plan, which governs cash awards in fiscal 2008 and in the future.

Visa U.S.A. Annual Incentive Plan. Prior to the completion of the reorganization, Visa U.S.A. (and its majority-owned subsidiary, Inovant) maintained annual incentive plans that provided for annual cash bonuses based on the achievement of pre-established performance targets and goals in addition to individual performance. The use of pre-established performance targets and goals assisted in aligning an executive officer’s compensation with the entity’s operating and financial results. However, Visa U.S.A. recognized that important aspects of executive officers’ contributions to Visa’s success were not properly evaluated based solely on achievement of performance targets and goals, especially in light of the challenges and uncertainties presented by the reorganization transactions. Accordingly, in fiscal 2007, Visa U.S.A. took into consideration an individual performance component, which allowed the board of directors or committee the discretion to further adjust awards.

The maximum aggregate level of awards for all eligible employees under the Visa U.S.A. annual incentive plan, which we refer to as the incentive plan pool, was determined based on the actual combined performance of Visa U.S.A. and Inovant as compared to pre-established performance goals. Both the performance metrics and actual results were determined on the basis of combining the metrics and results of the two entities. The performance metrics, weighting, target performance level and actual performance results for fiscal 2007 are displayed in the following table:

Metric	Weighting (%)	Target ($)	Results for Determination of Incentive Plan Pool(1) ($)	Achievement Relative To Target
Revenues	50	3,316,000,000	3,534,600,000	Between target and maximum
Net income	50	645,000,000	765,000,000	Maximum

(1)	The incentive plan pool was set by the human resources and compensation committee of the Visa U.S.A. board of directors on August 23, 2007 and was determined based on projected fiscal 2007 Visa U.S.A. net income and revenues as of that date. Actual fiscal 2007 and income before post-closing adjustments exceeded this amount.

Achievement of corporate and individual performance targets impacted the amount of the bonuses payable to Visa U.S.A. executives under the 2007 Visa U.S.A. Incentive Plan, although the human resources and compensation committee of the Visa U.S.A. board of directors retained discretion in determining any adjustments to these awards based on each executive officer’s individual contribution to corporate results.

The funding level of the incentive plan pool was determined by corporate results compared with the corporate targets, as stated above. Messrs. Sheedy’s, Floum’s and Partridge’s bonus payouts were based on the achievement of these corporate goals and evaluation by the human resources and compensation committee of individual performance against individual goals. The human resources and compensation committee of the Visa U.S.A. board of directors used discretion in determining bonus payouts relative to plan guidelines.

Mr. Partridge’s individual performance goals for fiscal 2007 were qualitative, not quantitative, in nature and were not weighted. They consisted of: (i) managing Inovant, including with regard to system performance, efficiency and customer satisfaction during the fiscal year; (ii) managing the organizational transition management team during our reorganization, including all organizational aspects of the reorganization; (iii) leading the business negotiations regarding the framework agreement with Visa Europe; and (iv) serving as Chief Executive Officer of Visa U.S.A. for a portion of the year. The committee determined that Mr. Partridge exceeded his individual performance goals and awarded him the maximum annual award of 200% of his target bonus. Additionally, the committee used its discretion to award Mr. Partridge an additional annual incentive plan award equal to $448,000 as described in the footnotes following “—Summary Compensation Table.”

Mr. Sheedy’s individual performance goals for fiscal 2007 were qualitative, not quantitative, in nature and were not weighted. They consisted of: (i) managing Interchange Strategy and Merchant Acceptance in the U.S. region; and (ii) managing the finance function during our reorganization, including all finance aspects of the reorganization. The committee determined that Mr. Sheedy exceeded his individual performance goals and awarded him the maximum annual award of 200% of his target bonus.

Mr. Floum’s individual performance goals for fiscal 2007 were qualitative, not quantitative, in nature and were not weighted. They consisted of: (i) managing the legal and government relations functions for the organization, and (ii) leading certain aspects of the reorganization on behalf of Visa U.S.A., including the creation of the retrospective responsibility plan relating to the covered litigation and the successful negotiation of the merger agreements. The committee determined that Mr. Floum had exceeded his individual performance goals and awarded him 175% of his target bonus. The reason that Messrs. Partridge and Sheedy received awards equal to 200% of their target bonuses and Mr. Floum received an award equal to 175% of his target bonus was principally due to their relatively more comprehensive roles in our reorganization.

Visa Inc. Annual Incentive Plan. The Visa Inc. Incentive Plan, which we refer to as our annual incentive program, has been designed to reward annual performance and achievement of strategic goals, align employee interests with those of our stockholders and provide market-competitive compensation to employees on an individual employee basis. The annual incentive program will be funded based on global corporate performance metrics for the fiscal year. The compensation committee is currently in the process of determining the corporate performance measures. The compensation committee will establish target incentives at the median of our compensation peer group, consistent with local market practice, and allow individual awards to be allocated based on a combination of corporate, group and individual performance measures, which will vary by level and scope of position. Performance is measured and award amounts are determined after the completion of each fiscal year. At the most senior levels in the organization, the measures used to determine awards will be heavily weighted toward corporate performance with a small portion dependent on either group or individual performance goals.

For our Chief Executive Officer, 80% of the annual award will depend on the Visa Inc. corporate performance measures, which will be defined by our compensation committee. The remaining 20% will be determined by the compensation committee based on individual performance measures. The compensation committee determined that the split of 80% corporate measures and 20% individual performance measures for the Chief Executive Officer appropriately reflects his responsibility for the overall management of Visa and correspondingly aligns his goals most closely with Visa’s corporate goals. For Mr. Saunders, the individual performance measures are being developed by the compensation committee. More information about Mr. Saunders’s employment arrangements can be found under “—Executive Compensation and Director Compensation Tables—Summary Compensation Table” and “—Employment Arrangements.”

For the other executive officers, 70% of the annual award will be determined based on the corporate performance measures. The remaining 30% will be determined by the Chief Executive Officer and approved by the compensation committee based on either group or individual performance measures. The compensation committee determined that the split of 70% corporate and 30% individual/group performance for our other executive officers appropriately reflects that each of these officers shares the primary goals and objectives of the overall corporation, but also recognizes the importance of the goals that relate solely to their area of responsibility.

Under the plan, target incentive opportunities are expressed as a percentage of base salary based on position, market pay levels and our overall compensation philosophy, which emphasizes performance. The 2008 target annual incentive awards for our named executive officers, as defined under “—Summary Compensation Table,” expressed as a percentage of base salary are as follows:

Name	2008 Target Award (%)
Joseph W. Saunders	250
Byron H. Pollitt	100
John (Hans) C. Morris	150
William M. Sheedy	75
Joshua R. Floum	100
John M. Partridge	150

Actual awards can range from 0% to 200% of these target awards based on actual performance results.

Long-Term Incentive Compensation

Prior to the reorganization, cash-based long-term incentive plan, or LTIP, awards were generally provided through plans maintained by Visa U.S.A. (and its majority-owned subsidiary, Inovant). Although no new cash LTIP awards will be made under these long-term cash incentive plans, the plans will remain in effect for the past awards that have not yet vested. Beginning in fiscal 2008, we intend to provide long-term incentive compensation for our employees pursuant to the Visa Inc. 2007 Equity Incentive Compensation Plan.

Visa U.S.A. Long-Term Incentive Plan. This plan is a cash-based plan, in which awards vest at the end of a three-year plan cycle. At the beginning of the plan cycle, each participant is granted a target award which, at the end of the first year, is adjusted by the human resources and compensation committee up or down, from 0% to 220%, based on the combined corporate performance of Visa U.S.A. and Inovant.

For target awards granted at the beginning of fiscal 2007 under this long-term cash incentive plan, the corporate performance metrics, weighting, target performance level and actual performance results are the same as for the Visa U.S.A. annual incentive plan described above. These performance results for fiscal 2007 resulted in a 184% adjustment to target awards for Messrs. Sheedy, Floum and Partridge.

The target award adjusted by this performance-determined ratio will be subject to vesting. This non-vested award will be automatically deferred for the remaining two years in the plan cycle and credited to an individual account that is further credited with gains or losses from certain Fidelity fund investments that the participant may select. At the end of the plan cycle, if the executive is still an employee, the award becomes vested and payable to the participant.

Visa Inc. 2007 Equity Incentive Compensation Plan. The Visa Inc. 2007 Equity Incentive Compensation Plan, which we refer to as the equity incentive plan, was adopted to award long-term compensation following the reorganization. The equity incentive plan is designed to align management interests with those of stockholders, provide opportunities for wealth creation and ownership, and encourage a long-term focus, which we believe promotes retention.

The equity incentive plan is intended to promote our long-term success and increase stockholder value by attracting, motivating and retaining our non-employee directors, officers, employees and consultants and those of our subsidiaries. To achieve this purpose, the equity incentive plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other equity-based awards to eligible persons, covering a total of up to 59,000,000 shares of class A common stock.

The equity incentive plan became effective in October 2007 upon the completion of the reorganization. The equity incentive plan will continue in effect until all of the common stock available under the equity incentive plan is delivered and all restrictions on those shares have lapsed, unless the plan is terminated earlier by our board of directors. No awards may be granted under the plan on or after 10 years from its effective date.

The compensation committee administers the equity incentive plan and determines the non-employee directors, employees and consultants that may be granted awards under the equity incentive plan, the size and types of awards, the terms and conditions of awards, the timing of awards and the form and content of the award agreements.

It is anticipated that the initial grants made under this plan will be made in fiscal 2008.

Special Bonus Program

Although it is not an ongoing element of our compensation plans, we instituted a special broad-based bonus program for all eligible employees at the end of fiscal 2007 to reward performance during our reorganization and to encourage all of those employees to focus on the continuing operations of each business unit while at the same time preparing the organization to become a public company and achieve the anticipated benefits of the reorganization. Under this program, Messrs. Saunders, Sheedy, Floum and Partridge each received a special cash bonus at the end of fiscal 2007, which is disclosed in the “—Bonus” column of “—Summary Compensation Table.” Under this special bonus program, all eligible employees, including these executive officers, are also expected to receive restricted stock with a value equal to the amount of his previous special cash bonus upon the successful completion of our proposed initial public offering, subject to approval by our compensation committee. If the compensation committee does not approve such restricted stock awards, each such eligible employee will receive an additional cash bonus in an amount equal to his or her previous special cash bonus on the earlier of the anniversary of our proposed initial public offering or March 31, 2009.

Retirement and Other Benefits

Our benefits programs are designed to be competitive, cost-effective and compliant with local regulations. We generally target the median of the market, with flexibility to position above or below the median where local conditions dictate. It is our objective to provide core benefits, including medical, retirement, life insurance, paid time off and leaves of absence, to all employees and to allow for supplementary non-core benefits based on local market practice and local culture.

We sponsor a tax-qualified defined benefit pension plan, which we refer to as the retirement plan, and a tax-qualified defined contribution thrift plan, which we refer to as the thrift plan, to provide market driven retirement benefits to all eligible employees in the United States. We have changed the design of the defined benefit plan to a cash-balance plan effective for 2008 to better align our benefits with our peer companies and the overall market. In addition to the tax-qualified retirement plan and the thrift plan, we maintain a non-qualified excess retirement plan and a non-qualified excess thrift plan to make up for the limitations imposed on these tax-qualified plans by the Internal Revenue Code. We sponsor an unfunded non-qualified deferred compensation plan, which we refer to as the deferred compensation plan, which allows executive officers and certain other highly compensated employees to defer a portion of their annual incentive awards and their long-term cash incentive awards or sign-on bonuses to help them with tax planning and to provide competitive benefits. See “—Visa Retirement Plan,” “—Visa Thrift Plan” and “—Nonqualified Deferred Compensation.”

Perquisites and Other Personal Benefits

We may provide executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to attract and retain qualified executive officers and to facilitate the performance of executive officers’ management responsibilities. As part of our reorganization and review of our overall compensation strategy, we eliminated several perquisites for our executive officers, including car allowances and financial planning, beginning in fiscal 2008. See footnote (8) to “—Summary Compensation Table.” For fiscal 2008, we also have instituted a policy that allows the Chief Executive Officer, the President, the Chief Operating Officer and other key employees or their spouses, as approved by the Chief Executive Officer, to use a corporate aircraft for limited personal use. Business priorities will always take precedence over personal usage. These employees will be responsible for all income taxes related to their personal usage.

Severance

We believe that it is appropriate to provide severance pay to executives whose employment is involuntarily terminated by us without cause, and, in some cases, voluntarily terminated by the executive for good reason, to provide transition income replacement, which will allow them to focus on our business priorities. In some cases, a severance package includes a gross-up payment relating to any parachute payment excise taxes imposed on an executive. The amount of severance pay is primarily determined based on competitive benchmarking of severance benefits for similarly-situated executives with comparable scope and responsibility in other companies.

Existing severance arrangements currently vary among executive officers based on the individual agreements with the Visa entity with whom they were historically employed. It is our current intention that, in connection with our proposed initial public offering and subject to the discretion of our board, new employment agreements will be entered into with each of the named executive officers, with the goal that the new agreements will have longer terms and be more internally consistent. These new agreements are generally expected to provide for at least a three-year employment period commencing immediately prior to the completion of this offering and to have such other terms as are customarily included in employment agreements, including severance provisions.

See “—Employment Arrangements” and “—Potential Payments Upon Termination or Change-In-Control.”

Tax Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the ability of Visa to deduct for tax purposes compensation over $1,000,000 to our principal executive officer or any one of our three highest paid executive officers, other than our principal executive officer or principal financial officer, who are employed by us on the last day of our taxable year, unless, in general, the compensation is paid pursuant to a plan that is performance related, non-discretionary and has been approved by Visa’s stockholders. No such limitation on deductibility was applicable to fiscal 2007. Compensation from awards made before our first annual meeting in 2012 under plans that existed before the closing of our proposed initial public offering will be exempt from the deduction limitations otherwise imposed by Section 162(m), if the plan is not materially modified during this period. The compensation committee will review and consider the deductibility of executive compensation under Section 162(m) and may authorize certain payments that will be in excess of the $1,000,000 limitation. The compensation committee believes that it needs to balance the benefits of designing awards that are tax-deductible with the need to design awards that attract, retain and reward executives responsible for the success of the company.

Report of the Compensation Committee

The compensation committee has:

•	reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management; and

•

based on this review and discussion, the compensation committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in this annual report on Form 10-K for fiscal 2007.

COMPENSATION COMMITTEE

William Shanahan (chairperson)

Thomas Campbell

Suzanne Nora Johnson

John A. Swainson

Compensation Committee Interlocks and Insider Participation

Prior to the completion of the reorganization, Joseph W. Saunders, our Chairman and Chief Executive Officer, served as our sole director and participated in deliberations concerning executive compensation. Currently, none of the members of the compensation committee (whose names appear under “—Report of the Compensation Committee”), which was constituted after the completion of the reorganization, is or has ever been one of our officers or employees. None of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Executive Compensation and Director Compensation Tables

Summary Compensation Table

The following table sets forth the total compensation earned for services rendered during fiscal 2007 and fiscal 2006 by the named executive officers of Visa Inc.: (1) the current principal executive officer and principal financial officer; (2) the principal financial officer prior to the completion of the reorganization; and (3) the three other most highly compensated executive officers during fiscal 2007. For fiscal 2006 and fiscal 2007, this compensation was paid by Visa U.S.A., Visa International or Inovant, as applicable.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus(5) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(6) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(7) ($)	All Other Compensation(8) ($)	Total ($)
Joseph W. Saunders(1) Chairman & Chief Executive Officer	2007 2006	804,519 —	10,230,514 —	— —	— —	— —	41,113 —	71,171 —	11,147,317 —

Byron H. Pollitt(2) Chief Financial Officer	2007 2006	27,083 —	250,000 —	— —	— —	— —	— —	— —	277,083 —

John (Hans) C. Morris(3) President	2007 2006	145,192 —	3,343,750 —	— —	— —	— —	5,429 —	— —	3,494,371 —

William M. Sheedy Global Head of Corporate Strategy and Business Development (former principal financial officer)	2007 2006	360,430 350,013	354,785 250,000	— —	— —	1,490,768 1,254,106	155,105 45,096	57,551 66,840	2,418,639 1,966,055

Joshua R. Floum(4) General Counsel and Corporate Secretary	2007 2006	532,104 —	445,918 —	— —	— —	2,132,372 —	84,029 —	72,922 —	3,267,345 —

John M. Partridge Chief Operating Officer	2007 2006	635,411 625,025	1,170,183 1,076,320	— —	— —	3,169,989 2,576,690	475,512 533,214	129,571 117,101	5,580,666 4,928,350

(1)	Mr. Saunders joined Visa in February 2007 and therefore earned no compensation during fiscal 2006. See the “—Director Compensation” table below for amounts paid to Mr. Saunders during fiscal 2007 while serving as a non-employee director of Visa U.S.A. and Visa International.
(2)	Mr. Pollitt joined Visa in September 2007.
(3)	Mr. Morris joined Visa in July 2007.
(4)	Mr. Floum became a named executive officer of Visa Inc. in fiscal 2007.
(5)	The amount in column (d) for 2007 for Mr. Saunders consists of a special cash bonus of $475,000 under our broad-based 2007 special bonus program, an annual incentive award of $1,062,500 paid pursuant to his executive chairman letter, an annual incentive award of $3,951,370 and a long-term incentive award of $4,741,644 paid pursuant to his letter agreement. See “—Compensation Discussion and Analysis—Executive Compensation Components—Special Bonus Program.” Each award to Mr. Saunders was determined by the transition governance committee, which was comprised of directors from each Visa region and Visa International and which led the transition to Visa Inc. The amount in column (d) for fiscal 2007 for Mr. Pollitt reflects a sign-on bonus of $250,000. The amount in column (d) for fiscal 2007 for Mr. Morris consists of a sign-on bonus of $2,500,000 and an annual incentive award of $843,750 payable pursuant to his employment agreement. The amount in column (d) for fiscal 2007 for Mr. Sheedy reflects a special cash bonus of $354,785 under our broad-based 2007 special bonus program. The amount in column (d) for fiscal 2007 for Mr. Floum reflects a special cash bonus of $445,918 under our broad-based 2007 special bonus program. The amount in column (d) for fiscal 2007 for Mr. Partridge includes an additional discretionary annual incentive award of $448,000 and a special cash bonus of $722,183 under our broad-based 2007 special bonus program.
(6)	The amounts in column (g) reflect performance-based cash awards earned under the Visa U.S.A. Annual Incentive Plan. Under the plan, Mr. Sheedy received $350,013, Mr. Floum received $695,653 and Mr. Partridge received $937,500. This column also reflects the year-one performance award under the Visa U.S.A. Long-Term Incentive Plan. Under this plan, Mr. Sheedy’s performance award was valued at $920,000, Mr. Floum’s performance award was valued at $1,196,000 and Mr. Partridge’s performance award was valued at $1,472,000. The long-term incentive plan awards for Messrs. Sheedy, Floum and Partridge will vest on September 30, 2009. The amounts in column (g) also reflect the change in market value of the unvested long-term incentive plan awards that are invested in an investment account until the end of each three-year plan cycle (Mr. Sheedy—$220,755, Mr. Floum—$240,719, Mr. Partridge—$760,489).

(7)	The amounts in column (h) reflect the actuarial increase in the present value of benefits under all pension plans. These amounts were determined using interest rate and mortality rate assumptions consistent with those used in Note 12—Pension, Retirement and Other Benefits to the Visa U.S.A. fiscal 2007 consolidated financial statements, which are included elsewhere in this report. There are no above market earnings on non-qualified deferred compensation.
(8)	The following table sets forth certain information with respect to “—All Other Compensation” reported in column (i).

(a)		(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name	Year	Auto Allowance ($)		Financial Planning ($)	Thrift Plan Match ($)	Excess Thrift Plan Contribution ($)	Companion Travel ($)	Companion Travel Tax Gross Up ($)	Executive LTD ($)	Total ($)
Joseph W. Saunders	2007	4,024	(1)	—	13,063	6,156	26,001	21,927	—	71,171
Byron H. Pollitt	2007	—		—	—	—	—	—	—	—
John (Hans) C. Morris	2007	—		—	—	—	—	—	—	—
William M. Sheedy	2007	22,800		—	20,250	11,251	—	—	3,250	57,551
Joshua R. Floum	2007	22,800		—	13,500	18,301	9,683	5,388	3,250	72,922
John M. Partridge	2007	22,800		43,040	13,500	24,001	16,296	6,684	3,250	129,571

(1)	Reflects the cost of personal use (including commuting) of a company provided car and driver. The amount in the table is determined based on the incremental cost to the company of the fuel related to the proportion of time the car was used for non-business trips and also includes the cost of the driver’s salary for the proportion of time the driver was utilized for non-business trips.

Grants of Plan-Based Awards

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock/ Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price Of Option Awards ($/ Share)	Grant Date Fair Value of Stock & Option Awards
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Joseph W. Saunders(1)	—		—	—	—	—	—	—	—	—	—	—
Byron H. Pollitt(2)	—		—	—	—	—	—	—	—	—	—	—
John (Hans) C. Morris(3)	—		—	—	—	—	—	—	—	—	—	—
William M. Sheedy	10/1/2006 10/1/2006	(4) (5)	87,500 100,000	175,000 500,000	350,000 1,100,000	—	—	—	—	—	—	—
Joshua R. Floum	10/1/2006 10/1/2006	(4) (5)	198,756 130,000	397,513 650,000	795,026 1,430,000	—	—	—	—	—	—	—
John M. Partridge	10/1/2006 10/1/2006	(4) (5)	234,375 160,000	468,750 800,000	937,500 1,760,000	—	—	—	—	—	—	—

(1)	Mr. Saunders joined Visa in February 2007.
(2)	Mr. Pollitt joined Visa in September 2007.
(3)	Mr. Morris joined Visa in July 2007.
(4)	The amount shown in column (c) reflects the minimum payment level for the minimum performance level required under the Visa U.S.A. Incentive Plan in order to receive any payment, which is 50% of the target amount in column (d). The amount shown in column (e) is 200% of such target amount. The actual payout amount under the plan for fiscal 2007 is included in the “—Non-Equity Incentive Plan Compensation” column of “—Summary Compensation Table.”
(5)	The amount shown in column (c) reflects the minimum payment level for the minimum performance level required under the Visa U.S.A. Long-Term Incentive Plan in order to receive any payment, which is 20% of the target amount in column (d). The amount shown in column (e) is 220% of such target amount. The actual performance award earned under the plan for fiscal 2007 is included in the “—Non-Equity Incentive Plan Compensation” column of “—Summary Compensation Table.”

The proportion of total compensation in fiscal 2007 consisting of salary and bonus is displayed in the following table. However, it is important to note that because fiscal 2007 represents a year in which three new named executive officers were hired and a number of changes in our compensation plans occurred as part of the reorganization, the proportions may not be representative of our expected future compensation policies.

Name	2007 Proportion of Salary and Bonus versus Total Compensation (%)
Joseph W. Saunders	99
Byron H. Pollitt	100
John (Hans) C. Morris	100
William M. Sheedy	30
Joshua R. Floum	30
John M. Partridge	32

Pension Benefits

The table below shows the present value of accumulated benefits payable to our named executive officers, including the number of years of service credited to each executive, under the Visa Retirement Plan and the Visa Excess Retirement Plan, determined using interest rate and mortality rate assumptions consistent with those used in the consolidated financial statements of the applicable Visa entity.

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Joseph W. Saunders	Visa Retirement Plan Visa Excess Retirement Plan	0.3 0.3	11,543 29,570	— —
Byron H. Pollitt(1)	Visa Retirement Plan Visa Excess Retirement Plan	— —	— —	— —
John (Hans) C. Morris	Visa Retirement Plan Visa Excess Retirement Plan	0.2 0.2	5,381 48	— —
William M. Sheedy	Visa Retirement Plan Visa Excess Retirement Plan	14.3 14.3	332,000 302,031	— —
Joshua R. Floum	Visa Retirement Plan Visa Excess Retirement Plan	3.7 3.7	44,804 185,815	— —
John M. Partridge	Visa Retirement Plan Visa Excess Retirement Plan	8.0 8.0	1,407,939 1,007,089	— —

(1)	Mr. Pollitt joined Visa in September 2007.

Visa Retirement Plan

Under the Visa Retirement Plan, our U.S.-based employees generally earn the right to receive certain benefits upon retirement at the normal retirement age of 65, upon early retirement on or after age 55 with 10 years of service (or age 50 with 10 years of service if hired prior to October 1, 2002), or upon an earlier termination of employment if vested. Retirement benefits are calculated as the product of 1.25% times the years of service multiplied by the monthly final average earnings for the last 60 consecutive months before retirement (or the product of 46.25% times the years of service divided by 25 years, multiplied by the monthly final average earnings for the 36 highest consecutive months in the last 60 months before retirement, if hired prior to October 1, 2002). Eligible earnings include salary, overtime, shift differentials, special and merit awards and short-term incentive awards. The formula below provides an illustration of how the retirement benefits are calculated.

For employees hired prior to October 1, 2002

46.25% of monthly final average earnings	X	Completed years of benefit services, including partial year based on completed months 25 years

For employees hired after September 30, 2002

1.25%	X	Completed years of benefit services, including partial year based on completed months (up to 35 full years)	X	Monthly final average earnings

If the employee retires early between the age of 55 and 64 (or the age of 50 and 61 if hired prior to October 1, 2002) and has completed at least 10 years of service, the amount of benefits is reduced for each complete year an employee begins receiving early retirement benefits before the age of 65 (or the age of 62 if hired prior to October 1, 2002). If the employee retires prior to becoming eligible for early or normal retirement, the amount of benefits is actuarially reduced and is generally not as large as if the employee had continued employment until his or her early or normal retirement date.

The Visa Retirement Plan will begin transitioning to cash balance benefits effective January 1, 2008. Under the cash balance benefit accrual formula, 6% of an employee’s eligible monthly pay will be credited each month to the employee’s notional cash balance account, along with interest each month on the account balance at an annualized rate equal to the 30 year U.S. Treasury Bond average annual interest rate for November of the previous calendar year.

The change to a cash balance benefit formula will take effect immediately for employees hired or rehired after December 31, 2007. However, for employees hired before January 1, 2008 (and not rehired thereafter), the current Visa Retirement Plan benefit formula will be grandfathered for a three-year period and grandfathered employees will continue to accrue benefits under their current Visa Retirement Plan benefit formula described above. Their accrued benefits at December 31, 2010 (the last day of the grandfathered period) or the date they terminate employment, if earlier, will be preserved. After that date, employees will not accrue any additional benefits under the current Visa Retirement Plan benefit formulas and all future benefit accruals will be under the cash balance benefit formula.

Currently accrued benefits under the Visa Retirement Plan become 100% vested and nonforfeitable after three years of service.

Visa Excess Retirement Plan

To the extent that an employee’s annual retirement income benefit under the plan exceeds the limitations imposed by the Internal Revenue Code, such excess benefit is paid from Visa’s nonqualified, unfunded, noncontributory Visa Excess Retirement Plan. The vesting provisions of, and formula used to calculate the benefit payable pursuant to, the Visa Excess Retirement Plan are generally the same as those of the Visa Retirement Plan described above, in which benefits are calculated without regard to the Internal Revenue Code tax-qualified plan limits and then offset for benefits paid under the qualified plan.

Nonqualified Deferred Compensation

Pursuant to the Visa Deferred Compensation Plan, eligible U.S.-based employees, including our executive officers, may defer all or a portion of their annual or long-term cash incentive award or sign-on bonus. In addition, we have an Excess Thrift Plan, which is a nonqualified noncontributory retirement savings plan for employees who exceed the Internal Revenue Code limits under the Thrift Plan, in which we continue to provide the matching contribution.

(a)		(b)	(c)	(d)	(e)	(f)
Name	Plan Name	Executive Contributions in Last FY ($)(3)	Registrant Contributions in Last FY ($)(4)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph W. Saunders	Excess Thrift Plan Deferred Compensation Plan	— —	6,156 —	241 —	— —	6,397 —
Byron H. Pollitt(1)	Excess Thrift Plan Deferred Compensation Plan	— —	— —	— —	— —	— —
John (Hans) C. Morris(2)	Excess Thrift Plan Deferred Compensation Plan	— —	— —	— —	— —	— —
William M. Sheedy	Excess Thrift Plan Deferred Compensation Plan	— —	11,251 —	9,815 —	— —	70,242 —
Joshua R. Floum	Excess Thrift Plan Deferred Compensation Plan	— 948,685	18,301 —	7,168 93,761	— —	74,583 1,461,121
John M. Partridge	Excess Thrift Plan Deferred Compensation Plan	— 2,557,474	24,001 —	118,184 678,501	— —	432,999 6,816,975

(1)	Mr. Pollitt joined Visa in September 2007.
(2)	Mr. Morris joined Visa in July 2007.
(3)	The amount in column (b) for Mr. Partridge is a deferral of 60% of his long-term cash incentive award earned for the 2005-2007 LTIP cycle. $728,064 of the amount for Mr. Floum represents a deferral of 60% of his LTIP award earned for the 2005-2007 LTIP cycle, and $220,621 represents a deferral of 30% of his annual incentive award for fiscal 2006.
(4)	The amounts in column (c) reflect the contribution to the Excess Thrift Plan for each named executive officer by Visa U.S.A., Visa International and Inovant, as applicable. These amounts are also reported in the “—All Other Compensation” column of “—Summary Compensation Table.”

The table below shows the funds available under the Visa Deferred Compensation Plan and the Excess Thrift Plan and their annual rate of return for fiscal 2007, as reported by the administrator of the plan.

Name of Fund	Rate of Return (%)
Alger Capital Appreciation Institutional Fund-Institutional Class(1)	38.75
Dodge & Cox Income(2)	5.10
Dodge & Cox International Stock(3)	25.26
Dreyfus Founders Discovery Fund-Class F(4)	20.81
Fidelity Balanced Fund	16.40
Fidelity Low-Priced Stock Fund	16.68
Fidelity Retirement Money Market Portfolio	5.16
Janus Overseas Fund	50.18
PIMCO Total Return Fund-Admin Class(1)	5.67
Spartan U.S. Equity Index Fund-Investor Class	16.37
T. Rowe Price Equity Income(2)	14.56
T. Rowe Price Financial Services Fund(1)	7.88
TCW Select Equities Instl(2)	18.88
Templeton Foreign Fund-Class A(4)	25.56
Columbia Acorn Z	19.80

(1)	This fund is not available under the Excess Thrift Plan.
(2)	This fund is not available under the Visa Deferred Compensation Plan.
(3)	This fund is available under both plans, effective July 2007.
(4)	This fund is no longer available under the plans, effective July 2007.

Visa Deferred Compensation Plan

Under the terms of the Visa Deferred Compensation Plan, participants are able to defer up to 100% of their incentives or signing bonuses, if they submit a qualified deferral election. Benefits under the Visa Deferred Compensation Plan will be paid based on one of three distribution dates or events previously elected by the participant: (a) immediately upon, or up to five years following, retirement; (b) immediately upon, or the January following, termination; or (c) optionally, in January in a specific year while actively employed. However, upon a showing of financial hardship and receipt of approval from the plan administrators, an executive officer may be allowed to access funds in his deferred compensation account earlier than his existing distribution election(s). Benefits can be received either as a lump sum payment or in annual installments, except in the case of pre-retirement termination, in which case the participant must receive the benefit in a lump sum. Participants are always fully vested in their deferrals under the Visa Deferred Compensation Plan. Upon termination of the Visa Deferred Compensation Plan within 12 months of our “change of control,” participants’ benefits under the Visa Deferred Compensation Plan will be paid immediately in a lump sum. The reorganization was not considered a change of control under the Visa Deferred Compensation Plan.

Visa Thrift Plan and Visa Excess Thrift Plan

The Visa Thrift Plan is a tax-qualified 401(k) retirement savings plan pursuant to which all U.S. employees of Visa are able to contribute the lesser of up to 50%, or 13% for highly compensated employees, of their covered pay (base salary plus one-half of any sales commissions) up to the limit prescribed by the Internal Revenue Service to the Visa Thrift Plan on a pre-tax basis. Employees also have the option of contribution on an after-tax basis from 1% up to 50%, or 13% for highly compensated employees, of salary or a combination of pre-tax and after tax contributions that do not exceed 50%, or 13% for highly compensated employees, of salary and Internal Revenue Code limits. The maximum pre-tax amount an employee may contribute to the Visa Thrift Plan annually is restricted by the Internal Revenue Code. If an employee reaches this limit during the calendar year, an employee may continue to make contributions to the Visa Thrift Plan on an after-tax basis.

We will match 200% of the first 3% of pay that is contributed to the Visa Thrift Plan or 300% of the first 3% of pay if the employee has at least 10 years of service with Visa. All employee contributions to the Visa Thrift Plan are fully vested upon contribution, and the matching contributions vest incrementally over three years, 20% after one year, 40% after two years, and 100% after three years.

Because the Internal Revenue Code limits the maximum amount a company and an employee can contribute to an employee’s Thrift Plan account each year, we continue to provide the matching contribution, after the applicable Internal Revenue Code limits are reached, to the Visa Excess Thrift Plan, which is a nonqualified noncontributory retirement savings plan. Employees are eligible to participate in the Visa Excess Thrift Plan if their covered pay is greater than the Internal Revenue Code pay cap or if the total of their contributions and Visa U.S.A. or Inovant’s matching contributions to the Visa Thrift Plan exceed the Internal Revenue Code benefit limit. The features of the Visa Excess Thrift Plan are generally the same as under the Visa Thrift Plan, except benefits cannot be rolled over to an IRA or another employer’s qualified plan.

Employment Arrangements

Set forth below is a description of the employment arrangements that currently exist between us and each of our named executive officers. These historic arrangements vary among the executives based on the individual agreement with the Visa entity with which each named executive officer was historically employed and, in the case of Mr. Saunders, based on the circumstances under which he transitioned into his position as Chairman and Chief Executive Officer, as described below. It is our current intention that, in connection with our proposed initial public offering and subject to the discretion of our board, new employment agreements will be entered into with each of the named executive officers, with the goal that the new agreements will have longer terms and be more internally consistent. These new agreements are generally expected to provide for at least a three-year employment period commencing immediately prior to the completion of this offering and to have such other terms as are customarily included in employment agreements, including severance provisions.

Mr. Saunders

On February 12, 2007, Joseph W. Saunders executed an offer letter with Visa International, which we refer to as the executive chairman letter, pursuant to which he agreed to serve as: (i) Executive Chairman of the transition governance committee (which was comprised of directors from each Visa region and Visa International and which led our reorganization); (ii) a director of Visa Inc. (upon its formation); and (iii) Interim Chief Executive Officer Pro Tempore of Visa Inc. Pursuant to the executive chairman letter, Mr. Saunders received: (1) an annual base salary of $500,000; and (2) $100,000 for each month in which he served as Interim Chief Executive Officer Pro Tempore of Visa Inc. In his role as Executive Chairman, Mr. Saunders was eligible for a performance bonus equal to 100%–250% of his annual base compensation earned.

On June 4, 2007, Mr. Saunders executed a new offer letter with Visa International, which we refer to as the letter agreement, pursuant to which he agreed to serve as our Chairman and Chief Executive Officer until May 15, 2009, subject to extension by the Visa Inc. board of directors. Mr. Saunders has also agreed to serve as Chairman of our board of directors through at least 90 days following our proposed initial public offering. The letter agreement superceded the executive chairman letter in all respects.

Under the letter agreement, Mr. Saunders receives an annual base salary of $950,000 and is eligible for an annual performance bonus, with a target annual bonus of 200%–300% of his annual base salary. For fiscal 2008, the compensation committee has established his target annual bonus at 250% of base salary. In determining Mr. Saunders’s actual annual bonus for fiscal 2007, the transition governance committee took into account the following performance measures: (a) execution of definitive agreements in connection with the formation of Visa Inc.; and (b) successful achievement of Mr. Saunders’s key responsibilities and primary tasks under his employment agreement. Mr. Saunders’s key responsibilities were to provide executive leadership over our reorganization. Mr. Saunders’s primary tasks included: (1) governance: (A) recruiting independent directors of Visa Inc.; (B) leading the development of Visa Inc.’s board of directors, including composition and criteria for members; (C) developing the Visa group’s compensation approach and plans; and (D) approving reorganization communications for the Visa group; (2) structure: (A) delivering an executed definitive agreement for the establishment of Visa Inc.; and (B) administering the budget for the Visa group during our reorganization; and (3) organization: (A) capturing and delivering anticipated synergies from the reorganization; (B) developing the Visa group’s organizational structure; (C) developing the Visa group’s human resources policies, including compensation approach; and (D) selecting the Visa group’s top management. Mr. Saunders’s annual bonus for fiscal 2007 is reported in “—Summary Compensation Table.”

Mr. Saunders’s letter agreement also provides that he is eligible for a long-term performance bonus, with a target long-term bonus of 500%–600% of his annual base compensation. Mr. Saunders’s long-term incentive award for fiscal 2007 was determined by the transition governance committee, will become vested and payable in cash in 2009 and is reported in “—Summary Compensation Table.” For fiscal 2008 and beyond, his actual long-term bonus will be decided by the compensation committee, in its discretion. Mr. Saunders must be in active working status to receive such a bonus, except as described under “—Potential Payments Upon Termination or Change-in-Control.” Either Mr. Saunders or we may terminate Mr. Saunders’s employment at any time subject to payment of the required severance as described below in the case of an involuntary termination.

Mr. Pollitt

On August 28, 2007, Byron H. Pollitt executed an offer letter, dated August 21, 2007, from Visa Inc., pursuant to which Mr. Pollitt agreed to serve as Chief Financial Officer of Visa Inc., beginning in September 2007.

Mr. Pollitt receives an annual base salary of $650,000 and received a one-time sign-on bonus of $250,000. Mr. Pollitt is also eligible to participate in the Visa Incentive Plan for fiscal 2008, with a target annual bonus opportunity of 100% of his annual base salary and a maximum annual bonus opportunity of 200% of his annual base salary. The annual bonus earned by Mr. Pollitt will be payable in December 2008. Mr. Pollitt will also be eligible for a long-term performance bonus, with a fiscal 2008 target long-term bonus value of $1,500,000, and his actual long-term bonus value will be determined based on an evaluation of Mr. Pollitt’s performance by our Chief Executive Officer, subject to approval by the compensation committee. Mr. Pollitt will also receive a long-term award of $1,750,000, which will be payable in shares of Visa Inc. common stock, if approved by our board of directors. If our board of directors deems payment of this long-term award in stock impractical, this award will be paid in cash. Either Mr. Pollitt or we may terminate Mr. Pollitt’s employment at any time subject to any payment of the required severance as described below in the case of an involuntary termination.

Mr. Morris

On June 26, 2007, John (Hans) C. Morris executed an offer letter, dated June 20, 2007, from Visa Inc., which Mr. Morris agreed to serve as President of Visa Inc., beginning July 23, 2007.

Mr. Morris receives an annual base salary of $750,000. Mr. Morris also received a one-time sign-on bonus of $2,500,000, which will be forfeited in full or in part unless Mr. Morris remains employed with Visa Inc. for a term of four years. Mr. Morris is also eligible to participate in the Visa Incentive Plan, with a target bonus opportunity of 150% of his annual base salary and a maximum annual bonus opportunity of 300% of annual base salary. For fiscal 2007, Mr. Morris received a bonus of $843,750. Mr. Morris will also be eligible for a long-term performance bonus, with a fiscal 2008 target long-term bonus value of $6,000,000, consisting of a one-time award of $2,000,000 and an ongoing annual award of $4,000,000. Mr. Morris’s actual long-term bonus will be determined based on evaluation of Mr. Morris’s performance by our Chief Executive Officer, subject to approval by the compensation committee. All or a portion of this award may be payable in shares of Visa Inc. common stock as approved by the board of directors. In addition, to assist Mr. Morris with his relocation to the San Francisco area, we will provide Mr. Morris with: (i) payment of temporary living expenses for up to six months; and (ii) fifty round trip airline tickets for travel between San Francisco and the east coast during the one year period following commencement of his employment.

Either Mr. Morris or we may terminate Mr. Morris’s employment at any time subject to any payment of the required severance as described below in the case of an involuntary termination.

Mr. Partridge

Pursuant to the employment agreement between Inovant and John M. Partridge, dated at October 1, 2004, Mr. Partridge agreed to serve as the President and Chief Executive Officer of Inovant. In addition, Mr. Partridge was appointed Chief Operating Officer of Visa Inc. in connection with the reorganization.

Under the agreement, Mr. Partridge received an annual base salary of $625,000, which was increased to $750,000 effective September 1, 2007. Mr. Partridge was eligible for an annual performance bonus with a target of 75% of his base salary for fiscal 2007, which was increased to 150% of his base salary for fiscal 2008.

The agreement terminates on December 31, 2009, subject to extension by Visa under certain circumstances. Mr. Partridge has agreed to an 18 month non-solicitation period upon cessation of employment.

Potential Payments Upon Termination or Change-in-Control

Mr. Saunders

Following termination of Mr. Saunders’s employment without cause (as defined in his offer letter), Mr. Saunders and his spouse will be eligible for health benefits through the earlier of his eligibility for health benefits from another employer or age 65. Mr. Saunders will be required to pay that portion of the cost of these benefits that is paid by active employees. Additionally, in the event Mr. Saunders’s employment is involuntarily terminated without cause or due to disability prior to May 15, 2009, Mr. Saunders or his beneficiaries will receive as severance: (a) a lump sum payment equal to two years’ base salary plus two times his target annual performance bonus (at 250% of his base salary) for the year of termination; and (b) the full value of any long-term performance bonus he would otherwise have received during the two-year period following his termination, payable at the time long-term bonuses are payable to active employees. Payment of Mr. Saunders’s severance may be delayed for six months following his termination if necessary to avoid a violation of Internal Revenue Code Section 409A. To receive these severance benefits, Mr. Saunders is required to execute a general release of all claims against Visa. In the event that payments made to Mr. Saunders upon his termination of employment are subject to the excise tax imposed on excess parachute payments under the Internal Revenue Code, he will receive an additional amount to place him in the same after-tax position as if this excise tax did not apply to those payments.

Messrs. Saunders, Pollitt, Morris, Sheedy, Floum and Partridge

Payments Made Upon Termination. Regardless of the manner in which Messrs. Saunders’s, Pollitt’s, Morris’s, Sheedy’s, Floum’s or Partridge’s employment terminates, each executive may be entitled to receive amounts earned during his term of employment. Such amounts include:

•	awards earned under the annual incentive plan during the fiscal year;

•	grants pursuant to the long-term cash incentive plan for the most recently completed cycle (other than Mr. Saunders whose benefits are described above);

•	amounts contributed under the Visa Thrift Plan and the Visa Deferred Compensation Plan;

•	amounts vested under the Visa Excess Thrift Plan;

•	unused paid time off; and

•	amounts accrued and vested through our Visa Retirement Plan and Visa Excess Retirement Plan.

Payments Made Upon Retirement. In the event of the retirement of Messrs. Saunders, Pollitt, Morris, Sheedy, Floum and Partridge, assuming each executive was eligible for early or normal retirement, in addition to the items identified above:

•

each executive officer (other than Mr. Saunders whose benefits are described above) is entitled to receive a prorated share of each outstanding long-term cash incentive plan cycle upon the completion of such cycle; and

•	each executive will continue to receive health and welfare benefits until he reaches age 65 and will receive health and welfare benefits for his dependants, as applicable.

Payments Made Upon Involuntary Not For Cause Termination. Messrs. Pollitt, Morris, Sheedy and Floum participate in the Visa Inc. Severance Benefit Plan. In the event of the involuntary termination of any such executive officers not for “cause,” in addition to the items identified above:

•	each executive officer will receive a lump sum severance payment equivalent to 18 months of base salary and target annual bonus;

•

each executive officer will continue to receive health and welfare benefits through the earlier of the time when the executive becomes covered by another employer’s health and welfare plans, or the completion of the severance period;

•	each executive officer will continue to receive life insurance coverage for one year;

•

each executive officer, if applicable, will be entitled to receive a lump sum amount representing a pro rata portion of each outstanding long-term cash incentive plan cycle through the severance period and a lump sum amount representing a pro rata portion (or, in the case of Mr. Floum, a full payment) of any other outstanding grant under the long-term cash incentive plan;

•	each executive officer will be entitled to receive outplacement services; and

•	each executive officer will be credited with additional years of service, equal to the severance period, for purposes of retirement vesting or early retirement eligibility, if applicable.

Mr. Partridge is covered by the severance provisions of his individual employment agreement and not this plan.

Payments Made Upon Death or Disability. In the event of the death or disability of Messrs. Pollitt, Morris, Sheedy, Floum or Partridge, in addition to the benefits listed under “—Payments Made Upon Termination” and “—Payments Made Upon Retirement,” each executive officer (or his estate) will receive benefits under our disability plan or payments under our life insurance plan, as appropriate. Under the terms of the Visa Thrift Plan and Visa Excess Thrift Plan, if an employee is terminated as a result of disability or death, the unvested portion of such employee’s plan balance becomes due to the employee or their designated beneficiary.

Payments Made Upon a Change-in-Control

If there is a change of control of Inovant, in which Mr. Partridge is not retained as Chief Executive Officer or is either terminated by Visa without cause or quits for good reason within six months thereafter, all outstanding long-term incentive plan awards will have their vesting accelerated in full, and his award for the fiscal year in which the event occurs will be subject to pro rata acceleration of vesting. Neither the reorganization nor our proposed initial public offering constitute a change of control for this purpose.

In the event that payments made to Mr. Partridge upon his termination of employment are considered “parachute” payments and result in an excise tax, he will receive an additional amount equal to the excise tax on such “parachute” payments and on such additional amount itself.

In the event that payments made to Messrs. Pollitt, Morris, Sheedy or Floum upon their termination of employment may be considered “parachute” payments, each of these executive officers will receive the greater of the net amount they would retain after excise taxes are imposed upon their excess parachute payments or the maximum severance payment allowed without triggering a parachute payment.

Quantification of Termination Payments and Benefits

The tables below reflect the amount of compensation that would be paid to each of our named executive officers in the event of termination of such executive officer’s employment under various scenarios. The amounts shown assume that such termination was effective as of September 30, 2007 and include estimates of the amounts which would be paid to each executive officer upon such executive officer’s termination. The tables only include additional benefits that result from the termination and do not include any amounts or benefits earned, vested, accrued or owing under any plan for any other reason. For further information see “—Grants of Plan-Based Awards,” “—Pension Benefits” and “—Nonqualified Deferred Compensation.” Payments that would be made over a period of time have been estimated as the lump sum present value using 120% of the Applicable Federal Rate (with the exception of the Retirement Plan benefit). The actual amounts to be paid can only be determined at the time of such executive officer’s separation from Visa.

Mr. Saunders

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination or Voluntary Good Reason Termination ($)	Involuntary Not For Cause Termination or Voluntary Good Reason Termination Following Change of Control ($)		Disability ($)	Death ($)
Long-Term Incentive Plan (unvested)	4,306,888	4,306,888		4,741,644	—
Thrift Plan (unvested)	—	—		13,286	13,286
Excess Thrift Plan (unvested)	—	—		6,397	6,397
Health and Welfare Benefits	56,919	56,919		56,919	56,919
Disability Income	—	—		1,107,526	—
Excise Tax Gross-Up	—	4,586,097	(1)	—	—
Cash Severance	6,650,000	6,650,000		6,650,000	—
Outplacement	—	—		—	—

Total	11,013,807	15,599,904		12,575,772	76,602

(1)	The excise tax gross-up at September 30, 2007 is dependent in large part on a five-year historical compensation average. During this five-year period (2001 to 2006), Mr. Saunders received fees as a non-employee director but was not receiving compensation as the Chief Executive Officer or otherwise as an employee. Excise tax is generally triggered when payments contingent on a change in control exceed three times this historical average. Accordingly, Mr. Saunders’s unusually low five-year historical average compensation in comparison with Mr. Saunders’s current compensation results in a substantial excise tax gross-up. In future years, as the five-year average begins to reflect actual compensation as the Chief Executive Officer, the excise tax gross-up is expected to diminish.

Mr. Pollitt

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination ($)	Disability ($)	Death ($)
Long-Term Incentive Plan (unvested)	—	—	—
Thrift Plan (unvested)	—	—	—
Excess Thrift Plan (unvested)	—	—	—
Health and Welfare Benefits	30,019	39,501	10,216
Disability Income	—	2,058,747	—
Excise Tax Gross-Up	—	—	—
Cash Severance	1,950,000	—	—
Outplacement	45,000	—	—

Total	2,025,019	2,098,248	10,216

Mr. Morris

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination ($)	Disability ($)	Death ($)
Long-Term Incentive Plan (unvested)	—	—	—
Thrift Plan (unvested)	—	—	—
Excess Thrift Plan (unvested)	—	—	—
Health and Welfare Benefits	30,019	39,501	10,216
Disability Income	—	3,169,440	—
Excise Tax Gross-Up	—	—	—
Cash Severance	2,250,000	—	—
Outplacement	45,000	—	—

Total	2,325,019	3,208,941	10,216

Mr. Sheedy

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination ($)	Disability ($)	Death ($)
Long-Term Incentive Plan (unvested)	2,009,528	1,135,241	1,135,241
Thrift Plan (unvested)	—	—	—
Excess Thrift Plan (unvested)	—	—	—
Health and Welfare Benefits	30,019	39,501	10,216
Disability Income	—	3,930,216	—
Excise Tax Gross-Up	—	—	—
Cash Severance	1,068,750	—	—
Outplacement	45,000	—	—

Total	3,153,297	5,104,958	1,145,457

Mr. Floum

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination ($)	Disability ($)	Death ($)
Long-Term Incentive Plan (unvested)	2,382,572	1,322,603	1,322,603
Thrift Plan (unvested)	—	—	—
Excess Thrift Plan (unvested)	—	—	—
Health and Welfare Benefits	30,019	39,501	10,216
Disability Income	—	3,095,542	—
Excise Tax Gross-Up	—	—	—
Cash Severance	1,456,875	—	—
Outplacement	45,000	—	—

Total	3,914,466	4,457,646	1,332,819

Mr. Partridge

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination or Voluntary Good Reason Termination ($)	Involuntary Not For Cause Termination or Voluntary Good Reason Termination Following Change of Control ($)	Disability ($)	Death ($)
Long-Term Incentive Plan (unvested)	3,543,050	3,863,368	3,543,050	3,543,050
Thrift Plan (unvested)	—	—	—	—
Excess Thrift Plan (unvested)	—	—	—	—
Health and Welfare Benefits	36,125	36,125	39,501	36,125
Disability Income	—	—	1,662,143	—
Excise Tax Gross-Up	—	—	—	—
Cash Severance	1,865,231	1,865,231	1,865,231	1,865,231
Outplacement	—	—	—	—

Total	5,444,406	5,764,724	7,109,925	5,444,406

Director Compensation

The following table sets forth information concerning the total compensation paid to the current directors of Visa Inc. by Visa International, any unincorporated region of Visa U.S.A., Visa International, Inovant or Visa Canada during fiscal 2007 for their respective service on the board of directors of such entities, as applicable. The compensation amounts presented in the table below are historical and are not indicative of our future director compensation.

(a)	(b)		(c)	(d)	(e)	(f)	(g)		(h)
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-qualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Joseph W. Saunders	34,500	(1)	—	—	—	—	—		34,500
Hani Al-Qadi	22,500	(2)	—	—	—	—	—		22,500
Charles T. Doyle	369,375	(3)	—	—	—	—	—		369,375
Peter Hawkins	296,241	(4)	—	—	—	—	—		296,241
David I. McKay	45,000	(5)	—	—	—	—	—		45,000
Charles W. Scharf	110,750	(6)	—	—	—	—	—		110,750
Segismundo Schulin-Zeuthen	647,504	(7)	—	—	—	—	21,000	(10)	668,504
John A. Swainson	335,250	(8)	—	—	—	—	—		335,250
Johannes (Hans) I. van der Velde	147,500	(9)	—	—	—	—	—		147,500

(1)	Represents (i) $15,000 retainer and meeting fees for service on the Visa International board of directors; and (ii) $19,500 retainer and meeting fees for service on the Visa U.S.A. board of directors. Mr. Saunders was Visa Inc.’s sole director during fiscal 2007. He did not receive payment for his service on our board of directors
(2)	Represents meeting fees for service on the Visa CEMEA board of directors.
(3)	Represents (i) $115,000 retainer and meeting fees for service on the Visa International board of directors; (ii) $71,250 retainer and meeting fees, $40,625 additional fees paid in connection with our reorganization and $110,000 retainer fees for services on the transition governance committee, all of which were paid by, and in connection with services to, the Visa U.S.A. board of directors; and (iii) $32,500 retainer and meeting fees for service on the Inovant board of directors.
(4)	Represents (i) $115,000 retainer and meeting fees for service on the Visa International board of directors; and (ii) $181,241 retainer and meeting fees for service on the Visa AP board of directors.
(5)	Represents meeting fees for service on the Visa International board of directors. Mr. McKay did not receive payment for his service on Visa Canada’s board of directors.
(6)	Represents $73,750 retainer and meeting fees and $37,000 additional fees paid in connection with our reorganization for service on the Visa U.S.A. board of directors.

(7)	Represents (i) $115,000 retainer and meeting fees for service on the Visa International board of directors; (ii) $500,004 retainer fees for services on the transition governance committee, which were paid by, and in connection with services to, the Visa LAC board of directors; and (iii) $32,500 retainer and meeting fees for service on the Inovant board of directors.
(8)	Represents $223,500 retainer and meeting fees and $111,750 additional fees paid in connection with our reorganization for service on the Visa U.S.A. board of directors.
(9)	Represents (i) $115,000 retainer and meeting fees for service on the Visa International board of directors; and (ii) $32,500 retainer and meeting fees for service on the Inovant board of directors.
(10)	Represents $21,000 for director fees paid to Mr. Schulin-Zeuthen in his capacity as a director of InterAmerica Overseas Limited, a Cayman Islands membership corporation owned by approximately 145 Visa LAC affiliated members. In addition to Mr. Schulin-Zeuthen, all but two directors on the regional board of Visa LAC also serve on the board of InterAmerica Overseas Limited. InterAmerica Overseas Limited is in the process of winding-up its business.

Pursuant to our director compensation program, we use a combination of cash and equity-based compensation to attract and retain non-employee directors and to compensate directors for their service on our board of directors commensurate with their role and involvement. In setting director compensation, we consider the significant amount of time our directors will expend in fulfilling their duties as well as the skill level required of our board of directors.

Directors who are also our full-time employees do not receive additional compensation for their service as directors. Each non-employee director will receive compensation for service on our board of directors as described below.

Cash Compensation

Directors who are not full-time employees will be paid an annual retainer of $82,000. John A. Swainson will receive an additional annual retainer of $25,000 as the lead director. Non-employee directors will also receive an annual retainer for serving as a chairperson of a committee ($20,000 for audit committee $20,000 for compensation committee and $15,000 for nominating/corporate governance committee). An annual retainer of $5,000 will also be paid to non-employee directors who serve as members (non-chairperson) of the audit or compensation committees. In addition, customary expenses for attending board of directors and committee meetings will be reimbursed

Equity Compensation

Each non-employee director will receive an annual stock grant with a value of $162,000 in the form of restricted stock or restricted stock units.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
Visa Inc. 2007 Equity Incentive Compensation Plan(1)	—	—	—
Equity Compensation Plans Not Approved by Security Holders
None	—	—	—

Total	—	—	—

(1)	This plan became effective after the end of the most recently completed fiscal year, on October 3, 2007, the date it was approved by the affirmative vote of the members holding membership interests in Visa International, Visa U.S.A. and Visa Canada, which, upon the completion of the reorganization represented a majority of the outstanding shares of common stock of Visa Inc. immediately after the completion of the restructuring. A maximum of 59,000,000 shares of our common stock are available for issuance under the equity incentive plan, subject to adjustment for certain changes in our capital structure.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, at December 15, 2007, with respect to the beneficial ownership of our class AP, class Canada, class CEMEA, class EU (series I), class LAC and class USA common stock by each person who we believe was the beneficial owner of more than 5% of any voting class of our capital stock at that date. None of our directors or executive officers beneficially own any of our class AP, class Canada, class CEMEA, class EU, class LAC or class USA common stock. To the best of our knowledge, each beneficial owner of class AP, class Canada, class CEMEA, class EU, class LAC and class USA common stock have sole voting and investment power with respect to all of the shares that it owns. This table does not give effect to shares that may be acquired pursuant to options as no options, warrants or rights to acquire stock are outstanding.

Name and Address of Beneficial Owner	Class of Visa Inc. common stock	Shares Owned	Percentage of Class
Class AP

Sumitomo Mitsui Card Co., Ltd.(1) 4-5-15, Imahashi, Chuo-ku, Osaka Japan	Class AP	11,125,766.71340	9.4%

VJA 4-30-6, Shimbashi, Minato-ku, Tokyo 105-0004 Japan	Class AP	11,125,766.71340	9.4%

Mitsubishi UFJ Financial Group Inc.(2) 2-7-1, Marunouchi, Chiyoda-ku, Tokyo 100-8388 Japan	Class AP	10,576,992.59032	8.9%

The Bank of Tokyo-Mitsubishi UFJ, Ltd.(3) 2-7-1, Marunouchi, Chiyoda-ku, Tokyo 100-8388 Japan	Class AP	10,576,992.59032	8.9%

Mitsubishi UFJ Nicos, Co. Ltd. 4-14-1, Sotokanda, Chiyoda-ku, Tokyo 101-8960 Japan	Class AP	10,506,630.84888	8.9%

Shinhan Financial Group Co., Ltd.(4) 120, 2-Ga, Taepyung-Ro, Jung-Gu Seoul 100-102, Korea	Class AP	6,765,480.56150	5.7%

Shinhan Card Co., Ltd. Namdaemoonro, 5-Ga, G-1 Chung-Ku Seoul 100-102, Korea	Class AP	6,659,344.72309	5.6%

Citigroup Inc.(5) 399 Park Avenue New York, New York 10043	Class AP	6,100,865.99629	5.2%

Class Canada

Canadian Imperial Bank of Commerce Commerce Court Toronto, Ontario M5L 1A2 Canada	Class Canada	8,247,196.88186	37.4%

Name and Address of Beneficial Owner	Class of Visa Inc. common stock	Shares Owned	Percentage of Class
Royal Bank of Canada 200 Bay Street Toronto, Ontario Canada	Class Canada	6,290,803.89269	28.5%

The Toronto-Dominion Bank P.O. Box 1, Toronto-Dominion Centre King St. W. and Bay St. Toronto, Ontario M5K 1A2 Canada	Class Canada	3,376,676.86335	15.3%

The Bank of Nova Scotia Scotia Plaza 44 King Street West Toronto, Ontario Canada M5H 1H1	Class Canada	2,365,992.06877	10.7%

La Fédération des caisses Desjardins du Québec 100, avenue des Commandeurs Lévis (Québec) G6V 7N5 Canada	Class Canada	1,394,916.41493	6.3%

Class CEMEA

FirstRand Bank Limited Bank City 1 First Place 2001 Johannesburg South Africa	Class CEMEA	3,030,169.62037	8.6%

ABSA Group Ltd. 170 Main Street 2000 Johannesburg South Africa	Class CEMEA	2,312,607.46679	6.6%

Nedbank Ltd. 100 Main Street 2000 Johannesburg South Africa	Class CEMEA	1,820,462.59450	5.2%

Class EU

Visa Europe Limited 1 Sheldon Square London W26TT United Kingdom	Class EU (series I)	62,213,201.0	100.0%

Visa Europe Services Inc.	Class EU (series III)	549,587.0	100.0%

Class LAC

Companhia Brasileira de Meios de Pagamento Av. Pres. Juscelino Kubistcheck, 1830 Sao Paulo, Brazil 045443-900	Class LAC	11,246,924.97297	15.3%

Name and Address of Beneficial Owner	Class of Visa Inc. common stock	Shares Owned	Percentage of Class
Citigroup Inc.(6) 399 Park Avenue New York, New York 10043	Class LAC	7,484,890.36253	10.2%

Banco Bilbao Vizcaya Argentaria S.A.(7) Paseo de la Castellana, 81 28046, Madrid-Spain	Class LAC	6,412,225.95530	8.7%

BBVA Bancomer S.A. Centro Bancomer, S.A. Avinida Universidad 1200	Class LAC	6,291,758.26377	8.6%

Visa Argentina S.A. Ave. Corrientes 1437 Buenos Aires, Argentina 1042	Class LAC	4,410,607.60743	6.0%

Banco do Brasil S.A. SBS Q. 1—Bloco C—Loja32 Edificio Sede III -24o. andar Asa Sul 70073-901 Brasilia, DF Brasil(8)	Class LAC	4,246,837.60939	5.5%

Banco Nacional de Mexico, S.A. Rio Mixcoac 108, Col. Barrio Actipan Mexico D.F., 03230 Mexico	Class LAC	4,209,879.42565	5.7%

Class USA(9)

JP Morgan Chase & Co. 270 Park Avenue New York, New York 10017-2070	Class USA	99,210,397.28102	23.4%

Bank of America Corporation 100 N. Tryon St., Bank of America Corporate Center Charlotte, NC 28255	Class USA	49,207,939.54570	11.6%

National City Corporation National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484	Class USA	34,283,629.25975	8.1%

Citigroup Inc.(10) 399 Park Avenue New York, New York 10043	Class USA	23,606,145.71565	5.6%

U.S. Bancorp U.S. Bancorp Center 800 Nicollet Mall Minneapolis, MN 55402	Class USA	21,767,041.61655	5.1%

Wells Fargo & Company 420 Montgomery Street San Francisco, California 94104	Class USA	21,481,059.56312	5.1%

(1)	Sumitomo Mitsui Card Co., Ltd.’s class AP common stock reflects the shares of class AP common stock directly held by VJA, an unincorporated association controlled by Sumitomo Mitsui Card Co., Ltd.
(2)	Mitsubishi UFJ Financial Group Inc. class AP common stock reflects the shares of class AP common stock directly held by The Bank of Tokyo-Mitsubishi UFJ, Ltd., a wholly owned direct subsidiary of Mitsubishi UFJ Financial Group Inc., and shares of class AP common stock directly held by Mitsubishi UFJ Nicos, Co. Ltd., a majority owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd.
(3)	The Bank of Tokyo-Mitsubishi UFJ, Ltd. class AP common stock reflects the shares of class AP common stock directly held by Mitsubishi UFJ Nicos, Co. Ltd., a majority owned subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd.
(4)	Shinhan Financial Group Co., Ltd.’s class AP common stock reflects the shares of class AP common stock held by its subsidiary Shinhan Card Co., Ltd. and Shinhan Financial Group Co., Ltd.’s other subsidiaries on a consolidated basis.
(5)	Citigroup Inc.’s class AP common stock reflects the shares of class AP common stock held by its subsidiaries on a consolidated basis.
(6)	Citigroup Inc.’s class LAC common stock reflect the shares of class LAC common stock held by its subsidiary Banco Nacional de Mexico, S.A. and Citigroup Inc.’s other subsidiaries on a consolidated basis.
(7)	Banco Bilbao Vizcaya Argentaria S.A.’s class LAC common stock reflects the shares of class LAC common stock directly held by its subsidiary BBVA Bancomer S.A. and by Banco Bilbao Vizcaya Argentaria S.A.’s other subsidiaries on a consolidated basis.
(8)	Banco do Brasil S.A. and its subsidiaries currently own no shares of Visa Inc. but are entitled to receive an aggregate of 4,246,837.60939 class LAC shares upon the receipt by Visa Inc. of letters of transmittal from Banco do Brasil S.A. and its subsidiaries in respect of former equity membership interests in Visa International. Such shares are deemed to be outstanding for the purpose of calculating Banco do Brasil S.A.’s beneficial ownership of Visa Inc., but are not deemed to be outstanding for the purpose of calculating the beneficial ownership of any other Visa Inc. stockholder.
(9)	Class USA percentages exclude shares of class USA common stock held by Visa U.S.A., which are statutorily prohibited from voting.
(10)	Citigroup Inc.’s class USA common stock reflects the shares of class USA common stock held by its subsidiaries on a consolidated basis.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Master Agreement between JPMorgan Chase Bank, National Association and Visa U.S.A.

JPMorgan Chase Bank, National Association and Visa U.S.A. entered into a master agreement, effective at January 1, 2005 and amended and supplemented March 31, 2005, pursuant to which JPMorgan Chase agreed, among other things, to issue Visa-branded credit and debit cards in exchange for certain pricing terms, payments and other incentives. Visa U.S.A. and its affiliates provide, among other things, authorization, processing, settlement, account support, advertising and promotional services to JPMorgan Chase. Operating revenues recognized as a result of fees paid, net of incentives, from JPMorgan Chase and its affiliates, were approximately $345 million, $408 million and $454 million in fiscal 2005, 2006 and 2007, respectively. Further, JPMorgan Chase is a party to Visa International’s 364-day revolving credit facility that was entered into in November 2007. Charles W. Scharf, a member our board of directors, is the Chief Executive Officer of Retail Financial Services, JPMorgan Chase.

Partnership Agreement between Bank of America N.A. and Visa U.S.A.

Bank of America, N.A. and Visa U.S.A. entered into a partnership agreement effective at January 1, 2006 and amended June 22, 2007, pursuant to which Bank of America agreed on behalf of itself and certain of its affiliates, among other things, to issue Visa-branded credit and debit cards in exchange for certain pricing terms, payments and other incentives. Visa U.S.A. and its affiliates provide, among other things, authorization, processing, settlement, account support, advertising and promotional services to Bank of America. Operating revenues recognized as a result of fees paid, net of incentives, from Bank of America and its affiliates, were approximately $224 million, $250 million and $384 million in fiscal 2005, 2006 and 2007, respectively. Further, Bank of America is a party to Visa International’s 364-day revolving credit facility that was entered into in November 2007.

Letter Agreement between InterAmerica Overseas Limited and Visa International

InterAmerica Overseas Limited, or IOL, is a Cayman Islands membership corporation owned by approximately 145 Visa LAC affiliated members. IOL and Visa International entered into a letter agreement, effective May 2, 1992, as amended, February 27, 2007. Under the letter agreement, Visa International is responsible for, among other things, the requisition, maintenance and disposition of computer equipment owned by IOL, in return for which IOL paid Visa International a monthly fee. Fees paid to Visa International by IOL were $861,900, $821,900 and $377,500 in fiscal 2004, fiscal 2005 and fiscal 2006, respectively, and $287,100 in the nine months ended June 30, 2007. In addition, in February 2007 the IOL board of directors authorized an additional payment of $2.28 million to Visa International during fiscal 2007 in order to help defray the costs borne by Visa International in connection with replacing computer equipment leased by its members. On September 18, 2007, the proprietary members of IOL voluntarily agreed to dissolve IOL, and the appointed liquidators have begun winding-up IOL’s business. IOL expects that the net liquidation of assets and liabilities through the distribution of equity among proprietary members will be completed on or before March 31, 2008. Prior to IOL’s dissolution all but two directors on the regional board of directors of Visa LAC, which was dissolved in our recent reorganization, also served on IOL’s board of directors, including IOL’s board chairman, Segismundo Schulin-Zeuthen, who is one of our directors.

Texas Independent Bancshares Inc.

Texas Independent Bancshares, Inc. is a non-equity member of Visa U.S.A. Charles T. Doyle, our regional director from our U.S.A. region, is the Chairman of the Board, Chief Executive Officer and a major shareholder of Texas Independent Bancshares. In October 2004, Texas Independent Bancshares was named as a defendant in the interchange litigation which comprises a part of our covered litigation. Texas Independent Bancshares is also a party to a joint defense agreement relating to the interchange litigation. Pursuant to a Visa U.S.A. board resolution dated April 18, 2007, which was approved by a majority of the independent directors of Visa U.S.A., Visa U.S.A. reimburses Texas Independent Bancshares for reasonable costs and expenses incurred in defending itself in the interchange litigation and as a participant in the joint defense agreement. In the board resolution, the Visa U.S.A. board noted its belief that Texas Independent Bancshares would not have been named as a defendant in the interchange litigation absent Mr. Doyle’s being a member of the Visa U.S.A. board. Visa U.S.A. reimbursed Texas Independent Bancshares $101,000 in fiscal 2006 and $483,000 in fiscal 2007.

Relationship With Visa Europe

The Framework Agreement

The relationship between Visa Europe and us is governed by a framework agreement, which provides for trademark and technology licenses and bilateral services.

The Trademark and Technology Licenses

We, together with Visa U.S.A., Visa International and Inovant, as the licensors, have granted to Visa Europe exclusive, irrevocable and perpetual licenses to use certain trademarks and technology owned by the licensors and certain affiliates within the field of financial services, payments, related information technology and information processing services and participation in the Visa system, which we refer to as the field. Visa Europe’s region of the European Union, Iceland, Israel, Liechtenstein, Monaco, Norway, San Marino, Switzerland, Turkey and Vatican City, along with other countries specified in our agreement with Visa Europe, and any other jurisdiction that becomes a full member state of the European Union in the future. Visa Europe may sublicense the Visa trademarks and technology to its members and other sublicensees, such as processors, for use within Visa Europe’s region and in certain limited circumstances, outside of its region.

From October 1, 2007 through November 8, 2007, the fee payable for the licenses was $6 million per quarter. Thereafter, and until October 5, 2008, the fee payable for the licenses will be $142.5 million per year, payable quarterly, which we refer to as the quarterly base fee, reduced by an amount equal to $1.146 billion multiplied by the three-month LIBOR rate plus 100 to 200 basis points. Thereafter, the fee payable for the licenses will be the quarterly base fee. Beginning November 9, 2010, this fee will be increased annually based on the annual growth of the gross domestic product of the European Union. Between the closing of our proposed initial public offering and October 5, 2008, the quarterly base fee will be reduced by an amount equal to the product of the following: (i) our net proposed initial public offering price per share; (ii)                  (the number of class C (series III) shares held by Visa Europe that would have been redeemed immediately, but for provisions in our amended and restated certificate of incorporation that permit Visa Europe to that delay the redemption of such shares until October 6, 2008) and; (iii) the three-month LIBOR rate plus 100 to 200 basis points.

Visa Europe may, at its option, license new trademarks and intellectual property and certain derivative intellectual property developed by the licensors at a fair market value royalty to be determined by Visa Europe and us at the time of such license grant. In the event that we propose to merge with, or sell all or a substantial part of its assets to, a competitor of Visa Europe, Visa Europe may, at its option, acquire from us, at a fair market value to be determined by Visa Europe and us at the time of such acquisition, those intellectual property assets covered by the licenses to the framework agreement as Visa Europe may require to allow it to continue operating its business in the manner conducted at such time. We may, at our option, license Visa Europe’s regional clearing and settlement system at a fair market value royalty to be determined by and Visa Europe and us at the time of such license grant.

Visa Europe must comply with certain agreed global rules governing the use and interoperability of the Visa trademarks and the interoperability of our systems with the systems of Visa Europe. If we want to change a global rule or require Visa Europe to implement certain changes that would not have a positive return for Visa Europe and its members, Visa Europe is not required to implement such rule or change unless we agree to pay for the implementation costs and expenses that Visa Europe and its members will incur as a consequence of the implementation to the extent necessary to return Visa Europe and its members to a neutral financial condition.

Both parties will be required to implement system changes required to maintain the interoperability, security, safety and soundness of the Visa system. Other system changes are required in certain circumstances where the change does not exceed a certain expenditure threshold or where the proposing party agrees to pay for such change.

In addition, the parties will guarantee the obligations of their respective members to settle transactions between such members, service global customers, participate in certain global sponsorships, manage certain global programs, establish rules for servicing global merchants, ensure that their customers and members require acceptance of globally accepted cards, maintain adequate capital levels to support their ongoing business operations and establish and comply with rules relating to the operation of the Visa enterprise.

For five years following the reorganization, we have agreed not to offer or promote non-Visa branded products and services within the field in Visa Europe’s region and Visa Europe will not offer or promote non-Visa branded products and services within the field outside of its region. We will give Visa Europe the right of first refusal prior to our proposed offering any core products in the Visa Europe region that are not branded with a Visa mark.

We will also indemnify Visa Europe for any claims arising from activities within the field brought outside Visa Europe’s region, and Visa Europe will indemnify us for any claims from activities within the field brought inside Visa Europe’s region. Additionally, we will indemnify Visa Europe for third party claims of intellectual property infringement arising out of Visa Europe’s authorized use of the licensed Visa trademarks and technology.

The Bilateral Services

We and Visa Europe provide each other with transitional and ongoing services similar to those services that were provided among Visa U.S.A., Visa International, Inovant, Visa Canada and Visa Europe prior to our recent reorganization. We provide Visa Europe on an ongoing basis with authorization services for cross-border transactions involving Visa Europe’s region, on the one hand, and the rest of the world, on the other hand, as well as clearing and settlement system services between Visa Europe’s region and the rest of the world. Until Visa Europe’s regional clearing and settlement system is deployed, we will also provide clearing and settlement system services within Visa Europe’s region. In addition, the parties share foreign exchange revenues related to currency conversion for transactions involving European cardholders as well as other cross-border transactions that take place in Visa Europe’s region until Visa Europe’s regional clearing and settlement system is deployed, at which time this arrangement will cease. The parties will also use each others’ switching and processing services.

Visa Europe will indemnify us for any claims arising out of the provision of the services brought by Visa Europe’s member financial institutions against us, while we will indemnify Visa Europe for any claims arising out of the provision of the services brought against Visa Europe by our financial institution customers.

The Put-Call Option Agreement

We and Visa Europe have entered into a put-call option agreement under which Visa Europe will provide us with a call option to require Visa Europe to cause its members to convey and deliver to us all of the outstanding shares of capital stock of Visa Europe. We may exercise the call option, subject to certain conditions, at any time following certain triggering events, but in any event not before the closing of our proposed initial public offering.

A triggering event will occur if:

•	There is a decline of 25% or greater in the number of merchants in the Visa Europe region that accept Visa-branded products and such rate of decline is at least twice as much as both:

•	the average rate of any decline in the number of merchants in the Visa Europe region that accept general purpose payment cards for the processing of payment transactions, and

•

if the average rate of merchant acceptance of Visa-branded general purpose payment cards has declined outside of Visa Europe’s region, the average rate of any decline in the number of merchants outside Visa Europe that accept Visa-branded general purpose payment cards for the processing of payment transactions; and

•

There is a decline of 45% or more in the number of automatic teller machines, or ATMs, within Visa Europe’s region that accept Visa-branded general purpose payment product cards for the processing of credit and debit transactions, which we refer to as the ATM acceptance rate, where such decline in the ATM acceptance rate is at least twice:

•	the average rate of any decline in the number of ATMs within Visa Europe’s region that accept general purpose payment cards for the processing of credit and debit transactions; and

•

if the average rate of ATM acceptance of Visa-branded general purpose payment cards is declining outside of Visa Europe’s region, the average rate of decline in the number of ATMs outside of Visa Europe’s region that accept Visa-branded general purpose payment product cards for the processing of credit and debit transactions; and

•

Visa Europe has failed to deliver and implement a remediation plan within six months after the later to occur of the circumstances described above, or has implemented a remediation plan but the decline in the merchant acceptance rate and ATM acceptance rate has not been stopped prior to the date that is 12 months after the implementation of the remediation plan.

In addition, we will grant Visa Europe a put option to require us to purchase from the Visa Europe members all of the issued shares of capital stock of Visa Europe. The put option may be exercised by Visa Europe at any time after the first anniversary of our proposed initial public offering.

The price per share at which both the call option and the put option will be exercisable will be calculated by, first, multiplying (A) the sum of (i) the projected sustainable net operating income of Visa Europe and its affiliates for the 12 months starting with the beginning of the calendar quarter commencing immediately after the exercise of the relevant option, subject to certain additional adjustments to account for, among other things, assets not transferred to us pursuant to the relevant option, (ii) an allocable portion of the fully phased-in cost synergies that would be achievable through the contribution of the operations of Visa Europe to our net operating income, on a pro forma basis, during the same twelve-month period and (iii) $5,000,000 (on a pre-tax basis), by (B) a fraction, the numerator of which is the average Visa Inc. price per share on its primary listing exchange for the 30 trading days preceding the exercise of the relevant option and the denominator of which is the median I/B/E/S estimate of the net income per share of our common stock for the 12 months starting with the next calendar quarter immediately after the exercise of the call option or the put option, as applicable.

The resulting price per share will then be increased by the sum of (i) the fair market value of all shares of our common stock owned by Visa Europe or any of its affiliates that will be acquired by Visa Inc. upon the closing of the call option or the put option plus (ii) the aggregate amount of any surplus capital of Visa Europe, plus (iii) the aggregate exercise price actually received by Visa Europe on conversion or exchange of convertible or exchangeable securities, less the sum of (a) the estimated amount of one-time costs associated with achieving the allocated portion of cost synergies added to Visa Europe’s projected sustainable net operating income, plus (b) the aggregate amount of any indebtedness of Visa Europe to the extent incurred to generate surplus capital, dividends or other distributions to shareholders of Visa Europe, plus (c) without duplication, the aggregate amount of any contingent liabilities with respect to Visa Europe or the business and assets acquired by us. If the call option or the put option is settled on a date that is prior to the date that is three years after the consummation of the initial public offering, we will have the option to deliver the option exercise price entirely in cash or a portion in cash and a portion in our publicly traded common stock up to a specified percentage that is tied to a formula based on the percentage of class C common stock originally received by all holders of class C common stock other than Visa Europe which will have been redeemed by us or which will have become freely transferable without restriction.

Visa Europe in its sole discretion may determine to include or exclude some or all of its non-core Visa assets in the put option or the call option as the case may be.

Visa Europe has agreed that Visa Europe will not, prior to an exercise of the put option or the call option, conduct an initial public offering of any capital stock of Visa Europe unless the Visa Europe business of authorizing, clearing and settling payments transactions branded under the Visa marks and those rights, assets, operations and properties that are solely used in or solely related to conducting the foregoing business would be transferred back to Visa Inc. or a subsidiary thereof prior to the consummation of the put option or the call option, as the case may be.

Director Independence

Each of our audit and risk, compensation and nominating/corporate governance committees is comprised of three or more directors, who are “independent” under the rules of the New York Stock Exchange, the Nasdaq Stock Exchange and applicable SEC rules. Currently, the following individuals serve on our board of directors as independent directors within the independence standards of the New York Stock Exchange, the Nasdaq Stock Exchange and applicable SEC rules: Thomas Campbell, Gary Coughlan, Mary B. Cranston, Francisco Javier Fernandez-Carbajal, Suzanne Nora Johnson, Robert W. Matschullat, Cathy Elizabeth Minehan, David J. Pang, William Shanahan and John A. Swainson.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to Visa U.S.A., Visa International and Visa Canada during the last two fiscal years by KPMG LLP:

	Fiscal
	2007	2006
	(in thousands)
Audit fees(1)	$9,615	$3,877
Audit-related fees(2)	1,916	790
Tax fees(3)	5,890	699
All other fees(4)	397	70

Total	$17,818	$5,436

(1)	Represents aggregate fees billed for professional services rendered in connection with annual financial statement audits, audits of our internal control over financial reporting and for services related to local statutory audits. Audit fees in fiscal 2007 also include audit services rendered in connection with our October 2007 reorganization and SEC registration matters.
(2)	Represents aggregate fees billed for assurance and related audit services (but not included in the audit fees set forth above). The assurance and related audit services included employee benefit plan audits, review of internal control for selected information systems and business units (SAS 70 audits), and services related to web trust certifications. A portion of audit-related fees in fiscal 2007 in respect of assurance services related to our October 2007 reorganization.
(3)	Represents aggregate fees billed for tax services in connection with the preparation of tax returns, other tax compliance services, tax planning and expatriate tax services. Tax fees in fiscal 2007 also include fees related to Visa U.S.A.’s and Visa International’s California Mutual Trading status.
(4)	In fiscal 2007, all other fees represent fees for finance advisory services in connection with the re-organization. In fiscal 2006, represents fees billed in connection with a forensic review over vendor billing process and a finance function study.

Prior to October 2007 Reorganization

Prior to our October 2007 reorganization the provision of services by KPMG LLP was overseen by the separate audit committees of Visa U.S.A., Visa International and Visa Canada.

The audit and risk committee of the board of directors of Visa U.S.A. limited the services provided by KPMG LLP to the provision of audit services, SAS 70 services, tax compliance and accounting advice up to pre-approved limits. Proposed services by KPMG LLP exceeding any pre-approved project scope, terms or cost required specific pre-approval by the audit and risk committee.

The audit, risk and finance committee of the board of directors of Visa International established a policy requiring the pre-approval of all audit, audit-related and permissible non-audit services provided by KPMG LLP. The audit, risk and finance committee considered and, if appropriate, pre-approved annually the engagement of the independent auditor to perform audit and permissible non-audit services of a recurring nature and that were allowable based on the policy. The audit, risk and finance committee also considered and, if appropriate, pre-approved specific requests for services to be provided by the independent auditor. The audit, risk and finance committee reviewed summary reports detailing actual fees incurred and services provided by the independent auditor after the services had been performed. When determining whether to pre-approve fees for services other than audit and audit-related services, the audit, risk and finance committee considered whether the provision of the service would impair the independent auditor’s independence with respect to Visa International.

The audit and risk committee of Visa Canada limited the services provided by KPMG LLP to audit services and tax compliance. The audit and risk committee pre-approved all audit and tax services provided by KPMG LLP.

Following October 2007 Reorganization

Following our October 2007 reorganization, our board of directors established an audit and risk committee of Visa Inc. Consistent with SEC and PCAOB requirements regarding auditor independence, the audit and risk committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The audit and risk committee is required to pre-approve all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for us by the independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the audit and risk committee prior to the completion of the audit. The audit and risk committee is required to review and discuss with the independent auditor any documentation supplied by the independent auditor as to the nature and scope of any tax services to be approved, as well as the potential effects of the provision of such services on the auditor’s independence. The audit and risk committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit and risk committee at its next scheduled meeting.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report.

1.	Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Report.

2.	Consolidated Financial Schedules

None.

3.	The exhibits listed on the exhibit index filed as part of this Report are filed or incorporated by reference as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

By:	/S/ JOSEPH W. SAUNDERS
Name:	Joseph W. Saunders
Title:	Chief Executive Officer
Date:	December 21, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph W. Saunders and William M. Sheedy, each of them acting individually, his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, in his or her name and on his or her behalf, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH W. SAUNDERS Joseph W. Saunders	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	December 21, 2007

/S/ BYRON H. POLLITT Byron H. Pollitt	Chief Financial Officer (principal financial officer and principal accounting officer)	December 21, 2007

/S/ HANI AL-QADI Hani Al-Qadi	Director	December 21, 2007

/S/ THOMAS CAMPBELL Thomas Campbell	Director	December 21, 2007

/S/ GARY COUGHLAN Gary Coughlan	Director	December 21, 2007

/S/ MARY B. CRANSTON Mary B. Cranston	Director	December 21, 2007

/S/ CHARLES T. DOYLE Charles T. Doyle	Director	December 21, 2007

Signature	Title	Date

/S/ FRANCISCO JAVIER FERNANDEZ-CARBAJAL Francisco Javier Fernandez-Carbajal	Director	December 21, 2007

/S/ PETER HAWKINS Peter Hawkins	Director	December 21, 2007

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	December 21, 2007

/S/ ROBERT W. MATSCHULLAT Robert W. Matschullat	Director	December 21, 2007

/S/ DAVID I. MCKAY David I. McKay	Director	December 21, 2007

/S/ CATHY ELIZABETH MINEHAN Cathy Elizabeth Minehan	Director	December 21, 2007

/S/ DAVID J. PANG David J. Pang	Director	December 21, 2007

Charles W. Scharf	Director

/S/ SEGISMUNDO SCHULIN-ZEUTHEN Segismundo Schulin-Zeuthen	Director	December 21, 2007

/S/ WILLIAM SHANAHAN William Shanahan	Director	December 21, 2007

/S/ JOHN A. SWAINSON John A. Swainson	Director	December 21, 2007

/S/ JOHANNES (HANS) I. VAN DER VELDE Johannes (Hans) I. van der Velde	Director	December 21, 2007

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Visa Inc. on October 4, 2007)

3.2	Amended and Restated Bylaws of Visa Inc.

4.1	Form of stock certificate of Visa Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007)

4.2	Except as set forth in Exhibit 4.1 above, the instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)

10.1	Settlement Agreement, dated June 4, 2003, by and among Visa U.S.A. Inc. and Wal-Mart, Limited Brands, Sears, Safeway, Circuit City, National Retail Federation, Food Market Institute, International Mass Retail Association and Bernie’s Army-Navy Store (incorporated by reference to Exhibit 10.1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.2	Master Agreement, with effective date of January 1, 2005, and as amended and supplemented on March 31, 2005, June 15, 2005, June 30, 2005, November 9, 2005, August 11, 2006, January 16, 2007, March 1, 2007, April 20, 2007, and July 23, 2007, by and between JP Morgan Chase Bank NA and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 29, 2007)

10.3	Chase Freedom Incentive Funding Schedule, with effective date of September 1, 2007, by and between JP Morgan Chase Bank NA and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.3 to the Visa Inc. Registration Statement on Form S-1 (333-247296) filed on November 9, 2007)†

10.4	Amended and Restated Agreement, with effective date of January 1, 2006, and as amended June 22, 2007, by and among Bank of America NA, MBNA America and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 2, 2007)

10.6	Visa Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.7	Letter of Employment, dated June 4, 2007, by and between Joseph W. Saunders and Visa International Service Association (incorporated by reference to Exhibit 10.6 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.8	Offer Letter, dated August 21, 2007, by and between Byron H. Pollitt and Visa, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 29, 2007)

10.9	Visa U.S.A. Long Term Incentive Plan for fiscal 2006 (incorporated by reference to Exhibit 10.7 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.10	Visa Excess Retirement Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.9 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.11	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)

Exhibit Number	Description of Documents
10.12	Visa Excess Thrift Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.11 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.13	Judgment Sharing Agreement among Defendants in the AMEX case by and between Visa U.S.A. Inc. and the signatory banks thereto (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.14	Form of Interchange Judgment Sharing Agreement among Visa Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.15	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and each Member of Visa U.S.A. Inc. that executes and delivers a counterpart signature page to the agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.16	Form of Escrow Agreement among Visa Inc., Visa U.S.A. Inc. and the escrow agent (incorporated by reference to Exhibit 10.15 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.17	Form of Framework Agreement among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.18	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 22, 2007)

10.19	Form of Visa Europe Put-Call Option Agreement by and among Visa Inc. and Visa Europe Limited (incorporated by reference to Exhibit 10.19 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.20	Office Lease, with effective date of April 18, 1991, and as amended on May 14, 1992, September 1, 1995, July 1, 1998, and April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.21	Data Center Lease, with effective date of April 18, 1991, and as amended on April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.22	Amended and Restated Global Restructuring Agreement, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Visa Asia Pacific, Visa Latin America (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007)

10.23	Inovant Long Term Incentive Plan for fiscal 2006, as amended (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.24	Visa U.S.A. Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.25 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.25	Inovant Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.26 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

2

Exhibit Number	Description of Documents
10.26	Visa Inc. Special Bonus Plan for fiscal 2007 Plan Administration Guidelines (incorporated by reference to Exhibit 10.27 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.27	Offer Letter, dated June 20, 2007, by and between John (Hans) C. Morris and Visa Inc. (incorporated by reference to Exhibit 10.28 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.28	Offer Letter, dated December 17, 2003, by and between Josh Floum and Visa U.S.A. (incorporated by reference to Exhibit 10.29 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.29	Employment Agreement, dated October 1, 2004, by and between John Partridge and Inovant LLC. (incorporated by reference to Exhibit 10.30 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

14.1	Code of Ethics for CEO and Senior Financial Officers

21.1	Subsidiaries of Visa Inc. (incorporated by reference to Exhibit 21.1 of the Visa Inc. Registration Statement on Form S-1 (333-1472976) filed on November 9, 2007)

24.1	Power of Attorney (included in signature page)

31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.
(1)	We have agreed to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of Visa Inc. and its subsidiaries.

3