Form 10-K/A
period 2007-09-30
Visa Inc.
filed 2008-02-04
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:    NONE

EXPLANATORY NOTE

Visa Inc. (the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Amendment”), to amend the Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2007, (the “Original Annual Report”). The Company is filing this Amendment in response to comments received from the SEC. This Amendment only amends and restates the information in Item 7 of Part II, Item 11 of Part III and Item 15 of Part IV, as permitted by the rules and regulations of the SEC.

Except as described above, no other changes have been made to the Original Annual Report. This Amendment continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

PART II

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

Fees for data processing services related to processing transactions through non-Visa networks would be expected to grow over time as the worldwide migration from paper-based to electronic payments continues. Maintenance and equipment rental costs may continue to increase over time as Visa U.S.A. continues to evaluate out-sourcing alternatives for certain support functions.

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

Visa U.S.A. assesses the effectiveness of all promotional activity and may continue joint promotional campaigns with its financial institution customers in the future. Expenses associated with Visa Extras would be expected to increase over time as payments volumes associated with enrolled payments products increase.

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

Visa U.S.A. continues to evaluate out-sourcing alternatives for certain technology and support functions. Contractor and outsourcing expense could increase in the future should additional support functions be transitioned to an external provider.

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

PART III

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

The funding level of the incentive plan pool was determined by corporate results compared with the corporate targets, as stated above. Messrs. Sheedy’s, Floum’s and Partridge’s bonus payouts were based on the achievement of these corporate goals and evaluation by the human resources and compensation committee of individual performance against individual goals. Under the Visa U.S.A. annual incentive plan, each of Messrs. Sheedy, Floum and Partridge was eligible to receive an annual bonus payment from zero to 200% of his target bonus for fiscal 2007. Messrs. Sheedy and Partridge received the maximum payout (200% of their respective target awards) under this plan because, in addition to excelling in the performance of their preexisting duties, they both held key substantive managerial roles in connection with the reorganization. In Mr. Sheedy’s case, in addition to his preexisting duties of leading Visa U.S.A.’s interchange strategy, he served as principal financial officer for Visa Inc. during this critical period, including being responsible for all finance aspects of the reorganization and the Form S-4 registration process. In Mr. Partridge’s case, in addition to his preexisting duties of leading the Inovant processing subsidiary, he managed the office of transition management for Visa Inc., including devising the organizational structure for Visa Inc. The human resources and compensation committee determined that Mr. Floum had done an excellent job of managing Visa U.S.A.’s litigation during fiscal 2007. In addition, Mr. Floum substantially contributed to the design of the Visa Inc. retrospective responsibility plan, which was designed so that liability for the covered litigation would remain with the members of Visa U.S.A. While the retrospective responsibility plan was a key component of the reorganization, Mr. Floum did not carry the same level of daily managerial duties in connection with the reorganization as did Messrs. Sheedy and Partridge. Thus, the committee believed that it was appropriate to award Mr. Floum a lower percentage bonus than was appropriate for Messrs. Sheedy and Partridge.

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

Mr. Floum’s individual performance goals for fiscal 2007 were qualitative, not quantitative, in nature and were not weighted. They consisted of: (i) managing the legal and government relations functions for Visa U.S.A., and (ii) leading certain aspects of the reorganization on behalf of Visa U.S.A., including the creation of the retrospective responsibility plan relating to the covered litigation. The committee determined that Mr. Floum had exceeded his individual performance goals and awarded him 175% of his target bonus.

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

For our Chief Executive Officer, long-term incentive compensation is provided pursuant to his employment letter. In setting long-term incentive compensation for our Chief Executive Officer, we recognized that not only would this individual need to have the requisite skills, experience and leadership abilities to manage our complex business, but also that the individual would be asked to manage and grow our business at a time of great transition. We recognized that our Chief Executive Officer would face significantly greater risks and challenges at our company during this time of transition. Similar to the decision process for our other named executive officers, Mr. Saunders’s long-term performance bonus was determined by considering Mr. Saunders’s individual contributions to our corporate performance and success. Mr. Saunders’s compensation package reflected the transition governance committee’s belief in the importance of compensating Mr. Saunders competitively for his unique contribution to our success during this challenging transitional period. See “—Employment Arrangements.”

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

Special Bonus Program

Although it is not an ongoing element of our compensation plans, we instituted a special broad-based bonus program for all eligible employees at the end of fiscal 2007 to reward performance during our reorganization and to encourage all of those employees to focus on the continuing operations of each business unit while at the same time preparing the organization to become a public company and achieve the anticipated benefits of the reorganization. Under this program, Messrs. Saunders, Sheedy, Floum and Partridge each received a special cash bonus at the end of fiscal 2007, which is disclosed in the “—Bonus” column of “—Summary Compensation Table.” In determining the special bonus awards for Messrs. Sheedy, Floum and Partridge, Mr. Saunders made a subjective assessment with regard to these one-time bonus awards without taking into account any particular percentage target or external benchmark or criteria. In determining Mr. Saunders’s award under the special bonus program, the transition governance committee believed it was appropriate to award him an amount equal to 50% of his annual base salary or $425,000. Under this special bonus program, all eligible employees, including these executive officers, are also expected to receive restricted stock with a value equal to the amount of his previous special cash bonus upon the successful completion of our proposed initial public offering, subject to approval by our compensation committee.

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

Under the letter agreement, Mr. Saunders receives an annual base salary of $950,000 and is eligible for an annual performance bonus, with a target annual bonus of 200%–300% of his annual base salary. This agreement provided for a minimum annual bonus of 250% of his annual base salary for fiscal 2007. Mr. Saunders was eligible to receive a maximum of 200% of his target annual bonus (in this case 200% of 300%, totaling 600% of his annual base salary) for fiscal 2007. Within this eligible range of 250%–600% of base salary, the transition governance committee awarded Mr. Saunders an annual bonus of 500% of his base salary (calculated on September 26, 2007 based on his estimated base salary of $790,274 for fiscal 2007), which equaled $3,951,370. In determining this award, the transition governance committee noted that virtually all of Mr. Saunders’s performance metrics had been met or exceeded. In particular, under his leadership Visa was able to complete the reorganization substantially ahead of its internal schedule. Other performance metrics that were contained in his letter agreement and factored into the award included: (i) the unanimous approval of the definitive agreements by the Visa International board and each of the regional boards in June 2007; (ii) the filing of the Form S-4 registration statement in June 2007 and effectiveness of the registration statement in September 2007; (iii) the recruitment of the Visa Inc. independent directors and selection of the financial institution directors in a timely fashion, enabling the slate of directors to be unanimously approved by the transition governance committee and the Visa International and Visa U.S.A. boards of directors in August 2007; (iv) the effective completion of the Visa Inc. organizational structure and the executive leadership team (with only the chief marketing officer position open at the end of September 2007); (v) the creation of the fiscal 2008 budget; (vi) the approval of the 2007 Visa Inc. Equity Incentive Compensation Plan, including the share reserve; and (vii) the approval of the Visa Inc. compensation philosophy and director compensation by the transition governance committee. Mr. Saunders’s annual bonus for fiscal 2007 is reported in “—Summary Compensation Table.”

For fiscal 2008, the compensation committee has established his target annual bonus at 250% of base salary.

Mr. Saunders’s letter agreement also provides that he is eligible for a long-term performance bonus in an amount equal to 500%–600% of his annual base compensation. This range of 500%–600% was determined based on peer group compensation information from Towers Perrin, our executive compensation consultant. As a result of Mr. Saunders’s achievements for fiscal 2007, as outlined above, the transition governance committee determined to award him the maximum long-term performance bonus of 600% of his base salary (calculated on September 26, 2007 based on his estimated base salary of $790,274 for fiscal 2007), which equaled $4,741,644. Mr. Saunders’s long-term incentive award for fiscal 2007 will become vested and payable in cash in 2009 and is reported in “—Summary Compensation Table.” For fiscal 2008 and beyond, his actual long-term bonus will be decided by the compensation committee, in its discretion. Mr. Saunders must be in active working status to receive such a bonus, except as described under “—Potential Payments Upon Termination or Change-in-Control.” Either Mr. Saunders or we may terminate Mr. Saunders’s employment at any time subject to payment of the required severance as described below in the case of an involuntary termination.

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

(Previously filed with Original Annual Report).

2.	Consolidated Financial Schedules

None.

3.	The exhibits listed on the exhibit index filed as part of this Report are filed or incorporated by reference as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

By:	/S/ JOSEPH W. SAUNDERS
Name:	Joseph W. Saunders
Title:	Chief Executive Officer
Date:	February 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH W. SAUNDERS Joseph W. Saunders	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 4, 2008

/S/ BYRON H. POLLITT Byron H. Pollitt	Chief Financial Officer (principal financial officer and principal accounting officer)	February 4, 2008

* Hani Al-Qadi	Director	February 4, 2008

* Thomas Campbell	Director	February 4, 2008

* Gary Coughlan	Director	February 4, 2008

* Mary B. Cranston	Director	February 4, 2008

* Charles T. Doyle	Director	February 4, 2008

* Francisco Javier Fernandez-Carbajal	Director	February 4, 2008

* Peter Hawkins	Director	February 4, 2008

* Suzanne Nora Johnson	Director	February 4, 2008

* Robert W. Matschullat	Director	February 4, 2008

Signature	Title	Date

* David I. McKay	Director	February 4, 2008

* Cathy Elizabeth Minehan	Director	February 4, 2008

* David J. Pang	Director	February 4, 2008

* Charles W. Scharf	Director	February 4, 2008

* Segismundo Schulin-Zeuthen	Director	February 4, 2008

* William Shanahan	Director	February 4, 2008

* John A. Swainson	Director	February 4, 2008

* Johannes (Hans) I. van der Velde	Director	February 4, 2008

By:	/S/ JOSEPH W. SAUNDERS
Name:	Joseph W. Saunders As Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Visa Inc. on October 4, 2007)

3.2	Amended and Restated Bylaws of Visa Inc. (incorporated by reference to Exhibit 3.2 to Visa Inc. Annual Report on Form 10-K (333-143966) filed on December 21, 2007)

4.1	Form of stock certificate of Visa Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007)

4.2	Except as set forth in Exhibit 4.1 above, the instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)

10.1	Settlement Agreement, dated June 4, 2003, by and among Visa U.S.A. Inc. and Wal-Mart, Limited Brands, Sears, Safeway, Circuit City, National Retail Federation, Food Market Institute, International Mass Retail Association and Bernie’s Army-Navy Store (incorporated by reference to Exhibit 10.1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.2	Master Agreement, with effective date of January 1, 2005, and as amended and supplemented on March 31, 2005, June 15, 2005, June 30, 2005, November 9, 2005, August 11, 2006, January 16, 2007, March 1, 2007, April 20, 2007, and July 23, 2007, by and between JP Morgan Chase Bank NA and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 29, 2007)

10.3	Chase Incentive Funding Schedule, with effective date of September 1, 2007, by and between JP Morgan Chase Bank NA and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.3 to the Visa Inc. Registration Statement on Form S-1 (333-247296) filed on November 9, 2007)†

10.4	Amended and Restated Agreement, with effective date of January 1, 2006, and as amended June 22, 2007, by and among Bank of America NA, MBNA America and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 2, 2007)

10.6	Visa Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.7	Letter of Employment, dated June 4, 2007, by and between Joseph W. Saunders and Visa International Service Association (incorporated by reference to Exhibit 10.6 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.8	Offer Letter, dated August 21, 2007, by and between Byron H. Pollitt and Visa, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 29, 2007)

10.9	Visa U.S.A. Long Term Incentive Plan for fiscal 2006 (incorporated by reference to Exhibit 10.7 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.10	Visa Excess Retirement Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.9 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.11	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)

Exhibit Number	Description of Documents
10.12	Visa Excess Thrift Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.11 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.13	Judgment Sharing Agreement among Defendants in the AMEX case by and between Visa U.S.A. Inc. and the signatory banks thereto (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.14	Form of Interchange Judgment Sharing Agreement among Visa Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.15	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and each Member of Visa U.S.A. Inc. that executes and delivers a counterpart signature page to the agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.16	Form of Escrow Agreement among Visa Inc., Visa U.S.A. Inc. and the escrow agent (incorporated by reference to Exhibit 10.15 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.17	Form of Framework Agreement among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.18	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 22, 2007)

10.19	Form of Visa Europe Put-Call Option Agreement by and among Visa Inc. and Visa Europe Limited (incorporated by reference to Exhibit 10.19 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.20	Office Lease, with effective date of April 18, 1991, and as amended on May 14, 1992, September 1, 1995, July 1, 1998, and April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.21	Data Center Lease, with effective date of April 18, 1991, and as amended on April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.22	Amended and Restated Global Restructuring Agreement, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Visa Asia Pacific, Visa Latin America (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007)

10.23	Inovant Long Term Incentive Plan for fiscal 2006, as amended (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.24	Visa U.S.A. Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.25 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.25	Inovant Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.26 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

2

Exhibit Number	Description of Documents
10.26	Visa Inc. Special Bonus Plan for fiscal 2007 Plan Administration Guidelines (incorporated by reference to Exhibit 10.27 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.27	Offer Letter, dated June 20, 2007, by and between John (Hans) C. Morris and Visa Inc. (incorporated by reference to Exhibit 10.28 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.28	Offer Letter, dated December 17, 2003, by and between Josh Floum and Visa U.S.A. (incorporated by reference to Exhibit 10.29 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.29	Employment Agreement, dated October 1, 2004, by and between John Partridge and Inovant LLC. (incorporated by reference to Exhibit 10.30 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to Visa Inc. Annual Report on Form 10-K (333-143966) filed on December 21, 2007)

21.1	Subsidiaries of Visa Inc. (incorporated by reference to Exhibit 21.1 of the Visa Inc. Registration Statement on Form S-1 (333-1472976) filed on November 9, 2007)

24.1	Power of Attorney (included in signature page to the Visa Inc. Annual Report on Form 10-K (333-143966) filed on December 21, 2007)

24.2	Power of Attorney of Charles W. Scharf

31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.
(1)	We have agreed to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of Visa Inc. and its subsidiaries.

3