Form 10-Q
period 2007-12-31
Visa Inc.
filed 2008-02-04
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 15, 2008, there were 118,575,490.86630 shares of Class AP, 22,034,685.00000 shares of Class Canada, 36,069,845.84324 shares of Class CEMEA, 90,667,262.00000 shares of Class EU, 78,743,110.63515 shares of Class LAC and 556,297,705.23638 shares of Class USA common stock of Visa Inc. issued and outstanding.

VISA INC.

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

PART I

ITEM 1. Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	September 30, 2007(1)
	(in millions, except share data)
Assets
Cash and cash equivalents	$1,698	$275
Investment securities, available-for-sale	729	747
Settlement receivable	1,154	10
Accounts receivable	347	245
Customer collateral	443	68
Current portion of volume and support incentives	156	96
Current portion of deferred tax assets	774	795
Prepaid expenses and other current assets	512	271

Total current assets	5,813	2,507
Investment securities, available-for-sale	380	737
Volume and support incentives	74	44
Investment in Visa International	—	227
Property, equipment, and technology, net	912	313
Deferred tax assets	—	471
Other assets	625	91
Intangible assets	10,883	—
Goodwill	9,055	—

Total assets	$27,742	$4,390

Liabilities
Accounts payable	$76	$99
Settlement payable	1,012	50
Customer collateral	443	68
Accrued compensation and benefits	312	244
Volume and support incentives	298	188
Accrued liabilities	638	356
Current portion of long-term debt	75	41
Current portion of accrued litigation	2,325	2,236

Total current liabilities	5,179	3,282
Long-term debt	40	—
Accrued litigation	1,395	1,446
Deferred tax liabilities	3,658	—
Other liabilities	754	125

Total liabilities	11,026	4,853
Minority interest	—	38
Commitments and contingencies—see Note 21

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	December 31, 2007	September 30, 2007(1)
(in millions, except share data)

Stockholders’ Equity and Accumulated Deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622,245,209 shares authorized and none issued	—	—
Class B common stock, $0.0001 par value, 622,245,209 shares authorized and none issued	—	—
Class C (series I) common stock, $0.0001 par value, 813,582,801 shares authorized and none issued	—	—
Class C (series II) common stock, $0.0001 par value, 38,582,801 shares authorized and none issued	—	—
Class C (series III) common stock, $0.0001 par value, 64,000,000 shares authorized and none issued	—	—
Class C (series IV) common stock, $0.0001 par value, 1,000,000 shares authorized and none issued	—	—
Class USA common stock, $0.0001 par value, 622,245,209 shares authorized and 426,390,481 issued and outstanding	—	—
Class EU (series I) common stock, $0.0001 par value, 64,000,000 shares authorized and 62,213,201 issued and outstanding	—	—
Class EU (series II) common stock, $0.0001 par value, 38,582,801 shares authorized and 27,904,464 issued and outstanding	—	—
Class EU (series III) common stock, $0.0001 par value, 1,000,000 shares authorized and 549,587 issued and outstanding	—	—
Class Canada common stock, $0.0001 par value, 25,000,000 shares authorized and 22,034,685 issued and outstanding	—	—
Class AP common stock, $0.0001 par value, 130,000,000 shares authorized and 119,100,481 issued and outstanding	—	—
Class LAC common stock, $0.0001 par value, 90,000,000 shares authorized and 80,137,915 issued and outstanding	—	—
Class CEMEA common stock, $0.0001 par value, 42,000,000 shares authorized and 36,749,698 issued and outstanding	—	—
Additional paid-in capital	16,785	—
Accumulated deficit	(69)	(501)
Accumulated other comprehensive income, net	—	—

Total stockholders’ equity and accumulated deficit	16,716	(501)

Total liabilities, stockholders’ equity and accumulated deficit	$27,742	$4,390

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2007	2006(1)
	(in millions except per share data)
Operating Revenues
Service fees	$732	$451
Data processing fees	492	331
Volume and support incentives	(250)	(97)
International transaction fees	381	106
Other revenues	133	54

Total operating revenues	1,488	845

Operating Expenses
Personnel	283	171
Network, EDP and communications	133	81
Advertising, marketing and promotion	210	114
Visa International fees	—	43
Professional and consulting fees	98	71
Administrative and other	78	54
Litigation provision	—	2

Total operating expenses	802	536

Operating income	686	309
Other (Expense) Income
Equity in earnings of unconsolidated affiliates	1	12
Interest expense	(45)	(20)
Investment income, net	41	22

Total other (expense) income	(3)	14

Income before income taxes and minority interest	683	323
Income tax expense	259	119

Income before minority interest	424	204
Minority interest	—	1

Net income	$424	$205

Basic and diluted net income per share (Note 16)(2)	$0.55
Basic and diluted weighted-average common stock outstanding(2)	775,080,512

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.
(2)	For the three months ended December 31, 2006, Visa U.S.A. Inc. was a non-stock corporation and therefore there was no comparable metric for net income per share and no common stock outstanding.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Total Accumulated Deficit and Stockholders’ Equity
	Shares	Amount
	(in millions, except share data)
Balance at September 30, 2007(1)				$(501)	$—	$(501)

Tax adjustment as a result of adoption of FIN 48				8		8
Net income				424		424
Other comprehensive income, net of tax					—	—

Comprehensive income						432
Issuance of class USA common stock	426,390,481	—	—	—	—	—
Issuance of class EU (series I) common stock	62,213,201	—	3,041	—	—	3,041
Issuance of class EU (series II) common stock	27,904,464	—	1,104	—	—	1,104
Issuance of class EU (series III) common stock	549,587	—	27	—	—	27
Issuance of class Canada common stock	22,034,685	—	1,077	—	—	1,077
Issuance of class AP common stock	119,100,481	—	5,822	—	—	5,822
Issuance of class LAC common stock	80,137,915	—	3,917	—	—	3,917
Issuance of class CEMEA common stock	36,749,698	—	1,797	—	—	1,797

Balance at December 31, 2007	775,080,512	$—	$16,785	$(69)	$—	$16,716

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended December 31,
	2007	2006(1)
	(in millions)
Net income	$424	$205
Other comprehensive income , net of tax:
Investment Securities, available-for-sale
Net unrealized gain (loss)	—	1
Income tax effect	—	—
Reclassification adjustment for net gain (loss) realized in net income	—	—
Income tax effect	—	—

Derivative Instruments
Net unrealized loss	(2)	—
Income tax effect	1	—
Reclassification adjustment for net loss realized in net income	2	—
Income tax effect	(1)	—
Foreign currency translation gain	—

Other comprehensive income, net of tax	—	1

Comprehensive income, net of tax	$424	$206

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2007	2006(1)
	(in millions)
Operating Activities
Net income	$424	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of facilities, equipment and software	62	29
Amortization of intangibles, investments, debt issuance costs, and accretion of member deposits	1	3
Asset impairment	—	1
Net realized loss on investment securities	2	—
Gain on sale of assets	(1)	—
Minority interest	—	(1)
Amortization of volume and support incentives	250	97
Accrued litigation and accretion	39	20
Equity in earnings of unconsolidated affiliates	(1)	(12)
Deferred income taxes	(9)	19
Change in operating assets and liabilities:
Accounts receivable	(29)	3
Settlement receivable	(567)	(15)
Volume and support incentives	(269)	(135)
Other assets	(27)	14
Accounts payable	(89)	(42)
Settlement payable	368	6
Accrued compensation and benefits	(166)	(56)
Accrued and other liabilities	198	77
Accrued litigation	(1)	—
Member deposits	(3)	(36)

Net cash provided by operating activities	182	177

Investing Activities
Investment securities, available-for-sale:
Purchases	(1,257)	(467)
Proceeds from sales and maturities	1,732	412
Non-marketable securities	(160)	—
Cash acquired through reorganization	1,002	—
Contributions to joint ventures	—	(1)
Distributions from partnership investment	1	—
Purchases of property, equipment, and technology	(71)	(16)
Proceeds from sale of property, equipment, and technology	4	—

Net cash provided by (used in) investing activities	1,251	(72)

Financing Activities
Proceeds from short-term borrowing	2	—
Payments on short-term borrowing	(2)	—
Principal payments on debt	(9)	(8)
Principal payments on capital lease obligations	(1)	(1)

Net cash used in financing activities	(10)	(9)

Increase in cash and cash equivalents	1,423	96
Cash and cash equivalents at beginning of year	275	270

Cash and cash equivalents at end of year	$1,698	$366

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$5	$5
Increase (decrease) in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology, net	$2	$(12)
Interest payments on debt	$1	$1
Common stock issued in acquisitions	$16,785

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

(in millions, except as noted)

Note 1—Organization

Visa Inc. is a stock corporation incorporated under the laws of the state of Delaware, United States of America. Visa Inc. and its consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Canada Inc. (“Visa Canada”) and Inovant LLC (“Inovant”) (hereafter referred to as the “Company”), operate the world’s largest retail electronic payments network. Visa Inc. facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Visa Inc. provides financial institutions, its primary customers, with product platforms encompassing consumer credit, debit, prepaid and commercial payments. VisaNet, a secure, centralized, global processing platform, enables Visa Inc. to provide financial institutions and merchants with a wide range of product platform, transaction processing and related value added-services.

The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards. The Company’s issuing customers have the independent responsibility to individually determine these and most other competitive card features. These functions are performed by the Company’s customer financial institutions in competition with one another.

Prior to the October 2007 Reorganization

Prior to the October 2007 reorganization, Visa operated as five corporate entities related by ownership and membership: Visa U.S.A., Visa International (comprising the operating regions of Asia Pacific (“AP”), Latin America and Caribbean (“LAC”), and Central and Eastern Europe, Middle East and Africa (“CEMEA”)), Visa Canada, Visa Europe Limited (“Visa Europe”) and Inovant, a majority owned subsidiary of Visa U.S.A., which operated the VisaNet transaction processing system and other related processing systems. Each of Visa U.S.A., Visa Canada, Visa Europe, Visa AP, Visa LAC and Visa CEMEA operated as a separate geographic region, serving its member financial institutions and administering Visa programs in its respective region.

October 2007 Reorganization

In order to respond to industry dynamics and enhance Visa’s ability to compete, in a series of integrated transactions occurring from October 1 to October 3, 2007, Visa undertook a reorganization, as more fully described in Note 3—The Reorganization, in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. For financial accounting and reporting purposes, the Company has reflected the reorganization as a single transaction occurring on October 1, 2007 (the “reorganization date”), the date all contractual conditions to the closing, other than those of a perfunctory nature, were met. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions and entered into a set of contractual arrangements with the Company in connection with the reorganization. In the reorganization, the Company issued different classes and series of common stock reflecting the different rights and obligations of the Visa financial institution members and Visa Europe based on the geographic region in which they are located. In addition to common stock, the Company provided other consideration to Visa Europe, as more fully described in Note 4—Visa Europe, in exchange for its ownership interest in Visa International and Inovant.

At September 30, 2007, Visa U.S.A. held a 69% ownership interest in its consolidated subsidiary, Inovant, and an estimated 26% membership interest in Visa International. The remaining 31% ownership interest in

Inovant was held by Visa International, Visa Canada and Visa Europe. The remaining estimated 74% membership interest in Visa International was held by the financial institution members of the unincorporated regions (consisting of Visa AP, Visa LAC, and Visa CEMEA), Visa Europe and Visa Canada. The reorganization was accounted for using the purchase method of accounting under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS No. 141”) with Visa U.S.A. deemed to be the accounting acquirer of Visa Canada and the remaining ownership interest in Visa International and Inovant not previously held (the “acquired interests”). The net assets underlying the acquired interests were recorded at fair value at the reorganization date with the excess purchase price over this value attributed to goodwill.

The results of operations of Visa International and Visa Canada have been included in the consolidated statements of operations of the Company beginning October 1, 2007.

The Company has one operating and reportable segment, “Payment Services.” The Chief Executive Officer has been identified as the chief operating decision-maker. All of the Company’s business activities are similar and are interconnected. Resource allocation is based upon a functional organizational structure and is dependent upon enterprise wide profitability and key performance indicators. Accordingly, all significant operating decisions are based upon analyses of Visa as one operating and reportable segment.

Note 2—Summary of Significant Accounting Policies

Basis of presentation—The accompanying interim consolidated financial statements for the three months ended December 31, 2007 and 2006 are unaudited and are presented in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements have been omitted, and accordingly these unaudited interim consolidated financial statements should be read in conjunction with the Visa Inc. Form 10-K for the year ended September 30, 2007.

Consolidated balance sheet information at September 30, 2007 and consolidated income statement information for the three months ended December 31, 2006 is that of Visa U.S.A., the accounting acquirer in the reorganization, as further described in Note 3—The Reorganization and are also presented in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results for the interim period presented.

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these unaudited interim consolidated financial statements may not be indicative of results for any other interim period or for the entire year.

Principles of consolidation—The Company consolidates all entities that are controlled by ownership of a majority voting interest as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications—Certain reclassifications, not affecting net income, have been made to prior period information to conform to the current period presentation format.

Use of estimates—The preparation of the accompanying unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated balance sheets. Such estimates include purchase consideration, valuation of goodwill and intangible assets, valuation of the Visa Europe put option, legal contingencies, guarantees and indemnifications, and assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Actual results could differ from these estimates.

Cash and cash equivalents—Cash and cash equivalents include cash and certain highly liquid investments with original maturities of ninety days or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

Investments—Investments in marketable securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments with original maturities greater than ninety days and with maturities less than one year from the balance sheet date are considered current assets. Investments with maturities greater than one year from the balance sheet date are considered non-current assets.

The Company classifies its debt and marketable equity securities as available-for-sale to meet investment objectives such as liquidity management and to promote business and strategic objectives. These securities are recorded at cost at the time of purchase and are carried at fair value, based on current market or broker quotations. Unrealized gains and losses are reported in accumulated other comprehensive income on the consolidated balance sheets. The Company does not engage in investment trading activities.

The Company evaluates its investments for other-than-temporary impairment on an ongoing basis. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a new cost basis for the security which is equivalent to its fair value. In evaluating other-than-temporary impairment, the Company considers the length of time and extent to which fair value has been less than cost, the Company’s intent and ability to hold the investment until recovery, and other relevant factors such as management’s judgment about the issuer’s financial condition and the Company’s investment horizon.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield and decrease or increase the carrying amount of the investment. Premiums and discounts are included in investment income, net on the Company’s consolidated statements of operations. Dividend and interest income are recognized when earned and are included in investment income, net on the Company’s consolidated statements of operations.

The Company uses the equity method of accounting for investments in other entities when it holds between 20% and 50% ownership in the entity or when it exercises significant influence. Under the equity method, the Company’s share of each entity’s profit or loss is reflected currently in the Company’s consolidated statements of operations rather than when realized through dividends or distributions. The equity method of accounting is also utilized for flow-through entities such as limited partnerships and limited liability companies when the investment ownership percentage is equal to or greater than 5% of outstanding ownership interests, regardless of whether the Company has significant influence over the investees.

The Company accounts for investments in entities under the historical cost method of accounting when it holds less than 20% ownership in the entity or for flow-through entities when the investment ownership is less than 5%, and the Company does not exercise significant influence. These investments consist of equity holdings in non-public companies and are recorded in other assets on the consolidated balance sheets.

The Company regularly reviews investments accounted for under the cost and equity methods for possible impairment. The Company estimates the fair value of these investments if there have been events or changes in circumstance that may have had a significant adverse effect on the fair value of these investments. The fair value estimate typically includes an analysis of the facts and circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

Settlement receivable and payable—The Company operates systems for clearing and settling customer payment transactions. Net settlements are generally cleared within one to two business days, resulting in amounts due to and from financial institution customers. These settlement receivables and payables are stated at cost and are presented on a gross basis on the consolidated balance sheets.

Financial instruments—The Company considers cash and cash equivalents, short-term investments, long-term investments, accounts receivable, short-term debt, notes payable, settlement guarantees, the Visa Europe put option, and settlement receivable and payable to be financial instruments. Except as described in Note 11—Debt, the estimated fair value of such instruments at December 31, 2007 and September 30, 2007 approximate their carrying values as reported on the Company’s consolidated balance sheets.

Prepaid assets—The Company records prepayment of goods and services in prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company expenses these amounts as used or ratably to the consolidated statements of operations over the period of benefit.

Customer collateral—The Company holds cash deposits and other noncash assets from certain customers in order to ensure their performance of settlement obligations arising from credit, debit and travelers cheque product clearings. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets. Noncash collateral assets are held on behalf of the Company by a third party and are not recorded on the Company’s consolidated balance sheets.

Property, equipment, and technology, net—Property, equipment, and technology, net are recorded at historical cost and are depreciated or amortized on a straight-line basis over their estimated useful lives, which range from two to forty years, except for land and construction-in-progress, which are not depreciated.

The estimated useful lives of the respective classes of assets are as follows:

Buildings	40 years
Building improvements	3 to 40 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term
Furniture, fixtures and equipment	2 to 7 years
Technology	3 to 7 years

Technology includes both purchased and internally developed software. Internally developed software represents software primarily utilized by the VisaNet electronic payment network. The costs of internally developed software are recorded in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, internal and external costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage, as defined, are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight line basis over the technology’s estimated useful life.

Fully depreciated assets are retained in property, equipment, and technology, net, until removed from service. Costs for maintenance and repairs are charged to expense as incurred. Major improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life.

Impairment of long-lived assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows.

Intangible assets—The Company initially records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Intangible assets with finite useful lives are amortized on a straight-line basis. Assets with indefinite useful lives are not amortized but are evaluated for impairment at least annually to confirm that events and circumstances continue to support an indefinite useful life.

Intangible assets consist of the following:

Useful Life
Tradename	Indefinite life
Customer relationships	Indefinite life
Visa Europe franchise right	Indefinite life

The Company is in the process of evaluating the application of the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” in determining whether indefinite-lived intangible assets should be aggregated for impairment testing purposes. Impairment exists if the fair value of the indefinite lived intangible asset is less than the carrying value. If the fair value exceeds the carrying value, no impairment exists. The Company expects to perform its annual impairment test in the fourth quarter of fiscal 2008.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination and is accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or whenever events and circumstances indicate that impairment may exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the fair value exceeds carrying value, no impairment exists and the second step is not performed. If the fair value is less than the carrying value, there is an indication that impairment may exist and the second step is performed in order to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company expects to perform its annual impairment test in the fourth quarter of fiscal 2008.

Volume and support incentives—The Company enters into incentive agreements with financial institution customers, merchants, and other business partners designed to build payments volume and to increase product acceptance. The Company capitalizes certain incentive payments under these agreements related to signing or renewing long-term contracts in instances where the Company receives a performance commitment, from the financial institution customer, to generate a substantial portion of its credit and debit card payments volume on Visa branded products for an agreed upon period of time. Incentives are accrued based on management’s estimate of the customers’ performance according to the provisions in the related agreements. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate. Capitalized amounts and the Company’s estimated obligations under these agreements are amortized as a reduction of operating revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), over the period of benefit.

Accrued litigation—The Company evaluates the likelihood of an unfavorable outcome of the legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies.” These judgments are subjective based on the status of legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Litigation contingencies are reviewed on an ongoing basis to confirm that the appropriate liability has been recorded on the Company’s consolidated balance sheets. The actual outcomes of related legal proceedings may materially differ from the Company’s judgment.

Accrued litigation associated with obligations to be paid over periods longer than one year is accounted for using the present value of actual and estimable future payment obligations, discounted at the estimated rate of sources of credit that could be used to finance the payment of such obligations with similar terms. The current portion of accrued litigation represents the present value of payments to be made over the next year. See Note 23—Legal Matters.

The Company expenses legal costs as incurred.

Revenue Recognition—The Company’s revenue is comprised principally of service fees, data processing fees, international transaction fees and other revenues, reduced by costs incurred under volume and support incentives. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104), and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Service fees predominantly represent payments by customers with respect to their card programs carrying marks of the Visa brand. Service fees are based principally upon spending on Visa-branded cards for goods and services as reported on financial institution customers’ quarterly operating certificates. Current quarter service fees are assessed and recognized ratably over the quarter using a calculation of pricing applied to prior quarter payments volumes. Also included in service fees are acceptance fees which are designed to support ongoing acceptance and volume growth initiatives.

Data processing fees represent user fees for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among the Company’s customers globally and Visa Europe. These fees are recognized as revenue in the same period the related transactions occur or services are rendered.

International transaction fees are assessed to customers on cardholder transactions where the cardholder’s issuer country is different from the merchant’s acquirer country. The fees from these cross-border transactions are recognized as revenue in the same period the related transactions occur or services are rendered.

Other revenues include fees earned from Visa Europe in connection with the Visa Europe Framework Agreement (see Note 4—Visa Europe), optional card enhancements, such as extended cardholder protection and concierge services, cardholder services, revenues from customers for certain regional development programs and other services provided to customers. Other revenues are recognized in the same period the related transactions occur or services are rendered.

Advertising—The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Total advertising costs, included in advertising, marketing, and promotion on the consolidated statements of operations, were $124 million and $76 million for the three months ended December 31, 2007 and 2006, respectively.

Operating leases—The Company evaluates the impact of rent escalation clauses and lease incentives, including rent abatements and tenant improvement allowances included in its operating leases. Rent escalation clauses and lease incentives are considered in determining total rent expense to be recognized during the term of the lease, which begins on the date the Company takes control of the leased space. Rent expense related to lease agreements which contain escalation clauses are recorded on a straight-line basis. Renewal options are considered by evaluating the overall term of the lease.

Income taxes—The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). SFAS 109 prescribes two components of income tax expense: current and deferred. Current income tax expense represents taxes to be paid or refunded for the current period. Deferred income taxes are determined using the balance sheet method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the respective tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portions that are not expected to be realized based on the level of historical taxable income, projections of future taxable income over the periods in which the temporary differences are deductible, and allowable tax planning strategies. At October 1, 2007, the Company adjusted its deferred tax assets and liabilities as a result of recording the fair value of the acquired assets and assumed liabilities of Visa International, Visa Canada and Inovant. Deferred tax assets and deferred tax liabilities will be adjusted during the remainder of fiscal 2008 to reflect the tax impact of discrete events or transactions, if any.

Where interpretation of the tax law may be uncertain, the Company recognizes, measures, and discloses income tax uncertainties in accordance with FIN 48.

The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. Foreign taxes paid are generally deducted to reduce federal income taxes payable.

Pension and postretirement plans—The Company accounts for its defined benefit pension and postretirement plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

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

The Company uses a discount rate to determine the present value of its future benefit obligations. The discount rate is based on matching the duration of other corporate bond pools to the expected benefit payment stream.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience in excess of the 10% corridor around the larger of assets or liabilities, is recognized in the net periodic pension calculation over the expected average employee future service, approximately 9 years for United States plans and approximately 14 years for United Kingdom plans. The gains and losses of certain smaller nonqualified pension plans are recognized immediately in the year in which they occur.

The Company immediately recognizes a net settlement loss for previously unrecognized losses when it makes substantial excess pension plan payments. For additional information about our pension plans, refer to Note 12—Pension, Postretirement and Other Benefits.

Foreign currency translation—The Company’s functional currency is the U.S. dollar for each of its foreign operations except Canada.

Transactions denominated in currencies other than the U.S. dollar are converted to U.S. dollars at the exchange rate on the transaction date. Monetary assets and liabilities denominated in non-U.S. currencies are remeasured to U.S. dollars using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in non-U.S. currencies are maintained at historical U.S. dollar exchange rates.

The functional currency in Canada is the Canadian dollar. Translation from the Canadian dollar to U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets.

Guarantees and indemnifications—The Company accounts for guarantees and indemnifications in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires that an obligation be recorded if estimable, regardless of the probability of occurrence. The Company indemnifies issuing and acquiring customers from settlement losses suffered by the failure of any other customer to honor drafts, travelers cheques, or other instruments processed in accordance with Visa’s operating regulations. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets and is described in Note 13—Settlement Guarantee Management. The Company also indemnifies Visa Europe for any claims arising out of the provision of services brought against Visa Europe by Visa Inc.’s customer financial institutions, as described in Note 21—Commitments and Contingencies.

Derivative financial instruments—The Company uses options and forward foreign exchange contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted operating expenses and operating revenues. Net recognized foreign currency assets and liabilities are economically hedged with forward foreign exchange contracts to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The Company accounts for its derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Derivatives are carried at fair value on the consolidated balance sheets. Gains and losses resulting from changes in fair value of derivative instruments are accounted for depending on whether they are designated and qualify for hedge accounting. Fair value represents the difference in the value of the contracts at the contractual rate and the value at current market rates, and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments.

Recently adopted accounting standards— On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The impact of adopting FIN 48 on the consolidated balance sheet is described in Note 19—Income Taxes.

Note 3—The Reorganization

Description of the Reorganization

In a series of transactions from October 1 to October 3, 2007, Visa undertook a reorganization in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. and the retrospective responsibility plan was established (see Note 5—Retrospective Responsibility Plan). For financial accounting and reporting purposes, the Company has reflected the reorganization as a single transaction occurring on the reorganization date. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions and entered into a set of contractual arrangements with the Company in connection with the reorganization. In the reorganization, the Company issued different classes and series of common stock reflecting the different rights and obligations of the Visa financial institution members and Visa Europe based on the geographic region in which they are located. In addition to common stock, the Company provided other consideration, as more fully described in Note 4—Visa Europe, to Visa Europe in exchange for its ownership interest in Visa International and Inovant.

At September 30, 2007, Visa U.S.A. held a 69% ownership interest in its consolidated subsidiary, Inovant, and an estimated 26% membership interest in Visa International. The remaining 31% ownership interest in Inovant was held by Visa International, Visa Canada and Visa Europe. The remaining estimated 74% membership interest in Visa International was held by Visa Europe, Visa Canada and the financial institution members of Visa AP, Visa LAC, and Visa CEMEA.

The reorganization was accounted for using the purchase method of accounting under the guidelines of SFAS No. 141 with Visa U.S.A. deemed to be the accounting acquirer of the acquired interests. The net assets underlying the acquired interests were recorded at fair value at the reorganization date with the excess purchase price over this value attributed to goodwill.

At the time of the reorganization, the allocation of the Company’s common stock to each of Visa AP, Visa LAC, Visa CEMEA, Visa Canada (collectively the “acquired regions”) and Visa U.S.A. (collectively “the participating regions”) was based on each entity’s relative contribution to the Company’s projected net income estimated for fiscal 2008, after giving effect to negotiated adjustments. The allocation of Company common stock and other consideration conveyed to Visa Europe in exchange for its membership interest in Visa International and its ownership interest in Inovant was determined based on the fair value of each element exchanged in the reorganization. To effect the reorganization and in exchange for the interests held in Visa U.S.A., Visa International, Visa Canada and Inovant, the Company authorized and issued to Visa Europe and the financial institution member groups of the participating regions the following shares of common stock (in whole numbers):

Regional Classes and Series of Common Stock	Shares Issued and Outstanding in the Reorganization
Class USA	426,390,481
Class EU (series I)	62,213,201
Class EU (series II)	27,904,464
Class EU (series III)	549,587
Class Canada	22,034,685
Class AP	119,100,481
Class LAC	80,137,915
Class CEMEA	36,749,698

775,080,512

True-Up of Purchase Consideration

Under the terms of the reorganization, subsequent to October 1, 2007, there will be a conversion of each regional class and series of common stock to class C common stock (except in the case of class USA common stock which will be converted into class B common stock) resulting in a reallocation of ownership among the participating regions (the “true-up”). See Note 15—Stockholders’ Equity regarding the conversion of the regional classes and series of common stock. The conversion rate will be based on each participating region’s relative under- or over-achievement of its net revenue targets during a measurement period consisting of the last four quarter period ending with (and including) the latest quarter for which financial statements are included in a registration statement declared effective in connection with the initial public offering of the Company’s class A common stock (the “initial public offering”). The shares held by Visa Europe are not subject to the true-up.

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

in millions
Visa Inc. common stock	$16,785
Visa Europe put option	346
Liability under framework agreement	132

Total purchase consideration	$17,263

See Note 4—Visa Europe for more information related to the Visa Europe put option and the liability under framework agreement.

Visa Inc. Common Stock Issued in Exchange for the Acquired Regions

The value of the purchase consideration conveyed to each of the member groups of the acquired regions was determined by valuing the underlying businesses contributed by each, after giving effect to negotiated adjustments. The value of the purchase consideration, consisting of all outstanding shares of class Canada, class AP, class LAC and class CEMEA common stock, was measured at June 15, 2007 (the “measurement date”), the date on which all parties entered into the global restructuring agreement, and was determined to have a fair value of approximately $12.6 billion. The Company utilized two valuation methodologies to calculate the value of the contributed businesses, an analysis of comparable companies and a discounted cash flow analysis. Under the comparable company analysis, the Company evaluated publicly traded companies with similar industry, business model and financial profiles. The most comparable company identified and, therefore, the most significant input into this analysis was MasterCard Inc. Under the discounted cash flow analysis, the Company applied discount rates and terminal values to the projected cash flows of the acquired regions.

Visa Inc. Common Stock Issued to Visa Europe

Visa Europe remained a separate entity owned and governed by its European member banks. Under the terms of the reorganization, Visa Europe exchanged its membership interest in Visa International and Inovant for a put-call option agreement, a framework agreement (as described below) and the following consideration:

•

An 8.1% ownership interest in the form of all outstanding class EU (series I) and class EU (series III) common stock. The class EU (series I) and class EU (series III) common stock participate equally and have the same rights as the class AP, class LAC, class CEMEA, and class Canada common stock, except that it does not participate in the true-up. Therefore, the Company determined the fair value of this common stock to be approximately $3.1 billion at the measurement date based on the value of the common stock issued to the acquired regions in exchange for their historical membership interest in Visa International and ownership interest in Visa Canada.

•

A 3.6% ownership interest in the form of all outstanding class EU (series II) common stock. This stock is redeemable by Visa Inc. at any time after the later of an initial public offering or October 10, 2008 at a price of $1.146 billion adjusted for dividends and certain other adjustments. Visa Europe also has the option to require the Company to redeem the class C (series II) common stock at any time after the later of the consummation of an initial public offering or December 4, 2008. The Company determined the fair value of this common stock to be approximately $1.104 billion at the reorganization date by discounting the redemption price using a risk-free rate of 4.9% and a 95% probability of the successful completion of an initial public offering on or prior to October 10, 2008. Completion of an initial public offering will trigger the redemption feature of this stock (see Note 15—Stockholders’ Equity).

Visa Europe Put-Call Option Agreement

Under the put-call option agreement between the Company and Visa Europe, the Company has granted Visa Europe a put option under which the Company is required to purchase from its members all of the share capital of Visa Europe. This option is exercisable at any time after the earlier of the first anniversary of completion of an initial public offering or May 28, 2009. The Company is required to repurchase the shares of Visa Europe no later than 285 days after exercise of the put option. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to the Company’s common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. At the date of reorganization and at December 31, 2007, the fair value of the put option was approximately $346 million. Refer to Note 4—Visa Europe for more information related to the Visa Europe put-call option agreement.

Liability Under Framework Agreement

The relationship between the Company and Visa Europe subsequent to the reorganization is governed by the framework agreement, which provides for trademark and technology licenses and bilateral services.

Visa Inc., Visa U.S.A., Visa International and Inovant, as licensors, granted Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the licensors and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information technology and information processing services and participation in the Visa system. The Company determined that the base license fee (the “fee”), as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximated fair value. The Company made this determination through an analysis of the fee rates implied by the economics of the licenses. The first and second fee reduction components, as more fully described in Note 4—Visa Europe, reduce this base fee by an amount and for a period of time dependent on the timing and results of the initial public offering. At October 1, 2007, the Company calculated its liability to provide these licenses at below fair value to be approximately $132 million, based on the Company’s initial filing on November 9, 2007, an assumed offering closing date of March 31, 2008 and the applicable three-month LIBOR rate at September 30, 2007 of 5.23%. Subsequent to October 1, 2007, the Company made adjustments to this calculation resulting in an increase of $2 million in the liability with a corresponding increase in goodwill. After the above adjustments to the calculation and the reduction for the related license fees earned and received from Visa Europe of $22 million in the three months ended December 31, 2007, the liability to provide these licenses at below fair value is approximately $103 million, and is recorded in accrued liabilities in the consolidated balance sheet at December 31, 2007. The assumptions used represent management’s best estimate of the future impact of these terms of the framework agreement. As management’s estimates of these terms are updated, the changes in the liability will be offset by a corresponding adjustment to goodwill within a twelve month period from the date of reorganization. Refer to Note 4—Visa Europe for more information related to the liability under the framework agreement.

Fair Value of Assets Acquired and Liabilities Assumed

Total purchase consideration has been allocated to the tangible and identifiable intangible assets and liabilities assumed underlying the acquired interests based on their fair value on the date of the reorganization. The excess of purchase consideration over the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. The purchase price allocation is subject to the finalization of restructuring costs and the evaluation of certain contingent liabilities.

The following table summarizes the allocation of total purchase consideration to tangible and intangible assets acquired, liabilities assumed and goodwill:

in millions
Tangible assets and liabilities
Current assets	$1,733
Non-current assets	610
Property, equipment, and technology, net	512
Current liabilities	(1,194)
Non-current liabilities	(4,351)
Pension and post-retirement benefits	(45)
Long-term debt	(30)
Intangible assets
Tradename	2,564
Customer relationships	6,799
Visa Europe franchise right	1,520
Goodwill	9,145

Net assets acquired	$17,263

The following table reflects activity related to Goodwill from September 30, 2007 to December 31, 2007:

in millions
Balance at September 30, 2007	$—
Goodwill acquired	9,145
Deferred tax liability adjustments	(96)
Adjustment to liability under the framework agreement	2
Other tax adjustments	4

Balance at December 31, 2007	$9,055

Goodwill was adjusted during the three months ended December 31, 2007 related to the release of the deferred tax liability related to Visa U.S.A.’s historical equity ownership of Visa International, an adjustment to liability under the framework agreement, and the adoption of FIN 48.

The purchased intangibles and goodwill are not deductible for tax purposes. Substantially all of the identifiable intangible assets have an indefinite life and accordingly are not subject to amortization. The Company has determined that all goodwill is attributable to its single reportable segment.

Pro Forma Results of Operations

The following Visa Inc. pro forma results of operations for the three months ended December 31, 2006, and fiscal 2007 and 2006 have been prepared to give effect to the reorganization described above assuming it occurred on October 1 of each fiscal year presented.

The pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these events actually occurred at the beginning of the periods presented, nor do they intend to be a projection of future results of operations. The pro forma results of operations have been prepared from the historical unaudited consolidated statements of operations for the three months ended December 31, 2006, and from the historical audited consolidated statements of operations for fiscal 2007 and 2006 of Visa U.S.A., Visa International and Visa Canada.

	Three Months Ended December 31, 2006	Fiscal
		2007	2006
	(unaudited)
	(in millions except share and net income (loss) per share data)
Operating Revenues
Service fees	$577	$2,582	$2,060
Data processing fees	377	1,659	1,411
Volume and support incentives	(136)	(714)	(890)
International transaction fees	247	1,193	911
Other revenues	108	473	410

Total operating revenues	1,173	5,193	3,902

Operating Expenses
Personnel	273	1,159	1,009
Network, EDP and communications	118	517	475
Advertising, marketing, and promotion	205	1,075	864
Professional and consulting fees	101	552	418
Administrative and other	81	353	410
Litigation provision	2	2,653	23

Total operating expenses	780	6,309	3,199

Operating income (loss)	393	(1,116)	703
Other Income (Expenses)
Interest expense, net	(23)	(97)	(104)
Investment income, net	40	197	136
Other, net	—	8	—

Total other income	17	108	32

Income (loss) before income taxes	410	(1,008)	735
Income tax expense (benefit)	161	(147)	282

Net income (loss)	$249	$(861)	$453

Basic and diluted income (loss) per share	$0.32	$(1.11)	$0.58
Shares used in basic and diluted income (loss) per share	775,080,512	775,080,512	775,080,512

California Special Deduction

The pro forma statements of operations presented above reflect the Company’s continuing eligibility to claim the special deduction afforded to companies that operate on a cooperative or mutual basis under California Revenue and Taxation Code §24405 (referred to hereafter as “the special deduction”). The State of California, where both Visa U.S.A. and Visa International are headquartered, historically has not taxed a substantial portion of the reported income of these companies on the basis that both operate on a cooperative or mutual basis and are therefore eligible for the special deduction. As taxpayers eligible for the special deduction, Visa U.S.A. and Visa International are generally only subject to California taxation on interest and investment income. Therefore, the majority of each company’s income has not historically been taxed in California.

Upon completion of an initial public offering and the consequent ownership by parties other than the Company’s financial institution customers, the Company will no longer be eligible to claim the special deduction and will be subject to California taxation as a traditional, for-profit business enterprise. Had ineligibility for the special deduction been reflected at the beginning of each period presented in the pro forma condensed combined statements of operations, the income tax expense would increase and net income would decrease by approximately $9 million for the three months ended December 31, 2006, while the Company’s income tax benefit would decrease and net loss would increase by approximately $31 million in fiscal 2007 and, income tax expense would increase and net income would decrease by approximately $16 million for fiscal 2006. The same ineligibility for the special deduction increased income tax expense and decreased net income by approximately $10 million on the statement of operations for the three months ended December 31, 2007.

Other Contingencies

The Company has not identified any material unrecorded pre-acquisition contingencies other than future adjustments to the liability under the framework agreement where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

Note 4—Visa Europe

As discussed in Note 1—Organization, Visa Europe remained a separate entity owned and governed by its European member banks after the reorganization. Under the terms of the reorganization, Visa Europe exchanged its ownership interest in Visa International and Inovant for the following consideration: (i) an 8.1% ownership interest in the form of class EU (series I) and class EU (series III) common stock (see Note 3—The Reorganization), (ii) a 3.6% ownership interest in the form of class EU (series II) common stock, (iii) a put-call option agreement, and (iv) a framework agreement.

Class EU (Series II) Common Stock and Class C (Series II) Common Stock

At the date of reorganization, Visa Europe received a 3.6% ownership interest in Visa Inc. in the form of class EU (series II) common stock. The class EU (series II) common stock will convert on a one-to-one basis into shares of class C (series II) common stock at the date of the true-up of purchase consideration. See Note 15—Stockholders’ Equity for a description of the true-up.

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

Fair Value of Class C (Series II) Common Stock

The Company has determined the fair value of the class C (series II) common stock, which is the equivalent of Class EU (series II common stock), to be $1.104 billion at October 1, 2007. The Company determined fair value by discounting the redemption price using a risk-free rate based on the probability and timing of the successful completion of an initial public offering and our intention to redeem these shares at October 10, 2008.

Visa Europe Put-Call Option Agreement

Visa Inc. and Visa Europe have entered into a put-call option agreement under which Visa Inc. granted Visa Europe a put option to require Visa Inc. to purchase from the Visa Europe members all of the issued shares of capital stock of Visa Europe. The put option may be exercised by Visa Europe at any time after the earlier of the first anniversary of an initial public offering or May 28, 2009. In addition, Visa Europe granted to Visa Inc. a call option under which the Company will be entitled to purchase all of the share capital of Visa Europe. The Company may exercise the call option, subject to certain conditions, at any time following certain triggering events, but in any event not before the closing of an initial public offering.

A triggering event will occur if: (A) there is a decline of 25% or greater in the number of merchants in the Visa Europe region that accept Visa-branded products and such rate of decline is at least twice as much as both: (i) the average rate of any decline in the number of merchants in the Visa Europe region that accept general purpose payment cards for the processing of payment transactions, and (ii) if the average rate of merchant acceptance of Visa-branded general purpose payment cards has declined outside of Visa Europe’s region, the average rate of any decline in the number of merchants outside Visa Europe that accept Visa-branded general purpose payment cards for the processing of payment transactions; (B) there is a decline of 45% or more in the number of automatic teller machines, or ATMs, within Visa Europe’s region that accept Visa-branded general purpose payment product cards for the processing of credit and debit transactions, which we refer to as the ATM acceptance rate, where such decline in the ATM acceptance rate is at least twice: (i) the average rate of any decline in the number of ATMs within Visa Europe’s region that accept general purpose payment cards for the processing of credit and debit transactions; and (ii) if the average rate of ATM acceptance of Visa-branded general purpose payment cards is declining outside of Visa Europe’s region, the average rate of decline in the number of ATMs outside of Visa Europe’s region that accept Visa-branded general purpose payment product cards for the processing of credit and debit transactions; and (C) Visa Europe has failed to deliver and implement a remediation plan within six months after the later to occur of the circumstances described above, or has implemented a remediation plan but the decline in the merchant acceptance rate and ATM acceptance rate has not been stopped prior to the date that is 12 months after the implementation of the remediation plan.

Put and Call Option Exercise Price

The price per share at which both the call option and the put option will be exercisable will be calculated by, first, multiplying (A) the sum of (i) the projected sustainable net operating income of Visa Europe and its affiliates for the 12 months starting with the beginning of the calendar quarter commencing immediately after the exercise of the relevant option, subject to certain additional adjustments to account for, among other things, assets not transferred to the Company pursuant to the relevant option (“sustainable net operating income”), (ii) an allocable portion of the fully phased-in cost synergies that would be achievable through the contribution of the operations of Visa Europe to the Company’s net operating income, on a pro forma basis, during the same twelve month period and (iii) $5 million (on a pre-tax basis), by (B) a fraction, the numerator of which is the Company’s average price per share on its primary listing exchange for the 30 trading days preceding the exercise of the relevant option and the denominator of which is the median estimate of its net income per share of common stock for the 12 months starting with the next calendar quarter immediately after the exercise of the call option or the put option, as applicable.

The resulting price per share will then be increased by the sum of (i) the fair market value of all shares of the Company’s common stock owned by Visa Europe or any of its affiliates that will be acquired by the Company upon the closing of the call option or the put option plus (ii) the aggregate amount of any surplus capital of Visa Europe, plus (iii) the aggregate exercise price actually received by Visa Europe on conversion or exchange of convertible or exchangeable securities, less the sum of (a) the estimated amount of one-time costs associated with achieving the allocated portion of cost synergies added to Visa Europe’s projected sustainable net operating income, plus (b) the aggregate amount of any indebtedness of Visa Europe to the extent incurred to generate surplus capital, dividends or other distributions to stockholders of Visa Europe, plus (c) without duplication, the aggregate amount of any contingent liabilities with respect to Visa Europe or the business and assets acquired by the Company. If the call option or the put option is settled on a date that is prior to the date that is three years after the consummation of an initial public offering, the Company will have the option to deliver the option exercise price entirely in cash or a portion in cash and a portion in class A common stock up to a specified percentage that is tied to a formula based on the percentage of class C common stock originally received by all holders of class C common stock other than Visa Europe which will have been redeemed by the Company or which will have become freely transferable without restriction.

Visa Europe in its sole discretion may determine to include or exclude some or all of its non-core Visa assets in the put option or the call option as the case may be. Visa Europe has agreed that it will not, prior to an exercise of the put option or the call option, conduct an initial public offering of any capital stock of Visa Europe unless the Visa Europe business of authorizing, clearing and settling payments transactions branded under the Visa tradename and those rights, assets, operations and properties that are solely used in or solely related to conducting the foregoing business would be transferred back to Visa Inc. or a subsidiary thereof prior to the exercise of the put option or the call option, as the case may be.

Fair Value of the Put and Call Options

The Company determined the fair value of the put option, approximately $346 million at December 31, 2007 and October 1, 2007, using probability-weighted models designed to estimate the Company’s liability assuming various possible exercise decisions that Visa Europe could make under different economic conditions in the future, including the possibility that Visa Europe will never exercise its option. This liability is carried at fair value in Other Liabilities on the Company’s consolidated balance sheet with changes in fair value included in the Company’s statement of operations similar to the treatment required by SFAS No. 133 and reclassified as a short-term liability when it becomes payable within a year. The key assumptions used in these models are dictated by the various elements of the put option strike price calculation and the Company’s estimation of the fair value of Visa Europe at the assumed date of exercise.

Significant key inputs used in the determination of the fair value of the put option include the estimated probability of exercise and various assumptions used in the estimation of the Company’s obligation in the event of exercise. These include the estimated differential between the 12-month forward price-to-earnings multiple applicable to the Company’s common stock and that applicable to Visa Europe on a stand alone basis at the time of exercise and the estimated growth of Visa Europe’s sustainable net operating income. These key inputs are unobservable.

The Company determined that the call option contained in the put-call option agreement has nominal value at December 31, 2007 as the conditions under which it is exercisable are deemed remote.

The Framework Agreement

The relationship between Visa Inc. and Visa Europe is governed by a framework agreement, which provides for trademark and technology licenses and bilateral services.

Trademark and Technology Licenses

Visa Inc., Visa U.S.A., Visa International and Inovant, as the licensors, granted to Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the licensors and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information technology and information processing services and participation in the Visa system. Visa Europe may sublicense the Visa trademarks and technology intellectual property to its members and other sublicensees, such as processors, for use within Visa Europe’s region and, in certain limited circumstances, outside the Visa Europe region.

First Fee Reduction Component

From the period October 1, 2007 through November 8, 2007, the fee payable for the licenses is $6 million per quarter. Thereafter until the later of: (i) the date Visa Inc. shares commence trading on an internationally recognized securities exchange; and (ii) October 5, 2008, the fee payable for the licenses will be approximately $143 million per year, payable quarterly, which is referred to as the quarterly base fee, reduced by an amount equal to $1.146 billion multiplied by the three-month LIBOR rate plus 100 to 200 basis points (the “LIBOR rate”). Thereafter, the fee payable for the licenses will be the quarterly base fee. Beginning November 9, 2010, this fee will be increased annually based on the annual growth of the gross domestic product of the European Union.

Second Fee Reduction Component

The quarterly base fee will be reduced between the closing date of an initial public offering and October 5, 2008 by an amount equal to the product of the following: (i) Visa Inc.’s initial public offering price per share net of any underwriting discounts and commissions (“net initial public offering price”); (ii) the number of shares of Visa Inc. held by Visa Europe (other than class C (series II) common stock) that would have been redeemed immediately, but for provisions that delay the redemption of shares held by Visa Europe until one year following the date of the reorganization; and (iii) the LIBOR rate.

The Company determined through an analysis of the fee rates implied by the economics of the agreement that the quarterly base fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximates fair value. As a result of the first and second fee reduction components, the trademark and technology license agreement represents a contract that is below fair value.

Calculation of Liability under the Framework Agreement

At October 1, 2007, the Company recorded a liability of approximately $132 million, consisting of $113 million recorded in accrued liabilities and $19 million recorded in other long-term liabilities, to reflect the Company’s obligation to provide this license at below fair value. Subsequent to October 1, 2007, the Company made minor adjustments to the calculation method resulting in an increase of $2 million in the liability with a corresponding increase in goodwill. During the three months ended December 31, 2007, the first fee reduction component reduced the liability under the framework agreement by $22 million with corresponding recognition of other revenue.

The application of the LIBOR rate in determining the first and second fee reduction components represents a variable interest element embedded within the framework agreement, which the Company has treated as an embedded derivative with changes in fair value reflected in Visa Inc.’s statement of operations under the guidelines of SFAS No. 133. The application of the December 31, 2007 LIBOR rate of 4.70% to the calculation of the remaining liability under the framework agreement resulted in a further reduction of the liability of $9 million, with corresponding recognition in the statement of operations.

As a result of the above, the liability under the framework agreement totals $103 million at December 31, 2007 and is recorded in accrued liabilities. This liability consists of approximately $55 million and $48 million related to the estimated future impact of the first and second fee components, respectively. These estimates were calculated based on the Company’s initial filing on November 9, 2007, an assumed offering closing date of March 31, 2008 and the applicable three-month LIBOR rate at December 31, 2007 of 4.70%. These assumptions represent management’s best estimate of the future impact of these terms of the framework agreement.

Other Obligations under Trademark and Technology Licenses

Visa Europe must comply with certain agreed upon global rules governing the use and interoperability of the Visa trademarks and interoperability of Visa Inc.’s systems with the systems of Visa Europe. In addition, the parties will guarantee the obligations of their respective customers and members to settle transactions between such customers and members, service global customers, participate in certain global sponsorships, manage certain global programs, establish rules for servicing global merchants, ensure that their customers and members require acceptance of globally accepted cards, maintain adequate capital levels to support their ongoing business operations and establish and comply with rules relating to the operation of the Visa enterprise. The Company will indemnify Visa Europe for any claims arising from activities within the field brought outside Visa Europe’s region and Visa Europe will indemnify Visa Inc. for any claims arising from activities within the field brought within Visa Europe’s region. The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be nominal at October 1, 2007.

Bilateral Services

Visa Inc. and Visa Europe provide each other with transitional and ongoing services similar to those services previously provided among Visa U.S.A., Visa International, Inovant, Visa Canada and Visa Europe. Visa Inc. provides Visa Europe, on an ongoing basis, with authorization services for cross-border transactions involving Visa Europe’s region and the rest of the world, as well as clearing and settlement system services between Visa Europe’s region and the rest of the world. Until Visa Europe’s regional clearing and settlement system is deployed, Visa Inc. also provides clearing and settlement system services within Visa Europe’s region. In addition, the parties share foreign exchange revenues related to currency conversion for transactions involving European cardholders as well as other cross-border transactions that take place in Visa Europe’s region until Visa Europe’s regional clearing and settlement system is deployed, at which time this arrangement will cease. The parties also use each others’ switching and processing services.

Visa Europe indemnifies Visa Inc. for any claims arising out of the provision of the services brought by Visa Europe’s member banks against Visa Inc., while Visa Inc. indemnifies Visa Europe for any claims arising out of the provision of the services brought against Visa Europe by Visa Inc.’s customer financial institutions.

The Company has determined that no material value was exchanged in the bilateral services agreement above or below fair value as a result of agreeing to receive or perform services at specified rates. The Company made this determination by comparing the pricing specified in the agreement to those routinely charged by comparable third party service providers. As a result, the Company has not recorded an asset or liability to reflect an obligation to provide or receive services at above or below fair value.

Note 5—Retrospective Responsibility Plan

As part of the reorganization, the Company entered into several related mechanisms, including a series of agreements designed to address potential liability under certain litigation referred to as the “covered litigation.” These mechanisms are referred to as the retrospective responsibility plan and consist of an escrow agreement, a loss sharing agreement, an interchange judgment sharing agreement, the conversion feature of the Company’s shares of class B common stock and the indemnification obligations of the Visa U.S.A. members pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements. See Note 23—Legal Matters for additional discussion of the covered litigation.

Under the escrow agreement, upon the completion of an initial public offering of Visa Inc. common stock, the Company will deposit a portion of the proceeds of the offering in an amount determined by the litigation committee in an escrow account from which settlements of, or judgments in, the covered litigation will be paid. The litigation committee has been established pursuant to a litigation management agreement among Visa Inc., Visa U.S.A., Visa International, and the members of the litigation committee, all of whom are affiliated with, or act for, certain Visa U.S.A. members. The litigation committee: (i) will determine the amount of the proceeds of an initial public offering to be deposited in an escrow account; (ii) may request the issuance of a follow-on offering of class A common stock to increase the size of the escrow account, subject to Visa Inc.’s right to delay the filing or effectiveness of a registration statement under certain circumstances; and (iii) may recommend or refer the cash payment portion of a proposed settlement of any covered litigation to the Visa U.S.A. board of directors.

Visa Inc. has entered into a loss sharing agreement with Visa U.S.A., Visa International and certain Visa U.S.A. members. The loss sharing agreement provides for the indemnification of Visa U.S.A., Visa International and, in certain circumstances, Visa Inc. with respect to: (i) the amount of a final judgment paid by Visa U.S.A. or Visa International in the covered litigation after the operation of the interchange judgment sharing agreement, plus any amounts reimbursable to the interchange judgment sharing agreement signatories; or (ii) the damages portion of a settlement of a covered litigation that is approved as required under Visa U.S.A.’s certificate of incorporation by the vote of Visa U.S.A.’s members. The several obligation of each bank that is a party to the loss sharing agreement will equal the amount of any final judgment enforceable against Visa U.S.A., Visa International or any other signatory to the interchange judgment sharing agreement, or the amount of any approved settlement of a covered litigation, multiplied by such bank’s then-current membership proportion as calculated in accordance with Visa U.S.A.’s certificate of incorporation. Subject to certain exceptions, the loss sharing agreement will be suspended if an initial public offering is not consummated by May 28, 2008 but will be reinstated upon consummation of such offering.

Visa U.S.A. and Visa International also entered into an interchange judgment sharing agreement with certain Visa U.S.A. members that have been named as defendants in the interchange litigation. Under this judgment sharing agreement, the Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of MasterCard.

Visa Inc., Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. Under the settlement agreement, American Express will receive maximum payment of $2.25 billion, including up to $2.07 billion from the Company and $185 million from five co-defendant banks. An initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from the Company. Beginning March 31, 2008, the Company will pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. The present value of total future payments, discounted at 4.72%, or $1.9 billion, was included in litigation provision in the Company’s consolidated statements of operations during fiscal 2007 and is included in current and long-term accrued litigation on the Company’s consolidated balance sheets at December 31, 2007 and September 30, 2007. The Company recorded $23 million in accretion on this obligation, included in interest expense on the Company’s consolidated statements of operations for the three months ended December 31, 2007. Visa Inc. intends to fund its payment obligations under the American Express settlement with amounts in the escrow account, in accordance with the terms of the retrospective responsibility plan.

To the extent that amounts available under the escrow arrangement and agreements in the retrospective responsibility plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements. See Note 23—Legal Matters for further information regarding pending litigation.

Note 6—Investments

Available-for-Sale Investments

Available-for-sale investment securities, which are recorded at fair value, consist of debt securities issued by governments and government-sponsored entities, tax-exempt municipal bonds, auction rate securities issued by corporations and mutual fund investments in equity securities and other marketable equity securities. The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities are as follows:

	Available-For-Sale
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2007:
Debt securities:
U.S. government-sponsored entities	$884	$6	$—	$890
Canadian government debt securities	7	—	—	7
Tax-exempt municipal bonds	8	—	—	8
Auction rate securities	43	—	—	43
Equity securities	164	2	5	161

Total	$1,106	$8	$5	$1,109
Less: current portion of available-for-sale securities				(729)

Long-term available-for-sale securities				$380

	Available-For-Sale
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2007:
Debt securities:
U.S. government-sponsored entities	$1,272	$2	$—	$1,274
Tax-exempt municipal bonds	9	—	—	9
Auction rate securities	152	—	—	152
Equity securities	45	4	—	49

Total	$1,478	$6	$—	$1,484
Less: current portion of available-for-sale securities				(747)

Long-term available-for-sale securities				$737

The contractual maturity of available-for-sale debt securities regardless of their balance sheet classification is as follows:

	Amortized Cost	Fair Value
December 31, 2007:
Due within one year	$567	$569
Due within thirteen months and four years	373	376
Due within five to eleven years	3	3

Total	$943	$948

At December 31, 2007, equity securities with a fair value and unrealized losses of $63 million and $5 million, respectively, were in an unrealized loss position for less than one year. At December 31, 2007, there were no investments which had been in a significant unrealized loss position for a period of greater than one year.

Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations over the term of their participation in the compensation plan. Losses experienced on these equity investments are offset by reductions in personnel expense. Unrealized losses on equity securities were caused by changes in market conditions. At December 31, 2007, a total of 21 mutual fund investments are in an unrealized loss position. Based on an evaluation of the near-term prospects of these investments and management’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Other Investments

At December 31, 2007, investments accounted for under the cost and equity methods totaled $570 million, of which $565 million were acquired in the reorganization from Visa International and were recorded at their fair value at the date of acquisition. At September 30, 2007, investments accounted for under the cost and equity methods, excluding Visa U.S.A.’s investment in Visa International and Visa U.S.A.’s investments in real estate ventures owned jointly by itself and Visa International, totaled $4 million. Investments accounted for under the cost and equity methods are included in other assets on the consolidated balance sheets, except for Visa U.S.A.’s investment in Visa International, which is shown as a separate line on the September 30, 2007 consolidated balance sheet.

Note 7—Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

	December 31, 2007	September 30, 2007
	(in millions)
Non-trade receivable	$185	$185
Restricted investment	160	—
Prepaid expenses	101	29
Prepaid maintenance	31	—
Income tax receivable	1	11
Other	34	46

Total	$512	$271

The non-trade receivable represents a $185 million receivable from the five co-defendant banks as part of the American Express settlement agreement (see Note 23—Legal Matters). The Company will consolidate the initial payment to American Express on behalf of the five co-defendant banks. The Company has recorded a corresponding liability in current portion of litigation obligation on the consolidated balance sheets at December 31, 2007 and September 30, 2007.

The restricted investment represents the Company’s pro-rata estimated fair value of an investment fund that is being closed by the issuing financial institution. At December 31, 2007 the estimated fair value of the Company’s pro-rata share is less than the cost of the investment, and accordingly, an impairment loss of $2 million was recorded during the three months ended December 31, 2007. The Company took ownership of its pro-rata share of the underlying securities in January 2008 and subsequently reclassified the balance to investment securities, available-for-sale. Additional losses may be recorded in the future should the fair value of the securities decline below their estimated fair value at December 31, 2007 and the decline is determined to be other than temporary.

Note 8—Property, Equipment and Technology

Property, equipment and technology, net, consisted of the following:

	December 31, 2007	September 30, 2007
Land	$71	$30
Buildings and building improvements	361	89
Furniture, equipment and leasehold improvements	413	370
Technology	493	249
Construction-in-progress	86	45

Total property, equipment and technology	1,424	783
Accumulated depreciation and amortization	(512)	(470)

Property, equipment, and technology, net	$912	$313

Technology consists of both purchased and internally developed software. Internally developed software represents software utilized by the VisaNet electronic payment network. At December 31, 2007 and September 30, 2007, accumulated amortization of technology was $211 million and $176 million, respectively.

At December 31, 2007, estimated future amortization expense on technology was as follows:

Fiscal
2008 (remaining nine months)	$89
2009	104
2010	85
2011	4
2012	—
2013	—

Total	$282

Depreciation and amortization expenses related to property, equipment and technology was $62 million and $29 million for the three months ended December 31, 2007 and 2006. Included in those amounts are amortization expense on technology of $33 million and $10 million for the three months ended December 31, 2007 and 2006, respectively.

Note 9—Intangible Assets

Intangible assets consisted of the following:

December 31, 2007
(in millions)
Intangible assets:
Tradename	$2,564
Customer relationships	6,799
Visa Europe franchise right	1,520

Total	$10,883

Visa U.S.A. had no intangible assets at September 30, 2007.

Intangible assets, all of which have an indefinite life, and were acquired from Visa International and Visa Canada in the reorganization include tradename, customer relationships and Visa Europe franchise right. Tradename represents the value of the Visa brand utilized in Canada and the unincorporated regions of Visa

International. Customer relationships represents the value of the Company’s relationships with its customers in Canada and the unincorporated regions of Visa International. Visa Europe franchise right represents the value of the right to franchise the use of the Visa brand, use of Visa technology and access to the overall Visa network in the Visa Europe region. There was no depreciation related to these intangible assets for the three months ended December 31, 2007, as these have been determined to be indefinite-lived intangible assets.

Note 10—Accrued and Other Liabilities

Accrued liabilities is comprised of the following:

	December 31, 2007	September 30, 2007
	(in millions)
Accrued income taxes	$199	$147
Accrued operating expenses	116	61
Accrued marketing and product expenses	115	107
Liability to Visa Europe (Note 4)	103	—
Other	105	41

Total	$638	$356

Other long-term liabilities is comprised of the following:

	December 31, 2007	September 30, 2007
	(in millions)
Visa Europe put option—(Note 4)	346	—
Accrued income taxes	219	—
Employee benefits	123	80
Other	66	45

Total	$754	$125

Note 11—Debt

The Company had outstanding debt as follows:

	December 31, 2007	September 30, 2007
4.64% Senior secured notes—Series A principal and interest payments payable quarterly, due December 2007	$—	$7
5.60% Senior secured notes—Series B principal and interest payments payable quarterly, due December 2012	34	36
7.53% Medium-term notes—interest payments payable semi-annually, due August 2009	40	—
8.28% Secured notes—Series B, principal and interest payments payable monthly, due September 2014	20	—
7.83% Secured notes—Series B, principal and interest payments payable monthly, due September 2015	22	—

Total principal amount of debt	$116	$43
Unamortized discount, debt issuance costs and other costs	(1)	(2)

Total debt	$115	$41
Less: current portion of long-term debt	(75)	(41)

Long-term debt	$40	$—

The estimated fair value of the Company’s debt at December 31, 2007 and September 30, 2007 is $124 million and $42 million, respectively. The fair value of the debt is estimated based on broker quoted prices and credit ratings for similar notes.

Senior Secured Notes

In December 2002, Visa U.S.A. issued $200 million in senior secured notes with maturity dates of five and ten years. The notes are collateralized by the Company’s Colorado facility, which consists of two data centers and an office building, in addition to processing assets and developed software. These assets are included in property, equipment, and technology, net and have a net carrying value of $126 million and $132 million at December 31, 2007 and September 30, 2007, respectively. At December 31, 2007, the series A senior secured notes were fully paid. The net carrying amount of the series B senior secured notes is $33 million. At September 30, 2007, the net carrying amount of the series A and B senior secured notes at September 30, 2007 was $41 million.

Commencing on November 9, 2007, Visa U.S.A. was in default of certain financial performance covenants as a result of the settlement of the American Express Litigation described in Note 23—Legal Matters. Consequently, the senior secured notes have been classified as a current liability on the Company’s consolidated balance sheets at December 31, 2007 and September 30, 2007, respectively. The senior secured notes may be called at the option of the lenders, in which case all unpaid principal, interest and a prepayment fee would become due and payable. At December 31, 2007 and September 30, 2007, the prepayment fee is estimated to be approximately $5 million and $2 million, respectively.

Medium-term Notes

Visa International established a medium-term note program in 1992 to offer up to $250 million of unsecured private placement notes. The notes may be issued with maturities from nine months to thirty years at fixed or floating interest rates. The net carrying amount of the outstanding medium term notes at December 31, 2007 is $40 million.

Note Purchase Agreement

In September 1994, a real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities in California which are used by the Company. Series B of these notes, totaling $26 million, were issued with an interest rate of 8.28% and a stated maturity of September 23, 2014, and are payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. Series B debt issuance costs of $0.5 million are being amortized on a straight-line basis over the life of the notes. The net carrying amount of the Series B notes at December 31, 2007 is $20 million.

In September 1995, a real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities in California which are used by the Company. Series B of these notes, totaling $27 million, were issued with an interest rate of 7.83% and a stated maturity of September 15, 2015, and are payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. Series B debt issuance costs of $0.3 million and a $0.8 million loss on termination of a forward contract are being amortized on a straight-line basis over the life of the notes. The net carrying amount of the Series B notes at December 31, 2007 is $22 million.

As a result of the American Express settlement, described in Note 23—Legal Matters, the real estate partnerships are in default of certain performance covenants under the terms of the debt agreements, and the debt has been classified as a current liability at December 31, 2007. The loans may be called at the option of the lenders, in which case all unpaid principal, interest and a prepayment fee would become due and payable. At December 31, 2007, the prepayment fee is estimated to be approximately $6 million.

Future Principal Payments

Future principal payments on the Company’s outstanding debt are as follows:

Fiscal
2008 (remaining nine months)	$76
2009	40
2010	—
2011	—
2012	—
2013	—
Thereafter	—

Total	$116

U.S. Commercial Paper Program

Visa International maintains a U.S. commercial paper program to support its working capital requirements and for general corporate purposes. This program allows the Company to issue up to $500 million of unsecured debt securities, with maturities up to 270 days from the date of issuance and at interest rates generally extended to companies with comparable credit ratings. At December 31, 2007, the Company had no outstanding obligations under this program.

Revolving Credit Facilities

On November 15, 2007, Visa International entered into a new, single $2.25 billion 364-day revolving credit facility (the “November 2007 agreement”) which replaced three facilities which expired in October and November 2007. The November 2007 agreement, which matures in November 2008, will allow Visa International to substitute Visa Inc. as the borrower under this facility and contains covenants and events of default customary for facilities of this type.

The participating lenders in this revolving credit facility include certain of the Company’s customers or affiliates of its customers. This revolving credit facility is maintained to provide liquidity in the event of settlement failures by its customers, to back up the commercial paper program and for general corporate purposes.

Under these revolving credit facilities, base rate loans bear interest at a rate equal to the higher of the federal funds rate plus 0.5% or the Bank of America prime rate and Eurocurrency loans bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus a margin of between 0.16% and 0.22%, based on the Company’s credit rating, for Eurocurrency loans.

The credit facility contains certain covenants and events of default, including financial covenants related to consolidated accumulated net income (deficit) and other indebtedness, both of which are calculated and reported quarterly. At December 31, 2007, the Company is in compliance with all covenants with respect to the revolving credit facility.

There are no borrowings under the revolving credit facility at December 31, 2007.

Note 12 – Pension, Postretirement and Other Benefits

Reference should be made to the Visa Inc. Form 10-K for the year ended September 30, 2007 for additional information related to pension, postretirement and other benefits.

United States Plans

The Company sponsors various qualified and non-qualified defined benefit pension and postretirement benefit plans which provide retirement and medical benefits for substantially all employees residing in the United States.

Components of Net Periodic Benefit Costs

The components of net periodic benefit costs of the United States pension and other postretirement plans for the three months ended December 31, 2007 and 2006 are as follows:

	U.S. Defined Benefit Pension Plans		Postretirement Benefit Plan
	For the three months ended December 31,
	2007	2006	2007	2006
	(in millions)
Service cost	$13	$16	$2	$2
Interest cost	10	11	1	1
Expected return on assets	(11)	(9)	—	—
Amortization of:
Prior service cost (credit)	(3)	—	(1)	(1)
Actuarial loss	1	2	—	—

Total net periodic pension cost	$10	$20	$2	$2

Visa U.S.A. share of net periodic pension cost		$16		$2

For the three months ended December 31, 2007, the Company contributed $1 million to each of the pension and postretirement plans, respectively. The expected contributions from employer assets to the pension plans and postretirement plan for fiscal 2008 are $62 million and $5 million, respectively.

Note 13—Settlement Guarantee Management

Each customer is responsible for settlement of transactions with other customers. However, under Visa U.S.A’s and Visa International’s corporate bylaws, the Company indemnifies customers for settlement loss suffered due to failure of any other customer to honor Visa cards, travelers cheques, deposit access products, point-of-sale check service drivers and other instruments processed in accordance with the operating regulations.

This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited. Settlement at risk (or exposure) is estimated using the average daily volumes during the quarter multiplied by the estimated number of days to settle, and the total balance for outstanding travelers cheques. The Company’s estimated settlement exposure, after consideration of the collateral amounts set forth below, amounted to approximately $29.3 billion at December 31, 2007.

To manage the settlement risk under this indemnification and the resulting risk to all customers, global risk management policies and procedures, including a formalized set of credit standards, have been approved by the Visa International board of directors. If a customer fails to meet any of the credit standards, it is subject to risk control measures such as collateral or trust arrangements.

Customer Collateral

To reduce potential losses related to settlement risk, the Company requires certain customers that do not meet its credit standards to post collateral in order to ensure their performance of settlement obligations arising from product clearings. This collateral is generally in the form of cash equivalents, securities, and letters of credit. At December 31, 2007 and September 30, 2007, the Company maintained collateral as follows:

	December 31, 2007	September 30, 2007
Cash equivalents	$443	$68
Pledged securities at market value	111	101
Guarantees	583	—
Letters of credit	580	92

Total	$1,717	$261

The cash equivalents are reflected in customer collateral on the consolidated balance sheets as they are held in escrow in Visa’s name. The securities, guarantees and letters of credit are held by third parties in trust for Visa and the customers, and have been excluded from the consolidated balance sheets.

Settlement Risk Guarantee

The fair value of the settlement risk guarantee is estimated using a proprietary model. Key inputs to the model include statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for customers (utilizing, where available, third-party estimates of the probability of bank failure). The model is updated on a periodic basis to capture recent characteristics of the customer base, historical loss experience, and changes in Visa’s global risk policies and procedures. The resulting probability-weighted value of the guarantee, after consideration of collateral held, was $0.7 and $0.4 million at December 31, 2007 and September 30, 2007, respectively. This amount is reflected in accrued liabilities on the consolidated balance sheet.

Note 14—Derivative Financial Instruments

The functional currency for the Company is the U.S. dollar (“USD”) for each of its foreign operations except Canada, which uses the Canadian dollar as its functional currency. The Company transacts business in USD and in various foreign currencies. This activity subjects the Company to exposure from movements in foreign currency exchange rates. The Company’s policy is to enter into foreign exchange forward and option derivative instruments to manage the variability in expected future cash flows of certain foreign currency denominated revenues and expenses attributable to changes in foreign exchange rates. These derivative instruments are denominated in the foreign currencies in which the exposures are denominated. At December 31, 2007, all derivative instruments outstanding have maturities of less than 13 months. Visa U.S.A. did not have material transactions in foreign currencies or any material derivative instruments outstanding at September 30, 2007. The Company does not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes. All derivatives are recorded on the consolidated balance sheet at fair value in other current assets or accrued liabilities and the resulting gains or losses from changes in fair value are accounted for depending on whether they are designated and qualify for hedge accounting.

Cash Flow Hedges

The Company enters into forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of forecasted revenues and expenses being denominated in currencies other than USD.

To qualify for cash flow hedge accounting treatment, the Company formally documents, at inception of the hedge, all relationships between hedging transactions and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods.

The effective portion of changes in the fair value of cash flow hedges are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet. When the forecasted transaction occurs and is recognized in earnings, the amount in other comprehensive income, related to that hedge, is reclassified to operating revenue or expense. The balance accumulated in other comprehensive income was not significant at December 31, 2007 and the Company expects to reclassify the entire amount to the consolidated statement of operations during fiscal 2008 due to the recognition in earnings of the hedged forecasted transactions.

The Company excludes time value for effectiveness testing and measurement purposes. The excluded time value is reported immediately in earnings. For the three months ended December 31, 2007, the amount recorded in earnings related to excluded time value was $2 million.

The Company assesses effectiveness prospectively using regression analysis and retrospectively using a dollar ratio test. The effectiveness tests are performed on the foreign exchange forward and option contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. In the event there is recognized ineffectiveness or the underlying forecasted transaction does not occur within the designated hedge period or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedges are reclassified from accumulated other comprehensive income on the consolidated balance sheet to other expense on the consolidated statement of operations at that time.

Balance Sheet Hedges

The Company also uses forward foreign exchange contracts to economically hedge certain non-functional currency liabilities to reduce the risk that results of operations and cash flows will be adversely affected by changes in foreign currency exchange rates. These forward contracts are not designated for hedge accounting. Accordingly, all changes in fair value of these derivatives are recognized in the consolidated statement of operations.

The Company’s foreign currency forward contracts at December 31, 2007 are as follows:

	USD Notional	Gain (Loss)
Cash Flow Hedges
Forward Contracts
Sell foreign currencies	$186	$—
Purchase foreign currencies	$20	$—
Option Contracts
Sell foreign currencies	$—	$—
Purchase foreign currencies	$139	$1
Balance Sheet Hedges
Forward Contracts
Purchase foreign currencies	$2	$—

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms.

Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at December 31, 2007.

Note 15—Stockholders’ Equity

Pursuant to the amended and restated certificate of incorporation, the Company has the following shares of preferred and common stock authorized, issued and outstanding at December 31, 2007 (in whole numbers):

Class or Series	Par Value	Authorized Shares	Issued and Outstanding Shares
Preferred stock	$0.0001	25,000,000	—

Common stock

Class A	$0.0001	2,001,622,245,209	—
Class B	$0.0001	622,245,209	—
Class C (series I)	$0.0001	813,582,801	—
Class C (series II)	$0.0001	38,582,801	—
Class C (series III)	$0.0001	64,000,000	—
Class C (series IV)	$0.0001	1,000,000	—

Regional classes and series of common stock

Class USA	$0.0001	622,245,209	426,390,481	(1)
Class EU (series I)	$0.0001	64,000,000	62,213,201
Class EU (series II)	$0.0001	38,582,801	27,904,464
Class EU (series III)	$0.0001	1,000,000	549,587
Class Canada	$0.0001	25,000,000	22,034,685
Class AP	$0.0001	130,000,000	119,100,481
Class LAC	$0.0001	90,000,000	80,137,915
Class CEMEA	$0.0001	42,000,000	36,749,698

		2,004,199,484,030	775,080,512

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.

No shares were outstanding at September 30, 2007 as Visa U.S.A. was a non-stock corporation at September 30, 2007.

The preferred stock may be issued as redeemable or non-redeemable, and it has preference over any class or series of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The regional classes and series of common stock participate ratably on an as-converted basis, as discussed below, in dividends or distributions paid by the Company on the common stock, regardless of class or series.

Conversion

True-Up

In accordance with the terms of the restructuring agreement, dated as of June 15, 2007 and amended as of August 24, 2007, there will be a conversion of all of the Company’s regional classes and series of common stock into either class B or class C common stock as follows:

Outstanding Shares of Regional Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock After the True-Up

Class USA	Class B

Class EU (series I)	Class C (series III)

Class EU (series II)	Class C (series II)

Class EU (series III)	Class C (series IV)

Class Canada	Class C (series I)

Class AP	Class C (series I)

Class LAC	Class C (series I)

Class CEMEA	Class C (series I)

In connection with the conversion of all the Company’s regional classes of common stock into either class B or class C common stock, there will be a reallocation of ownership based on the conversion rate described below in order to reflect the actual relative contribution of the participating regions to the Company’s financial performance.

The conversion rate will be based on the relative under- or over-achievement (beyond certain percentage limits) of each participating region’s net revenue targets for the latest four quarters reported in an effective registration statement pursuant to an initial public offering, or, at the latest, the last four quarters ending September 30, 2008.

The shares held by Visa Europe are not subject to the true-up, but are subject to conversion on a one-to-one basis from class EU (series I, II, and III) common stock to class C (series III, II, and IV) common stock concurrent with the true-up.

Initial Public Offering

The conversion rate of the class C common stock into class A common stock after an initial public offering will be on a one-to-one basis, subject to adjustments for stock splits, recapitalizations and similar transactions. No conversion of class C common stock will be effected until all applicable restrictions on such transfer have expired.

Immediately following an initial public offering, the conversion rate applicable to class B common stock into class A common stock will be less than one-to-one because it will be adjusted to reflect the initial deposit to the escrow account as determined by the litigation committee. Thereafter, adjustment to the conversion ratio will occur upon (i) the completion of any follow-on offering of class A common stock completed in order to increase the size of the escrow account or (ii) the final resolution of the covered litigation and the release of funds remaining on deposit in the escrow account. No conversion of class B common stock will be effected until all applicable restrictions on such transfer have expired. See Note 5—Retrospective Responsibility Plan.

Voting Rights

Prior to True-Up

Except in certain circumstances, the holders of the class EU (series II) common stock will have no right to vote on any matters on which the Company’s stockholders generally are entitled to vote. Holders of all other regional classes and series of common stock will have the right to cast a number of votes equal to the number of shares of class B or class C common stock into which each share would be converted after the true-up date, based on interim conversion rates, as determined by the Company.

After True-Up and Pre-Initial Public Offering:

Except in certain circumstances, the holders of the class C (series II) common stock will have no right to vote on any matters on which the Company’s stockholders generally are entitled to vote. Holders of all other classes and or series of common stock will have the right to cast a number of votes equal to the number of shares of class B and class C common stock held multiplied by the applicable conversion ratio in effect on the record date.

After an Initial Public Offering

From and after the consummation of an initial public offering, the holders of class A common stock will have the right to vote on all matters on which stockholders generally are entitled to vote. All holders of class B and class C common stock will have no right to vote on any matters, except for certain defined matters, including any consolidation, merger, combination or any decision to exit the core payments business, in which the holders of class B and class C common stock (other than class C (series II) common stock) are entitled to cast a number of votes equal to the number of shares of class B or C common stock held multiplied by the applicable conversion rate in effect on the record date.

Redemption

Class B Common Stock and Class C Common Stock Other than Class C (Series II) Common Stock

The Company is required to redeem a portion of the class B common stock and class C common stock (other than class C (series II) common stock) immediately following the consummation of an initial public offering at a price per share equal to the net initial public offering price per share.

The Company is also required to redeem a portion of the class C (series III) common stock, all of which is owned by Visa Europe, at the net initial public offering price per share. The redemption date for the class C (series III) common stock is the later of October 6, 2008 or the completion of an initial public offering, unless Visa Europe delivers a written notice to the Company requesting redemption prior to October 6, 2008.

Class C (Series II) Common Stock

The Company is entitled to redeem all of the class C (series II) common stock at any time after the later of the consummation of an initial public offering and October 10, 2008. The redemption price of the class C (series II) common stock is equal to $1.146 billion adjusted for dividends and certain other items.

Visa Europe also has the option to require the Company to redeem the class C (series II) common stock at any time after the later of the consummation of an initial public offering or December 4, 2008.

Immediately following an initial public offering, the Company intends to classify all class C (series II) common stock at its fair value at that date as temporary or mezzanine level equity in the consolidated balance sheet, with an offset to retained earnings or in the absence of retained earnings, through additional paid in capital. Additionally, in the event an initial public offering occurs prior to October 10, 2008 (the date on which the

Company intends to redeem all of these shares held by Visa Europe) the Company will accrete this stock to its redemption price over the period from the closing of the initial public offering to October 10, 2008 through retained earnings or in the absence of retained earnings, through additional paid in capital.

Note 16—Net Income Per Share

For the three months ended December 31, 2006, Visa U.S.A. was a non-stock corporation and therefore there was no comparable metric for net income per share.

To calculate net income per share for the three months ended December 31, 2007, the Company applied SFAS No. 128, Earnings Per Share (“SFAS 128”). The Company did not have any dilutive potential common shares for the three months ended December 31, 2007. The stockholders of each regional class and series of common stock are legally entitled to equal per share distributions whether through dividends or in liquidation. Therefore, one calculation has been presented for basic and diluted net income per share.

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

Three months ended December 31, 2007
Net income (in millions)	$424
Basic and diluted weighted-average common stock outstanding	775,080,512
Basic and diluted net income per share	$0.55

Note 17—Investment Income, Net

Investment income, net, is comprised of the following:

	For the Three Months Ended December 31,
	2007	2006
	(in millions)
Interest and dividend income on investment securities	$44	$22
Gross realized gains on investment securities	1	—
Gross realized losses on investment securities	(2)	—
Realized loss on restricted securities(1)	(2)	—

Investment income, net	$41	$22

(1)	The loss reflects impairment of the Company’s pro-rata estimated fair value of an investment fund that is being closed by the issuing financial institution. At December 31, 2007 the estimated fair value of the Company’s pro-rata share is less than the cost of the investment, and accordingly, an impairment loss of $2 million was recorded during the three months ended December 31, 2007. See Note 7—Prepaid and Other Current Assets.

Note 18—Enterprise-wide Disclosures

Revenue by geographic market is primarily based on the location of the issuing bank. Certain revenues, primarily international service fees, are shared by geographic locations based upon the location of the merchant involved in the transaction. Visa does not maintain or measure revenues by individual country, other than the U.S. Revenue generated in the U.S. was approximately 62% and 92% of total operating revenues in the three months ended December 31, 2007 and December 31, 2006 respectively.

The Company’s long-lived assets excluding investments, volume and support incentives, deferred tax assets, other assets, intangibles and goodwill are classified by major geographic area as follows at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
	(in millions)
U.S.	$865	$313
Non-U.S.	47

Total	$912	$313

Note 19—Income Taxes

The Company’s income before taxes for the three months ended December 31, 2007 and 2006 consists of:

	2007	2006
	(in millions)
U.S.	$400	$323
Non-U.S.	283	—

Total income before taxes	$683	$323

Income tax expense for the three months ended December 31, 2007 and 2006 consists of:

	2007	2006
	(in millions)
Current:
U.S. federal	$245	$95
State and local	11	5
Non-U.S	3	—

Total current taxes	$259	$100

Deferred:
U.S. federal	—	18
State and local	—	1

Total deferred taxes	—	19

Total income tax expense	$259	$119

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2007	September 30, 2007
	(in millions)
Deferred tax assets:
Accrued compensation and benefits	$109	$31
Adjustment to initially apply SFAS 158	6	1
Investments in joint ventures	—	37
State tax	260	—
Accrued liabilities	7	—
Accrued litigation obligation	1,292	1,311
Volume and support incentives	16	12
Research and development credits	16	—
Other	27	11

Deferred tax assets	1,733	1,403

Deferred tax liabilities:
Property, equipment and technology, net	(55)	(9)
Investment in Visa International	—	(100)
Investments in joint ventures	(227)	—
Intangible assets	(4,328)	—
State tax	—	(27)
Other	(10)	(1)

Total gross deferred tax liabilities	(4,620)	(137)

Net deferred tax (liabilities) assets	$(2,887)	$1,266

Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	December 31, 2007	September 30, 2007
	(in millions)
Current deferred tax assets	$774	$795
Current deferred tax liabilities included in accrued liabilities	(3)	—

Non current deferred tax (liabilities) assets, net	(3,658)	471

Net deferred tax (liabilities) assets	$(2,887)	$1,266

The increase in the Company’s deferred tax liabilities during fiscal 2008 is primarily attributable to the recording of the fair value of acquired assets and assumed liabilities of Visa International, Visa Canada and Inovant other than goodwill in excess of their historical book basis in accordance with SFAS No. 141.

Included in accrued litigation on the Company’s consolidated balance sheets is approximately $3 billion associated with the American Express settlement, the Discover litigation and other matters. For tax purposes, the deduction related to these matters is deferred until the payments are made and thus the Company established a deferred tax asset of $787 million related to these payments in fiscal 2007, which is net of a reserve to reflect management’s best estimate of the amount of the benefit to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The Company had state research and development tax credit carryforwards of approximately $16 million at December 31, 2007 that may be carried forward indefinitely. The Company expects to realize the benefit of the credit carryforwards in future years.

The income tax expense differs from the amount of income tax determined by applying the applicable U.S. Federal statutory federal income tax rate of 35% to income before income taxes as follows:

	For the Three Months Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
U.S. federal income tax	$239	35%	$113	35%
State income taxes, net of federal benefit	11	2%	5	2%
Non-U.S	3	—%	—	—%
Other	6	1%	1	—%

Income tax expense	$259	38%	$119	37%

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The adoption of FIN 48 required the Company to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. The initial adoption of FIN 48 resulted in a decrease in accumulated deficit of approximately $8 million and a decrease in goodwill of approximately $6 million at October 1, 2007.

At December 31, 2007, the Company’s total unrecognized tax benefits were approximately $320 million, exclusive of interest and penalties described below. Included in the $320 million are approximately $247 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period.

A reconciliation of the October 1, 2007 through December 31, 2007 amount of unrecognized tax benefits is as follows:

Beginning balance at October 1, 2007 (in millions)	$320
Increases (decreases) of unrecognized tax benefits taken in prior years	—
Increases (decreases) of unrecognized tax benefits related to current year	—
Increases (decreases) of unrecognized tax benefits related to settlements	—
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—
Ending balance at December 31, 2007	$320

In connection with the adoption of FIN 48, the Company elected to change its classification policy of interest expense and penalties related to uncertain tax positions. At October 1, 2007, the Company began to account for interest expense and penalties related to uncertain tax positions as interest expense and penalties in its statement of operations. At December 31, 2007, the Company had $16 million and $1 million accrued for the payment of interest and penalties related to uncertain tax positions, respectively.

Given the inherent complexities of the business and that the Company is subject to taxation in a substantial number of jurisdictions, the Company routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions and has established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance, or an event occurs necessitating a change to the liability. As of October 1, 2007, the Franchise Tax Board (“FTB”) has completed its examination of the Company’s subsidiaries’ (Visa U.S.A. and Visa International) California income tax returns for years 1990 to 2003. The Company is currently negotiating a resolution of the state audit issues raised by the FTB with their settlement division. These audit issues are in an advanced stage in the settlement process, the most significant of which include the eligibility to claim certain items as special deductions, apportionment computation and research and development credits taken. The Company believes that it is reasonably possible that the unrecognized tax benefits related to these significant state audit issues could decrease (whether by settlement, release or a combination of both) in the next 12 months by as much as $62 million ($34 million related to rate benefit and $28 million related to reduction to goodwill).

The Company is subject to examination by the Internal Revenue Service and various state and foreign tax authorities. The Company has concluded all U.S. federal income tax matters for years through 2002. All material state and foreign tax matters have been concluded for years through 1989.

Cumulative undistributed earnings of the Company’s international subsidiaries amounted to $73 million as of December 31, 2007, all of which are intended to be permanently reinvested. The amount of income taxes that would have resulted had such earnings been repatriated is estimated to be $25 million.

Note 20—Concentration of Credit Risk

The Company extends credit to its affiliated and non-affiliated customers as part of its normal payment settlement activities. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. The Company performs ongoing credit evaluations of its customers. At September 30, 2007, Visa U.S.A. had one customer that accounted for approximately 10% of its total accounts receivable. At December 31, 2007, the Company had no customer that accounted for more than 10% of the Company’s total accounts receivable. For the three months ended December 31, 2006, Visa U.S.A. had one customer that accounted for over 10% of total operating revenues. For the three months ended December 31, 2007, the Company had no customer that accounted for more than 10% of the Company’s total operating revenues.

The Company also has significant concentration risk related to its guarantees on potential uncollateralized customer settlement losses. See Note 13—Settlement Guarantee Management for additional discussion.

Cash and cash equivalents and available-for-sale investments included short-term investments in debt securities. The Company’s Visa U.S.A., Visa International and Visa Canada subsidiaries have policies and procedures that limit the amount of credit exposure to any one financial institution or type of investment instrument.

Note 21—Commitments and Contingencies

Commitments

The Company leases certain premises and equipment throughout the world under non-cancelable leases with varying expiration dates. Excluding rent paid to Visa Resources during fiscal 2007, total rent expense incurred by the Company was $19 million and $9 million for the three months ended December 31, 2007 and 2006, respectively. The Company’s future minimum payments on non-cancelable leases and marketing and sponsorship agreements, at December 31, 2007 were as follows:

	Operating Leases
Fiscal	Premises	Equipment and License Agreements	Marketing and Sponsorships	Total
2008 (remaining nine months)	$23	$18	$123	$164
2009	27	13	102	142
2010	20	12	65	97
2011	16	2	54	72
2012	9	—	51	60
Thereafter	39	—	54	93

	$134	$45	$449	$628

In addition to fixed payments included in the above table, certain sponsorship agreements require the Company to undertake marketing, promotional or other activities up to stated monetary values to support events which the Company is sponsoring. The stated monetary value of these activities typically represents the value in the marketplace, which may be significantly in excess of the actual costs incurred by the Company. Future payments that may be incurred with respect to these arrangements are based on decisions regarding product and marketing initiatives and included in the above table if and when the Company enters into non-cancelable commitments with third parties.

Volume and Support Incentives

The Company has agreements with customers for various programs designed to build sales volume and increase the acceptance of its payment products. These agreements, with original terms ranging from one to thirteen years, provide card issuance, marketing and program support based on specific performance requirements. These agreements are designed to encourage customer business and to increase overall Visa-branded payment volume, thereby reducing unit transaction processing costs and increasing brand awareness for all Visa customers.

Payments made and obligations incurred under these programs are included on the Company’s consolidated balance sheets. The Company’s obligation under these customer agreements will be amortized as a reduction to revenue in the same period as the related revenues are earned, based on management’s estimate of the customer’s performance compared to the terms of the incentive agreement. The agreements may or may not limit the amount of customer incentive payments. Excluding anticipated revenue to be earned from higher payments and transaction volumes in connection with these agreements, the Company’s potential exposure under agreements that limit the incentive payments, coupled with the Company’s estimate for incentive agreements with no limit, is estimated as follows:

Fiscal	Volume and Support Incentives
2008 (remaining nine months)	$837
2009-2010	1,834
2011-2012	1,299
Thereafter	699

Total	$4,669

The ultimate amounts to be paid under these agreements may be greater than or less than the estimates above. Based on these agreements, increases in the incentive payments are generally driven by increased payment and transaction volume, and as a result, in the event incentive payments exceed this estimate such payments are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Indemnification under Framework Agreement

In connection with the framework agreement entered into between Visa Inc. and Visa Europe, Visa Europe indemnifies Visa Inc. for any claims arising out of the provision of the services brought by Visa Europe’s member banks against Visa Inc., while Visa Inc. indemnifies Visa Europe for any claims arising out of the provision of the services brought against Visa Europe by Visa Inc.’s customer financial institutions. Based on current known facts, the Company assessed the probability of loss in the future as remote. Consequently, the estimated maximum probability-weighted liability is considered insignificant and no liability has been accrued.

For further information with respect to the Company’s commitments and contingencies also see Note 4—Visa Europe, Note 5—Retrospective Responsibility Plan, Note 11—Debt, Note 13—Settlement Guarantee Management and Note 23—Legal Matters.

Note 22—Related Parties

Visa Inc. is a stock corporation and certain of its customers are also its stockholders. The Company considers an entity to be a related party if the entity owns more than 10% of the Company’s total voting common stock or if an officer or employee of the entity also serves on the Company’s board of directors. The Company also considers an investee to be a related party if the Company’s ownership interest in the entity is greater than or equal to 10% or if the investment is accounted for under the equity method of accounting.

At December 31, 2007, the Company had one customer with an officer who also serves on the Company’s board of directors, and who also had an ownership interest of greater than 10% of the Company’s voting common stock. Total operating revenues and total operating expenses for this customer were approximately $106 million and $7 million, respectively, for the three months ended December 31, 2007. These operating expenses primarily related to marketing costs. At December 31, 2007, the Company did not owe any amounts to this customer and the customer owed the Company approximately $24 million in accounts receivable. In addition, the Company was in a net asset position of $1 million at December 31, 2007, attributed to volume and support incentive arrangements with this customer.

In addition to the one customer described above, the Company generated approximately $12 million of operating revenues and incurred operating expenses of approximately $2 million from customers and other corporations with representatives who served on the Company’s board of directors. These operating expenses primarily relate to software maintenance. At December 31, 2007, the Company did not owe any amounts to these parties and they owed the Company less than $1 million in accounts receivable.

The Company also maintains banking relationships and has credit facilities (see Note 11—Debt) with customers that have representation on the Company’s board of directors and owned more than 10% of the Company’s common stock.

Visa Europe is also a related party of the Company as a result of the nature of the contractual arrangements between itself and the Company and Visa Europe’s ownership in the Company (refer to Note 4—Visa Europe). The Company is also a party to numerous agreements with Visa Europe which allow each entity to provide services to the other at negotiated fees, including the allocation of costs for office premises which are shared by the Company and Visa Europe. For the three months ended December 31, 2007, total operating revenues and operating expenses related to Visa Europe totaled $39 million and $3 million, respectively. At December 31, 2007, Visa Europe owed the Company approximately $9 million in net accounts receivable.

During the three months ended December 31, 2007, the Company generated total operating revenues of $8 million from related party investees, and related investees owed the Company $1 million in net accounts receivable at December 31, 2007. Total operating expenses incurred for the three months ended December 31, 2007 and related amounts owed to related investees at December 31, 2007 were less than $1 million, respectively.

Members of the board of directors who were not employees were compensated for their service to the Company. Directors who were also Visa employees did not receive any additional compensation for serving as a director. Directors who are not full-time employees are paid an annual retainer of $82,000. The lead director receives an additional annual retainer of $25,000. Non-employee directors also receive annual retainers for serving as a chairperson of a committee ($20,000 for audit committee, $20,000 for compensation committee, and $15,000 for nominating/corporate governance committee). An annual retainer of $5,000 is also paid to non-employee directors who serve as members (non-chairperson) of the audit or compensation committees. In addition, customary expenses for attending board of directors and committee meetings are reimbursed. Upon the completion of an initial public offering, non-employee directors will also receive an annual stock grant with a value of $162,000 in the form of restricted stock or restricted stock units. Total director fees paid during the three months ended December 31, 2007 was less than $1 million.

Note 23—Legal Matters

The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or amounts are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

The Company’s litigation provision includes provisions of $0 million and $2 million for the three months ended December 31, 2007 and 2006, respectively. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. The Company is presently involved in the matters described below and other legal actions, except for those disclosed below as resolved or settled. The Company will continue to review the litigation accrual and, if necessary, future refinements to the accrual will be made.

The following table summarizes the activity related to accrued litigation for the three months ended December 31, 2007 and 2006:

	2007	2006
	(in millions)
Balance at September 30	$3,682	$1,000
Provision for settled legal matters	—	2
Provision for unsettled legal matters	—	—
Interest accretion on settled matters	37	18
Payments on settled matters	1	—

Balance at December 31	$3,720	$1,020

Covered Litigation

Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the retrospective responsibility plan, which the Company refers to as the covered litigation. For a description of the retrospective responsibility plan, see Note 5—Retrospective Responsibility Plan.

The Discover Litigation

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against Visa U.S.A., Visa International and MasterCard International Incorporated (MasterCard). The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to the lawsuit brought by the Department of Justice (DOJ) in 1998 challenging Visa’s bylaw 2.10(e) and MasterCard’s Competitive Programs Policy (CPP). The complaint alleged that the implementation and enforcement of Visa’s bylaw 2.10(e) and MasterCard’s CPP (which prohibited their respective members from issuing American Express or Discover cards), as well as Visa’s “Honor All Cards” rule (which required merchants that accept Visa cards to accept for payment every validly presented Visa card) and a similar MasterCard rule violated Sections 1 and 2 of the Sherman Act as well as California’s Unfair Competition Act in an alleged market for general purpose card network services and an alleged market for debit card network services. The complaint also challenged Visa’s no surcharge rule and a similar MasterCard rule, under the same statutes. On December 10, 2004, Visa U.S.A. and Visa International moved to dismiss the complaint in its entirety for failure to state a claim. In lieu of filing its opposition papers to this motion, Discover filed an amended complaint on January 7, 2005. In the amended complaint, Discover dropped some of its claims, including its challenge against the no surcharge rule and its claims under California’s Unfair Competition Law, but continued to allege that the implementation and enforcement of Visa U.S.A.’s bylaw 2.10(e), MasterCard’s CPP and the “Honor All Cards” rule violated Sections 1 and 2 of the Sherman Act. On June 7, 2007, Discover filed a Second Amended Complaint, which eliminated allegations related to the “Honor All Cards” rule, dropped attempted monopolization and monopolization claims against MasterCard and Visa International to conform to the court’s rulings on motions to dismiss, and made technical changes to the names of the plaintiffs.

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

At a hearing on April 25, 2007, the District Court set a trial date of September 9, 2008. The court also established deadlines and procedures for motions practice and expert discovery. On July 24, 2007, Discover served its expert’s report purporting to demonstrate that it had incurred substantial damages. Expert reports were served jointly by Visa U.S.A. and Visa International on October 9, 2007, and Discover served rebuttal expert reports on December 20, 2007. In accordance with SFAS No. 5, Accounting for Contingencies, Visa U.S.A. recorded a litigation provision of $650 million related to the Discover matter at September 30, 2007.

The American Express Litigation

On November 15, 2004, American Express filed a complaint against Visa U.S.A., Visa International, MasterCard and eight Visa U.S.A. and Visa International member financial institutions (JPMorgan Chase & Co., Bank of America Corporation, Capital One Financial Corp., U.S. Bancorp, Household International Inc., Wells Fargo & Company, Providian Financial Corp. and U.S.A.A. Federal Savings Bank). Subsequently, U.S.A.A. Federal Savings Bank, Bank of America Corp. and Household International Inc. announced settlements with

American Express and were dismissed from the case. The complaint, which was filed in the U.S. District Court for the Southern District of New York, was designated as a related case to the DOJ litigation and was assigned to the same judge. The complaint alleged that the implementation and enforcement of Visa U.S.A.’s bylaw 2.10(e) and MasterCard’s CPP violated Sections 1 and 2 of the Sherman Act in an alleged market for general purpose card network services and an alleged market for debit card network services.

Visa Inc., Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. Under the settlement agreement, American Express will receive maximum payments of $2.25 billion, including up to $2.07 billion from Visa Inc. and $185 million from five co-defendant banks. An initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from Visa Inc. and $185 million from the five co-defendant banks. Beginning March 31, 2008, Visa Inc. will pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. The quarterly payments are contingent upon the performance of American Express’s United States global network services (GNS) business and will be in an amount equal to 5% of American Express’s United States GNS billings during the quarter up to a maximum of $70 million per quarter; provided, however, that if the payment for any quarter is less than $70 million, the maximum payment for a future quarter or quarters shall be increased by the difference between $70 million and such lesser amount as was actually paid. Visa U.S.A. recorded $1.9 billion in litigation provision at September 30, 2007, reflecting future payments discounted using a rate of 4.72% over the payment term. The amount is also reflected in current and long-term accrued litigation on the consolidated balance sheets at September 30, 2007 and December 31, 2007. The Company recorded accretion expense of $23 million related to this matter for the three months ended December 31, 2007. The settlement will be covered by the retrospective responsibility plan. See also Note 5—Retrospective Responsibility Plan.

The Attridge Litigation

On December 8, 2004, a complaint was filed in California state court on behalf of a putative class of consumers asserting claims against Visa U.S.A., Visa International and MasterCard under California’s Cartwright Act and Unfair Competition Law. The claims in this action, Attridge v. Visa U.S.A. Inc., et al., seek to piggyback on the portion of the DOJ litigation in which the U.S. District Court for the Southern District of New York found that Visa’s bylaw 2.10(e) and MasterCard’s Competitive Programs Policy constitute unlawful restraints of trade under the federal antitrust laws. After the plaintiff twice amended his complaint, Visa U.S.A., Visa International and MasterCard demurred to (moved to dismiss) the complaint and, at a hearing on November 2, 2005, the court dismissed plaintiff’s claims with leave to amend. On December 2, 2005, the plaintiff filed a third amended complaint. The defendants again demurred to (moved to dismiss) that complaint. On May 19, 2006, the court entered an order dismissing plaintiff’s Cartwright Act claims with prejudice but allowing the plaintiff to proceed with his Unfair Competition Law claims. On June 19, 2006, Visa U.S.A. and Visa International answered the third amended complaint. The parties are now moving forward with discovery. No trial date has been set. On December 14, 2007, the plaintiff amended his complaint to add Visa Inc. as a defendant. No new claims were added to the complaint.

The Interchange Litigation

Kendall. On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against Visa U.S.A., MasterCard and several Visa U.S.A. member financial institutions alleging, among other things, that Visa U.S.A.’s and MasterCard’s interchange fees contravene the Sherman Act and the Clayton Act (Kendall v. Visa U.S.A. Inc., et al.). The plaintiffs seek treble damages in an unspecified amount, attorneys’ fees and an injunction against Visa U.S.A. and MasterCard from setting interchange and engaging in joint marketing activities, which plaintiffs allege include the purported negotiation of merchant discount rates with certain merchants. On November 19, 2004, Visa U.S.A. filed an answer to the complaint. The plaintiffs filed an amended complaint on April 25, 2005. Visa U.S.A. moved to dismiss the complaint for failure to state a claim and, in the alternative, also moved for summary judgment with respect to certain of the claims. On July 25, 2005, the court issued an order granting Visa U.S.A.’s motion to dismiss and dismissed the complaint with prejudice. On August 10, 2005, the plaintiffs filed a notice of appeal. Appellate briefing is complete and the Ninth Circuit Court of Appeal heard oral argument on June 11, 2007. No ruling has been issued.

Multidistrict Litigation Proceedings (MDL). On May 6, 2005, a purported class action lawsuit was filed by a merchant, Animal Land, Inc., against Visa U.S.A. in the U.S. District Court for the Northern District of Georgia, alleging that Visa U.S.A.’s no-surcharge rule violates Sections 1 and 2 of the Sherman Act. Plaintiff alleges that under the no-surcharge rule, merchants are not permitted to pass along to cardholders a discrete surcharge to account for the fees that the merchant pays in connection with Visa-branded payment card transactions. Plaintiff alleges that this rule causes the fees paid by merchants to be supracompetitive. The suit seeks treble damages in an unspecified amount, attorneys’ fees and injunctive relief. The Animal Land case has been transferred to the multidistrict litigation proceedings and is included in the First Amended Class Action Complaint discussed below.

On June 22, 2005, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court of Connecticut against MasterCard, Visa U.S.A., Visa International and a number of Visa U.S.A. and Visa International member financial institutions alleging, among other things, that Visa’s and MasterCard’s purported setting of interchange fees violates Section 1 of the Sherman Act. In addition, the complaint alleges Visa’s and MasterCard’s purported tying and bundling of transaction fees also constitutes a violation of Section 1 of the Sherman Act. Since the filing of this complaint, there have been approximately 48 similar complaints, all but 10 of which were styled as class actions, filed on behalf of merchants against Visa U.S.A. and MasterCard, and in some cases, certain Visa U.S.A. and Visa International member financial institutions, in U.S. federal courts. Visa International was named as a defendant in more than 30 of these complaints. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings (Multidistrict Litigation 1720). On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the 10 complaints brought on behalf of individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. In addition, some of these complaints contain certain state unfair competition law claims. These interchange-related litigations also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief.

Visa U.S.A. and Visa International answered the First Consolidated Amended Class Action Complaint and the individual merchant complaints on June 9, 2006. On July 10, 2007, pursuant to a joint request by the parties, the court entered a scheduling order setting deadlines for completion of fact discovery to June 30, 2008 and expert discovery to February 20, 2009 and for filing all summary judgment and other pretrial motions by March 27, 2009.

On September 7, 2007, the Magistrate Judge issued a Report and Recommendation to the District Court recommending that the District Court grant the defendants’ motion to dismiss the class plaintiffs’ claims for damages incurred prior to January 1, 2004. On October 12, 2007, the Magistrate Judge granted putative class plaintiffs’ request to brief the issue of whether the Report and Recommendation would affect the claims of non-party members of the putative class that opted out of the In re Visa Check/ MasterMoney Antitrust Litigation class action. Following the submissions, the Magistrate Judge declined plaintiffs’ request to advise on that issue. Putative class plaintiffs filed objections to the Report and Recommendation on November 14, 2007, and defendants filed their responses to those objections on December 13, 2007. On January 8, 2008, the court adopted the Magistrate Judge’s Report and Recommendation without modification, dismissing the class plaintiffs’ claims for damages incurred prior to January 1, 2004.

Retailers’ Litigation

Commencing in October 1996, several class action suits were brought by a number of U.S. merchants against Visa U.S.A. and MasterCard challenging certain aspects of the payment card industry under U.S. federal antitrust laws. Those suits were later consolidated in the U.S. District Court for the Eastern District of New York, In re Visa Check/MasterMoney Antitrust Litigation. Among other claims, the plaintiffs alleged that Visa U.S.A.’s “Honor All Cards” rule, which required merchants that accepted Visa cards to accept for payment every validly presented Visa card, and a similar MasterCard rule, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. On June 4, 2003, Visa U.S.A. signed a settlement agreement to settle the claims brought by the plaintiffs in this matter, which the court approved on December 19, 2003. Pursuant to the settlement agreement, Visa agreed to modify its “Honor All Cards” rule such that, effective January 1, 2004, a merchant may accept only Visa check cards, only Visa credit cards, or both. Visa also agreed to pay approximately $2.0 billion to the merchant class over 10 years in equal annual installments of $200 million per year, among other things. After appellate issues were resolved, the settlement became final. Settlement funds are now being distributed to the class.

Retailers’ “Opt-Outs”

Several lawsuits were commenced by merchants that opted not to participate in the plaintiff class in In re Visa Check/MasterMoney Antitrust Litigation. The majority of these cases were filed in the U.S. District Court for the Eastern District of New York. Visa U.S.A. has entered into separate settlement agreements with all but one of these plaintiffs resolving their claims, and the District Court has entered orders dismissing with prejudice each of those plaintiffs’ complaints against Visa U.S.A. Only the action brought by GMRI, Inc. against Visa U.S.A. remains pending. On May 14, 2007, the plaintiff in the GMRI, Inc. case sought to amend its complaint and consolidate the case with Multidistrict Litigation 1720. Visa U.S.A., Visa International and several of their member financial institutions named as defendants in Multidistrict Litigation 1720 opposed the plaintiff’s motion. On June 1, 2007, the plaintiff withdrew its request. On June 22, 2007, GMRI, Inc. filed suit against Visa International and various member financial institutions of Visa U.S.A. and/or Visa International in the U.S. District Court for the District of Minnesota, alleging both the merchant opt-out claims at issue in GMRI, Inc.’s suit against Visa U.S.A. and a number of the claims set forth in the class complaint filed in Multidistrict Litigation 1720 relating to interchange and Visa rules. In 2003, Visa U.S.A. established a litigation provision for the GMRI, Inc. case based on a calculation of what GMRI, Inc. would have received under the settlement of In re Visa Check/MasterMoney Antitrust Litigation if GMRI, Inc. had not opted out of that settlement. In December 2007, GMRI, Inc. and Visa U.S.A. agreed in principle to resolve the claims brought against Visa U.S.A. and Visa International through binding mediation.

“Indirect Purchaser” Actions

In addition, complaints have been filed in 19 different states and the District of Columbia alleging state antitrust, consumer protection and common law claims against Visa U.S.A. and MasterCard (and, in California Visa International) on behalf of putative classes of consumers. The claims in these actions largely mirror the allegations made in the U.S. merchant lawsuit and assert that merchants, faced with excessive merchant discount fees, have passed on some portion those fees to consumers in the form of higher prices on goods and services sold. Visa U.S.A. has been successful in the majority of these cases, as courts in 17 jurisdictions have granted Visa U.S.A.’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. The parties are awaiting a decision on Visa U.S.A.’s motion to dismiss in New Mexico. In California, the court granted Visa U.S.A. and Visa International’s demurrer, or motion to dismiss, with respect to claims brought under the Cartwright Act, but denied a similar motion with respect to Unfair Competition Law claims for unlawful, unfair and/or fraudulent business practices. Visa U.S.A. and Visa International subsequently filed a motion for judgment on the pleadings seeking dismissal of those latter claims in light of the Proposition 64 amendments to the Unfair Competition Law. After oral argument, the court denied this motion on March 6, 2007. The California Court of Appeal rejected a petition seeking immediate review of that decision on June 7, 2007. On July 24, 2007, a case management conference was held at which the court permitted certain further discovery and agreed to address plaintiffs’ proposed motion for collateral estoppel with respect to certain elements of a “tying” claim based on statements in the decision on cross-motions for summary judgment in In re Visa Check/MasterMoney Antitrust Litigation. On October 31, 2007, the court denied the plaintiffs’ collateral estoppel motion. In West Virginia, the action was brought against Visa U.S.A. by West Virginia’s attorney general as parens patriae for West Virginia consumers. The court denied Visa U.S.A.’s motion for summary judgment on October 14, 2005. On February 14, 2006, Visa U.S.A. answered the West Virginia complaint and the parties began discovery. On April 10, 2007, the court issued a stay of discovery pending its ruling on an antitrust standing issue. On April 27, 2007, Visa U.S.A. and the State of West Virginia reached an agreement in principle to settle all claims against Visa U.S.A. A loss provision was recorded in Visa U.S.A.’s consolidated statements of operations in connection with this settlement. Visa U.S.A. executed the final settlement agreement on January 7, 2008. On January 11, 2008, the parties submitted the agreement to the court for preliminary approval, which the court granted at a hearing on January 14, 2008.

For the three months ended December 31, 2007 and 2006, the Company recorded charges related to the Retailers’ settlement and other merchant litigation matters of $16 million and $19 million, respectively, which are reflected in the litigation provision and interest expense on the Company’s consolidated statements of operations. The primary component of these charges was accretion expense of $16 million and $17 million, respectively. Relating to these matters, cash payments of $1 million and $0 million were made for the three months ended December 31, 2007 and 2006.

Department of Justice Antitrust Case and Related Litigation

In October 1998, the U.S. Department of Justice, or DOJ, filed suit against Visa U.S.A., Visa International and MasterCard in the U.S. District Court for the Southern District of New York alleging that both Visa U.S.A.’s and MasterCard’s governance structures and policies violated U.S. federal antitrust laws. On October 9, 2001, the District Court issued an opinion upholding the legality and pro-competitive nature of “dual governance,” the situation where an employee of a member financial institution also serves on the board of directors of Visa U.S.A. or MasterCard while a portion of its card portfolio is issued under the brand of the other association. However, the court also held that Visa U.S.A.’s bylaw 2.10(e), which prohibited Visa members from issuing American Express or Discover cards, and a similar MasterCard rule constituted unlawful restraints of trade under the federal antitrust laws.

On November 26, 2001, the court issued a final judgment that ordered Visa U.S.A. to repeal bylaw 2.10(e) and enjoined Visa U.S.A. and Visa International from enacting or enforcing any bylaw, rule, policy or practice that prohibits its issuers from issuing general purpose credit or debit cards in the United States on any other general purpose card network. The final judgment also allowed some Visa issuers to terminate their issuance agreements. The final judgment imposed parallel requirements on MasterCard. After all appeals were exhausted, the final judgment became effective by court order on October 15, 2004.

Settlement Service Fee Litigation

On January 10, 2005, MasterCard filed a motion in the U.S. District Court for the Southern District of New York in connection with the DOJ litigation, renewing an earlier challenge to a Visa U.S.A. bylaw that provides for a settlement service fee. To ensure payment of Visa U.S.A.’s settlement obligation in the In re Visa Check/MasterMoney Antitrust Litigation case, Visa U.S.A. adopted the settlement service fee bylaw in June 2003. The bylaw provided that the settlement service fee is to be paid by certain Visa U.S.A. members that shift a substantial portion of their offline debit volume to another debit brand unless that shift is to the American Express or Discover brands. MasterCard contended that the settlement service fee violated the final judgment in the DOJ litigation by effectively prohibiting Visa U.S.A. members from issuing MasterCard debit cards.

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

On June 7, 2007, the court issued an Opinion and Order holding that the settlement service fee violated the final judgment in the DOJ case as of October 15, 2004. On June 15, 2007, the court issued an Amended Opinion and Order, clarifying the remedy in the ruling. First, the court ordered Visa U.S.A. to repeal the settlement service fee bylaw. Second, the court gave any Visa U.S.A. debit issuer subject to the settlement service fee prior to its repeal that entered into an agreement that includes offline debit issuance with Visa U.S.A. on or after June 20, 2003 the right to terminate its agreement, provided that the issuer has entered into an agreement to issue MasterCard branded debit cards and the issuer repays to Visa U.S.A. any unearned benefits or financial incentives under its Visa U.S.A. agreement. On June 13, 2007, the parties entered into an agreement to toll the statute of limitations on certain potential claims MasterCard may have against Visa U.S.A. in connection with the settlement service fee.

Pursuant to the court’s order, the settlement service fee bylaw was rescinded as of the effective date of the order. On June 29, 2007, Visa U.S.A. filed a notice of appeal to the Second Circuit Court of Appeals. Visa U.S.A. also sought a stay pending appeal as to the contract termination portion of the court’s remedy, which the District Court denied.

On August 17, 2007, Discover Financial Services and DFS Services LLC (collectively, Discover) moved the District Court to intervene in the settlement service fee matter. Discover also sought to have the District Court modify its June 15, 2007 order to (1) extend the contract termination remedy to issuers entering into agreements with Discover; and (2) void certain provisions of Visa U.S.A.’s debit agreements. The court denied Discover’s motion on October 12, 2007. On September 11, 2007, Discover filed a motion to intervene in the settlement service fee case in the Second Circuit and asked the Second Circuit to remand the case to the District Court. Visa U.S.A. opposed Discover’s motion. Briefing is complete but no decision has been issued by the Second Circuit.

New Zealand Interchange Proceedings

The Commerce Commission, New Zealand’s competition regulator, filed a civil Statement of Claim in the High Court in Wellington on November 9, 2006, alleging that, among other things, the fixing of default interchange rates by Cards NZ Limited, Visa International, MasterCard and certain Visa International member financial institutions contravenes the New Zealand Commerce Act. On November 27, 2006, a group of New Zealand retailers filed a nearly identical claim against the same parties before the same tribunal. Both the Commerce Commission and the retailers seek declaratory, injunctive and monetary relief. On March 2, 2007, Visa International filed statements of defense in both cases, denying liability for any cause of action. Both cases were transferred to the commercial list at the High Court in Auckland in April 2007. The court approved a timetable for initial discovery and other procedural matters in June 2007; such discovery is now proceeding.

Currency Conversion Litigation

In 2000, a “representative” action was filed in California state court against Visa U.S.A. and Visa International in connection with an asserted 1% currency conversion “fee” assessed on member financial institutions by the payment card networks on transactions involving the purchase of goods or services in a foreign currency and the disclosure of that fee (Schwartz v. Visa International Corp. (sic), et al.). Plaintiffs claimed Visa’s currency conversion practices violated California Business & Professions Code Section 17200, and sought injunctive relief and restitution. Additional California state currency conversion class actions were filed against Visa U.S.A. and Visa International. Shrieve v. Visa U.S.A. Inc., et al. alleged that Visa had a duty to inform cardholders using debit cards overseas of the existence of the 1% currency conversion fee. Mattingly v. Visa U.S.A. Inc., et al. alleged Visa had a duty to inform cardholders using credit cards overseas of the existence of the 1% currency conversion fee. Baker v. Visa International Corp. (sic), et al. challenged Visa International’s calculation of currency conversion rates and the disclosure of those rates. All plaintiffs sought restitution and injunctive relief.

Visa U.S.A., Visa International, MasterCard, Citicorp Diners Club, Inc. (Diners Club) and several Visa U.S.A. and Visa International member financial institutions, and in some cases their affiliates and parents, are also defendants in a number of federal class actions that allege, among other things, violations of federal antitrust laws based on the 1% currency conversion fee. Pursuant to orders of the Judicial Panel on Multidistrict Litigation, the federal complaints were consolidated or coordinated in MDL 1409 (In re Currency Conversion Fee Antitrust Litigation) in the U.S. District Court for the Southern District of New York.

On July 20, 2006, Visa U.S.A. and Visa International entered into a settlement agreement in MDL 1409. Under the terms of that settlement, the defendants, which include Visa U.S.A., Visa International, MasterCard, Citicorp Diners Club Inc. and several banks, will pay $336.0 million to settle monetary claims by eligible cardholders, the costs of administering the settlement and notice to cardholders and any court-approved fees and expenses to attorneys for the class and awards to the class representatives. Visa U.S.A. and Visa International’s portion of the settlement payment, which has already been paid into a settlement fund, is approximately $100.1 million. In addition, Visa U.S.A. and Visa International agreed that for five years they would separately identify or itemize any fees added to transactions because they occurred in a foreign country or involved a foreign currency and would require U.S. issuing members to disclose certain changes, if any, to exchange rate practices. As part of this settlement, plaintiffs in Shrieve and Mattingly agreed that they would ask the court to dismiss their actions with prejudice as to Visa U.S.A. and Visa International once the MDL 1409 settlement receives court approval. Visa U.S.A., Visa International and MasterCard further agreed to pay $32.0 million in attorneys’ fees to resolve Schwartz. Visa U.S.A. and Visa International’s portion of this payment is approximately $18.6 million, which was paid into a settlement fund in September 2007.

Finally, Visa U.S.A. and Visa International entered into a settlement in Baker. Under the terms of this settlement agreement, the parties agreed to undertake their best efforts to secure certain changes to the notice of settlement to be provided to class members in MDL 1409, and plaintiffs agreed not to object or otherwise oppose approval of the MDL settlement agreement. Upon final approval of the MDL settlement agreement, plaintiffs shall seek to dismiss Baker. If Baker is dismissed, Visa U.S.A. and Visa International shall pay $1 million plus interest from September 14, 2006 as attorneys’ fees and costs. If, however, within 60 days of final approval of the MDL settlement agreement, Baker has still not been dismissed, Visa U.S.A. and Visa International shall pay $500,000 plus interest from September 14, 2006 as attorneys’ fees and costs.

On November 8, 2006, the court in MDL 1409 issued an order preliminarily approving the MDL settlement agreement. Among other things, this order created, for settlement purposes only, a Settlement Damages Class consisting of holders of U.S. issued Visa- or MasterCard-branded credit and debit cards or Diners Club-branded credit cards who used their cards to make a foreign payment transaction between February 10, 1996 and November 8, 2006, the Settlement Damages Class. The court also approved, for settlement purposes only, the “Settlement Injunctive Class,” which contains all persons who held a U.S. issued Visa- or MasterCard-branded credit or debit card or Diners Club-branded credit card as of November 8, 2006. Charge cards are included in the definition of “credit cards.” On November 14, 2006, the plaintiff in one case coordinated with MDL 1409 (Bildstein v. MasterCard International Incorporated) filed a Notice of Appeal from the grant of preliminary approval.

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

Based upon the court’s preliminary approval of the MDL 1409 settlement and other developments, approximately $100.1 million and $18.6 million have been paid into a settlement funds to resolve these claims against Visa U.S.A. and Visa International, and a legal accrual of approximately $1.0 million has been made for the remainder of the settlement in connection with these currency conversion cases. Should the MDL settlement agreement not receive final court approval, or otherwise terminate, we anticipate that the parties in all of the Currency Conversion Litigation actions would return to the status quo ante in their respective actions.

Morgan Stanley Dean Witter/Discover Litigation

In August 2004, the European Commission in Brussels issued a Statement of Objections against Visa International and Visa Europe alleging a breach of European competition law. The allegation arises from the Visa International and Visa Europe Rule (bylaw 2.12(b)) that makes certain designated competitors, including Morgan Stanley Dean Witter/Discover, ineligible for membership. On October 3, 2007, the European Commission fined Visa International and Visa Europe €10.2 million ($15 million) for infringing European Union rules on restrictive business practices (Article 81 of the EC Treaty and Article 53 of the EEA Agreement). On December 19, 2007, Visa Europe and Visa International appealed the European Commission’s ruling to the European Court of First Instance. Pursuant to existing agreements, Visa Europe has acknowledged full responsibility for the defense of this action, including any fines that may be payable.

Parke Litigation

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

The ATM Exchange Litigation

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

AAA Antiques Mall

On November 13, 2007, a putative class action lawsuit was filed in Maryland state court against Visa U.S.A., MasterCard Worldwide, and Discover Financial Services. Plaintiff AAA Antiques Mall, Inc. alleges that “credit card fees” assessed by defendants as to the state tax portion of a sales transaction constitute unjust enrichment and/or intentional misrepresentation. On January 2, 2008, Visa U.S.A. removed the case to U.S. District Court for the District of Maryland. At this time, it is too early to make any reasonable evaluation of the claims alleged.

Intellectual Property Litigation

Cryptography Research

On September 29, 2004, Cryptography Research, Inc. (“CRI”) filed suit against Visa International in U.S. District Court for the North District of California asserting claims for breach of contract, misrepresentation, and infringement of eight U.S. patents. These causes of action are based upon CRI’s allegations that Visa International has improperly used, or induced others to use, technology allegedly developed by CRI for securing “Smart Cards” against attacks designed to discover secret information, such as the secret key for performing cryptographic operations. On March 7, 2005, CRI filed an amended complaint identifying claims for breach of contract, misrepresentation, fraud in the inducement and infringement of the eight Patents in Suit. The breach of contract, misrepresentation and fraud in the inducement claims stem from a September 2, 1998 Intellectual

Property License Agreement between CRI and Visa International. The license agreement granted Visa International worldwide rights to CRI’s patent applications that ultimately matured into the Patents in Suit.

On March 22, 2007, CRI filed its Second Amended Complaint, adding claims for breach of fiduciary duty and violation of Section 1 of the Sherman Act and California’s Unfair Competition Law. CRI further alleges that Visa International is liable under California’s Cartwright Act, Bus. & Prof. Code Sections 16720-70 and the California Business & Professions Code §§ 17200 et seq. Visa International filed its answer to the Second Amended Complaint and related counterclaims on April 23, 2007.

Discovery in this matter is currently ongoing and is scheduled to be completed on May 12, 2008. Six claims construction orders have been issued. CRI filed a motion for reconsideration of the fifth order, but the Court has not yet set a hearing on this motion. A pretrial conference is scheduled for September 15, 2008, but no trial date has been set. On January 15, 2008, the court held a hearing to address CRI’s motion to bifurcate discovery of the antitrust claims from the remaining claims and to divide the trial of this matter into three phases. The court also addressed Visa’s motion to dismiss the antitrust claims and further scheduling matters. No orders or rulings have been issued.

Vale Canjeable

On November 21, 2006, Vale Canjeable Ticketven, C.A., filed an action in the Fifth Municipal Court of Caracas, Venezuela against Todoticket 2004, C.A., and Visa International seeking a preliminary injunction preventing use of the Visa Vale mark in Venezuela. In December 2006, Vale Canjeable Ticketven, C.A. also filed a claim with the Fourth Commercial Court of First Instance of Caracas, alleging that the defendants infringed the plaintiff’s rights as the holder of the trademark registries and requesting declarative, injunctive and monetary relief. The plaintiff also requested that the court order the defendants to pay the legal costs and expenses related to the judicial process.

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

On July 26, 2007, Visa International made a request for the removal of the First Instance Judge from the case and such request was granted on September 25, 2007. A new judge was assigned to finalize the discovery phase of the case. On November 1, 2007, Visa International filed its written conclusions explaining how the evidence collected during discovery supports its arguments. On November 21, 2007, Visa International filed an appeal of the decision denying suspension of the preliminary injunction with the newly assigned judge. This appeal was denied on December 18, 2007.

Starpay and VIMachine

On May 8, 2003, Starpay and VIMachine sued Visa U.S.A. and Visa International in U.S. District Court for the Northern District of Texas, claiming that Visa used information provided by Starpay in 2000 to create VbV and to file a Visa patent application on the technology underlying VbV. Two claims are asserted: infringement of VIMachine’s patent and misappropriation of Starpay’s trade secrets. On February 23, 2004, Visa U.S.A. and Visa International answered the complaint and filed a counterclaim for a declaratory judgment that Visa U.S.A. and Visa International are not infringing the asserted patent and/or that the patent is invalid. On March 16, 2004, Starpay filed its answer to Visa U.S.A. and Visa International’s counterclaim.

The Magistrate Judge held hearings on the issue of the construction of various claims of the patent and on January 19, 2006 issued a Report and Recommendation making findings and recommendations. In February 2006, the parties filed their respective objections to the Report with the District Court Judge. On September 10, 2007, the District Court issued an order resolving the parties’ various objections and finalized the claim construction. The court has set a schedule that calls for the completion of discovery by April 18, 2008 and the filing of any dispositive motions by May 16, 2008. No trial date has been set.

On January 7, 2008, Visa U.S.A. and Visa International filed a Motion for Partial Summary Judgment of Non-Infringement and/or Invalidity of U.S. Patent No. 5,903,878 (“the ‘878 patent”). The motion was made on the grounds that (1) the accused VbV system lacks the “unique transaction identifier” element of the claims of the ‘878 patent; and (2) the ‘878 patent is invalid in light of at least three prior art patents.

The parties reached an agreement in principle to settle the dispute in January 2008. The amount of settlement is not material to the Company’s financial statements taken as a whole.

PrivaSys

On June 20, 2007, PrivaSys, Inc. filed a complaint in U.S. District Court for the Northern District of California against Visa International and Visa U.S.A for patent infringement. PrivaSys alleges that Visa’s contactless payment technology infringes U.S. Patent No. 7,195,154, which we refer to as the ‘154 patent’), entitled “Method for Generating Customer Secure Card Numbers.” Visa U.S.A. and Visa International filed their respective answers and counterclaims on August 21, 2007 alleging that Visa did not infringe the ‘154 patent, that the ‘154 patent is invalid and that the patent is unenforceable due to inequitable conduct and prosecution laches. On September 28, 2007, PrivaSys filed a motion requesting leave to file an amended complaint adding JPMorgan Chase & Co. and Wells Fargo & Co. as defendants. Visa U.S.A. and Visa International opposed this motion on October 26, 2007 and asked the court, in the alternative, to stay all proceedings against Visa issuing financial institutions pending resolution of the issue of whether the Visa technology infringes the PrivaSys patent. On November 14, 2007, the court granted PrivaSys’s motion for leave to file the amended complaint. On December 5, 2007, Visa U.S.A. filed an answer to the amended complaint. The parties reached an agreement in principle to settle the dispute in December 2007. The amount of settlement is not material to the Company’s financial statements taken as a whole. In light of this agreement, on January 9, 2008 the court dismissed the case with prejudice, provided that the settlement is finalized within 90 days of the dismissal.

Every Penny Counts, Inc.—Prepaid Cards

On July 17, 2007, Every Penny Counts, Inc. filed a complaint in the U.S. District Court for the Middle District of Florida against Visa U.S.A., MasterCard and American Express for infringement of four of its patents. Plaintiff amended its complaint on September 27, 2007 to add Green Dot Corp. as a party and to add a fifth patent to its suit. The Complaint now alleges that the defendants’ “open” prepaid card products infringe U.S. Patent No. 5,621,640 (“Automatic Philanthropic Contribution System”). U.S. Patent No. 6,112,191 ( “Method and System to Create and Distribute Excess Funds from Consumer Spending Transactions”). U.S. Patent No. 6,088,682 (“Funds Distribution System Connected with Point of Sale Transactions”), U.S. Patent No. 6,876,971 (“Funds Distribution System Connected with Point of Sale Transaction”) and U.S. Patent No. 7,171,370 (“Funds Distribution System Connected with Point of Sale Transactions”). Visa U.S.A. filed a Motion to Dismiss, or in the Alternative for a More Definite Statement, based on the plaintiff’s failure to identify which products or services offered by Visa U.S.A. purportedly infringe which of the plaintiff’s patents on October 12, 2007. The court denied the motion on October 29, 2007. On November 13, 2007, Visa U.S.A. filed its answer and counterclaims alleging that Visa does not infringe the plaintiff’s patents, that the plaintiff’s patents are invalid, and that the plaintiff’s patents are unenforceable to prosecution laches and inequitable conduct. The court issued an order on December 13, 2007 setting procedural deadlines for the claim construction and scheduling a Markman hearing in May 2008.

ITEM 2. Management’s Discussion and Analysis of Historical and Pro Forma Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any underlying assumptions are forward-looking statements.

By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from these forward-looking statements as a result of a variety of factors, including all the risks discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 21, 2007 [and in Part II, Item 1A—”Risk Factors” in this report]. You are cautioned not to place undue reliance on such statements, which speak only at the date of this report. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries on a historical and pro forma basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with Visa Inc.’s unaudited consolidated financial statements and related notes included elsewhere in this report.

Visa operates the world’s largest retail electronic payments network and manages the world’s most recognized global financial services brand. We provide financial institutions with platforms that encompass consumer credit, debit, prepaid and commercial payments. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation will continue to yield significant growth opportunities in the electronic payments industry. We will continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment solutions to benefit our existing customers and to position Visa to serve more and different constituencies.

In order to respond to industry dynamics and enhance Visa’s ability to compete, Visa consummated a reorganization in October 2007 in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc., a Delaware stock corporation. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned by its member financial institutions and entered into a set of contractual arrangements with Visa Inc. in connection with the reorganization. In the reorganization, we issued different classes and series of shares reflecting the different rights and obligations of Visa financial institution members and Visa Europe based on the geographic region in which they are located.

There is no historical combined statement of operations of Visa Inc. prior to October 1, 2007, because Visa Inc. did not have any operations prior to the reorganization. In order to provide insight into our operating results and trends affecting our business, this management’s discussion and analysis of our operating results includes a comparison of the results of operations for the three months ended December 31, 2007 to the pro forma results of operations for the three months ended December 31, 2006, as if the reorganization had occurred on October 1, 2006. This information is derived from our unaudited consolidated financial statements and presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” See Note 3—The Reorganization to the unaudited consolidated financial statements of Visa Inc. for the three months ended December 31, 2007. Additionally, operating results for the three months ended December 31, 2007 are compared to historical operating results of Visa Inc.’s accounting acquirer, Visa U.S.A., for the three months ended December 31, 2006.

Our unaudited operating revenues increased 27% to $1,488 million for the three months ended December 31, 2007 from pro forma operating revenues of $1,173 million for the three months ended December 31, 2006. Growth in operating revenues outside the United States accounted for 62% of this increase. Operating revenues in the United States increased $0.1 billion, or 15%, to $0.9 billion during the three months ended December 31, 2007 compared to pro forma operating revenues for the prior year comparable period. Operating revenues outside the United States increased $0.2 billion, or 52%, to $0.6 billion during the same period. Operating revenues outside the United States for the three months ended December 31, 2007, and pro forma operating revenues for the same prior year period represented 38% and 32% of our total operating revenues, respectively. A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel. Revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency.

We believe that payments volume, which is the basis for card service fees revenue, and transactions, which drive data processing revenue, are key drivers of our business. We estimate that approximately 80% of Visa Inc. pro forma fiscal 2007 global payments volume was generated under multi-year arrangements with our customers. Payments volume increased 16% to $623 billion during the three months ended September 30, 2007, with double-digit growth across all product categories. Growth outside the United States was 25%, accounting for 57% of our overall payments volume growth, reflecting in part the impact of the weaker U.S. dollar during the three months ended December 31, 2007 versus the prior year comparable period. Transactions processed increased by 1.1 billion, or 13%, to 9.1 billion during the three months ended December 31, 2007 from 8.0 billion in the prior year comparable period. Growth in transactions processed in the United States accounted for 0.9 billion or 81% of the growth in transactions processed.

Growth in operating revenues exceeded growth in payments and transactions volumes reflecting the continued impact of new service fees and changes in pricing for various services in regions outside the United States as those regions transition to a business model seeking to increase profitability. While we believe that these pricing changes will generate ongoing benefits, we do not believe that the rate of growth in operating revenues during the three months ended December 31, 2007 is representative of sustainable future revenue growth because it includes the impacts of the new service fees introduced in the second half of fiscal 2007. We expect future price increases to correlate more closely with innovations in our product line and improvements in our service model. In addition, new and renewed volume and support incentive agreements executed late in the first quarter of fiscal 2008 are expected to increase volume and support incentives significantly during the second fiscal quarter.

Our business is affected by overall economic conditions and consumer spending patterns. We expect that the impacts of the softening housing market, declining mortgage credit quality, and recent economic trends in the United States will moderate our rate of growth during the remainder of fiscal 2008.

Operating income as a percentage of operating revenue, or operating margin, was 46% for the three months ended December 31, 2007 compared to pro forma operating margin of 34% for the prior year comparable period reflecting the combined impacts of strong revenue growth discussed above and modest 3% growth in operating expenses. We do not believe that this operating margin is representative of sustainable future performance due to the factors discussed above in this overview.

The Reorganization

The reorganization will impact our business, results of operations and financial condition in future periods in a number of significant ways:

•

Charges. Certain charges directly connected to the reorganization will affect our results of operations in future periods. These charges will include charges related to workforce consolidation due to elimination of overlapping functions and to certain professional fees related to enhancing our systems and infrastructure to support the global organization. We incurred charges related to severance and other termination benefits of $27 million during the three months ended December 31, 2007. We are evaluating various alternatives for achieving synergies in the global organization and expect to incur additional charges, which may be significant, during the remainder of fiscal 2008 and in early fiscal 2009. During the remainder of fiscal 2008 we also expect to incur charges related to equity compensation to be granted in connection with our proposed initial public offering.

•

Commercial relationship with Visa Europe. We will not directly operate in the Visa Europe region, which covers the European Union, Iceland, Israel, Liechtenstein, Monaco, Norway, San Marino, Switzerland, Turkey and Vatican City, along with other countries specified in our agreement with Visa Europe, and any other jurisdiction that becomes a full member state of the European Union in the future. Our relationship with Visa Europe is governed by a framework agreement providing for exclusive, perpetual, non-transferable trademark and technology licenses within Visa Europe’s field of use and the provision of certain bilateral services. This agreement is designed to ensure that Visa’s business and processing infrastructures will be both efficient and interoperable on a global basis. This agreement also gives Visa Europe broad rights to operate the Visa business in its region. We will have limited ability to control Visa Europe’s operations and will have limited recourse in the event of a breach of the framework agreement by Visa Europe.

•

Visa Europe put option. We have granted Visa Europe the option to cause the sale of Visa Europe to us. We will record any changes in the fair value of this option in our statements of operations. Changes in the value of the put option will result in fluctuations in our reported net income. The exercise of the Visa Europe put option would also result in a significant liquidity event.

•

Income taxes. The State of California, where Visa U.S.A. and Visa International are headquartered, historically has not taxed a substantial portion of the reported income of these companies on the basis that both operate on a cooperative or mutual basis and are therefore eligible for a special deduction. As taxpayers eligible for the special deduction, Visa U.S.A. and Visa International are generally only subject to California taxation on interest and investment income. Therefore, the majority of each company’s income has not historically been taxed in California. As a result of our proposed initial public offering and consequent ownership by parties other than our financial institution customers, we will no longer be eligible to claim the special deduction. Had ineligibility for the special deduction been reflected at the beginning of the three months ended December 31, 2007, our income tax expense reflected on our consolidated statements of operations would increase and net income would decrease by approximately $10 million, increasing our effective tax rate to 39% from 38%. Additionally, upon completion of the initial public offering, we expect to realize a significant non-recurring tax benefit related to the remeasurement of our deferred taxes. We are evaluating our overall global corporate tax structure as a newly formed global company and are considering various tax alternatives and strategies to assist in managing our overall effective tax rates in the future.

•

One time state tax benefit. Following the completion of the proposed offering, our earnings for the second fiscal quarter of 2008 are expected to increase by approximately $100 million as a result of a one-time tax benefit due to a change in our state tax apportionment methodology.

Our retrospective responsibility plan is a central component of the reorganization and is designed to address potential liabilities arising from certain litigation that we refer to as the covered litigation. Our capital structure was designed to implement a key principle of the retrospective responsibility plan, which is that liability for the covered litigation would remain with the holders of our class B common stock, all of which are members of Visa U.S.A. As part of the plan, we intend to deposit certain of the proceeds from our proposed initial public offering in an escrow account from which settlements of, or judgments in, the covered litigation will be payable. After giving effect to the application of the proceeds of this offering, the conversion rate applicable to each share of class B common stock into class A common stock will be reduced. After the closing of the proposed offering, we may be directed by the litigation committee (a committee established pursuant to a litigation management agreement among Visa Inc., Visa International, Visa U.S.A. and the members of the committee, all of whom are affiliated with, or acting for, certain Visa U.S.A. members) to sell class A common stock to raise additional funds to be used for such purpose, in which case the conversion rate will further adjust so that each share of class B common stock converts into fewer shares of class A common stock.

Results of Operations

Operating Revenues and Expenses

Operating Revenues

Our operating revenues consist of gross operating revenues reduced by payments made to customers and merchants under volume and support incentive arrangements. Gross operating revenues consist of service fees, data processing fees, international transaction fees and other revenues. Our operating revenues are based upon aggregate payments volume reported by our customers or transactional information accumulated by our transaction processing systems. Our operating revenues are primarily generated from fees calculated on the payments volume of activity on Visa-branded cards, which we refer to as service fees, and from the fees charged for providing transaction processing, which we refer to as data processing fees. Pricing varies among our different geographies and may be modified on a customer-by-customer basis through volume and support incentive arrangements. Service fees and data processing fees together represented 70% of our gross operating revenues for the three months ended December 31, 2007 and 73% of our pro forma gross operating revenues for the three months ended December 31, 2006.

We do not earn revenues from, or bear credit risk with respect to, interest and fees paid by cardholders on Visa-branded cards. Our issuing customers have the responsibility for issuing cards and determining interest rates and fees paid by cardholders, and most other competitive card features. Nor do we earn revenues from the fees that merchants are charged for card acceptance, including the merchant discount rate. Our acquiring customers, which are generally responsible for soliciting merchants, establish and earn these fees.

A significant portion of our operating revenues is concentrated among our largest customers. Our five largest customers represented approximately $324 million, or 22%, of our operating revenues for the three months ended December 31, 2007. In addition, our operating revenues from our largest customer, JPMorgan Chase, accounted for $106 million, or 7% of our operating revenues for the three months ended December 31, 2007.

The following sets forth the components of our operating revenues:

Service fees

Service fees reflect payments by customers for their participation in card programs carrying our brands. Service fees are primarily calculated on the payments volume of products carrying the Visa brand. We rely on our customers to report payments volume to us. Service fees in a given quarter are assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service fees reported with respect to the three months ended December 31, 2007 were based on payments volume reported by our customers for the three months ended September 30, 2007, and pro-forma service fees for the three months ended December 31, 2006 were based on payments volume reported by our customers for the three months ended September 30, 2006. These payments volumes do not include cash disbursements obtained with Visa-branded cards, balance transfers or convenience checks, which we refer to as cash volume.

Also included in service fees are acceptance fees, which are used to support merchant acceptance and ongoing volume growth initiatives. Two new acceptance fees were introduced in April 2007, which apply to U.S. consumer debit payments volume and U.S. consumer credit and commercial payments volume. These fees supersede previously existing issuer programs.

Data processing fees

Data processing fees consist of fees charged to customers for providing transaction processing and other payment services, including processing services provided under our bilateral services agreement with Visa Europe. Data processing fees are based on information we accumulate from VisaNet, our proprietary, secure, centralized, global processing platform, which provides transaction processing services linking issuers and acquirers. Data processing fees are recognized as revenues in the same period the related transaction occurs or services are rendered.

Data processing fees are primarily driven by the number, size and type of transactions processed and represent fees for processing transactions that facilitate the following services:

•	Authorization. Fees to route authorization requests to the issuer when a merchant, through its acquirer, requests approval of a cardholder’s transaction.

•	Clearing and settlement. Fees for determining and transferring transaction amounts due between acquirers and issuers.

•	Single Message System, or SMS, switching. Fees for use of the SMS for determining and transferring debit transaction amounts due between acquirers and issuers.

•	Member processing. Fees for use of the debit processing service, which provides processing and support for Visa debit products and services.

•	Processing guarantee. Fees charged for network operations and maintenance necessary for ongoing system availability.

•	Other products and services. Fees for miscellaneous services that facilitate transaction and information management among Visa members.

Volume and support incentives

Volume and support incentives are contracts with financial institution customers, merchants and other business partners for various programs designed to build payments volume, increase card issuance and product acceptance and increase Visa-branded transactions. These contracts, which range in term from one to 13 years, provide incentives based on payments volume growth or card issuance, or provide marketing and program support based on specific performance requirements. We provide cash and other incentives to certain customers in exchange for their commitment to generate certain payments volume using Visa-branded products for an agreed period of time.

Pricing varies among our different geographies and may be modified on a customer-by-customer basis through volume and support incentive arrangements. In this regard, volume and support incentives represent a form of price reduction to these customers. Accordingly, we record these arrangements as a reduction to operating revenues. Certain incentives are estimated based on projected performance criteria and may change when actual performance varies from projections, resulting in adjustments to volume and support incentives. Management regularly reviews volume and support incentives and estimates of performance. Estimated costs associated with these contracts are adjusted as appropriate to reflect payments volume performance and projections that are higher or lower than management’s original expectation or to reflect contract amendments.

International transaction fees

International transaction fees are assessed to customers on transactions where an issuer is domiciled in one country and a merchant is located in another country. International transaction fees are generally driven by cross-border payments volume, which include the settlement of single currency transactions and currency exchange activities in connection with the settlement of multi-currency transactions. International transaction fees are influenced in large part by levels of travel and the extent to which Visa-branded products are utilized for travel purposes. These fees are recognized as revenues in the same period the related transactions occur or services are performed.

Other revenues

Other revenues consist primarily of optional service or product enhancements, such as extended cardholder protection and concierge services, cardholder services and fees for licensing and certification. Other revenues also include licensing and other service related fees from Visa Europe under the framework agreement entered into as part of the reorganization. Other revenues are recognized in the same period the related transactions occur or services are rendered.

Operating Expenses

Our operating expenses consist of: personnel; network, electronic data processing (EDP) and communications; advertising, marketing and promotion; professional and consulting fees; administrative and other; and litigation provision.

Personnel

Personnel expense consists of salaries, incentives and various fringe benefits.

Network, EDP and communications

Network, EDP and communications represent expenses for the operation of our electronic payments network, including maintenance, depreciation and fees for other data processing services.

Advertising, marketing and promotion

Advertising, marketing and promotion include expenses associated with advertising and marketing programs, sponsorships, promotions and other related incentives to promote the Visa brand. In connection with certain sponsorship agreements, we have an obligation to spend certain minimum amounts for advertising and marketing promotion over the terms of the agreements.

Professional and consulting fees

Professional and consulting fees consist of fees for consulting, contractors, legal and other professional services. Legal costs for third party services provided in connection with ongoing legal matters are expensed as incurred.

Administrative and other

Administrative and other primarily consist of facilities’ costs and other corporate and overhead expenses in support of our business, such as travel expenses.

Litigation provision

Litigation provision is an estimate of litigation expense and is based on management’s understanding of our litigation profile, the specifics of the case, advice of counsel to the extent appropriate, and management’s best estimate of incurred loss at the balance sheet dates. In accordance with SFAS No. 5, “Accounting for Contingencies,” management records a charge to income for an estimated loss if such loss is probable and reasonably estimable. We will continue to review the litigation accrual and, if necessary, future adjustments to the accrual will be made.

Other Income (Expense)

Other income (expense) primarily consists of interest expense, investment income, net and other non-operating income.

Interest expense

Interest expense primarily includes accretion associated with litigation settlements to be paid over periods longer than one year and interest incurred on outstanding debt.

Investment income, net

Investment income, net represents returns on our fixed-income securities and other investments.

Visa Inc. Three Months Ended December 31, 2007 compared to Visa Inc. Pro Forma Results for the Three Months Ended December 31, 2006

Operating Revenues

Operating revenues were $1,488 million for the three months ended December 31, 2007 and pro forma operating revenues were $1,173 million for the three months ended December 31, 2006, reflecting an increase of $315 million, or 27%. The increase in operating revenues reflects increases in global payments volume, which increased 16% in the three months ended September 30, 2007, compared to the prior year comparable period. Transactions processed increased by 13% during the first quarter of fiscal 2008 compared to the prior year comparable period. Revenue growth was also impacted by increases in the monetary value and the number of cross-border transactions in the three months ended December 31, 2007 compared to the prior year comparable period.

Growth in our operating revenues exceeded growth in payments and transactions volumes due to newly introduced service fees in April 2007 and changes in pricing for various services outside the United States since December 31, 2006 as the regions outside the United States transitioned to a business model seeking to increase profitability. The new service fees and pricing modifications collectively increased our operating revenues by 15% during the three months ended December 31, 2007. While we believe that these pricing changes will generate ongoing benefits, we do not believe that this rate of growth is representative of sustainable future revenue growth because it includes the new service fees introduced in the second half of fiscal 2007. We expect future price increases to correlate more closely with innovations in our product line and improvements in our service model.

The following table presents our operating revenues for the three months ended December 31, 2007 compared to the pro forma three months ended December 31, 2006.

	Three Months Ended December 31,		2007 vs. 2006
	2007	Pro forma 2006	$ Change	% Change
	(in millions, except percentages)
Service fees	$732	$577	$155	27%
Data processing fees	492	377	115	31
Volume and support incentives	(250)	(136)	(114)	84
International transaction fees	381	247	134	54
Other revenues	133	108	25	23

Total Operating Revenues	$1,488	$1,173	$315	27%

Service fees

Payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume, is the basis for service fees. Payments volume increased $85 billion, or 16%, to $623 billion for the three months ended September 30, 2007 compared to the prior year comparable period. The growth in service fees outpaced the growth in underlying payments volume during the three months ended December 31, 2007 due primarily to two new acceptance fees introduced in April 2007 to support merchant acceptance and volume growth initiatives, which superseded previously existing arrangements with issuers, and increases in certain service fee pricing in different regions. Collectively, the new fees and increases in pricing increased service fees by $70 million, or 12%.

Data processing fees

The increase in data processing fees reflects 13% growth in the number of transactions processed during the three months ended December 31, 2007 compared to the aggregate number of transactions for the three months ended December 31, 2006. Transactions processed were 9.0 billion during the three months ended December 31, 2007 compared to 8.0 billion in prior year comparable period. Data processing fees outpaced the growth in underlying transaction volumes due to various pricing modifications both inside and outside the United States which collectively increased data processing revenues by $55 million, or 15%. The remainder of the increase primarily reflects increases in revenues from new product offerings.

Volume and support incentives

Volume and support incentives increased significantly in the first quarter of fiscal 2008 compared to the prior year comparable period due to incremental new agreements assumed since the prior year comparable quarter, the absence of significant performance adjustments which reduced volume and support agreements in the prior year, and increases in volume and support incentives due to higher payments and transaction volumes:

•

Incremental new contracts entered into since December 31, 2006 increased volume and support incentives by $29 million or 21%. We expect this trend to continue in the second fiscal quarter. Volume and support incentives are expected to increase significantly in the second quarter due to new and renewed agreements entered into late in the quarter ended December 31, 2007 and due to a charge related to a specific provision of a customer agreement which was triggered in January, 2008.

•

As anticipated, volume and support incentives increased due to obligations assumed upon retirement of certain issuer programs in 2007. This increase represented $46 million or 34% of the growth in volume and support incentives.

•

We recorded significant downward adjustments of $38 million to volume and support incentives in the first quarter of the prior fiscal year, reflecting the impact of lower revised estimates of performance under these agreements as the rate of payments volume growth softened and due to a customer’s lack of performance on a bonus target. As reflected below, performance adjustments recorded in the quarter ended December 31, 2007 were $10 million. The year-to-year difference in performance adjustments recorded during the three months ended December 31, 2007 compared to the prior year comparable period resulted in an increase in volume and support incentives of $28 million or 21%.

•	The remainder of the increase primarily reflects growth in volume and support incentives due to higher payments and transaction volume.

The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to contracts, or new contracts.

The net liability of volume and support incentives changed as follows:

Fiscal 2008
(in millions)
Beginning balance at October 1, 2007, net liability(1)	$(87)
Provision
Current year provision	(261)
Performance adjustments(2)	10
Contractual amendments(3)	1

Subtotal volume and support incentives	(250)

Payments	269

Ending balance at December 31, 2007, net liability(4)	$(68)

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives of Visa Inc. at October 1, 2007.
(2)	Amount represents adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.
(3)	Amount represents adjustments resulting from amendments to existing contractual terms.
(4)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented in the consolidated balance sheet of Visa Inc. at December 31, 2007.

International transaction fees

The increase in international transaction fees was primarily driven by single currency and multi-currency payments volume, which increased $14 billion, or 27%, during the three months ended December 31, 2007 compared to the pro forma amounts for the three months ended December 31, 2006 reflecting more cross-border transactions and the continued expansion in the use of electronic payments for travel purposes as overall global travel has increased. The increase in international transaction fees outpaced the increase in single currency and multi-currency payments volume primarily due to modifications to pricing structures for these transactions outside the United States, which increased international transaction fees by $40 million, or 16%, during the three months ended December 31, 2007 compared to the pro forma amounts for the three months ended December 31, 2006. The remainder of the increase is attributable to the growth in foreign exchange trading revenues as multi-currency volumes increased and to increases in the amount of differential between foreign and domestic interchange rates.

Other revenues

The increase in other revenues was primarily driven by an increase of $13 million, or 12%, in fees related to the Visa Extras loyalty platform in which enrolled Visa cardholders earn reward points toward qualifying purchases. Revenues associated with Visa Extras would be expected to increase over time as payment volumes associated with enrolled payments products increase. Visa earns revenues from its financial service institution customers for administrative and rewards fulfillment services performed in support of the Visa Extras platform. The remainder of the increase in other revenues primarily reflects additional revenues related to fees for bulletins issued to financial institution customers identifying unusual card usage and various other services.

Operating Expenses

Operating expenses increased by $22 million, or 3%, during the three months ended December 31, 2007 compared to pro forma operating expenses for the three months ended December 31, 2006. The change primarily reflects increases in personnel and network, EDP and communications expense during the period.

The following table sets forth the components of our operating expenses for the three months ended December 31, 2007 compared to our operating expenses on a pro forma basis for the three months ended December 31, 2006.

	Three Months Ended December 31,		2007 vs. 2006
	2007	Pro Forma 2006	$ Change	% Change
	(in millions, except percentages)
Personnel	$283	$273	10	4%
Network, EDP and communications	133	118	15	13%
Advertising, marketing and promotion	210	205	5	2%
Professional and consulting fees	98	101	(3)	(3)%
Administrative and other	78	81	(3)	(4)%
Litigation provision	—	2	(2)	NM

Total Operating Expenses	$802	$780	$22	3%

Personnel

The modest growth in personnel expense of 4% or $10 million reflects the offsetting impacts of severance and other charges incurred during the quarter related to workforce consolidation and elimination of overlapping functions and reductions of expense due to changes to our defined pension benefit plan effective in fiscal 2008 and reduced headcount compared to the prior year comparable period. During the first quarter of fiscal 2008 we incurred $27 million in severance and other charges related to workforce consolidation. We are evaluating various alternatives for achieving synergies in the global organization and expect to incur additional charges, which may be significant, during the remainder of fiscal 2008 and in early fiscal 2009. Charges incurred related to workforce consolidation were offset by a reduction of $10 million in pension expense due to conversion of our defined benefit pension plan to a cash-balance plan in fiscal 2008. Personnel costs were further reduced by a 3% reduction in headcount since December 31, 2006 primarily due to the out-sourcing of certain data processing and development support functions during fiscal 2007. During the remainder of fiscal 2008 we expect to incur charges related to equity compensation to be granted in connection with our proposed initial public offering.

Network, EDP and communications

The increase in network, EDP and communications expense during the three months ended December 31, 2007 compared to pro forma network, EDP and communications expense during the three months ended December 31, 2006 was primarily due to the following:

•	a $7 million increase in fees paid for debit processing services for charges related to processing transactions through non-Visa networks; and

•	a $6 million increase in maintenance, equipment rental and other costs.

Fees for data processing services related to processing transactions through non-Visa networks would be expected to grow over time as the worldwide migration from paper-based to electronic payments continues. Maintenance and equipment rental costs may continue to increase over time as we continue to evaluate out-sourcing alternatives for certain support functions.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the three months ended December 31, 2007 compared to our other income (expense) on a pro forma basis for the three months ended December 31, 2006.

	Three Months Ended December 31,		2007 vs. 2006
	2007	Pro Forma 2006	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(45)	$(23)	$(22)	96%
Investment income, net	41	40	1	3%
Other	1	—	1	NM

Total Other Income (Expense)	$(3)	$17	$(20)	(118)%

Interest expense

The increase in interest expense during the three months ended December 31, 2007 compared to pro forma interest expense during the three months ended December 31, 2006 was primarily due to interest accretion attributed to the American Express Settlement. See Note 23—Legal Matters to the Visa Inc. consolidated financial statements for the three months ended December 31, 2007.

Income Taxes

Visa Inc.’s effective tax rate is a combination of federal and state statutory rates and certain required adjustments to taxable income. The effective tax rate decreased to 38% during the three months ended December 31, 2007 from the pro forma 39% in the comparable period ended December 31, 2006. The decrease in the effective tax rate in the first quarter of fiscal 2008 is due to a decrease in non-deductible expenditures incurred in connection with various strategic organizational matters.

The components impacting the effective tax rate are:

	For the Three Months Ended December 31,
	2007		Pro Forma 2006
	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
Income before income taxes	$683		$410

U.S. federal statutory tax	239	35%	142	35%
State tax effect, net of federal benefit	11	2%	7	1%
Non-U.S.	3	—%	3	1%
Other	6	1%	9	2%

Income Tax Expense	$259	38%	$161	39%

California Special Deduction

The statement of operations for the three months ended December 31, 2007 and the pro forma statement of operations for the three months ended December 31, 2006 reflect our continuing eligibility to claim the special deduction afforded to companies that operate on a cooperative or mutual basis under California Revenue and Taxation Code §24405, or the special deduction. The State of California, where Visa U.S.A. and Visa International are headquartered, historically has not taxed a substantial portion of the reported income of these companies on the basis that both operate on a cooperative or mutual basis and are therefore eligible for a special deduction. As taxpayers eligible for the special deduction, Visa U.S.A. and Visa International are generally only subject to California taxation on interest and investment income. Therefore, the majority of each company’s income has not historically been taxed in California. As a result of this offering and the consequent ownership by parties other than our financial institution customers, we will no longer be eligible to claim the special deduction. Had ineligibility for the special deduction been reflected at the beginning of the three months ended December 31, 2007 our income tax expense would increase and net income would decrease by $10 million for the three months ended December 31, 2007. Had ineligibility for the special deduction been reflected at the beginning of the three months ended December 31, 2006, our pro forma income tax expense would increase and pro forma net income would decrease by approximately $9 million for the three months ended December 31, 2006.

Franchise Tax Board (“FTB”) Examination

We are currently negotiating a resolution of certain state audit issues raised by the FTB with their settlement division. These audit issues are in an advanced stage in the settlement process, the most significant of which include the eligibility to claim certain items as special deductions, apportionment computation and research and development credits taken. We believe that it is reasonably possible that the unrecognized tax benefits related to these significant state audit issues could decrease (whether by settlement, release or a combination of both) in the next 12 months by as much as $62 million.

Visa Inc. Three Months Ended December 31, 2007 compared to Visa U.S.A. Three Months Ended December 31, 2006

The following discussion of results of operations compares Visa Inc. consolidated results for the three months ended December 31, 2007 to Visa U.S.A. results for the three months ended December 31, 2006. Visa U.S.A. was deemed the accounting acquirer in the reorganization that took place on October 1, 2007 and therefore Visa U.S.A. results are the historical predecessor for Visa Inc.

Operating Revenues

Operating revenues were $1,488 million for the three months ended December 31, 2007 compared to $845 million for the three months ended December 31, 2006, reflecting an increase of $643 million, or 76%. The increase in operating revenues primarily reflects the inclusion of $565 million of operating revenues from other regions upon the reorganization on October 1, 2007 offset by the absence of data processing and other revenues previously earned from Visa International and Visa Canada.

The following table compares our operating revenues for the three months ended December 31, 2007 with those of Visa U.S.A. for the three months ended December 31, 2006.

	Three Months Ended December 31,		2007 vs. 2006
	2007	2006	$ Change	% Change
	(in millions, except percentages)
Service fees	$732	$451	$281	62%
Data processing fees	492	331	161	49
Volume and support incentives	(250)	(97)	(153)	158
International transaction fees	381	106	275	259
Other revenues	133	54	79	146

Total Operating Revenues	$1,488	$845	$643	76%

Service fees

The increase in service fees is primarily driven by the inclusion of service fees from acquired regions upon the reorganization on October 1, 2007, which represent $195 million, or 43%, of the increase. An additional increase of $50 million, or 11%, is attributable to new acceptance fees introduced in April 2007. The remainder of the increase primarily reflects U.S. payments volume growth of 11%.

Data processing fees

The increase in data processing fees is primarily due to the inclusion of data processing fees from acquired regions upon the reorganization on October 1, 2007, which represent $108 million of the increase, or 33%. Growth in data processing fees in the United States contributed to $73 million of the increase, or 22%, reflecting the combined impacts of new fraud product offerings, debit processing pricing increases, and 13% growth in transaction counts. These increases are offset by the absence of $21 million data processing revenues previously earned from Visa International regions and Visa Canada. Upon the reorganization, Visa U.S.A., Visa International, and Visa Canada became direct or indirect subsidiaries of Visa Inc.

Volume and support incentives

Volume and support incentives increased $56 million or 58% due to inclusion of volume and support incentives from the acquired regions upon the reorganization on October 1, 2007. As anticipated, volume and support incentives increased due to obligations assumed upon retirement of certain issuer programs in 2007. This increase represented $46 million or 47% of the growth in volume and support incentives. New contracts entered into after December 31, 2006 increased volume and support incentives by $29 million or 30%. Finally, during the first quarter of fiscal 2007, volume and support incentives were reduced by $38 million in performance adjustments due to the impact of lower revised estimates of performance under these agreements as the rate of payments volume growth softened in the United States, and due to a customer’s lack of performance on a bonus target. The year-to-year difference in performance adjustments recorded during the three months ended December 31, 2007 compared to the three months ended December 31, 2006 resulted in an increase in volume and support incentives of $28 million or 29%. The remainder of the increase primarily reflects growth in volume and support incentives due to higher payments and transaction volume.

The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to contracts, or new contracts. The second quarter of fiscal 2008 will also include a charge in volume and support incentives related to a specific provision of a customer agreement which was triggered in January 2008.

International transaction fees

International transaction fees increased $248 million or 234% due to inclusion of international transaction fees of acquired regions upon the reorganization on October 1, 2007. The remainder of the increase is attributable to growth in multi-currency payments volume in the United States reflecting more cross-border transactions and continued expansion in the use of electronic payments for travel purposes as overall global travel has increased.

Other revenues

The increase in other revenues reflects inclusion of other revenues from acquired regions upon the reorganization on October 1, 2007, representing $52 million of the increase, or 96%. License fees earned under the framework agreement with Visa Europe, which became effective at the time of the reorganization, represented $44 million, or 81% of the increase. These increases were offset by the absence of $30 million in project revenues previously earned for services provided to Visa International regions and Visa Canada. The remainder of the increase in other revenues is primarily due to increases in revenues related to the Visa Extras loyalty platform described above.

Operating Expenses

Operating expenses increased $266 million, or 50%, during the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The change in operating expense is primarily due to operating expenses from the acquired regions.

The following table sets forth the components of our operating expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

	Three Months Ended December 31,		2007 vs. 2006
	2007	2006	$ Change	% Change
	(in millions, except percentages)
Personnel	$283	$171	112	65%
Network, EDP and communications	133	81	52	64%
Advertising, marketing and promotion	210	114	96	84%
Visa International fees	—	43	(43)	NM
Professional and consulting fees	98	71	27	38%
Administrative and other	78	54	24	44%
Litigation provision	—	2	(2)	NM

Total Operating Expenses	$802	$536	$266	50%

Personnel

The increase in personnel expense was primarily due to:

•	$105 million in personnel expense attributed to the acquired regions; and

•	$27 million in severance charges related to workforce consolidation due to the elimination of overlapping functions directly connected to the reorganization.

These increases were offset by reductions in personnel expense due to changes in our defined benefit pension plan and reductions in employee base since the prior year comparable period.

Network, EDP and communications

The increase in network, EDP and communications expense was primarily due to $39 million in network, EDP and communications expense attributed to the acquired regions. The remainder of the increase reflects higher fees paid for debit processing services for charges related to processing transactions through non-Visa networks and higher software maintenance and hardware rental expense. Fees for data processing services related to processing transactions through non-Visa networks would be expected to grow over time as the worldwide migration from paper-based to electronic payments continues. Maintenance and equipment rental costs may continue to increase over time as we continue to evaluate out-sourcing alternatives for certain support functions.

Advertising, marketing and promotion

The increase in advertising, marketing and promotion primarily reflects $87 million in advertising, marketing and promotion expense attributed to the acquired regions and $9 million of additional promotional expenses related to the Visa Extras rewards program.

Visa International Fees

Visa International fees ceased as a result of the reorganization, as Visa U.S.A. and Visa International are both direct subsidiaries of Visa Inc.

Professional and Consulting Fees

The increase in professional and consulting fees primarily reflects $22 million in professional and consulting expense attributed to the acquired regions.

Administrative and Other

The increase in administrative and other expense primarily reflects $53 million of expense attributed to the acquired entities, offset by the absence of $15 million in facilities expense paid to the real estate joint ventures owned by Visa U.S.A. and Visa International which were consolidated following the reorganization.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the three months ended December 31, 2007 compared to Visa U.S.A.’s other income (expense) for the three months ended December 31, 2006.

	Three Months Ended December 31,		2007 vs. 2006
	2007	2006	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(45)	$(20)	$(25)	125%
Investment income, net	41	22	19	86%
Other	1	12	(11)	(92)%

Total Other Income(Expense)	$(3)	$14	$(17)	(121)%

Interest expense

The increase in interest expense was primarily due to interest accretion attributed to the American Express Settlement. See Note 23—Legal Matters to the Visa Inc. consolidated financial statements for the three months ended December 31, 2007.

Investment income, net

The increase in investment income, net was primarily driven by investment income of $16 million from the acquired regions. The remaining increase is due to a shift in strategy in our investment portfolio from tax exempt municipal securities to money market investments that currently yield a higher rate of return.

Other Non-Operating Income

The decrease in other non-operating income is primarily due to the absence of equity in earnings of Visa International which was acquired in the reorganization.

Income Taxes

Visa Inc.’s effective tax rate is a combination of federal and state statutory rates and certain required adjustments to taxable income.

The components impacting the effective tax rate are:

	Three Months Ended December 31,
	2007		2006
	(in millions, except percentages)
		%		%
Income before income taxes	$683		$323

U.S. federal statutory tax	239	35%	113	35%
State tax effect, net of federal benefit	11	2%	5	2%
Non-U.S.	3	0%	—	—%
Other	6	1%	1	—%

Income Tax Expense	$259	38%	$119	37%

Liquidity and Capital Resources

Our Management of Our Liquidity

Prior to our reorganization, Visa U.S.A., Visa International and Visa Canada each managed their own short-term and long-term liquidity needs. With the completion of the reorganization we are now able to manage our corporate finance and treasury functions on an integrated basis.

Our treasury policies provide management with the guidelines and authority to manage liquidity risk in a manner consistent with corporate objectives. The objectives of these treasury policies are to service the payments of principal and interest on outstanding debt, to provide adequate liquidity to cover operating expenditures and liquidity contingency scenarios, to ensure timely completion of payments settlement activities, to ensure payment of required litigation settlement payments and to optimize income earned within acceptable risk parameters.

Based on our cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months. However, our ability to maintain liquidity could be adversely affected by several factors described under “Risk Factors.” Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance and other relevant circumstances.

The following table sets forth summarized data for the consolidated balance sheet of Visa Inc. at December 31, 2007 reflecting its financial condition:

December 31, 2007
(in millions unaudited)
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,698
Short-term investments securities, available-for-sale	729
Total current assets	5,813
Long-term investments securities, available-for-sale	380
Total current liabilities	5,179
Current portion of long-term debt	75
Long-term debt	40
Current portion of accrued litigation obligation	2,325
Long-term portion of accrued litigation obligation	1,395
Total stockholders’ equity	16,716
Working capital	634

Cash Flow Data

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended December 31, 2007:

For the three months ended December 31, 2007
(in millions)
Total cash provided by (used in):
Operating activities	$182
Investing activities	1,251
Financing activities	(10)

Increase in cash and cash equivalents	$1,423

Operating Activities

Cash provided by operating activities for the three months ended December 31, 2007 was $182 million. This amount was lower than income provided by operations primarily due to:

•

Use of cash of $199 million reflecting seasonally high multi-currency settlement transactions which require additional time to settle compared to domestic transactions. As is typical during the holiday season and given the proximity of the calendar year end to a weekend, the company carried a higher level of multi-currency transactions in its net settlement balances. This use of cash represents the net of the increases in settlement receivable and increases in settlement payable during the three months ended December 31, 2007 and

•	Use of cash reflecting annual compensation benefit payments reflected as a reduction of $166 million in accrued compensation.

These uses of cash were offset by taxes payable on income provided by operations, depreciation, amortization, accretion of litigation obligation and other non-cash items.

Cash provided by investing activities was $1,251 million for the three months ended December 31, 2007. Cash flows from investing activities primarily reflect $1,002 million of cash acquired through the reorganization and net cash proceeds from the sales and maturities of investment securities of $475 million due to a shift in investments from debt securities to shorter-term cash equivalents, which offer more favorable yields. In addition, we purchased property, equipment and technology of $71 million primarily related to the new data center under construction on the east coast. In addition, cash provided by investing activities reflects a reduction of cash of $160 million related to temporary classification under prepaid and other current assets of our pro-rata share of underlying securities in a money market fund that is being closed by its financial institution. When we take custody of the securities during the second fiscal quarter, the securities will be classified as investments available-for-sale on our consolidated balance sheets. See Note 7 – Prepaid and Other Current Assets.

Cash used in financing activities was $10 million for the three months ended December 31, 2007 reflecting routine debt payments during the quarter.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, a fixed income investment portfolio comprised of highly rated debt instruments, cash flow from operating activities and access to various borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term available-for-sale investment securities, or long-term available-for-sale investment securities based on our estimates of when those funds will be required. At December 31, 2007, our total liquid assets, consisting of cash, cash equivalents, and short- and long-term available-for-sale investment securities were $2.8 billion. Further sources of liquidity include net proceeds from our proposed initial public offering.

Revolving credit facilities. We maintain certain unsecured revolving credit facilities providing for borrowings of up to $2.25 billion in order to provide liquidity in the event of settlement failures by our customers, to back up the commercial paper program discussed below and for general corporate purposes. The participating lenders in these revolving credit facilities include certain customers or affiliates. There were no borrowings under these revolving credit facilities during the three months ended December 31, 2007. These facilities contain certain financial covenant requirements associated with maintaining minimum levels of accumulated net income and a maximum level of debt and events of default customary for financings of this type. We were in compliance with all covenants with respect to these facilities at October 1, 2007.

Of the $2.25 billion of credit facilities referenced above, a $300 million facility was scheduled to expire on October 7, 2007 and the remaining two facilities, totaling $1.95 billion, were scheduled to expire on November 19, 2007. On November 15, 2007, Visa International entered into a new, single $2.25 billion 364-day revolving credit facility which replaced the three previously-mentioned credit facilities. The November 2007 agreement, which matures in November 2008, will allow Visa International to substitute Visa Inc. as the borrower under this facility and contains covenants and events of default customary for facilities of this type. Loans under the revolving credit facility may be in the form of base rate loans, which will bear interest at a rate equal to the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, or in the form of eurocurrency loans, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus a margin of between 0.16% and 0.22%, based on Visa International’s credit rating.

U.S. commercial paper programs. We maintain a $500 million U.S. commercial paper program, which provides for the issuance of unsecured debt with maturities up to 270 days from the date of issuance at interest rates generally extended to companies with comparable credit ratings. The commercial paper program is our primary source of short-term borrowed funds, and commercial paper is issued to cover short-term cash needs during peak settlement periods. At December 31, 2007, we had no obligations outstanding under this program. There are no financial covenants related to this program.

Medium-term note program. We have established a medium-term note program authorizing the issuance of a maximum $250 million of unsecured, private placement notes. The notes may be issued with maturities from nine months to 30 years at fixed or floating interest rates. At December 31, 2007, we had notes outstanding in an aggregate amount of $40 million, which mature in August 2009 and have a fixed interest rate of 7.53%. Interest expense on the outstanding notes during the three months ended December 31, 2007 was less than $1 million. There are no financial covenants related to this program.

Uses of Liquidity

Payments settlement requirements. Payments settlement due from and due to issuing and acquiring customers represents our most consistent liquidity requirement, arising primarily from the payments settlement of certain credit and debit transactions and the timing of payments settlement between financial institution customers with settlement currencies other than the U.S. dollar. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain a liquidity position sufficient to enable uninterrupted daily net settlement. Typically, the highest seasonal liquidity demand is experienced in December and early January during the holiday shopping season. During the three months ended December 31, 2007, we funded average daily net settlement receivable balances of $158 million, with the highest daily balance being $244 million.

Litigation. Visa U.S.A. and Visa International are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the covered litigation. We have a retrospective responsibility plan to address settlements and judgments arising from the covered litigation. As part of the plan, we intend to deposit a portion of the proceeds from our proposed initial public offering into an escrow account from which settlements of, or judgments in, the covered litigation will be payable. The amount deposited in the escrow account will cause the conversion ratio of class B shares to shares of class A common stock to decline. After the closing of this offering, we may be directed by the litigation committee to conduct additional sales of class A common stock in order to increase the escrow amount, in which case the conversion rate of the class B common stock will be subject to an additional dilutive adjustment to the extent of the net proceeds from those sales.

Together with Visa U.S.A. and Visa International, we entered into an agreement with American Express that became effective on November 9, 2007 to settle litigation, American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al, that had been pending since 2004. The settlement ended all current litigation between American Express and Visa U.S.A. and Visa International, as well as the related litigation between American Express and five co-defendant banks. Under the settlement agreement, American Express will receive maximum payments of $2.25 billion, including up to $2.07 billion from us and $185 million from the five co-defendant banks. An initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from us and $185 million from the five co-defendant banks. Beginning March 31, 2008, we will pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. See Note 23—Legal Matters.

SFAS No. 5, “Accounting for Contingencies,” requires an accrual by a charge to income for an estimated loss if such a loss is probable and reasonably estimable. Management’s determination of the appropriate loss accrual is made in light of all relevant factors.

Visa U.S.A. recorded litigation expense in its fiscal 2007 financial statements equal to the present value of the estimated total payments it will be required to make to American Express, discounted at 4.72%, of $1.9 billion. We expect to record interest expense to the extent of the remaining obligation of $139 million from October 1, 2007 through December 31, 2011. We intend to use the escrow account to fund payments in connection with the settlement agreement. During the three months ended December 31, 2007, we recorded $23 million of interest expense related to this settlement.

Judgments and settlements in litigation other than covered litigation could give rise to future liquidity needs. For example, in connection with our retailers’ litigation settlement in fiscal 2003, we are required to make annual settlement payments of $200 million through fiscal 2012.

Redemption of class B and class C common stock. We intend to use a portion of the net proceeds of the proposed offering to redeem class B common stock and class C (series I) common stock promptly following the closing of the proposed offering. In October 2008, we intend to redeem (1) all of the class C (series II) common stock at an aggregate redemption price of $1.146 billion as adjusted for dividends and other adjustments, and a portion of the shares of class C (series III) common stock at a price equivalent on a per share basis to the price per share of class A common stock in this offering less underwriting discounts and commissions.

Visa Europe put-call option agreement. We have granted Visa Europe a put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time after the first anniversary of this offering. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to our common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. Upon exercise of the put option, we will be obligated, subject only to regulatory approvals and other limited conditions, to pay the purchase price within 285 days in cash or, at our option, with a combination of cash and shares of our publicly tradable common stock. The portion of the purchase price we will be able to pay in stock will initially be limited based upon the redemption of shares of class C (series I) common stock and will be reduced to the extent of any further redemptions of, or exceptions made by the directors to the transfer restrictions applicable to, the class C (series I) common stock. We must pay the purchase price in cash if the settlement of the put option occurs more than three years after the completion of this offering.

We will incur a substantial financial obligation if Visa Europe exercises the put option, and we may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment, which would be due 285 days after exercise. At December 31, 2007, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at December 31, 2007, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The amount of that potential obligation could vary dramatically based on, among other things, the 12 month projected sustainable net operating income of Visa Europe, the allocation of cost synergies, the trading price of our class A common stock, and our 12-month forward price-to-earnings multiple, in each case, as determined at the time the put option is exercised. We are not currently able to estimate the amount of this obligation due to the nature and number of factors involved and the range of important assumptions that would be required. However, depending upon Visa Europe’s level of sustainable profitability and/or our 12-month forward price-to-earnings multiple at the time of any exercise of the option, the amount of this obligation could be several billion dollars or more. See Note 4—Visa Europe.

Capital expenditures. We are building a new data center on the east coast of the United States at an estimated cost of $397 million. In fiscal 2007, we completed the purchase of a parcel of land and commenced construction, which is expected to continue through fiscal 2010. Upon completion, we will migrate our current east coast data center to this new facility. The new data center is intended to support our technology objectives related to reliability, scalability, security and innovation. At December 31, 2007, we had incurred total costs of $71 million related to the new data center. We have remaining committed obligations of $158 million, of which $143 million is expected to be paid in fiscal 2008. The remaining $168 million of uncommitted estimated costs is expected to be paid in fiscal 2009 and 2010. We will continue to make ongoing investments in technology and our payments system infrastructure, some of which we treat as capital expenditures. We also expect to complete the purchase of transportation assets totaling $56 million in fiscal 2008.

Other uses of liquidity. In addition to the principal uses of liquidity described above, we are also required to make interest and principal payments under our outstanding indebtedness. Our total outstanding principal balance of debt at December 31, 2007, net of unamortized issuance costs, was $115 million.

Certain charges directly connected to the reorganization will affect our results of operations in future periods. These charges, which may be significant, will include charges during fiscal 2008 related to workforce consolidation due to elimination of overlapping functions and professional fees related to enhancing our systems and infrastructure to support the global organization. We expect to fund these activities with existing liquid assets and projected operating cash flows.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of guarantees. Visa Inc. has no off-balance sheet debt, other than operating leases and purchase order commitments entered into in the ordinary course of business as discussed below and reflected in our contractual obligations table.

Guarantees

Under the bylaws of Visa U.S.A. and Visa International, and through separate membership agreements with the individual financial institution customers, these entities indemnify issuing and acquiring customers for settlement losses suffered by reason of the failure of any other issuing and acquiring customer to honor drafts, travelers cheques, or other instruments processed in accordance with their operating regulations. This indemnification is unlimited and is the result of the difference in timing between the date of a payment transaction and the date of subsequent settlement. To manage the settlement risk under this indemnification and the resulting risk to all financial institution customers, a formalized set of credit standards is used to review financial institution customers. To reduce potential losses related to settlement risk, Visa Inc. requires certain financial institution customers to post collateral that may include cash equivalents, securities, letters of credit or guarantees in order to ensure their performance of settlement obligations. Our estimated settlement exposure, after consideration of customer collateral obtained, amounted to approximately $29.3 billion at December 31, 2007. The exposure to settlement losses not covered by customer collateral is accounted for as a settlement risk guarantee. The fair value of the settlement risk guarantee is estimated and recorded in our consolidated balance sheet. See Note 13—Settlement Guarantee Management to the unaudited consolidated financial statements of Visa Inc. for the three months ended December 31, 2007. The fair value of the settlement risk guarantee was under $1 million at December 31, 2007.

Upon the closing of this offering, our financial institution customers will no longer indemnify Visa for settlement obligations other than their own settlement obligations and those of certain other participants in the system sponsored by the financial institution customer.

In October 2001, Visa International entered into a 20-year lease agreement for premises to be occupied by the EU region and Visa CEMEA. On July 1, 2004, upon the incorporation of the EU region as VESI, a wholly owned subsidiary of Visa Europe, the entire lease was assigned to VESI with Visa International acting as a guarantor to the landlord as required by United Kingdom property law under the existing lease. In the event of a default by VESI, Visa International is obligated to make lease payments. The base rent commitment is £7.5 million each year or $15.0 million in U.S. dollars (based on the December 31, 2007 exchange rate). VESI has agreed to reimburse Visa International for any liabilities that may arise under Visa International’s guarantee to the landlord. Since the inception of this arrangement, Visa International has not made any payments under this guarantee. The estimated fair value of this guarantee was under $1 million at December 31, 2007.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on-and off-balance sheet transactions that represent a material expected or contractually committed future obligations at December 31, 2007. We believe that we will be able to fund these obligations through cash generated from operations, our existing cash balances, proceeds from the proposed initial public offering, and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase obligations(1)	$734	$34	$5	$3	$776
Operating leases(2)	23	47	25	39	134
Equipment, software and other(2)	18	25	2	—	45
Capital leases(3)	3	—	—	—	3
Volume and support incentives(4)	837	1,834	1,299	699	4,669
Marketing and sponsorships(5)	123	167	105	54	449
Litigation payments(6)	1,565	980	750	—	3,295
Redemption of class C (series II) common stock(7)	1,146	—	—	—	1,146
Debt(8)	76	40	—	—	116
Interest on debt(8)	7	3	—	—	10

Total	$4,532	$3,130	$2,186	$795	$10,643

(1)	Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased and fixed, minimum or variable price provisions, and the approximate timing of the transaction.
(2)	Visa Inc. leases certain premises such as its data centers, certain regional offices, equipment and software under non-cancelable operating leases with varying expiration dates.
(3)	Visa Inc. entered into a capital lease for certain computer equipment in fiscal 2005. Visa Inc. is financing the acquisition of the underlying assets through the leases and accordingly they are recorded on the consolidated balance sheet of Visa Inc.
(4)	Visa Inc. generally has non-cancelable agreements with financial institutions and merchants for various programs designed to build sales volume and increase payment product acceptance. These agreements, which range in term from one to 13 years, provide card issuance, marketing and program support based on specific performance requirements. Payments under these agreements will be offset by revenues earned from higher payments and transaction volumes in connection with these agreements. These amounts are estimates and could change based on customer performance.
(5)	Visa Inc. is a party to contractual sponsorship agreements ranging from less than one year to 8 years. These contracts are designed to help us increase Visa-branded cards and volumes. Over the life of these contracts, Visa is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa has an obligation to spend certain minimum amounts for advertising and marketing promotion over the contract terms.

(6)	Represents amounts due in accordance with settlement agreements in the Retailers’ Litigation, American Express, and other litigation settlements.
(7)	In October 2008, we intend to redeem all of the class C (series II) common stock for an aggregate redemption price of $1.146 billion (subject to reduction for dividends and other adjustments) and we are required to redeem shares of class C (series III) common stock based on the midpoint of the range set forth on the cover of this prospectus equivalent on a per share basis to the price per share of class A common stock in this offering, less underwriting discounts and commissions. The amount of the redemption of class C (series III) shares will be determined in conjunction with our proposed initial public offering. As we do not yet know the per share price of the proposed offering or the number of shares Class C (series III) to be redeemed, the amount of this commitment, while expected to be material, has been omitted from this table.
(8)	Represents payments on medium-term notes, series B senior secured notes, and series B secured notes. See Note 11—Debt.

See Note 11—Debt, Note 21—Commitments and Contingencies, and Note 23—Legal Matters to the consolidated balance sheet of Visa Inc. at December 31, 2007.

Related Parties

During the three months ended December 31, 2007, a significant portion of Visa Inc.’s operating revenues were generated from one customer. Operating revenues from this customer were approximately $106 million, or 7%, of our operating revenues for the three months ended December 31, 2007. No customer accounted for 10% or more of Visa Inc.’s total operating revenues during this period. The loss of this customer could adversely impact Visa Inc.’s operating revenues and operating income going forward. This customer also has an officer who serves on the Company’s board of directors, and has an ownership interest of greater than 10% of our voting common stock. See Note 22—Related Parties to the Visa Inc. unaudited consolidated financial statements for the three months ended December 31, 2007.

In November 2007, we obtained commitments subject to customary conditions for a single $2.25 billion credit facility that refinanced our previously existing credit facilities with a single 364-day credit facility maturing in November 2008. The participating lenders in this revolving credit facility include certain of our customers and owners or affiliates of our customers and owners. There were no amounts outstanding at December 31, 2007 under this facility. See “—Liquidity and Capital Resources.”

Critical Accounting Estimates

Visa Inc.’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires management to make judgments, assumptions, and estimates that affect the amounts reported. Note 2—Summary of Significant Accounting Policies to the unaudited consolidated financial statements of Visa Inc. at December 31, 2007 describes the significant accounting policies and methods used in the preparation of our unaudited consolidated financial statements. We have established policies and control procedures to seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. The following is a brief description of our current accounting policies involving significant management judgment.

We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
Revenue Recognition—Volume and Support Incentives

We enter into incentive agreements with financial institution customers, merchants and other business partners to build payments volume and increase product acceptance. Certain volume and support incentives are based on performance targets and are accrued based upon estimates of future performance. Other incentives are fixed payments and are deferred and amortized over the period of benefit.	Volume and support incentives require significant management estimates. Estimation of volume and support incentives relies on forecasts of payments volume, estimates of card issuance and conversion. Performance is estimated using financial institution customer reported information, transactional information accumulated from our systems, historical information and discussions with our customers.	If our customers’ actual performance or recoverable cash flows are not consistent with our estimates, volume and support incentives may be materially different than initially recorded. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable and is recorded as a reduction of revenue. For the three months ended December 31, 2007 performance adjustments to volume and support agreements were approximately 0.7% of our operating revenues.
Fair Value—EU Put Option

We have granted Visa Europe a put option under which Visa Inc. is required to purchase all of the share capital of Visa Europe from its members at any time after the first anniversary of this offering. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to our common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. We determined the fair value of the put option using probability weighted models designed to estimate our liability assuming various possible exercise decisions that Visa Europe could make, including the	The determination of the fair value of the put option requires significant estimates and assumptions. The most significant of these estimates are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the 12-month forward price-to-earnings multiple applicable to our common stock and that applicable to Visa Europe on a stand alone basis at the time of exercise, which we refer to as the P/E differential.	In the determination of the fair value of the put option at December 31, 2007, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the put option. An increase of one in the assumed P/E differential would have resulted in an increase of approximately $71 million in the value of the put option.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

possibility it will never exercise its option, under different economic conditions in the future. Using this approach, the estimated fair value is approximately $346 million at December 31, 2007 and is included in other liabilities to the Visa Inc. consolidated balance sheet at December 31, 2007.

While this amount represents the fair value of the put option at December 31, 2007, it does not represent the actual purchase price that we may be required to pay if the option was exercised, which would likely be significantly in excess of this amount.

Settlement Risk Guarantee

Subject to our bylaws and operating regulations, we indemnify issuing and acquiring financial institution customers for settlement losses suffered by reason of the failure of any other financial institution customers to honor credit and debit drafts, travelers cheques or other instruments processed in accordance with our operating regulations. The fair value of the associated settlement risk guarantee is based on estimates.

We estimate on a quarterly basis the value of the guarantee by applying the following formula:

Settlement Risk Guarantee = Total Exposure (both covered and uncovered) multiplied by Weighted Average Failure Probability multiplied by Loss upon Failure

Total exposure represents the average number of days to settle multiplied by the average daily transaction volume plus a safety margin of two days. Failure probability represents the probability of failure by individual financial institution customers based on assessed credit ratings. Loss upon failure represents the actual loss expected to be incurred in the event that a financial institution customer fails.

For the three months ended December 31, 2007, our internal estimates used in the above calculation were as follows:

Total Exposure = $30.4 billion

Weighted Average

Failure Probability = 0.58%

Loss upon Failure = 0.41%

The most critical assumption in estimating the settlement risk guarantee liability is loss upon failure. We establish this estimate using actual loss history for the previous ten-year period.

Our estimate of total exposure changes period to period as a result of movement in overall volume of settlement transactions. Estimates of the weighted average failure probability change as a result of changes in the assessment of the creditworthiness of our financial institution customers. Estimates of loss upon failure change based on our actual loss history in the preceding ten year period.

A 25% increase in any of the assumptions used in the calculation of the settlement risk guarantee will have an immaterial impact on the liability recorded. However if significant losses occur in the future under this guarantee the impact to the estimated loss upon failure assumption could result in an increase to the obligation under the settlement risk guarantee that could be material to the consolidated financial statements.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
Fair Value—Goodwill and Intangibles

The purchase method of accounting for business combinations and associated impairment accounting requires the use of significant estimates and assumptions. We are required to estimate the fair value and useful lives of assets acquired and liabilities assumed. We are required to assess assets acquired and goodwill for impairment subsequently.

Valuation of assets and liabilities assumed in business combinations, including goodwill and intangible assets require the use of management’s judgment. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital and an appropriate discount rate determined by our management. We believe that the assumptions made in this regard are comparable to those that market participants would use in making estimates of fair value. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Management’s assumptions do not reflect unanticipated events or circumstances that may occur.

Determining the expected life of an intangible asset requires considerable management judgment and is based on the evaluation of a number of factors, including the competitive environment, market share, customer history and macroeconomic factors. We determined that our brand and customer relationships intangible assets have indefinite lives, based on our significant market share, history of strong revenue and cash flow performance, and historical retention rates which we expect to continue for the foreseeable future.

Impairment testing for assets, other than goodwill, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets. Impairment testing for goodwill requires the company to assign assets and liabilities to reporting units along with estimating future cash flows for those reporting units based on assumptions of future events.

If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges. The carrying value of the goodwill and intangible assets was $20.0 billion, including $10.9 billion of indefinite lived intangible assets at December 31, 2007.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
Legal and Regulatory Matters

We are currently involved in various claims and legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time.

Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.

	We evaluate the likelihood of a potential loss from any claim or legal proceeding to which we or any of our subsidiaries is a party in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). We record a liability for claims and legal proceedings when a loss is considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. In determining our liability under SFAS 5 for covered litigation under the retrospective responsibility plan, we also evaluate the actions taken by the litigation committee including its decisions regarding the establishment and funding of the escrow account. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates.	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial condition and results of operations.

Income Taxes

In calculating its effective tax rate Visa Inc. makes judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

Visa Inc. has various tax filing positions, including with regard to the timing and amount of deductions and credits, the establishment of reserves for audit matters and the allocation of income among various tax jurisdictions.

The adoption of FASB interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” required us to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

Although Visa Inc. believes that its estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities, including our tax benefit of $787 million associated with the settlement of the American Express litigation and the recognition of a liability under the guidelines of SFAS No. 5 related to the Discover litigation and other matters. See Note 23—Legal Matters to the unaudited consolidated financial statements for the three months ended December 31, 2007. If

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded and we were unable to realize this benefit, it could have a material and adverse effect on our financial results and cash flows.

Seasonality

We do not expect to experience any pronounced seasonality in our business. No individual quarter of fiscal 2007 or fiscal 2006 accounted for more than 30% of annual pro forma revenues.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), “Fair Value Measurements” which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115.” SFAS No. 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and entities to provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have an effect our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss arising from changes in market factors such as foreign currency exchange rates, credit, interest rates and equity prices. We believe we are exposed to three significant market risks that could affect our business including: changes in foreign currency rates, interest rates and equity prices.

We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. Aggregate risk exposures are monitored on an ongoing basis, and cash and cash equivalents are not considered to be subject to significant interest rate risk due to the short period of time to maturity.

Foreign Currency Exchange Rate Risk

Our business is conducted globally. Although most of our activities are transacted in U.S. dollars, we are exposed to adverse movements in foreign currency exchange rates. Risks from foreign currency exchange rate fluctuations are related primarily to adverse changes in the dollar value of revenues that are derived from foreign currency-denominated transactions, and to adverse changes in the dollar value of payments in foreign currencies, primarily for costs and expenses at our non-U.S. locations.

These risks are managed by utilizing derivative foreign currency forward and option contracts, which we refer to as foreign currency contracts. Foreign currency contracts are primarily designated as hedges of operational cash flow exposures which result from changes in foreign currency exchange rates. At December 31, 2007, the currencies underlying the foreign currency contracts consisted of the British pound, the Mexican Peso, the Australian Dollar, the Japanese Yen, the Thai Baht and various other currencies. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.

At December 31, 2007, foreign currency contract positions consisted of agreements to purchase foreign currencies in exchange for U.S. dollars, at notional amounts totaling $346 million. Based on these December 31, 2007 foreign currency contract positions, the effect of a hypothetical 10% strengthening of the U.S. dollar is estimated to create an additional fair value gain of $16 million, while a hypothetical 10% weakening of the U.S. dollar is estimated to create an additional fair value loss of $12 million.

We are also subject to foreign currency exchange risk in daily settlement activities. This risk arises from the timing of rate setting for settlement with customers relative to the timing of market trades for balancing currency positions. The foreign currency exchange risk in settlement activities is limited through daily operating procedures, including the utilization of Visa settlement systems and Visa Inc.’s interaction with foreign exchange trading counterparties.

Interest Rate Risk

A significant portion of our investment portfolio assets are held in fixed-income securities. These assets are reflected as cash equivalents, short-term available-for-sale investments, and long-term available-for-sale investments. We do not consider our cash and cash equivalents to be subject to significant market risks from a fair value perspective, as amounts consist of liquid investments with original maturities or re-pricing characteristics of three months or less. Investments in fixed rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Because we have historically had the ability to hold short-term investments until maturity and the majority of our investments mature within one year of purchase, operating results or cash flows have not been, and are not expected to be, materially impacted by a sudden change in market interest rates.

The fair value balances of interest rate sensitive assets at December 31, 2007 include:

December 31, 2007
(in millions, except percentages)
Government-sponsored entities	890
Tax-exempt municipal bonds	8

Total	$898

Percentage of total assets	3%

We manage our exposure to interest rate risk by investing primarily in rate-adjustable, government-sponsored securities. Notwithstanding the efforts to manage interest rate risks, there can be no assurances that there will be adequate protection against the risks associated with interest rate fluctuations.

A hypothetical 100 basis point increase or decrease in interest rates would impact the fair value of the investment portfolio by approximately ($11) million or $8 million, respectively, at December 31, 2007.

We have various credit facilities to provide liquidity in the event of customer settlement failures and other operational needs. These credit facilities have variable rates which are applied to borrowings based on terms and conditions set forth in each agreement. There were no amounts outstanding at December 31, 2007 under these credit facilities.

We have fixed rate medium-term notes which are subject to interest rate risk. A hypothetical 100 basis point increase or decrease in rates would impact the fair value of these notes by $3 million at December 31, 2007.

We have a liability related to the Framework Agreement with Visa Europe which is recorded at fair market value at December 31, 2007. See “Material Contracts—The Framework Agreement.” In the future, we will be required to record any change in the fair value of the liability on a quarterly basis. The effect of a hypothetical 10% change in market value would have increased or decreased the liability by approximately $10 million at December 31, 2007.

Equity Price Risk

We own equity securities which are selected to offset obligations in connection with our long-term incentive and deferred compensation plans. Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations. Gains and losses experienced on these equity investments are recorded in net investment income on our consolidated statements of operations, and are offset by increases or reductions in personnel expense, respectively. The effect of a hypothetical 10% change in market value would have increased or decreased unrealized losses and personnel expense, respectively, by $16 million at December 31, 2007.

We have a liability related to the Put-Call Option with Visa Europe which is recorded at fair market value at December 31, 2007. See “Material Contracts—The Put-Call Option Agreement.” In the future, we will be required to record any change in the fair value of the put option on a quarterly basis. In the determination of the fair value of the put option at December 31, 2007, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the put option. An increase of one in the assumed P/E differential would have resulted in an increase of approximately $71 million in the value of the put option.

Pension Plan Assets Risk

Our total defined benefit pension plan assets were $69 million at September 30, 2007 (the last plan measurement date). Although these assets are not included in our financial statements, a material adverse decline in the value of pension plan assets could result in an increase to liability and a reduction to stockholders’ equity due to an increase in the unfunded status of a plan, an increase in pension expense due to a decline in the expected rate of return on plan assets, and an increase in required plan funding.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) of Visa Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, the disclosure controls and procedures of Visa Inc. were effective in alerting them, on a timely basis, to material information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting of Visa Inc. that occurred during first fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of our October 2007 reorganization, we are in the process of consolidating the internal control systems of Visa Inc., Visa U.S.A., Visa Canada and Visa International. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

Refer to Note 23 to the Consolidated Financial Statements included in this Form 10-Q for a description of our current legal proceedings.

ITEM 1A. Risk Factors

For a discussion of the Company’s risk factors, see our annual report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 21, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The list of exhibits required to be filed as exhibits to this report are listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 4, 2008	VISA INC.

	By:	/S/ JOSEPH W. SAUNDERS
	Name:	Joseph W. Saunders
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents
10.30	Settlement Agreement, dated November 7, 2007, by and among Visa Inc., Visa U.S.A., Visa International and American Express (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Visa Inc. Registration Statement on Form S-1 (333-1472976) filed on December 21, 2007)

10.31	364-Day Revolving Credit Agreement, dated as of November 15, 2007, by and among Visa International Service Association and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Visa Inc. Registration Statement on Form S-1 (333-1472976) filed on December 21, 2007)

31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002