Form 10-Q/A
period 2007-12-31
Visa Inc.
filed 2008-02-13
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Visa Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (the “Amendment”), to amend the Quarterly Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 4, 2008, (the “Original Quarterly Report”). The Company is filing this Amendment in response to comments received from the SEC. This Amendment only amends and restates the information in Items 1 and 2 of Part I of the Original Quarterly Report. In addition, this Amendment includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.1 as of the date of this filing. The remaining Items contained within this Amendment consist of all other Items originally contained in our Original Quarterly Report in the form filed with the SEC on February 4, 2008 and are included here for the reader’s convenience. Except as described above, no other changes have been made to the Original Quarterly Report. This Amendment does not reflect events occurring after the February 4, 2008 filing of our Original Quarterly Report in any way.

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

The Company primarily relied upon the analysis of comparable companies with similar industry, business model and financial profiles. This analysis considered a range of metrics including the forward multiples of revenue; earnings before interest, depreciation and amortization; and net income of comparable companies. Ultimately, the company determined that the forward net income multiple was the most appropriate measure to value the acquired regions and reflect anticipated changes in the Company’s financial profile prospectively. This multiple was applied to the corresponding forward net income of the acquired regions to calculate their value. The most comparable company identified was MasterCard, Inc. Therefore, the most significant input into this analysis was MasterCard’s forward net income multiple of 27 times net income.

The Company additionally performed discounted cash flow analyses for each region. This analysis considered the Company’s forecast by region and incorporated market participant assumptions for growth and profitability. The cash flows were discounted using rates ranging from 12-16%, reflecting returns for investments in private companies of a similar size and risk profile. Further, the analyses incorporated terminal values of 11-15 times EBITDA to ascribe value to periods beyond the Company’s forecast, consistent with recent payment processing, financial exchange and credit card precedent transactions.

Visa Inc. Common Stock Issued to Visa Europe

Visa Europe remained a separate entity owned and governed by its European member banks. Under the terms of the reorganization, Visa Europe exchanged its membership interest in Visa International and Inovant for a put-call option agreement, a framework agreement (as described below) and the following consideration:

•

An 8.1% ownership interest in the form of all outstanding class EU (series I) and class EU (series III) common stock. The class EU (series I) and class EU (series III) common stock participate equally and have the same rights as the class AP, class LAC, class CEMEA, and class Canada common stock, except that it does not participate in the true-up. Therefore, based on the fair value of the common stock issued to the acquired regions described above, the Company determined the fair value of this common stock to be approximately $3.1 billion at the measurement date.

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

Redemption

Class B Common Stock and Class C Common Stock Other than Class C (Series II) Common Stock

The Company is required to redeem a portion of the class B common stock and class C common stock (other than class C (series II) common stock) following the consummation of an initial public offering and the expiration (or, if earlier, the exercise in full) of the underwriters’ option to purchase additional shares, at a price per share equal to the net initial public offering price per share.

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

The following tables set forth transactions for the periods presented:

	U.S.A.			Rest of World			Visa Inc.
	3 months ended December 31, 2007	3 months ended December 31, 2006	% Change	3 months ended December 31, 2007	3 months ended December 31, 2006	% Change	3 months ended December 31, 2007	3 months ended December 31, 2006	% Change
	(in millions, except percentages)
Total Transactions(1)	7,611	6,745	13%	1,483	1,274	16%	9,094	8,019	13%

	U.S.A.			Rest of World			Visa Inc.
	12 months ended September 30, 2007	12 months ended September 30, 2006	% Change	12 months ended September 30, 2007	12 months ended September 30, 2006	% Change	12 months ended September 30, 2007	12 months ended September 30, 2006	% Change
	(in millions, except percentages)
Total Transactions(1)	27,546	24,808	11%	5,174	4,394	18%	32,720	29,202	12%

(1)	Represents transactions processed by our Visanet system during the periods presented. Transactions processed are the basis for data processing fees.

We believe that payments volume, which is the basis for card service fees revenue, and transactions, which drive data processing revenue, are key drivers of our business. We estimate that approximately 80% of Visa Inc. pro forma fiscal 2007 global payments volume was generated under multi-year arrangements with our customers. Payments volume increased 16% to $623 billion during the three months ended September 30, 2007, with double-digit growth across all product categories. Growth outside the United States was 25%, driven primarily by increased volumes in the Asia Pacific and Latin America and Caribbean geographies, accounting for 57% of our overall payments volume growth, reflecting in part the impact of the weaker U.S. dollar during the three months ended December 31, 2007 versus the prior year comparable period. Transactions processed increased by 1.1 billion, or 13%, to 9.1 billion during the three months ended December 31, 2007 from 8.0 billion in the prior year comparable period. Growth in transactions processed in the United States accounted for 0.9 billion or 81% of the growth in transactions processed.

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

Results of Operations

Operating Revenues and Expenses

Operating Revenues

Our operating revenues consist of gross operating revenues reduced by payments made to customers and merchants under volume and support incentive arrangements. Gross operating revenues consist of service fees, data processing fees, international transaction fees and other revenues. Our operating revenues are based upon aggregate payments volume reported by our customers or transactional information accumulated by our transaction processing systems. Our operating revenues are primarily generated from fees calculated on the payments volume of activity on Visa-branded cards, which we refer to as service fees, and from the fees charged for providing transaction processing, which we refer to as data processing fees. Historically, pricing has varied among our different geographies because geographies outside the United States had operated under an association business model and managed operations to a predetermined level of operating margin. In 2007, geographies outside the United States began the transition to a business model seeking to increase profitability and made competitive increases in their pricing structure. Competitive pricing changes were made in this regard during fiscal 2007 and we will continue to assess opportunities for competitive adjustments in pricing outside the United States as transition of the business model continues in fiscal 2008 and 2009. Pricing may be modified on a customer-by-customer basis through volume and support incentive arrangements. Service fees and data processing fees together represented 70% of our gross operating revenues for the three months ended December 31, 2007 and 73% of our pro forma gross operating revenues for the three months ended December 31, 2006.

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

Growth in our operating revenues exceeded growth in payments and transactions volumes due to newly introduced service fees in April 2007 and changes in pricing for various services outside the United States since December 31, 2006 as the regions outside the United States transitioned to a business model seeking to increase profitability. The new service fees and pricing modifications collectively increased our operating revenues by 15% during the three months ended December 31, 2007 and are discussed under relevant revenue categories below. Of the overall increase in operating revenue outside the United States, our Asia Pacific and Latin America and Caribbean geographies accounted for 39% and 30% of the total, respectively. While we believe that these pricing changes will generate ongoing benefits, we do not believe that this rate of growth is representative of sustainable future revenue growth because it includes the new service fees introduced in the second half of fiscal 2007. We expect future price increases to correlate more closely with innovations in our product line and improvements in our service model.

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

Service fees

Payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume, is the basis for service fees. Payments volume increased $85 billion, or 16%, to $623 billion for the three months ended September 30, 2007 compared to the prior year comparable period. The growth in service fees outpaced the growth in underlying payments volume during the three months ended December 31, 2007 due primarily to two new acceptance fees introduced in April 2007 to support merchant acceptance and volume growth initiatives, which superseded previously existing arrangements with issuers. The new acceptance fees increased service fee revenue by $50 million or 9% compared to the prior year comparable period. In addition, competitive pricing increases outside the United States, accounted for $20 million or 3% of the growth in service fees compared to the prior year comparable period as our businesses outside the United States transitioned to a business model seeking to increase profitability. Of the overall increase in service fees outside the United States our Asia Pacific and Latin America and Caribbean geographies accounted for 47% and 48% of the total, respectively. While we believe these changes will generate ongoing benefits, we do not believe that the rate of growth in service fees during the three months ended December 31, 2007 is representative of sustainable future revenue growth because it includes the impacts of these new fees and changes in pricing.

Data processing fees

The increase in data processing fees reflects 13% growth in the number of transactions processed during the three months ended December 31, 2007 compared to the aggregate number of transactions for the three months ended December 31, 2006. Transactions processed were 9.1 billion during the three months ended December 31,

2007 compared to 8.0 billion in prior year comparable period. Data processing fees outpaced the growth in underlying transaction volumes due to various pricing modifications both inside and outside the United States which collectively increased data processing revenues by $55 million, or 15%. In the United States, data processing fees increased $23 million or 6% due to competitive price increases related to the Interlink network. The pricing increases outside the United States took place after the first quarter of fiscal 2006 as our businesses outside the United States transitioned to a business model seeking to increase profitability. Pricing increases outside the United States accounted for $20 million or 5% of the growth in data processing fees. Of the overall increase in data processing fees outside the United States, our Asia Pacific and Latin America and Caribbean geographies accounted for 73% and 15% of the total, respectively. While we believe these pricing changes will generate ongoing benefits, we do not believe that the rate of growth in data processing fees during the three months ended December 31, 2007 is representative of sustainable future revenue growth because it includes the impacts of these changes in pricing. The remainder of the increase primarily reflects increases in revenues from a new fraud product offering in the United States.

Volume and support incentives

Volume and support incentives increased significantly in the first quarter of fiscal 2008 compared to the prior year comparable period due to incremental new agreements assumed since the prior year comparable quarter, the absence of significant performance adjustments which reduced volume and support agreements in the prior year, and increases in volume and support incentives due to higher payments and transaction volumes:

•

Incremental new contracts entered into primarily in the United States since December 31, 2006 increased volume and support incentives by $29 million or 21%. We expect this trend to continue in the second fiscal quarter. Volume and support incentives are expected to increase significantly in the second quarter due to new and renewed agreements entered into late in the quarter ended December 31, 2007 and due to a charge related to a specific provision of a customer agreement which was triggered in January, 2008.

•

As anticipated, volume and support incentives increased due to obligations assumed upon retirement of certain issuer programs in 2007. This increase represented $46 million or 34% of the growth in volume and support incentives.

•

We recorded significant downward adjustments in the United States of $38 million to volume and support incentives in the first quarter of the prior fiscal year, reflecting the impact of lower revised estimates of performance under these agreements as the rate of payments volume growth softened and due to a customer’s lack of performance on a bonus target. As reflected below, performance adjustments recorded in the quarter ended December 31, 2007 were $10 million. The year-to-year difference in performance adjustments recorded during the three months ended December 31, 2007 compared to the prior year comparable period resulted in an increase in volume and support incentives of $28 million or 21%.

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

International transaction fees

The increase in international transaction fees was primarily driven by single currency and multi-currency payments volume, which increased $14 billion, or 27%, during the three months ended December 31, 2007 compared to the pro forma amounts for the three months ended December 31, 2006 reflecting more cross-border transactions and the continued expansion in the use of electronic payments for travel purposes as overall global travel has increased. The increase in international transaction fees outpaced the increase in single currency and multi-currency payments volume primarily due to modifications to pricing structures for these transactions outside the United States, which increased international transaction fees by $40 million, or 16%, during the three months ended December 31, 2007 compared to the pro forma amounts for the three months ended December 31, 2006. The pricing increases outside the United States took place in all geographies after the first quarter of fiscal 2006 as our businesses outside the United States transitioned to a business model seeking to increase profitability. While we believe these pricing changes will generate ongoing benefits, we do not believe that the rate of growth in international transaction fees during the three months ended December 31, 2007 is representative of sustainable future revenue growth because it includes the impacts of these changes in pricing. The remainder of the increase is attributable to the growth in foreign exchange trading revenues as multi-currency volumes increased and to increases in the amount of differential between foreign and domestic interchange rates.

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

Data processing fees

The increase in data processing fees is primarily due to the inclusion of data processing fees from acquired regions upon the reorganization on October 1, 2007, which represent $108 million of the increase, or 33%. Growth in data processing fees in the United States increased $73 million, or 22% primarily reflecting the combined impacts of 13% growth in transaction counts, competitive pricing increases related to the Interlink Network of $23 million, or 7%, and new data processing fees related to new fraud product offerings, of $8 million or 2%. These increases are offset by the absence of $21 million data processing revenues previously earned from Visa International regions and Visa Canada. Upon the reorganization, Visa U.S.A., Visa International, and Visa Canada became direct or indirect subsidiaries of Visa Inc.

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

International transaction fees

International transaction fees increased $248 million or 234% due to inclusion of international transaction fees of acquired regions upon the reorganization on October 1, 2007. The remainder of the increase is attributable to growth in multi-currency payments volume in the United States which increased by 23% reflecting more cross-border transactions and continued expansion in the use of electronic payments for travel purposes as overall global travel has increased.

Other revenues

The increase in other revenues reflects inclusion of other revenues from acquired regions upon the reorganization on October 1, 2007, representing $52 million of the increase, or 96%. License fees earned under the framework agreement with Visa Europe, which became effective at the time of the reorganization, represented $44 million, or 81% of the increase. These increases were offset by the absence of $30 million in project revenues previously earned for services provided to Visa International regions and Visa Canada. The remainder of the increase in other revenues is primarily due to an increase of $13 million in fees related to the

Visa Extras loyalty platform in which enrolled Visa cardholders earn reward points toward qualifying purchases. Revenues associated with Visa Extras would be expected to increase over time as payment volumes associated with enrolled payments products increase. Visa earns revenues from its financial service institution customers for administrative and rewards fulfillment services performed in support of the Visa Extras platform.

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

Redemption of class B and class C common stock. We intend to use a portion of the net proceeds of the proposed offering to redeem class B common stock and class C (series I) common stock promptly following the completion of the proposed offering and the expiration (or, if earlier, the exercise in full) of the underwriters’ option to purchase additional shares. In October 2008, we intend to redeem (1) all of the class C (series II) common stock at an aggregate redemption price of $1.146 billion as adjusted for dividends and other adjustments, and a portion of the shares of class C (series III) common stock at a price equivalent on a per share basis to the price per share of class A common stock in this offering less underwriting discounts and commissions.

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

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
Revenue Recognition—Volume and Support Incentives

We enter into incentive agreements with financial institution customers, merchants and other business partners to build payments volume and increase product acceptance. Certain volume and support incentives are based on performance targets and are accrued based upon estimates of future performance. Other incentives are fixed payments and are deferred and amortized over the period of benefit.	Volume and support incentives require significant management estimates. Estimation of volume and support incentives relies on forecasts of payments volume, estimates of card issuance and conversion. Performance is estimated using financial institution customer reported information, transactional information accumulated from our systems, historical information and discussions with our customers.	If our customers’ actual performance or recoverable cash flows are not consistent with our estimates, volume and support incentives may be materially different than initially recorded. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable and is recorded as a reduction of revenue. For the three months ended December 31, 2007 performance adjustments to volume and support agreements were approximately 0.7% of our operating revenues.
Fair Value—EU Put Option

We have granted Visa Europe a put option under which Visa Inc. is required to purchase all of the share capital of Visa Europe from its members at any time after the first anniversary of this offering. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to our common stock at	The determination of the fair value of the put option requires significant estimates and assumptions. The most significant of these estimates are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the 12-month forward price-to-earnings multiple applicable to our common stock and that applicable to Visa Europe on a stand alone basis at the time of exercise, which we refer to as the P/E differential.	In the determination of the fair value of the put option at December 31, 2007, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. We determined the fair value of the put option using probability weighted models designed to estimate our liability assuming various possible exercise decisions that Visa Europe could make, including the possibility it will never exercise its option, under different economic conditions in the future. Using this approach, the estimated fair value is approximately $346 million at December 31, 2007 and is included in other liabilities to the Visa Inc. consolidated balance sheet at December 31, 2007.

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

A 25% increase in any of the assumptions used in the calculation of the settlement risk guarantee will have an immaterial impact on the

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

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

Valuation of assets and liabilities assumed in business combinations, including goodwill and intangible assets require the use of management’s judgment. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future reflecting pricing, volume, and expense levels, the appropriate weighted average cost of capital and an appropriate discount rate determined by our management. We believe that the assumptions made in this regard are comparable to those a market participant would use in making similar estimates of fair value. In arriving at this assertion, pricing levels applied were substantiated through the examination of rates prevalent in the marketplace. Projected volumes obtainable by a market participant were assumed to be substantially the same as that achievable by the Company as those market participants would benefit from the same customer relationships and economic environment. Expense levels were analyzed based on existing cost structures and anticipated synergies upon combination. It was determined that a market participant with the capability to purchase the acquired businesses would also have the resources and expertise to centralize and manage

If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges. The carrying value of the goodwill and intangible assets was $20.0 billion, including $10.9 billion of indefinite lived intangible assets at December 31, 2007.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

operations to achieve comparable anticipated cost savings. Therefore, all identified synergies were deemed to be available to a market participant. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Management’s assumptions do not reflect unanticipated events or circumstances that may occur.

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

Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.

	We evaluate the likelihood of a potential loss from any claim or legal proceeding to which we or any of our subsidiaries is a party in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). We record a liability for claims and legal proceedings when a loss is considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required in both the determination of probability and the	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial condition and results of operations.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
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

Pension Plan Assets Risk

Our total defined benefit pension plan assets were $673 million at September 30, 2007 (the last plan measurement date). Although these assets are not included in our financial statements, a material adverse decline in the value of pension plan assets could result in an increase to liability and a reduction to stockholders’ equity due to an increase in the unfunded status of a plan, an increase in pension expense due to a decline in the expected rate of return on plan assets, and an increase in required plan funding.

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

Date: February 13, 2008	VISA INC.

	By:	/S/ JOSEPH W. SAUNDERS
	Name:	Joseph W. Saunders
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents
10.30	Settlement Agreement, dated November 7, 2007, by and among Visa Inc., Visa U.S.A., Visa International and American Express (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Visa Inc. Registration Statement on Form S-1 (333-1472976) filed on December 21, 2007)

10.31	364-Day Revolving Credit Agreement, dated as of November 15, 2007, by and among Visa International Service Association and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Visa Inc. Registration Statement on Form S-1 (333-1472976) filed on December 21, 2007)

31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002