Form 10-K/A
period 2007-09-30
Visa Inc.
filed 2008-02-25
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents incorporated by reference:    NONE

EXPLANATORY NOTE

Visa Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“Amendment No. 2”), to amend the Annual Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2007, (the “Original Annual Report”). The Company is filing Amendment No. 2 in response to comments received from the SEC. Amendment No. 2 only amends and restates the information in Item 13 of Part III and Item 15 of Part IV, as permitted by the rules and regulations of the SEC.

Except as described above, no other changes have been made to the Original Annual Report. Amendment No. 2 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, Amendment No. 2 should be read in conjunction with the Original Annual Report and Amendment No. 1 to the Original Annual Report which was originally filed on February 4, 2008.

PART III

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

JPMorgan Chase Bank, National Association and Bank of America, National Association

JPMorgan Chase Bank, National Association and Visa U.S.A. entered into a master agreement, effective at January 1, 2005 and amended and supplemented March 31, 2005, pursuant to which JPMorgan Chase agreed, among other things, to issue Visa-branded credit and debit cards in exchange for certain pricing terms, payments and other incentives. Visa U.S.A. and its affiliates provide, among other things, authorization, processing, settlement, account support, advertising and promotional services to JPMorgan Chase. Operating revenues recognized as a result of fees paid, net of incentives, from JPMorgan Chase and its affiliates were $345 million, $408 million and $454 million in fiscal 2005, 2006 and 2007, respectively.

Bank of America, National Association and Visa U.S.A. entered into a partnership agreement effective at January 1, 2006 and amended June 22, 2007, pursuant to which Bank of America agreed on behalf of itself and certain of its affiliates, among other things, to issue Visa-branded credit and debit cards in exchange for certain pricing terms, payments and other incentives. Visa U.S.A. and its affiliates provide, among other things, authorization, processing, settlement, account support, advertising and promotional services to Bank of America. Operating revenues recognized as a result of fees paid, net of incentives, from Bank of America and its affiliates, were $224 million, $250 million and $384 million in fiscal 2005, 2006 and 2007, respectively.

JPMorgan Chase and Bank of America are our largest customers globally, and each generates more than twice the issuing volume of our next largest customer. The terms we provide to JPMorgan Chase and Bank of America, including pricing terms, payments and other incentives, are substantially similar in structure and value to the terms provided to our other customers, whether or not affiliated with us, except to the extent such terms are adjusted based on customer size. Due to their relative customer size and contribution to our revenue, JPMorgan Chase and Bank of America generally receive terms which, in the aggregate, are more favorable than the terms afforded to our other customers that produce less revenue for us. Specific terms include:

•

Standard Pricing Rates with Volume Tiers. JPMorgan Chase and Bank of America are subject to the same standard pricing rates that apply to all Visa U.S.A. customers. Our standard pricing is tiered and rates decrease as a customer generates greater volume.

•

Pricing Discounts for Participation in Our U.S. Partnership Program. Over 450 Visa U.S.A. customers meet the eligibility requirements of our U.S. partnership program and receive additional tiered pricing discounts applied to our standard pricing. Both JPMorgan and Bank of America meet the requirements of the U.S. partnership program and receive the corresponding discounts.

•

Additional Incentives. Additional incentives are cash payments and other incentives that we offer to selected customers, typically our larger customers, in exchange for their commitment to generate certain payments volume using Visa-branded products for an agreed period of time. The total value of these incentives varies and is primarily based on the size of the customer. The incentives provided to each of JPMorgan Chase and Bank of America were negotiated on an arms-length basis and are individually tailored to mutually-agreed upon objectives and include fixed incentives, volume-based incentives, growth based incentives and conversion support.

Over the past three fiscal years the aggregate amount of financial incentives provided to JPMorgan Chase and Bank of America has been larger than those afforded to other customers that produce less revenue for us.

Consistent with most of our larger customer relationships, our relationships with JPMorgan Chase and Bank of America in certain circumstances may be terminated on relatively short notice.

Further, JPMorgan Chase and Bank of America are each party to Visa International’s 364-day revolving credit facility that was entered into in November 2007. Charles W. Scharf, a member of our board of directors, is the Chief Executive Officer of Retail Financial Services, JPMorgan Chase.

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

VISA INC.

By:	/S/ JOSEPH W. SAUNDERS
Name:	Joseph W. Saunders
Title:	Chief Executive Officer
Date:	February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH W. SAUNDERS Joseph W. Saunders	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 25, 2008

/S/ BYRON H. POLLITT Byron H. Pollitt	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2008

* Hani Al-Qadi	Director	February 25, 2008

* Thomas Campbell	Director	February 25, 2008

* Gary Coughlan	Director	February 25, 2008

* Mary B. Cranston	Director	February 25, 2008

* Charles T. Doyle	Director	February 25, 2008

* Francisco Javier Fernandez-Carbajal	Director	February 25, 2008

* Peter Hawkins	Director	February 25, 2008

* Suzanne Nora Johnson	Director	February 25, 2008

* Robert W. Matschullat	Director	February 25, 2008

Signature	Title	Date

* David I. McKay	Director	February 25, 2008

* Cathy Elizabeth Minehan	Director	February 25, 2008

* David J. Pang	Director	February 25, 2008

* Charles W. Scharf	Director	February 25, 2008

* Segismundo Schulin-Zeuthen	Director	February 25, 2008

* William Shanahan	Director	February 25, 2008

* John A. Swainson	Director	February 25, 2008

* Johannes (Hans) I. van der Velde	Director	February 25, 2008

By:	/S/ JOSEPH W. SAUNDERS
Name:	Joseph W. Saunders As Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Visa Inc. on October 4, 2007)

3.2	Amended and Restated Bylaws of Visa Inc. (incorporated by reference to Exhibit 3.2 to the Visa Inc. Annual Report on Form 10-K (333-143966) filed on December 21, 2007.

4.1	Form of stock certificate of Visa Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007)

4.2	Except as set forth in Exhibit 4.1 above, the instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)

10.1	Settlement Agreement, dated June 4, 2003, by and among Visa U.S.A. Inc. and Wal-Mart, Limited Brands, Sears, Safeway, Circuit City, National Retail Federation, Food Market Institute, International Mass Retail Association and Bernie’s Army-Navy Store (incorporated by reference to Exhibit 10.1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.2	Master Agreement, with effective date of January 1, 2005, and as amended and supplemented on March 31, 2005, June 15, 2005, June 30, 2005, November 9, 2005, August 11, 2006, January 16, 2007, March 1, 2007, April 20, 2007, and July 23, 2007, by and between JP Morgan Chase Bank NA and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 29, 2007)

10.3	Chase Freedom Incentive Funding Schedule, with effective date of September 1, 2007, by and between JP Morgan Chase Bank NA and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.3 to the Visa Inc. Registration Statement on Form S-1 (333-247296) filed on November 9, 2007)†

10.4	Amended and Restated Agreement, with effective date of January 1, 2006, and as amended June 22, 2007, by and among Bank of America NA, MBNA America and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 2, 2007)

10.6	Visa Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.7	Letter of Employment, dated June 4, 2007, by and between Joseph W. Saunders and Visa International Service Association (incorporated by reference to Exhibit 10.6 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.8	Offer Letter, dated August 21, 2007, by and between Byron H. Pollitt and Visa, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 29, 2007)

10.9	Visa U.S.A. Long Term Incentive Plan for fiscal 2006 (incorporated by reference to Exhibit 10.7 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.10	Visa Excess Retirement Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.9 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.11	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)

Exhibit Number	Description of Documents
10.12	Visa Excess Thrift Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.11 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.13	Judgment Sharing Agreement among Defendants in the AMEX case by and between Visa U.S.A. Inc. and the signatory banks thereto (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.14	Form of Interchange Judgment Sharing Agreement among Visa Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.15	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and each Member of Visa U.S.A. Inc. that executes and delivers a counterpart signature page to the agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.16	Form of Escrow Agreement among Visa Inc., Visa U.S.A. Inc. and the escrow agent (incorporated by reference to Exhibit 10.15 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.17	Form of Framework Agreement among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.18	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 22, 2007)

10.19	Form of Visa Europe Put-Call Option Agreement by and among Visa Inc. and Visa Europe Limited (incorporated by reference to Exhibit 10.19 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007)

10.20	Office Lease, with effective date of April 18, 1991, and as amended on May 14, 1992, September 1, 1995, July 1, 1998, and April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.21	Data Center Lease, with effective date of April 18, 1991, and as amended on April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007)†

10.22	Amended and Restated Global Restructuring Agreement, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Visa Asia Pacific, Visa Latin America (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007)

10.23	Inovant Long Term Incentive Plan for fiscal 2006, as amended (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.24	Visa U.S.A. Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.25 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.25	Inovant Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.26 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

2

Exhibit Number	Description of Documents
10.26	Visa Inc. Special Bonus Plan for fiscal 2007 Plan Administration Guidelines (incorporated by reference to Exhibit 10.27 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.27	Offer Letter, dated June 20, 2007, by and between John (Hans) C. Morris and Visa Inc. (incorporated by reference to Exhibit 10.28 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.28	Offer Letter, dated December 17, 2003, by and between Josh Floum and Visa U.S.A. (incorporated by reference to Exhibit 10.29 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

10.29	Employment Agreement, dated October 1, 2004, by and between John Partridge and Inovant LLC. (incorporated by reference to Exhibit 10.30 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on November 9, 2007)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Visa Inc. Annual Report on Form 10-K (333-143966) filed on December 21, 2007)

21.1	Subsidiaries of Visa Inc. (incorporated by reference to Exhibit 21.1 of the Visa Inc. Registration Statement on Form S-1 (333-1472976) filed on November 9, 2007)

24.1	Power of Attorney (included in signature page)

24.2	Power of Attorney of Charles W. Schorf (previously filed as Exhibit 24.2 to Amendment No. 1 to the Visa Inc. Annual Report on Form 10-K (333-143466) filed on February 4, 2008)

31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.
(1)	We have agreed to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of Visa Inc. and its subsidiaries.

3