Form 10-Q
period 2008-03-31
Visa Inc.
filed 2008-05-13
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33977

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

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☑      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of May 12, 2008, there were 447,889,462 shares of class A, 369,038,802 shares of class B and 267,014,729 shares of class C common stock of Visa Inc. issued and outstanding.

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

PART I

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	September 30, 2007(1)
	(in millions, except share data)
Assets
Cash and cash equivalents	$5,041	$275
Restricted cash—litigation escrow	1,285	—
Restricted cash—tax escrow	116	—
Investment securities, available-for-sale	598	747
Settlement receivable	1,157	10
Accounts receivable	321	245
Customer collateral	500	68
Current portion of volume and support incentives	227	96
Current portion of deferred tax assets	541	795
Prepaid expenses and other current assets	300	271

Total current assets	10,086	2,507
Restricted cash—litigation escrow	770
Investment securities, available-for-sale	194	737
Volume and support incentives	79	44
Investment in Visa International	—	227
Property, equipment, and technology, net	1,018	313
Deferred tax assets	—	471
Other assets	623	91
Intangible assets	10,883	—
Goodwill	10,216	—

Total assets	$33,869	$4,390

Liabilities
Accounts payable	$111	$99
Settlement payable	916	50
Customer collateral	500	68
Accrued compensation and benefits	317	244
Volume and support incentives	305	188
Accrued liabilities	540	356
Current portion of long-term debt	72	41
Current portion of accrued litigation	1,572	2,236
Redeemable class C (series III) common stock, 35,263,585 shares outstanding at March 31, 2008	1,508	—

Total current liabilities	5,841	3,282
Long-term debt	40	—
Accrued litigation	1,349	1,446
Deferred tax liabilities	3,563	—
Other liabilities	761	125

Total liabilities	11,554	4,853

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2008	September 30, 2007(1)
	(in millions, except share and par value data)
Temporary Equity and Minority Interest
Class C (series II) common stock, $0.0001 par value, 79,748,857 shares outstanding at March 31, 2008, net of subscription receivable	$1,127	$—
Minority interest	—	38

Total temporary equity and minority interest	1,127	38

Commitments and contingencies—see Note 14
Stockholders’ Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622,245,209 shares authorized, 447,889,803 shares issued and outstanding	—	—
Class B common stock, $0.0001 par value, 622,245,209 shares authorized, 245,513,385 shares issued and outstanding	—	—
Class C (series I) common stock, $0.0001 par value, 813,582,801 shares authorized and 124,503,084 shares issued and outstanding	—	—
Class C (series III) common stock, $0.0001 par value, 64,000,000 shares authorized and 26,949,616 shares issued and outstanding	—	—
Class C (series IV) common stock, $0.0001 par value, 1,000,000 shares authorized and 549,587 shares issued and outstanding	—	—
Additional paid-in capital	20,970	—
Accumulated income (deficit)	223	(501)
Accumulated other comprehensive loss, net	(5)	—

Total stockholders’ equity and accumulated income (deficit)	21,188	(501)

Total liabilities, temporary equity and minority interest, and stockholders’ equity	$33,869	$4,390

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007(1)	2008	2007(1)
	(in millions except per share data)
Operating Revenues
Service fees	$792	$460	$1,524	$911
Data processing fees	494	321	986	652
Volume and support incentives	(338)	(137)	(588)	(234)
International transaction fees	379	105	760	211
Other revenues	126	64	259	118

Total operating revenues	1,453	813	2,941	1,658

Operating Expenses
Personnel	289	174	572	345
Network, EDP and communications	78	54	161	109
Advertising, marketing and promotion	215	105	425	219
Visa International fees	—	43	—	86
Professional and consulting fees	96	79	194	150
Depreciation and amortization	59	28	121	57
Administrative and other	75	46	149	97
Litigation provision	292	13	292	15

Total operating expenses	1,104	542	1,914	1,078

Operating income	349	271	1,027	580

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	—	13	1	25
Interest expense	(41)	(20)	(86)	(40)
Investment income, net	34	24	75	46
Other	28	—	36	—

Total other income	21	17	26	31

Income before income taxes and minority interest	370	288	1,053	611
Income tax expense	56	106	315	225

Income before minority interest	314	182	738	386
Minority interest	—	(2)	—	(1)

Net income	$314	$180	$738	$385

Basic net income per share (Note 11)(2)
Class A common stock	$0.39		$0.93

Class B common stock	$0.37		$0.92

Class C (series I) common stock	$0.39		$0.93

Class C (series II) common stock	$0.30		$0.81

Class C (series III and IV) common stock	$0.39		$0.93

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007(1)	2008	2007(1)
	(in millions except per share data)
Basic weighted average shares outstanding, in thousands (Note 11)(2)
Class A common stock	63,800		31,726

Class B common stock	415,280		420,866

Class C (series I) common stock	255,313		256,675

Class C (series II) common stock	35,311		31,587

Class C (series III and IV) common stock	57,725		60,258

Diluted net income per share (Note 11)(2)
Class A common stock	$0.39		$0.93

Class B common stock	$0.37		$0.92

Class C (series I) common stock	$0.39		$0.93

Class C (series II) common stock	$0.30		$0.81

Class C (series III and IV) common stock	$0.39		$0.93

Diluted weighted average shares outstanding, in thousands (Note 11)(2)
Class A common stock	777,738		762,374

Class B common stock	415,280		420,866

Class C (series I) common stock	255,313		256,675

Class C (series II) common stock	35,311		31,587

Class C (series III and IV) common stock	57,725		60,258

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.
(2)	For the three and six months ended March 31, 2007, Visa U.S.A. Inc. was a non-stock corporation and therefore there was no comparable metric for net income per share and no common stock outstanding.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Class A	Class B	Class C (series I)	Class C (series II)	Class C (series III and series IV)	Additional Paid in Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
	(in millions)
Balance as of September 30, 2007(1)	—	—	—	—	—	$—	$(501)	$—	$(501)

Tax adjustment as a result of adoption of FIN 48							8		8
Net income							738		738
Other comprehensive loss, net of tax								(5)	(5)

Comprehensive income									733
Issuance of class USA common stock		426				—			—
Issuance of class EU (series I) common stock					62	3,041			3,041
Issuance of class EU (series II) common stock				28		1,104			1,104
Issuance of class EU (series III) common stock					1	27			27
Issuance of class Canada common stock			22			1,077			1,077
Issuance of class AP common stock			119			5,822			5,822
Issuance of class LAC common stock			80			3,917			3,917
Issuance of class CEMEA common stock			37			1,797			1,797
Conversion of regional common stock in the true-up (Note 10):
Class USA converted to Class B		(26)				—			—
Class EU (series I) converted to class C (series III)					—	—			—
Class EU (series II) converted to class C (series II)				—		—			—
Class EU (series III) converted to class C (series IV)					—	—			—
Class Canada converted to class C (series I)			—			(19)			(19)
Class AP converted to class C (series I)			23			997			997
Class LAC converted to class C (series I)			6			251			251
Class CEMEA converted to class C (series I)			(2)			(79)			(79)
Issuance of class C (series II) common stock				52		—			—
Reclassification of common stock upon IPO:
Class C (series III) common stock to liabilities (Note 10)					(35)	(1,508)			(1,508)
Class C (series II) common stock to temporary equity (Note 10)				(80)		(1,104)	(21)		(1,125)
Proceeds from issuance of class A common stock, net of offering expenses of $582	447					19,068			19,068
Issuance of restricted share awards	1					—			—
Redemption of class B common stock		(155)				(6,618)			(6,618)
Redemption of class C (series I) common stock			(160)			(6,828)			(6,828)
Accretion of class C (series II) common stock (Note 10)							(1)		(1)
Share-based compensation (Note 12)						25			25

Balance as of March 31, 2008	448	245	125	—	28	$20,970	$223	$(5)	$21,188

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Net income	$314	$180	$738	$385
Other comprehensive income (loss), net of tax:
Investment Securities, available-for-sale
Net unrealized gain	—	1	—	3
Income tax effect	1	(1)	1	(1)
Reclassification adjustment for net (gain)/loss realized in net income	(1)	1	(1)	(2)
Income tax effect	—	(1)	—	1
Derivative Instruments
Net unrealized loss	—	—	(2)	—
Income tax effect	(2)	—	(1)	—
Reclassification adjustment for net gain realized in net income	(2)	—	—	—
Income tax effect	1	—	—	—
Foreign currency translation loss	(2)	—	(2)	—

Other comprehensive (loss) income, net of tax	(5)	—	(5)	1

Comprehensive income	$309	$180	$733	$386

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2008	2007(1)
	(in millions)
Operating Activities
Net income	$738	$385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and technology	121	57
Amortization of intangibles, investments, debt issuance costs, and accretion of member deposits	—	6
Share-based compensation (Note 12)	19	—
Fair value adjustment for liability under the framework agreement (Note 4)	(36)	—
Net recognized (gain) loss on investment securities, including other-than-temporary impairment	8	(2)
Loss on disposal of property, equipment and technology	—	1
Minority interest	—	1
Amortization of volume and support incentives	588	234
Accrued litigation and accretion	370	51
Equity in earnings of unconsolidated affiliates	(1)	(25)
Deferred income taxes	124	—
Change in operating assets and liabilities:
Accounts receivable	(3)	(1)
Settlement receivable	(569)	5
Volume and support incentives	(676)	(243)
Other assets	(61)	21
Accounts payable	(54)	(55)
Settlement payable	273	(4)
Accrued compensation and benefits	(154)	(34)
Accrued and other liabilities	195	61
Accrued litigation	(1,131)	(1)
Member deposits	(3)	(71)

Net cash provided by (used in) operating activities	(252)	386

Investing Activities
Investment securities, available-for-sale:
Purchases	(1,500)	(1,427)
Proceeds from sales and maturities	2,279	1,222
Cash acquired through reorganization	1,002	—
Contributions to joint ventures	—	(1)
Distributions from partnership investment	1	—
Purchases of property, equipment, and technology	(237)	(45)
Proceeds from sale of property, equipment, and technology	4	—

Net cash provided by (used in) investing activities	1,549	(251)

Financing Activities
Proceeds from short-term borrowing	2	—
Payments on short-term borrowing	(2)	—
Proceeds from sale of common stock, net of issuance costs of $550	19,100	—

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the Six Months Ended March 31,
	2008	2007(1)
	(in millions)
Funding of litigation escrow account – Retrospective Responsibility Plan	(3,000)	—
Funding from litigation escrow account – Retrospective Responsibility Plan	945	—
Funding of tax escrow account for income tax withheld on stock proceeds	(116)	—
Payment for redemption of stock	(13,446)	—
Principal payments on debt	(12)	(17)
Principal payments on capital lease obligations	(2)	(2)

Net cash provided by (used in) financing activities	3,469	(19)

Increase in cash and cash equivalents	4,766	116
Cash and cash equivalents at beginning of year	275	270

Cash and cash equivalents at end of period	$5,041	$386

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$250	$177
Decrease in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$(10)	$(15)
Interest payments on debt	$4	$2
Common stock issued in reorganization	$17,935	—

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

(In millions, except as noted)

Note 1—Organization

Visa Inc. (“Visa” or “the Company”) is a stock corporation incorporated under the laws of the state of Delaware, United States of America. Visa Inc. and its consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Canada Inc. (“Visa Canada”) and Inovant LLC (“Inovant”) (hereafter referred to as the “Company”) operate the world’s largest retail electronic payments network. Visa Inc. facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Visa Inc. provides financial institutions, its primary customers, with product platforms encompassing consumer credit, debit, prepaid and commercial payments. VisaNet, a secure, centralized, global processing platform, enables Visa Inc. to provide financial institutions and merchants with a wide range of product platform, transaction processing and related value added-services.

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

October 2007 Reorganization

In order to respond to industry dynamics and enhance Visa’s ability to compete, in a series of transactions occurring from October 1 to October 3, 2007, Visa undertook a reorganization, as more fully described in Note 3—The Reorganization, in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. For financial accounting and reporting purposes, the Company has reflected the reorganization as a single transaction occurring on October 1, 2007 (the “reorganization date”), the date all contractual conditions to the closing, other than those of a perfunctory nature, were met. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions and entered into a set of contractual arrangements with the Company in connection with the reorganization. In the reorganization, the Company issued different classes and series of common stock reflecting the different rights and obligations of the Visa financial institution members and Visa Europe based on the geographic region in which they are located. In addition to common stock, the Company provided other consideration to Visa Europe, as more fully described in Note 4—Visa Europe, in exchange for its ownership interest in Visa International and Inovant.

Prior to the reorganization, at September 30, 2007, Visa U.S.A. held a 69% ownership interest in its consolidated subsidiary, Inovant, and an estimated 26% membership interest in Visa International. The remaining 31% ownership interest in Inovant was held by Visa International, Visa Canada and Visa Europe. The remaining

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated 74% membership interest in Visa International was held by the financial institution members of the unincorporated regions (consisting of Visa AP, Visa LAC, and Visa CEMEA), Visa Europe and Visa Canada. The reorganization was accounted for using the purchase method of accounting under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS No. 141”) with Visa U.S.A. deemed to be the accounting acquirer of Visa Canada and the remaining ownership interest in Visa International and Inovant not previously held (the “acquired interests”). The net assets underlying the acquired interests were recorded at fair value at the reorganization date with the excess purchase price over this value attributed to goodwill.

The results of operations of Visa International and Visa Canada have been included in the consolidated statements of operations of the Company beginning October 1, 2007.

Initial Public Offering

In March 2008, the Company executed its initial public offering (the “IPO”), issuing 446,600,000 shares of Class A common stock at an IPO price of $44 per share. The Company closed the transaction on March 25, 2008. The Company received $19.1 billion in net proceeds from the offering which reflects underwriting discounts and commissions of $1.23 per share. The Company used $13.4 billion of the net proceeds to redeem 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock. In October 2008, the Company intends to use $1.5 billion of the proceeds for the required redemption of 35,263,585 shares of class C (series III) common stock and intends to use $1.146 billion of the proceeds to redeem all shares of class C (series II) common stock outstanding. See further discussion at Note 4—Visa Europe and Note 10—Stockholders’ Equity and Redeemable Shares. As determined by the litigation committee and under the Retrospective Responsibility Plan, the Company deposited $3.0 billion of the net IPO proceeds into an escrow account from which settlements of, or judgments in, the covered litigation will be payable, see Note 5—Retrospective Responsibility Plan.

The Company has one operating and reportable segment, “Payment Services.” The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly all significant operating decisions are based on analysis of Visa Inc. as a single global business.

Note 2—Summary of Significant Accounting Policies

Basis of presentation—The accompanying unaudited interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America and reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly these unaudited interim consolidated financial statements should be read in conjunction with the financial statements included in the Company’s final prospectus filed with the Securities and Exchange Commission under Rule 424(b)(4) on March 19, 2008, including Visa Inc.’s audited consolidated balance sheet and related footnotes at October 1, 2007, unaudited consolidated financial statements and related notes for the three months ended December 31, 2007 and the audited consolidated financial statements and related notes of Visa U.S.A. for the fiscal year ended September 30, 2007.

Comparative consolidated balance sheet information at September 30, 2007 and consolidated statements of operations information for the three and six months ended March 31, 2007 is that of Visa U.S.A., the accounting acquirer in the reorganization, as further described in Note 3—The Reorganization and is presented in accordance with accounting principles generally accepted in the United States of America.

Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these unaudited interim consolidated financial statements may not be indicative of results for any other interim period or for the entire year.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of estimates—The preparation of the accompanying unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated balance sheets. Such estimates include purchase consideration, valuation of goodwill and intangible assets, valuation of the Visa Europe put option, legal contingencies, assumptions used to determine share based compensation expense, guarantees and indemnifications, and assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on management’s best estimates and judgment. Actual results could differ from these estimates.

Share Based Compensation—In March 2008, the Company granted non-qualified stock options, restricted stock awards and restricted stock units to its employees and non-employee directors. Upon granting the awards, the Company applied Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the fair value of all share-based payments to employees be recognized in the financial statements. See Note 12—Share-based Compensation.

Restricted Cash—Litigation Escrow—In accordance with the Retrospective Responsibility Plan (See Note 5—Retrospective Responsibility Plan) and following the Company’s IPO, the Company deposited $3.0 billion of the proceeds of the offering into an escrow account from which settlements of, or judgments in, the covered litigation will be paid. The escrow funds are held in money market investments with the income earned, less the applicable taxes, classified as restricted cash on the Company’s consolidated balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of payments expected to be made beyond one year from the balance sheet date is classified as a non-current asset. Interest earned on escrow funds is included in investment income, net, on the Company’s consolidated statement of operations.

Accrued Litigation—Accrued litigation associated with settled obligations to be paid over periods longer than one year is accounted for using the present value of actual and estimable future payment obligations, discounted at the estimated rate of sources of credit that could be used to finance the payment of such obligations with similar terms. The current portion of accrued litigation represents the present value of payments to be made over the next twelve months. See Note 16—Legal Matters.

Recently Adopted Accounting Pronouncements

On October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The initial adoption of FIN 48 resulted in a decrease in accumulated deficit of approximately $8 million and a decrease in goodwill of approximately $6 million at October 1, 2007.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

775,080,512

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Consideration

Total purchase consideration of approximately $17.3 billion was exchanged in October 2007 for the acquired interests. The consideration was comprised of the following:

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

The Company primarily relied upon the analysis of comparable companies with similar industry, business model and financial profiles. This analysis considered a range of metrics including the forward multiples of revenue; earnings before interest, depreciation and amortization; and net income of comparable companies. Ultimately, the Company determined that the forward net income multiple was the most appropriate measure to value the acquired regions and reflect anticipated changes in the Company’s financial profile prospectively. This multiple was applied to the corresponding forward net income of the acquired regions to calculate their value. The most comparable company identified was MasterCard Inc. Therefore, the most significant input into this analysis was MasterCard’s forward net income multiple of 27 times net income at the measurement date.

The Company additionally performed discounted cash flow analyses for each region. This analysis considered the Company’s forecast by region and incorporated market participant assumptions for growth and profitability. The cash flows were discounted using rates ranging from 12-16%, reflecting returns for investments times EBITDA to ascribe value to periods beyond the Company’s forecast, consistent with recent payment processing, financial exchange and credit card precedent transactions.

True-Up of Purchase Consideration

Under the terms of the reorganization, on March 17, 2008 each regional class and series of common stock was converted into class C common stock (except in the case of class USA common stock which was converted into class B common stock) resulting in a reallocation of ownership among the participating regions (the “true-up”). The conversion rate was based on each participating region’s relative under- or over-achievement of its net revenue targets during the four quarters ended December 31, 2007. The shares held by Visa Europe were not subject to the true-up.

As a result of the true-up the ownership interest of the Visa U.S.A. member group in the Company was reduced by approximately 7%, with a corresponding increase in the collective ownership interest of the other

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders in the form of 26 million additional shares of class C (series I) common stock received net in the conversion. Under the guidelines of SFAS 141 the additional shares issued to these members was recorded as additional purchase consideration. These shares were recorded at the true-up date at their fair value of $44 per share resulting in the recognition of $1.2 billion of additional purchase consideration as an increase to goodwill and additional paid-in capital. The fair value of these shares was determined based on the price per share in the IPO. See Note 10—Stockholders’ Equity and Redeemable Shares.

Visa Inc. Common Stock Issued to Visa Europe

Visa Europe remained a separate entity owned and governed by its European member banks. Under the terms of the reorganization, Visa Europe exchanged its membership interest in Visa International and Inovant for a put-call option agreement, a framework agreement (as described below) and the following consideration:

•

An 8.1% ownership interest in the form of all outstanding class EU (series I) and class EU (series III) common stock. The class EU (series I) and class EU (series III) common stock participate equally and have the same rights as the class AP, class LAC, class CEMEA, and class Canada common stock, except that it does not participate in the true-up of purchase consideration. The Company determined the fair value of this common stock to be approximately $3.1 billion at the measurement date based on the value of the common stock issued to the acquired regions in exchange for their historical membership interest in Visa International and ownership interest in Visa Canada. Concurrent with the true-up of purchase consideration, on March 17, 2008, the EU (series I) and EU (series III) common stock was converted into class C (series III) and class C (series IV) common stock, respectively, on a one-to-one basis.

•

A 3.6% ownership interest in the form of all outstanding class EU (series II) common stock. This stock is redeemable by Visa Inc. at any time after the later of its IPO and October 10, 2008 at a price of $1.146 billion adjusted for dividends and certain other adjustments. Visa Europe also has the option to require the Company to redeem the class C (series II) common stock by December 4, 2008. At the time of the reorganization in October 2007, the Company determined the fair value of this common stock to be approximately $1.104 billion by discounting the redemption price using a risk-free rate of 4.90% and a 95% probability of the successful completion of an IPO prior to October 10, 2008. Completion of the Company’s IPO triggered the redemption feature of this stock. As a result, in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” in March 2008, the Company reclassified all outstanding shares of the class C (series II) common stock at its then fair value of $1.125 billion to temporary or mezzanine level equity on the Company’s consolidated balance sheet with a corresponding reduction in additional paid-in-capital of $1.104 billion and accumulated income of $21 million. Over the period from March 2008 to on or about October 10, 2008, the date the Company intends to redeem these shares, the Company will accrete this stock to its redemption price through accumulated income. The fair value of the class C (series II) shares at March 31, 2008 was $1.127 billion. For the three and six months ended March 31, 2008, the Company recorded total accretion on the class C (series II) shares through its accumulated income of $22 million.

Visa Europe Put-Call Option Agreement

Under the put-call option agreement between the Company and Visa Europe, the Company has granted Visa Europe a put option under which the Company is required to purchase from its members all of the share capital of Visa Europe. This option is exercisable beginning on March 25, 2009. The Company is required to repurchase the shares of Visa Europe no later than 285 days after exercise of the put option. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to the Company’s common stock at the time the option is

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. At the date of reorganization and at March 31, 2008, the fair value of the put option was approximately $346 million. Refer to Note 4—Visa Europe for more information related to the Visa Europe put-call option agreement.

Liability Under Framework Agreement

The relationship between the Company and Visa Europe subsequent to the reorganization is governed by the framework agreement, which provides for trademark and technology licenses and bilateral services.

Visa Inc., Visa U.S.A., Visa International and Inovant, as licensors, granted Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the licensors and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information technology and information processing services and participation in the Visa system. The Company determined that the base license fee (the “fee”), as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximated fair value. The Company made this determination through an analysis of the fee rates implied by the economics of the licenses. The first and second fee reduction components, as more fully described in Note 4—Visa Europe, reduce this base fee by an amount and for a period of time dependent on the timing and results of the IPO. At October 1, 2007, the Company calculated its liability to provide these licenses at below fair value to be approximately $132 million, based on the Company’s initial registration statement filing on November 9, 2007, an assumed offering closing date of March 31, 2008 and the applicable three-month LIBOR rate at September 30, 2007 of 5.23%.

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

The following table summarizes the allocation of total purchase consideration to tangible and intangible assets acquired, liabilities assumed and goodwill at October 1, 2007:

in millions
Tangible assets and liabilities
Current assets	$1,733
Non-current assets	610
Property, equipment, and technology, net	512
Current liabilities	(1,194)
Non-current liabilities	(4,351)
Pension and post-retirement benefits	(45)
Long-term debt	(30)
Intangible assets
Tradename	2,564
Customer relationships	6,799
Visa Europe franchise right	1,520
Goodwill	9,145

Net assets acquired	$17,263

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects activity related to Goodwill from September 30, 2007 to March 31, 2008:

in millions
Balance at September 30, 2007	$—
Goodwill acquired	9,145
Additional consideration paid by Visa U.S.A. in connection with the true-up of ownership among participating regions	1,150
Deferred tax liability adjustments	(90)
Adjustment to liability under the framework agreement	7
Other tax adjustments	4

Balance at March 31, 2008	$10,216

As discussed above under “True-Up of Purchase Consideration,” under the guidelines of SFAS No. 141 the ownership interest of the Visa U.S.A. member group in the Company was reduced as a result of the true-up, with a corresponding increase in the collective ownership interest of the other stockholders, resulting in additional purchase consideration. The additional purchase consideration of $1.15 billion was recorded as an increase in additional paid-in capital and goodwill.

Goodwill was adjusted by $90 million due to the release of the deferred tax liability related to Visa U.S.A.’s historical equity ownership interest in Visa International, a $7 million adjustment to the liability under the framework agreement and $4 million due to the adoption of FIN 48 and other tax adjustments.

The purchased intangibles and goodwill are not deductible for tax purposes. Substantially all of the identifiable intangible assets have an indefinite life and accordingly are not subject to amortization. The Company has determined that all goodwill is attributable to its single reportable segment.

Pro Forma Results of Operations

The following Visa Inc. pro forma results of operations for the three and six months ended March 31, 2007 have been prepared to give effect to the reorganization described above assuming it occurred on October 1, 2006, the beginning of the periods presented.

The pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these events actually occurred on October 1, 2006, nor do they intend to be a projection of future results of operations. The pro forma results of operations have been prepared by applying adjustments to the historical unaudited consolidated statements of operations of Visa U.S.A., Visa International and Visa Canada for the three and six months ended March 31, 2007.

(in millions except per share and net income per share data)	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
	(unaudited)
Operating Revenues
Service fees	$614	$1,191
Data processing fees	370	747
Volume and support incentives	(187)	(323)
International transaction fees	281	529
Other revenues	113	221

Total operating revenues	1,191	2,365

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions except per share and net income per share data)	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
	(unaudited)

Operating Expenses
Personnel	269	542
Network, EDP and communications	69	137
Advertising, marketing, and promotion	182	387
Professional and consulting fees	136	237
Depreciation and amortization	54	109
Administrative and other	74	150
Litigation provision	13	15

Total operating expenses	797	1,577

Operating income	394	788
Other Income (Expenses)
Interest expense, net	(24)	(48)
Investment income, net	36	76

Total other income	12	28

Income before income taxes	406	816
Income tax expense	160	321

Net income	$246	$495

Basic and diluted income per share	$0.32	$0.64

Shares used in basic and diluted income per share	775,080,512	775,080,512

California Special Deduction

The pro forma statements of operations presented above reflect the Company’s continuing eligibility to claim the special deduction afforded to companies that operate on a cooperative or mutual basis under California Revenue and Taxation Code §24405 (referred to hereafter as “the special deduction”). The State of California, where both Visa U.S.A. and Visa International are headquartered, historically has not taxed a substantial portion of the reported income of these companies on the basis that both operate on a cooperative or mutual basis and are therefore eligible for the special deduction. As taxpayers eligible for the special deduction, Visa U.S.A. and Visa International were generally only subject to California taxation on interest and investment income. Therefore, the majority of each company’s income has not historically been taxed in California.

Upon the Company’s completion of an IPO and the consequent ownership by parties other than the Company’s financial institution customers, the Company is no longer eligible to claim the special deduction and is subject to California taxation as a traditional, for-profit business enterprise. Had ineligibility for the special deduction been reflected at October 1, 2006 in the pro forma condensed combined statements of operations, pro forma income tax expense would increase and pro forma net income would decrease by approximately $13 million and $22 million for the three and six months ended March 31, 2007, respectively. The Company’s tax provision for the three and six months ended March 31, 2008 was updated to reflect the loss of the special deduction in the quarter ended March 31, 2008. See Note 15—Income Taxes.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Class EU (Series II) Common Stock and Class C (Series II) Common Stock

At the date of reorganization, Visa Europe received a 3.6% ownership interest in Visa Inc. in the form of class EU (series II) common stock. On March 17, 2008, the class EU (series II) common stock converted on a one-to-one basis into shares of class C (series II) common stock. On March 19, 2008, the Company issued 51,844,393 additional shares of class C (series II) stock at a price of $44 per share in exchange for a subscription receivable from Visa Europe. This issuance and subscription receivable were recorded as offsetting entries in temporary equity on the Company’s consolidated balance sheet at March 31, 2008. See Note 10—Stockholders’ Equity and Redeemable Shares for a description of the true-up.

The Company intends to redeem all outstanding shares of class C (series II) common stock in October 2008 at a price of $1.146 billion adjusted for dividends and certain other adjustments and the extinguishment of the subscription receivable. Visa Europe also has the option to require the Company to redeem all outstanding shares of class C (series II) common stock any time after December 4, 2008.

Fair Value of Class C (Series II) Common Stock

The Company determined the fair value of the class C (series II) common stock, which is the equivalent of class EU (series II common stock), to be $1.104 billion at October 1, 2007. The Company determined fair value by discounting the redemption price using a risk-free rate based on the probability and timing of the successful completion of an IPO and its intention to redeem these shares in October 2008. Upon completion of the Company’s IPO, the redemption feature of this stock was triggered. The fair value of the class C (series II) common shares was determined to be $1.125 billion and was classified as temporary or mezzanine level equity on the Company’s consolidated balance sheet in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” The Company determined fair value at this date by discounting the redemption price using a risk-free interest rate based on its intention to redeem these shares in October 2008. (See Note 10—Stockholders’ Equity and Redeemable Shares).

Visa Europe Put-Call Option Agreement

Visa Inc. and Visa Europe have entered into a put-call option agreement under which Visa Inc. granted Visa Europe a perpetual put option to require Visa Inc. to purchase from the Visa Europe members all of the issued

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of capital stock of Visa Europe. The put option may be exercised by Visa Europe at any time after March 25, 2009. The Company is required to purchase the shares of Visa Europe no later than 285 days after exercise of the put option. In addition, Visa Europe granted to Visa Inc. a call option under which the Company will be entitled to purchase all of the share capital of Visa Europe. The Company may exercise the call option, subject to certain conditions, at any time following certain triggering events. At the date of reorganization or October 1, 2007 and at March 31, 2008, the fair value of the put option was approximately $346 million and is recorded within other liabilities on the Company’s consolidated balance sheet.

Fair Value of the Put and Call Options

The Company determined the fair value of the put option, approximately $346 million at March 31, 2008 and October 1, 2007, using probability-weighted models designed to estimate the Company’s liability assuming various possible exercise decisions that Visa Europe could make under different economic conditions in the future, including the possibility that Visa Europe will never exercise its option. This liability is carried at fair value in other liabilities on the Company’s consolidated balance sheet with changes in fair value included in the Company’s statement of operations similar to the treatment required by SFAS No. 133 and reclassified as a short-term liability when it becomes payable within a year. The key assumptions used in these models are dictated by the various elements of the put option strike price calculation and the Company’s estimation of the fair value of Visa Europe at the assumed date of exercise.

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

The Company determined that the call option contained in the put-call option agreement has nominal value at March 31, 2008 as the conditions under which it is exercisable are deemed remote.

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

First Fee Reduction Component

From the period October 1, 2007 through November 8, 2007, the fee payable for the licenses is $6 million per quarter. Thereafter until October 5, 2008, the fee payable for the licenses will be approximately $143 million

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per year, payable quarterly, which is referred to as the quarterly base fee, reduced by an amount equal to $1.146 billion multiplied by the three-month LIBOR rate plus 100 to 200 basis points (the “LIBOR rate”). Thereafter, the fee payable for the licenses will be the quarterly base fee. Beginning November 9, 2010, this fee will be increased annually based on the annual growth of the gross domestic product of the European Union.

Second Fee Reduction Component

The quarterly base fee will be reduced between March 19, 2008 (the date the Company’s shares commenced trading on the New York Stock Exchange) and October 5, 2008 by an amount equal to the product of the following: (i) Visa Inc.’s IPO price per share net of any underwriting discounts and commissions or $42.77 per share (“net IPO price”); (ii) 35,263,585, the number of shares of Visa Inc. held by Visa Europe (other than class C (series II) common stock) that would have been redeemed immediately, but for provisions that delay the redemption of shares held by Visa Europe until one year following the date of the reorganization; and (iii) the LIBOR rate.

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

Calculation of Liability under the Framework Agreement

At October 1, 2007, the Company recorded a liability of approximately $132 million, consisting of $113 million recorded in accrued liabilities and $19 million recorded in other long-term liabilities on the Company’s consolidated balance sheet, to reflect the Company’s obligation to provide this license at below fair value. The application of the LIBOR rate in determining the first and second fee reduction components represents a variable interest element embedded within the framework agreement, which the Company has treated as an embedded derivative with changes in fair value reflected in Visa Inc.’s consolidated statement of operations under the guidelines of SFAS No. 133.

Subsequent to October 1, 2007, the Company made adjustments to its liability under the framework agreement as follows:

Fiscal 2008
(in millions)
Balance at October 1	$132
Adjustments impacting Goodwill(1)	7
License fees earned and received from Visa Europe	(43)
LIBOR rate adjustments(2)	(36)

Balance at March 31(3)	$60

(1)	The Company made adjustments to the calculation of its liability of (i) $2 million to reflect a minor adjustment to the calculation methodology and (ii) $5 million to update the liability to reflect actual IPO assumptions.
(2)	Reduction due to adjustments to remeasure the fair value of the liability at the applicable LIBOR rate of 2.69% at March 31, 2008 with an offset to other income (expense) in the consolidated statements of operations.
(3)	Liability under the framework agreement is recorded in accrued liabilities on the consolidated balance sheet at March 31, 2008. The liability consists of approximately $26 million and $34 million related to the estimated future impact of the first and second fee components, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Obligations under Trademark and Technology Licenses

Visa Europe must comply with certain agreed upon global rules governing the use and interoperability of the Visa trademarks and interoperability of Visa Inc.’s systems with the systems of Visa Europe. In addition, the parties will guarantee the obligations of their respective customers and members to settle transactions between such customers and members, service global customers, participate in certain global sponsorships, manage certain global programs, establish rules for servicing global merchants, ensure that their customers and members require acceptance of globally accepted cards, maintain adequate capital levels to support their ongoing business operations and establish and comply with rules relating to the operation of the Visa enterprise. The Company will indemnify Visa Europe for any claims arising from activities within the field brought outside Visa Europe’s region and Visa Europe will indemnify Visa Inc. for any claims arising from activities within the field brought within Visa Europe’s region. The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be nominal at March 31, 2008.

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

In accordance with the escrow agreement, following the Company’s IPO, the Company deposited $3.0 billion of the proceeds of the offering in an escrow account from which settlements of, or judgments in, the covered litigation will be paid. The escrow funds are held in money market investments with the income earned, less the applicable taxes, classified as short term and long term restricted cash on the Company’s consolidated

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date is classified as a non-current asset. The amount of the escrow was determined by the litigation committee. The litigation committee was established pursuant to a litigation management agreement among Visa Inc., Visa U.S.A., Visa International, and the members of the litigation committee, all of whom are affiliated with, or act for, certain Visa U.S.A. members. The litigation committee: (i) determined the amount of the proceeds from the IPO to be deposited in the escrow account; (ii) may request the issuance of a follow-on offering of class A common stock to increase the size of the escrow account, subject to Visa Inc.’s right to delay the filing or effectiveness of a registration statement under certain circumstances; and (iii) may recommend or refer the cash payment portion of a proposed settlement of any covered litigation to the Visa Inc. board of directors.

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

Visa Inc., Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. Under the settlement agreement, American Express will receive maximum payment of $2.25 billion, including up to $2.07 billion from the Company, which will be funded through the litigation escrow account, and $185 million from five co-defendant banks. An initial payment of $1.13 billion was made during the three months ended March 31, 2008, including $945 million from the Company, which reduced the litigation escrow account. Beginning with the quarter ended March 31, 2008, the Company will pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. The initial quarterly payment was made in April 2008. The present value of total future payments, discounted at 4.72%, or $1.9 billion, was included in litigation provision in the Company’s consolidated statement of operations during fiscal 2007. Accrued litigation of $1.0 billion and $1.9 billion was included in current and long-term accrued litigation on the Company’s consolidated balance sheets at March 31, 2008 and September 30, 2007, respectively. The Company recorded $23 million and $46 million in accretion on this obligation, included in interest expense on the Company’s consolidated statements of operations for the three and six months ended March 31, 2008, respectively. Visa Inc. intends to fund its payment obligations under the American Express settlement with amounts in the escrow account, in accordance with the terms of the retrospective responsibility plan.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in the escrow account during the six months ended March 31, 2008:

Fiscal 2008
(in millions)
Balance at October 1	$—
IPO proceeds used to fund escrow	3,000
Initial American Express settlement payment	(945)
Interest earned	—

Balance at March 31	$2,055

To the extent that amounts available under the escrow arrangement and agreements in the retrospective responsibility plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements. During the quarter ended March 31, 2008, the Company recorded an additional litigation provision of approximately $285 million related to the covered litigation. See Note 16—Legal Matters for further information regarding pending litigation.

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

	Available-For-Sale
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
March 31, 2008:
Debt securities:
U.S. government-sponsored entities	$514	$12	$—	$526
Canadian government debt securities	7	—	—	7
Tax-exempt municipal bonds	5	—	—	5
Corporate debt securities	51	—	—	51
Asset backed securities	32	—	1	31
Mortgage backed securities	31	—	1	30
Auction rate securities	13	—	—	13
Equity securities	138	1	10	129

Total	$791	$13	$12	$792
Less: current portion of available-for-sale securities				(598)

Long-term available-for-sale securities				$194

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Available-For-Sale
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2007:
Debt securities:
U.S. government-sponsored entities	$1,272	$2	$—	$1,274
Tax-exempt municipal bonds	9	—	—	9
Auction rate securities	152	—	—	152
Equity securities	45	4	—	49

Total	$1,478	$6	$—	$1,484
Less: current portion of available-for-sale securities				(747)

Long-term available-for-sale securities				$737

The contractual maturity of available-for-sale debt securities regardless of their balance sheet classification is as follows:

	Amortized Cost	Fair Value
March 31, 2008:
Due within one year	$468	$470
Due within thirteen months and four years	185	193
Due within five to eleven years	—	—

Total	$653	$663

At March 31, 2008, equity securities with a fair value and unrealized losses of $67 million and $10 million, respectively, were in an unrealized loss position for less than one year. At March 31, 2008, there were no investments which had been in a significant unrealized loss position for a period of greater than one year.

Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations over the term of their participation in the compensation plan. Losses experienced on these equity investments are offset by reductions in personnel expense. Unrealized losses on equity securities were caused by changes in market conditions. At March 31, 2008, a total of 22 mutual fund investments are in an unrealized loss position. Based on an evaluation of the near-term prospects of these investments and management’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

During the three months ended March 31, 2008, the Company recognized losses on auction rate securities of $7 million. There were no other investments that realized significant losses during the three and six months ended March 31, 2008.

Other Investments

At March 31, 2008, investments accounted for under the cost and equity methods totaled $572 million, of which $565 million were acquired in the reorganization from Visa International and were recorded at their fair value at the date of acquisition. At September 30, 2007, investments accounted for under the cost and equity methods, excluding Visa U.S.A.’s investment in Visa International and Visa U.S.A.’s investments in real estate

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ventures owned jointly by itself and Visa International, totaled $4 million. Investments accounted for under the cost and equity methods are included in other assets on the consolidated balance sheets, except for Visa U.S.A.’s investment in Visa International, which is shown as a separate line on the September 30, 2007 consolidated balance sheet.

Note 7—Property, Equipment and Technology

Property, Equipment and Technology consisted of the following:

	March 31, 2008	September 30, 2007
	(in millions)
Land	$71	$30
Buildings and building improvements	362	89
Furniture, equipment and leasehold improvements	513	370
Technology	502	249
Construction-in-progress	171	45

Total property, equipment and technology	1,619	783
Accumulated depreciation and amortization	(601)	(470)

Property, equipment, and technology, net	$1,018	$313

Furniture, equipment and leasehold improvements include certain transportation assets acquired during the three months ended March 31, 2008, with an original cost of $56 million. Construction-in-progress primarily reflects cost related to the ongoing construction of the Company’s east coast data center which is expected to commence operations in 2010.

Technology consists of both purchased and internally developed software. Internally developed software represents software utilized by the VisaNet electronic payment network. At March 31, 2008, and September 30, 2007, accumulated amortization for technology was $244 million and $176 million, respectively.

At March 31, 2008, estimated future amortization expense on technology was as follows:

Fiscal
2008 (remaining six months)	$60
2009	105
2010	89
2011	4
2012	—
2013	—

Total	$258

Depreciation and amortization expenses related to property, equipment and technology was $59 million and $28 million for the three months ended March 31, 2008 and 2007, and $121 million and $57 million for the six months ended March 31, 2008 and 2007, respectively. Included in those amounts are amortization expense on technology of $34 million and $9 million for the three months ended March 31, 2008 and 2007, and $67 million and $19 million for the six months ended March 31, 2008 and 2007, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Pension, Postretirement and Other Benefits

United States Plans

The Company sponsors various qualified and non-qualified defined benefit pension and postretirement benefit plans which provide retirement and medical benefits for substantially all employees residing in the United States.

Components of Net Periodic Benefit Costs

The components of net periodic benefit costs of the United States pension and other postretirement plans for the three and six months ended March 31, 2008 and 2007 are as follows:

	U.S. Defined Benefit Pension Plans		Postretirement Benefit Plan
	For the three months ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost	$12	$16	$1	$1
Interest cost	10	11	1	1
Expected return on assets	(10)	(9)	—	—
Amortization of:
Prior service cost (credit)	(3)	—	(1)	(1)
Actuarial loss	2	2	1	1
Settlement loss	1	—	—	—

Total net periodic pension cost	$12	$20	$2	$2

Visa U.S.A. share of net periodic pension cost		$16		$2

	U.S. Defined Benefit Pension Plans		Postretirement Benefit Plan
	For the six months ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost	$25	$31	$2	$3
Interest cost	20	22	2	2
Expected return on assets	(21)	(18)	—	—
Amortization of:
Prior service cost (credit)	(7)	—	(2)	(2)
Actuarial loss	4	4	1	1
Settlement loss	1	—		—

Total net periodic pension cost	$22	$39	$3	$4

Visa U.S.A. share of net periodic pension cost		$31		$3

For the three months ended March 31, 2008, the Company contributed $3 million and $1 million to each of the pension and postretirement plans, respectively. For the six months ended March 31, 2008, the Company contributed $4 million and $2 million to the pension and postretirement plans, respectively. The expected

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions from employer assets to the pension plans and postretirement plan for fiscal 2008 are expected to be at least $62 million and $5 million, respectively. The Company will continue to monitor the performance of pension plan assets and market conditions in evaluating its contribution to the pension plans in fiscal 2008.

Net settlement losses on plan assets, included in personnel expense in the accompanying consolidated statements of operations, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	(in millions)
Plan payments:
Total excess pension plan payments	$3	$—	$4	$—

Visa U.S.A. portion of excess pension plan payments		$—		$—

Settlement loss:
Total net settlement loss	$1	$—	$1	$—

Visa U.S.A. portion of net settlement loss		$—		$—

Note 9—Debt

2002 Senior Secured Notes

In December 2002, Visa U.S.A. issued $200 million in senior secured notes with maturity dates of five and ten years. The series A senior secured notes were paid at December 31, 2007. The net carrying amount of the series B senior secured notes at March 31, 2008, is $32 million.

As a result of the American Express settlement described in Note 16—Legal Matters, the Company was in default of certain financial performance covenants on its series B senior secured notes and the debt was classified as a current liability at September 30, 2007. In March 2008, the Company executed the second waiver to Note Purchase Agreements and the Series B Noteholders agreed to waive the default through May 31, 2008, to allow the Company to complete and execute an Amended and Restated Note Purchase Agreement prior to the waiver termination date. The Company expects to execute the amendment by May 31, 2008, and will continue to classify related debt as a current liability until the amendment is executed.

Note Purchase Agreement

In September 1994, a real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities in California which are used by the Company. Series B of these notes, totaling $26 million, were issued with an interest rate of 8.28% and a stated maturity of September 23, 2014, and are payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. Series B issuance costs of $0.5 million are being amortized on a straight-line basis over the life of the term. The net carrying amount of the Series B notes at March 31, 2008, is $19 million.

In September 1995, a separate real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities in California which are used by the Company. Series B of these notes, totaling $27 million, were issued with an interest rate of 7.83% and a stated maturity of September 15, 2015, and are payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. Series B debt issuance costs of $0.3 million and

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a $0.8 million loss on termination of a forward contract are being amortized on a straight-line basis over the life of the notes. The net carrying amount of the series B notes at March 31, 2008, is $22 million.

As a result of the American Express settlement, described in Note 16—Legal Matters, the 1994 partnership was in default of certain performance covenants under the terms of the debt agreement. As compliance of this debt agreement is a financial covenant for the 1995 partnership’s debt agreement, the settlement triggered a cross-default, and the related debt was classified as a current liability at September 30, 2007. In March 2008, Visa U.S.A. and Visa International executed the second waiver to the 1994 note purchase agreement and the Series B Noteholders agreed to waive the default through May 31, 2008. The Company expects to execute an amendment by May 31, 2008, and will continue to classify related debt as a current liability until the amendment is executed.

As of March 31, 2008, Visa U.S.A. and Visa International were in default of certain financial covenants under the 1995 note purchase agreement. Visa U.S.A. and Visa International executed a waiver to the 1995 note purchase agreement in April 2008 in which the Series B noteholders agreed to waive the default. Since the default was not cured by March 31, 2008, the net carrying amount, or $22 million, remained classified as a current liability at March 31, 2008.

Note 10—Stockholders’ Equity and Redeemable Shares

Pursuant to the amended and restated certificate of incorporation, the Company has the following shares of preferred and common stock authorized, issued and outstanding at March 31, 2008 (in whole numbers):

	Par Value	Authorized Preferred and Common Shares	Issued and Outstanding Shares
Preferred stock	$0.0001	25,000,000	—
Common stock
Class A	$0.0001	2,001,622,245,209	447,889,803
Class B (1)	$0.0001	622,245,209	245,513,385
Class C (series I)	$0.0001	813,582,801	124,503,084
Class C (series II)	$0.0001	218,582,801	79,748,857
Class C (series III)	$0.0001	64,000,000	62,213,201
Class C (series IV)	$0.0001	1,000,000	549,587

		2,003,366,656,020	960,417,917

(1)	The amount of Class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

No shares were outstanding at September 30, 2007 as Visa U.S.A. was a non-stock corporation at September 30, 2007.

The preferred stock may be issued as redeemable or non-redeemable, and it has preference over any class or series of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The shares of common stock participate ratably on an as-converted basis, as discussed below, in dividends or distributions paid by the Company on the common stock, regardless of class or series.

Conversion

True-Up

In accordance with the terms of the restructuring agreement, dated as of June 15, 2007 and amended as of August 24, 2007, on March 17, 2008 all of the Company’s regional classes and series of common stock were

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

converted into either class B or class C common stock. In connection with this conversion, ownership was reallocated in order to reflect the relative contribution of the participating regions to the Company’s financial performance for the four quarters ended December 31, 2007. The conversion rates applied were based on the relative under- or over-achievement (beyond certain percentage limits) of each participating region’s net revenue targets for that period. The shares held by Visa Europe were not subject to the true-up, but were converted on a one-to-one basis from class EU (series I, II, III) common stock to class C (series III, II, and IV) common stock concurrent with the true-up.

The results of the true-up are reflected in the table below. Fractional shares resulting from the conversion of the shares of each individual stockholder have been rounded down. These fractional shares were paid in cash to stockholders as part of the initial redemption of class B common stock and class C common stock following the IPO.

Outstanding Regional Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Regional Classes and Series of Common Stock Prior to the True-Up	True-up Conversion Ratio	Number of Converted Classes and Series of Common Stock after the True-Up
Class USA(1)	Class B(2)	426,390,481	0.93870	400,251,872
Class EU (series I)	Class C (series III)	62,213,201	1.00000	62,213,201
Class EU (series II)	Class C (series II)	27,904,464	1.00000	27,904,464
Class EU (series III)	Class C (series IV)	549,587	1.00000	549,587
Class Canada	Class C (series I)	22,034,685	0.98007	21,595,528
Class AP	Class C (series I)	119,100,481	1.19043	141,780,635
Class LAC	Class C (series I)	80,137,915	1.07110	85,835,549
Class CEMEA	Class C (series I)	36,749,698	0.95101	34,949,123

(1)	The amount of the class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of the class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

Also, the Company issued 51,844,393 additional shares of class C (series II) common stock at a price of $44 per share in exchange for a subscription receivable from Visa Europe. This issuance and subscription receivable were recorded as offsetting entries in temporary equity on the Company’s consolidated balance sheet at March 31, 2008.

Initial Public Offering

In March     , 2008, the Company completed its IPO with the issuance of 446,600,000 shares of class A common stock at a net offering price of $42.77 (the IPO price of $44.00 per share of class A common stock, less underwriting discounts and commissions of $1.23 per share). The Company received net proceeds of $19.1 billion as a result of the IPO.

Redemption

Class B Common Stock and Class C Common Stock Other than Class C (Series II) Common Stock

On March 28, 2008, the Company completed the required redemption of a portion of the class B common stock and class C (series I) common stock. The Company used $13.4 billion of net proceeds from the IPO to redeem 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at a redemption price of $42.77 per share. Immediately after giving effect to the redemption and subject to the restrictions set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Certificate”) and the conversion and transfer restrictions below, all outstanding shares of class B common stock will be convertible into 175,367,482 shares of class A common stock and 152,002,287 shares of class C (series I, III and IV) common stock will be convertible into shares of Class A common stock on a one-to-one basis. The number of shares of class C (series I, III and IV) common stock convertible into shares of class A common stock excludes those class C (series III) common shares subject to redemption in October 2008, as further described below.

Further, as required by the Certificate, the Company intends to use $1.508 billion of net proceeds from the IPO to redeem 35,263,585 shares of class C (series III) common stock at a redemption price of $42.77 per share in October 2008. Following this October 2008 redemption, the remaining 27,499,203 shares of class C (series III) and class C (series IV) common stock outstanding will automatically convert into shares of class C (series I) common stock on a one-to-one basis.

Class C (Series II) Common Stock

The Company intends to use $1.146 billion of the net proceeds from the IPO to fund the redemption of all class C (series II) common stock in October 2008. Upon execution of the IPO, Visa Europe has the option to require the Company to redeem all class C (series II) common stock at any time after December 4, 2008. As a result, in March 2008, the Company reclassified all class C (series II) common stock at its then fair value of $1.125 billion to temporary equity on the Company’s consolidated balance sheet with a corresponding reduction in additional paid-in-capital of $1.104 billion and accumulated income (deficit) of $21 million. The Company will accrete this stock to its redemption price of $1.146 billion, adjusted for dividends and certain other adjustments, on a straight-line basis, from March 2008 to October 2008 through accumulated income or in the absence of accumulated income, through additional paid in capital. Concurrent with the true-up discussed above, the Company issued 51,844,393 additional shares of class C (series II) stock at a price of $44 per share in exchange for a subscription receivable from Visa Europe. This issuance and subscription receivable were recorded as offsetting entries in temporary equity on the Company’s consolidated balance sheet at March 31, 2008.

Conversion and Transfer Restrictions

Class B Common Stock

The class B common stock is not convertible or transferable until the later of March 25, 2011 and the date on which all of the covered litigation has been finally resolved, although the Company’s board of directors may make exceptions to this transfer restriction after resolution of all covered litigation. This transfer restriction is subject to limited exceptions, including transfers to other class B shareholders. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not, a Visa member or similar person or affiliate of a Visa member or similar person, as defined in the Certificate. Upon such transfer, each common share will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

Immediately following the IPO, the conversion rate applicable to class B common stock was reduced to 0.71 shares of class A common stock for each share of class B common stock. The conversion rate was adjusted to reflect the initial deposit of $3.0 billion, as determined by the litigation committee, into the litigation escrow account. Settlements of, or judgments in, the covered litigation will be paid using the litigation escrow account. Further adjustment to the conversion rate applicable to class B shares will occur upon: (i) the completion of any

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

follow-on offering of class A common stock completed in order to increase the size of the litigation escrow account; or (ii) the final resolution of the covered litigation and the release of funds remaining on deposit in the litigation escrow account. No conversion of class B common stock will be effected until all applicable restrictions on the transfer of class B common stock have expired. See Note 5—Retrospective Responsibility Plan.

Class C Common Stock

The class C common stock, other then class C (series II) common stock and class C (series III) redemption shares, is not convertible into class A common stock or transferable until March 25, 2011, although the Company’s board of directors may make exceptions to this transfer restriction. This transfer restriction is subject to limited exceptions, including transfers to other class stockholders. After termination of the restrictions, the class C common stock will be convertible into class A common stock if transferred to a person that was not, immediately after the reorganization, a Visa member, Upon such transfer, each common share will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

The conversion rate of the class C common stock, other then class C (series II) common stock and class C (series III) redemption shares, into class A common stock is on a one-to-one basis, subject to adjustments for stock splits, recapitalizations and similar transactions. Class C (series II) common stock and class C (series III) redemption shares are not convertible into class A common stock. Immediately after the completion of the partial redemption of the class C (series III) common stock in October 2008 described above, each outstanding share of class C (series III) common stock and class C (series IV) common stock will automatically be converted into class C (series I) common stock. No conversion into class A common stock of class C common stock will be effected until all applicable restrictions on such transfers have expired.

Voting Rights

The holders of class A common stock have the right to vote on all matters on which stockholders generally are entitled to vote. All holders of class B and class C common stock have no right to vote on any matters, except for certain defined matters, including any consolidation, merger, combination or any decision to exit the core payments business, in which the holders of class B and class C common stock (other than class C (series II) common stock) are entitled to cast a number of votes equal to the number of shares of class B or C common stock held multiplied by the applicable conversion rate in effect on the record date.

Note 11—Net Income Per Share

For the three and six months ended March 31, 2007, Visa U.S.A. was a non-stock corporation and therefore there was no comparable measure for net income per share.

For the three and six months ended March 31, 2008, the Company calculated earnings per share in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share (“SFAS No. 128”). Prior to the Company’s IPO, the stockholders of each regional class of common stock were entitled to equal per share distributions of earnings whether through dividends or upon liquidation. The Company therefore presented a single earnings per share amount applicable to all outstanding classes of common stock for periods presented ending prior to the IPO. Following the IPO, the Company calculated net income per share using the two-class method under the guidelines of SFAS No. 128 to reflect the different rights of each class and series of outstanding common stock.

Calculation of Basic Earnings Per Share

Under the provisions of SFAS No. 128, basic net income per share is computed for each class and series of common stock outstanding during the period by dividing net income available to each class and series by the weighted average number of common shares outstanding during the period.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Allocation to Each Class and Series of Common Stock

Prior to the IPO, each class and series of common stock was legally entitled to pro rata per share distributions whether through dividends or upon liquidation. As a result, net income was allocated to each class and series of common stock for this period based on each class’ proportionate ownership.

Following the Company’s IPO, net income is ascribed to each class and series of common stock as follows:

•

Class C (series II)—After the IPO, income attributable to this class of common stock is limited to accretion recorded on the carrying value of these securities through the anticipated date of redemption (October 2008) to reflect its redemption value of $1.146 billion, adjusted for dividends and certain other adjustments. It is anticipated that total accretion of approximately $19.4 million will be recorded in each of the quarters ended June 30 and September 30, 2008. See Note 4—Visa Europe for additional information regarding class C (series II) shares.

•

Class C (series III) redemption shares—Upon IPO, 35,263,585 class C (series III) redemption shares are classified as a liability on the Company’s consolidated balance sheet. While legally outstanding, these shares continue to participate on an as-converted basis in any distributions of the Company. Under the guidelines of SFAS No. 128, net income, after the allocation of accretion to the Class C (series II) common stock, is attributed to the class C (series III) redemption shares based on its proportionate ownership until redemption in October 2008. This allocation reduces the net income attributable to all other classes and series of common stock.

•

All Remaining Classes and Series of Common Stock—As described above, net income is ascribed to the remaining classes and series of common stock, including the class C (series III) redemption shares, after accretion has been allocated to the class C (series II) common stock. Net income is allocated to these classes and series of common stock proportionately on an as-converted basis, which assumes the conversion of all classes and series of common stock into class A common stock. Income available to each class and series of common stock is allocated based on the proportionate ownership of each during the periods presented.

Weighted Average Number of Shares Outstanding

During the three and six months ended March 31, 2008, the weighted average number of shares of each class and series of common stock outstanding reflects changes in ownership over the periods as follows:

•	October 1, 2007 through March 16, 2008: Ownership reflects the regional classes and series of common stock issued in the reorganization effective October 1, 2007 (Note 3—The Reorganization).

•

March 17, 2008 through March 18, 2008: Ownership reflects the conversion of each regional class and series of common stock to various series of class C common stock, except in the case of class USA regional common stock which was converted into class B common stock, to reflect a reallocation of ownership among the regions participating in the reorganization (the “true-up”). The shares held by Visa Europe were not subject to the true-up but were converted into class C (series II, III and IV) common stock on a one-for-one basis. See Note 3—The Reorganization and Note 10—Stockholders’ Equity and Redeemable Shares for additional information regarding the true-up and conversion of shares.

•

March 19, 2008 through March 27, 2008: Ownership reflects the impact of the following events, all of which were deemed to have occurred, for the purpose of presenting earnings per share, on March 19, 2008, the date the Company’s shares commenced trading on the New York Stock Exchange:

a)	The issuance of 446,600,000 shares of class A common stock in connection with the Company’s IPO,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b)	The reclassification of all class C (series II) common stock, at its fair value of $1.125 billion, as temporary or mezzanine level equity on the Company’s consolidated balance sheet with an offset to accumulated income (deficit) to reflect its expected redemption in October 2008, and

c)	The reclassification of 35,263,585 shares of class C (series III) common stock, which the Company is required to redeem in October 2008 (the “class C (series III) redemption shares”) and are classified as a current liability at their redemption price of $1.508 billion on the Company’s consolidated balance sheet.

•

March 28, 2008 through March 31, 2008: Ownership reflects the redemption of 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock on March 28th, 2008 as required by the Company’s Amended and Restated Certificate of Incorporation.

See Note 10—Stockholders’ Equity and Redeemable Shares and the Consolidated Statement of Changes in Stockholders’ Equity and Accumulated Income (Deficit) reflecting these ownership changes over the period and for additional information regarding redeemable common shares.

Calculation of the Numerator—Basic Earnings Per Share

The following tables calculate net income allocated to each series and class of common stock in the calculation of basic earnings per share for the three and six months ended March 31, 2008.

For the three months ended March 31, 2008:

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$301
Income and accretion allocated to Class C (Series II) common stock classified in temporary equity	11
Income allocated to Class C (Series III) common stock classified as a liability	2

Net income	$314

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (Series I)	Class C (Series III)	5,037,655	$2		Not presented

Common Stock Classified as Temporary Equity:
Class EU (Series II)	Class C (Series II)	35,310,806	11		$0.30

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	63,800,000	25		$0.39
Class USA	Class B	415,280,227	155	(1)	$0.37
Class Canada, AP, LAC, & CEMEA	Class C (Series I)	255,313,327	99		$0.39
Class EU (Series I & III)	Class C (Series III & IV)	57,725,133	22		$0.39

		Net income	$314

(1)

Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion ratio during that

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 400,886,916.

For the six months ended March 31, 2008:

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$710
Income and accretion allocated to Class C (Series II) common stock classified in temporary equity	26
Income allocated to Class C (Series III) common stock classified as a liability	2

Net income	$738

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (Series I)	Class C (Series III)	2,505,063	$2		Not presented

Common Stock Classified as Temporary Equity:
Class EU (Series II)	Class C (Series II)	31,587,399	26		$0.81

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	31,725,683	30		$0.93
Class USA	Class B	420,865,710	385	(1)	$0.92
Class Canada, AP, LAC, & CEMEA	Class C (Series I)	256,675,456	239		$0.93
Class EU (Series I & III)	Class C (Series III & IV)	60,257,725	56		$0.93

		Net income	$738

(1)	Net income is attributed to each class and series of common stock on an as converted basis. For the period subsequent to the IPO, net income attributed to Class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 413,708,381.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculation of the Denominator—Basic Earnings Per Share

The following tables present proportional ownership of each class and series of common stock, prior and subsequent to the true-up, IPO, and initial redemptions, applied to calculate income allocated to each class and series of common stock in the calculation of basic earnings per share for the three and six months ended March 31, 2008.

For the three months ended March 31, 2008:

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Common Stock Outstanding Beginning at:				Total Weighted Average Shares Outstanding for the Period
		Beginning of Period	True-Up Date	IPO Date	Initial Redemption Date
Date of Event		January 1, 2008	March 17, 2008	March 19, 2008	March 28, 2008
Days Outstanding		76	2	9	4	91
Percentage of Period		83.52%	2.20%	9.89%	4.40%	100.00%
Participating Common Stock Classified as a Liability:
	Class C (Series III)	—	—	35,263,585	35,263,585	5,037,655

Common Stock Classified as Temporary Equity:
	Class C (Series II)	—	—	79,748,857	79,748,857	11,392,694

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	—	—	446,600,000	446,600,000	63,800,000
Class USA(1)	Class B(2)	426,390,481	400,251,872	400,251,872	245,513,385	415,280,227
Class Canada, AP, LAC, & CEMEA	Class C (Series I)	258,022,779	284,160,835	284,160,835	124,503,084	255,313,327
Class EU (Series I & III)	Class C (Series III & IV)	62,762,788	62,762,788	27,499,203	27,499,203	57,725,133
Class EU (Series II)	Class C (Series II)	27,904,464	27,904,464	—	—	23,918,112

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

For the six months ended March 31, 2008:

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Common Stock Outstanding Beginning at:				Total Weighted Average Shares Outstanding for the Period
		Beginning of Period	True-Up Date	IPO Date	Initial Redemption Date
Date of Event		October 1, 2007	March 17, 2008	March 19, 2008	March 28, 2008
Days Outstanding		168	2	9	4	183
Percentage of Period		91.80%	1.09%	4.92%	2.19%	100.00%
Participating Common Stock Classified as a Liability:
	Class C (Series III)	—	—	35,263,585	35,263,585	2,505,063
Common Stock Classified as Temporary Equity:
	Class C (Series II)	—	—	79,748,857	79,748,857	5,665,219
Common Stock Classified as Stockholders’ Equity:
Class A	Class A	—	—	446,600,000	446,600,000	31,725,683
Class USA(1)	Class B(2)	426,390,481	400,251,872	400,251,872	245,513,385	420,865,710
Class Canada, AP, LAC, & CEMEA	Class C (Series I)	258,022,779	284,160,835	284,160,835	124,503,084	256,675,456
Class EU (Series I & III)	Class C (Series III & IV)	62,762,788	62,762,788	27,499,203	27,499,203	60,257,725
Class EU (Series II)	Class C (Series II)	27,904,464	27,904,464	—	—	25,922,180

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

Calculation of Diluted Earnings Per Share

Diluted net income per share for each class and series of common stock is computed by dividing net income available by the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.

The calculation of class A common stock diluted earnings per share assumes potential common shares outstanding, which consist of the incremental Class A common shares issuable upon:

•

conversion of class B and class C (series I, III, & IV) common stock based on the conversion ratio in effect throughout the period; class C (series II) are not convertible into shares of class A common stock and class C (series III) redemption shares are not convertible into shares of class A common stock subsequent to the IPO,

•	exercise of employee stock options, and

•	vesting of restricted shares and restricted share units issued to certain employees and directors.

The dilutive effect of outstanding stock options, restricted shares, and restricted share units is reflected in diluted earnings per share by application of the treasury stock method under the guidelines of SFAS No. 128.

No potential common shares existed for any other class or series of common stock other then class A common stock. The calculation of diluted earnings per share for all classes and series of common stock other then class A common stock assumes no conversion of any class B or class C common stock into class A common stock during the period. Net income attributable to each class and series of common stock other then class A common stock in the calculation of diluted earnings per share is reduced proportionately by the number of potential class A common shares underlying employee stock options, restricted share and restricted share units.

Calculation of the Numerator—Diluted Earnings Per Share

The following tables calculate net income allocated to each series and class of common stock in the calculation of diluted earnings per share for the three and six months ended March 31, 2008.

For the three months ended March 31, 2008:

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$301
Income and accretion allocated to Class C (Series II) common stock classified in temporary equity	11
Income allocated to Class C (Series III) common stock classified as a liability	2

Net income	$314

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (Series I)	Class C (Series III)	5,037,655	$2		Not presented

Common Stock Classified as Temporary Equity:
Class EU (Series II)	Class C (Series II)	35,310,806	11		$0.30

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	777,738,462	301		$0.39
Class USA	Class B	415,280,227	155	(1)	$0.37
Class Canada, AP, LAC, & CEMEA	Class C (Series I)	255,313,327	99		$0.39
Class EU (Series I & III)	Class C (Series III & IV)	57,725,133	22		$0.39

(1)	Net income is attributed to each class and series of common stock on an as converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 400,886,916.

For the six months ended March 31, 2008:

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$710
Income and accretion allocated to class C (Series II) common stock classified in temporary equity	26
Income allocated to class C (Series III) common stock classified as a liability	2

Net income	$738

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (Series I)	Class C (Series III)	2,505,063	$2		Not presented

Common Stock Classified as Temporary Equity:
Class EU (Series II)	Class C (Series II)	31,587,399	26		$0.81

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	762,373,751	710		$0.93
Class USA	Class B	420,865,710	385	(1)	$0.92
Class Canada, AP, LAC, & CEMEA	Class C (Series I)	256,675,456	239		$0.93
Class EU (Series I & III)	Class C (Series III & IV)	60,257,725	56		$0.93

(1)

Net income is attributed to each class and series of common stock on an as converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 413,708,381.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculation of the Denominator—Diluted Earnings Per Share

The following tables present proportional ownership of each class and series, prior and subsequent to the true-up, IPO, and initial redemptions, applied to calculate income available to each class and series of common stock in the calculation of diluted earnings per share for the three and six months ended March 31, 2008. Upon the pricing of the IPO, which was deemed to have occurred, for the purpose of presenting earnings per share, on March 19, 2008, the Company granted to certain of its directors and employees options to purchase 8,971,783 shares of Class A common stock at $44 per share, 622,126 restricted stock units, and 1,289,803 shares of restricted stock. The dilutive effect of these instruments was minimal during the three and six months ended March 31, 2008 due to the limited number of days these instruments were outstanding in the periods presented.

For the three months ended March 31, 2008:

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Common Stock Outstanding Beginning at:				Total Weighted Average Shares Outstanding for the Period
		Beginning of Period	True-Up Date	IPO Date	Initial Redemption Date
Date of Event		January 1, 2008	March 17, 2008	March 19, 2008	March 28, 2008	March 31, 2008
Days Outstanding		76	2	9	4	91
Percentage of Period		83.52%	2.20%	9.89%	4.40%	100.00%

Participating Common Stock Classified as a Liability:
Class C (Series III)		—	—	35,263,585	35,263,585	5,037,655

Common Stock Classified as Temporary Equity:
Class C (Series II)		—	—	79,748,857	79,748,857	11,392,694

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	747,176,048	747,175,495	1,044,247,101	774,061,369	777,738,462
Class USA(1)	Class B(2)	426,390,481	400,251,872	400,251,872	245,513,385	415,280,227
Class Canada, AP, LAC, & CEMEA	Class C (Series I)	258,022,779	284,160,835	284,160,835	124,503,084	255,313,327
Class EU (Series I & III)	Class C (Series III & IV)	62,762,788	62,762,788	27,499,203	27,499,203	57,725,133
Class EU (Series II)	Class C (Series II)	27,904,464	27,904,464	—	—	23,918,112

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2008:

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Common Stock Outstanding Beginning at:				Total Weighted Average Shares Outstanding for the Period
		Beginning of Period	True-Up Date	IPO Date	Initial Redemption Date
Date of Event		October 1, 2007	March 17, 2008	March 19, 2008	March 28, 2008
Days Outstanding		168	2	9	4	183
Percentage of Period		91.80%	1.09%	4.92%	2.19%	100.00%

Participating Common Stock Classified as a Liability:
	Class C (Series III)	—	—	35,263,585	35,263,585	2,505,063

Common Stock Classified as Temporary Equity:
	Class C (Series II)	—	—	79,748,857	79,748,857	5,665,219

Common Stock Classified as Stockholders’ Equity:
	Class A	747,176,048	747,175,495	1,044,247,101	774,061,369	762,373,751
Class USA(1)	Class B(2)	426,390,481	400,251,872	400,251,872	245,513,385	420,865,710
Class Canada/ AP/ LAC/ CEMEA	Class C (Series I)	258,022,779	284,160,835	284,160,835	124,503,084	256,675,456
Class EU (Series I & III)	Class C (Series III & IV)	62,762,788	62,762,788	27,499,203	27,499,203	60,257,725
Class EU (Series II)	Class C (Series II)	27,904,464	27,904,464	—	—	25,922,180

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

Note 12—Share-based Compensation

Prior to the Company’s IPO in March 2008, the Company had not granted share-based compensation awards. During 2007 in anticipation of the IPO, the Company adopted the 2007 Equity Incentive Compensation Plan (the “EIP”). The EIP was adopted to award long-term compensation following the reorganization and is designed to align management interests with those of stockholders, provide opportunities for wealth creation and ownership, encourage a long-term focus, and promote retention. The EIP is a stockholder-approved omnibus plan that permits the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other equity-based awards to eligible persons, and covers a total of up to 59,000,000 shares of class A common stock. Shares available for award may be either authorized and unissued or previously issued shares subsequently acquired by the Company.

The EIP became effective in October 2007 upon the completion of the reorganization. The EIP will continue in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the plan is terminated earlier by the Company’s board of directors. No awards may be granted under the plan on or after 10 years from its effective date.

The compensation committee of the board of directors administers the equity incentive plan and determines the non-employee directors, employees and consultants that may be granted awards under the EIP, the size and types of awards, the terms and conditions of awards, the timing of awards and the form and content of the award agreements.

In March 2008, in connection with the IPO, the Company granted non-qualified stock options (“options”), restricted stock awards (“RSA’s”) and restricted stock units (“RSUs”) to its employees and non-employee directors. The Company accounted for these awards under the guidance of SFAS 123R, “Share-Based Payment” (“SFAS 123R”). The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

The options issued during the three months ended March 31, 2008 have an exercise price equal to the Company’s IPO price or $44.00 per share and expire ten years from the date of grant. The options vest in three equal installments on each of the first three anniversaries of the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement.

The fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the assumptions used in the valuation and resulting fair value per option granted during the three months ended March 31, 2008:

For the three months ended March 31:	2008
Expected term (in years)	5.79
Risk-free rate of return	2.6%
Expected volatility	36.1%
Expected dividend yield	1.0%
Weighted-average fair value per option granted	$15.30

The expected term of options represents the weighted-average period the options are expected to remain outstanding and was based on a set of peer companies who had share based payment awards with terms similar to that of Visa. The expected term of options impacts all underlying assumptions used in the Company’s Black-Scholes option-pricing model, including the period applicable for the risk-free rate of return and expected volatility. The risk-free rate of return assumption is based upon the zero coupon U.S. treasury bond rate over the expected term of the Company’s options. As the Company did not have publicly traded stock historically, the expected volatility was based on the average of the historical and implied volatility of a group of peer companies that management believes is generally comparable to Visa. The expected dividends were based on the Company’s expected annual dividend rate on the date of grant.

The following table summarizes the Company’s option activity for the three months ended March 31, 2008:

	Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Exercise Price	Aggregate Intrinsic Value(1)
				in millions
Outstanding at October 1, 2007	—	—			—
Granted	8,971,983	$44.00		$395	$165
Forfeited/expired	(981)	44.00		—	—
Exercised	—	—		—	—

Outstanding at March 31, 2008	8,970,002	$44.00	10.0	$395	$165
Exercisable at March 31, 2008	—	—	—		—
Options vested at March 31, 2008	—	—	—		—

(1)	Intrinsic value is calculated using the stock price at March 31, 2008 of $62.36 less the option exercise price, multiplied by the number of instruments.

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2008 was $15.30. As of March 31, 2008, there was $130 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of approximately 3 years.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards and Restricted Stock Units

In fiscal 2007, the Company instituted a special broad-based bonus program (“special bonus”) for all eligible employees to reward performance during the Company’s reorganization. Half of the special bonus was paid through RSA and RSU awards which vest one year after the completion of the IPO and may be subject to earlier vesting under certain conditions including death, disability or retirement.

In connection with the IPO, the Company also granted RSA and RSU awards to employees. These awards share the same terms and conditions as awards granted in connection with the special bonus.

The RSA and RSU awards granted to the Company’s non-employee directors vest on the first anniversary of the Company’s IPO, subject to earlier vesting in full under certain conditions specified in the award agreement and EIP.

Upon vesting, the RSA awards are settled in class A common stock on a one-for-one basis. During the vesting period, RSA award recipients are eligible to receive dividends and participate in the same voting rights as those granted to the holders of the underlying class A common stock. Upon vesting, RSU awards can be settled in Class A common stock on a one-for-one basis or in cash, or a combination thereof at the Company’s option. The Company does not currently intend to settle any RSU awards in cash. During the vesting period, RSU award recipients are eligible to receive dividend equivalents but do not participate in the voting rights as those granted to the holders of the underlying class A common stock.

Compensation expense associated with RSA’s and RSU’s issued in connection with the IPO is measured based on the IPO share price or $44.00 per share. Future RSA and RSU awards will be valued using the closing stock price of the Class A common stock price as listed on the New York Stock Exchange on the date of grant.

The following table summarizes the Company’s RSA activity for the three months ended March 31, 2008:

	Awards	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding at October 1, 2007	—	—	—	—
Granted:
RSA—Special Bonus	686,183	$44.00	1.0	$43
RSA—IPO	566,800	44.00	1.0	35
RSA—Non-employee directors	36,820	44.00	1.0	2
Vested:
RSA—Special Bonus	—	—	—	—
RSA—IPO	—	—	—	—
RSA—Non-employee directors	—	—	—	—
Forfeited/expired:
RSA—Special Bonus	(542)	44.00	1.0	—
RSA—IPO	—	—	—	—
RSA—Non-employee directors	—	—	—	—

Outstanding at March 31, 2008	1,289,261	$44.00	1.0	$80

(1)	Intrinsic value is calculated using the stock price at March 31, 2008 of $62.36 multiplied by the number of instruments.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2008:

	Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding at October 1, 2007	—	—	—	—
RSU’s granted:
RSU—Special Bonus	391,234	$44.00	1.0	$24
RSU—IPO	208,800	44.00	1.0	13
RSU—Non-employee directors	22,092	44.00	1.0	1
RSU’s vested:
RSU—Special Bonus	—	—	—	—
RSU—IPO	—	—	—	—
RSU—Non-employee directors	—	—	—	—
RSU’s forfeited/expired:
RSU—Special Bonus	(1,521)	44.00	1.0	—
RSU—IPO	—	—	—	—
RSU—Non-employee directors	—	—	—	—

Outstanding at March 31, 2008	620,605	$44.00	1.0	$38

(1)	Intrinsic value is calculated using the stock price at March 31, 2008 of $62.36 multiplied by the number of instruments.

At March 31, 2008, there was $44 million and $18 million of total unrecognized compensation cost related to non-vested RSA’s and RSU’s, respectively. The cost is expected to be recognized over a weighted average period of approximately one year.

The following table summarizes remaining equity instruments available for grant under the EIP:

Available for Grant
Balance October 1, 2007(1)	59,000,000
Options granted	(8,971,983)
Options forfeited	981
RSA granted	(1,289,803)
RSA forfeited	542
RSU granted	(622,126)
RSU forfeited	1,521

Balance March 31, 2008	48,119,132

(1)	Total Class A common stock available for grant under the EIP was approved on October 1, 2007.

The components of share-based compensation expense during the three months ended March 31, 2008 are summarized below:

Three Months ended March 31, 2008
(in millions)
Options	$6
RSA	9
RSU	4

Total	$19

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded its share-based compensation in Personnel on its consolidated statements of operations for the three and six months ended March 31, 2008. The Company did not capitalize any portion of its share-based compensation expense during the three months ended March 31, 2008.

Note 13—Related Parties

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

An affiliate of one of the Company’s customers with an officer who serves on the Company’s board of directors was engaged as one of the Company’s underwriters for the Company’s IPO. This customer was offered and purchased 113 million shares of class A common stock at a price of $42.77 per share, a discount of $1.23 per share based on the IPO price of $44.00 per share. This customer received total underwriter fees from the Company of $139 million during the three months ended March 31, 2008.

Note 14—Commitments and Contingencies

Stock Redemptions

The Company intends to redeem all outstanding shares of class C (series II) common stock in October 2008 at a price of $1.146 billion adjusted for dividends and certain other adjustments and the return to Visa Europe of any subscription receivable outstanding. Visa Europe also has the option to require the Company to redeem all outstanding shares of class C (series II) common stock any time after December 4, 2008. Pursuant to the Amended and Restated Global Restructuring Agreement executed in August 2007, and the Company’s Certificate of Incorporation, the Company is required to redeem 35,263,585 shares of class C (series III) common stock for an aggregate redemption price of $1.5 billion in October 2008.

Dividends

Dividends may be paid on Visa Inc. common stock when, as, and if declared by the Board of Directors out of amounts available for dividends under applicable law. The declaration and payment of dividends will be at the sole discretion of the Board of Directors after taking into account various factors, including our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that the Board of Directors deems relevant.

The Company intends to pay a quarterly dividend in cash, at an annual rate initially equal to $0.42 per share of class A common stock (representing a quarterly rate initially equal to $0.105 per share) commencing with the quarter ended June 30, 2008. Class B and class C common stock will share ratably on an as-converted basis in such dividends. Any dividends received by the class C (series II) shareholders will reduce the redemption price.

Volume and Support Incentives

The Company has agreements with customers for various programs designed to build sales volume and increase the acceptance of its payment products. These agreements, with original terms ranging from one to thirteen years, provide card issuance, marketing and program support based on specific performance requirements. These agreements are designed to encourage customer business and to increase overall Visa-

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

branded payment volume, thereby reducing unit transaction processing costs and increasing brand awareness for all Visa customers.

Payments made and obligations incurred under these programs are included on the Company’s consolidated balance sheets. The Company’s obligation under these customer agreements are generally amortized as a reduction to revenue in the same period as the related revenues are earned, based on management’s estimate of the customer’s performance compared to the terms of the incentive agreement. The agreements may or may not limit the amount of customer incentive payments.

The Company entered into new volume and support incentive agreements during the three months ended March 31, 2008, increasing the Company’s total volume and support incentive commitment. Excluding anticipated revenue to be earned from higher payments and transaction volumes in connection with these agreements, the Company’s potential exposure under agreements that limit the incentive payments, coupled with the Company’s estimate for incentive agreements with no limit, is estimated as follows:

Fiscal (in millions)	Volume and Support Incentives
2008 (remaining six months)	$526
2009-2010	2,035
2011-2012	1,533
Thereafter	714

Total	$4,808

The ultimate amounts to be paid under these agreements may be greater than or less than the estimates above. Based on these agreements, increases in the incentive payments are generally driven by increased payment and transaction volume, and as a result, in the event incentive payments exceed this estimate such payments are not expected to have a material negative effect on the Company’s financial condition, results of operations or cash flows.

Note 15—Income Taxes

Effective Tax Rate

The Company’s effective income tax rates for the three months and six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Effective Income Tax Rate	15%	37%	30%	37%

The effective income tax rates for the three months and six months ended March 31, 2008 differ from those of 2007 primarily due to the loss of a California special deduction, the change in state tax apportionment, and a one-time tax benefit attributable to the remeasurement of our deferred taxes.

The State of California, where the Company is headquartered, historically has not taxed a substantial portion of the reported income on the basis that the Company operated on a cooperative or mutual basis and therefore was eligible for a special deduction. As a result of the Company’s IPO and consequent ownership by parties other than its financial institution customers, the Company is no longer eligible to claim the special deduction,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting in a tax increase. The tax increase is partially offset by a tax decrease resulting from a change in the Company’s state tax apportionment. In addition, the change in state tax apportionment resulted in an estimated $107 million one-time tax benefit in the current fiscal quarter, due to the remeasurement of the Company’s deferred taxes.

The income tax expense differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
U.S. federal income tax	35%	35%
State income taxes, net of federal benefit	3%	3%
Foreign, net of federal benefit	1%	1%
Other	3%	1%
One-time adjustments to reflect:
Catch-up of annualized rate to reflect the loss of California Special Deduction, net of State Apportionment decrease	2%	—
Benefit from Remeasurement of Deferred Taxes due to State Apportionment decrease	(29)%	(10)%

Income tax expense	15%	30%

FIN 48

On October 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting of Uncertainty in Income Taxes. At the date of adoption, the Company’s total unrecognized tax benefits were approximately $320 million, $247 million of which, if recognized, would affect the effective tax rate. Following adoption of FIN 48, in the three and six months ended March 31, 2008 the Company’s total unrecognized tax benefits increased by $7 million and $19 million, respectively, relating to tax positions taken in the current year. If these unrecognized tax benefits would be recognized, substantially all amounts would impact the Company’s effective tax rate.

It is the Company’s policy to account for interest expense and penalties related to uncertain tax position as interest expense and penalties in its statement of operations. At October 1, 2007, the Company had $4 million and $1 million of accrued interest and penalties, respectively, related to uncertain tax positions. For the three months and six months ended March 31, 2008, there were no significant changes in interest and penalties related to uncertain tax positions.

The Company is in the advanced stage of negotiating a resolution with the California Franchise Tax Board regarding certain 1990 to 2003 audit issues, which include the eligibility to claim certain items as special deductions, apportionment computation and research and development credits. The Company believes that it is reasonably possible that the unrecognized tax benefits related to these state audit issues could decrease (whether by settlement, release, or a combination of both) in the next 12 months by as much as $62 million ($34 million related to rate benefit and $28 million related to reduction to goodwill).

The Company is subject to examination by the Internal Revenue Service and various state and foreign tax authorities. The Company has concluded all U.S. federal income tax matters for years through 2002. All material state and foreign tax matters have been concluded for years through 1989.

Note 16—Legal Matters

The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s litigation provision includes provisions of $292 million and $13 million for the three months ended March 31, 2008 and 2007, respectively, and $292 million and $15 million for the six months ended March 31, 2008 and 2007, respectively. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. The Company is presently involved in the matters described below and other legal actions, except for those disclosed below as resolved or settled. From time to time we may engage in settlement discussions or mediations with respect to one or more of our outstanding litigation matters, either on our own behalf or collectively with other parties. The Company will continue to review the litigation accrual and, if necessary, future refinements to the accrual will be made.

The following table summarizes the activity related to accrued litigation for the six months ended March 31, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
	(in millions)
Balance at October 1	$3,682	$1,000
Provision for settled legal matters	4	15
Provision for unsettled legal matters	288	—
Interest accretion on settled matters	77	35
Payments on settled matters	(1,130)	(1)

Balance at March 31	$2,921	$1,049

Covered Litigation

The following table summarizes the activity related to covered litigation matters for the six months ended March 31, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
	(in millions)
Balance at October 1	$2,761	$—
Provision for settled legal matters	—	—
Provision for unsettled legal matters	285	—
Interest accretion on settled matters	46	—
Payments on settled matters(1)	(1,130)	—

Balance at March 31	$1,962	$—

(1)

Payments on American express included $945 million funded through the escrow account established by the Retrospective Responsibility Plan and $185 million funded by the five co-defendant banks. The escrow funds are held in money market investments with the income earned, less the applicable taxes, classified as restricted cash on the Company’s consolidated balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date is classified as a non-current asset. Interest earned on escrow funds is included in

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment income, net, on the Company’s consolidated statement of operations. See Note 5—Retrospective Responsibility Plan, for more information about the Retrospective Responsibility Plan and the escrow account.

Set forth below are updates on proceedings previously reported by the Company in its final prospectus, filed with the Securities and Exchange Commission under Rule 424(b)(4) on March 19, 2008, including Visa Inc.’s audited consolidated balance sheet and related footnotes at October 1, 2007, unaudited consolidated financial statements and related footnotes for the three months ended December 31, 2007, and the audited consolidated financial statements and related notes of Visa U.S.A. for the fiscal year ended September 30, 2007. The updates should be read in conjunction with the description in the prospectus.

The Discover Litigation

On February 15, 2008, Visa U.S.A. and Visa International filed motions for partial summary judgment, challenging aspects of Discover’s damages theory and its debit monopolization claims and asserting that the statute of limitations barred Discover’s suit. Discover also filed a motion for partial summary judgment, renewing its request that the court give collateral estoppel effect to certain findings in the DOJ litigation. Briefing on these motions was complete on April 25, 2008.

On April 18, 2008, the district court ordered Visa U.S.A., Visa International, MasterCard, and Discover to confer and stipulate to terms for non-binding mediation of this dispute.

The American Express Litigation

On March 31, 2008, the initial payment to American Express of $1.13 billion described in the settlement agreement was made by Visa Inc. Of this amount, $945 million was funded through the litigation escrow account established under the Retrospective Responsibility Plan, see Note 5—Retrospective Responsibility Plan, and $185 million was funded by the five co-defendant banks.

The Interchange Litigation

Kendall. On March 7, 2008, the Ninth Circuit affirmed the district court’s dismissal of the complaint. The court concluded that the plaintiffs had failed to plead facts sufficient to establish a conspiracy, and that no amendment could cure the pleading defect. In doing so, the Ninth Circuit also held that the plaintiffs were “indirect purchasers” of Visa U.S.A. and could not recover antitrust damages for their claims.

Multidistrict Litigation Proceedings (MDL). The court entered a revised case management schedule on March 13, 2008, setting deadlines for class certification briefing, expert discovery and dispositive motions and extending fact discovery to October 15, 2008.

On May 8, 2008, putative class plaintiffs served on defendants a motion seeking to certify a class of merchants. Once briefing on the class certification issue is complete, all briefs will be filed with the court.

Retailers’ Litigation

Retailers’ “Opt-Outs”

GMRI, Inc. and Visa U.S.A. participated in the binding mediation session in March 2008 and are now negotiating the terms of a settlement agreement.

Department of Justice Antitrust Case and Related Litigation

Settlement Service Fee Litigation

The Second Circuit Court of Appeals has proposed that oral argument on Visa’s appeal take place the week of June 23, 2008.

New Zealand Interchange Proceedings

In March 2008, the court set a trial date in October 2009 for this matter.

Currency Conversion Litigation

On February 14, 2008, the United States Department of Justice filed an objection on behalf of the United States to the settlement. Among other things, the objection states that the United States is not a member of the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class covered by the settlement. Thus, any claims that the United States may have against Visa or its member banks relating to foreign transactions will not be released by the settlement.

On March 31, 2008, the court held a hearing on whether to approve the settlement and enter the Final Judgment and Order of Dismissal. The court took the matter under submission.

U.S. Department of Justice Civil Investigative Demands

On February 26, 2008, the Division issued a third CID to Visa U.S.A., seeking information regarding a potential violation of the Final Judgment, dated November 26, 2001, in United States v. Visa U.S.A. Inc. et al., 163 F.Supp.2d 322 (S.D.N.Y. 2001). The CID seeks documents, data and narrative responses to several interrogatories and document requests, which focus on alleged termination and waiver provisions in certain agreements between Visa U.S.A. and Visa issuers. Visa U.S.A. is cooperating with the Division in connection with this CID.

AAA Antiques Mall

On February 1, 2008, Visa U.S.A. filed a motion for summary judgment, or, in the alternative, motion to dismiss all claims brought against it.

Intellectual Property Litigation

Cryptography Research

CRI filed its Third Amended Complaint on March 14, 2008. On March 27, 2008, CRI sought leave to file a supplemental complaint, in which it would add Visa Inc. as an additional defendant to the claims of patent infringement, unfair competition, and antitrust violations that were alleged against Visa International in the Third Amended Complaint. On May 8, 2008 the court granted CRI leave to file the supplemental complaint.

Vale Canjeable

On March 14, 2008, Visa International filed an extraordinary appeal of the preliminary injunction ruling with the Commercial Chamber of the Supreme Court.

ITEM 2.	Management’s Discussion and Analysis of Historical and Pro Forma Financial Condition and Results of Operations

Forward-Looking Statements

This management’s discussion and analysis of historical and pro forma financial condition and results of operations contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and similar expressions, which are intended to identify forward-looking statements. In addition, any underlying assumptions are forward-looking statements.

By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from these forward-looking statements as a result of a variety of factors, including all the risks discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and under the heading “Risk Factors” in our final prospectus filed with the Securities and Exchange Commission under Rule 424(b)(4) on March 19, 2008. You are cautioned not to place undue reliance on such statements, which are made only at the date of this report. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa”) on a historical and pro forma basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with Visa Inc.’s unaudited consolidated financial statements and related notes included elsewhere in this report.

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

In order to respond to industry dynamics and enhance Visa’s ability to compete, Visa consummated a reorganization in October 2007 in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc., a Delaware stock corporation. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned by its member financial institutions and entered into a set of contractual arrangements with Visa Inc. In connection with the reorganization, we issued different classes and series of shares reflecting the different rights and obligations of Visa financial institution members and Visa Europe based on the geographic region in which they are located.

To further enhance our competitive position, in March 2008 we successfully completed an IPO and sold 446.6 million shares of class A common stock to the public, raising $19.1 billion in net proceeds. We used $13.4 billion of the net proceeds from the IPO to redeem a portion of the shares of Visa’s financial institution members and as a result Visa is now majority owned by the public. Pursuant to our retrospective responsibility plan, we established an escrow account with $3.0 billion of the net proceeds. Our retrospective responsibility plan is a central component of the reorganization and is designed to address potential liabilities arising from certain litigation that we refer to as covered litigation. Future settlements of, or judgments in, the covered litigation will be payable from the escrow account. Our capital structure was designed to implement a key principle of the retrospective responsibility plan, which is that liability for the covered litigation would remain with the holders of our class B common stock, all of which are members or affiliates of members of Visa U.S.A. See further discussion in Note 5—Retrospective Liability Plan. The remaining net proceeds of $2.7 billion were retained and will be used to fund the redemption of all of the class C (series II) shares and a portion of the class C (series III) shares in October 2008. See Note 1—Organization and Part II, Item 2—“Unregistered Sales of Equity Securities and Use of Proceeds” elsewhere in this report.

There is no historical combined statement of operations of Visa Inc. prior to October 1, 2007, because Visa Inc. did not have any operations prior to the reorganization. In order to provide insight into our operating results and trends affecting our business, this management’s discussion and analysis of our operating results includes a comparison of the results of operations for the three and six months ended March 31, 2008, to the pro forma results of operations for the three and six months ended March 31, 2007, as if the reorganization had occurred on October 1, 2006. This pro forma information is derived from our unaudited consolidated financial statements, and presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” See Note 3—The Reorganization. In addition, this management’s discussion and analysis includes a comparison of our operating results for the three and six months ended March 31, 2008, to the operating results of Visa Inc.’s accounting acquirer, Visa U.S.A., for the three and six months ended March 31, 2007.

The following table sets forth our actual and pro forma operating revenues for the periods presented:

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	Pro Forma 2007	$ Change	% Change	2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
U.S. operating revenues	$886	$797	$89	11%	$1,806	$1,598	$208	13%
Rest of world operating revenues	567	394	173	44%	1,135	767	368	48%

Total operating revenues	$1,453	$1,191	$262	22%	$2,941	$2,365	$576	24%

Our non-U.S. operating revenues for each of the three and six month periods ended March 31, 2008, represented 39% of total operating revenues. Our non-U.S. operating revenues for the comparable periods in fiscal 2007 represented 33% and 32%, respectively, of our total pro forma operating revenues for those periods. Growth in operating revenues outside of the United States accounted for 66% of the increase in total operating revenues for the three months ended March 31, 2008, compared to the same period in 2007, and 64% of the increase in total operating revenues for the six months ended March 31, 2008, compared to the same period in 2007. As anticipated, during the three months ended March 31, 2008, revenue growth in the United States was impacted by a significant increase in volume and support incentives, which reduce our operating revenue. See additional discussion in “Results of Operations” below. A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel. Revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency.

We believe that payments volume and transactions are key drivers of our business. Payments volume is the basis for card service fees and transactions are the basis for data processing fees.

Current period card service fees are generated from payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume. Payments volume and revenues are impacted by changes in currency rates. Payments volume and revenues increased, reflecting in part the impact of the weaker U.S. dollar, during the three and six months ended December 31, 2007, compared to comparable periods in the prior fiscal year. Payments volume increased 19%, to $681 billion, and 17%, to $1.3 trillion, during the three and six months ended December 31, 2007, with double-digit growth in all product categories. Growth outside the United States was 29% and 27% during the three and six months ended December 31, 2007.

The following tables set forth product payments volumes for the periods presented:

	U.S.A.			Rest of World(3)			Visa Inc.
	Three months ended December 31, 2007(4)	Three months ended December 31, 2006(4)	% Change	Three months ended December 31, 2007(4)	Three months ended December 31, 2006(4)	% Change	Three months ended December 31, 2007(4)	Three months ended December 31, 2006(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$176	$163	8%	$206	$160	28%	$382	$324	18%
Consumer debit(1)	183	159	16%	34	24	43%	218	182	19%
Commercial and other	54	45	18%	28	23	21%	81	68	19%

Total Payments Volume	$413	$367	12%	$268	$207	29%	$681	$574	19%
Cash volume	101	95	7%	285	209	36%	386	304	27%

Total Volume(2)	$514	$462	11%	$553	$416	33%	$1,067	$878	21%

	U.S.A.			Rest of World(3)			Visa Inc.
	Six months ended December 31, 2007(4)	Six months ended December 31, 2006(4)	% Change	Six months ended December 31, 2007(4)	Six months ended December 31, 2006(4)	% Change	Six months ended December 31, 2007(4)	Six months ended December 31, 2006(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$341	$317	7%	$388	$307	26%	$729	$625	17%
Consumer debit(1)	354	309	14%	63	44	42%	417	353	18%
Commercial and other	106	91	17%	52	44	20%	158	134	18%

Total Payments Volume	$801	$717	12%	$503	$395	27%	$1,304	$1,112	17%
Cash volume	202	191	6%	533	396	34%	735	587	25%

Total Volume(2)	$1,003	$908	10%	$1,036	$791	31%	$2,039	$1,699	20%

(1)	Includes prepaid volume.
(2)	Total volume is the sum of total payments volume and cash volume. Total payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks.
(3)	Includes Bulgaria and Romania through March 31, 2007, after which time such countries became part of Visa Europe.
(4)	Service fee revenue in a given quarter is assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service fees reported with respect to the three and six months ended March 31, 2008 were based on payments volume reported by our customers for the three and six months ended December 31, 2007.

Transactions processed increased by 1.2 billion, or 15%, to 8.8 billion during the three months ended March 31, 2008, from 7.6 billion in the prior year comparable period. Growth in transactions processed in the United States accounted for 943 million transactions, or 82%, of the growth in transactions processed. Transactions processed increased by 2.2 billion, or 14%, to 17.9 billion during the six months ended March 31, 2008, from 15.7 billion in the prior year comparable period. Growth in transactions processed in the United States accounted for 1.8 billion, or 81%, of the growth in transactions processed.

The following table sets forth transaction volumes for the periods presented:

	Visa Inc.
	3 months ended March 31, 2008	3 months ended March 31, 2007	% Change

Total Transactions(1)	8,800	7,646	15%

	Visa Inc.
	6 months ended March 31, 2008	6 months ended March 31, 2007	% Change

Total Transactions(1)	17,894	15,664	14%

(1)	Represents transactions processed by our Visanet system during the periods presented. Transactions processed are the basis for data processing fees.

Growth in operating revenues exceeded growth in payments and transactions volumes reflecting the continued impact of new service fees and changes in pricing for various services in regions outside the United States as those regions transition to a business model seeking to increase profitability. While we believe that these pricing changes will generate ongoing benefits, we do not believe that the rates of growth in operating revenues during the three and six months ended March 31, 2008, are representative of sustainable future revenue growth because they include the impacts of the new service fees and pricing changes introduced in the second half of fiscal 2007. We expect future price increases to correlate more closely with innovations in our product line and improvements in our service model.

Our business is affected by overall economic conditions and consumer spending patterns. We expect that the impacts of the softening housing market, declining mortgage credit quality, and recent economic trends in the United States will moderate our rate of growth during the remainder of fiscal 2008.

Operating income as a percentage of operating revenue, or operating margin, was 24% and 35% for the three and six months ended March 31, 2008, respectively, compared with pro forma operating margin of 33% in each of the prior year comparable periods. The decline in our operating margin during the three months ended March 31, 2008 compared with the prior year comparable period reflects a litigation provision made during the quarter as discussed further in Note 16—Legal Matters.

The Reorganization and IPO

The reorganization and IPO will impact our business, results of operations and financial condition currently and in future periods in a number of significant ways:

•

Charges. Certain charges directly connected to the reorganization will affect our results of operations in future periods. These charges will include charges during fiscal 2008 related to workforce consolidation due to elimination of overlapping functions and to certain professional fees related to enhancing our systems and infrastructure to support the global organization. We incurred charges related to severance and other termination benefits of $17 million and $44 million during the three and six months ended March 31, 2008, respectively. We are evaluating various alternatives for achieving synergies in the global organization and expect to incur additional charges, which may be significant, during the remainder of fiscal 2008 and in early fiscal 2009. In March 2008, in connection with the IPO, we granted equity compensation awards to employees and non-employee directors. We incurred $12 million in share-based compensation cost during the three months ended March 31, 2008.

•

Visa Europe put option. We have granted Visa Europe the option to cause the sale of Visa Europe to us. We will record any change in the fair market value of this option in our statement of operations. Changes in the value of the put option will result in fluctuations in our reported net income. The exercise of the Visa Europe put option would also result in a significant liquidity event.

•

Income taxes. As a result of completion of the IPO and consequent ownership by parties other than our financial institution customers, we are no longer eligible to claim the special deduction previously available to Visa U.S.A. and Visa International Service Association on the basis that both operated on a cooperative or mutual basis. Our tax provision was updated to reflect the loss of the special deduction during the last six months of fiscal 2008, resulting in an increase in taxes of $9 million for the three and six months ended March 31, 2008. We are evaluating our overall global corporate tax structure as a newly formed global company and are considering various tax alternatives and strategies to assist in managing our overall effective tax rates in the future.

•

One time tax benefit. As anticipated, following our IPO, our earnings for the second fiscal quarter of fiscal 2008 increased by $107 million as a result of a one-time estimated tax benefit due to a change in our state tax apportionment methodology.

•

Redemption of class C (series II and III) common stock. In October 2008 we intend to redeem all class C (series II) and a portion of class C (series III) common stock. A portion of the net IPO proceeds have been set aside to satisfy these obligations. Accretion will be recognized on the fair value of class C (series II) shares until the time of redemption. See Note 10—Stockholders’ Equity and Redeemable Shares for additional information about these redeemable shares.

•

Commercial relationship with Visa Europe. We do not and will not directly operate in the Visa Europe region, which covers the European Union, Iceland, Israel, Liechtenstein, Monaco, Norway, San Marino, Switzerland, Turkey and Vatican City, along with other countries specified in our agreement with Visa Europe, and any other jurisdiction that becomes a full member state of the European Union in the future. Our relationship with Visa Europe is governed by a framework agreement providing for exclusive, perpetual, non-transferable trademark and technology licenses within Visa Europe’s field of use and the provision of certain bilateral services. This agreement is designed to ensure that Visa’s business and processing infrastructures will be both efficient and interoperable on a global basis. This agreement also gives Visa Europe broad rights to operate the Visa business in its region. We will have limited ability to control Visa Europe’s operations and will have limited recourse in the event of a breach of the framework agreement by Visa Europe.

Results of Operations

Operating Revenues and Expenses

Operating Revenues

Our operating revenues consist of gross operating revenues reduced by payments made to customers and merchants under volume and support incentive arrangements. Gross operating revenues consist of service fees, data processing fees, international transaction fees and other revenues. Our operating revenues are based upon aggregate payments volume reported by our customers or transactional information accumulated by our transaction processing systems. Our operating revenues are primarily generated from fees calculated on the payments volume of activity on Visa-branded cards, which we refer to as service fees, and from the fees charged for providing transaction processing, which we refer to as data processing fees. Historically, pricing has varied among our different geographies because geographies outside the United States had operated under an association business model with distinct, autonomous strategies, boards of directors, and management teams. In 2007, geographies outside the United States began the transition to a business model seeking to increase profitability and made competitive increases in their pricing structure. Competitive pricing changes were made in this regard during fiscal 2007 and we will continue to assess opportunities for competitive adjustments. Pricing may be modified on a customer-by-customer basis through volume and support incentive arrangements.

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

The following sets forth the components of our operating revenues:

Service fees

Service fees reflect payments by customers for their participation in card programs carrying our brands. Service fees are primarily calculated on the payments volume of products carrying the Visa brand. We rely on our customers to report payments volume to us. Service fees in a given quarter are assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service fees reported with respect to the three and six months ended March 31, 2008, were based on payments volumes reported by our customers for the three and six months ended December 31, 2007, respectively. Furthermore, pro forma service fees for the three and six months ended March 31, 2007, were based on payments volumes reported by our customers for the three and six months ended December 31, 2006, respectively. These actual and pro forma payments volumes also do not include cash disbursements obtained with Visa-branded cards, balance transfers or convenience checks, which we refer to as cash volume.

Also included in service fees are acceptance fees, which are used to support merchant acceptance and ongoing volume growth initiatives. Two new acceptance fees were introduced in April 2007, which apply to U.S. consumer debit payments volume and U.S. consumer credit and commercial payments volume. These fees supersede previously existing issuer programs. In addition, we introduced a new brand development fee during fiscal 2007.

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

International transaction fees

International transaction fees are assessed to customers on transactions where an issuer is domiciled in one country and a merchant is located in another country. International transaction fees are generally driven by cross- border payments volume, which include the settlement of single currency transactions and currency exchange activities in connection with the settlement of multi-currency transactions. International transaction fees are influenced in large part by levels of travel and the extent to which Visa-branded products are utilized for travel purposes. These fees are recognized as revenues in the same period the related transactions occur or services are performed.

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

Operating Expenses

Our operating expenses consist of: personnel; network, electronic data processing (EDP) and communications; advertising, marketing and promotion; professional and consulting fees; depreciation and amortization; administrative and other; and litigation provision.

Personnel

Personnel expense consists of salaries, stock-based compensation, incentives and various fringe benefits.

Network, EDP and communications

Network, EDP and communications represent expenses for the operation of our electronic payments network, including maintenance, equipment rental and fees for other data processing services.

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

Depreciation and amortization

Depreciation and amortization include depreciation expenses of properties and equipment, as well as amortization of purchased and internally developed software. Also included in this amount are depreciation and amortization of the incremental basis in technology and other assets acquired in the reorganization.

Administrative and other

Administrative and other primarily consist of facilities’ costs and other corporate and overhead expenses in support of our business, such as travel expenses.

Litigation provision

Litigation provision is an estimate of litigation expense and is based on management’s understanding of our litigation profile, the specifics of the case, advice of counsel to the extent appropriate, and management’s best estimate of incurred loss at the balance sheet dates. In accordance with SFAS No. 5, “Accounting for Contingencies,” management records a charge to income for an estimated loss if such loss is probable and estimable. We will continue to review the litigation accrual and, if necessary, future adjustments to the accrual will be made.

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

Other non-operating income

Other non-operating income relates to the change in fair value of the liability under the framework agreement with Visa Europe.

Visa Inc. Three and Six Months Ended March 31, 2008 compared to Visa Inc. Pro Forma Results for the Three and Six Months Ended March 31, 2007

Operating Revenues

Operating revenues were $1.5 billion and $2.9 billion for the three and six months ended March 31, 2008, respectively, and pro forma operating revenues were $1.2 billion and $2.4 billion for the three and six months ended March 31, 2006, respectively, reflecting an increase of $0.3 billion, or 22%, and $0.6 billion, or 24%, over the three and six month prior year comparable periods, respectively. The increase in operating revenues reflects increases in payments volume, which increased 19% and 17% during the three and six months ended December 31, 2007, respectively, compared to the prior year comparable periods. It also reflects an increase in transactions processed, which increased by 15% and 14% during the three and six months ended March 31, 2008, respectively, compared to the prior year comparable periods. Revenue growth was also impacted by increases in the monetary value and the number of cross-border transactions during the three and six months ended March 31, 2008, compared to the prior year comparable periods.

Growth in our operating revenues exceeded growth in payments and transactions volumes due to newly introduced service fees in April 2007, and changes in pricing for various services outside the U.S. since December 31, 2006, as the regions outside the U.S. transitioned to a business model seeking to increase profitability. The new service fees and pricing modifications are discussed further under relevant revenue categories below. While we believe that these pricing changes will generate ongoing benefits, we do not believe that this rate of revenue growth is representative of sustainable future revenue growth because it includes the new service fees introduced in the second half of fiscal 2007. We expect future price increases to correlate more closely with innovations in our product line and improvements in our service model.

The following table presents our operating revenues for the three and six months ended March 31, 2008, compared to the pro forma three and six months ended March 31, 2007.

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	Pro Forma 2007	$ Change	% Change	2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Service fees	$792	$614	$178	29%	$1,524	$1,191	$333	28%
Data processing fees	494	370	124	34%	986	747	239	32%
Volume and support incentives	(338)	(187)	(151)	81%	(588)	(323)	(265)	82%
International transaction fees	379	281	98	35%	760	529	231	44%
Other revenues	126	113	13	12%	259	221	38	17%

Total operating revenues	$1,453	$1,191	$262	22%	$2,941	$2,365	$576	24%

Service fees

Payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume, is the basis for service fees. Payments volume increased $107 billion, or 19%, to $681 billion for the three months ended December 31, 2007, compared to the prior year comparable period. Payments volume increased $192 billion, or 17%, to $1.3 trillion for the six months ended December 31, 2007, compared to the prior year comparable period. The growth in service fees outpaced the growth in underlying payments volume during the three and six months ended March 31, 2008, due primarily to new acceptance fees introduced in April 2007 to support merchant acceptance and volume growth initiatives, which superseded previously existing arrangements with issuers, and the introduction of a new brand development fee in January 2007. The acceptance fees increased service fee revenue by $56 million, or 9%, and $107 million, or 9%, for the three and six months ended March 31, 2008, respectively, compared to the prior year comparable periods. The acceptance fees reflect the restructuring of certain issuer programs in fiscal 2007. While we believe these changes will generate ongoing benefits, we do not believe that the rate of growth in service fees during the three and six months ended March 31, 2008, is representative of sustainable future revenue growth because it includes the impacts of these new fees.

Data processing fees

The increase in data processing fees reflects growth in the number of transactions processed of 15% and 14% during the three and six months ended March 31, 2008, respectively, compared to the number of transactions processed in the prior year comparable periods. We processed 8.8 billion and 17.9 billion transactions during the three and six months ended March 31, 2008, compared to 7.6 billion and 15.7 billion transactions in the prior year comparable periods. Growth in data processing fees outpaced the growth in underlying transaction volumes due to various pricing modifications both inside and outside the United States which collectively increased data processing fees by $49 million, or 13%, and $104 million, or 14% over the prior year comparable periods. The pricing increases outside the United States took place after the first quarter of fiscal 2006 as our businesses outside the United States transitioned to a business model seeking to increase profitability. While we believe these pricing changes will generate ongoing benefits, we do not believe that the rate of growth in data processing fees during the three and six months ended March 31, 2008, is representative of sustainable future revenue growth because it includes the impacts of these changes in pricing.

Volume and support incentives

The increase in volume and support incentives in the current period was primarily attributable to unusually lower levels of contra revenue recorded in fiscal 2007. The lower volume and support incentives in fiscal 2007 were primarily driven by significant performance adjustments recorded in the period. In addition, fiscal 2008 incentives reflect the accounting impacts of: (i) conforming accounting policies of the acquired regions to that of the accounting acquirer; and (ii) the retirement of certain issuer programs in the prior year. Further detail of these and other factors are provided below.

•

We recorded downward adjustments of $68 million related to U.S. based volume and support incentives in the first half of fiscal 2007 as compared to $5 million in adjustments the first half of fiscal 2008, resulting in a year-over-year increase of $63 million. The fiscal 2007 adjustments reflect the impact of lower estimates of future performance under the agreements as the rate of payments volume growth softened.

•

As anticipated, volume and support incentives increased during the three and six months ended March 31, 2008 due to a non-recurring charge related to a customer agreement executed in the period, which increased volume and support incentives by $70 million.

•

As further anticipated, the accounting impact of volume and support incentives assumed upon the restructuring of certain issuer programs in fiscal 2007 increased volume and support incentives by $54 million and $107 million during the three and six months ended March 31, 2008, respectively, versus the prior year comparable periods.

The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to contracts, or new contracts.

The net liability of volume and support incentives changed as follows:

Fiscal 2008
(in millions)
Beginning balance at October 1, 2007, net liability(1)	$(87)
Provision
Current year provision	(591)
Performance adjustments(2)	5
Contractual amendments(3)	(2)

Subtotal volume and support incentives	(588)

Payments	676

Ending balance at March 31, 2008, net asset(4)	$1

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives of Visa Inc. at October 1, 2007.
(2)	Amount represents adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.
(3)	Amount represents adjustments resulting from amendments to existing contractual terms.
(4)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented in the consolidated balance sheet of Visa Inc. at March 31, 2008.

International transaction fees

The increase in international transaction fees was primarily driven by single currency and multi-currency payments volume, which both experienced strong double digit growth compared to prior year comparable periods, reflecting more cross-border transactions and the continued expansion in the use of electronic payments for travel purposes as overall global travel has increased. Growth in international transaction fees outpaced the increase in single currency and multi-currency payments volume primarily due to modifications to pricing structures for these transactions outside the United States. The pricing increases outside the U.S. took place in all geographical regions after the second quarter of fiscal 2006 as our businesses outside the United States transitioned to a business model seeking to increase profitability. While we believe these pricing changes will generate ongoing benefits, we do not believe that the rate of growth in international transaction fees during the three and six months ended March 31, 2008, is representative of sustainable future revenue growth because it includes the impacts of these changes in pricing.

Other revenues

The increase in other revenues over the three and six month comparable periods was primarily driven by fees related to the Visa Extras loyalty platform in which enrolled Visa cardholders earn reward points toward qualifying purchases. Visa earns revenues from its financial service institution customers for administrative and rewards fulfillment services performed in support of the Visa Extras platform. Beginning in fiscal 2008, we increased fines associated with our Cardholder Information Security Program for acquirers whose merchants have not yet met compliance standards, resulting in an increase to other revenue of $4 million and $10 million during the three and six months ended March 31, 2008, respectively, compared to prior year comparable periods.

Operating Expenses

Operating expenses increased by $307 million and $337 million, or 39% and 21%, during the three and six months ended March 31, 2008, respectively, compared to pro forma operating expenses for the three and six months ended March 31, 2007. The change for both the three and six month periods primarily reflects increases in litigation provision and advertising, marketing and promotion during the three months ended March 31, 2008.

The following table sets forth the components of our operating expenses for the three and six months ended March 31, 2008 compared to our operating expenses on a pro forma basis for the three and six months ended March 31, 2007.

	Three Months Ended March 31,		2008 vs. 2007		Six Months Ended March 31,		2008 vs. 2007
	2008	Pro Forma 2007	$ Change	% Change	2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Personnel	$289	$269	20	7%	$572	$542	30	6%
Network, EDP and communications	78	69	9	13%	161	137	24	18%
Advertising, marketing and promotion	215	182	33	18%	425	387	38	10%
Professional and consulting fees	96	136	(40)	(29)%	194	237	(43)	(18)%
Depreciation and amortization	59	54	5	9%	121	109	12	11%
Administrative and other	75	74	1	1%	149	150	(1)	(1)%
Litigation provision	292	13	279	NM	292	15	277	NM

Total Operating Expenses	$1,104	$797	$307	39%	$1,914	$1,577	$337	21%

Personnel

The increase in personnel expense for the three and six months ended March 31, 2008 primarily reflects the offsetting impacts of severance and other charges incurred during the periods associated with workforce consolidation and elimination of overlapping functions, compensation expenses related to stock-based awards granted to employees in connection with our IPO, and reductions of expense due to changes to our defined pension benefit plan effective in fiscal 2008. During the three and six months ended March 31, 2008, we incurred $17 million and $44 million in severance and other charges related to workforce consolidation. We are evaluating various alternatives for achieving synergies in the global organization and expect to incur additional charges, which may be significant, during the remainder of fiscal 2008 and in early fiscal 2009. In connection with our IPO in March, 2008, employees were granted stock-based awards and as a result, we recognized $12 million in compensation expense during the three months ended March 31, 2008. We expect to incur additional share-based compensation costs during the remainder of fiscal 2008.

Charges incurred related to workforce consolidation and equity awards were offset by a reduction of $9 million and $18 million in pension expense during the three and six months ended March 31, 2008, respectively, due to conversion of our defined benefit pension plan to a cash-balance plan in fiscal 2008. During the second half of fiscal 2008 we may incur additional pension expense, which could be significant, due to early recognition of service and interest costs related to employee attrition during fiscal 2008. Should the deterioration in market conditions continue in fiscal 2008, we expect that the value of our pension plan assets upon remeasurement in September 2008 will result in an increase to our pension plan expense in fiscal 2009.

Network, EDP and communications

The increase in network, EDP and communications expense during the six months ended March 31, 2008 compared to pro forma network, EDP and communications expense during the comparable period in fiscal 2007, was primarily due to the following:

•	a $12 million increase in fees paid for debit processing services for charges related to processing transactions through non-Visa networks; and

•	an $11 million increase in maintenance, equipment rental and other costs related to outsourcing certain development activities to remote locations in the prior year.

Fees for data processing services related to processing transactions through non-Visa networks would be expected to grow over time as the worldwide migration from paper-based to electronic payments continues. Maintenance and equipment rental costs may continue to increase over time as we continue to evaluate out-sourcing alternatives for certain support functions.

Advertising, marketing and promotion

The increase in advertising, marketing and promotion expense in both the three and six month periods ended March 31, 2008 was primarily driven by higher advertising and promotion spending in connection with the 2008 Beijing Summer Olympics coupled with increased promotional activity related to our Visa Extras rewards program. We expect that significant expenditures related to the 2008 Beijing Olympics will continue in fiscal 2008.

Professional and consulting fees

During the three and six months ended March 31, 2008, consulting and legal fees incurred to support the IPO in fiscal 2008 were offset against the net proceeds from IPO, reducing professional and consulting fees by $24 million versus prior year comparable periods. During 2007, professional fees incurred to support the reorganization were expensed. Additionally, legal fees decreased in the six months ended March 31, 2008 reflecting settlement of currency conversion litigation in the first quarter of fiscal 2007. We expect that professional fees will increase during the second half of fiscal 2008 due to anticipated investment in new product initiatives.

Depreciation and amortization

The increase in depreciation and amortization expense during the six months ended March 31, 2008, primarily relates to amortization costs associated with additional software licenses deployed in support of ongoing payments system infrastructure and maintenance projects. Software amortization expense would be expected to increase over time as we are committed to maintaining and enhancing our networks as well as to developing new payment products.

Litigation provision

The increase in litigation provision primarily reflects a $285 million liability estimate under the provisions of SFAS No. 5, “Accounting for Contingencies”, related to the covered litigation. See Note 16—Legal Matters to the Visa Inc. consolidated financial statements for the three and six months ended March 31, 2008.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the three and six months ended March 31, 2008 compared to our other income (expense) on a pro forma basis for the three and six months ended March 31, 2007.

	Three Months Ended March 31,		2008 vs. 2007		Six Months Ended March 31,		2008 vs. 2007
	2008	Pro Forma 2007	$ Change	% Change	2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$—	$—	$—		$1	$—	$1	NM
Interest expense	(41)	(24)	(17)	71%	(86)	(48)	(38)	79%
Investment income, net	34	36	(2)	(6)%	75	76	(1)	(1)%
Other	28	—	28	NM	36	—	36	NM

Total Other Income (Expense)	$21	$12	$9	75%	$26	$28	$(2)	(7)%

Interest expense

The increase in interest expense during the three and six months ended March 31, 2008 compared to pro forma interest expense during the three and six months ended March 31, 2007 was primarily due to interest accretion attributed to the American Express Settlement. See Note 16—Legal Matters to our unaudited consolidated financial statements.

Other non-operating income

Other non-operating income in the three and six months ended March 31, 2008 reflects a reduction in the fair market value of our liability under the Framework Agreement with Visa Europe due to changes in the LIBOR interest rate. See Note 4—Visa Europe to our consolidated financial statements.

Income Taxes

Visa Inc’s effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates decreased to 15% and 30% for the three months and six months ended March 31, 2008, respectively, from the pro forma 39% in the prior year comparable periods. The decrease is primarily due to the loss of a California special deduction offset by the change in state tax apportionment, and a one-time tax benefit attributable to the remeasurement of our deferred taxes.

The State of California, where Visa is headquartered, historically has not taxed a substantial portion of the reported income on the basis that the Company operated on a cooperative or mutual basis and therefore was eligible for a special deduction. As a result of our IPO and consequent ownership by parties other than our financial institution customers, we are no longer eligible to claim the special deduction, resulting in a tax increase. The tax increase is partially offset by a tax decrease resulted from a change in our state tax apportionment. In addition, the change in state tax apportionment results in an estimated $107 million one-time tax benefit in the current fiscal quarter, due to the remeasurement of our deferred taxes.

The income tax expense differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	3 Months Ended March 31, 2008	6 Months Ended March 31, 2008
U.S. federal income tax	35%	35%
State income taxes, net of federal benefit	3%	3%
Foreign, net of federal benefit	1%	1%
Other	3%	1%
One-time adjustments to reflect:
Catch-up of annualized rate to reflect the loss of California Special Deduction, net of State Apportionment decrease	2%	—
Benefit from Remeasurement of Deferred Taxes due to State Apportionment decrease	(29)%	(10)%

Income tax expense	15%	30%

We are in the advanced stage of negotiating a resolution with the California Franchise Tax Board regarding certain 1990 to 2003 audit issues, which include the eligibility to claim certain items as special deductions, apportionment computation and research and development credits. We believe that it is reasonably possible that the unrecognized tax benefits related to these state audit issues could decrease (whether by settlement, release, or a combination of both) in the next 12 months by as much as $62 million ($34 million related to rate benefit and $28 million related to reduction to goodwill).

Visa Inc. Three and Six Months Ended March 31, 2008, compared to Visa U.S.A. Three and Six Months Ended March 31, 2007

The following discussion of results of operations compares Visa Inc. consolidated results for the three and six months ended March 31, 2008, to Visa U.S.A. results for the three and six months ended March 31, 2007. Visa U.S.A. was deemed the accounting acquirer in the reorganization that took place on October 1, 2007, and therefore Visa U.S.A. results are the historical predecessor for those of Visa Inc.

Operating Revenues

Operating revenues were $1.5 billion and $2.9 billion for the three and six months ended March 31, 2008, respectively, compared to $0.8 billion and $1.7 billion for the three and six months ended March 31, 2007, respectively. This reflects an increase of $0.6 billion, or 79%, and $1.3 billion, or 77%, over the three and six month comparable periods ended March 31, 2007, respectively. The increase in operating revenues primarily reflects the inclusion of $0.7 billion and $1.3 billion, respectively, of operating revenues from other regions upon the reorganization on October 1, 2007, offset by the absence of data processing and other revenues previously earned from Visa International and Visa Canada.

The following table compares our operating revenues for the three and six months ended March 31, 2008, with those of Visa U.S.A. for the three and six months ended March 31, 2007.

	Three Months Ended March 31,				Six Months Ended March 31,
	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change
	(in millions, except percentages)
Service fees	$792	$460	$332	72%	$1,524	$911	$613	67%
Data processing fees	494	321	173	54%	986	652	334	51%
Volume and support incentives	(338)	(137)	(201)	147%	(588)	(234)	(354)	151%
International transaction fees	379	105	274	261%	760	211	549	260%
Other revenues	126	64	62	97%	259	118	141	119%

Total operating revenues	$1,453	$813	$640	79%	$2,941	$1,658	$1,283	77%

Service fees

The increase in service fees for the three and six months ended March 31, 2008, over the prior year comparable periods, is primarily driven by the inclusion of service fees from acquired regions upon the reorganization on October 1, 2007, which represents an increase of $236 million, or 51%, and $431 million, or 47%, respectively. An additional increase of $56 million and $107 million, or 12% over each of the three and six month comparable prior year periods is attributable to new acceptance fees introduced in April 2007. The remainder of the increase primarily reflects U.S. payments volume growth of 12% during each of the three and six month periods ended March 31, 2008 over prior year comparable periods.

Data processing fees

The increase in data processing fees over the three and six month comparable prior year periods is primarily due to the inclusion of data processing fees from acquired regions upon the reorganization on October 1, 2007, which represents an increase of $107 million, or 33%, and $215 million, or 33%, respectively. Growth in data processing fees in the United States over the three and six month comparable periods represents an increase of $48 million, or 15%, and $172 million, or 26%, respectively. Growth in data processing fees in the United States during the three and six months ended March 31, 2008 primarily reflects the combined impacts of:

•	growth in transaction counts, which increased 15% and 14%, respectively, compared with the prior year comparable periods, and

•	competitive pricing increases primarily related to the Interlink Network.

During the three and six months ended March 31, 2008, these increases are offset by the absence of $22 million and $43 million, respectively, of data processing revenues previously earned from Visa International regions and Visa Canada. Upon the reorganization, Visa U.S.A., Visa International, and Visa Canada became direct or indirect subsidiaries of Visa Inc. and these fees are eliminated in consolidation.

Volume and support incentives

During the three and six months ended March 31, 2008, volume and support incentives increased by $58 million, or 42%, and $114 million, or 49%, respectively, compared with prior year comparable periods due to inclusion of volume and support incentives from the acquired regions upon the reorganization on October 1, 2007.

The remainder of the increase in volume and support incentives in the current period was primarily attributable to unusually lower levels of contra revenue recorded in fiscal 2007. The lower volume and support incentives in fiscal 2007 were primarily driven by significant performance adjustments recorded in the period. In addition, fiscal 2008 incentives reflect the accounting impacts of: (i) conforming accounting policies of the acquired regions to that of the accounting acquirer; and (ii) the retirement of certain issuer programs in the prior year. Further detail of these and other factors are provided below.

•

We recorded downward adjustments of $68 million related to U.S. based volume and support incentives in the first half of fiscal 2007 as compared to $5 million in adjustments the first half of fiscal 2008, resulting in a year-over-year increase of $63 million. The fiscal 2007 adjustments reflect the impact of lower estimates of future performance under the agreements as the rate of payments volume growth softened.

•

As anticipated, volume and support incentives increased during the three and six months ended March 31, 2008 due to a non-recurring charge related to a customer agreement executed in the period, which increased volume and support incentives by $70 million.

•

As further anticipated, the accounting impact of volume and support incentives assumed upon the restructuring of certain issuer programs in fiscal 2007 increased volume and support incentives by $54 million and $107 million during the three and six months ended March 31, 2008, respectively, versus the prior year comparable periods.

The above increases were offset by the absence of incentives provided under our Cardholder Security Information Program in fiscal 2007.

International transaction fees

During the three and six months ended March 31, 2008, international transaction fees increased by $253 million, or 241% and $501 million, or 237%, respectively, primarily due to inclusion of international transaction fees of acquired regions upon the reorganization on October 1, 2007. Further increases were due to growth in multi-currency payments volume international transaction fees reflecting more cross-border transactions and continued expansion in the use of electronic payments for travel purposes as overall global travel has increased. The remainder of the increase is attributable to increases in the amount of differential between foreign and domestic interchange rates.

Other revenues

The increase in other revenues during the three and six months ended March 31, 2008 reflects inclusion of other revenues from acquired regions upon the reorganization on October 1, 2007 representing $49 million, or 77%, and $101 million, or 86%, compared with prior year comparable periods, respectively. License fees and fees for other services provided under the framework agreement with Visa Europe, which became effective at the time of the reorganization, represented increases of $44 million, or 69%, and $88 million, or 75%, respectively, for the three and six months ended March 31, 2008, compared with prior year comparable periods. During the three and six months ended March 31, 2008, these increases were offset by the absence of $35 million and $65 million, respectively, in project revenues previously earned for services provided to Visa International regions and Visa Canada in the prior year comparable periods.

Operating Expenses

Operating expenses increased $562 million and $836 million, or 104% and 78%, during the three and six months ended March 31, 2008, respectively, compared to the prior year comparable periods. The change in operating expense is primarily due to operating expenses from the acquired regions and an additional litigation provision during the three months ended March 31, 2008.

The following table sets forth the components of our operating expenses for the three and six months ended March 31, 2008 compared to the three and six months ended March 31, 2007.

	For the three months ended March 31,		2008 vs. 2007		For the six months ended March 31,		2008 vs. 2007
	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change
Personnel	$289	$174	$115	66%	$572	$345	$227	66%
Network, EDP and communications	78	54	24	44%	161	109	52	48%
Advertising, marketing and promotion	215	105	110	105%	425	219	206	94%
Visa International fees	—	43	(43)	NM	—	86	(86)	NM
Professional and consulting fees	96	79	17	22%	194	150	44	29%
Depreciation and amortization	59	28	31	111%	121	57	64	112%
Administrative and other	75	46	29	63%	149	97	52	54%
Litigation provision	292	13	279	NM	292	15	277	NM

Total Operating Expenses	$1,104	$542	$562	104%	$1,914	$1,078	$836	78%

Personnel

The increase in personnel expense was primarily due to:

•	$97 million and $194 million in personnel expense attributed to the acquired regions in the three and six months ended March 31, 2008, respectively;

•

$17 million and $44 million in severance charges related to workforce consolidation due to the elimination of overlapping functions directly connected to the reorganization in the three and six months ended March 31, 2008, respectively; and

•	$12 million in stock based compensation expense reflecting stock-based incentives awarded to our employees in connection with our IPO.

These increases were offset by reductions in personnel expense primarily due to changes in our defined benefit pension plan since the prior year comparable periods. During the second half of fiscal 2008 we may incur additional pension expense, which could be significant, due to early recognition of service and interest costs related to employee attrition during fiscal 2008. Should the deterioration in market conditions continue in fiscal 2008, we expect that the value of our pension plan assets upon remeasurement in September 2008 will result in an increase to our pension plan expense in fiscal 2009.

Network, EDP and communications

The increase in network, EDP and communications expense during the three and six months ended March 31, 2008 was primarily due to $17 million and $34 million in network, EDP and communications expense, respectively, attributed to the acquired regions. The remainder of the increase reflects higher fees paid for debit processing services for charges related to processing transactions through non-Visa networks, and higher software maintenance and hardware rental expense. Fees for data processing services related to processing transactions through non-Visa networks would be expected to grow over time as the worldwide migration from paper-based to electronic payments continues. Maintenance and equipment rental costs may continue to increase over time as we continue to evaluate out-sourcing alternatives for certain support functions.

Advertising, marketing and promotion

The increase in advertising, marketing and promotion during the three and six months ended March 31, 2008 primarily reflects $102 million and $188 million in advertising, marketing and promotion expense, respectively, attributed to the acquired regions.

Visa International fees

Visa International fees ceased as a result of the reorganization, as Visa U.S.A. and Visa International are both direct subsidiaries of Visa Inc.

Professional and consulting fees

The increase in professional and consulting fees primarily reflects $13 million and $35 million in professional and consulting expense attributed to the acquired regions during the three and six months ended March 31, 2008, respectively.

Depreciation and amortization

The increase in depreciation and amortization primarily reflects $31 million and $60 million in depreciation and amortization attributed to the acquired regions during the three and six months ended March 31, 2008 respectively. Included in these amounts are $17 million and $34 million for the three and six months ended March 31, 2008, respectively, related to the incremental basis in technology and other assets acquired in the reorganization.

Administrative and Other

The increase in administrative and other expense during the three and six months ended March 31, 2008 primarily reflects $40 million and $84 million, respectively, attributed to the acquired regions, offset by the absence of $16 million and $31 million in facilities expense paid to the real estate joint ventures owned by Visa U.S.A. and Visa International, which were consolidated as part of Visa Inc. following the reorganization in the three and six months ended March 31, 2008 respectively.

Litigation provision

The increase in litigation provision for the three and six months ended March 31, 2008 primarily reflects a $285 million liability estimate under the provisions of SFAS No. 5, “Accounting for contingencies”, related to the covered litigation. See Note 16—Legal Matters.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the three and six months ended March 31, 2008 compared to Visa U.S.A.’s other income (expense) for the comparable periods in fiscal 2007.

	Three Months Ended March 31,		2008 vs. 2007		Six Months Ended March 31,		2008 vs. 2007
	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$—	$13	$(13)	NM	$1	$25	$(24)	(96)%
Interest expense	(41)	(20)	(21)	105%	(86)	(40)	(46)	115%
Investment income, net	34	24	10	42%	75	46	29	63%
Other	28	—	28	NM	36	—	36	NM

Total Other Income (Expense)	$21	$17	$4	24%	$26	$31	$(5)	(16)%

Equity in earnings of unconsolidated affiliates

The decrease in other non-operating income is primarily due to the absence of equity in earnings of Visa International which was acquired in the reorganization.

Interest expense

The increase in interest expense was primarily due to interest accretion attributed to the American Express Settlement. See Note 16—Legal Matters to the Visa Inc. consolidated financial statements.

Investment income, net

The increase in investment income, net was primarily driven by investment income of $12 million and $28 million from the acquired regions during the three and six months ended March 31, 2008.

Other non-operating income

Other non-operating income reflects adjustments to the fair market value of our liability under the Framework Agreement with Visa Europe due to changes in the LIBOR rate. See Note 4—Visa Europe.

Income Taxes

Visa Inc.’s effective tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective tax rates decreased to 15% and 30% for the three months and six months ended March 31, 2008, respectively, from Visa U.S.A.’s 37% in the comparable periods ended

March 31, 2007. The decrease is primarily due to the loss of a California special deduction, the change in state tax apportionment, and a one-time tax benefit attributable to the remeasurement of our deferred taxes.

Liquidity and Capital Resources

Our Management of Our Liquidity

Prior to our reorganization, Visa U.S.A., Visa International and Visa Canada each managed their own short-term and long-term liquidity needs. With the completion of the reorganization, we now manage our corporate finance and treasury functions on an integrated basis.

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

Based on our cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months. However, our ability to maintain liquidity could be adversely affected by several factors described under Item 1A—“Risk Factors,” elsewhere in this report. Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance and other relevant circumstances.

The following table sets forth summarized data for the consolidated balance sheet of Visa Inc. at March 31, 2008:

March 31, 2008
(in millions, unaudited)
Consolidated Balance Sheet Data
Cash and cash equivalents	$5,041
Current portion of restricted cash—litigation escrow	1,285
Current portion of restricted cash—tax escrow	116
Short-term investment securities, available-for-sale	598
Total current assets	10,086
Long-term restricted cash—litigation escrow	770
Long-term investments securities, available-for-sale	194
Current portion of long-term debt	72
Current portion of accrued litigation obligation	1,572
Total current liabilities	5,841
Long-term debt	40
Long-term portion of accrued litigation obligation	1,349
Total stockholders’ equity	21,188
Working capital	4,245

Cash Flow Data

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended March 31, 2008:

For the six months ended March 31, 2008
(in millions)
Total cash provided by (used in):
Operating activities	$(252)
Investing activities	1,549
Financing activities	3,469

Increase in cash and cash equivalents	$4,766

Operating Activities

Cash used in operating activities for the six months ended March 31, 2008 was $252 million. This amount was lower than income provided by operations primarily due to:

•

Use of cash of $1,131 million for litigation settlement payments, off-set by $370 million for accretion and accrued litigation, for a net use of cash of $761 million. Of the $1,131 million total payments, $1,130 million was related to the American Express settlement, of which $945 million was paid by us and $185 million was paid by the five co-defendant banks. The $945 million paid by us was funded by the litigation escrow account and shown as an increase in cash from financing activities;

•

Use of cash of $296 million reflecting settlement transactions. The change in net settlement receivables and payables relates to timing differences, processed volume changes and exchange rate fluctuations. Given the proximity of the quarter end to a weekend, the Company carried a higher level of multi-currency transactions in its net settlement balances. This use of cash represents the net of the increases in settlement receivable and increases in settlement payable during the six months ended March 31, 2008;

•	Use of cash reflecting annual compensation benefit payments reflected as a reduction of $154 million in accrued compensation; and

•	Use of cash reflecting volume and support incentive payments of $676 million, off-set by amortization on volume and support incentives of $588 million, for a net use of cash of $88 million.

These uses of cash were offset by deferred taxes payable on income provided by operations, depreciation and amortization, and other non-cash items, as well as changes in other operating assets and liabilities.

Investing Activities

Cash provided by investing activities was $1,549 million for the six months ended March 31, 2008. Cash flows from investing activities primarily reflect $1,002 million of cash acquired through the reorganization and net cash proceeds from the sales and maturities of investment securities of $779 million due to a shift in investments from debt securities to shorter-term cash equivalents, which offer more favorable yields. In addition, we purchased property, equipment and technology of $237 million primarily related to the new data center under construction on the east coast. Construction is expected to be completed in fiscal 2010.

Financing Activities

Cash provided by financing activities was $3,469 million for the six months ended March 31, 2008. This amount includes IPO related activities as follows:

•	Source of cash reflecting proceeds from the issuance of Class A common stock of $19,100 million, net of issuance costs of $550 million;

•	Use of cash reflecting the redemption Class B and Class C (series I) common stock of $13,446 million;

•

Use of cash reflecting the payment to the litigation escrow account of $3,000 million for the covered litigation matters in accordance with the Retrospective Responsibility Plan (see Note 5—Retrospective Responsibility Plan); and

•	Use of cash reflecting the payment to an escrow account for taxes withheld on stock proceeds of $116 million.

In addition, there was a source of cash of $945 million, reflecting funding of covered litigation payments in March 2008 from the litigation escrow account, and use of cash of $14 million for routine debt payments during the six months ended March 31, 2008.

We believe that our current level of cash and borrowing capacity under our credit facilities described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity, or otherwise. Our current cash flow strategy is to provide timely payments settlement due from and due to issuing and acquiring customers, to pay off debt (including litigation settlements), to make planned capital investments in our business, to pay dividends and repurchase our shares at the discretion of the Board of Directors, and to invest excess cash in securities that we believe are high-quality and marketable in the short term.

Sources of Liquidity

In addition to the net proceeds from our recent IPO, our primary sources of liquidity are cash on hand, a fixed income investment portfolio comprised of highly rated debt instruments, cash flow from operating activities and access to various borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term available-for-sale investment securities, or long-term available-for-sale investment securities based on our estimates of when those funds will be required. At March 31, 2008, our total liquid assets, consisting of cash, cash equivalents, and short- and long-term available-for-sale investment securities were $5.8 billion.

A portion of the proceeds from our IPO are held in an escrow account for use in the payment of covered litigation matters (see Note 5—Retrospective Responsibility Plan). The balance in this account at March 31, 2008 was $2,055 million and is reflected as restricted cash on our consolidated balance sheet ($1,285 million in current assets and $770 million in long-term assets). As this money is restricted for use solely for the purpose of making payments related to covered litigation matters, we have not included it as part of our liquid assets. However, it should be viewed as a source of cash for covered litigation matters, as described below under Uses of Liquidity.

Revolving credit facilities.    Prior to the February 15, 2008 facility referred to below, we maintained certain unsecured revolving credit facilities providing for borrowings of up to $2.25 billion in order to provide liquidity in the event of settlement failures by our customers, to back up the commercial paper program discussed below and for general corporate purposes. The participating lenders in these revolving credit facilities included certain customers or affiliates. There were no borrowings under these revolving credit facilities during the six months ended March 31, 2008 or during fiscal 2007 or 2006. These facilities contained certain financial covenant requirements associated with maintaining minimum levels of accumulated net income and a maximum level of debt and events of default customary for financings of this type.

On November 15, 2007, Visa International entered into a new, single $2.25 billion 364-day revolving credit facility (the November 2007 facility) which replaced the previously-mentioned credit facilities. The November 2007 facility, which was to mature in November 2008, allowed Visa International to substitute Visa Inc. as the borrower under this facility and contained covenants and events of default customary for facilities of this type.

On February 15, 2008, we entered into a $3.0 billion five-year revolving credit facility with a syndicate of banks including affiliates of certain class B and class C stockholders. This five-year facility replaced Visa International’s November 2007 facility. Loans under the five-year facility may be in the form of base rate loans, which will bear interest at a rate equal to the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, at a rate equal to the federal funds rate plus an applicable margin of 0.11% to 0.30% based on the borrower’s credit rating, or in the form of eurocurrency loans, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus the same applicable margin. This facility contains certain covenants, including a covenant that limits the use of the proceeds of any loan to (a) refinancing indebtedness, (b) ensuring the integrity of the settlement process in the event of member failure, (c) use as a backup for our commercial paper program and (d) for general corporate purposes. This facility also contains financial covenant requirements relating to a maximum level of debt to EBITDA and events of default customary for financings of this type. Our new facility expires on February 15, 2013. There have been no borrowings under this facility. At March 31, 2008, we were in compliance with all covenants with respect to this facility.

U.S. commercial paper programs.    We maintain a $500 million U.S. commercial paper program, which provides for the issuance of unsecured debt with maturities up to 270 days from the date of issuance at interest rates generally extended to companies with comparable credit ratings. The commercial paper program is our primary source of short-term borrowed funds, and commercial paper is issued to cover short-term cash needs during peak settlement periods. At March 31, 2008, we had no obligations outstanding under this program. There are no financial covenants related to this program.

Medium-term note program.    Visa International has established a medium-term note program authorizing the issuance of a maximum $250 million of unsecured, private placement notes. The notes may be issued with maturities from nine months to 30 years at fixed or floating interest rates. At March 31, 2008, we had notes outstanding in an aggregate amount of $40 million, which mature in August 2009 and have a fixed interest rate of 7.53%. Interest expense on the outstanding notes during the three and six months ended March 31, 2008 was less than $1 million and $2 million, respectively. There are no financial covenants related to this program.

Uses of Liquidity

Payments settlement requirements.    Payments settlement due from and due to issuing and acquiring customers represents our most consistent liquidity requirement, arising primarily from the payments settlement of certain credit and debit transactions and the timing of payments settlement between financial institution customers with settlement currencies other than the U.S. dollar. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain a liquidity position sufficient to enable uninterrupted daily net settlement. Typically, the highest seasonal liquidity demand is experienced in December and early January during the holiday shopping season. During the six months ended March 31, 2008, we funded average daily net settlement receivable balances of $189 million, with the highest daily balance being $319 million.

Litigation. Visa and its subsidiaries are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the covered litigation. We have a retrospective responsibility plan to address settlements and judgments arising from the covered litigation. As part of the plan, we deposited $3.0 billion into an escrow account from which settlements of, or judgments in, the covered litigation will be paid. The amount deposited in the escrow account caused the conversion ratio of class B shares to shares of class A common stock to decline. We may be directed by the litigation committee to conduct additional sales of class A common stock in order to increase the escrow amount, in which case the conversion rate of the class B common stock will be subject to an additional dilutive adjustment to the extent of the net proceeds from those sales.

During the three months ended March 31, 2008, we recorded an additional litigation provision of $285 million related to the covered litigation as a charge against income. The determination to record this additional provision was based on management’s present understanding of its litigation profile and the specifics of each case and takes into account the determination of the litigation committee.

Together with Visa U.S.A. and Visa International, we entered into an agreement with American Express that became effective on November 9, 2007 to settle litigation, American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al, that had been pending since 2004. The settlement ended all current litigation between American Express and Visa U.S.A. and Visa International, as well as the related litigation between American Express and five co-defendant banks. Under the settlement agreement, American Express will receive maximum payments of $2.25 billion, including up to $2.07 billion from us and $185 million from the five co-defendant banks. An initial payment of $1.13 billion was made in March 2008, including $945 million from us and $185 million from the five co-defendant banks. Beginning April 1, 2008, we will pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. The initial $945 million payment made by us was funded out of the litigation escrow account, as will all future payments related to this covered litigation settlement.

Judgments and settlements in litigation, other than covered litigation, could give rise to future liquidity needs. For example, in connection with our retailers’ litigation settlement in fiscal 2003, we are required to make annual settlement payments of $200 million through fiscal 2012.

On February 21, 2008, pursuant to our retrospective responsibility plan, the litigation committee determined that the escrow amount should be established at $3.0 billion. This amount was deposited in an escrow account promptly following our IPO. In accordance with the terms of the retrospective responsibility plan, settlements of, or judgments in, covered litigation will be paid from this account. See Note 5—Retrospective Responsibility Plan to our consolidated financial statements as of March 31, 2008. For the quarter ended March 31, 2008, we recorded an additional litigation provision of $285 million related to the covered litigation, which was recorded as a charge against income. The determination to record this additional provision was based on management’s present understanding of its litigation profile and the specifics of each case, and takes into account the determination of the litigation committee.

Redemption of class C common stock. In March 2008, we redeemed 154,738,487 shares of class B common stock for $6,618 million and 159,657,751 shares of class C (series I) common stock for $6,828 million. In October 2008, we intend to redeem (i) all of the class C (series II) common stock at an aggregate redemption price of $1.146 billion and (ii) 35,263,585 shares of class C (series III) common stock at an aggregate redemption price of $1.5 billion.

Visa Europe put-call option agreement. We have granted Visa Europe a put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time after the first anniversary of our IPO. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to our common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. Upon exercise of the put option, we will be obligated, subject only to regulatory approvals and other limited conditions, to pay the purchase price within 285 days in cash or, at our option, with a combination of cash and shares of our publicly tradable common stock. The portion of the purchase price we will be able to pay in stock will initially be limited to 43.8% based upon the redemption of class C (series I) common stock and will be reduced to the extent of any further redemptions of, or exceptions made by the directors to the transfer restrictions applicable to, the class C (series I) common stock. We must pay the purchase price in cash if the settlement of the put option occurs after March 25, 2011.

We will incur a substantial financial obligation if Visa Europe exercises the put option, and we may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment, which would be due 285 days after exercise. At March 31, 2008, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at March 31, 2008, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The amount of that potential obligation could vary dramatically based on, among other things, the 12 month projected sustainable net operating income of Visa Europe, the allocation of cost synergies, the trading price of our class A common stock, and our 12-month forward price-to-earnings multiple, in each case, as determined at the time the put option is exercised. We are not currently able to estimate the amount of this obligation due to the nature and number of factors involved and the range of important assumptions that would be required. However, depending upon Visa Europe’s level of sustainable profitability and/or our 12-month forward price-to-earnings multiple at the time of any exercise of the option, the amount of this obligation could be several billion dollars or more. See Note 4—Visa Europe.

Pension and other postretirement benefits. We sponsor various qualified and nonqualified defined benefit pension plans which generally provide benefits based on years of service, age and the employees’ final three to five years of earnings, as well as a postretirement benefit plan which provides postretirement medical benefits for retirees and dependents that meet minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required by applicable law and regulation and no more than the maximum amount deductible for federal income tax purposes. Our postretirement plan is funded on a current basis. We typically fund our pension plan in September of each year. As of March 31, 2008 we made contributions to our pension and postretirement plans of $6 million. We intend to fund our qualified pension plan in September 2008 with a payment of approximately $62 million.

Capital expenditures. We are building a new data center on the east coast of the United States at an estimated cost of $397 million. In fiscal 2007, we completed the purchase of a parcel of land and commenced construction, which is expected to continue through fiscal 2010. Upon completion, we will migrate our current east coast data center to this new facility. The new data center is intended to support our technology objectives related to reliability, scalability, security and innovation. At March 31, 2008, we had incurred total costs of $170 million related to the new data center. We have remaining committed obligations of $117 million, of which $92 million is expected to be paid in fiscal 2008 and $25 million in fiscal 2009. The remaining $110 million of uncommitted estimated costs is expected to be paid in fiscal 2009 and 2010. We will also continue to make ongoing investments in technology and our payments system infrastructure, some of which we treat as capital expenditures.

Other uses of liquidity. In addition to the principal uses of liquidity described above, we are also required to make interest and principal payments under our outstanding indebtedness. Our total outstanding principal balance of debt at March 31, 2008, net of unamortized issuance costs, was $112 million.

Certain charges directly connected to the reorganization will affect our results of operations in future periods. These charges, which may be significant, will include charges during fiscal 2008 related to workforce consolidation due to elimination of overlapping functions, and professional fees related to enhancing our systems and infrastructure to support the global organization. We expect to fund these activities with existing liquid assets and projected operating cash flows.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 157 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, and that any retained noncontrolling equity investment in a deconsolidated former subsidiary be initially measured at fair value. SFAS 160 also requires entities to provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have an effect on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the treatment of acquisition related transaction costs, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact, if any, of adopting SFAS 141R on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact, if any, of adopting SFAS 161 on our consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss arising from changes in market factors such as foreign currency exchange rates, credit, interest rates, equity prices, and pension plan assets. We believe we are exposed to three significant market risks that could affect our business including: changes in foreign currency rates, interest rates and equity prices. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. Aggregate risk exposures are monitored on an ongoing basis, and cash and cash equivalents are not considered to be subject to significant interest rate risk due to the short period of time to maturity.

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

These risks are managed by utilizing derivative foreign currency forward and option contracts, which we refer to as foreign currency contracts. Foreign currency contracts are primarily designated as hedges of operational cash flow exposures which result from changes in foreign currency exchange rates. At March 31, 2008, the currencies underlying the foreign currency contracts consisted of the British pound, the Mexican Peso, the Australian Dollar, the Thai Baht, the Japanese Yen, and various other currencies. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.

At March 31, 2008, foreign currency contract positions consisted of agreements to purchase foreign currencies in exchange for U.S. dollars, at notional amounts totaling $207 million. Based on these March 31, 2008 foreign currency contract positions, the effect of a hypothetical 10% strengthening of the U.S. dollar is estimated to create an additional fair value gain of $8 million, while a hypothetical 10% weakening of the U.S. dollar is estimated to create an additional fair value loss of $6 million.

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

The fair value balances of interest rate sensitive assets at March 31, 2008 include:

March 31, 2008
(in millions, except percentages)
Government-sponsored entities	526
Canadian government debt securities	7
Tax-exempt municipal bonds	5
Corporate debt securities	31
Asset backed securities	30
Mortgage backed securities	13

Total	$612

Percentage of total assets	2%

We manage our exposure to interest rate risk by investing primarily in rate-adjustable, government-sponsored securities. Notwithstanding the efforts to manage interest rate risks, there can be no assurances that there will be adequate protection against the risks associated with interest rate fluctuations.

A hypothetical 100 basis point increase or decrease in interest rates would impact the fair value of the investment portfolio by approximately ($7) million or $7 million, respectively, at March 31, 2008.

We have a credit facility to provide liquidity in the event of settlement failures by our customers and other operational needs. This credit facility has variable rates which are applied to borrowings based on terms and conditions set forth in the agreement. There was no amount outstanding at March 31, 2008 under the credit facility.

We have fixed rate medium-term notes which are subject to interest rate risk. A hypothetical 100 basis point increase or decrease in rates would impact the fair value of these notes by $3 million at March 31, 2008.

We have a liability related to the framework agreement with Visa Europe which is recorded at fair market value at March 31, 2008. In the future, we will be required to record any change in the fair value of the liability on a quarterly basis. The effect of a hypothetical 10% change in market value would have increased or decreased the liability by approximately $6 million at March 31, 2008.

Equity Price Risk

We own equity securities which are selected to offset obligations in connection with our long-term incentive and deferred compensation plans. Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations. Gains and losses experienced on these equity investments are recorded in net investment income on our consolidated statements of operations, and are offset by increases or reductions in personnel expense, respectively. The effect of a hypothetical 10% change in market value would have increased or decreased unrealized losses and personnel expense, respectively, by $13 million at March 31, 2008.

We have a liability related to the Put-Call Option with Visa Europe which is recorded at fair market value at March 31, 2008. In the future, we will be required to record any change in the fair value of the put option on a quarterly basis. In the determination of the fair value of the put option at March 31, 2008, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the put option. An increase of one in the assumed P/E differential would have resulted in an increase of approximately $71 million in the value of the put option.

Pension Plan Assets Risk

Our total defined benefit pension plan assets were $673 million at September 30, 2007 (the last plan measurement date). Although these assets are not included in our financial statements, a material adverse decline in the value of pension plan assets could result in an increase to liability and a reduction to stockholders’ equity at the plan’s annual measurement date of September 30, 2008, due to an increase in the unfunded status of the plan. We will continue to monitor the performance of pension plan assets and market conditions as it evaluates the amount of its contribution to the plan during fiscal 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 2—”Management’s Discussion and Analysis of Historical and Pro Forma Financial Condition and Results of Operations.”

ITEM 4T.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the second fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of our October 2007 reorganization, we are in the process of consolidating the internal control systems of Visa Inc., Visa U.S.A., Visa Canada and Visa International. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

Refer to Note 16 to the Consolidated Financial Statements included in this Form 10-Q for a description of the Company’s current legal proceedings.

ITEM 1A.	Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Prospectus filed pursuant to Rule 424(b)(4) dated March 18, 2008. There have been no material changes to the risk factors disclosed in the Company’s Prospectus filed pursuant to Rule 424(b)(4) dated March 18, 2008 filed with the SEC on March 19, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On March 19, 2008, the Company commenced an initial public offering (“IPO”) of its Class A common stock, par value of $0.0001, pursuant to its Registration Statement on Form S-1, as amended (Reg. No. 333-147296) that was declared effective on March 18, 2008. The Company registered 446,600,000 shares of Class A common stock at a proposed maximum offering price of $18.8 billion pursuant to the registration statement, all of which were sold in the offering at a per share price of $44.00 for an aggregate offering price of $19.7 billion. J.P. Morgan Securities Inc., Goldman, Sachs & Co., Banc of America Securities LLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Wachovia Capital Markets, LLC acted as joint book-running managers of the offering and as representatives of the underwriters.

The net proceeds to the Company were $19.1 billion, determined as follows (in millions):

Aggregate offering proceeds to the Company	$19,650.4
Underwriting discounts and commissions	(550.2)
Other fees and expenses	(36.1)

Total expenses	$(586.3)

Net proceeds to the Company	$19,064.1

JPMorgan Chase & Co., an affiliate of J.P. Morgan Securities Inc., one of the joint book-running managers in the IPO, owns in excess of 10% of the issued and outstanding shares of Class B common stock. Except for amounts paid to JPMorgan Chase & Co., none of the underwriting discounts and commissions or offering expenses was incurred or paid to associates of the Company’s directors or to persons holding 10% or more of any class of the Company’s equity securities or to affiliates.

Redemption of Class B Common Stock and Class C Common Stock

On March 28, 2008, the Company completed the mandatory partial redemption of its Class B common stock and Class C (Series I) common stock held by stockholders of record as of the close of business on March 24, 2008. This redemption was required by the Company’s Amended and Restated Certificate of Incorporation. Following the closing of the Company’s IPO on March 25, 2008, and the exercise by the underwriters of their full ten percent over-allotment option, the Company used $13.4 billion of net proceeds from the IPO to redeem 154,738,487 shares of Class B common stock and 159,657,751 shares of Class C (Series I) common stock. Giving effect to the redemption, there are currently 245,513,385 shares of Class B common stock outstanding and 187,265,872 shares of Class C (Series I, III and IV) common stock outstanding. Immediately after giving effect to the redemption and subject to the restrictions set forth in the Amended and Restated Certificate of Incorporation, all outstanding shares of Class B common stock will be convertible into 175,367,482 shares of Class A common stock and 152,002,287 shares of Class C (Series I, III and IV) common stock will be convertible into shares of Class A common stock on a one-to-one basis. The number of shares of Class C (Series I, III and IV) common stock convertible into shares of Class A common stock excludes those Class C (Series III) common shares subject to redemption in October 2008, as described below.

Further, as required by the Amended and Restated Certificate of Incorporation, the Company intends to use $1.5 billion of net proceeds from the IPO to fund the redemption of 35,263,585 shares of Class C (Series III) common stock in October 2008. The Company also intends to use $1.1 billion of net proceeds from the IPO to fund the redemption of all of its Class C (Series II) common stock in October 2008. Visa Europe holds all of the outstanding shares of the Company’s Class C (Series II), Class C (Series III) and Class C (Series IV) common stock.

Funding of the Covered Litigation Escrow Account

On March 31, 2008, in accordance with the determination of the Company’s Litigation Committee, the Company funded the U.S. litigation escrow account with $3.0 billion of net proceeds from the IPO. The litigation escrow account is part of the Retrospective Responsibility Plan designed to address potential liabilities arising from the covered litigation which is fully described in the Company’s Prospectus filed pursuant to Rule 424(b)(4) dated March 18, 2008 filed with the SEC on March 19, 2008. In accordance with this plan, settlements of, or judgments in, the covered litigation will be payable from this account.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Special Meetings

At a Special Meeting of Stockholders held on February 7, 2008, the Company’s stockholders voted on a proposal:

•	to amend Section 4.1 of the Company’s Amended and Restated Certificate of Incorporation to increase the total authorized capital stock by 360,000,000 shares by:

•

increasing the number of authorized shares of Class C (series II) common stock by 180,000,000 shares from 38,582,801 shares to 218,582,801 shares (and, as a result of such increase, increasing the total authorized shares of Class C common stock by 180,000,000 shares from 917,165,602 shares to 1,097,165,602 shares); and

•

increasing the number of authorized shares of Class EU (series II) common stock by 180,000,000 shares from 38,582,801 shares to 218,582,801 shares (and, as a result of such increase, increasing the total authorized shares of Class EU common stock by 180,000,000 shares from 103,582,801 shares to 283,582,801 shares); and

•

to amend Section 4.12 of the Company’s Amended and Restated Certificate of Incorporation to prohibit the issuance of fractional shares for redemption of any shares of common stock and to permit the payment of cash in lieu of fractional shares.

The proposal to amend Sections 4.1 and 4.12 of the Company’s Amended and Restated Certificate of Incorporation received the following votes:

	Votes For	Votes Against	Abstentions
Class USA Common Stock	414,969,064.71111	144,303.24564	657,548.22103
Class Canada Common Stock	21,924,701.14824	0	109,983.85176
Class AP Common Stock	106,071,971.55866	1,358,615.63670	46,462.49107
Class LAC Common Stock	71,945,923.57014	0	817,068.77948
Class CEMEA Common Stock	23,603,662.71259	880,478.68171	357,064.53537
Class EU (Series I) Common Stock	62,213,201.00000	0	0
Class EU (Series III) Common Stock	549,587.00000	0	0
Total	701,278,111.70074	2,383,397.56405	1,988,127.87871
Note: there were no broker non-votes.

At a Special Meeting of Stockholders held on March 7, 2008 the Company’s stockholders voted on a proposal to amend Section 4.18 of the Company’s Amended and Restated Certificate of Incorporation and certain related provisions to allow the Company to conduct the mandatory redemption of shares of Class B common stock and Class C common stock (other than Class C (series II) common stock) that is contemplated by section 4.18 of the Amended and Restated Certificate of Incorporation in two tranches and to make certain other related amendments.

The proposal to amend Section 4.18 of the Company’s Amended and Restated Certificate of Incorporation received the following votes:

	Votes For	Votes Against	Abstentions
Class USA Common Stock	381,057,131.87198	388,406.09668	360,799.99062
Class Canada Common Stock	21,893,989.39581	0	0
Class AP Common Stock	106,449,398.58313	0	0
Class LAC Common Stock	69,338,866.79599	0	811,100.22956
Class CEMEA Common Stock	22,662,660.60206	10,195.44179	25,307.71118
Class EU (Series I) Common Stock	62,213,201.00000	0	0
Class EU (Series III) Common Stock	549,587.00000	0	0
Total	664,164,835.24897	398,601.53847	1,197,207.93136
Note: there were no broker non-votes.

ITEM 5.	Other Information

Compensatory Arrangements of Certain Officers

Employment Agreement, dated May 12, 2008, between William M. Sheedy and Visa Inc.

On May 12, 2008, the Company entered into an employment agreement with William M. Sheedy, pursuant to which Mr. Sheedy agreed to continue to serve as Global Head of Corporate Strategy and Business Development of the Company for an initial employment period ending on the third anniversary of the effective date, subject to automatic one-year extensions, unless either party gives 90-days notice of its intention not to renew the employment period. However, in the event that the Company experiences a “change of control” (as defined in the Visa Inc. 2007 Equity Incentive Compensation Plan) during the employment period, the employment period will then be the longer of the then-remaining employment period or the two-year anniversary of such change of control. The employment period will terminate automatically upon termination of Mr. Sheedy’s employment for any reason.

Pursuant to the agreement, Mr. Sheedy will receive an annual base salary not less than $475,000. With respect to each fiscal year during the employment period, Mr. Sheedy will be eligible to receive an annual incentive payment with a target annual incentive payment opportunity that is no less than 75% of his annual base salary and an annual long-term incentive award with a target value that is no less than $750,000. Mr. Sheedy’s annual base salary and target incentive payment percentages are subject to review by our compensation committee for increase, but not decrease. Mr. Sheedy is entitled to employee benefits, fringe benefits and perquisites on a basis no less favorable than those provided to our other executive officers.

Mr. Sheedy will be entitled to certain severance payments and benefits if his employment is terminated by the Company without “cause” (as defined in the agreement) or by Mr. Sheedy for “good reason” (as defined in the agreement). Mr. Sheedy may only terminate his employment for good reason if the condition that constitutes good reason occurs during the two years following a change in control. Upon a termination of employment by the Company without cause or by Mr. Sheedy for good reason, Mr. Sheedy is entitled to receive (i) certain accrued payments and benefits, (ii) a pro-rata annual incentive payment and (iii) a cash payment equal to two times the sum of his annual base salary and target annual incentive payment. In addition, upon such a termination, Mr. Sheedy and his eligible dependents will be entitled to continued health care benefits for two years following termination of his employment, which will be provided through a combination of continued coverage under the Company’s plans and cash payments.

With respect to Mr. Sheedy’s equity-based and cash long-term incentive plan compensation awards, if Mr. Sheedy is not a covered employee within the meaning of Section 162(m) of the Internal Revenue Code during the fiscal year in which such a termination occurs,

•

all stock options, restricted stock, restricted stock units and other equity-based compensation awards outstanding as of the date of termination and held by Mr. Sheedy will vest in full and all restrictions thereon will lapse, and all stock options will remain exercisable for the remainder of their full term; and

•

any cash-based long-term incentive awards will vest in full and amounts in respect thereof will be paid on the date the amounts would have otherwise been paid had he remained employed with the Company.

If Mr. Sheedy is a covered employee (as defined in the agreement) during the fiscal year in which such a termination occurs,

•	all stock options held by Mr. Sheedy that are outstanding as of the date of termination will vest in full and become immediately exercisable for the remainder of their term;

•

all equity-based compensation awards other than stock options that are outstanding as of the date of termination held by Mr. Sheedy which are not intended to be “qualified performance-based compensation” within the meaning of Treasury Regulation Section 1.162-27(e) will vest in full and all restrictions thereon will lapse;

•

all equity-based compensation awards other than stock options held by Mr. Sheedy that are outstanding as of the date of termination which were intended to be “qualified performance-based compensation” within the meaning of Treasury Regulation Section 1.162-27(e) will remain outstanding and continue to vest (or be forfeited) in accordance with the terms of the applicable award agreement; and

•

any cash-based long-term incentive awards which were granted to Mr. Sheedy prior to the effective date will vest in full and amounts in respect of these awards will be paid to him on the date they would have otherwise been paid if he remained employed with the Company.

To receive these severance benefits, Mr. Sheedy is required to execute a general release of claims against the Company. The pro-rata incentive payment, lump-sum severance payments and payments in respect of equity-based compensation awards may be delayed for six months following Mr. Sheedy’s “separation from service” with the Company if necessary to comply with Internal Revenue Code Section 409A, and any delayed cash payments will accrue interest at the then-applicable federal rate.

Mr. Sheedy is entitled to a tax gross-up payment to make him whole for any excise tax imposed under Internal Revenue Code Section 4999 on change-in-control severance payments or benefits received, unless the value of the payments and benefits does not exceed 110% of the greatest amount that could be paid to him without incurring the excise tax, in which case the payments and benefits will be reduced below the greatest amount that could be paid to him without incurring the excise tax.

The Company is required to pay Mr. Sheedy for any legal fees and expenses that he may reasonably incur in connection with any dispute involving the agreement provided that he prevails on any material issue in such dispute. The agreements contain restrictive covenants, which prohibit Mr. Sheedy from disclosing confidential information obtained while employed by the Company and from soliciting the Company’s employees and customers during his employment period and for the one-year period following termination of his employment.

I TEM 6.	Exhibits

The list of exhibits required to be filed as exhibits to this report are listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2008	VISA INC.

	By:	/S/ JOSEPH W. SAUNDERS
	Name: Title:	Joseph W. Saunders Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on March 13, 2008)

10.1	Five Year Revolving Credit Agreement, dated February 15, 2008, by and among Visa Inc., Visa International, Visa U.S.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on February 25, 2008)

10.2	Employment Agreement, dated February 7, 2008, between Joseph W. Saunders and Visa Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 4 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on February 25, 2008)

10.3	Employment Agreement, dated February 21, 2008, between Joshua R. Floum and Visa Inc. (incorporated by reference to Exhibit 10.40 to Amendment No. 5 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on March 7, 2008)

10.4	Employment Agreement, dated February 21, 2008, between John C. Morris and Visa Inc. (incorporated by reference to Exhibit 10.41 to Amendment No. 5 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on March 7, 2008)

10.5	Employment Agreement, dated February 21, 2008, between John M. Partridge and Visa Inc. (incorporated by reference to Exhibit 10.42 to Amendment No. 5 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on March 7, 2008)

10.6	Employment Agreement, dated February 21, 2008, between Byron H. Pollitt and Visa Inc. (incorporated by reference to Exhibit 10.43 to Amendment No. 5 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on March 7, 2008)

10.7	Employment Agreement, dated May 12, 2008, between William M. Sheedy and Visa Inc.

31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002