Form 10-Q
period 2008-06-30
Visa Inc.
filed 2008-08-13
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company.)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of August 11, 2008, there were 447,870,252 shares of class A, 369,038,802 shares of class B and 267,022,093 shares of class C common stock of Visa Inc. outstanding.

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

PART I

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	September 30, 2007(1)
	(in millions, except share data)
Assets
Cash and cash equivalents	$5,762	$275
Restricted cash—litigation escrow	1,291	—
Investment securities, available-for-sale	477	747
Settlement receivable	1,230	10
Accounts receivable	342	245
Customer collateral	520	68
Current portion of volume and support incentives	257	96
Current portion of deferred tax assets	587	795
Prepaid expenses and other current assets	295	271

Total current assets	10,761	2,507
Restricted cash—litigation escrow	700
Investment securities, available-for-sale	188	737
Volume and support incentives	84	44
Investment in Visa International	—	227
Property, equipment and technology, net	1,048	313
Deferred tax assets	—	471
Other assets	639	91
Intangible assets	10,883	—
Goodwill	10,139	—

Total assets	$34,442	$4,390

Liabilities
Accounts payable	$109	$99
Settlement payable	1,153	50
Customer collateral	520	68
Accrued compensation and benefits	372	244
Volume and support incentives	310	188
Accrued liabilities	383	356
Current portion of long-term debt	11	41
Current portion of accrued litigation	1,606	2,236
Cash dividends payable	93	—
Redeemable class C (series III) common stock, 35,263,585 shares outstanding at June 30, 2008	1,508	—

Total current liabilities	6,065	3,282
Long-term debt	98	—
Accrued litigation	1,303	1,446
Deferred tax liabilities	3,545	—
Other liabilities	755	125

Total liabilities	11,766	4,853

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2008	September 30, 2007(1)
	(in millions, except share and par value data)
Temporary Equity and Minority Interest
Class C (series II) common stock, $0.0001 par value, 218,582,801 shares authorized, 79,748,857 shares issued and outstanding at June 30, 2008, net of subscription receivable	$1,127	$—
Minority interest	—	38

Total temporary equity and minority interest	1,127	38

Commitments and contingencies—see Note 14
Stockholders’ Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622,245,209 shares authorized, 447,880,089 shares issued and outstanding	—	—
Class B common stock, $0.0001 par value, 622,245,209 shares authorized, 245,513,385 shares issued and outstanding	—	—
Class C (series I) common stock, $0.0001 par value, 813,582,801 shares authorized and 124,510,448 shares issued and outstanding	—	—
Class C (series III) common stock, $0.0001 par value, 64,000,000 shares authorized and 26,949,616 shares issued and outstanding	—	—
Class C (series IV) common stock, $0.0001 par value, 1,000,000 shares authorized and 549,587 shares issued and outstanding	—	—
Additional paid-in capital	21,007	—
Accumulated income (deficit)	551	(501)
Accumulated other comprehensive loss, net	(9)	—

Total stockholders’ equity and accumulated income (deficit)	21,549	(501)

Total liabilities, temporary equity and minority interest, and stockholders’ equity	$34,442	$4,390

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007(1)	2008	2007(1)
	(in millions except per share data)
Operating Revenues
Service fees	$749	$496	$2,273	$1,407
Data processing fees	539	380	1,525	1,032
Volume and support incentives	(274)	(122)	(862)	(356)
International transaction fees	449	115	1,209	326
Other revenues	150	72	409	190

Total operating revenues	1,613	941	4,554	2,599

Operating Expenses
Personnel	310	184	882	529
Network, EDP and communications	84	72	245	181
Advertising, marketing and promotion	271	141	696	360
Visa International fees	—	43	—	129
Professional and consulting fees	108	89	302	239
Depreciation and amortization	57	28	178	85
Administrative and other	85	50	234	147
Litigation provision	50	—	342	15

Total operating expenses	965	607	2,879	1,685

Operating income	648	334	1,675	914

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	—	13	1	38
Interest expense	(30)	(20)	(116)	(60)
Investment income, net	97	26	172	72
Other	(1)	—	35	—

Total other income	66	19	92	50

Income before income taxes and minority interest	714	353	1,767	964
Income tax expense	292	126	607	351

Income before minority interest	422	227	1,160	613
Minority interest	—	(4)	—	(5)

Net income	$422	$223	$1,160	$608

Basic net income per share (Note 11)(2)
Class A common stock	$0.51		$1.44

Class B common stock	$0.36		$1.33

Class C (series I) common stock	$0.51		$1.44

Class C (series II) common stock	$0.12		$0.75

Class C (series III and IV) common stock	$0.51		$1.44

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007(1)	2008	2007(1)
	(in millions except per share data)
Basic weighted average shares outstanding, in thousands (Note 11)(2)
Class A common stock	446,600		169,512

Class B common stock	245,513		362,628

Class C (series I) common stock	124,503		212,779

Class C (series II) common stock	79,749		47,583

Class C (series III and IV) common stock	27,499		49,378

Diluted net income per share (Note 11)(2)
Class A common stock	$0.51		$1.44

Class B common stock	$0.36		$1.33

Class C (series I) common stock	$0.51		$1.44

Class C (series II) common stock	$0.12		$0.75

Class C (series III and IV) common stock	$0.51		$1.44

Diluted weighted average shares outstanding, in thousands (Note 11)(2)
Class A common stock	776,090		766,983

Class B common stock	245,513		362,628

Class C (series I) common stock	124,506		212,780

Class C (series II) common stock	79,749		47,583

Class C (series III and IV) common stock	27,499		49,378

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.
(2)	For the three and nine months ended June 30, 2007, Visa U.S.A. Inc. was a non-stock corporation and therefore there was no comparable metric for net income per share and no common stock outstanding.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock					Additional Paid in Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
	Class A	Class B	Class C (series I)	Class C (series II)	Class C (series III and series IV)
	(in millions)
Balance as of September 30, 2007(1)	—	—	—	—	—	$—	$(501)	$—	$(501)

Tax adjustment as a result of adoption of FIN 48							8		8
Net income							1,160		1,160
Other comprehensive loss, net of tax								(9)	(9)

Comprehensive income									1,151
Issuance of class USA common stock		426				—			—
Issuance of class EU (series I) common stock					62	3,041			3,041
Issuance of class EU (series II) common stock				28		1,104			1,104
Issuance of class EU (series III) common stock					1	27			27
Issuance of class Canada common stock			22			1,077			1,077
Issuance of class AP common stock			119			5,822			5,822
Issuance of class LAC common stock			80			3,917			3,917
Issuance of class CEMEA common stock			37			1,797			1,797
Conversion of regional common stock in the true-up (Note 10):
Class USA converted to class B		(26)				—			—
Class EU (series I) converted to class C (series III)			—		—	—			—
Class EU (series II) converted to class C (series II)				—		—			—
Class EU (series III) converted to class C (series IV)					—	—			—
Class Canada converted to class C (series I)			—			(19)			(19)
Class AP converted to class C (series I)			23			997			997
Class LAC converted to class C (series I)			6			251			251
Class CEMEA converted to class C (series I)			(2)			(79)			(79)
Issuance of class C (series II) common stock				52		—			—
Reclassification of common stock upon IPO:
Class C (series III) common stock to liabilities (Note 10)					(35)	(1,508)			(1,508)
Class C (series II) common stock to temporary equity (Note 10)				(80)		(1,104)	(21)		(1,125)
Proceeds from issuance of class A common stock, net of offering expenses of $587	447					19,064			19,064
Issuance of restricted share awards	1					—			—
Redemption of class B common stock		(155)				(6,618)			(6,618)
Redemption of class C (series I) common stock			(160)			(6,828)			(6,828)
Accretion of class C (series II) common stock (Note 10)							(10)		(10)
Cash dividend declared:
Class A common stock							(47)		(47)
Class B common stock							(18)		(18)
Class C (series I, III, IV) common stock							(20)		(20)
Class C (series II) common stock							(8)		(8)
Impact of cash dividend declaration on class C (series II) common stock (Note 10)							8		8
Share-based compensation (Note 12)						53			53
Special IPO dividends received from cost-method investees, net of tax						13			13

Balance as of June 30, 2008	448	245	125	—	28	$21,007	$551	$(9)	$21,549

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007(1)	2008	2007(1)
	(in millions)		(in millions)
Net income	$422	$223	$1,160	$608
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain (loss)	(16)	—	(16)	3
Income tax effect	6	—	7	(1)
Reclassification adjustment for net (gain)/loss realized in net income	4	—	3	(2)
Income tax effect	(1)	—	(1)	1
Derivative instruments
Net unrealized loss	2	—	—	—
Income tax effect	1	—	—	—
Foreign currency translation loss	—	—	(2)	—

Other comprehensive (loss) income, net of tax	(4)	—	(9)	1

Comprehensive income	$418	$223	$1,151	$609

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2008	2007(1)
	(in millions)
Operating Activities
Net income	$1,160	$608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and technology	178	85
Amortization of intangibles, investments, debt issuance costs, and accretion of member deposits	—	8
Share-based compensation (Note 12)	47	—
Fair value adjustment for liability under the framework agreement (Note 4)	(35)	—
Interest earned on litigation escrow, net of tax	(6)	—
Net recognized loss (gain) on investment securities, including other-than-temporary impairment	12	(2)
(Gain) loss on disposal of property, equipment and technology	(1)	1
Minority interest	—	5
Amortization of volume and support incentives	862	346
Accrued litigation and accretion	447	69
Equity in earnings of unconsolidated affiliates	(1)	(38)
Deferred income taxes	136	(2)
Change in operating assets and liabilities:
Accounts receivable	(24)	(14)
Settlement receivable	(642)	4
Volume and support incentives	(980)	(417)
Other assets	(76)	12
Accounts payable	(60)	(45)
Settlement payable	510	(8)
Accrued compensation and benefits	(99)	5
Accrued and other liabilities	52	35
Accrued litigation	(1,220)	(2)
Member deposits	(3)	(107)

Net cash provided by operating activities	257	543

Investing Activities
Investment securities, available-for-sale:
Purchases	(1,504)	(2,202)
Proceeds from sales and maturities	2,402	2,083
Cash acquired through reorganization	1,002	—
Contributions to joint ventures	—	(1)
Purchases of /contributions to other investments	(24)	—
Distributions from other investments	22	—
Purchases of property, equipment and technology	(323)	(76)
Proceeds from sale of property, equipment and technology	4	—

Net cash provided by (used in) investing activities	1,579	(196)

Financing Activities
Proceeds from short-term borrowing	2	—
Payments on short-term borrowing	(2)	—
Proceeds from sale of common stock, net of issuance costs of $550	19,100	—

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

	For the Nine Months Ended June 30,
	2008	2007(1)
	(in millions)
Funding of litigation escrow account – Retrospective Responsibility Plan	(3,000)	—
Funding from litigation escrow account – Retrospective Responsibility Plan	1,015	—
Funding of tax escrow account for income tax withheld on stock proceeds	(116)	—
Funding from tax escrow account	116	—
Payment for redemption of stock	(13,446)	—
Principal payments on debt	(15)	(25)
Principal payments on capital lease obligations	(3)	(2)

Net cash provided by (used in) financing activities	3,651	(27)

Increase in cash and cash equivalents	5,487	320
Cash and cash equivalents at beginning of year	275	270

Cash and cash equivalents at end of period	$5,762	$590

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$563	$301
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$27	$10
Interest payments on debt	$6	$3
Cash dividends declared but not paid	$93	—
Common stock issued in reorganization	$17,935	—

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

(In millions, except as noted)

Note 1—Organization

Visa Inc. (“Visa” or “the Company”) is a stock corporation incorporated under the laws of the state of Delaware, United States of America. Visa Inc. and its consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Canada Inc. (“Visa Canada”) and Inovant LLC (“Inovant”) operate the world’s largest retail electronic payments network. Visa Inc. facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Visa Inc. provides financial institutions, its primary customers, with product platforms encompassing consumer credit, debit, prepaid and commercial payments. VisaNet, a secure, centralized, global processing platform, enables Visa Inc. to provide financial institutions and merchants with a wide range of product platforms, transaction processing and related value added-services.

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

Prior to the reorganization, at September 30, 2007, Visa U.S.A. held a 69% ownership interest in its consolidated subsidiary, Inovant, and an estimated 26% membership interest in Visa International. The remaining 31% ownership interest in Inovant was held by Visa International, Visa Canada and Visa Europe. The remaining estimated 74% membership interest in Visa International was held by the financial institution members of the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unincorporated regions (consisting of Visa AP, Visa LAC, and Visa CEMEA), Visa Europe and Visa Canada. The reorganization was accounted for using the purchase method of accounting under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS 141”) with Visa U.S.A. deemed to be the accounting acquirer of Visa Canada and the remaining ownership interest in Visa International and Inovant not previously held (the “acquired interests”). The net assets underlying the acquired interests were recorded at fair value at the reorganization date with the excess purchase price over this value attributed to goodwill.

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

Note 2—Summary of Significant Accounting Policies

Basis of presentation—The accompanying unaudited interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America and reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the results for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly these unaudited interim consolidated financial statements should be read in conjunction with the financial statements included in the Company’s final prospectus filed with the Securities and Exchange Commission (“SEC”) under Rule 424(b)(4) on March 19, 2008, including Visa Inc.’s audited consolidated balance sheet and related footnotes at October 1, 2007, unaudited consolidated financial statements and related footnotes for the three months ended December 31, 2007 and the audited consolidated financial statements and related footnotes of Visa U.S.A. for the fiscal year ended September 30, 2007.

Comparative consolidated balance sheet information at September 30, 2007 and consolidated statements of operations information for the three and nine months ended June 30, 2007 is that of Visa U.S.A., the accounting acquirer in the reorganization, as further described in Note 3—The Reorganization and is presented in accordance with accounting principles generally accepted in the United States of America.

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

Reclassifications—Certain reclassifications, not affecting net income or stockholders’ equity, have been made to prior period information to conform to the current period presentation format.

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

Share Based Compensation—In March 2008, the Company granted non-qualified stock options, restricted stock awards and restricted stock units to its employees and non-employee directors. Upon granting the awards, the Company applied SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the fair value of all share-based payments to employees be recognized in the financial statements. See Note 12—Share-based Compensation.

Restricted Cash—Litigation Escrow—In accordance with the Retrospective Responsibility Plan, following the Company’s IPO, the Company deposited $3.0 billion of the proceeds of the offering into an escrow account from which settlements of, or judgments in, the covered litigation will be paid. See Note 5—Retrospective Responsibility Plan. The escrow funds are held in money market investments together with the income earned, less applicable taxes payable, and classified as restricted cash on the Company’s consolidated balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of payments expected to be made beyond one year from the balance sheet date is classified as a non-current asset. Interest earned on escrow funds is included in investment income, net, on the Company’s consolidated statement of operations.

Accrued Litigation—Accrued litigation expense associated with settled legal matters to be paid over periods longer than one year is accounted for using the present value of actual and estimable future payment obligations, discounted at the estimated rate of sources of credit that could be used to finance the payment of such obligations with similar terms. The current portion of accrued litigation includes the present value of payments for settled legal matters to be made over the next twelve months. Accrued litigation also includes estimates for loss contingencies on unsettled legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 16—Legal Matters.

Recently Adopted Accounting Pronouncements

On October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The initial adoption of FIN 48 resulted in a decrease in accumulated deficit of approximately $8 million and a decrease in goodwill of approximately $6 million at October 1, 2007.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—The Reorganization

Description of the Reorganization

In a series of transactions from October 1 to October 3, 2007, Visa undertook a reorganization in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. and the retrospective responsibility plan was established. See Note 5—Retrospective Responsibility Plan. For financial accounting and reporting purposes, the Company has reflected the reorganization as a single transaction occurring on the reorganization date. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions and entered into a set of contractual arrangements with the Company in connection with the reorganization. In the reorganization, the Company issued different classes and series of common stock reflecting the different rights and obligations of the Visa financial institution members and Visa Europe based on the geographic region in which they are located. In addition to common stock, the Company provided other consideration, as more fully described in Note 4—Visa Europe, to Visa Europe in exchange for its ownership interest in Visa International and Inovant.

At September 30, 2007, Visa U.S.A. held a 69% ownership interest in its consolidated subsidiary, Inovant, and an estimated 26% membership interest in Visa International. The remaining 31% ownership interest in Inovant was held by Visa International, Visa Canada and Visa Europe. The remaining estimated 74% membership interest in Visa International was held by Visa Europe, Visa Canada and the financial institution members of Visa AP, Visa LAC and Visa CEMEA.

The reorganization was accounted for using the purchase method of accounting under the guidelines of SFAS No. 141 with Visa U.S.A. deemed to be the accounting acquirer of the acquired interests. The net assets underlying the acquired interests were recorded at fair value at the reorganization date with the excess purchase price over this value attributed to goodwill.

At the time of the reorganization, the allocation of the Company’s common stock to each of Visa AP, Visa LAC, Visa CEMEA, Visa Canada (collectively the “acquired regions”) and Visa U.S.A. (collectively “the participating regions”) was based on each entity’s expected relative contribution to the Company’s projected net income estimated for fiscal 2008, after giving effect to negotiated adjustments. The allocation of the Company’s common stock and other consideration conveyed to Visa Europe in exchange for its membership interest in Visa International and its ownership interest in Inovant was determined based on the fair value of each element exchanged in the reorganization. To effect the reorganization and in exchange for the interests held in Visa U.S.A., Visa International, Visa Canada and Inovant, the Company authorized and issued to Visa Europe and the financial institution member groups of the participating regions the following shares of common stock (in whole numbers):

Regional Classes and Series of Common Stock	Shares Issued in the Reorganization
Class USA	426,390,481
Class EU (series I)	62,213,201
Class EU (series II)	27,904,464
Class EU (series III)	549,587
Class Canada	22,034,685
Class AP	119,100,481
Class LAC	80,137,915
Class CEMEA	36,749,698

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

The Company additionally performed discounted cash flow analyses for each region. These analyses considered the Company’s forecast by region and incorporated market participant assumptions for growth and profitability. The cash flows were discounted using rates ranging from 12-16%, reflecting returns for investments times earnings before interest, tax, depreciation and amortization (“EBITDA”) to ascribe value to periods beyond the Company’s forecast, consistent with recent payment processing, financial exchange and credit card precedent transactions.

True-Up of Purchase Consideration

Under the terms of the reorganization, on March 17, 2008, each regional class and series of common stock was converted into class C common stock (except in the case of class USA common stock which was converted into class B common stock) resulting in a reallocation of ownership among the participating regions (the “true-up”). The conversion rate was based on each participating region’s relative under- or over-achievement of its net revenue targets during the four quarters ended December 31, 2007. The shares held by Visa Europe were not subject to the true-up.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the true-up, the ownership interest of the Visa U.S.A. member group in the Company was reduced by approximately 7%, with a corresponding increase in the collective ownership interest of the other stockholders in the form of 26 million additional shares of class C (series I) common stock received net in the conversion.

Under the guidelines of SFAS 141 the additional shares issued to these members were recorded as additional purchase consideration. These shares were recorded at the true-up date at their fair value of $44 per share resulting in the recognition of $1.2 billion of additional purchase consideration as an increase to goodwill and additional paid-in capital. The fair value of these shares was determined based on the price per share in the IPO. See Note 10—Stockholders’ Equity and Redeemable Shares.

Visa Inc. Common Stock Issued to Visa Europe

Visa Europe remained a separate entity owned and governed by its European member banks. Under the terms of the reorganization, Visa Europe exchanged its membership interest in Visa International and Inovant for a put-call option agreement, a framework agreement (as described below) and the following consideration:

•

An 8.1% ownership interest in the form of all outstanding class EU (series I) and class EU (series III) common stock. See Note 4—Visa Europe for more information related to the class EU (series I) and class EU (series III) common stock.

•

A 3.6% ownership interest in the form of all outstanding class EU (series II) common stock. This stock is redeemable by Visa Inc. at any time after October 10, 2008 at a price of $1.146 billion adjusted for dividends paid and certain other adjustments and the return to Visa Europe of any subscription receivable outstanding. The dividend declared in June 2008 will reduce the redemption price for the class C (series II) shares to $1.138 billion. See Note 10—Stockholders’ Equity and Redeemable Shares. Visa Europe also has the option to require the Company to redeem the class C (series II) common stock by December 4, 2008. See Note 4—Visa Europe for more information related to the class C (series II) common stock.

Visa Europe Put-Call Option Agreement

Under the put-call option agreement between the Company and Visa Europe, the Company has granted Visa Europe a put option under which the Company is required to purchase from its members all of the share capital of Visa Europe. This option is exercisable beginning on March 25, 2009. The Company is required to repurchase the shares of Visa Europe no later than 285 days after exercise of the put option. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to the Company’s common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. At the date of reorganization and at June 30, 2008, the fair value of the put option was approximately $346 million. Refer to Note 4—Visa Europe for more information related to the Visa Europe put-call option agreement.

Liability Under Framework Agreement

The relationship between the Company and Visa Europe subsequent to the reorganization is governed by the framework agreement, which provides for trademark and technology licenses and bilateral services.

Visa Inc., Visa U.S.A., Visa International and Inovant, as licensors, granted Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the licensors and certain affiliates within the Visa Europe region for use in the field of financial services, payments,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related information technology and information processing services and participation in the Visa system. The Company determined that the base license fee (the “fee”), as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximated fair value. The Company made this determination through an analysis of the fee rates implied by the economics of the licenses. The first and second fee reduction components, as more fully described in Note 4—Visa Europe, reduce this base fee by an amount and for a period of time dependent on the timing and results of the IPO. At October 1, 2007, the Company calculated its liability to provide these licenses at below fair value to be approximately $132 million, based on the Company’s initial registration statement filing on November 9, 2007, an assumed offering closing date of March 31, 2008 and the applicable three-month London Interbank Offered Rate (“LIBOR”) rate at September 30, 2007 of 5.23%. See Note 4—Visa Europe for more information related to the liability under the framework agreement.

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

The following table reflects activity related to Goodwill from September 30, 2007 to June 30, 2008:

in millions
Balance at September 30, 2007	$—
Goodwill acquired at the reorganization date	9,145
Additional consideration paid by Visa U.S.A. in connection with the true-up of ownership among the participating regions	1,150
Deferred tax adjustments	(166)
Other	10

Balance at June 30, 2008	$10,139

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed above under “True-Up of Purchase Consideration,” under the guidelines of SFAS 141, the ownership interest of the Visa U.S.A. member group in the Company was reduced as a result of the true-up, with a corresponding increase in the collective ownership interest of the other stockholders, resulting in additional purchase consideration. The additional purchase consideration of $1.2 billion was recorded as an increase in additional paid-in capital and goodwill.

Deferred tax adjustments impacting goodwill were primarily related to the release of the deferred tax liability for Visa U.S.A.’s historical equity ownership in Visa International.

The purchased intangibles and goodwill are not deductible for tax purposes. Substantially all of the identifiable intangible assets have an indefinite life and accordingly are not subject to amortization. The Company has determined that all goodwill is attributable to its single reportable segment.

Pro Forma Results of Operations

The following Visa Inc. pro forma results of operations for the three and nine months ended June 30, 2007 have been prepared to give effect to the reorganization described above assuming it occurred on October 1, 2006.

The pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these events actually occurred on October 1, 2006, nor do they intend to be a projection of future results of operations. The pro forma results of operations have been prepared by applying adjustments to the historical unaudited consolidated statements of operations of Visa U.S.A., Visa International and Visa Canada for the three and nine months ended June 30, 2007.

(in millions except per share and net income per share data)	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
	(unaudited)

Operating Revenues
Service fees	$661	$1,852
Data processing fees	449	1,196
Volume and support incentives	(175)	(498)
International transaction fees	311	839
Other revenues	119	340

Total operating revenues	1,365	3,729

Operating Expenses
Personnel	293	835
Network, EDP and communications	87	224
Advertising, marketing, and promotion	244	631
Professional and consulting fees	159	396
Depreciation and amortization	55	164
Administrative and other	83	233
Litigation provision	—	15

Total operating expenses	921	2,498

Operating income	444	1,231

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions except per share and net income per share data)	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
	(unaudited)
Other Income (Expense)
Interest expense, net	(25)	(72)
Investment income, net	56	132
Other, net	8	8

Total other income	39	68

Income before income taxes	483	1,299
Income tax expense	184	505

Net income	$299	$794

Basic and diluted net income per share	$0.39	$1.02

Shares used in basic and diluted net income per share	775,080,512	775,080,512

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

Upon the Company’s completion of its IPO and the consequent ownership by parties other than the Company’s financial institution customers, the Company is no longer eligible to claim the special deduction and is subject to California taxation as a traditional, for-profit business enterprise. Had ineligibility for the special deduction been reflected at October 1, 2006 in the pro forma condensed combined statements of operations, pro forma income tax expense would increase and pro forma net income would decrease by approximately $20 million and $42 million for the three and nine months ended June 30, 2007, respectively. The Company’s tax provision for the three and nine months ended June 30, 2008 reflects the loss of the special deduction upon its IPO in March, 2008. See Note 15—Income Taxes.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Visa Europe

As discussed in Note 1—Organization, Visa Europe remained a separate entity owned and governed by its European member banks after the reorganization. Under the terms of the reorganization, Visa Europe exchanged its ownership interest in Visa International and Inovant for the following consideration: (i) an 8.1% ownership interest in the form of class EU (series I) and class EU (series III) common stock, (ii) a 3.6% ownership interest in the form of class EU (series II) common stock, (iii) a put-call option agreement, and (iv) a framework agreement. See Note 3—The Reorganization.

Class EU (Series I and III) Common Stock and Class C (Series III and IV) Common Stock

At the date of reorganization, Visa Europe received an 8.1% ownership interest in Visa Inc. in the form of class EU (series I) and class EU (series III) common stock. The class EU (series I) and class EU (series III) common stock participate equally and had the same rights as the class AP, class LAC, class CEMEA, and class Canada common stock, except that it did not participate in the true-up of purchase consideration. The Company determined the fair value of this common stock to be approximately $3.1 billion at the measurement date based on the value of the common stock issued to the acquired regions in exchange for their historical membership interest in Visa International and ownership interest in Visa Canada. Concurrent with the true-up of purchase consideration, on March 17, 2008, the EU (series I) and EU (series III) common stock was converted into class C (series III) and class C (series IV) common stock, respectively, on a one-to-one basis.

Class EU (Series II) Common Stock and Class C (Series II) Common Stock

At the date of reorganization, Visa Europe also received a 3.6% ownership interest in Visa Inc. in the form of class EU (series II) common stock. On March 17, 2008, the class EU (series II) common stock converted on a one-to-one basis into shares of class C (series II) common stock. On March 19, 2008, the Company issued 51,844,393 additional shares of class C (series II) stock at a price of $44 per share in exchange for a subscription receivable from Visa Europe. This issuance and subscription receivable were recorded as offsetting entries in temporary equity on the Company’s consolidated balance sheet.

The Company intends to redeem all outstanding shares of class C (series II) common stock in October 2008 at its redemption price of $1.146 billion, subject to adjustments for dividends and certain other adjustments and the extinguishment of the subscription receivable. The dividend declared in June 2008 will reduce the redemption price for the class C (series II) shares to $1.138 billion. Visa Europe also has the option to require the Company to redeem all outstanding shares of class C (series II) common stock any time after December 4, 2008.

Fair Value of Class C (Series II) Common Stock

At the time of the reorganization in October 2007, the Company determined the fair value of the class C (series II) common stock to be approximately $1.104 billion by discounting the redemption price using a risk-free rate of 4.90% and a 95% probability of the successful completion of an IPO prior to October 10, 2008. Prior to the IPO these shares were not redeemable. Completion of the Company’s IPO triggered the redemption feature of this stock. As a result, in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities,” in March 2008, the Company reclassified all outstanding shares of the class C (series II) common stock at its then fair value of $1.125 billion to temporary or mezzanine level equity on the Company’s consolidated balance sheet with a corresponding reduction in additional paid-in-capital of $1.104 billion and accumulated income of $21 million. Over the period from March 2008 to on or about October 10, 2008, the date the Company intends to redeem these shares, the Company will accrete this stock to its redemption price through accumulated income.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects activity related to the class C (series II) common stock from October 1, 2007 to June 30, 2008:

Fiscal 2008
(in millions)
Balance at October 1 recorded in stockholders’ equity	$1,104
Re-measure of fair value at IPO date	21
Accretion recorded from IPO date to June 30, 2008(1)	10
Dividend declared(2)	(8)

Balance at June 30 in temporary equity	$1,127

(1)	Over the period from March 2008 to on or about October 10, 2008, the date the Company intends to redeem these shares, the Company will accrete this stock to its redemption price through accumulated income. For the three and nine months ended June 30, 2008, the Company recorded accretion through its accumulated income of $9 million and $10 million, respectively.
(2)	In June 2008, the Company declared a dividend of $0.105 per share. The dividend declaration ascribed to the class C (series II) common stock is treated as a reduction in temporary equity as it reduces the redemption value of the class C (series II) common stock. See Note 10—Stockholders’ Equity and Redeemable Shares for further information regarding the dividend declaration.

Visa Europe Put-Call Option Agreement

Visa Inc. and Visa Europe have entered into a put-call option agreement under which Visa Inc. granted Visa Europe a perpetual put option to require Visa Inc. to purchase from Visa Europe members all of the issued shares of capital stock of Visa Europe. The put option may be exercised by Visa Europe at any time after March 25, 2009. The Company is required to purchase the shares of Visa Europe no later than 285 days after exercise of the put option. In addition, Visa Europe granted to Visa Inc. a call option under which the Company will be entitled to purchase all of the share capital of Visa Europe. The Company may exercise the call option, subject to certain conditions, at any time following certain triggering events. At the date of reorganization on October 1, 2007 and at June 30, 2008, the fair value of the put option was approximately $346 million and is recorded within other liabilities on the Company’s consolidated balance sheet.

Fair Value of the Put and Call Options

The Company determined the fair value of the put option, approximately $346 million at June 30, 2008 and October 1, 2007, using probability-weighted models designed to estimate the Company’s liability assuming various possible exercise decisions that Visa Europe could make under different economic conditions in the future, including the possibility that Visa Europe will never exercise its option. This liability is carried at fair value in other liabilities on the Company’s consolidated balance sheet with changes in fair value included in the Company’s statement of operations similar to the treatment required by SFAS 133 and reclassified as a short-term liability when it becomes payable within a year. The key assumptions used in these models are dictated by the various elements of the put option strike price calculation and the Company’s estimation of the fair value of Visa Europe at the assumed date of exercise.

Significant key inputs used in the determination of the fair value of the put option include the estimated probability of exercise and various assumptions used in the estimation of the Company’s obligation in the event of exercise. These include the estimated differential between the Company’s 12-month forward price-to-earnings multiple and that applicable to Visa Europe on a stand alone basis at the time of exercise and the estimated growth of Visa Europe’s sustainable net operating income. These key inputs are unobservable.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determined that the call option contained in the put-call option agreement has nominal value at the reorganization date as the conditions under which it is exercisable are deemed remote.

The Framework Agreement

The relationship between Visa Inc. and Visa Europe is governed by a framework agreement, which provides for trademark and technology licenses and bilateral services.

Trademark and Technology Licenses

Visa Inc., Visa U.S.A., Visa International and Inovant, as licensors, granted to Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the licensors and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information technology and information processing services and participation in the Visa system. Visa Europe may sublicense the Visa trademarks and technology intellectual property to its members and other sublicensees, such as processors, for use within Visa Europe’s region and, in certain limited circumstances, outside the Visa Europe region.

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

Second Fee Reduction Component

The quarterly base fee will be further reduced between March 19, 2008 (the date the Company’s shares commenced trading on the New York Stock Exchange) and October 5, 2008 by an amount equal to the product of the following: (i) Visa Inc.’s IPO price per share net of any underwriting discounts and commissions or $42.77 per share (“net IPO price”); (ii) 35,263,585, the number of shares of Visa Inc. held by Visa Europe (other than class C (series II) common stock) that would have been redeemed immediately, but for provisions that delay the redemption of shares held by Visa Europe until one year following the date of the reorganization; and (iii) the LIBOR rate.

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

Calculation of Liability under the Framework Agreement

At October 1, 2007, the Company recorded a liability of approximately $132 million to reflect the Company’s obligation to provide these licenses at below fair value. The application of the LIBOR rate in determining the first and second fee reduction components represents a variable interest element embedded within the framework agreement, which the Company has treated as an embedded derivative with changes in fair value reflected in Visa Inc.’s consolidated statement of operations under the guidelines of SFAS No. 133.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to October 1, 2007, the Company made adjustments to its liability under the framework agreement as follows:

Fiscal 2008
(in millions)
Balance at October 1	$132
Adjustments impacting Goodwill(1)	7
License fees earned(2)	(71)
LIBOR rate adjustments(3)	(35)

Balance at June 30(4)	$33

(1)	The Company made adjustments to the calculation of its liability of: (i) $2 million to reflect a minor adjustment to the calculation methodology and (ii) $5 million to update the liability to reflect actual IPO assumptions.
(2)	Reduction of the liability to reflect license fees earned during the period, which were not received in cash, as a result of the first and second fee reduction components under the framework agreement.
(3)	Reduction due to adjustments to remeasure the fair value of the liability at the applicable LIBOR rate with an offset to other income (expense) in the consolidated statements of operations. The liability was remeasured at June 30, 2008 using a LIBOR rate of 2.78%.
(4)	Liability under the framework agreement is recorded in accrued liabilities on the consolidated balance sheet at June 30, 2008.

Other Obligations under Trademark and Technology Licenses

Visa Europe must comply with certain agreed upon global rules governing the use and interoperability of the Visa trademarks and interoperability of Visa Inc.’s systems with the systems of Visa Europe. In addition, the parties will guarantee the obligations of their respective customers and members to settle transactions between such customers and members, service global customers, participate in certain global sponsorships, manage certain global programs, establish rules for servicing global merchants, ensure that their customers and members require acceptance of globally accepted cards, maintain adequate capital levels to support their ongoing business operations and establish and comply with rules relating to the operation of the Visa enterprise. The Company will indemnify Visa Europe for any claims arising from activities in the field of financial payment and processing services brought outside Visa Europe’s region and Visa Europe will indemnify Visa Inc. for any claims arising from activities in the field of financial payments and processing services brought within Visa Europe’s region. The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be nominal at June 30, 2008.

Bilateral Services

Visa Inc. and Visa Europe provide each other with transitional and ongoing services similar to those services previously provided among Visa U.S.A., Visa International, Inovant, Visa Canada and Visa Europe. Visa Inc. provides Visa Europe, on an ongoing basis, with authorization services for cross-border transactions involving Visa Europe’s region and the rest of the world, as well as clearing and settlement system services between Visa Europe’s region and the rest of the world. Until Visa Europe’s regional clearing and settlement system is deployed, Visa Inc. will provide clearing and settlement system services within Visa Europe’s region. In addition, the parties share foreign exchange revenues related to currency conversion for transactions involving European cardholders as well as other cross-border transactions that take place in Visa Europe’s region until Visa Europe’s regional clearing and settlement system is deployed, at which time this arrangement will cease. The parties also use each others’ switching and processing services.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 5—Retrospective Responsibility Plan

As part of the reorganization, the Company established several related mechanisms, including a series of agreements designed to address potential liability under certain litigation referred to as the “covered litigation.” These mechanisms are referred to as the Retrospective Responsibility Plan and consist of an escrow agreement, a loss sharing agreement, an interchange judgment sharing agreement, the conversion feature of the Company’s shares of class B common stock and the indemnification obligations of the Visa U.S.A. members pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

In accordance with the escrow agreement, following the Company’s IPO, the Company deposited $3.0 billion of the proceeds of the offering in an escrow account from which settlements of, or judgments in, the covered litigation will be paid. The escrow funds are held in money market investments with the income earned, less the applicable taxes, classified as short term and long term restricted cash on the Company’s consolidated balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date is classified as a non-current asset. The amount of the escrow was determined by the litigation committee. The litigation committee was established pursuant to a litigation management agreement among Visa Inc., Visa U.S.A., Visa International, and the members of the litigation committee, all of whom are affiliated with, or act for, certain Visa U.S.A. members. The litigation committee: (i) determined the amount of the proceeds from the IPO to be deposited in the escrow account; (ii) may request the issuance of a follow-on offering of class A common stock to increase the size of the escrow account, subject to Visa Inc.’s right to delay the filing or effectiveness of a registration statement under certain circumstances; and (iii) may recommend or refer the cash payment portion of a proposed settlement of any covered litigation to the Visa Inc. board of directors.

Visa Inc. has entered into a loss sharing agreement with Visa U.S.A., Visa International and certain Visa U.S.A. members. The loss sharing agreement provides for the indemnification of Visa U.S.A., Visa International and, in certain circumstances, Visa Inc. with respect to: (i) the amount of a final judgment paid by Visa U.S.A. or Visa International in the covered litigation after the operation of the interchange judgment sharing agreement, plus any amounts reimbursable to the interchange judgment sharing agreement signatories; or (ii) the damages portion of a settlement of a covered litigation that is approved as required under Visa U.S.A.’s certificate of incorporation by the vote of Visa U.S.A.’s specified voting members. The several obligation of each bank that is a party to the loss sharing agreement will equal the amount of any final judgment enforceable against Visa U.S.A., Visa International or any other signatory to the interchange judgment sharing agreement, or the amount of any approved settlement of a covered litigation, multiplied by such bank’s then-current membership proportion as calculated in accordance with Visa U.S.A.’s certificate of incorporation.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Visa U.S.A. and Visa International also entered into an interchange judgment sharing agreement with certain Visa U.S.A. members that have been named as defendants in the interchange litigation. Under this judgment sharing agreement, Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of MasterCard.

Visa Inc., Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. Under the settlement agreement, American Express will receive maximum payment of $2.25 billion, including up to $2.07 billion from the Company, which will be funded through the litigation escrow account, and $185 million from five co-defendant banks. An initial payment of $1.13 billion was made in March 2008, including $945 million from the Company, which reduced the litigation escrow account. Beginning after the quarter ended March 31, 2008, the Company owes American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. The initial quarterly payment was made in April 2008. The present value of total future payments, discounted at 4.72%, or $1.9 billion, was included in litigation provision in the Company’s consolidated statement of operations during fiscal 2007. Accrued litigation of $1.0 billion and $1.9 billion was included in current and long-term accrued litigation on the Company’s consolidated balance sheets at June 30, 2008 and September 30, 2007, respectively. The Company recorded $11 million and $57 million in accretion on this obligation, included in interest expense on the Company’s consolidated statements of operations for the three and nine months ended June 30, 2008, respectively. Visa Inc. intends to fund its payment obligations under the American Express settlement with amounts in the escrow account, in accordance with the terms of the Retrospective Responsibility Plan.

The following table sets forth the change in the escrow account during the nine months ended June 30, 2008:

Fiscal 2008
(in millions)
Balance at October 1	$—
IPO proceeds used to fund escrow	3,000
American Express settlement payment	(1,015)
Interest earned, less applicable taxes	6

Balance at June 30	$1,991

The Company may conduct additional sales of class A common stock in order to increase the size of the escrow account, in which case the conversion rate of the class B common stock will be subject to additional dilutive adjustments to the extent of the proceeds from those sales. To the extent that amounts available under the escrow arrangement and agreements in the Retrospective Responsibility Plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Investments

Available-for-Sale Investments

Available-for-sale investment securities, which are recorded at fair value, consist of debt securities issued by governments and government-sponsored entities, tax-exempt municipal bonds, corporate debt securities, asset backed and mortgage backed securities, auction rate securities issued by corporations and mutual fund investments in equity securities and other marketable equity securities. The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities are as follows:

	Available-For-Sale (in millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
June 30, 2008:
Debt securities:
U.S. government-sponsored entities	$407	$5	$—	$412
Canadian government debt securities	7	—	—	7
Tax-exempt municipal bonds	5	—	—	5
Corporate debt securities	50	—	1	49
Asset backed securities	27	—	—	27
Mortgage backed securities	28	—	1	27
Auction rate securities	13	—	—	13
Equity securities	135	1	11	125

Total	$672	$6	$13	$665
Less: current portion of available-for-sale securities				(477)

Long-term available-for-sale securities				$188

	Available-For-Sale (in millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2007:
Debt securities:
U.S. government-sponsored entities	$1,272	$2	$—	$1,274
Tax-exempt municipal bonds	9	—	—	9
Auction rate securities	152	—	—	152
Equity securities	45	4	—	49

Total	$1,478	$6	$—	$1,484
Less: current portion of available-for-sale securities				(747)

Long-term available-for-sale securities				$737

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity of available-for-sale debt securities regardless of their balance sheet classification is as follows:

	Amortized Cost	Fair Value
	(in millions)
June 30, 2008:
Due within one year	$278	$279
Due after 1 year through 5 years	187	190
Due after 5 years through 10 years	4	4
Due after 10 years	13	13
Debt securities with no single maturity date	55	54

Total	$537	$540

At June 30, 2008, equity securities with a fair value and unrealized losses of $69 million and $11 million, respectively, were in an unrealized loss position for less than one year. At June 30, 2008, there were no investments which had been in a significant unrealized loss position for a period of greater than one year.

Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations over the term of their participation in the compensation plan. Losses experienced on these equity investments are offset by reductions in personnel expense. Unrealized losses on equity securities were caused by changes in market conditions. At June 30, 2008, a total of 27 mutual fund investments are in an unrealized loss position. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis.

During March 2008, the Company recognized losses on auction rate securities of $7 million. There were no other investments that realized significant losses during the three and nine months ended June 30, 2008.

Other Investments

At June 30, 2008, investments accounted for under the cost and equity methods totaled $593 million, of which $565 million were acquired in the reorganization from Visa International and were recorded at their fair value at the date of acquisition. At September 30, 2007, investments accounted for under the cost and equity methods, excluding Visa U.S.A.’s investment in Visa International and Visa U.S.A.’s investments in real estate ventures owned jointly by itself and Visa International, totaled $4 million. Investments accounted for under the cost and equity methods are included in other assets on the consolidated balance sheets, except for Visa U.S.A.’s investment in Visa International, which is shown as a separate line on the September 30, 2007 consolidated balance sheet.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Property, Equipment and Technology

Property, Equipment and Technology consisted of the following:

	June 30, 2008	September 30, 2007
	(in millions)
Land	$71	$30
Buildings and building improvements	363	89
Furniture, equipment and leasehold improvements	538	370
Technology	514	249
Construction-in-progress	218	45

Total property, equipment and technology	1,704	783
Accumulated depreciation and amortization	(656)	(470)

Property, equipment, and technology, net	$1,048	$313

Furniture, equipment and leasehold improvements include certain transportation assets acquired during the nine months ended June 30, 2008, with an original cost of $56 million. Construction-in-progress primarily reflects cost related to the ongoing construction of the Company’s east coast data center which is expected to commence operations in fiscal 2009.

Technology consists of both purchased and internally developed software. Internally developed software represents software utilized by the VisaNet electronic payment network. At June 30, 2008, and September 30, 2007, accumulated amortization for technology was $274 million and $176 million, respectively.

At June 30, 2008, estimated future amortization expense on technology was as follows:

Fiscal	(in millions)
2008 (remaining three months)	$31
2009	109
2010	92
2011	7
2012	1
2013	—

Total	$240

Depreciation and amortization expense related to property, equipment and technology was $57 million and $28 million for the three months ended June 30, 2008 and 2007, and $178 million and $85 million for the nine months ended June 30, 2008 and 2007, respectively. Included in those amounts are amortization expense on technology of $31 million and $10 million for the three months ended June 30, 2008 and 2007, and $98 million and $29 million for the nine months ended June 30, 2008 and 2007, respectively.

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

Components of Net Periodic Benefit Costs

The components of net periodic benefit costs of the United States pension and other postretirement plans for the three and nine months ended June 30, 2008 and 2007 are as follows:

	U.S. Defined Benefit Pension Plans		Postretirement Benefit Plan
	For the three months ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$12	$16	$1	$1
Interest cost	10	11	1	1
Expected return on assets	(11)	(9)	—	—
Amortization of:
Prior service cost (credit)	(3)	—	(1)	(1)
Actuarial loss	2	2	1	1
Settlement loss	1	—	—	—

Total net periodic pension cost	$11	$20	$2	$2

Visa U.S.A. share of net periodic pension cost		$16		$2

	U.S. Defined Benefit Pension Plans		Postretirement Benefit Plan
	For the nine months ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$37	$47	$4	$4
Interest cost	30	32	4	4
Expected return on assets	(32)	(27)	—	—
Amortization of:
Prior service cost (credit)	(10)	1	(4)	(4)
Actuarial loss	6	6	1	2
Settlement loss	2	—	—	—

Total net periodic pension cost	$33	$59	$5	$6

Visa U.S.A. share of net periodic pension cost		$47		$5

For the three months ended June 30, 2008, the Company contributed $2 million and $1 million to each of the pension and postretirement plans, respectively. For the nine months ended June 30, 2008, the Company contributed $5 million and $3 million to the pension and postretirement plans, respectively. The expected

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions from employer assets to the pension plans and postretirement plan for fiscal 2008 are expected to be at least $62 million and $5 million, respectively. The Company will continue to monitor the performance of pension plan assets and market conditions in evaluating its contribution to the pension plans in fiscal 2008.

Net settlement losses on plan assets, included in personnel expense in the accompanying consolidated statements of operations, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	(in millions)
Plan payments:
Total excess pension plan payments	$1	$—	$5	$—

Settlement loss:
Total net settlement loss	$1	$—	$2	$—

Note 9—Debt

2002 Senior Secured Notes

In December 2002, Visa U.S.A. issued $200 million in senior secured notes with maturity dates of five and ten years. The series A senior secured notes were paid at December 31, 2007. The net carrying amount of the series B senior secured notes at June 30, 2008, is $30 million with $7 million recorded as a current liability and the balance recorded as a long-term liability.

As a result of the American Express settlement described in Note 16—Legal Matters, Visa U.S.A. was in default of certain financial performance covenants on its series B senior secured notes and the debt was classified as a current liability at September 30, 2007. In May 2008, Visa U.S.A. and Visa Inc. executed an Amended and Restated Note Purchase Agreement waiving the default in connection with the series B senior secured notes. The remaining obligation under the notes was guaranteed by Visa Inc. and previous financial covenants were eliminated. The notes continue to bear interest at 5.60% per annum. The interest rate will be adjusted upward if the long-term senior unsecured debt rating of Visa Inc. falls below certain stipulated levels.

1994 Lease Agreement

In September 1994, a real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities in California which are used by the Company through a lease financing of net-leased office space (“1994 Lease Agreement”). Series B of these notes, totaling $26 million, were issued with an interest rate of 8.28% and a stated maturity of September 23, 2014, and are payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. The net carrying amount of the series B notes at June 30, 2008, is $18 million with $2 million recorded as a current liability and the balance recorded as a long-term liability.

As a result of the American Express settlement, described in Note 16—Legal Matters, the partnership was in default of certain performance covenants under the terms of the 1994 Lease Agreement, and the related debt was classified as a current liability at September 30, 2007. In May 2008, Visa Inc., Visa U.S.A. and Visa International executed an Amendment and Waiver to the 1994 Lease Agreement (“Amended 1994 Lease Agreement”) waiving the default. The remaining obligations under the Amended 1994 Lease Agreement are guaranteed by Visa Inc., and continue to bear interest at 8.28% per annum. The interest rate will be adjusted upward if the long-term senior unsecured debt rating of Visa Inc. falls below certain stipulated levels.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1995 Lease Agreement

In September 1995, a separate real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities in California which are used by the Company through a lease financing of net-leased office space (“1995 Lease Agreement”). Series B of these notes, totaling $27 million, were issued with an interest rate of 7.83% and a stated maturity of September 15, 2015, and are payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. The net carrying amount of the series B notes at June 30, 2008, is $21 million with $2 million recorded as a current liability and the balance recorded as a long-term liability.

The settlement entered into in connection with Visa Check/ Master Money Antitrust litigation had triggered an event of default under the 1995 Lease Agreement. Accordingly, the related debt was classified as a current liability at September 30, 2007. In May 2008, Visa Inc., Visa U.S.A. and Visa International executed an Amendment and Waiver to the 1995 Lease Agreement (“Amended 1995 Lease Agreement”), waiving the default and including a guarantee of remaining obligations under the agreement by Visa Inc. The interest terms remained unchanged.

Note 10—Stockholders’ Equity and Redeemable Shares

Pursuant to the amended and restated certificate of incorporation, the Company has the following shares of preferred and common stock authorized, issued and outstanding at June 30, 2008 (in whole numbers):

	Par Value	Authorized Preferred and Common Shares	Issued and Outstanding Shares
Preferred stock	$0.0001	25,000,000	—
Common stock
Class A	$0.0001	2,001,622,245,209	447,880,089
Class B(1)	$0.0001	622,245,209	245,513,385
Class C (series I)	$0.0001	813,582,801	124,510,448
Class C (series II)	$0.0001	218,582,801	79,748,857
Class C (series III)	$0.0001	64,000,000	62,213,201
Class C (series IV)	$0.0001	1,000,000	549,587

		2,003,366,656,020	960,415,567

(1)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

No shares were outstanding at September 30, 2007, as Visa U.S.A. was a non-stock corporation at September 30, 2007.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion

True-Up

In accordance with the terms of the restructuring agreement, dated as of June 15, 2007 and amended as of August 24, 2007, on March 17, 2008 all of the Company’s regional classes and series of common stock were converted into either class B or class C common stock. In connection with this conversion, ownership was reallocated in order to reflect the relative contribution of the participating regions to the Company’s financial performance for the four quarters ended December 31, 2007. The conversion rates applied were based on the relative under- or over-achievement (beyond certain percentage limits) of each participating region’s net revenue targets for that period. The shares held by Visa Europe were not subject to the true-up, but were converted on a one-to-one basis from class EU (series I, II, III) common stock to class C (series III, II, and IV) common stock concurrent with the true-up.

The results of the true-up are reflected in the table below. Fractional shares resulting from the conversion of the shares of each individual stockholder have been rounded down. These fractional shares were paid in cash to stockholders as part of the initial redemption of class B common stock and class C common stock following the IPO.

Outstanding Regional Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Regional Classes and Series of Common Stock Prior to the True-Up	True-up Conversion Ratio	Number of Converted Classes and Series of Common Stock after the True-Up
Class USA(1)	Class B(2)	426,390,481	0.93870	400,251,872
Class EU (series I)	Class C (series III)	62,213,201	1.00000	62,213,201
Class EU (series II)	Class C (series II)	27,904,464	1.00000	27,904,464
Class EU (series III)	Class C (series IV)	549,587	1.00000	549,587
Class Canada	Class C (series I)	22,034,685	0.98007	21,595,528
Class AP	Class C (series I)	119,100,481	1.19043	141,780,635
Class LAC	Class C (series I)	80,137,915	1.07110	85,835,549
Class CEMEA	Class C (series I)	36,749,698	0.95101	34,949,123

(1)	The amount of the class USA common stock outstanding prior to the true-up is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of the class B common stock outstanding subsequent to the true-up is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

Also, the Company issued 51,844,393 additional shares of class C (series II) common stock at a price of $44 per share in exchange for a subscription receivable from Visa Europe. This issuance and subscription receivable were recorded as offsetting entries in temporary equity on the Company’s consolidated balance sheet at June 30, 2008.

Initial Public Offering

In March 2008, the Company completed its IPO with the issuance of 446,600,000 shares of class A common stock at a net offering price of $42.77 (the IPO price of $44.00 per share of class A common stock, less underwriting discounts and commissions of $1.23 per share). The Company received net proceeds of $19.1 billion as a result of the IPO.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemption

Class B Common Stock and Class C Common Stock Other than Class C (Series II) Common Stock

In March 2008, the Company completed the required redemption of a portion of the class B common stock and class C (series I) common stock. The Company used $13.4 billion of net proceeds from the IPO to redeem 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock at a redemption price of $42.77 per share. Immediately after giving effect to the redemption and subject to the restrictions set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Certificate”) and the conversion and transfer restrictions below, all outstanding shares of class B common stock will be convertible into 175,367,482 shares of class A common stock and 152,009,651 shares of class C (series I, III and IV) common stock will be convertible into shares of class A common stock on a one-to-one basis. The number of shares of class C (series I, III and IV) common stock convertible into shares of class A common stock excludes those class C (series III) common shares subject to redemption in October 2008, as further described below.

Further, as required by the Certificate, the Company intends to use $1.508 billion of net proceeds from the IPO for the required redemption of 35,263,585 shares of class C (series III) common stock at a redemption price of $42.77 per share in October 2008. Following this October 2008 redemption, the remaining 27,499,203 shares of class C (series III) and class C (series IV) common stock outstanding will automatically convert into shares of class C (series I) common stock on a one-to-one basis.

Class C (Series II) Common Stock

The Company intends to use $1.146 billion of the net proceeds from the IPO to fund the redemption of all class C (series II) common stock in October 2008. The redemption price of $1.146 billion will be adjusted for dividends paid and certain other adjustments and the return to Visa Europe of any class C (series II) common stock subscription receivable outstanding. As a result of the execution of the IPO, Visa Europe has the option to require the Company to redeem all class C (series II) common stock at any time after December 4, 2008. Therefore, in March 2008, the Company reclassified all class C (series II) common stock at its then fair value of $1.125 billion to temporary equity on the Company’s consolidated balance sheet with a corresponding reduction in additional paid-in-capital of $1.104 billion and accumulated income (deficit) of $21 million. The Company is accreting this stock to its redemption price of $1.146 billion, adjusted for dividends and certain other adjustments, on a straight-line basis, from March 2008 to October 2008 through accumulated income or in the absence of accumulated income, through additional paid in capital. See Note 4—Visa Europe for a roll-forward of the balance of class C (series II) common stock.

Concurrent with the true-up discussed above, the Company issued 51,844,393 additional shares of class C (series II) stock at a price of $44 per share in exchange for a subscription receivable from Visa Europe. This issuance and subscription receivable were recorded as offsetting entries in temporary equity on the Company’s consolidated balance sheet at June 30, 2008.

Special IPO Dividend Received from Cost Method Investee, Net of Tax

Several of the Company’s cost method investees are also holders of class C (series I) common stock and therefore participated in the share redemption in March 2008. Certain of these investees elected to declare a special dividend to return to their owners on a pro rata basis, the proceeds received as a result of the redemption of a portion of their class C (series I) common stock. As a result of the Company’s ownership interest in these cost method investees, during the quarter ended June 30, 2008, the Company received approximately $21 million of special dividends from these investees, which represented the return of redemption proceeds. The Company has recorded these dividends, net of tax, as an increase in additional paid-in capital as they are the result of appreciation of its own stock.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion and Transfer Restrictions

Class B Common Stock

The class B common stock is not convertible or transferable until the later of March 25, 2011 and the date on which all of the covered litigation has been finally resolved, although the Company’s board of directors may make exceptions to this transfer restriction after resolution of all covered litigation. This transfer restriction is subject to limited exceptions, including transfers to other class B stockholders. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not a Visa member or similar person or affiliate of a Visa member or similar person, as defined in the Certificate. Upon such transfer, each common share will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

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

Class C Common Stock

The class C common stock, other than class C (series II) common stock and class C (series III) redemption shares, is not convertible into class A common stock or transferable until March 25, 2011. This transfer restriction is subject to limited exceptions, including transfers to other class C stockholders. The Company’s board of directors may make additional exceptions to this transfer restriction. This transfer restriction is subject to limited exceptions, including transfers to other class stockholders. After termination of the restrictions, the class C common stock will be convertible into class A common stock if transferred to a person that was not, immediately after the reorganization, a Visa member. Upon such transfer, each common share will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

The conversion rate of the class C common stock, other than class C (series II) common stock and class C (series III) redemption shares, into class A common stock is on a one-to-one basis, subject to adjustments for stock splits, recapitalizations and similar transactions. Class C (series II) common stock and class C (series III) redemption shares are not convertible into class A common stock. Immediately after the completion of the partial redemption of the class C (series III) common stock in October 2008 described above, each outstanding share of class C (series III) common stock and class C (series IV) common stock will automatically be converted into class C (series I) common stock. No conversion into class A common stock of class C common stock will be effected until all applicable restrictions on such transfers have expired.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock) are entitled to cast a number of votes equal to the number of shares of class B or C common stock held multiplied by the applicable conversion rate in effect on the record date.

Dividends Declared

On June 11, 2008, the Company’s board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) payable on August 29, 2008 to all holders of record of the Company’s class A, class B and class C common stock as of August 15, 2008.

Note 11—Net Income Per Share

For the three and nine months ended June 30, 2007, Visa U.S.A. was a non-stock corporation and therefore there was no comparable measure for net income per share.

For the three and nine months ended June 30, 2008, the Company calculated earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Prior to the Company’s IPO, the stockholders of each regional class of common stock were entitled to equal per share distributions of earnings whether through dividends or upon liquidation. The Company therefore presented a single earnings per share amount applicable to all outstanding classes of common stock for periods presented ending prior to the IPO. Following the IPO, the Company calculated net income per share using the two-class method under the guidelines of SFAS No. 128 to reflect the different rights of each class and series of outstanding common stock.

Calculation of Basic Earnings Per Share

Under the provisions of SFAS 128, basic net income per share is computed for each class and series of common stock outstanding during the period by dividing net income available to each class and series by the weighted average number of common shares outstanding during the period.

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

•

Class C (series III) redemption shares—Upon IPO, 35,263,585 class C (series III) redemption shares are classified as a liability on the Company’s consolidated balance sheet. While legally outstanding, these shares continue to participate on an as-converted basis in any distributions of the Company. Under the guidelines of SFAS 128, net income, after the allocation of accretion to the class C (series II) common stock, is attributed to the class C (series III) redemption shares based on its proportionate ownership until redemption in October 2008. This allocation reduces the net income attributable to all other classes and series of common stock.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Weighted Average Number of Shares Outstanding

During the nine months ended June 30, 2008, the weighted average number of shares of each class and series of common stock outstanding reflects changes in ownership over the periods as follows:

•	October 1, 2007 through March 16, 2008: Ownership reflects the regional classes and series of common stock issued in the reorganization effective October 1, 2007. See Note 3—The Reorganization.

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

•

March 19, 2008 through March 27, 2008: Ownership reflects the impact of the following events, all of which were deemed to have occurred, for the purpose of presenting earnings per share, on March 19, 2008, the date the Company’s shares commenced trading on the New York Stock Exchange:

a)	The issuance of 446,600,000 shares of class A common stock in connection with the Company’s IPO,

b)	The reclassification of all class C (series II) common stock, at its then fair value of $1.125 billion, as temporary or mezzanine level equity on the Company’s consolidated balance sheet with an offset to accumulated income (deficit) to reflect its expected redemption in October 2008, and

c)	Redeemable shares of class C (series III) common stock totaling 35,263,585, which the Company is required to redeem in October 2008 (the “class C (series III) redemption shares”) are classified as a current liability at their redemption price of $1.508 billion on the Company’s consolidated balance sheet.

•

March 28, 2008 through June 30, 2008: Ownership reflects the redemption of 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock on March 28, 2008 as required by the Company’s Amended and Restated Certificate of Incorporation.

See Note 10—Stockholders’ Equity and Redeemable Shares and the Consolidated Statement of Changes in Stockholders’ Equity and Accumulated Income (Deficit) reflecting these ownership changes over the period and for additional information regarding redeemable common shares.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculation of the Numerator—Basic Earnings Per Share

The following tables calculate net income allocated to each series and class of common stock in the calculation of basic earnings per share for the three and nine months ended June 30, 2008.

For the three months ended June 30, 2008:

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$395
Accretion allocated to class C (series II) common stock classified in temporary equity	9
Income allocated to class C (series III) common stock classified as a liability	18

Net income	$422

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (series I)	Class C (series III)	35,263,585	$18		Not presented

Common Stock Classified as Temporary Equity:
Class EU (series II)	Class C (series II)	79,748,857	9		$0.12

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	446,600,000	227		$0.51
Class USA	Class B	245,513,385	90	(1)	$0.36
Class Canada, AP, LAC & CEMEA	Class C (series I)	124,503,084	64		$0.51
Class EU (series I & III)	Class C (series III & IV)	27,499,203	14		$0.51

		Net income	$422

(1)	Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 175,367,482.

For the nine months ended June 30, 2008:

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$1,105
Income and accretion allocated to class C (series II) common stock classified in temporary equity	36
Income allocated to class C (series III) common stock classified as a liability	19

Net income	$1,160

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (series I)	Class C (series III)	13,384,719	$19		Not presented

Common Stock Classified as Temporary Equity:
Class EU (series II)	Class C (series II)	47,582,628	36		$0.75

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	169,512,409	244		$1.44
Class USA	Class B	362,628,259	483	(1)	$1.33
Class Canada, AP, LAC & CEMEA	Class C (series I)	212,778,792	307		$1.44
Class EU (series I & III)	Class C (series III & IV)	49,378,069	71		$1.44

		Net income	$1,160

(1)	Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 334,551,367.

Calculation of the Denominator—Basic Earnings Per Share

The following table presents proportional ownership of each class and series of common stock, prior and subsequent to the true-up, IPO, and initial redemptions, applied to calculate income allocated to each class and series of common stock in the calculation of basic earnings per share for the nine months ended June 30, 2008. Proportional ownership for the three months ended June 30, 2008, remained constant, with no additional shares issued or redeemed subsequent to March 28, 2008.

For the nine months ended June 30, 2008:

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Common Stock Outstanding Beginning at:				Total Weighted Average Shares Outstanding for the Period
		Beginning of Period	True-Up Date	IPO Date	Initial Redemption Date
Date of Event		October 1, 2007	March 17, 2008	March 19, 2008	March 28, 2008
Days Outstanding		168	2	9	95	274
Percentage of Period		61.31%	0.73%	3.28%	34.67%	100.00%
Participating Common Stock Classified as a Liability:
	Class C (series III)	—	—	35,263,585	35,263,585	13,384,719
Common Stock Classified as Temporary Equity:
	Class C (series II)	—	—	79,748,857	79,748,857	30,269,639
Common Stock Classified as Stockholders’ Equity:
Class A	Class A	—	—	446,600,000	446,600,000	169,512,409
Class USA(1)	Class B(2)	426,390,481	400,251,872	400,251,872	245,513,385	362,628,259
Class Canada, AP, LAC & CEMEA	Class C (series I)	258,022,779	284,160,835	284,160,835	124,503,084	212,778,792
Class EU (series I & III)	Class C (series III & IV)	62,762,788	62,762,788	27,499,203	27,499,203	49,378,069
Class EU (series II)	Class C (series II)	27,904,464	27,904,464	—	—	17,312,989

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

Calculation of Diluted Earnings Per Share

Diluted net income per share for each class and series of common stock is computed by dividing net income available by the weighted average number of common shares and, if dilutive, potential A equivalent common shares outstanding during the period.

The calculation of class A common stock diluted earnings per share assumes potential A equivalent common shares outstanding, which consist of the incremental class A common shares issuable upon:

•

conversion of class B and class C (series I, III & IV) common stock based on the conversion ratio in effect throughout the period; class C (series II) are not convertible into shares of class A common stock and class C (series III) redemption shares are not convertible into shares of class A common stock subsequent to the IPO,

•	exercise of employee stock options, and

•	vesting of restricted shares and restricted share units issued to certain employees and directors.

Certain members of our board of directors, who are also employees of our financial institution customers, received restricted stock awards that convert into class C (series I) shares upon vesting. The calculation of class C (series I) common stock diluted earnings per share assumes incremental class C (series I) shares outstanding.

The dilutive effect of outstanding stock options, restricted shares, and restricted share units is reflected in diluted earnings per share by application of the treasury stock method under the guidelines of SFAS 128.

No potential common shares existed for any other class or series of common stock other than class A and class C (series I) common stock. The calculation of diluted earnings per share for all classes and series of common stock other than class A common stock assumes no conversion of any class B or class C common stock into class A common stock during the period. Net income attributable to each class and series of common stock other than class A common stock in the calculation of diluted earnings per share is reduced proportionately by the number of potential class A equivalent common shares underlying employee stock options, restricted shares and restricted share units.

Calculation of the Numerator—Diluted Earnings Per Share

The following tables calculate net income allocated to each series and class of common stock in the calculation of diluted earnings per share for the three and nine months ended June 30, 2008.

For the three months ended June 30, 2008:

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$395
Accretion allocated to class C (series II) common stock classified in temporary equity	9
Income allocated to class C (series III) common stock classified as a liability	18

Net income	$422

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (series I)	Class C (series III)	35,263,585	$18		Not presented

Common Stock Classified as Temporary Equity:
Class EU (series II)	Class C (series II)	79,748,857	9		$0.12

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	776,089,893	395		$0.51
Class USA	Class B	245,513,385	89	(1)	$0.36
Class Canada, AP, LAC & CEMEA	Class C (series I)	124,505,711	63		$0.51
Class EU (series I & III)	Class C (series III & IV)	27,499,203	14		$0.51

(1)	Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 175,367,482.

For the nine months ended June 30, 2008:

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$1,105
Income and accretion allocated to class C (series II) common stock classified in temporary equity	36
Income allocated to class C (series III) common stock classified as a liability	19

Net income	$1,160

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (series I)	Class C (series III)	13,384,719	$19		Not presented

Common Stock Classified as Temporary Equity:
Class EU (series II)	Class C (series II)	47,582,628	36		$0.75

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	766,983,234	1,105		$1.44
Class USA	Class B	362,628,259	482	(1)	$1.33
Class Canada, AP, LAC & CEMEA	Class C (series I)	212,779,771	307		$1.44
Class EU (series I & III)	Class C (series III & IV)	49,378,069	71		$1.44

(1)	Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 334,551,367.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculation of the Denominator—Diluted Earnings Per Share

The following table presents proportional ownership of each class and series, prior and subsequent to the true-up, IPO, and initial redemptions, applied to calculate income available to each class and series of common stock in the calculation of diluted earnings per share for the nine months ended June 30, 2008. Excluding the incremental effect of potential A equivalent shares, proportional ownership for the three months ended June 30, 2008, remained constant, with no additional shares issued or redeemed subsequent to March 28, 2008. The computation of average dilutive shares outstanding excluded stock options to purchase 1,799 shares of common stock for the three and nine months ended June 30, 2008. These amounts were excluded because the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and therefore, their effect would be antidilutive.

For the nine months ended June 30, 2008:

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Common Stock Outstanding Beginning at:				Weighted Average Incremental Shares for the Period	Total Weighted Average Shares Outstanding for the Period
		Beginning of Period	True-Up Date	IPO Date	Initial Redemption Date
Date of Event		October 1, 2008	March 17, 2008	March 19, 2008	March 28, 2008
Days Outstanding		168	2	9	95		274
Percentage of Period		61.31%	0.73%	3.28%	34.67%	100.00%	100.00%

Participating Common Stock Classified as a Liability:
Class C (series III)		—	—	35,263,585	35,263,585	—	13,384,719

Common Stock Classified as Temporary Equity:
Class C (series II)		—	—	79,748,857	79,748,857	—	30,269,639

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	747,176,048	747,175,495	1,044,155,500	773,969,768	762,597	766,983,234
Class USA(1)	Class B(2)	426,390,481	400,251,872	400,251,872	245,513,385	—	362,628,259
Class Canada, AP, LAC & CEMEA	Class C (series I)	258,022,779	284,160,835	284,160,835	124,503,084	979	212,779,771
Class EU (series I & III)	Class C (series III & IV)	62,762,788	62,762,788	27,499,203	27,499,203	—	49,378,069
Class EU (series II)	Class C (series II)	27,904,464	27,904,464	—	—	—	17,312,989

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The EIP became effective in October 2007 upon the completion of the reorganization. The EIP will continue in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the plan is terminated earlier by the Company’s board of directors. No awards may be granted under the plan on or after 10 years from its effective date.

The compensation committee of the board of directors administers the EIP and determines the non-employee directors, employees and consultants that may be granted awards under the EIP, the size and types of awards, the terms and conditions of awards, the timing of awards and the form and content of the award agreements.

In March 2008, in connection with the IPO, the Company granted non-qualified stock options (“options”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to its employees and non-employee directors. The Company granted additional options and RSAs in May 2008. The Company accounted for these awards under the guidance of SFAS 123R, “Share-Based Payment” (“SFAS 123R”). The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

Options

The options issued during the three and nine months ended June 30, 2008, expire ten years from the date of grant. The options vest in three equal installments on each of the first three anniversaries of the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement.

The fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the assumptions used in the valuation and resulting fair value per option granted during the three and nine months ended June 30, 2008:

	For the three months ended June 30, 2008	For the nine months ended June 30, 2008
Expected term (in years)	5.79	5.79
Risk-free rate of return	3.3%	2.6%
Expected volatility	32.8%	36.1%
Expected dividend yield	0.5%	1.0%
Weighted-average fair value per option granted	$29.20	$15.32

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s option activity for the nine months ended June 30, 2008:

	Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Exercise Price	Aggregate Intrinsic Value(1)
				(in millions)
Outstanding at October 1, 2007	—	—
Granted	8,984,625	$44.06
Forfeited/expired	(39,215)	44.00
Exercised	—	—

Outstanding at June 30, 2008	8,945,410	$44.06	9.7	$394	$333
Vested and Exercisable at June 30, 2008	88,262	$44.00	9.7	$4	$3

(1)	Intrinsic value is calculated using the stock price at June 30, 2008 of $81.31 less the option exercise price, multiplied by the number of instruments.

As of June 30, 2008, there was $118 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of approximately 2.7 years.

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

In connection with the IPO, the Company also granted RSA and RSU awards to employees. These awards share the same terms and conditions as awards granted in connection with the special bonus. Additional RSAs were issued in May 2008 which vest in three equal installments on each of the first three anniversaries of the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement.

The RSA and RSU awards granted to the Company’s non-employee directors vest on the first anniversary of the Company’s IPO, subject to earlier vesting in full under certain conditions specified in the award agreement and EIP.

Upon vesting, the RSA awards are settled in class A common stock on a one-for-one basis. During the vesting period, RSA award recipients are eligible to receive dividends and participate in the same voting rights as those granted to the holders of the underlying class A common stock. Upon vesting, RSU awards can be settled in class A common stock on a one-for-one basis or in cash, or a combination thereof, at the Company’s option. The Company does not currently intend to settle any RSU awards in cash. During the vesting period, RSU award recipients are eligible to receive dividend equivalents but do not participate in the voting rights as those granted to the holders of the underlying class A common stock.

Compensation expense associated with RSAs and RSUs issued in connection with the IPO is measured based on the IPO share price or $44.00 per share. The additional RSA awards issued in May 2008 were valued using the closing price of class A common stock as listed on the New York Stock Exchange on the date of grant or $82.75.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s RSA activity for the nine months ended June 30, 2008:

	Awards	Weighted- Average Grant Date Fair Value
Outstanding at October 1, 2007	—
Granted	1,295,422
Vested	—
Forfeited/expired	(12,034)

Outstanding at June 30, 2008	1,283,388	$44.02

The following table summarizes the Company’s RSU activity for the nine months ended June 30, 2008:

	Units	Weighted- Average Grant Date Fair Value
Outstanding at October 1, 2007	—
Granted	622,126
Vested	(7,413)
Forfeited/expired	(11,538)

Outstanding at June 30, 2008	603,175	$44.00

At June 30, 2008, there was $33 million and $13 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively. The cost is expected to be recognized over a weighted average period of approximately one year.

The following table summarizes remaining equity instruments available for grant under the EIP:

Available for Grant
Balance at October 1, 2007(1)	59,000,000
Options granted	(8,984,625)
Options forfeited	39,215
RSA granted	(1,295,422)
RSA forfeited	12,034
RSU granted	(622,126)
RSU forfeited	11,538
Awards withheld for net tax settlement	3,348

Balance at June 30, 2008	48,163,962

(1)	Total class A common stock available for grant under the EIP was approved on October 1, 2007.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of share-based compensation expense during the three and nine months ended June 30, 2008 are summarized below:

	For the three months ended June 30, 2008	For the nine months ended June 30, 2008
	(in millions)
Options	$12	$18
RSAs	11	20
RSUs	5	9

Total	$28	$47

The Company recorded its share-based compensation in Personnel on its consolidated statements of operations for the three and nine months ended June 30, 2008. The Company did not capitalize any portion of its share-based compensation expense during the nine months ended June 30, 2008.

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

An affiliate of one of the Company’s customers was engaged as one of the underwriters for the Company’s IPO in March 2008. An officer of that same customer also serves on the Company’s board of directors, and as such, the Company considers the affiliate a related party. The affiliate was offered and purchased 113 million shares of class A common stock at a price of $42.77 per share, a discount of $1.23 per share based on the IPO price of $44.00 per share. The affiliate received total underwriter fees from the Company of $139 million in March 2008.

Note 14—Commitments and Contingencies

Stock Redemptions

The Company intends to redeem all outstanding shares of class C (series II) common stock in October 2008 at a price of $1.138 billion, as adjusted for the dividend declared in June 2008, subject to further adjustment for future dividends and certain other adjustments and the return to Visa Europe of any subscription receivable outstanding. Visa Europe also has the option to require the Company to redeem all outstanding shares of class C (series II) common stock any time after December 4, 2008. Pursuant to the Amended and Restated Global Restructuring Agreement executed in August 2007, and the Company’s Amended and Restated Certificate of Incorporation, the Company is required to redeem 35,263,585 shares of class C (series III) common stock for an aggregate redemption price of $1.5 billion in October 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

Dividends may be paid on Visa Inc. common stock when, as, and if declared by the board of directors out of amounts available for dividends under applicable law. The declaration and payment of dividends will be at the sole discretion of the board of directors after taking into account various factors, including the Company’s financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that the board of directors deems relevant.

On June 11, 2008, the Company’s board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) for an expected payment of approximately $93 million payable on August 29, 2008. See Note 10—Stockholders’ Equity and Redeemable Shares for further information regarding the dividend declaration. The Company intends to continue paying quarterly dividends in cash, at an annual rate equal to $0.42 per share of class A common stock (representing an on-going quarterly rate equal to $0.105 per share). Class B and class C common stock will share ratably on an as-converted basis in such future dividends. Any future dividends received by the class C (series II) stockholders will further reduce the redemption price of these shares.

Volume and Support Incentives

The Company has agreements with customers for various programs designed to build sales volume and increase the acceptance of its payment products. These agreements, with original terms ranging from one to thirteen years, provide card issuance, marketing and program support based on specific performance requirements. These agreements are designed to encourage customer business and to increase overall Visa- branded payment volume, thereby reducing unit transaction processing costs and increasing brand awareness for all Visa customers.

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

The Company entered into new volume and support incentive agreements during the three months ended June 30, 2008, increasing the Company’s total volume and support incentive commitment. Excluding anticipated revenue to be earned from higher payments and transaction volumes in connection with these agreements, the Company’s potential exposure under agreements that limit the incentive payments, coupled with the Company’s estimate for incentive agreements with no limit, is estimated as follows:

Fiscal	Volume and Support Incentives
(in millions)
2008 (remaining three months)	$282
2009-2010	2,061
2011-2012	1,633
Thereafter	878

Total	$4,854

The ultimate amounts to be paid under these agreements may be greater than or less than the estimates above. Based on these agreements, increases in the incentive payments are generally driven by increased

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment and transaction volume, and as a result, in the event incentive payments exceed this estimate such payments are not expected to have a material negative effect on the Company’s financial condition, results of operations or cash flows.

Note 15—Income Taxes

Effective Tax Rate

The Company’s effective income tax rates for the three months and nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Effective Income Tax Rate	41%	36%	34%	36%

The effective income tax rate for the three months ended June 30, 2008 differs from that of 2007 primarily due to the loss of a California special deduction after the Company’s IPO. The effective tax rate for the nine months ended June 30, 2008 differs from that of the same period in 2007 because of the combined effect of the loss of the California special deduction, the change in state tax apportionment, and a one-time tax benefit in the second quarter attributable to the remeasurement of deferred taxes.

Prior to the Company’s IPO, the state of California, where the Company is headquartered, historically did not tax a substantial portion of the reported income on the basis that the Company operated on a cooperative or mutual basis and therefore was eligible for a special deduction. As a result of the Company’s IPO and consequent ownership by parties other than its financial institution customers, the Company is no longer eligible to claim the special deduction, resulting in a tax increase. The tax increase was partially offset by a tax decrease resulting from a change in the Company’s state tax apportionment. In addition, the change in state tax apportionment resulted in an estimated $107 million one-time tax benefit in the second quarter, due to the remeasurement of the Company’s deferred taxes.

The income tax expense differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
U.S. federal income tax	35%	35%
State income taxes, net of federal benefit	3%	3%
Foreign, net of federal benefit	1%	1%
Other	2%	1%
One-time adjustment to reflect benefit from remeasurement of deferred taxes due to state apportionment decrease	—	(6)%

Income tax expense	41%	34%

FIN 48

On October 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. At the date of adoption, the Company’s total unrecognized tax benefits were approximately $320 million, $247 million of which, if recognized, would affect the effective tax rate. Following

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the adoption of FIN 48, in the three and nine months ended June 30, 2008 the Company’s total unrecognized tax benefits increased by $11 million and $30 million, respectively, relating to tax positions taken in the current year. If these unrecognized tax benefits would be recognized, substantially all amounts would impact the Company’s effective tax rate.

It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions as interest expense and penalties in its statement of operations. At October 1, 2007, the Company had $4 million and $1 million of accrued interest and penalties, respectively, related to uncertain tax positions. For the three and nine months ended June 30, 2008, there were no significant changes in interest and penalties related to uncertain tax positions.

In July 2008, the Company settled with the California Franchise Tax Board with respect to certain audit issues from 1990 to 2003, which include the eligibility to claim certain items as special deductions, apportionment computations, or research and development credits. As a result of the settlement, $30 million of the previously disclosed $62 million unrecognized tax benefits were disallowed and will not be recognized. Of the remaining $32 million, $16 million will be received in cash as a tax refund in the fourth fiscal quarter. The refund will have no material impact on the Company’s fourth fiscal quarter effective tax rate. The remaining $16 million unrecognized tax benefit will be recognized in the Company’s financial statements in future periods once receipt of the benefit is confirmed.

The Company is subject to examination by the Internal Revenue Service and various state and foreign tax authorities. The Company has concluded all U.S. federal income tax matters for years through 2002. All material state and foreign tax matters have been concluded for years through 2001.

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

The Company’s litigation provision includes provisions of $50 million and $342 million for the three and nine months ended June 30, 2008, respectively, and $0 million and $15 million for the three and nine months ended June 30, 2007, respectively. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. The Company is presently involved in the matters described below and other legal actions, except for those disclosed below as resolved or settled. From time to time we may engage in settlement discussions or mediations with respect to one or more of our outstanding litigation matters, either on our own behalf or collectively with other parties. The Company will continue to review the litigation accrual and, if necessary, future refinements to the accrual will be made.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to accrued litigation for the nine months ended June 30, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
	(in millions)
Balance at October 1	$3,682	$1,000
Provision for settled legal matters	4	15
Provision for unsettled legal matters	338	—
Interest accretion on settled matters	105	54
Payments on settled matters	(1,220)	(2)

Balance at June 30	$2,909	$1,067

Covered Litigation

The following table summarizes the activity related to covered litigation matters for the nine months ended June 30, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
	(in millions)
Balance at October 1	$2,761	$—
Provision for settled legal matters	—	—
Provision for unsettled legal matters	285	—
Interest accretion on settled matters	57	—
Payments on settled matters(1)	(1,200)	—

Balance at June 30	$1,903	$—

(1)	Payments on the Company’s settlement with American Express included $1,015 million funded through the escrow account established by the Retrospective Responsibility Plan and $185 million funded by the five co-defendant banks. The escrow funds are held in money market investments with the income earned, less the applicable taxes, classified as restricted cash on the Company’s consolidated balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date is classified as a non-current asset. Interest earned on escrow funds is included in investment income, net, on the Company’s consolidated statement of operations. See Note 5—Retrospective Responsibility Plan, for more information about the Retrospective Responsibility Plan and the escrow account.

Set forth below are updates on proceedings previously reported by the Company in its final prospectus, filed with the SEC under Rule 424(b)(4) on March 19, 2008, including Visa Inc.’s audited consolidated balance sheet and related footnotes at October 1, 2007, unaudited consolidated financial statements and related footnotes for the three months ended December 31, 2007, and the audited consolidated financial statements and related notes of Visa U.S.A. for the fiscal year ended September 30, 2007. The updates should be read in conjunction with the description in the prospectus.

The Discover Litigation

On February 15, 2008, Visa U.S.A. and Visa International filed motions for partial summary judgment, challenging aspects of Discover’s damages theory and its debit monopolization claims and asserting that the statute of limitations barred Discover’s suit. Discover also filed a motion for partial summary judgment,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

renewing its request that the court give collateral estoppel effect to certain findings in the DOJ litigation. Briefing on these motions was complete on April 25, 2008. On June 9, 2008, the parties filed public versions of the briefs with the court.

On April 18, 2008, the district court ordered Visa U.S.A., Visa International, MasterCard and Discover to confer and stipulate to terms for non-binding mediation of this dispute. The mediation was completed in June 2008 and failed to result in a settlement with either Visa or MasterCard.

The district court issued a scheduling order on July 28, 2008, moving the trial date to October 14, 2008. The court also established deadlines for a joint pretrial statement, briefing on motions in limine, and other trial preparation.

On July 29, 2008, Visa Inc., Visa U.S.A., Visa International, and MasterCard entered into a sharing agreement that sets forth each defendant’s proportion of any judgment or settlement in the Discover litigation, with the Visa share being larger, primarily based on relevant volumes.

The American Express Litigation

On March 31, 2008, the initial payment to American Express of $1.13 billion described in the settlement agreement was made by Visa Inc. Of this amount, $945 million was funded through the litigation escrow account established under the Retrospective Responsibility Plan, and $185 million was funded by the five co-defendant banks. American Express met the performance criteria set forth in the settlement agreement this fiscal quarter, and Visa made the corresponding settlement payment. See Note 5—Retrospective Responsibility Plan.

The Interchange Litigation

Kendall. On March 7, 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the complaint. The court concluded that the plaintiffs had failed to plead facts sufficient to establish a conspiracy, and that no amendment could cure the pleading defect. In doing so, the Ninth Circuit also held that the plaintiffs were “indirect purchasers” of Visa U.S.A. and could not recover antitrust damages for their claims.

Multidistrict Litigation Proceedings (MDL). As part of the Retrospective Responsibility Plan, Visa Inc. entered into a judgment sharing agreement with Visa U.S.A., Visa International and certain member financial institutions of Visa U.S.A. on July 1, 2007.

On May 8, 2008, putative class plaintiffs served on defendants a motion seeking to certify a class of merchants. Once briefing on the class certification issue is complete, all briefs will be filed with the court.

On May 23, 2008, putative class plaintiffs filed a pre-motion letter seeking leave of court to file a Second Consolidated Amended Class Action Complaint. Among other things, this complaint would: (i) add new claims for damages and injunctive relief against Visa and the bank defendants regarding interchange fees for Visa online/PIN debit cards; (ii) add new claims for damages and injunctive relief against Visa and the bank defendants since the time of Visa’s Initial Public Offering regarding interchange fees for Visa’s credit, offline debit, and online/PIN debit cards; (iii) eliminate claims for damages relating to the so-called “no-surcharge” rule and “anti-steering” rule; and (iv) eliminate claims for damages based on the alleged tie of network processing services and payment guarantee services to the payment card system services. All defendants but one bank defendant have agreed not to oppose putative class plaintiffs’ request.

The court entered a revised case management schedule on August 6, 2008, setting deadlines for class certification briefing, expert discovery and dispositive motions and extending fact discovery to November 21, 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retailers’ Litigation

Retailers’ “Opt-Outs”

GMRI, Inc. and Visa U.S.A. participated in the binding mediation session in March 2008 and are now negotiating the terms of a settlement agreement.

“Indirect Purchaser” Actions

At a hearing on June 2, 2008, the court approved a notice and exclusion plan for the settlement with the state of West Virginia, and scheduled a final approval hearing for August 20, 2008.

Department of Justice Antitrust Case and Related Litigation

Settlement Service Fee Litigation

The U.S. Court of Appeals for the Second Circuit proposed that oral argument on Visa’s appeal take place the week of June 23, 2008. At the request of the parties, the Second Circuit adjourned the oral argument scheduled for June; a new date has not yet been set. In July 2008, Visa received from MasterCard a full release of certain potential claims MasterCard may have against Visa U.S.A. in connection with the settlement service fee and other matters. Visa has agreed to dismiss its appeal of the district court’s order in the settlement service fee litigation.

New Zealand Interchange Proceedings

In March 2008, the court set a trial date in October 2009 for this matter.

Currency Conversion Litigation

On February 14, 2008, the United States Department of Justice filed an objection on behalf of the United States to the settlement. Among other things, the objection states that the United States is not a member of the class covered by the settlement. Thus, any claims that the United States may have against Visa or its member banks relating to foreign transactions will not be released by the settlement. On May 20, 2008 and June 4, 2008, the Department of Justice submitted letters to the court related to its pending objection.

On March 31, 2008, the court held a hearing on whether to approve the settlement and enter the Final Judgment and Order of Dismissal. The matter remains under submission.

District of Columbia Civil Investigative Demand

On July 1, 2008, Visa U.S.A. amended its rules relating to the routing of so-called “PINless debit” transactions. In conjunction with that change, the office of the Attorney General of the District of Columbia has notified Visa U.S.A. that it considers Visa U.S.A. to have complied with the CID issued on January 5, 2007 and that Visa U.S.A.’s rule change responds to concerns that led to its investigation. The Attorneys General of New York and Ohio, who were conducting parallel investigations, have similarly notified Visa U.S.A. that the rule change responds to the concerns that led to their investigations.

U.S. Department of Justice Civil Investigative Demands

On February 26, 2008, the Division issued a third CID to Visa U.S.A., seeking information regarding a potential violation of the Final Judgment, dated November 26, 2001, in United States v. Visa U.S.A. Inc. et al., 163 F.Supp.2d 322 (S.D.N.Y. 2001). The CID seeks documents, data and narrative responses to several

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interrogatories and document requests, which focus on alleged termination and waiver provisions in certain agreements between Visa U.S.A. and Visa issuers.

On July 1, the Division notified Visa U.S.A. that the rule change announced by Visa U.S.A. regarding the routing of PINless debit transactions addressed the concerns that led the Division to issue the CID on September 26, 2007, and that the Division would be closing that investigation.

AAA Antiques Mall

On February 1, 2008, Visa U.S.A. filed a motion for summary judgment, or, in the alternative, motion to dismiss all claims brought against it. The court granted Visa U.S.A.’s motion and dismissed the case against all defendants on June 12, 2008.

Hill Country Custom Cycles

Robert Smith, individually and doing business as Hill Country Custom Cycles, filed a putative class action lawsuit against Visa Inc., several banks, and a processor in U.S. District Court for the Central District of California on June 4, 2008. The plaintiff alleges that, due to fluctuations in currency conversion rates, a transaction disputed by a cardholder and ultimately charged back to a merchant by its acquiring bank (a “chargeback”) may result in a debit to a merchant’s account in excess of the original transaction amount. The lawsuit asserts claims under federal and state antitrust law and a variety of common law claims, including fraud and breach of contract. At this time, it is too early to make any reasonable evaluation of the claims alleged.

Intellectual Property Litigation

Cryptography Research

CRI filed its Third Amended Complaint on March 14, 2008. Visa International moved to dismiss the antitrust claims in the Third Amended Complaint, and the Court has taken the motion under submission without oral argument. On March 27, 2008, CRI sought leave to file a supplemental complaint, in which it would add Visa Inc. as an additional defendant to the claims of patent infringement, unfair competition, and antitrust violations that were alleged against Visa International in the Third Amended Complaint. On May 8, 2008, the court granted CRI leave to file the supplemental complaint, which was served on Visa Inc. on May 9, 2008. Visa Inc. filed a motion to dismiss the supplemental complaint on June 30, 2008.

Vale Canjeable

On March 14, 2008, Visa International filed an extraordinary appeal of the preliminary injunction ruling with the Commercial Chamber of the Supreme Court. On August 6, 2008, the Commercial Chamber of the Supreme Court accepted Visa International’s appeal and declared null and void the decision from the Superior Tribunal that dismissed Visa International’s earlier appeal against the preliminary measures granted by the First Instance Tribunal. Pursuant to the Supreme Court’s order a new Superior Tribunal will issue a new decision on the appeal against the preliminary measures.

Every Penny Counts

At a claims construction hearing on May 22, 2008, the court ruled in favor of defendants on all five of plaintiff’s patents. In light of this ruling, plaintiff orally agreed to a stipulated judgment in favor of all defendants on all claims. The court entered judgment for all defendants on May 23, 2008. On June 18, 2008, plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.

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

By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from these forward-looking statements as a result of a variety of factors, including all the risks discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and under the heading “Risk Factors” in our final prospectus filed with the SEC under Rule 424(b)(4) on March 19, 2008. You are cautioned not to place undue reliance on such statements, which are made only at the date of this report. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

To further enhance our competitive position, in March 2008 we successfully completed an IPO and sold 446.6 million shares of class A common stock to the public, raising $19.1 billion in net proceeds. We used $13.4 billion of the net proceeds from the IPO to redeem a portion of the shares of Visa’s financial institution members and as a result Visa is now majority owned by the public. Pursuant to our Retrospective Responsibility Plan, we established an escrow account with $3.0 billion of the net proceeds. Our Retrospective Responsibility Plan is a central component of the reorganization and is designed to address potential liabilities arising from certain litigation that we refer to as covered litigation. Future settlements of, or judgments in, the covered litigation will be payable from the escrow account. Our capital structure was designed to implement a key principle of the retrospective responsibility plan, which is that liability for the covered litigation would remain with the holders of our class B common stock, all of which are members or affiliates of members of Visa U.S.A. See Note 5—Retrospective Liability Plan to our unaudited consolidated financial statements elsewhere in this report. The remaining net proceeds of $2.7 billion were retained and will be used to fund the redemption of all of the class C (series II) shares and a portion of the class C (series III) shares in October 2008. See Note 1—Organization to our unaudited consolidated financial statements elsewhere in this report.

There is no historical combined statement of operations of Visa Inc. prior to October 1, 2007, because Visa Inc. did not have any operations prior to the reorganization. In order to provide insight into our operating results and trends affecting our business, this management’s discussion and analysis of our operating results includes a comparison of the results of operations for the three and nine months ended June 30, 2008, to the pro forma results of operations for the three and nine months ended June 30, 2007, as if the reorganization had occurred on October 1, 2006. This pro forma information is derived from our unaudited consolidated financial statements, and presented in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). See Note 3—The Reorganization to our unaudited consolidated financial statements elsewhere in this report. In addition, this management’s discussion and analysis includes a comparison of our operating results for the three and nine months ended June 30, 2008, to the operating results of Visa Inc.’s accounting acquirer, Visa U.S.A., for the three and nine months ended June 30, 2007.

The following table sets forth our actual and pro forma operating revenues for the periods presented:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	Pro Forma 2007	$ Change	% Change	2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
U.S. operating revenues	$966	$870	$96	11%	$2,663	$2,399	$264	11%
Non-U.S. operating revenues	647	495	152	31%	1,891	1,330	561	42%

Total operating revenues	$1,613	$1,365	$248	18%	$4,554	$3,729	$825	22%

Non-U.S. operating revenues include revenues earned from Visa Europe and are a result of our contractual arrangement with Visa Europe which is governed by a framework agreement that provides for trademark and technology licenses and bilateral services.

Our non-U.S. operating revenues for the three and nine month periods ended June 30, 2008 represented 40% and 42% of total operating revenues, respectively. Our non-U.S. operating revenues in fiscal 2007 represented 36% of our total pro forma operating revenue for each of the three and nine month comparable periods. Growth in operating revenues outside of the United States accounted for 61% of the increase in total operating revenues for the three months ended June 30, 2008, compared to the same period in 2007, and 68% of the increase in total operating revenues for the nine months ended June 30, 2008, compared to the same period in 2007. See additional discussion in Results of Operations below. A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel. Revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency.

We believe that payments volume and transactions are key drivers of our business. Payments volume is the basis for service fees and transactions are the basis for data processing fees.

Current period service fees are generated from payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume. Payments volume and revenues are impacted by changes in currency rates. Payments volume and revenues increased, reflecting in part the impact of the weaker U.S. dollar, during the three and nine months ended March 31, 2008, compared to comparable periods in the prior fiscal year. Payments volume increased 19%, to $652 billion, and 18%, to $2.0 trillion, during the three and nine months ended March 31, 2008, with double-digit growth in all product categories. Growth in the United States continues to reflect increases in non-discretionary spending and growth in debit. Growth outside the U.S. reflects continued improvement in economic conditions for consumers and continued penetration into emerging markets. Payments volume does not impact the operating revenues we earn from Visa Europe.

The following tables set forth product payments volumes for the periods presented:

	U.S.A.			Rest of World(3)			Visa Inc.
	Three months ended March 31, 2008(4)	Three months ended March 31, 2007(4)	% Change	Three months ended March 31, 2008(4)	Three months ended March 31, 2007(4)	% Change	Three months ended March 31, 2008(4)	Three months ended March 31, 2007(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$153	$144	6%	$203	$156	31%	$356	$300	19%
Consumer debit(1)	182	156	16%	34	23	46%	216	179	20%
Commercial and other	53	46	15%	27	22	20%	80	68	17%

Total Payments Volume	$388	$346	12%	$264	$201	31%	$652	$547	19%
Cash volume	100	94	6%	284	208	36%	384	302	27%

Total Volume(2)	$488	$440	11%	$548	$409	34%	$1,036	$849	22%

	U.S.A.			Rest of World(3)			Visa Inc.
	Nine months ended March 31, 2008(4)	Nine months ended March 31, 2007(4)	% Change	Nine months ended March 31, 2008(4)	Nine months ended March 31, 2007(4)	% Change	Nine months ended March 31, 2008(4)	Nine months ended March 31, 2007(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$494	$462	7%	$592	$463	28%	$1,086	$925	17%
Consumer debit(1)	536	465	15%	96	67	43%	632	532	19%
Commercial and other	159	137	16%	79	66	20%	238	203	18%

Total Payments Volume	$1,189	$1,064	12%	$767	$596	29%	$1,956	$1,660	18%
Cash volume	302	284	6%	817	605	35%	1,119	889	26%

Total Volume(2)	$1,491	$1,348	11%	$1,584	$1,201	32%	$3,075	$2,549	21%

(1)	Includes prepaid volume.
(2)	Total volume is the sum of total payments volume and cash volume. Total payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks.
(3)	Includes Bulgaria and Romania through March 31, 2007, after which time such countries became part of Visa Europe.
(4)	Service fee revenue in a given quarter is assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service fees reported with respect to the three and nine months ended June 30, 2008 were based on payments volume reported by our financial institution customers for the three and nine months ended March 31, 2008.

Transactions processed increased by 1.1 billion, or 13%, to 9.5 billion during the three months ended June 30, 2008, from 8.4 billion in the prior year comparable period. Transactions processed increased by 3.3 billion, or 14%, to 27.4 billion during the nine months ended June 30, 2008, from 24.1 billion in the prior year comparable period. Growth in transactions processed in the United States accounted for the majority of growth in transactions processed in both the three and nine month periods. We will continue to identify opportunities to expand our processing role outside of the United States.

The following table sets forth transaction volumes processed by our VisaNet system during the periods presented:

	Visa Inc.			Visa Inc.
	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in millions)			(in millions)
Total transactions	9,473	8,411	13%	27,366	24,076	14%

Growth in operating revenues during the nine months ended June 30, 2008 exceeded growth in payments and transactions volumes reflecting the impact of new service fees and changes in pricing for various services in regions outside the United States as those regions transition to a business model seeking to increase profitability. While we believe that these pricing changes will generate ongoing benefits, we do not believe that the rates of growth in operating revenues during the nine months ended June 30, 2008 are representative of sustainable future revenue growth because they include the impacts of the new service fees and pricing changes introduced in the second half of fiscal 2007. As anticipated, with the anniversary of pricing changes and new service fees introduced during the second half of fiscal 2007, growth in operating revenues during the three months ended June 30, 2008 has moderated. We expect future price increases to correlate more closely with innovations in our product line and improvements in our service model.

Our business is affected by overall economic conditions and consumer spending patterns. We expect that the continued impacts of the softening housing market, declining mortgage credit quality, and recent economic trends in the United States will moderate our rate of growth in the near term.

Operating income as a percentage of operating revenues, or operating margin, was 40% and 37% for the three and nine months ended June 30, 2008, respectively, compared with pro forma operating margin of 33% in each of the prior year comparable periods. The increase in our operating margins during the three and nine months ended June 30, 2008 compared with the prior year comparable periods is primarily attributable to growth in operating revenues, discussed above, and lower professional and consulting fees reflecting the absence of charges in the prior year related to our reorganization. In fiscal 2008, professional fees incurred in connection with our IPO were capitalized and offset against IPO proceeds. The increase in our operating margin for the nine months ended June 30, 2008 also reflects the impact of pricing changes and new service fees discussed above. We expect modest operating compression in the fourth fiscal quarter as we plan for additional incentive payments and higher advertising and marketing expenses and professional and consulting fee expenses. See further discussion below in Results of Operations.

The Reorganization and IPO

The reorganization and IPO will impact our business, results of operations and financial condition currently and in future periods in a number of significant ways:

•

Charges. We are evaluating various alternatives for achieving synergies in the global organization and expect to incur additional charges, which may be significant, during the remainder of fiscal 2008 and in fiscal 2009. We incurred charges related to severance and other termination benefits of $12 million and $56 million during the three and nine months ended June 30, 2008, respectively. In connection with the IPO, we granted equity compensation awards to employees and non-employee directors. We incurred $28 million and $47 million in share-based compensation cost during the three and nine months ended June 30, 2008.

•

Visa Europe put option. We have granted Visa Europe the option to cause the sale of Visa Europe to us. We will record any change in the fair market value of this option in our statement of operations. Changes in the value of the put option will result in fluctuations in our reported net income. The exercise of the Visa Europe put option would also result in a significant liquidity event.

•

Income taxes. As a result of completion of the IPO and consequent ownership by parties other than our financial institution customers, we are no longer eligible to claim the California special deduction previously available to Visa U.S.A. and Visa International Service Association on the basis that both operated on a cooperative or mutual basis. Our tax provision was updated to reflect the loss of the special deduction during the last six months of fiscal 2008, resulting in an increase in taxes of $10 million and $19 million for the three and nine months ended June 30, 2008, respectively. We are evaluating our overall global corporate tax structure as a newly formed global company and are considering various tax alternatives and strategies to assist in managing our overall effective tax rates in the future.

•

One time tax benefit. As anticipated, following our IPO, our earnings for the second quarter of fiscal 2008 increased by $107 million as a result of a one-time estimated tax benefit due to a change in our state tax apportionment methodology.

•

Redemption of class C (series II and III) common stock. In October 2008, we intend to redeem all class C (series II) and a portion of class C (series III) common stock. A portion of the net IPO proceeds have been set aside to satisfy these obligations. Accretion will be recognized on the fair value of class C (series II) shares until the time of redemption. See Note 10—Stockholders’ Equity and Redeemable Shares to our unaudited consolidated financial statements elsewhere in this report for additional information about these redeemable shares.

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

Impact of Foreign Currency Rates

Our operating revenues are impacted by fluctuations in foreign currency rates. Operating revenues are impacted by the overall strengthening or weakening of the U.S. dollar compared to local or regional currencies in which our payments volumes occur. Revenue growth attributable to the weakening of the U.S. dollar during fiscal 2008 was approximately 2% for each of the three and nine months ended June 30, 2008 compared to prior year comparable periods and primarily impacts service fees and international transaction fees.

Results of Operations

Operating Revenues and Expenses

Operating Revenues

Our operating revenues consist of gross operating revenues reduced by payments made to customers and merchants under volume and support incentive arrangements. Gross operating revenues consist of service fees, data processing fees, international transaction fees and other revenues. Our operating revenues are primarily generated from fees calculated on the payments volume of activity on Visa-branded cards, which we refer to as service fees, and from the fees charged for providing transaction processing, which we refer to as data processing fees. Payments volume is reported by our customers and transactional information is accumulated by our transaction processing systems. Historically, pricing has varied among our different geographies because geographies outside the United States had operated under an association business model with distinct, autonomous strategies, boards of directors and management teams. In 2007, geographies outside the United States began the transition to a business model seeking to increase profitability and made competitive increases in their pricing structure. Competitive pricing changes were made in this regard during fiscal 2007 and we will continue to assess opportunities for competitive adjustments that align with the value and growth opportunities provided to our customers.

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

The following sets forth the components of our operating revenues:

Service fees

Service fees reflect payments by customers for their participation in card programs carrying our brands. Service fees are primarily calculated on the payments volume of products carrying the Visa brand. We rely on our customers to report payments volume to us. Service fees in a given quarter are assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service fees reported with respect to the three and nine months ended June 30, 2008, were based on payments volumes reported by our customers for the three and nine months ended March 31, 2008, respectively. Furthermore, pro forma service fees for the three and nine months ended June 30, 2007, were based on payments volumes reported by our customers for the three and nine months ended March 31, 2007, respectively. These actual and pro forma payments volumes also do not include cash disbursements obtained with Visa-branded cards, balance transfers or convenience checks, which we refer to as cash volume. New service fees were introduced in April 2007, which apply to U.S. consumer debit, consumer credit and commercial payments volume. These fees supersede previously existing issuer programs.

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

Data processing fees are primarily driven by the number, size and type of transactions processed and represent fees for processing transactions that facilitate the following services:

•	Authorization. Fees to route authorization requests to the issuer when a merchant, through its acquirer, requests approval of a cardholder’s transaction.

•	Clearing and settlement. Fees for determining and transferring transaction amounts due between acquirers and issuers.

•	Single Message System, or SMS, switching. Fees for use of the SMS for determining and transferring transaction amounts due between acquirers and issuers.

•	Member processing. Fees for use of the debit processing service, which provides processing and support for Visa debit products and services.

•	Processing guarantee. Fees charged for network operations and maintenance necessary for ongoing system availability.

•	Other products and services. Fees for miscellaneous services that facilitate transaction and information management among Visa members.

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

Administrative and other

Administrative and other primarily consist of facilities costs and other corporate and overhead expenses in support of our business, such as travel expenses.

Litigation provision

Litigation provision is an estimate of litigation expense and is based on management’s understanding of our litigation profile, the specifics of the case, advice of counsel to the extent appropriate, and management’s best estimate of incurred loss at the balance sheet dates. In accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) management records a charge to income for an estimated loss if such loss is probable and estimable. We will continue to review the litigation accrual and, if necessary, future adjustments to the accrual will be made.

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

Visa Inc. Three and Nine Months Ended June 30, 2008 compared to Visa Inc. Pro Forma Results for the Three and Nine Months Ended June 30, 2007

Operating Revenues

Operating revenues were $1.6 billion and $4.6 billion for the three and nine months ended June 30, 2008, respectively, and pro forma operating revenues were $1.4 billion and $3.7 billion for the three and nine months ended June 30, 2007, respectively, reflecting an increase of $0.2 billion, or 18%, and $0.8 billion, or 22%, over the three and nine month prior year comparable periods, respectively. The increase in operating revenues reflects increases in payments volume, which increased 19% and 18% during the three and nine months ended March 31, 2008, respectively, compared to the prior year comparable periods. It also reflects an increase in transactions processed, which increased by 13% and 14% during the three and nine months ended June 30, 2008, respectively, compared to the prior year comparable periods. Revenue growth was also impacted by increases in the monetary value and the number of cross-border transactions during the three and nine months ended June 30, 2008, compared to the prior year comparable periods.

With the anniversary of pricing changes and new service fees introduced during the second half of fiscal 2007, growth in operating revenues during the three months ended June 30, 2008 has moderated. Growth in operating revenues during the nine months ended June 30, 2008 exceeded growth in payments and transactions volumes reflecting the impact of new service fees and changes in pricing for various services in regions outside the United States as those regions transition to a business model seeking to increase profitability. The new service fees and pricing modifications are discussed further under relevant revenue categories below. While we believe that these pricing changes will generate ongoing benefits, we do not believe that this rate of revenue growth is representative of sustainable future revenue growth because it includes the new service fees introduced in the second half of fiscal 2007. We expect future price increases to correlate more closely with innovations in our product line and improvements in our service model. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

The following table presents our operating revenues for the three and nine months ended June 30, 2008, compared to the pro forma three and nine months ended June 30, 2007.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	Pro Forma 2007	$ Change	% Change	2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Service fees	$749	$661	$88	13%	$2,273	$1,852	$421	23%
Data processing fees	539	449	90	20%	1,525	1,196	329	28%
Volume and support incentives	(274)	(175)	(99)	57%	(862)	(498)	(364)	73%
International transaction fees	449	311	138	44%	1,209	839	370	44%
Other revenues	150	119	31	26%	409	340	69	20%

Total operating revenues	$1,613	$1,365	$248	18%	$4,554	$3,729	$825	22%

Service fees

Payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume, is the basis for service fees. Payments volume increased $105 billion, or 19%, to $652 billion for the three months ended March 31, 2008, compared to the prior year comparable period. The growth in service fees was slower than the growth in payments volume for the three months ended June 30, 2008 primarily reflecting the impact of price compression as higher sales volumes qualified for additional volume-based discounts.

Payments volume increased $296 billion, or 18%, to $2.0 trillion for the nine months ended March 31, 2008, compared to the prior year comparable period. The growth in service fees outpaced the growth in underlying payments volume during the nine months ended June 30, 2008, due primarily to new service fees introduced in April 2007 which superseded previously existing arrangements with issuers. The new service fees increased service fee revenue by $129 million, or 7% for the nine months ended June 30, 2008 compared to the prior year comparable period.

Data processing fees

The increase in data processing fees reflects growth in the number of transactions processed of 13% and 14% during the three and nine months ended June 30, 2008, respectively, compared to the number of transactions processed in the prior year comparable periods. We processed 9.5 billion and 27.4 billion transactions during the three and nine months ended June 30, 2008, compared to 8.4 billion and 24.1 billion transactions in the prior year comparable periods. Growth in data processing fees outpaced the growth in underlying transaction volumes during the three and nine months ended June 30, 2008 primarily due to new services and various pricing modifications both inside and outside the United States which collectively increased data processing fees by 6% and 10% over prior year comparable periods. Certain of the data processing pricing modifications took place following the beginning of the third quarter of the prior fiscal year resulting in third quarter revenues which continued to grow at a faster rate than transactions. The pricing increases outside the United States reflect transition of those businesses to a business model seeking to increase profitability. While we believe these pricing changes will generate ongoing benefits, we do not believe that the rate of growth in data processing fees during the three and nine months ended June 30, 2008, is representative of sustainable future revenue growth because it includes the impacts of these changes in pricing.

Volume and support incentives

The increase in volume and support incentives in the current period was primarily attributable to unusually lower levels of contra revenue recorded in fiscal 2007. The lower volume and support incentives in fiscal 2007 were primarily driven by significant performance adjustments recorded in the prior year. In addition, fiscal 2008 incentives reflect the accounting impacts of: (i) conforming accounting policies of the acquired regions to that of the accounting acquirer; and (ii) the retirement of certain issuer programs in the prior year. Further detail of these and other factors are provided below.

•

We recorded downward adjustments of $79 million related to U.S. based volume and support incentives in the first three quarters of fiscal 2007 as compared to $5 million in the first three quarters of fiscal 2008, resulting in a year-over-year increase of $74 million. The fiscal 2007 adjustments reflect the impact of lower estimates of future performance under the agreements as the rate of payments volume growth softened.

•

As anticipated, volume and support incentives increased during the nine months ended June 30, 2008 due to a non-recurring charge in the second fiscal quarter related to a customer agreement executed in the period, which increased volume and support incentives by $70 million.

•

As further anticipated, the accounting impact of volume and support incentives assumed upon the restructuring of certain issuer programs in fiscal 2007 increased volume and support incentives by $48 million and $139 million during the three and nine months ended June 30, 2008, respectively, versus the prior year comparable periods.

Additional increases in volume and support incentives reflect the impact of new contracts and higher payments volumes and number of transactions processed. The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to contracts or new contracts.

The net liability of volume and support incentives changed as follows:

Fiscal 2008
(in millions)
Beginning balance at October 1, 2007, net liability(1)	$(87)
Provision
Current year provision	(862)
Performance adjustments(2)	5
Contractual amendments(3)	(5)

Subtotal volume and support incentives	(862)

Payments	980

Ending balance at June 30, 2008, net asset(4)	$31

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives of Visa Inc. at October 1, 2007.
(2)	Amount represents adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.
(3)	Amount represents adjustments resulting from amendments to existing contractual terms.
(4)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented in the consolidated balance sheet of Visa Inc. at June 30, 2008.

International transaction fees

The increase in international transaction fees was primarily driven by single currency and multi-currency payments volume, both of which experienced double digit growth compared to prior year comparable periods, reflecting more cross-border transactions and the continued expansion in the use of electronic payments for travel purposes. During the three months ended June 30, 2008, growth in international transaction fees outpaced the increase in single currency and multi-currency payments volume primarily due to modifications to pricing structures for certain international transactions in the United States in April 2008. Growth in international transaction fees also reflects continued impact of the weak U.S. dollar. During the nine months ended June 30, 2008, growth in international transaction fees over that of single and multi-currency payments volume was primarily due to pricing increases outside the U.S. which took place in all geographical regions during the first half of fiscal 2007 as our businesses outside the United States transitioned to a business model seeking to increase profitability. While we believe these pricing modifications will generate ongoing benefits, we do not believe that the rate of growth in international transaction fees during the three and nine months ended June 30, 2008, is representative of sustainable future revenue growth because it includes the impacts of these changes in pricing. Although growth in single currency and multi-currency payments volume have remained strong, we anticipate that the impact of continued softness in the U.S. economy will moderate discretionary spending, including global travel, reducing the rate of cross-border volume growth in the near term.

Other revenues

The increase in other revenues over the three and nine month comparable periods was primarily driven by growth in fees related to the Visa Extras loyalty platform in which enrolled Visa cardholders earn reward points toward qualifying purchases. Visa earns revenues from its financial service institution customers for administrative and rewards fulfillment services performed in support of the Visa Extras platform. Visa Extras contributed to an increase in other revenue of 10% during each of the three and nine months ended June 30, 2008, respectively, compared to prior year comparable periods. Growth in other revenues was also impacted by increases in fines associated with our Cardholder Information Security Program for acquirers whose merchants have not yet met compliance standards.

Operating Expenses

Operating expenses increased 5% and 15% for the three and nine months ended June 30, 2008, compared to prior year comparable periods. The change for both the three and nine month periods primarily reflects increases in personnel and advertising, marketing and promotion, offset by decreases in professional and consulting fees.

The following table sets forth the components of our operating expenses for the three and nine months ended June 30, 2008 compared to our operating expenses on a pro forma basis for the three and nine months ended June 30, 2007.

	Three Months Ended June 30,		2008 vs. 2007		Nine Months Ended June 30,		2008 vs. 2007
	2008	Pro Forma 2007	$ Change	% Change	2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Personnel	$310	$293	17	6%	$882	$835	47	6%
Network, EDP and communications	84	87	(3)	(3)%	245	224	21	9%
Advertising, marketing and promotion	271	244	27	11%	696	631	65	10%
Professional and consulting fees	108	159	(51)	(32)%	302	396	(94)	(24)%
Depreciation and amortization	57	55	2	4%	178	164	14	9%
Administrative and other	85	83	2	2%	234	233	1	NM
Litigation provision	50	—	50	NM	342	15	327	NM

Total Operating Expenses	$965	$921	$44	5%	$2,879	$2,498	$381	15%

Personnel

The increase in personnel expense for the three and nine months ended June 30, 2008 primarily reflects the offsetting impacts of severance and other charges incurred during the periods, compensation expenses related to stock-based awards granted to employees in connection with our IPO, and reductions of expense due to changes to our defined pension benefit plan effective in fiscal 2008. During the three and nine months ended June 30, 2008, we incurred $12 million and $56 million in severance and other charges related to workforce consolidation. We are evaluating various alternatives for achieving synergies in the global organization and expect to incur additional charges, which may be significant, during the remainder of fiscal 2008 and in fiscal 2009. In connection with our IPO in March, 2008, employees were granted stock-based awards and as a result, we recognized $28 million and $47 million in compensation expense during the three and nine months ended June 30, 2008.

Charges incurred related to workforce consolidation and equity awards were offset by reductions in pension and other incentive expense primarily due to conversion of our defined benefit pension plan to a cash-balance plan in fiscal 2008. During the last quarter of fiscal 2008 we may incur additional pension expense, due to early recognition of actuarial losses related to employee attrition during fiscal 2008. Should the deterioration in market conditions continue, we expect that the value of our pension plan assets upon remeasurement in September 2008 will result in an increase to our pension plan expense in fiscal 2009.

Network, EDP and communications

Network, EDP and communications expense increased during the nine month comparable periods primarily as a result of an 8% increase in maintenance, equipment rental and other costs related to outsourcing certain development activities to remote locations in the prior year. Maintenance and equipment rental costs may continue to increase over time as we continue to evaluate outsourcing alternatives for certain support functions.

Advertising, marketing and promotion

The increase in advertising, marketing and promotion expense in both the three and nine month periods ended June 30, 2008 was primarily driven by higher advertising and promotion spending in connection with the 2008 Beijing Summer Olympics coupled with increased promotional activity related to our Visa Extras rewards program. Significant expenditures related to the 2008 Beijing Olympics will continue in the fourth quarter of fiscal 2008. We also expect increased spending in the near term for marketing programs ahead of the annual holiday season.

Professional and consulting fees

The reduction in professional fees during the three months ended June 30, 2008 reflects the absence of consulting and legal fees incurred in the prior year in connection with our reorganization. During the nine months ended June 30, 2008, consulting and legal fees incurred to support the IPO in fiscal 2008 were offset against the net proceeds from our IPO, reducing professional and consulting fees by $24 million versus the prior year comparable period. During 2007, professional fees incurred to support the reorganization were expensed. Additionally, legal fees decreased in the nine months ended June 30, 2008 reflecting settlement of currency conversion and American Express litigation in fiscal 2007. Professional and consulting fees are expected to increase in the near term as we focus on supporting new product initiatives, particularly in the areas of money transfer, prepaid, e-commerce and mobile payments.

Depreciation and amortization

The increase in depreciation and amortization expense during the nine months ended June 30, 2008, primarily relates to amortization costs associated with additional software licenses deployed in support of ongoing payments system infrastructure and maintenance projects. Software amortization expense would be expected to increase over time as we are committed to maintaining and enhancing our networks as well as to developing new payment products.

Litigation provision

The increase in litigation provision during the three and nine months ended June 30, 2008, primarily reflects additional accruals made in the current quarter, and a $285 million liability estimate under the provisions of SFAS 5, related to the covered litigation. See Note 16—Legal Matters to our unaudited consolidated financial statements elsewhere in this report.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the three and nine months ended June 30, 2008 compared to our other income (expense) on a pro forma basis for the three and nine months ended June 30, 2007.

	Three Months Ended June 30,		2008 vs. 2007		Nine Months Ended June 30,		2008 vs. 2007
	2008	Pro Forma 2007	$ Change	% Change	2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$—	$—	$—	NM	$1	$—	$1	NM
Interest expense	(30)	(25)	(5)	20%	(116)	(72)	(44)	61%
Investment income, net	97	56	41	73%	172	132	40	30%
Other	(1)	8	(9)	NM	35	8	27	NM

Total Other Income (Expense)	$66	$39	$27	69%	$92	$68	$24	35%

Interest expense

The increase in interest expense during the three and nine months ended June 30, 2008, compared to prior year comparable periods was primarily due to interest accretion attributed to the American Express settlement. See Note 16—Legal Matters to our unaudited consolidated financial statements elsewhere in this report.

Investment income, net

The increase in investment income during the three and nine months ended June 30, 2008, compared to prior year comparable periods was primarily due to interest earned on both the litigation escrow, and the portion of the IPO proceeds retained to redeem the class C (series II) and class C (series III) shares. We expect that the level of interest income will decrease following redemption of class C (series II) and class C (series III) shares in October, 2008. See Note 4—Visa Europe and Note 5—Retrospective Responsibility Plan to our unaudited consolidated financial statements elsewhere in this report.

Other non-operating income (expense)

Other non-operating income in the nine months ended June 30, 2008, reflects a change in the fair market value of our liability under the Framework Agreement with Visa Europe due to changes in the LIBOR interest rate. See Note 4—Visa Europe to our unaudited consolidated financial statements elsewhere in this report.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 41% and 34% for the three and nine months ended June 30, 2008, respectively, compared to 38% and 39% for the prior year comparable periods. The increase in the effective tax rate for the three month period is primarily due to the loss of a California special deduction after our IPO. The decrease in the effective tax rate for the nine month period is primarily due to the combined effect of the loss of the California special deduction, the change in state tax apportionment, and a one-time tax benefit in the second quarter attributable to the remeasurement of our deferred taxes.

Prior to our IPO, the state of California, where Visa is headquartered, historically did not tax a substantial portion of the reported income on the basis that the Company operated on a cooperative or mutual basis and therefore was eligible for a special deduction. As a result of our IPO and consequent ownership by parties other than our financial institution customers, we are no longer eligible to claim the special deduction, resulting in a tax increase. The tax increase was partially offset by a tax decrease resulting from a change in our state tax apportionment. In addition, the change in state tax apportionment resulted in an estimated $107 million one-time tax benefit in the second quarter, due to the remeasurement of our deferred taxes.

The income tax expense differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
U.S. federal income tax	35%	35%
State income taxes, net of federal benefit	3%	3%
Foreign, net of federal benefit	1%	1%
Other	2%	1%
One-time adjustment to reflect benefit from remeasurement of deferred taxes due to state apportionment decrease	—	(6)%

Income tax expense	41%	34%

In July 2008, we settled with the California Franchise Tax Board with respect to certain audit issues from 1990 to 2003, which include the eligibility to claim certain items as special deductions, apportionment computations, or research and development credits. As a result of the settlement, $30 million of the previously disclosed $62 million unrecognized tax benefits were disallowed and will not be recognized. Of the remaining $32 million, $16 million will be received in cash as a tax refund in the fourth fiscal quarter. The refund will have no material impact on our fourth fiscal quarter effective tax rate. The remaining $16 million unrecognized tax benefit will be recognized in our financial statements in future periods once receipt of the benefit is confirmed.

Visa Inc. Three and Nine Months Ended June 30, 2008, compared to Visa U.S.A. Three and Nine Months Ended June 30, 2007

The following discussion of results of operations compares Visa Inc. consolidated results for the three and nine months ended June 30, 2008, to Visa U.S.A. results for the three and nine months ended June 30, 2007. Visa U.S.A. was deemed the accounting acquirer in the reorganization that took place on October 1, 2007, and therefore Visa U.S.A. results are the historical predecessor for those of Visa Inc.

Operating Revenues

Operating revenues were $1.6 billion and $4.6 billion for the three and nine months ended June 30, 2008, respectively, compared to $0.9 billion and $2.6 billion for the three and nine months ended June 30, 2007, respectively. This reflects an increase of $0.7 billion, or 71%, and $2.0 billion, or 75%, over the prior year three and nine month comparable periods. The increase in operating revenues primarily reflects the inclusion of $0.7 billion and $1.8 billion, respectively, of operating revenues from other regions upon the reorganization on October 1, 2007, offset by the absence of data processing and other revenues previously earned from Visa International and Visa Canada.

The following table compares our operating revenues for the three and nine months ended June 30, 2008, with those of Visa U.S.A. for the three and nine months ended June 30, 2007.

	Three Months Ended June 30,				Nine Months Ended June 30,
	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change
	(in millions, except percentages)
Service fees	$749	$496	$253	51%	$2,273	$1,407	$866	62%
Data processing fees	539	380	159	42%	1,525	1,032	493	48%
Volume and support incentives	(274)	(122)	(152)	125%	(862)	(356)	(506)	142%
International transaction fees	449	115	334	290%	1,209	326	883	271%
Other revenues	150	72	78	108%	409	190	219	115%

Total operating revenues	$1,613	$941	$672	71%	$4,554	$2,599	$1,955	75%

Service fees

The increase in service fees for the three and nine months ended June 30, 2008, over the prior year comparable periods, is primarily driven by the inclusion of service fees from acquired regions upon the reorganization on October 1, 2007, which represents an increase of $220 million, or 44%, and $650 million, or 46%, respectively. The remainder of the increase primarily reflects U.S. payments volume growth of 12% for each of the three and nine month periods ended June 30, 2008 over prior year comparable periods. Growth in the nine months ended June 30, 2008 also reflects new service fees introduced in April 2007.

Data processing fees

The increase in data processing fees over the three and nine month prior year comparable periods is primarily due to the inclusion of data processing fees from acquired regions upon the reorganization on October 1, 2007, which represents an increase of $128 million, or 34%, and $372 million, or 36%, respectively. The increase also reflects growth in transaction counts in the United States, which increased by 12% and 13% in the three and nine months ended June 30, 2008 over prior year comparable periods. Competitive pricing increases primarily related to the Interlink Network also increased data processing fees by 7% and 8% over the prior year three and nine month comparable periods.

These increases are offset by the absence of data processing revenues previously earned from Visa International regions and Visa Canada. Upon the reorganization, Visa U.S.A., Visa International, and Visa Canada became direct or indirect subsidiaries of Visa Inc. and these fees are eliminated in consolidation.

Volume and support incentives

The inclusion of volume and support incentives from the acquired regions upon the reorganization on October 1, 2007 contributed to the increase in volume and support incentives by $53 million, or 43%, and $169 million, or 47%, respectively, during the three and nine months ended June 30, 2008 compared with prior year comparable periods.

The remainder of the increase in volume and support incentives in the current period was primarily attributable to unusually lower levels of contra revenue recorded in fiscal 2007. The lower volume and support incentives in fiscal 2007 were primarily driven by significant performance adjustments recorded in the period. In addition, fiscal 2008 incentives reflect the accounting impacts of: (i) conforming accounting policies of the acquired regions to that of the accounting acquirer; and (ii) the retirement of certain issuer programs in the prior fiscal year. Further detail of these and other factors are provided below.

•

We recorded downward adjustments of $79 million related to U.S. based volume and support incentives in the first three quarters of fiscal 2007 as compared to $5 million in adjustments during the first three quarters of fiscal 2008, resulting in a year-over-year increase of $74 million. The fiscal 2007 adjustments reflect the impact of lower estimates of future performance under the agreements as the rate of payments volume growth softened.

•

As anticipated, volume and support incentives increased during the nine months ended June 30, 2008 due to a non-recurring charge related to a customer agreement executed in the second fiscal quarter, which increased volume and support incentives by $70 million.

•

As further anticipated, the accounting impact of volume and support incentives assumed upon the restructuring of certain issuer programs in fiscal 2007 increased volume and support incentives by $48 million and $139 million during the three and nine months ended June 30, 2008, respectively, versus the prior year comparable periods.

•	Additional increases in volume and support incentives reflect the impact of new contracts and higher payments volumes and number of transactions processed.

International transaction fees

The increase in international transaction fees during the three and nine months ended June 30, 2008 is primarily due to the inclusion of international transaction fees of acquired regions upon the reorganization on October 1, 2007, which represent increases of $249 million and $750 million during the three and nine month prior year comparable periods. Further increases were due to double digit growth in single and multi-currency payments volume reflecting more cross-border transactions and continued expansion in the use of electronic payments for travel purposes as overall global travel has increased. In addition, growth in international transaction fees reflects modifications to pricing structures for certain international transactions in April 2008.

Other revenues

The increase in other revenues during the three and nine months ended June 30, 2008 reflects inclusion of other revenues from acquired regions upon the reorganization on October 1, 2007 representing $59 million, or 82%, and $153 million, or 81%, compared with prior year comparable periods. License fees and fees for other services provided under the framework agreement with Visa Europe, which became effective at the time of the reorganization, represented increases of $44 million and $133 million, respectively, for the three and nine months ended June 30, 2008, compared with prior year comparable periods. Growth in other revenues during the three and nine months ended June 30, 2008 also reflects increased fees related to the Visa Extras loyalty platform in which enrolled Visa cardholders earn reward points toward qualifying purchases. Visa earns revenues from its financial institution customers for administrative and rewards fulfillment services performed in support of the Visa Extras platform. Growth in other revenues was also impacted by increases in fines associated with our

Cardholder Information Security Program for acquirers whose merchants have not yet met compliance standards. During the three and nine months ended June 30, 2008, these increases were offset by the absence of $43 million and $118 million in project revenues previously earned for services provided to Visa International regions and Visa Canada in the prior year comparable periods.

Operating Expenses

Operating expenses increased 59% and 71%, during the three and nine months ended June 30, 2008, respectively, compared to the prior year comparable periods. The change in operating expense is primarily due to operating expenses from the acquired regions, increases in personnel expense related to workforce consolidation, and an additional litigation provision during the nine months ended June 30, 2008.

The following table sets forth the components of our operating expenses for the three and nine months ended June 30, 2008 compared to the three and nine months ended June 30, 2007.

	For the three months ended June 30,		2008 vs. 2007		For the nine months ended June 30,		2008 vs. 2007
	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change
Personnel	$310	$184	$126	68%	$882	$529	$353	67%
Network, EDP and communications	84	72	12	17%	245	181	64	35%
Advertising, marketing and promotion	271	141	130	92%	696	360	336	93%
Visa International fees	—	43	(43)	NM	—	129	(129)	NM
Professional and consulting fees	108	89	19	21%	302	239	63	26%
Depreciation and amortization	57	28	29	104%	178	85	93	109%
Administrative and other	85	50	35	70%	234	147	87	59%
Litigation provision	50	—	50	NM	342	15	327	NM

Total Operating Expenses	$965	$607	$358	59%	$2,879	$1,685	$1,194	71%

Personnel

The increase in personnel expense during the three and nine months ended June 30, 2008 over prior year comparable periods was primarily due to:

•	$97 million and $291 million in personnel expense attributed to the acquired regions, respectively;

•	$12 million and $56 million in severance charges related to workforce consolidation due to the elimination of overlapping functions directly connected to the reorganization, respectively; and

•	$28 million and $47 million in stock based compensation expense reflecting stock-based incentives awarded to our employees in connection with our IPO, respectively.

These increases were offset by reductions in personnel and other incentive expense primarily due to changes in our defined benefit pension plan since the prior year comparable periods. During the last quarter of fiscal 2008 we may incur additional pension expense due to early recognition actuarial losses related to employee attrition during fiscal 2008. Should the deterioration in market conditions continue in fiscal 2008, we expect that the value of our pension plan assets upon remeasurement in September 2008 will result in an increase to our pension plan expense in fiscal 2009.

Network, EDP and communications

The increase in Network and EDP expense in the three and nine months ended June 30, 2008 primarily reflects $18 million and $52 million attributed to the acquired regions. The remainder of the increase in the nine months ended June 30, 2008 reflects higher software maintenance and hardware rental expense. Maintenance and equipment rental costs may continue to increase over time as we continue to evaluate outsourcing alternatives for certain support functions.

Advertising, marketing and promotion

The increase in advertising, marketing and promotion during the three and nine months ended June 30, 2008 primarily reflects $145 million and $333 million in advertising, marketing and promotion expense attributed to the acquired regions. Significant expenditures related to the 2008 Beijing Olympics will continue in the fourth quarter of fiscal 2008. We also expect increased spending in the near term for marketing programs ahead of the annual holiday season.

Visa International fees

Visa International fees ceased as a result of the reorganization, as Visa U.S.A. and Visa International are both direct subsidiaries of Visa Inc.

Professional and consulting fees

The increase in professional and consulting fees primarily reflects increases of $15 million and $45 million attributed to the acquired regions during the three and nine months ended June 30, 2008, respectively. Professional and consulting fees are expected to increase in the near term as we focus on supporting new product initiatives, particularly in the areas of money transfer, prepaid, e-commerce and mobile payments.

Depreciation and amortization

The increase in depreciation and amortization primarily reflects increases of $28 million and $88 million attributed to the acquired regions during the three and nine months ended June 30, 2008. Software amortization expense would be expected to increase over time as we are committed to maintaining and enhancing our networks as well as to developing new payment products.

Administrative and other

The increase in administrative and other expense during the three and nine months ended June 30, 2008, primarily reflects increases of $44 million and $128 million, respectively, attributed to the acquired regions, offset by the absence of $16 million and $47 million, respectively, in facilities expense paid to the real estate joint ventures owned by Visa U.S.A. and Visa International, which were consolidated as part of Visa Inc. following the reorganization.

Litigation provision

The increase in litigation provision for the three and nine months ended June 30, 2008, primarily reflects additional accruals made in the current quarter, and a $285 million liability estimate under the provisions of SFAS 5 related to the covered litigation. See Note 16—Legal Matters to our unaudited consolidated financial statements elsewhere in this report.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the three and nine months ended June 30, 2008 compared to Visa U.S.A.’s other income (expense) for the comparable periods in fiscal 2007.

	Three Months Ended June 30,		2008 vs. 2007		Nine Months Ended June 30,		2008 vs. 2007
	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change	Visa Inc. 2008	Visa U.S.A. 2007	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$—	$13	$(13)	NM	$1	$38	$(37)	(97)%
Interest expense	(30)	(20)	(10)	50%	(116)	(60)	(56)	93%
Investment income, net	97	26	71	NM	172	72	100	NM
Other	(1)	—	(1)	NM	35	—	35	NM

Total Other Income (Expense)	$66	$19	$47	NM	$92	$50	$42	84%

Equity in earnings of unconsolidated affiliates

The decrease in other non-operating income is primarily due to the absence of equity in earnings of Visa International which was acquired in the reorganization.

Interest expense

The increase in interest expense was primarily due to interest accretion attributed to the American Express settlement. See Note 16—Legal Matters to our unaudited consolidated financial statements elsewhere in this report.

Investment income, net

The increase in investment income, net primarily reflects income attributed to the acquired regions, as well as interest income on a portion of the IPO proceeds to be used for redemption of class C (series II) and class C (series III) shares and interest income on the litigation escrow account. We expect that the level of interest income will decrease following redemption of class C (series II) and class C (series III) shares in October, 2008. See Note 4—Visa Europe and Note 5—Retrospective Responsibility Plan to our unaudited consolidated financial statements elsewhere in this report.

Other non-operating income (expense)

Other non-operating income reflects adjustments to the fair market value of our liability under the Framework Agreement with Visa Europe due to changes in the LIBOR rate. See Note 4—Visa Europe to our unaudited consolidated financial statements elsewhere in this report.

Income Taxes

Our effective tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective tax rates were 41% and 34% for the three and nine months ended June 30, 2008, respectively, compared to Visa U.S.A.’s 36% for the prior year comparable periods. The increase in the effective tax rate for the three month period ended June 30, 2008 is primarily due to the loss of a California special deduction after our IPO. The effective tax rate for the nine month period ended June 30, 2008 differs from that of the same period in 2007 because of the combined effect of the loss of the California special deduction, the change in state tax apportionment, and a one-time tax benefit in the second quarter attributable to the remeasurement of our deferred taxes.

Liquidity and Capital Resources

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

Consolidated Balance Sheet Data

The following table sets forth summarized data for the unaudited consolidated balance sheet of Visa Inc. at June 30, 2008:

June 30, 2008
(in millions)
Cash and cash equivalents	$5,762
Current portion of restricted cash—litigation escrow	1,291
Short-term investment securities, available-for-sale	477
Total current assets	10,761
Long-term restricted cash—litigation escrow	700
Long-term investments securities, available-for-sale	188
Current portion of long-term debt	11
Current portion of accrued litigation obligation	1,606
Total current liabilities	6,065
Long-term debt	98
Long-term portion of accrued litigation obligation	1,303
Total stockholders’ equity	21,549
Working capital	4,696

Cash Flow Data

The following table summarizes our unaudited cash flows from operating, investing and financing activities for the nine months ended June 30, 2008:

For the nine months ended June 30, 2008
(in millions)
Total cash provided by:
Operating activities	$257
Investing activities	1,579
Financing activities	3,651

Increase in cash and cash equivalents	$5,487

Operating Activities

Cash provided by operating activities for the nine months ended June 30, 2008 was $257 million. This amount was lower than income provided by operations primarily due to:

•

Use of cash of $1,220 million for litigation settlement payments, off-set by $447 million for accretion and accrued litigation, for a net use of cash of $773 million. Of the $1,220 million total payments, $1,200 million was related to the American Express settlement, of which $1,015 million was paid by us and $185 million was paid by the five co-defendant banks. The $1,015 million paid by us was funded by the litigation escrow account and shown as an increase in cash from financing activities;

•

Use of cash of $132 million reflecting settlement transactions. The change in net settlement receivables and payables relates to timing differences, processed volume changes and exchange rate fluctuations. Given the proximity of the quarter end to a weekend, the Company carried a higher level of multi-currency transactions in its net settlement balances. This use of cash represents the net of the increases in settlement receivable and increases in settlement payable during the nine months ended June 30, 2008;

•	Use of cash reflecting annual compensation benefit payments, offset by accruals for current fiscal year compensation benefits, reflected as a reduction of $99 million in accrued compensation; and

•	Use of cash reflecting volume and support incentive payments of $980 million, off-set by amortization on volume and support incentives of $862 million, for a net use of cash of $118 million.

These uses of cash were offset by deferred taxes payable on income provided by operations, depreciation and amortization, and other non-cash items, as well as changes in other operating assets and liabilities.

Investing Activities

Cash provided by investing activities was $1,579 million for the nine months ended June 30, 2008. Cash flows from investing activities primarily reflect $1,002 million of cash acquired through the reorganization and net cash proceeds from the sales and maturities of investment securities of $898 million due to a shift in investments from debt securities to shorter-term cash equivalents, which offer more favorable yields. In addition, we purchased property, equipment and technology of $323 million primarily related to the new data center under construction on the east coast, contributed $24 million to other investments and received distributions of $22 million from other investments.

Financing Activities

Cash provided by financing activities was $3,651 million for the nine months ended June 30, 2008. This amount includes IPO related activities as follows:

•	Source of cash reflecting proceeds from the issuance of class A common stock of $19,100 million, net of issuance costs of $550 million;

•	Use of cash reflecting the partial redemption of class B and class C (series I) common stock of $13,446 million; and

•

Use of cash reflecting the payment to the litigation escrow account of $3,000 million for the covered litigation matters in accordance with the Retrospective Responsibility Plan. See Note 5—Retrospective Responsibility Plan to our unaudited consolidated financial statements elsewhere in this report.

In addition, there was a source of cash of $1,015 million, reflecting funding of covered litigation payments from the litigation escrow account, and use of cash of $18 million for routine debt payments.

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

Sources of Liquidity

In addition to the net proceeds from our recent IPO, our primary sources of liquidity are cash on hand, a fixed income investment portfolio comprised of highly rated debt instruments, cash flow from operating activities and access to various borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term available-for-sale investment securities, or long-term available-for-sale investment securities based on our estimates of when those funds will be required. At June 30, 2008, our total liquid assets, consisting of cash, cash equivalents, and short- and long-term available-for-sale investment securities were $6.4 billion.

A portion of the proceeds from our IPO are held in an escrow account for use in the payment of covered litigation matters. See Note 5—Retrospective Responsibility Plan to our unaudited consolidated financial statements elsewhere in this report. The balance in this account at June 30, 2008 was $1,991 million and is reflected as restricted cash on our consolidated balance sheet ($1,291 million in current assets and $700 million in long-term assets). As this money is restricted for use solely for the purpose of making payments related to covered litigation matters, we have not included it as part of our liquid assets. However, it should be viewed as a source of cash for covered litigation matters, as described below under Uses of Liquidity.

Revolving credit facilities.    On February 15, 2008, we entered into a $3.0 billion five-year revolving credit facility with a syndicate of banks including affiliates of certain class B and class C stockholders. Loans under the five-year facility may be in the form of base rate loans, which will bear interest at a rate equal to the higher of the federal funds rate plus 0.5% or the Bank of America prime rate, at a rate equal to the federal funds rate plus an applicable margin of 0.11% to 0.30% based on our credit rating, or in the form of eurocurrency loans, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus the same applicable margin. This facility contains certain covenants, including a covenant that limits the use of the proceeds of any loan to (a) refinancing indebtedness, (b) ensuring the integrity of the settlement process in the event of financial institution customer failure, (c) use as a backup for our commercial paper program and (d) for general corporate purposes. This facility also contains financial covenant requirements relating to a maximum level of debt to EBITDA and events of default customary for financings of this type. Our new facility expires on February 15, 2013. There have been no borrowings under this facility. At June 30, 2008, we were in compliance with all covenants with respect to this facility.

U.S. commercial paper programs.    We maintain a $500 million U.S. commercial paper program, which provides for the issuance of unsecured debt with maturities up to 270 days from the date of issuance at interest rates generally extended to companies with comparable credit ratings. The commercial paper program is our primary source of short-term borrowed funds, and commercial paper is issued to cover short-term cash needs during peak settlement periods. At June 30, 2008, we had no obligations outstanding under this program. There are no financial covenants related to this program.

Medium-term note program.    Visa International has established a medium-term note program authorizing the issuance of a maximum of $250 million of unsecured, private placement notes. The notes may be issued with maturities from nine months to 30 years at fixed or floating interest rates. At June 30, 2008, we had notes outstanding in an aggregate amount of $40 million, which mature in August 2009 and have a fixed interest rate of 7.53%. Interest expense on the outstanding notes for the three and nine months ended June 30, 2008 was approximately $1 million and $2 million, respectively. There are no financial covenants related to this program.

Credit Ratings

At June 30, 2008, Standard and Poor’s and Moody’s rated our long-term and short-term unsecured debt as follows:

	Standard and Poor’s		Moody’s
Debt type	Rating	Outlook	Rating	Outlook
Long-term unsecured debt
Local	A+	Stable	A1	Stable
Foreign	A+	Stable	A1	Stable

Short-term unsecured debt	A-1	Stable	P-1	Stable

Uses of Liquidity

Payments settlement requirements.    Payments settlement due from and due to issuing and acquiring customers represents our most consistent liquidity requirement, arising primarily from the payments settlement of certain credit and debit transactions and the timing of payments settlement between financial institution customers with settlement currencies other than the U.S. dollar. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain a liquidity position sufficient to enable uninterrupted daily net settlement. Typically, the highest seasonal liquidity demand is experienced in December and early January during the holiday shopping season. During the nine months ended June 30, 2008, we funded average daily net settlement receivable balances of $167 million, with the highest daily balance being $443 million.

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

In March 2008, we recorded an additional litigation provision of $285 million related to the covered litigation as a charge against income. The determination to record this additional provision was based on management’s present understanding of its litigation profile and the specifics of each case and takes into account the determination of the litigation committee.

Together with Visa U.S.A. and Visa International, we entered into an agreement with American Express that became effective on November 9, 2007 to settle litigation, American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al, that had been pending since 2004. The settlement ended all current litigation between American Express and Visa U.S.A. and Visa International, as well as the related litigation between American

Express and five co-defendant banks. Under the settlement agreement, American Express will receive maximum payments of $2.25 billion, including up to $2.07 billion from us and $185 million from the five co-defendant banks. An initial payment of $1.13 billion was made in March 2008, including $945 million from us and $185 million from the five co-defendant banks. Beginning April 1, 2008, we will pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. The initial $945 million payment and the first $70 million quarterly payment made by us was funded out of the litigation escrow account, as will all future payments related to this covered litigation settlement.

Judgments and settlements in litigation, other than covered litigation, could give rise to future liquidity needs. For example, in connection with our retailers’ litigation settlement in fiscal 2003, we are required to make annual settlement payments of $200 million through fiscal 2012.

Redemption of class B and class C common stock. In March 2008, we redeemed 154,738,487 shares of class B common stock for $6,618 million and 159,657,751 shares of class C (series I) common stock for $6,828 million. In October 2008, we intend to redeem (i) all of the class C (series II) common stock at an aggregate redemption price of $1.138 billion, as adjusted for dividends declared in June 2008, and (ii) 35,263,585 shares of class C (series III) common stock at an aggregate redemption price of $1.5 billion.

Dividends. On June 11, 2008, our board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) for an expected payment of approximately $93 million payable on August 29, 2008. See Note 10—Stockholders’ Equity and Redeemable Shares to our unaudited consolidated financial statements elsewhere in this report for further information regarding the dividend declaration. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors, at an annual rate equal to $0.42 per share of class A common stock (representing an ongoing quarterly rate equal to $0.105 per share). Class B and class C common stock will share ratably on an as-converted basis in such future dividends. Any future dividends received by the class C (series II) stockholders will further reduce the redemption price.

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

We will incur a substantial financial obligation if Visa Europe exercises the put option, and we may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment, which would be due 285 days after exercise. At June 30, 2008, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at June 30, 2008, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The amount of that potential obligation could vary dramatically based on, among other things, the 12 month projected sustainable net operating income of Visa Europe, the allocation of cost synergies, the trading price of our class A common stock, and our 12-month forward price-to-earnings multiple, in each case, as determined at the time the put option is exercised. We are not currently able to estimate the amount of this obligation due to the nature and number of factors involved and the range of important assumptions that would be required. However, depending upon Visa Europe’s level of sustainable profitability and/or our 12-month forward price-to-earnings multiple at the time of any exercise of the option, the amount of this obligation could be several billion dollars or more. See Note 4—Visa Europe to our unaudited consolidated financial statements elsewhere in this report.

Pension and other postretirement benefits. We sponsor various qualified and nonqualified defined benefit pension plans which generally provide benefits based on years of service, age and the employees’ final three to five years of earnings, as well as a postretirement benefit plan which provides postretirement medical benefits for retirees and dependents that meet minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required by applicable law and regulation and no more than the maximum amount deductible for federal income tax purposes. Our postretirement plan is funded on a current basis. We typically fund our pension plan in September of each year. As of June 30, 2008 we made contributions to our pension and postretirement plans of $8 million. We intend to fund our qualified pension plan in September 2008 with a payment of at least $62 million.

Capital expenditures. We are building a new data center on the east coast of the United States at a current estimated cost of $390 million, of which we expect to capitalize approximately $335 million. In fiscal 2007, we completed the purchase of a parcel of land and commenced construction, which is expected to continue through fiscal 2009. Upon completion, we will migrate our current east coast data center to this new facility. The new data center is intended to support our technology objectives related to reliability, scalability, security and innovation. At June 30, 2008, we had incurred total costs of $214 million related to the new data center. We have remaining committed obligations of $91 million, of which $48 million is expected to be paid in fiscal 2008 and $43 million in fiscal 2009. The remaining $85 million of uncommitted estimated costs is expected to be paid in fiscal 2009 and 2010. We will also continue to make ongoing investments in technology and our payments system infrastructure, some of which we treat as capital expenditures.

Other uses of liquidity. In addition to the principal uses of liquidity described above, we are also required to make interest and principal payments under our outstanding indebtedness. Our total outstanding principal balance of debt at June 30, 2008, net of unamortized issuance costs, was $109 million.

Certain charges directly connected to the reorganization will affect our results of operations in future periods. These charges, which may be significant, will include charges during fiscal 2008 and fiscal 2009 related to workforce consolidation due to elimination of overlapping functions. We expect to fund these activities with existing liquid assets and projected operating cash flows.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115” (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, and that any retained noncontrolling equity investment in a deconsolidated former subsidiary be initially measured at fair value. SFAS 160 also requires entities to provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the treatment of acquisition related transaction costs, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact, if any, of adopting SFAS 141R on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact, if any, of adopting SFAS 161 on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting FSP FAS 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have an effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. We are currently evaluating the impact, if any, of adopting FSP EITF 03-6-1 on our results of operations and earnings per share.

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

These risks are managed by utilizing derivative foreign currency forward and option contracts, which we refer to as foreign currency contracts. Foreign currency contracts are primarily designated as hedges of operational cash flow exposures which result from changes in foreign currency exchange rates. At June 30, 2008, the currencies underlying the foreign currency contracts consisted of the British pound, the Mexican peso, the Thai baht, the Singapore dollar and various other currencies. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.

At June 30, 2008, foreign currency contract positions consisted of agreements to purchase foreign currencies in exchange for U.S. dollars, at notional amounts totaling $77 million. Based on these June 30, 2008 foreign currency contract positions, the effect of a hypothetical 10% strengthening of the U.S. dollar is estimated to create an additional fair value gain of less than $1 million, while a hypothetical 10% weakening of the U.S. dollar is estimated to create an additional fair value loss of less than $1 million.

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

The fair value balances of interest rate sensitive assets at June 30, 2008 include:

June 30, 2008
(in millions, except percentages)
U.S. government-sponsored entities	$412
Canadian government debt securities	7
Tax-exempt municipal bonds	5
Corporate debt securities	49
Asset backed securities	27
Mortgage backed securities	27

Total	$527

Percentage of total assets	2%

We manage our exposure to interest rate risk by investing primarily in rate-adjustable, government-sponsored securities. Notwithstanding the efforts to manage interest rate risks, there can be no assurances that there will be adequate protection against the risks associated with interest rate fluctuations.

A hypothetical 100 basis point increase or decrease in interest rates would impact the fair value of the investment portfolio by approximately ($7) million or $6 million, respectively, at June 30, 2008.

We have a credit facility to provide liquidity in the event of settlement failures by our customers and other operational needs. This credit facility has variable rates which are applied to borrowings based on terms and conditions set forth in the agreement. There was no amount outstanding at June 30, 2008 under the credit facility.

We have fixed rate medium-term notes which are subject to interest rate risk. A hypothetical 100 basis point increase or decrease in rates would impact the fair value of these notes by approximately ($2) million or $2 million, respectively, at June 30, 2008.

We have a liability related to the framework agreement with Visa Europe which is recorded at fair market value at June 30, 2008. In the future, we will be required to record any change in the fair value of the liability on a quarterly basis. The effect of a hypothetical 10% change in market value would have increased or decreased the liability by approximately $3 million at June 30, 2008.

Equity Price Risk

We own equity securities which are selected to offset obligations in connection with our long-term incentive and deferred compensation plans. Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations. Realized gains and losses experienced on these equity investments are recorded in net investment income on our consolidated statements of operations, and are offset by increases or reductions in personnel expense, respectively. The effect of a hypothetical 10% change in market value would have increased or decreased unrealized losses and personnel expense, respectively, by $12 million at June 30, 2008.

We have a liability related to the Put-Call Option with Visa Europe which is recorded at fair market value at June 30, 2008. In the future, we will be required to record any change in the fair value of the put option on a quarterly basis. In the determination of the fair value of the put option at June 30, 2008, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the put option. An increase of one in the assumed P/E differential would have resulted in an increase of approximately $71 million in the value of the put option.

Pension Plan Assets Risk

Our total defined benefit pension plan assets were $673 million at September 30, 2007 (the last plan measurement date). Although these assets are not included in our financial statements, a material adverse decline in the value of pension plan assets could result in an increase to liability and a reduction to stockholders’ equity at the plan’s annual measurement date of September 30, 2008, due to an increase in the underfunded status of the plan. We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for fiscal 2008, which we expect to make in September 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are included in Item 2—“Management’s Discussion and Analysis of Historical and Pro Forma Financial Condition and Results of Operations.”

ITEM 4T.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the third fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of our October 2007 reorganization, we are in the process of consolidating the internal control systems of Visa Inc., Visa U.S.A., Visa Canada and Visa International. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings.

Refer to Note 16 to the Consolidated Financial Statements included in this Form 10-Q for a description of the Company’s current legal proceedings.

ITEM 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Prospectus filed pursuant to Rule 424(b)(4) dated March 18, 2008. There have been no material changes to the risk factors disclosed in the Company’s Prospectus filed pursuant to Rule 424(b)(4) dated March 18, 2008 filed with the SEC on March 19, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The list of exhibits required to be filed as exhibits to this report are listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date: August 13, 2008	By:	/S/ JOSEPH W. SAUNDERS
	Name: Title:	Joseph W. Saunders Chief Executive Officer

Date: August 13, 2008	By:	/S/ BYRON H. POLLITT
	Name: Title:	Byron H. Pollitt Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002