Form 10-K
period 2008-09-30
VISA INC.
filed 2008-11-21
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 001-33977

VISA INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-0267673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 8999 San Francisco, California	94128-8999
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (415) 932-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A common stock, par value $.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $27.9 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $.0001 per share, or the registrant’s class C common stock, par value $.0001 per share.

As of November 12, 2008, there were 448,979,024 shares outstanding of the registrant’s class A common stock, par value $.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $.0001 per share, and 151,596,308 shares outstanding of the registrant’s class C common stock, par value $.0001 per share.

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

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to:

•	statements regarding the expected growth of the electronic payments industry;

•	expectations as to the benefits of our reorganization and our initial public offering;

•	projections as to the future trends in the electronic payments industry, as well as our corresponding business strategies and the expected benefits derived from such strategies;

•	statements regarding our relationships with customers and expectations as to the future development of these relationships;

•	statements regarding the capabilities and advantages of our processing platform, VisaNet;

•	statements as to the market opportunities for certain product segments and in certain geographies, as well as our ability to take advantage of these opportunities;

•	statements as to future foreign and domestic regulatory changes and their impact on our business;

•	statements as to the impact of litigation and the operation of our retrospective responsibility plan; and

•	statements regarding the capacity of our facilities.

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

Overview

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

We derive revenues primarily from fees paid by our customers based on payments volume, transactions that we process and certain other related services that we provide. Payments volume is the total monetary value of transactions for goods and services purchased with our cards, as reported by our customers. Cash volume generally includes cash access transactions, balance transfers and convenience check transactions associated with our products. Total volume, which we consider to be an important measure of the scale of our business, is the sum of payments volume and cash volume. The table below shows our product performance for the twelve months ended June 30, 2008, according to data reported to us by our customers:

Visa Inc. Product Performance

Twelve Months Ended June 30, 2008

All numbers in billions, except as noted

	USA	Rest of World	Visa Inc.
Payments Volume
Consumer credit	$661	$802	$1,463
Consumer debit(1)	733	133	866
Commercial and other	217	108	325

Total Payments Volume	$1,611	$1,043	$2,654
Cash volume	406	1,127	1,533

Total Volume(2)	$2,017	$2,170	$4,187

Total Processed Transactions (in millions)(3)	30,781	6,175	36,956

(1)	Includes prepaid volume.
(2)	Total volume is the sum of total payments volume and cash volume. Total payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks.
(3)	Processed Transactions represent transactions processed through our VisaNet system.

Our Reorganization and Initial Public Offering

Visa Inc. was incorporated as a Delaware stock corporation in May 2007. In October 2007, we undertook a reorganization of the global Visa enterprise. Prior to our reorganization, Visa operated as five corporate entities related by ownership and membership: Visa U.S.A., Visa International (comprising the operating regions of Asia Pacific (AP), Latin America and Caribbean (LAC), and Central and Eastern Europe, Middle East and Africa (CEMEA)), Visa Canada, Visa Europe and Inovant, which operated the VisaNet transaction processing system and other related processing systems. Each of Visa U.S.A., Visa Canada, Visa Europe, Visa AP, Visa LAC and Visa CEMEA operated as a separate geographic region, serving its member financial institutions and administering Visa programs in its respective region. As a result of the reorganization, Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned by its member financial institutions and entered into a set of contractual arrangements with Visa Inc. in connection with the reorganization.

In March 2008, we completed our initial public offering, or IPO. As a result of our offering, the financial institutions that hold our class B and class C shares represent a minority of the outstanding shareholder interest of Visa Inc. For more information about our capital structure and the voting rights of our class A, class B, and class C common stock, see Item 8—“Financial Statements and Supplementary Data” included elsewhere in this report.

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

The global payments industry consists of all forms of payment and value transfer, including:

•	paper-based payments—cash, personal checks, money orders, government checks, travelers cheques, official checks and other paper-based means of transferring value;

•	card-based payments—credit cards, charge cards, debit cards, deferred debit cards, ATM cards, prepaid cards, private label cards and other types of general-purpose and limited-use cards; and

•

other electronic payments—wire transfers, electronic benefits transfers, automated clearing house payments and other forms of electronic payment not typically tied to a payment card or similar access device.

We believe that the shift to electronic payment forms is a worldwide phenomenon; however, in many developing countries, it is at an early stage and will be accelerated by globalization of commerce and increased travel. Recent innovations such as contactless cards and mobile payments are also increasing the attractiveness of electronic payments. We believe these trends create a substantial growth opportunity for the global payments industry.

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

Largest Operators of Open-Loop and Closed-Loop Retail Electronic Payments Networks

The largest operators of open-loop and closed-loop retail electronic payments networks are Visa, MasterCard, American Express, Discover, JCB and Diners Club. With the exception of Discover, which primarily operates in the United States, all of the other network operators can be considered multi-national or global providers of payments network services. Based on payments volume, total volume, number of transactions and number of cards in circulation, Visa is the largest retail electronic payments network in the world. The following chart compares our network with those of our major competitors for calendar year 2007:

Company	Payments Volume	Total Volume	Total Transactions	Cards
	(billions)	(billions)	(billions)	(millions)
Visa Inc.(1)	$2,457	$3,822	50.3	1,592
MasterCard	1,697	2,276	27.0	916
American Express	637	647	5.0	86
Discover	102	119	1.6	57
JCB	55	61	0.6	58
Diners Club	29	30	0.2	7

(1)	Visa Inc. figures as reported previously in our filings.

Source: The Nilson Report, issue 902 (May 2008) and issue 903 (May 2008).

Note: Visa Inc. figures exclude Visa Europe. Figures for competitors include their respective European operations. Visa figures include Visa, Visa Electron, and Interlink brands. Visa cards include PLUS proprietary cards, but proprietary PLUS cash volume is not included. Domestic China figures are excluded. MasterCard figures include PIN-based debit card figures on MasterCard cards, but not Maestro or Cirrus figures. China commercial funds transfers are excluded. American Express and Discover include business from third-party issuers. JCB figures are for April 2006 through March 2007, but cards and outlets are as of September 2007. JCB total transaction figures are estimates.

Our Primary Operations

We generate revenue from the transaction processing services we offer to our customers. Our customers deliver Visa products and payment services to consumers and merchants based on the product platforms we define and manage. Payments network management is a core part of our operations, as it ensures that our payments system provides a safe, efficient, consistent, and interoperable service to cardholders, merchants, and financial institutions worldwide.

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

Visa transactions can be authorized, cleared and settled either as dual-message transactions or as single-message transactions. The choice of processing method may vary depending upon the issuer, the type of card or the region in which the transaction takes place:

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

We process virtually all transactions occurring entirely within the United States, the majority of domestic transactions (i.e., transactions where the issuer and the merchant are located in the same country) in certain other countries, as well as all cross-border transactions, involving products carrying our brands. Domestic transactions that we do not process are generally processed by government-controlled payments networks, our financial institution customers, independent companies or joint ventures owned in whole or in part by our financial institution customers.

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

Loyalty Services. We offer loyalty services that allow our customers to enhance the attractiveness of their Visa payment programs and to strengthen their relationships with cardholders and merchants. These services are designed to allow our customers to differentiate their Visa program offerings, to support increased card usage and to increase the importance of Visa payments to merchants. One such service, the Visa Incentive Network, enables merchants and financial institution customers to deliver tailored merchant offers to targeted groups of cardholders, offering benefits traditionally associated with a closed-loop system.

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

Processing Infrastructure

We own and operate VisaNet, our secure, centralized, global processing platform, which consists of three synchronized processing centers. In addition, Visa Europe operates one processing center in the United Kingdom, which is part of our synchronized system in accordance with the terms of our framework agreement with Visa Europe. We are also building a new data center on the east coast of the United States, with construction scheduled to continue through 2010. These centers are linked by a global telecommunications network and are engineered for redundancy. Intelligent access points around the world complete our global processing infrastructure and enable merchants and financial institutions worldwide to access our core processing and value-added services.

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

Advertising plays a critical role in building brand awareness and equity, as well as communicating the benefits of our brand and Visa-branded payment products. Through our advertising campaigns, we strive to provide a consistent, recognizable and compelling message that supports our brand positioning. During 2006, we launched our “Life Takes Visa” brand campaign in the United States, reinforcing our brand promise to deliver innovative products and services that empower our cardholders to experience life and business their way and on their terms. In other regions, we promote these same brand messages through tailored regional and country-specific advertising campaigns, such as our “All It Takes” campaign in AP and our “Porque La Vida es Ahora” (“Because Life is Now”) campaign in LAC.

We establish global marketing relationships to promote the Visa brand and to allow customers to conduct marketing programs in conjunction with major sporting and entertainment events. Our primary global sponsorship platforms are the Olympic Games, for which we have been the exclusive payment card sponsor since 1986, and the FIFA World Cup. Through these marketing relationships, our customers may develop marketing programs that include the Visa brand and mention our sponsorship status. In addition, we engage in marketing and sponsorship activities around other national and local events or with associations and companies to provide customized marketing platforms to customers in certain countries and regions.

Our customer and business partner marketing consulting services provide customized advice and support to improve our customers’ cardholder acquisition, cardholder retention and product usage efforts. We conduct strategic reviews of our customers’ marketing activities and portfolio management practices, help them develop acquisition and retention programs, provide training on industry best practices, develop marketing for new products, conduct market segmentation analysis and perform other consultative services.

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

Customer Standards

Our customers are generally required to be financial institutions or other deposit-taking institutions organized under local banking laws or wholly-owned by such institutions. Certain of our customers participate in the full range of functions available to participants in the Visa network, such as soliciting cardholders and issuing cards, soliciting and signing merchants and acquiring merchant transactions. These financial institutions may also sponsor other financial institutions for more limited participation in our network.

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

Credit Risk Management

We indemnify our customers for any settlement loss suffered due to the failure of a customer to fund its daily settlement obligations. In certain instances, we may indemnify customers even in situations in which a transaction is not processed by our system. No material loss related to settlement risk has been incurred in recent years.

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

Payment System Integrity

The integrity of our payments system is affected by fraudulent activity and other illegal uses of our products. Fraud is most often committed in connection with lost, stolen or counterfeit cards or stolen account information resulting from security breaches of systems that store cardholder or account data, including systems operated by merchants, financial institutions and other third-party data processors. Fraud is also more likely to occur in association with transactions where the card is not present at the point of sale, such as electronic commerce, or e-commerce, mail order and telephone order transactions. Security and cardholder authentication for these remote channels are particularly critical issues facing our customers and merchants that engage in these forms of commerce, where a signed cardholder sales receipt is generally unavailable.

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

Interchange fees and related practices also have come to the attention of, or have been or are being reviewed by, regulatory authorities and/or central banks in a number of jurisdictions, including the United States, European Union, Australia, Brazil, Canada, Colombia, Germany, Honduras, Hungary, Mexico, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom. In certain countries, such as Australia and Mexico, interchange rates have been adjusted in advance of, or in response to, government regulation. We are currently devoting substantial management and financial resources to explain the importance of and defend interchange fees and other legal and regulatory challenges we face relating to interchange fees. See Item 1A—“Risk Factors—Interchange fees are subject to significant legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenues, our prospects for future growth and our overall business,” and Item 8—“Financial Statements and Supplementary Data” elsewhere in this report.

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

We own a number of valuable trademarks and designs, which are essential to our business, including Visa, Interlink, PLUS, Visa Electron, the “Winged V” design, the “Dove” design and the “Bands Design—Blue, White & Gold.” We also own numerous other valuable trademarks and designs covering various brands, products, programs and services. Through agreements with our customers, we authorize and monitor the use of our trademarks in connection with their participation in our payments network.

In addition, we own a number of patents and patent applications relating to payments solutions, transaction processing, security systems and other matters.

Competition

We compete in the global payment marketplace against all forms of payment, including paper-based forms (principally cash and checks), card-based payments (including credit, charge, debit, ATM, prepaid, private-label and other types of general purpose and limited use cards) and other electronic payments (including wire transfers, electronic benefits transfers, automatic clearing house, or ACH, payments and electronic data interchange).

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

In the debit card market segment, Visa and MasterCard are the primary global brands. In addition, our Interlink and Visa Electron brands compete with Maestro, owned by MasterCard, and various regional and country-specific debit network brands, such as STAR, owned by First Data Corporation, PULSE, owned by Discover, NYCE, owned by Metavante Corporation, and others in the United States, Interac in Canada, and EFTPOS in Australia. In addition to our PLUS brand, the primary cash access card brands are Cirrus, owned by MasterCard, and many of the online debit network brands referenced above. In many countries, local debit brands are the primary brands, and our brands are used primarily to enable cross-border transactions, which typically constitute a small portion of overall transaction volume. See Item 8—Financial Statements and Supplementary Data for financial information about geographic areas.

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

Our Visa Debit Processing Service is the largest provider of issuer processing services for United States issuers of Visa debit, prepaid and ATM products, and thus also competes with third party processors, such as First Data Corporation and Total System Services, Inc., also known as TSYS.

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

Litigation has and may continue to affect our ability to compete in the global payments industry. For example, as a result of the June 2003 settlement of a U.S. merchant lawsuit against Visa U.S.A. and MasterCard, merchants may choose not to accept U.S.-issued Visa debit cards in the United States while still accepting Visa-branded credit cards, and vice versa. In addition, following the final judgment in our Department of Justice litigation, members of Visa U.S.A. may issue certain payment cards that compete with Visa-branded cards, such as American Express or Discover, while remaining Visa members. Since this final judgment, several members of Visa U.S.A., including, but not limited to, Bank of America, Citibank, HSBC/Metris, U.S.A.A., Barclaycard U.S., GE Consumer Finance, Inc., First Bank & Trust, Central National Bank & Trust and Brenham National Bank, have begun to issue, or have announced that they will issue, American Express or Discover-branded cards. Outside of the United States, our customers have historically been permitted to issue American Express cards, as well as the cards of other competing general purpose card networks.

The banking industry has undergone consolidation, and, based on current economic conditions, we have seen this trend accelerate. We expect this trend to continue in the future. A major financial institution customer may be acquired by an institution that has a strong relationship with a competitor, resulting in a substantial loss of business. Because continued consolidation in the banking industry results in fewer financial institutions of increased size, the bargaining power of the remaining financial institutions increases.

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

A number of bills that would affect interchange fees were introduced in both the U.S. House of Representatives and the U.S. Senate in current Congress. A hearing was held in the House Judiciary Committee on interchange fees and a bill that would regulate the interchange fee process passed the House Judiciary Committee, but, to date, that bill has not been considered further.

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

We are subject to regulations imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC. OFAC restricts financial dealings with Cuba, Iran, Myanmar and Sudan, as well as financial dealings with certain restricted third parties, such as identified money laundering fronts for terrorists or narcotics traffickers. While we prohibit financial institutions that are domiciled in those countries or are restricted parties from being Visa members, many Visa International members are non-U.S. financial institutions, and thus are not subject to OFAC restrictions. Accordingly, our payments network may be used with respect to transactions in or involving countries or parties subject to OFAC-administered sanctions.

In recent years, a number of regulations relating to the price of credit and directed at our financial institution customers have been implemented in some jurisdictions in which our cards are used. In the United States, regulators and the U.S. Congress have increased their scrutiny of our customers’ pricing and underwriting standards relating to credit. For example, a number of regulations have been issued to implement the U.S. Fair and Accurate Credit Transactions Act, and one regulation under that Act has been proposed, but is yet to be finalized. The proposed regulation pertains to risk-based pricing and could have a significant impact on the application process for credit cards and result in increased costs of issuance and/or a decrease in the flexibility of card issuers to set the price of credit. Other proposed regulations would change the substance and format of consumer disclosures made by credit card issuers and limit the way in which card issuers change prices on credit card accounts, allocate payments to cardholder balances and regulate other aspects of credit card issuer practices. In addition, in the current Congress, legislation on credit card issuer practices has passed the U.S. House of Representatives and other legislation on credit card issuer practices has been introduced in the U.S. Senate. Any regulation or legislation in the area of credit card issuer practices or disclosures could impact our customers’ ability to issue cards profitably in certain segments and impact our payments volume and revenues. See Item 1A—“Risk Factors—Interchange fees are subject to significant legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenues, our prospects for future growth and our overall business,” and “—The payments industry is the subject of increasing global regulatory focus, which may result in costly new compliance burdens being imposed on us and our customers and lead to increased costs and decreased payments volume and revenues.”

We and our customers are subject to regulations related to privacy, data use and security in the jurisdictions in which we do business. For example, in the United States, our customers are subject to the banking regulators’ information safeguard rules and we are subject to the Federal Trade Commission’s rules under the Gramm-Leach-Bliley Act. These rules require that our customers and we develop, implement and maintain written, comprehensive information security programs containing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. See Item 1A—“Risk Factors—Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards issued, our payments volume and revenues.”

There has been a heightened legislative and regulatory focus on data security in recent years. In the United States, a number of bills have been introduced in Congress and there have been several Congressional hearings to address these issues. Congress is considering data security/data breach legislation which, if implemented, could affect our customers and us, as such legislation may increase our customers’ and our costs and decrease the number of cards that our customers issue. In addition, a number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. See Item 1A—“Risk Factors—Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards issued, our payments volume and revenues.”

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

Many jurisdictions in which our customers and we operate are considering, or are expected to consider, legislation concerning Internet transactions, and in particular with regard to choice of law, the legality of certain e-commerce transactions, the collection of applicable taxes and copyright and trademark infringement. If implemented, these initiatives could require our customers and us to monitor, filter, restrict or otherwise oversee various categories of payment card transactions or to take other actions. For example, draft regulations were proposed on October 1, 2007 pursuant to recently enacted U.S. legislation regarding Internet gambling, which will require our customers and us to code and block certain types of Internet gambling transactions. Comments on these draft regulations were due December 12, 2007 and final regulations will be forthcoming at a still undetermined date. Various U.S. regulatory agencies are also considering additional regulation covering capital requirements, privacy, disclosure rules, security and marketing, which could impact our customers and us directly. Increases in fraud or other illegal activity involving our cards could also lead to regulatory intervention, such as mandatory card re-issuance.

Certain of our operations in the United States are periodically reviewed by the Federal Financial Institution Examination Council to ensure our compliance with applicable data integrity and security requirements, as well as other requirements applicable to us as a result of our role as a service provider to financial institutions. In recent years, the federal banking regulators in the United States have adopted a series of regulatory measures intended to require more conservative accounting, greater risk management and higher capital requirements for bank credit card activities, particularly in the case of banks that focus on subprime cardholders. Additionally, a number of international initiatives are underway to maintain financial stability by strengthening financial infrastructure. The Committee on Payment and Settlement Systems of the central banks of the Group of Ten countries has developed a set of core principals for “systematically important payment systems.” Government regulators may determine that we are a systemically important payments system and impose settlement risk management requirements on us, including new settlement procedures or other operational rules to address credit and operational risks or new criteria for customer participation and merchant access to our payments system. In addition, outside of the United States, a number of jurisdictions have implemented legal frameworks to regulate their domestic payments systems. For example, regulators in Australia, Mexico, Colombia, India, Singapore and Malaysia have been given statutory authority to regulate certain aspects of the payments systems in those countries.

Concentration of Business

A significant portion of our operating revenues are concentrated among our largest customers. Our five largest customers represented approximately $1.6 billion, or 26% of our operating revenues during fiscal 2008. Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services. Loss of business from any of our largest customers could have a material adverse effect on our business. Also, consolidations within the financial sector may have the effect of slowing our rate of revenue growth in the future should one of our customers be acquired by a financial institution which is aligned with one of our competitors.

Working Capital Requirements

Payments settlement due from and due to issuing and acquiring customers represents our most consistent liquidity requirement, arising primarily from the payments settlement of certain credit and debit transactions and the timing of payments settlement between financial institution customers with settlement currencies other than the U.S. dollar. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain working capital sufficient to enable uninterrupted daily settlement. During fiscal 2008, we funded average daily net settlement receivable balances of $157 million, with the highest daily balance being $455 million.

Seasonality

We do not expect to experience any pronounced seasonality in our business. No individual quarter of fiscal 2008 or fiscal 2007 accounted for more than 30% of our fiscal 2008 or pro forma fiscal 2007 revenues.

Employees

At September 30, 2008, we employed 5,765 persons worldwide. We consider our relationships with our employees to be good.

Additional Information and SEC Reports

Our Internet address is http://www.visa.com. On our investor relations website, accessible at http://investor.visa.com, we make available free of charge our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained on our website, including the information contained on our investor relations website, is not incorporated by reference into this report or any other report filed with, or furnished to, the SEC.

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

Interchange fees have been the topic of recent committee hearings in the U.S. House of Representatives and the U.S. Senate, as well as conferences held by a number of U.S. Federal Reserve Banks. In 2008, legislation concerning interchange, entitled the “Credit Card Fair Fee Act of 2008,” was introduced in the U.S. House of Representatives. On July 16, 2008, the House Judiciary Committee held a mark up of the legislation and the Committee ultimately adopted the legislation by a divided vote of 19-16. At this point, it is not clear whether the Credit Card Fair Fee Act will be considered by the full U.S. House of Representatives. In its current iteration, the legislation seeks to regulate interchange by allowing merchants to collectively seek to lower their interchange costs by exempting such action from the U.S. antitrust laws. The Credit Card Fair Fee Act also requires the U.S.

Department of Justice, or DOJ, to oversee collective merchant negotiations with the Company and its customer financial institutions (and separately with MasterCard and its customer financial institutions) and report results of those negotiations back to the U.S. Congress. Similar legislation to the Credit Card Fair Fee Act has been introduced in the U.S. Senate Judiciary Committee, but there have not been any hearings on, or further movement of, such legislation. Additional interchange legislation also has been introduced in the House, but there have been no further developments with respect to such legislation. In addition, the U.S. House of Representatives has passed a bill that would commission a study by the Federal Trade Commission of the role of interchange fees in alleged price-gouging at gas stations. Individual state legislatures in the United States are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction. In addition, the Merchants Payments Coalition, a coalition of trade associations representing businesses that accept credit and debit cards, is mounting a challenge to interchange fees in the United States by seeking legislative and regulatory intervention. The Committee on the Judiciary of the House of Representatives has approved legislation supported by the Merchants Payment Coalition that would provide antitrust immunity to permit merchants to collectively negotiate with Visa and the banks that issue and acquire Visa cards.

Interchange fees and related practices also have been or are being reviewed by regulatory authorities and/or central banks in a number of other jurisdictions, including the European Union, Australia, Brazil, Colombia, Germany, Honduras, Hungary, Mexico, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland, the United Kingdom and Venezuela. For example:

•

The Reserve Bank of Australia has made regulations under legislation enacted to give it powers over payments systems. One of the regulations controls the costs that can be considered in setting interchange fees for Visa credit and debit cards, but does not regulate the merchant discount charged by any payment system, including competing closed-loop payments systems. In 2007, the RBA commenced a review of these regulations and in September 2008 released its Final Conclusions. These indicate that the RBA is considering imposing additional restrictions that could further reduce the domestic interchange fees of four-party payments systems and/or impose additional regulatory constraints on certain Visa practices, such as Visa’s “honor all cards” rule.

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

•

In March 2006, Banco de México, the central bank of Mexico, reached an agreement with the Mexican Banks Association to implement a new, value-based interchange methodology. As part of Banco de México’s transparency policies, details of the new interchange rates have been publicly disclosed and are available on Banco de México’s website.

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

The plaintiffs in the interchange litigation seek damages for alleged overcharges in merchant discount fees, as well as injunctive and other relief. The plaintiffs have not yet quantified the damages they seek, although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages will be trebled and Visa U.S.A. and/or Visa International may be subject to joint and several liability among the defendants if liability is established, which could significantly magnify the effect of any adverse judgment. The interchange litigation is part of the covered litigation, which our retrospective responsibility plan is intended to address; however, the retrospective responsibility plan may not adequately insulate us from the impact of settlements of, or judgments in, the interchange litigation. Failure to successfully defend or settle the interchange litigation would result in liability that to the extent not covered by our retrospective responsibility plan could have a material adverse effect on our results of operations, financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent. In addition, even if our direct financial exposure were covered by our retrospective responsibility plan, settlements or judgments involving the multidistrict litigation could include restrictions on our ability to conduct business, which could increase our cost of doing business and limit our prospects for future growth. See “—Our retrospective responsibility plan may not adequately insulate us from the impact of settlements and judgments in the covered litigation and will not insulate us from other pending or future litigation” and See Note 23—Legal Matters to our consolidated financial statements included in Item 8 in this report.

Our retrospective responsibility plan may not adequately insulate us from the impact of settlements and judgments in the covered litigation and will not insulate us from other pending or future litigation.

Our retrospective responsibility plan is intended to address monetary liabilities from settlements of, or final judgments in, the litigation described in Note 23—Legal Matters to our consolidated financial statements included in Item 8 of this report. The retrospective responsibility plan consists of several related mechanisms to fund settlements of, or judgments in, the covered litigation, including an escrow account funded with a portion of the net proceeds of our initial public offering and potential follow-on offerings of our class A common stock, a loss sharing agreement, a judgment sharing agreement and the indemnification obligation of Visa U.S.A. members pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique and complex. If we are prevented from using one or more of these mechanisms under our retrospective responsibility plan, we could have difficulty funding the payment of a settlement or final judgment against us in a covered litigation, which could have a material adverse effect on our results of operations, financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent.

Since the retrospective responsibility plan was implemented, we have settled the lawsuits brought by American Express and Discover, both of which are part of the covered litigation. The American Express and Discover suits each alleged, among other things, that Visa U.S.A. restrained competition by prohibiting its member financial institutions from issuing certain payment cards that compete with Visa-branded cards (such as American Express and Discover) and that each was thereby injured. We, Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007 and is being funded through our retrospective responsibility plan. We, Visa U.S.A., Visa International, and MasterCard International executed a settlement agreement with Discover on October 27, 2008 that became effective on November 4, 2008, upon approval by Visa’s class B shareholders. The settlement will be funded primarily through the retrospective responsibility plan. Visa Inc. will also make a payment related to a separate agreement with MasterCard to obtain releases from claims related to the settlement service fee litigation and other potential claims. See Note 23—Legal Matters to our consolidated financial statements included in Item 8 in this report.

The retrospective responsibility plan does not address litigation other than the covered litigation that we currently face, including state court litigation relating to interchange, and will not cover litigation that we may face in the future, except for cases that include claims for damages relating to the period prior to our initial public offering that are transferred for pre-trial proceedings or otherwise included in the interchange litigation. In addition, our retrospective responsibility plan is designed to cover only the potential monetary liability from settlements of, or judgments in, the covered litigation. Settlements and judgments in covered litigation may require us to modify the way we do business in the future, which could adversely affect our revenues, increase our expenses and/or limit our prospects for growth. Therefore, even if our retrospective responsibility plan adequately safeguards us from the monetary impact of settlements of, or judgments in, the covered litigation, it may not be sufficient to insulate us from all potential adverse consequences of settlements of, and judgments in, the covered litigation.

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

On July 20, 2006 and September 14, 2006, Visa U.S.A. and Visa International entered into agreements settling or otherwise disposing of the federal and state actions and related matters. Pursuant to the settlement agreements, Visa U.S.A. paid approximately $100 million as part of the defendants’ settlement fund for the federal actions and approximately $19 million to fund settlement of the California cases. The federal court has granted preliminary approval of the settlement agreements, but the settlement is subject to final approval by the court and resolution of all appeals. If final approval of the settlement agreements is not granted, all of the agreements resolving the federal and state actions will terminate. If that occurs, and we are unsuccessful in defending against some or all of these lawsuits, we may have to pay restitution and/or damages, and may be required to modify our currency conversion practices. The potential amount of damages and/or restitution could be substantial. In addition, although Visa U.S.A. and Visa International have substantially changed the practices that were at issue in these litigations, if the courts require further changes to our currency conversion and cross-border transaction practices, it could materially and adversely affect our business. See Note 23—Legal Matters to our consolidated financial statements included in Item 8 in this report.

If we, Visa U.S.A. or Visa International is found liable in certain other lawsuits that have been brought against us or if we are found liable in other litigation to which we may become subject in the future, we may be forced to pay substantial damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our financial condition, revenues and profitability.

In recent years, numerous civil actions and investigations have been filed or initiated against a competition, antitrust, consumer protection and other laws. These actions and investigations have been filed or initiated by a variety of different parties, including the U.S. Department of Justice, state attorneys general, merchants, consumers, competing card-issuing companies and other plaintiffs. Examples of such claims, which are described more fully in Note 23—Legal Matters to our consolidated financial statements included in Item 8 in this report, include the following:

•

various state court actions based on a federal merchant class action lawsuit that Visa U.S.A. settled in 2003, alleging unlawful “tying” of credit and debit card services, attempted monopolization and other state law competition claims;

•	a case brought by the European Commission against Visa International and Visa Europe alleging a breach of European competition law related to a Visa membership rule;

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

•	a trademark infringement claim against Visa International in Venezuela in connection with the Visa Vale product;

•	a patent infringement claim against Visa U.S.A. regarding prepaid card products;

•

three civil investigative demands issued by the Antitrust Division of the DOJ to Visa U.S.A., concerning (i) Visa U.S.A.’s agreements with financial institutions that issue Visa debit cards, (ii) termination and waiver provisions in certain Visa U.S.A. issuer agreements, and (iii) certain Visa U.S.A. rules relating to merchant acceptance practices; and

•	a putative class action against Visa U.S.A. claiming unjust enrichment and/or intentional misrepresentation in connection with alleged fees assessed on the state tax portion of sales transactions.

Private plaintiffs often seek class action certification in cases against us, particularly in cases involving merchants and consumers, due to the size and scope of our business and the large number of parties that are involved in our payment system. Although our retrospective responsibility plan is intended to address potential monetary liabilities arising from the covered litigation as described in Note 5—Retrospective Responsibility Plan and Note 23—Legal Matters to our consolidated financial statements included in Item 8 in this report, the plan does not cover other litigation that we currently face, and will not cover litigation, including state court litigation, that we may face in the future, except for cases that include claims for damages relating to the period prior to our initial public offering that are transferred for pre-trial proceedings or otherwise included in the interchange litigation. We cannot predict whether or to what extent we will be subject to litigation liability that is not covered by our retrospective responsibility plan. If we are unsuccessful in our defense against any of the proceedings described above or in any future proceedings, we may be forced to pay substantial damages and/or change our business practices or our pricing structure, any of which could have a material adverse effect on our revenues, operating results, prospects for future growth and overall business.

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

Certain limitations have been placed on our business in recent years as a result of litigation and litigation settlements. For example, as a result of the June 2003 settlement of a U.S. merchant lawsuit against Visa U.S.A., merchants are able to reject Visa consumer debit cards in the United States while still accepting other Visa-branded cards, and vice versa. In addition, following the final judgment entered in the litigation, the DOJ brought against Visa U.S.A. and Visa International in 1998, as of October 2004, members of Visa U.S.A. may issue certain competing payment cards. Since this final judgment, several members of Visa U.S.A. have begun to issue, or have announced that they will issue, American Express or Discover-branded cards. See Note 23—Legal Matters to our consolidated financial statements included in Item 8 of this report.

In addition, pursuant to a court order, certain Visa U.S.A. debit issuers may be able to terminate some parts of their agreements with us. Visa U.S.A.’s bylaws provided that a settlement service fee was to be paid by certain Visa U.S.A. members that shifted a substantial portion of their offline debit card volume to another debit brand unless that shift was to the American Express or Discover brands. In June 2007, a federal court ruled that the settlement service fee violated the final judgment entered in the case the DOJ brought against Visa U.S.A., Visa International and MasterCard in 1998. See Note 23—Legal Matters to our consolidated financial statements included in Item 8 of this report. As a remedy, the court ordered Visa U.S.A. to repeal the settlement service fee bylaw. Further, any Visa U.S.A. debit issuer subject to the settlement service fee prior to its repeal that entered into an agreement with Visa U.S.A. that includes offline debit issuance on or after June 20, 2003, is now permitted to terminate that agreement, provided that the issuer has entered into an agreement to issue

MasterCard-branded debit cards and has repaid to Visa U.S.A. any unearned benefits or financial incentives under its Visa U.S.A. agreement. The settlement service fee bylaw was rescinded as of the effective date of the order. See Note 23—Legal Matters to our consolidated financial statements included in Item 8 in this report.

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

Our fiscal 2008 statement of operations reflects a litigation provision of $1.5 billion including an additional provision of $1.1 billion related to settlement of the Discover litigation and management’s liability estimate for other matters under the guidelines of SFAS No. 5. For tax purposes, the deduction related to these matters is deferred until the payments are made and thus the Company established deferred tax assets of $857 million at September 30, 2008 related to these and other litigation payments, which is net of a reserve to reflect our best estimate of the amount of the benefit to be realized. Although we believe that the estimates and judgments we made in establishing our deferred tax asset and related reserves are reasonable, some or all of these judgments are subject to review by the taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded and we were unable to realize this benefit, it could have a material and adverse effect on our financial results and cash flows.

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

•

Regulation of the Price of Credit. In recent years, legislation, regulations or other legal requirements affecting credit cards have been adopted in a number of the jurisdictions in which our cards are used. For example, in the United States, Congress and the federal banking agencies have increased their scrutiny of the disclosure and billing practices of credit card issuers. The Federal Reserve Board has proposed significant changes to Regulation AA and Z, under the Federal Truth in Lending Act, which, if implemented, could have a significant affect on the advertising, disclosure and billing practices of card issuers. Proposed or other changes to the laws and or regulations affecting credit card operations and pricing could increase the costs of card issuance and/or decrease the flexibility of card issuers to charge interest rates and fees on credit card accounts. Any such unfavorable regulation of the practices of card issuers could result in a decrease in our payments volume and revenues.

•

Regulation of Internet Transactions. Many jurisdictions in which we and our customers operate are considering, or are expected to consider, legislation concerning Internet transactions, and in particular with regard to choice of law, the legality of certain e-commerce transactions, the collection of applicable taxes and copyright and trademark infringement. Such legislation may make it less desirable or more costly to complete Internet transactions using our cards.

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

Governments in certain countries have acted, or could act, to provide resources or protection to selected national payment card providers or national payment processing providers to support domestic competitors or to displace us from, prevent us from entering into, or substantially restrict us from participating in, particular geographies. For example, our customers in China are not permitted to issue our cards for domestic use in China. Governments in certain other countries have considered similar restrictions from time to time. Our efforts to effect change in countries where our access to the domestic payments segment is limited may not be successful, which could adversely affect our ability to maintain or increase our revenues and extend our global brand.

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

The global payments industry is intensely competitive. Our payment programs compete against all forms of payment, including cash, checks and electronic transactions such as wire transfers and automated clearing house payments. In addition, our payment programs compete against the card- based payments systems of our competitors, such as MasterCard, American Express, Discover and private-label cards issued by merchants.

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

•	Competition from alternative types of payment services, such as online payment services and services that permit direct debit of consumer checking accounts or ACH payments, may increase.

Our failure to compete effectively against any of the foregoing competitive threats, could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Our operating revenues would decline significantly if we lost one or more of our largest customers, which could have a material adverse impact on our business.

A significant portion of our operating revenues are concentrated among our largest customers. Our operating revenues from our five largest customers represented approximately $1.6 billion, or 26%, of our operating revenue for fiscal 2008 and $1.2 billion, or 23%, and $938 million, or 24%, of our pro forma operating revenues for fiscal 2007 and fiscal 2006, respectively. In addition, our largest customer, JPMorgan Chase, accounted for $501 million, or 8%, of our operating revenue for fiscal 2008, and $454 million, or 9%, and $408 million, or 10%, of our pro forma operating revenues for fiscal 2007 and 2006, respectively. Most of our larger customer relationships (including our customer relationships with JPMorgan Chase and Bank of America) are not exclusive and in certain circumstances (including, in some cases, on relatively short notice) may be terminated by our customers. Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services. Loss of business from any of our largest customers could have a material adverse effect on our business.

Consolidation of the banking industry could result in our losing business and may create pressure on the fees we charge our customers, which may materially and adversely affect our revenues and profitability.

Over the last several years, the banking industry has undergone substantial consolidation, and, based on current economic conditions, we have seen this trend accelerate. We expect this trend to continue in the future. Significant ongoing consolidation in the banking industry may result in one of our largest customers being acquired by an institution that has a strong relationship with a competitor, resulting in a substantial loss of business. In addition, one or more of our customers could seek to merge with or acquire one of our competitors, and any such transaction could have a material adverse effect on our business and prospects. Examples of recent consolidations involve financial institutions with substantial Visa card portfolios: the acquisition of assets of Washington Mutual Bank by JP Morgan Chase, and Wachovia’s plans to merge with Wells Fargo.

Continued consolidation in the banking industry would also reduce the overall number of our customers and potential customers and could increase the bargaining power of our remaining customers and potential customers. This consolidation could lead financial institutions to seek greater pricing discounts or other incentives with us. In addition, consolidation could prompt our existing customers to seek to renegotiate their pricing agreements with us to obtain more favorable terms. We may also be adversely impacted by price compression should one of our financial institution customers absorb another financial institution and qualify for higher volume-based discounts on the combined volumes of the merged business. Pressure on the fees we charge our customers caused by such consolidation could materially and adversely affect our revenues, operating results, prospects for future growth and overall business. In addition, the current economic environment could lead some customers to curtail or postpone near-term investments in growing their card portfolios, limit credit lines, or take other actions which impact adversely the growth of our volume and revenue streams from these customers.

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

The global payments industry depends heavily upon the overall level of consumer, business and government spending. For example, a sustained deterioration in general economic conditions, particularly in the United States and the Asia-Pacific region, where approximately 59% and 17%, respectively, of our operating revenues were generated in fiscal 2008, and 66% and 14%, respectively, of our pro forma revenues were generated for fiscal 2007 and, 71% and 12%, respectively, of our pro forma revenues were generated for fiscal 2006, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards carrying our brands. In addition, the current economic environment could lead some customers to curtail or postpone near-term investments in growing their card portfolios, limit credit lines, or take other actions which impact adversely the growth of our volume and revenue streams from these customers. A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel, which may be adversely affected by world geopolitical, economic and other conditions, including the threat of terrorism and outbreak of diseases, such as SARS and avian flu. In particular, revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency. In addition, as we are principally domiciled in the United States, a negative perception of the United States could impact the perception of our company, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

As a guarantor of certain obligations of Visa members, we are exposed to risk of loss or insolvency if any member fails to fund its settlement obligations.

We indemnify Visa members for any settlement loss suffered due to the failure of a member to fund its daily settlement obligations. In certain instances, we may indemnify members even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited.

While we believe that we have sufficient liquidity to cover a settlement failure by any of the largest Visa members, concurrent settlement failures of more than one of our largest members or several of the smaller Visa members, or systemic operational failures that last for more than a single day, may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the amount of such payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition. Settlement at risk (or exposure) is estimated using the average daily volumes during the quarter multiplied by the estimated number of days to settle, and the total balance for outstanding travelers cheques. Our estimated settlement exposure, after consideration of collateral that we require certain financial institutions to post, amounted to approximately $34.8 billion at October 1, 2008. Some Visa members are composed of groups of financial institutions. Some of these members have elected to limit their responsibility for settlement losses arising from the failure of their constituent financial institutions in exchange for managing their constituent financial institutions in accordance with our credit risk policy. To the extent that any settlement failure resulting from a constituent financial institution exceeds the limits established by our credit risk policy, we would have to absorb the cost of such settlement failure, which could materially and adversely affect our cash flow.

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

We conduct business globally in many foreign currencies, but report our financial results in U.S. dollars. We are therefore exposed to adverse movements in foreign currency exchange rates because depreciation of non-U.S. currencies against the U.S. dollar reduces the U.S. dollar value of the non-

U.S. dollar denominated revenues that we recognize and appreciation of non-U.S. currencies against the U.S. dollar increases the U.S. dollar value of expenses that we incur that are denominated in those foreign currencies. We enter into foreign currency hedging contracts to reduce the effect of adverse changes in the value of a limited number of foreign currencies and for a limited period of time (typically up to one year).

Some of our financial incentives to customers are recorded using estimates of our customers’ performance. Material changes in our customers’ performance compared to our estimates could have a material adverse impact on our results of operations.

In certain instances, we offer our customers financial incentives, which are typically tied to their payments volume or transaction messages processed, often under particular programs. These financial incentives are typically recorded as a reduction of revenues. We generally make estimates of our customers’ performance under these programs (sometimes over several years) in order to derive our estimates of the financial incentives that we will pay them. The reduction of revenues that we record each quarter under volume and support agreements is based on these estimates. Material changes in our customers’ performance compared to estimates could have a material adverse impact on our results of operations. For example, if a customer performs better than expected, we may be required to reduce future period revenues to account for the fact that we did not reduce revenues enough in prior periods. On the other hand, if a customer performs worse than expected, we may conclude that we reduced revenues by too much in previous periods.

We have significant contingent liabilities for settlement payment of all issued and outstanding travelers cheques.

At September 30, 2008, we had approximately $830 million in contingent liabilities for settlement payment of all issued and outstanding travelers cheques. Approximately 35% of these travelers cheques were issued outside of the United States by a single issuer. While these obligations are supported in part by a bank guarantee, if the issuer were to fail to pay, we would be obligated to fund partial settlement of presented travelers cheques.

Risks Related to our Structure and Organization

The recent change to our governance structure could have a material adverse effect on our business relationships with our customers.

Prior to our reorganization in October 2007, a number of Visa’s key members had officers who also served on the boards of directors of Visa U.S.A., Visa International, Visa Canada or the regional boards of directors of the unincorporated regions of Visa AP, Visa LAC and Visa CEMEA. As a result of our reorganization, the regional boards of directors of the unincorporated regions have been eliminated, and the boards of directors of Visa U.S.A. and Visa Canada are now comprised of management and are largely administrative in nature. In addition, although our regions are represented on our board by six of our 17 directors, the holders of our class B and class C common stock are not otherwise entitled to vote in the election of directors. As a result, the role of member-nominated and member-elected directors in our corporate governance has been reduced as a result of the reorganization. These changes could have a detrimental effect on our business relationships with members associated with a particular region. In addition, if a member that had an officer who also served on one of the regional boards of directors does not have an officer who currently serves on our board of directors, our business relationship with that member could suffer. A significant loss of revenues or payments volume attributable to such members could have a material adverse effect on our business.

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

We have granted Visa Europe a put option, which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time following March 25, 2009. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to our common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. Upon exercise of the put option, we will be obligated, subject only to regulatory approvals and other limited conditions, to pay the purchase price within 285 days in cash or, at our option, with a combination of cash and shares of our publicly tradable common stock. The portion of the purchase price we will be able to pay in stock will initially be limited to the percentage of our class C (series I) common stock that at the settlement date remains subject to the transfer restrictions. We must pay the purchase price in cash, however, if the settlement of the put option occurs after March 25, 2011.

We will incur a substantial financial obligation if Visa Europe exercises the put option. The amount of that potential obligation could vary dramatically based on, among other things, the 12-month projected sustainable net operating income of Visa Europe, the allocation of cost synergies, the trading price of our class A common stock, and our 12-month forward price-to-earnings multiple, in each case, as determined at the time the put option is exercised. We are not currently able to estimate the amount of this obligation due to the nature and number of factors involved and the range of important assumptions that would be required. However, depending upon Visa Europe’s level of sustainable profitability and/or our 12-month forward price-to-earnings multiple at the time of any exercise of the option, the amount of this obligation could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering, in order to meet our obligation. This financing may not be available to us in a sufficient amount within the required 285-day period or on terms that we deem to be reasonable. The payment of part of the exercise price in stock would dilute the ownership interests of our stockholders. Moreover, the acquisition of Visa Europe following an exercise of the put option would require us to integrate the operations of Visa Europe into our business, which could divert the time and attention of senior management.

The fair value of the put option at September 30, 2008 was $346 million. We are required to record any change in the fair value of the put option on a quarterly basis. These adjustments will be recorded through our consolidated statements of operations, which will therefore impact our reported net income and earnings per share. Such quarterly adjustments and their resulting impact on our reported statements of operations could be significant. The existence of these charges could adversely affect our ability to raise capital and/or the price at which we can raise capital. See Item 9B—Other Information.

Our reorganization requires us to make significant changes to our culture and business operations. If we fail to make this transition successfully, our business could be materially and adversely affected.

Our reorganization has required broad and significant changes to our culture and operations. Historically, the primary goal of Visa U.S.A., Visa International and Visa Canada has not been to maximize profit for these entities, but rather to deliver benefits to their members and enhance member opportunity and revenue. As a result of the reorganization, we now must operate our business in a way that maximizes long-term stockholder value. Many of our employees have limited experience operating in a profit-maximizing business environment.

In addition, the Visa enterprise historically has been operated under a decentralized regional structure, and each region has had substantial autonomy in its own business strategies and decisions. Our reorganization has resulted in a more centralized corporate governance structure in which our board of directors exerts centralized management control. We face significant challenges integrating the operations of the different regions. We may also be unable to retain and attract key employees, and we may not realize the cost savings and operational efficiencies that we currently expect. This transition will be subject to risks, expenses and difficulties that we cannot predict and may not be capable of handling in an efficient and timely manner.

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

Future sales of our class A common stock could depress the market price of our class A common stock.

The market price of our class A common stock could decline as a result of sales of a large number of shares in the public market or the perception that such sales could occur. These sales, or the perception that such sales may occur, could depress the market price of our class A common stock and might make it more difficult for us or holders of our common stock to sell equity securities in the future.

As of October 31, 2008, we had 446,503,244 outstanding shares of class A common stock, not including 1,247,719 shares of restricted stock that we granted to certain of our directors and employees. Except for any shares acquired by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, any of these shares may be resold immediately in the public market.

If the litigation committee so requests in order to increase the size of the escrow account, we will conduct follow-on offerings of our class A common stock.

In addition, as of October 31, 2008, our existing stockholders held 245,513,385 shares of class B common stock (excludes class B common stock held by Visa U.S.A.) and 151,596,308 shares of class C common stock (excludes class C common stock held by Visa International Service Association). Subject to limited exceptions, the class B common stock is not transferable until March 25, 2011 or the date on which all of the covered litigation has been finally resolved. Subject to limited exceptions, the class C common stock is not transferable until March 25, 2011. After the termination of these transfer restrictions, the class B and class C common stock will only be convertible into class A common stock upon transfer to a person that was not, immediately after the October 2007 reorganization, a Visa member. Upon such transfer, each share of class B or class C common stock will automatically convert into class A common stock based on the applicable conversion rate in effect at the time of such transfer. All of the class A common stock issuable upon such conversion will be freely tradable without restriction or registration under the Securities Act by persons other than our affiliates.

The market price of our common stock may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, could affect the market price of our common stock:

•	quarterly variations in our results of operations or the results of operations of our competitors or those of Visa Europe;

•	changes in earning estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation;

•	potential acquisitions by us of other companies, including the exercise of the put option requiring us to purchase all of the outstanding shares of capital stock of Visa Europe from its members;

•	developments in our industry; and

•	general economic, market and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

The shares of class B common stock that are retained by Visa U.S.A. members and that are not redeemed out of the proceeds of the initial public offering are subject to dilution to the extent of the initial amount of the escrow account. This dilution of the shares of class B common stock will be accomplished through an adjustment to the conversion rate of the shares of class B common stock. These shares will not be able to be converted into shares of class A common stock or, subject to limited exceptions, transferred until the later of March 25, 2011 or the final resolution of the covered litigation. The shares of class C common stock, which are held by members other than the Visa U.S.A. members, are not subject to this dilutive adjustment. At the request of the litigation committee, we expect to conduct follow-on offerings of our shares of class A common stock, which we refer to as loss shares, if the litigation committee deems it desirable to increase the escrow account. The proceeds from the sale of loss shares would then be deposited in the escrow account, and the shares of class B common stock would be subject to additional dilution to the extent of the loss shares through a concurrent adjustment to the conversion rate of the class B common stock. Because the voting power of the class B and class C common stock, and the entitlement of the holders of class B common stock and class C common stock to participate in dividends or distributions upon a liquidation or winding up of Visa Inc. is determined on an as-converted basis, based upon the number of shares of class A common stock into which the class B or class C common stock would be converted at the time of the vote, dividend or distribution, as applicable, the adjustment to the conversion rate applicable to the class B common stock upon the issuance of loss shares will result in a dilution of the voting power of the class B common stock and the entitlement of holders of class B common stock to participate in dividends and distributions upon a liquidation of Visa Inc.

If funds are released from escrow after the resolution of the litigation covered by our retrospective responsibility plan, holders of our class A common stock will suffer dilution as a result of a favorable adjustment to the conversion rate of our class B common stock.

Our retrospective responsibility plan provides that any amounts remaining in the escrow account after the date on which all of the covered litigation is resolved will be released back to us and the conversion rate of the class B common stock then outstanding will be adjusted in favor of the holders of the class B common stock through a formula based on the released escrow amount and the market price of our class A common stock. If any funds remain in the escrow account and are released back to us, the resulting adjustment in the conversion rate of the class B common stock will result in each share of class B common stock then outstanding becoming convertible into an increased number of shares of class A common stock, which in turn will result in dilution of the interest in Visa Inc. held by the holders of class A common stock. The amount of such dilution will depend on the amount, if any, of the funds released from the escrow account and the market price of our class A common stock at the time such funds are released.

Certain adjustments to the conversion rate of class B common stock in connection with the additional funding of the escrow account from which settlements of, or judgments in, the covered litigation will be payable may give rise to taxable deemed dividends for holders of class A common stock.

At the request of the litigation committee, we will consummate one or more follow-on offerings of class A common stock, the net proceeds from which will be added to the escrow account from which settlements of, or judgments in, the covered litigation will be payable. In that case, there will be one or more adjustments, which we refer to as the potential adjustments, to the conversion rate of the class B common stock, which will result in a reduction in the total number of shares of class A common stock into which the class B common stock may be converted (when compared to the number of shares of class A common stock into which the class B common stock was convertible after any prior potential adjustment).

The potential adjustments should not give rise to deemed distributions under Section 305 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to holders of our class A common stock on the grounds that such adjustments are not within the purview of Section 305 of the Code, because, for example, they are adjustments of the price paid by us to acquire property in our reorganization and, thus, are not, and do not have the effect of, distributions with respect to our class A common stock. There can be no assurance, however, that the IRS will not assert that any potential adjustments have the result of an increase in the proportionate interest in our earnings and profits or assets to holders of our class A common stock and, accordingly, should be treated as giving rise to deemed distributions under Section 305 of the Code with respect to such class A common stock. If such a position were successfully asserted, a holder of our class A common stock would, for U.S. federal income tax purposes, be deemed to receive a distribution from us in an amount equal to the value of the increase in such holder’s proportionate interest in our earnings and profits or assets reflected in such holder’s class A common stock that would result from the decrease in the total number of shares of class A common stock into which the class B common stock may be converted after any potential adjustments, as the case may be. Such a deemed distribution would be characterized as a dividend to such holder, for U.S. federal income tax purposes, to the extent the deemed distribution is treated as paid out of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Any remaining, portion of such a deemed distribution will be treated first as a tax-free return of such holder’s adjusted tax basis in our class A common stock and thereafter as gain. We will take the position that the potential adjustments do not give rise to deemed distributions under Section 305 of the Code to holders of our class A common stock.

The trading market for our class A common stock could be adversely affected because provisions of our amended and restated certificate of incorporation may limit the market-making ability of broker-dealers that are affiliated with Visa members.

Our amended and restated certificate of incorporation provides that no person that is a Visa member or affiliated with a Visa member will be permitted to beneficially own more than 5% of the aggregate outstanding class A common stock or certain other voting stock (or securities convertible or exchangeable into such stock) at any time, subject to a limited number of exceptions. This restriction may limit the ability of a broker-dealer that is affiliated with a Visa member to act as a market-maker in our class A common stock, although this restriction will not prevent such a broker-dealer from executing trades on an agency basis on behalf of third parties. This restriction could adversely affect the trading market for the class A common stock.

All shares of class A common stock acquired by a Visa member, an affiliate of a Visa member or a similar person will be converted automatically into class C common stock and, as a result, will generally not be transferable until March 25, 2011 and will lose substantially all its voting rights.

All shares of common stock acquired by a Visa member, an affiliate of a Visa member or any person that is an operator, member or licensee of any general purpose payment card system that competes with us, or any affiliate of such a person, in each case to the extent, acting as a principal investor, will be converted automatically into class C common stock. Under the terms of our amended and restated certificate of incorporation, class C common stock is not transferable (subject to exceptions, including transfers to other class C stockholders) until March 25, 2011, unless our board makes an exception to this transfer restriction. After this date has passed, the class C common stock will be convertible into class A common stock only if transferred to a person that was not, immediately after our October 2007 reorganization, a Visa member, an affiliate of a Visa member or any person that is an operator, member or licensee of any general purpose payment card system that competes with the Company, or any affiliate of such a person. Upon such transfer, each share of class C common stock will convert into one share of class A common stock.

Until March 25, 2011, six of our 17 directors will be individuals elected or nominated by our regions. In addition, holders of our class B common stock and class C common stock have voting rights concerning certain significant corporate transactions, and their interests in our business may be different than those of holders of our class A common stock.

Our amended and restated certificate of incorporation provides that, until March 25, 2011, six of our 17 directors will be individuals elected or nominated by our regions. Although holders of class B and class C common stock do not have any right to vote on those matters on which stockholders generally are entitled to vote, such holders have the right to cast a number of votes equal to the number of shares of class B common stock or class C common stock, as applicable multiplied by the applicable conversion rate on certain significant transactions enumerated in the amended and restated certificate of incorporation, such as a proposed consolidation or merger, a decision to exit our core payments business or any other vote required by law. The holders of the class B common stock and class C common stock may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock or their interests may otherwise conflict with those of the holders of class A common stock.

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

Provisions contained in our amended and restated certificate of incorporation, bylaws and Delaware law could delay or prevent a merger or acquisition that our stockholders consider favorable. Except for limited exceptions, no person may own more than 15% of our total outstanding shares on an as-converted basis or more than 15% of any class or series of our common stock, unless our board of directors approves the acquisition of such shares. In addition, except for common stock issued to a member in connection with the reorganization, or shares issuable on conversion of such common stock, shares held by a member, a competitor, an affiliate or member of a competitor may not exceed 5% of any class of common stock. In addition:

•	our board of directors is divided into three classes, with approximately one-third of our directors elected each year;

•	six directors will be individuals elected or nominated by our regions until March 25, 2011;

•	our independent directors may be removed only upon the affirmative vote of at least 80% of the outstanding shares of class A common stock;

•	our stockholders are not entitled to the right to cumulate votes in the election of directors;

•	holders of our class A common stock are not entitled to act by written consent;

•	our stockholders must provide timely notice for any stockholder proposals and director nominations;

•	we have adopted provisions that eliminate the personal liability of directors for monetary damages for actions taken as a director, with certain exceptions;

•

in addition to certain class votes, a vote of 66 2/3 % or more of all of the outstanding shares of our common stock then entitled to vote is required to amend certain sections of our amended and restated certificate of incorporation; and

•

we are governed by Section 203 of the General Corporation Law of the State of Delaware, or DGCL, as amended from time to time, which provides that a corporation shall not engage in any business combination with any interested stockholder for a period of three years following the time that such stockholder became an interested stockholder, except under certain circumstances including upon receipt of prior board approval.

Our ability to pay regular dividends to holders of our common stock in the future is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

In August 2008, we commenced payment of cash dividends on a quarterly basis on our class A, class B and class C common stock. Any future payment of dividends will be dependent upon our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, would be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that our board of directors deems relevant. Furthermore, no dividend may be declared or paid on any class or series of common stock unless an equivalent dividend is contemporaneously declared and paid on each other class and series of common stock. If, as a consequence of these various factors, we are unable to generate sufficient earnings and cash flows from our business, we may not be able to make payments of dividends on our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

At September 30, 2008, we owned and leased approximately 2.2 million square feet of office and processing center space in 30 countries around the world, of which approximately 1.4 million square feet are owned and the remaining 800,000 square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 940,000 square feet. We also own a 167,000 square foot office building in Miami, which serves as our LAC regional headquarters.

In addition, we operate three processing centers: a processing center and an office facility in Colorado totaling 268,000 square feet, which we own, a processing center and office facility in Virginia, totaling 144,000 square feet, which we lease, and an 13,000 square foot leased facility in Japan. In July 2006, we approved a plan to replace our leased processing center in Virginia by building a new 366,000 square foot processing center and a new 116,000 square foot office building in the eastern United States. Construction of these buildings is expected to continue through fiscal 2009 with the data center becoming fully operational in fiscal 2010 after the migration from our current east coast processing center.

We believe that these facilities are suitable and adequate to support our business needs.

ITEM 3.	Legal Proceedings

Refer to Note 23 to the consolidated financial statements included in Item 8 of this report.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock commenced trading on the New York Stock Exchange under the symbol “V” on March 19, 2008. The following table sets forth the intra-day high and low sale prices for our class A common stock from March 19, 2008 and for the two full quarterly periods in 2008 following the Company’s IPO, as reported by the New York Stock Exchange. At September 30, 2008, the Company had 295 stockholders of record for its class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by brokers.

2008	High	Low
Second Quarter (from March 19, 2008)	$69.00	$55.00
Third Quarter	89.84	60.31
Fourth Quarter	82.40	55.89

There is currently no established public trading market for our class B common stock, class C (series I), class C (series II), class C (series III) or class C (series IV) common stock. There were approximately 1,781 and 1,101 holders of record of our class B common stock and class C (series I) common stock, respectively, as of September 30, 2008. Visa Europe Limited is the holder of record of all the issued and outstanding shares of class C (series II) and class C (series III) common stock. Visa Europe Services was the holder of record of all the issued and outstanding shares of our class C (series IV) common stock. In October 2008, we redeemed all of the class C (series II) shares and a portion of the class C (series III) shares held by Visa Europe Limited and all remaining shares of class C (series III) common stock and all shares of class C (series IV) common stock automatically converted into class C (series I) common stock on a one-to-one basis.

Dividend Declaration and Policy

On August 29, 2008, we paid quarterly cash dividends, which was declared on June 11, 2008 by our board of directors of $0.105 per share on our class A common stock (determined in the case of class B and class C common stock on an “as-converted” basis) to all holders of record of our class A common stock, class B common stock and class C common stock for the third quarter of 2008. However, the declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs. Prior to the IPO, we did not pay any cash dividends on our shares of outstanding common stock.

Equity Compensation Plan

The table below presents information as of September 30, 2008 for the Visa 2007 Equity Incentive Compensation Plan, or the EIP, which has been approved by stockholders. Visa does not have any equity compensation plans that have not been approved by stockholders. For a description of the EIP, see Note 18–Stock-based Compensation to our consolidated financial statements included in Item 8 of this report and Item 11 “Executive Compensation—Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentive Compensation.”

Plan category	Number of shares of class A common stock to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of class A common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	9,502,392	(1)	$44.11	48,221,892
Equity compensation plans not approved by stockholders	—		$—	—

Total	9,502,392(1)		$44.11	48,221,892

(1)	In addition to options, the EIP authorizes the issuance of restricted stock, restricted stock units, performance units and other stock-based awards. Of these shares, 581,012 shares have been issued pursuant to outstanding restricted stock units.

Use of Proceeds from the IPO

The following table sets forth the use of net proceeds of $19.1 billion received in connection with our IPO in March 2008:

(in billions)
Net IPO proceeds	$19.1
March 2008 redemptions of class B and class C (series I) common stock(1)	(13.4)
Funding of escrow account(2)	(3.0)
October 2008 redemptions of class C (series II) and class C (series III) common stock(3)	(2.7)
Balance of proceeds following October redemptions	$—

(1)	In March of 2008, we used $13.4 billion of the net proceeds of the IPO to redeem 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock.
(2)	As determined by the Litigation Committee and under the retrospective responsibility plan, we deposited $3.0 billion of the net IPO proceeds into an escrow account from which settlements of, or judgments in, covered litigation will be payable. See Note 5—Retrospective Responsibility Plan to our consolidated financial statements included in Item 8 of this report for additional information.
(3)	In October of 2008, we redeemed 79,748,857 shares of class C (series II) common stock and 35,263,585 shares of our class C (series III) common stock held by Visa Europe for a combined total $2.7 billion, less dividends and certain other adjustments. See Note 4—Visa Europe and Note 16—Stockholders’ Equity and Redeemable Shares to our consolidated financial statements included in Item 8 of this report for additional information.

ITEM 6.	Selected Financial Data

The following tables present selected consolidated statement of operations data for the year ended September 30, 2008 and consolidated balance sheet data at September 30, 2008 for Visa Inc., that were derived from the audited consolidated financial statements of Visa Inc. included elsewhere in this report. The table also presents consolidated pro-forma statement of operations data for the year ended September 30, 2007 and consolidated balance sheet data at October 1, 2007 (the date of the business combination discussed below). The selected Visa U.S.A. consolidated statements of operations data for the years ended September 30, 2007, 2006, 2005 and 2004 and the consolidated balance sheet data at September 30, 2007, 2006, 2005 and 2004 for Visa U.S.A. were derived from audited consolidated financial statements of Visa U.S.A. not included in this report.

In October 2007, we consummated a reorganization in which Visa U.S.A., Visa International, Visa Canada and Visa U.S.A.’s majority-owned subsidiary, Inovant, which operated the VisaNet transaction processing system and other related processing systems, became direct or indirect subsidiaries of Visa Inc. The reorganization was accounted for as a purchase under the guidelines of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” occurring on October 1, 2007, with Visa U.S.A. deemed the accounting acquirer of the ownership interest in Visa Canada, Visa International and Inovant not previously held (including Visa Europe’s interest in Visa International and Inovant). The operating results of the acquired interests in Visa International and Visa Canada are included in the consolidated statements of operations of Visa Inc. from October 1, 2007.

The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Historical and Pro Forma Financial Condition and Results of Operations” and the Visa Inc. fiscal 2008 consolidated financial statements and the notes thereto included elsewhere in this report.

Selected Financial and Statistical Data

Fiscal Years ended September 30	2008	2007 Pro-Forma(7)	2007(1)	2006(1)	2005(1)	2004(1)
	(in millions)
Statement of Operations Data:
Total operating revenues	$6,263	$5,193	$3,590	$2,948	$2,665	$2,429
Operating expenses	5,031	6,309	5,039	2,218	2,212	1,999
Litigation provision	1,470	2,653	2,653	23	132	37
Operating income (loss)	1,232	(1,116)	(1,449)	730	453	430
Operating income (loss) as a percent of operating revenues	20%	(21)%	(40)%	25%	17%	18%
Other income (expense)	104	108	62	(8)	3	(75)
Income (loss) before cumulative effect of change in acccounting principle(2)	804	(861)	(1,076)	455	265	216
Net income (loss)(2)	804	(861)	(1,076)	455	360	210

At September 30 (except as noted)	2008	October 1, 2007	2007(1)	2006(1)	2005(1)	2004(1)
	(in millions except per share data)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,979	$1,278	$275	$270	$135	$174
Short-term investment securities, available-for-sale	355	842	747	660	681	156
Total current assets	11,174	4,701	2,507	1,594	1,478	920
Long-term investment securities, available-for-sale	244	743	737	515	319	378
Total assets	34,981	27,069	4,390	2,964	2,745	2,294
Current portion of long-term debt(3)	51	84	41	32	32	32
Current portion of accrued litigation(3)	2,698	2,236	2,236	216	197	244
Total current liabilities	7,165	4,786	3,282	1,393	1,325	1,070
Long-term debt(3)	55	40	—	41	74	106
Long-term accrued litigation(3)	1,060	1,446	1,446	784	1,010	1,019
Total equity (deficit)	21,141	16,286	(501)	583	126	(230)
Dividend declared and paid per common share	0.105	—	—	—	—	—

(1)	Historical balances for the statements of operations and balance sheet data prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.
(2)	Visa U.S.A. recorded a cumulative effect of accounting change in fiscal 2005 related to its membership interest in Visa International and in fiscal 2004 related to Visa U.S.A. changing its method of amortizing volume and support agreements. These accounting changes resulted in additional net income of $96 million in fiscal 2005 and a $6 million decrease to net income in fiscal 2004.
(3)	The long term portion of Visa U.S.A. debt was classified as being due within one year at September 30, 2007 because Visa U.S.A. was in default of certain financial performance covenants as a result of the settlement of the American Express litigation as described in Note 23—Legal Matters to Visa Inc.’s audited financial statements included in Item 8 of in this report.

We believe that payments volume and transactions processed are key drivers of our business. Payments volume is the primary basis for service fee revenue. Payments volume is the total monetary value of transactions for goods and services that are purchased with cards bearing our brands. Transactions processed by VisaNet are the primary basis for data processing revenue. The tables below set forth payments volume and transaction volume for Visa Inc. and Visa U.S.A., deemed the accounting acquirer in the business combination and certain pro-forma comparable payments volume and transaction information for Visa Inc.

	Twelve Months Ended June 30,
	2008	2007	2006	2005	2004
	(unaudited)
	(in millions, except percentages)
Statistical Data:
Visa Inc. pro-forma payments volume(4)	$2,654,237	$2,265,937	$1,997,450	$1,691,849	$1,420,669
Year-over-year change	17%	13%	18%	19%	18%

	Fiscal Year
	2008	2007	2006
		(unaudited)
	(in millions, except percentages)
Visa Inc. pro-forma total transactions processed(5)(6)	36,956	32,720	29,202
Year-over-year change	13%	12%	N/A

(4)	Payments volume is based on quarterly operating certificates from our customers and is unaudited. Year-over-year payments volume change for 2004 represents the change compared to 2003.
(5)	Transactions processed are accumulated by our payment systems.
(6)	Prior to the business combination, there were multiple transaction measures used by different participants in the business combination. The Company adopted a consistent transaction measurement methodology effective with the business combination on October 1, 2007 and Visa U.S.A. conformed to this methodology. Historical comparable transactional data prior to fiscal 2006 is unavailable.
(7)	There is no historical combined statement of operations of Visa Inc. prior to October 1, 2007, because Visa Inc. did not have any operations prior to the reorganization. In order to provide insight into our operating results and trends affecting our business, we have included the pro forma selected statement of operations data for fiscal 2007, as if the reorganization had occurred on October 1, 2006. This pro forma information is derived from our audited consolidated financial statements and presented in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

ITEM 7.	Management’s Discussion and Analysis of Historical and Pro Forma Financial Condition and Results of Operations

Transparency and clarity are integral to successful financial reporting and we continually strive to provide informative financial disclosures with an accurate view of our operating results and financial position.

Our management’s discussion and analysis (“MD&A”) provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa”, “we”, “our”, and the “Company”) on a historical and pro forma basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. Our MD&A is presented in nine sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Related Parties

•	Critical Accounting Estimates

•	Impact of Recent Accounting Pronouncements

•	Quantitative and Qualitative Disclosures about Market Risk

The following discussion and analysis should be read in conjunction with Visa Inc.’s audited consolidated financial statements and related notes included elsewhere in this report.

Overview

Visa operates the world’s largest retail electronic payments network and manages the world’s most recognized global financial services brand. We provide financial institutions with platforms that encompass consumer credit, debit, prepaid and commercial payments. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation will continue to yield significant growth opportunities. We will continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment services to benefit our existing customers and to position Visa to serve more and different constituencies.

In order to respond to industry dynamics and enhance Visa’s ability to compete, Visa consummated a reorganization in October 2007 in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc., a Delaware stock corporation. Visa Europe remained an independent company owned by its financial institutions. To further enhance our competitive position, we successfully completed an IPO in March 2008. Further details of our reorganization and IPO are discussed below in “The Reorganization and IPO.” We believe that successful completion of the reorganization and IPO position us to best execute our business strategy.

The global alignment of various functions and best practices subsequent to the IPO provides us the business scale to effectively deliver our existing core products across more and different geographies in the near term and to accelerate the delivery of product innovations across different market segments in the long term. The alignment of our global sales and new product development functions will also help to deliver consistent and superior client services that meet local market needs.

New product development is a critical business priority for Visa. It enables us to maintain our industry leader position by capitalizing on the payment industry’s growth opportunities and to execute our business strategy in the long term. More broadly, new product development encourages economic growth and enhances the trust and integrity of electronic payments. The following business initiatives expand the scope of payment solutions to benefit existing customers and position Visa to serve more and different constituencies. Although the short term volume expected from these initiatives is relatively small in comparison to total Visa volume today, we believe they are the foundation which will fuel incremental volume on our payments network in the long term.

•

Prepaid. By offering consumers an option to “pay ahead”, we are able to reach new demographics, particularly the unbanked or underbanked consumers in the United States and globally. Prepaid products allow us to expand our business relationships with new clients such as those in the government and healthcare sectors, while increasing our brand presence across different market segments. We continue to identify opportunities to deliver prepaid products to meet the needs of specific local and regional markets.

•

Mobile and eCommerce. As the internet and mobile phones become increasingly accessible around the world, they provide ideal platforms for us to expand our network capabilities to deliver not only payment solutions but also related information services – such as cardholder account activity, targeted merchant offers, or instant ATM locator. We have launched a suite of pilot consumer and commercial programs and intend to continually invest in related technologies, either through strategic investments or other partnerships, to help enhance Visa’s brand position as global commerce and information sharing are increasingly conducted over internet and mobile platforms.

•

Money Transfer. Individual and business consumers across the globe transfer money daily to conduct day-to-day business. Our Money Transfer product provides a secure, convenient and person-to-person platform to transfer money between Visa cardholders around the world. Money Transfer is a relevant product that meets current market needs particularly in countries outside the United States.

Our business is affected by overall economic conditions and consumer spending patterns. Many of our financial institution customers are facing increased financial strain due to current turbulence in the financial and credit markets. Should financial institutions face limited access to credit, this may in turn constrain their ability to extend credit, ultimately impacting overall economic spending. Current economic conditions have also led to consolidation in the financial sector. Should the trend toward consolidation in the financial sector continue, this may have the effect of slowing our rate of revenue growth in the future, should one of our customers be acquired by a financial institution which is aligned with one of our competitors. Our rate of revenue growth may also be impacted by price compression should one of our financial institution customers absorb another financial institution and qualify for higher volume-based discounts on the combined volumes of the merged business.

We expect that continued turbulence in overall economic conditions will moderate consumer and commercial discretionary spending, and our rate of credit payments volume growth, in the near term. However, we believe that the continued secular shift to debit payment products for non-discretionary spending will buffer the near term impact to our overall payments volume growth.

There is no historical combined statement of operations of Visa Inc. prior to October 1, 2007, because Visa Inc. did not have any operations prior to the reorganization. In order to provide insight into our operating results and trends affecting our business, this management’s discussion and analysis of our operating results includes a comparison of the results of operations for fiscal 2008 to the pro forma results of operations for fiscal 2007, as if the reorganization had occurred on October 1, 2006. This pro forma information is derived from our audited consolidated financial statements, and presented in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). See Note 3—The Reorganization to our consolidated financial statements included elsewhere in this report. In addition, this management’s discussion and analysis includes a comparison of our operating results for fiscal 2008 to the operating results of Visa U.S.A., deemed the accounting acquirer in the reorganization, for fiscal 2007 and 2006.

We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service fees and processed transactions are the basis for data processing fees. Current period service fees are generated from payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume. Payments volume and revenues are impacted by changes in currency rates. Payments volume and revenues increased, reflecting in part the impact of the weaker U.S. dollar, during fiscal 2008 compared to pro forma fiscal 2007. Payments volume increased 17%, to $2.7 trillion during fiscal 2008, with double-digit growth in all product categories. Growth in the United States continues to reflect increases in non-discretionary spending and growth in debit. Growth outside the U.S. reflects continued penetration into emerging markets. Payments volume does not impact the operating revenues we earn from Visa Europe.

The following tables set forth product payments volumes for the periods presented:

	U.S.A.			Rest of World(3)			Visa Inc.
	12 months ended June 30, 2008(4)	12 months ended June 30, 2007(4)	% Change	12 months ended June 30, 2008(4)	12 months ended June 30, 2007(4)	% Change	12 months ended June 30, 2008(4)	12 months ended June 30, 2007(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$661	$624	6%	$802	$634	27%	$1,463	$1,258	16%
Consumer debit(1)	733	637	15%	133	93	43%	866	730	19%
Commercial and other	217	188	16%	108	90	20%	325	278	17%

Total Payments Volume	$1,611	$1,449	11%	$1,043	$817	28%	$2,654	$2,266	17%
Cash volume	406	382	6%	1,127	834	35%	1,533	1,216	26%

Total Volume(2)	$2,017	$1,831	10%	$2,170	$1,651	31%	$4,187	$3,482	20%

(1)	Includes prepaid volume.
(2)	Total volume is the sum of total payments volume and cash volume. Total payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks.
(3)	Includes Bulgaria and Romania through March 31, 2007, after which time such countries became part of Visa Europe.
(4)	Service fee revenue in a given quarter is assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service fees reported with respect to the twelve months ended September 30, 2008 and September 30, 2007 were based on payments volume reported by our financial institution customers for the twelve months ended June 30, 2008 and June 30, 2007, respectively.

Processed transactions increased by 4.2 billion, or 13%, to 37.0 billion during fiscal 2008 compared to prior year. Growth in transactions processed in the United States accounted for the majority of growth in transactions processed. We continue to identify opportunities to expand our processing role outside of the United States through the penetration of our core products and the delivery of new and innovative products that meet the needs of regional markets.

The following table sets forth transaction volumes processed by our VisaNet system during the periods presented:

	Visa Inc.
	Fiscal
	2008	2007 Pro Forma	% Change
	(in millions)
Total transactions	36,956	32,720	13%

Operating income as a percentage of operating revenues, or operating margin, was 20% for fiscal 2008 compared with pro forma operating margin of (21%) in fiscal 2007. Our fiscal 2008 operating income includes a litigation provision of $1.5 billion, which contains an additional litigation provision of $1.1 billion in connection with an agreement reached with Discover Financial Services, to settle pending litigation. Since the Discover litigation is covered by the Company’s Retrospective Responsibility Plan, responsibility for the settlement is allocated to the Company’s class B shareholders via an escrow account and other mechanisms previously established under the plan. Refer to Note 23—Legal Matters and Note 5—Retrospective Responsibility Plan to our consolidated financial statements included elsewhere in this report for additional information. The increase in our operating margin during 2008 is primarily attributable to growth in operating revenues resulting from pricing changes and new fees.

Impact of Foreign Currency Rates

Our operating revenues are impacted by fluctuations in foreign currency rates. Operating revenues are impacted by the overall strengthening or weakening of the U.S. dollar compared to local or regional currencies in which our payments volumes occur. Revenue growth attributable to the weakening of the U.S. dollar during fiscal 2008 was approximately 2% compared to the prior year and primarily impacts service fees and international transaction fees. Should the recent strengthening of the U.S. dollar continue, this would have the opposite impact on our revenues.

The Reorganization and IPO

Our reorganization in October 2007 and subsequent IPO in March 2008 generated certain unique and non-recurring business events and transactions. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned by its member financial institutions and entered into a set of contractual arrangements with Visa Inc. In connection with the reorganization, we issued different classes and series of shares reflecting the different rights and obligations of Visa financial institution members and Visa Europe based on the geographic region in which they are located.

In March 2008, we successfully completed an IPO, selling 446.6 million shares of class A common stock to the public, which raised $19.1 billion in net proceeds. We used $13.4 billion of the net proceeds from the IPO to redeem a portion of the class B and class C (series I) shares of Visa’s financial institution members and as a result Visa is now majority owned by the public. Pursuant to our Retrospective Responsibility Plan, we established an escrow account with $3.0 billion of the net proceeds of the IPO. Our Retrospective Responsibility Plan is a central component of the reorganization and is designed to address potential liabilities arising from certain litigation that we refer to as covered litigation. Future settlements of, or judgments in, the covered litigation will be payable from the escrow account. Our capital structure was designed to implement a key principle of the Retrospective Responsibility Plan, which is that liability for the covered litigation would remain with the holders of our class B common stock, all of which are members or affiliates of members of Visa U.S.A. See Note 5—Retrospective Responsibility Plan to our consolidated financial statements included elsewhere in this report. The remaining net proceeds of $2.7 billion were retained and have been used, in October 2008, to fund the redemption of all of the class C (series II) shares and a portion of the class C (series III) shares held by Visa Europe. See Note 16—Stockholders Equity and Redeemable Shares to our consolidated financial statements elsewhere in this report.

The reorganization and IPO impacted our business, results of operations and financial condition currently and in future periods in a number of significant ways:

•

Charges. We incurred charges related to severance and other termination benefits totaling $93 million during 2008. We continue to evaluate various alternatives for achieving synergies in the global organization and expect to incur additional charges, which may be significant, into fiscal 2009. In connection with the IPO, we granted equity compensation awards to employees and non-employee directors. We incurred $74 million in share-based compensation cost during fiscal 2008.

•

Visa Europe put option. We granted Visa Europe the option to cause the sale of Visa Europe to us. We will record any change in the fair market value of this option in our consolidated statement of operations. Changes in the value of the put option will result in fluctuations in our reported net income. The exercise of the Visa Europe put option would also result in a significant liquidity event. Visa Europe may exercise the put option at any time after March 25, 2009.

•

Income taxes. As a result of completing the IPO and consequent ownership by parties other than our financial institution customers, we are no longer eligible to claim the California special deduction previously available to Visa U.S.A. and Visa International Service Association on the basis that both operated on a cooperative or mutual basis. Our tax provision was updated to reflect the loss of the special deduction during the last six months of fiscal 2008, resulting in an increase in taxes of $29 million in fiscal 2008. We are evaluating our global corporate tax structure as a newly formed global company and are considering various tax alternatives and strategies to assist in managing our effective tax rate in the future. We expect to see a gradual decline in our effective tax rate beginning in fiscal 2009.

•

One time tax benefit. As anticipated, following our IPO, our earnings for the second quarter of fiscal 2008 increased by $107 million as a result of a one-time estimated tax benefit due to a change in our state tax apportionment methodology.

Results of Operations

Operating Revenues and Expenses

Operating Revenues

Our operating revenues consist of gross operating revenues reduced by payments made to customers and merchants under volume and support incentive arrangements. Gross operating revenues consist of service fees, data processing fees, international transaction fees and other revenues. Our operating revenues are primarily generated from fees calculated on the payments volume of activity on Visa-branded cards, which we refer to as service fees, and from the fees charged for providing transaction processing, which we refer to as data processing fees. Payments volume is reported by our customers and transactional information is accumulated by our transaction processing systems. Historically, pricing has varied among our different geographies because geographies outside the United States had operated under an association business model with distinct, autonomous strategies, boards of directors and management teams. In 2007, geographies outside the United States began the transition to a business model seeking to increase profitability and made competitive increases in their pricing structure. Further competitive pricing changes were made during fiscal 2008 and we will continue to assess opportunities for competitive adjustments that align with the value and growth opportunities provided to our customers.

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

The following sets forth the components of our operating revenues:

Service fees

Service fees reflect payments by customers for their participation in card programs carrying our brands. Service fees are primarily calculated on the payments volume of products carrying the Visa brand. We rely on our customers to report payments volume to us. Service fees in a given quarter are assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service fees reported with respect to the 12 months ended September 30, 2008, were based on payments volumes reported by our customers for the 12 months ended June 30, 2008. Furthermore, pro forma service fees for the twelve months ended September 30, 2007 were based on payments volumes reported by our customers for the twelve months ended June 30, 2007. These actual and pro forma payments volumes also do not include cash disbursements obtained with Visa-branded cards, balance transfers or convenience checks, which we refer to as cash volume. New service fees were introduced in April 2007, which apply to U.S. consumer debit, consumer credit and commercial payments volume. These fees supersede previously existing issuer programs.

Data processing fees

Data processing fees consist of fees charged to customers for providing transaction processing and other payment services, including processing services provided under our bilateral services agreement with Visa Europe. Data processing fees are based on information we accumulate from VisaNet, our secure, centralized, global processing platform, which provides transaction processing services linking issuers and acquirers. Data processing fees are recognized as revenues in the same period the related transaction occurs or services are rendered.

Data processing fees are primarily driven by the number, size and type of transactions processed and represent fees for processing transactions that facilitate the following services:

•	Authorization. Fees to route authorization requests to the issuer when a merchant, through its acquirer, requests approval of a cardholder’s transaction.

•	Clearing and settlement. Fees for determining and transferring transaction amounts due between acquirers and issuers.

•	Single Message System, or SMS, switching. Fees for use of the SMS for determining and transferring transaction amounts between acquirers and issuers.

•	Member processing. Fees for use of the debit processing service, which provides processing and support for Visa debit products and services.

•	Processing guarantee. Fees charged for network operations and maintenance necessary for ongoing system availability.

•	Other products and services. Fees for miscellaneous services that facilitate transaction and information management among Visa members.

International transaction fees

International transaction fees are assessed to customers on transactions where an issuer is domiciled in one country and a merchant’s acquirer is located in another country. International transaction fees are generally driven by cross-border payments volume, which includes single currency transactions, and currency conversion activities for transactions involving more than one currency. International transaction fees are influenced in large part by levels of travel and the extent to which Visa-branded products are utilized for travel purposes. These fees are recognized as revenues in the same period the related transactions occur or services are performed.

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

Visa International Fees

Prior to the reorganization, Visa U.S.A. paid fees to Visa International based on payments volumes, exclusive of PIN-based debit volume, for services primarily related to global brand management, global product enhancements, management of global system development and interoperability, and corporate support to the entire Visa enterprise. These fees ceased as a result of the reorganization as Visa U.S.A. and Visa International became subsidiaries of Visa Inc.

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

Investment income, net

Investment income, net represents returns on our fixed-income securities and other investments. Investment income also includes cash dividends received from other cost and equity method investments.

Other non-operating income

Other non-operating income relates to the change in fair value of the liability under the framework agreement with Visa Europe.

Visa Inc. Fiscal 2008 compared to Visa Inc. Pro Forma Results for Fiscal 2007

Operating Revenues

In fiscal 2008, operating revenues were $6.3 billion compared to $5.2 billion in fiscal 2007. The increase in operating revenues reflects an increase in payments volume, which increased 17%, as well as an increase in transactions processed, which increased by 13%. Revenue growth was also impacted by increases in the monetary value and the number of cross-border transactions. Current economic conditions have led to consolidation in the financial sector. Should the trend toward consolidation in the financial sector continue, this may have the effect of slowing our rate of revenue growth in the future, should one of our customers be acquired by a financial institution which is aligned with one of our competitors. Our rate of revenue growth may also be impacted by price compression should one of our financial institution customers absorb another financial institution and qualify for higher volume-based discounts on the combined volumes of the merged business. We expect that current turbulence in the financial and credit markets will moderate discretionary spending, and the rate of payments volume and transaction growth, in the near term.

The following table sets forth our actual and pro forma operating revenues earned in the U.S., throughout the rest of the world, and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services. See Note 4—Visa Europe to our consolidated financial statements included elsewhere in this report.

	Fiscal Year ended September 30,
	Visa Inc. 2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
U.S. operating revenues	$3,664	$3,312	$352	11%
Rest of world operating revenues	2,378	1,688	690	41%
EU fee operating revenues	221	193	28	15%

Total Operating Revenues	$6,263	$5,193	$1,070	21%

Operating revenues earned throughout the rest of the world for the twelve month periods ended September 30, 2008 and 2007 represented 38% and 33% of total operating revenues, respectively. Growth in operating revenues earned throughout the rest of the world accounted for 64% of the increase in total operating revenues for the twelve month periods. The increase in operating revenues throughout the rest of the world reflects the impact of pricing modifications made on various services during the second half of fiscal 2007 as those geographies transitioned to a business model seeking to increase profitability. While we believe that these pricing changes will generate ongoing benefits, we do not believe that this rate of revenue growth is representative of sustainable future revenue growth because it includes the impact of these pricing modifications. We expect future price increases to correlate more closely with innovations in our product line and improvements in our service model. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

A significant portion of the revenues we earn outside the United States result from cross-border business and leisure travel. Revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency. We expect that current worldwide turbulence in the financial and credit markets will moderate discretionary spending, and the rate of cross-border business and leisure travel, in the near term.

The following table sets forth the components of our actual and pro forma total operating revenues.

	Fiscal Year ended September 30,
	Visa Inc. 2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Service fees	$3,061	$2,582	$479	19%
Data processing fees	2,073	1,659	414	25%
International transaction fees	1,721	1,193	528	44%
Other revenues	569	473	96	20%
Volume and support incentives	(1,161)	(714)	(447)	63%

Total Operating Revenues	$6,263	$5,193	$1,070	21%

Service fees

Payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume, is the basis for service fees. Payments volume increased $388.3 billion, or 17%, to $2.7 trillion for the twelve months ended June 30, 2008, compared to the prior year comparable period. Growth in service fees outpaced the growth in underlying payments volume due primarily to new service fees introduced in April 2007 which superseded previously existing arrangements with issuers. The new fees increased service fee revenue by $131 million, or 5%, in fiscal 2008. As noted above, our rate of future revenue growth may be impacted by ongoing consolidation in the financial sector. We also expect that current turbulence in the financial and credit markets will moderate discretionary spending, and the rate of payments volume growth, in the near term.

Data processing fees

The increase in data processing fees reflects 13% growth in the number of transactions processed. We processed 37.0 billion transactions during fiscal 2008, compared to 32.8 billion in fiscal 2007. Growth in data processing fees outpaced the growth in underlying transaction volumes primarily due to new services and various pricing modifications both inside and outside the United States which collectively increased data processing fees by 7%. Certain of the data processing pricing modifications took place following the beginning of the third quarter of the prior fiscal year resulting in revenues which continued to grow at a faster rate than transactions. The pricing increases outside the United States reflect transition to a business model seeking to increase profitability. While we believe these pricing changes will generate ongoing benefits, we do not believe that the rate of growth in data processing fees is representative of sustainable future revenue growth because it includes the impacts of these changes in pricing. As noted above, our rate of future revenue growth may be impacted by ongoing consolidation in the financial sector. We also expect that current turbulence in the financial and credit markets will moderate discretionary spending, and the rate of payments volume and transaction growth, in the near term.

International transaction fees

The increase in international transaction fees was primarily driven by cross-border payments volume, which experienced double digit growth, reflecting more cross-border transactions and the continued expansion in the use of electronic payments for travel purposes. During fiscal 2008, growth in international transaction fees outpaced the increase in cross-border payments volume primarily due to modifications to pricing structures for certain international transactions in the United States in April 2008, as well as pricing increases outside the United States which took place in all geographical regions during the first half of fiscal 2007 as our businesses outside the United States transitioned to a business model seeking to increase profitability. While we believe the pricing modifications will generate ongoing benefits, we do not believe that the rate of growth in international transaction fees is representative of sustainable future revenue growth because it includes the impacts of these changes in pricing. Growth in international transaction fees also reflects the positive impact of the weak U.S. dollar throughout most of fiscal 2008. As noted above, we expect that current worldwide turbulence in the financial and credit markets will moderate discretionary spending, and the rate of cross-border business and leisure travel, in the near term. The impact of this trend on our revenues could be amplified should the current strengthening of the U.S. dollar continue.

Other revenues

The increase in other revenues was primarily driven by growth in fees related to the Visa Extras loyalty platform in which enrolled Visa cardholders earn reward points toward qualifying purchases. Visa earns revenues from its financial service institution customers for administrative and rewards fulfillment services performed in support of the Visa Extras platform. Visa Extras contributed to an increase in other revenue of 9%. Growth in other revenues was also impacted by increases in fines associated with our Cardholder Information Security Program for acquirers whose merchants have not yet met compliance standards.

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

•

We recorded downward adjustments of $81 million related to U.S. based volume and support incentives in fiscal 2007 compared to $15 million in fiscal 2008, resulting in a year-over-year increase of $66 million.

•

As anticipated, volume and support incentives increased during fiscal 2008 due to a non-recurring charge in the second fiscal quarter related to a customer agreement executed in the period, which increased volume and support incentives by $70 million.

•

As further anticipated, the accounting impact of volume and support incentives assumed upon the restructuring of certain issuer programs in fiscal 2007 increased volume and support incentives by $188 million.

Additional increases in volume and support incentives reflect the impact of new contracts and higher payments volumes and number of transactions processed. The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to contracts or new contracts.

The net liability of volume and support incentives changed as follows:

	Fiscal 2008	Fiscal 2007
	(in millions)	(in millions)
Beginning balance at October 1, net liability(1)	$(87)	$(274)
Provision
Current year provision	(1,167)	(805)
Performance adjustments(2)	15	81
Contractual amendments(3)	(9)	10

Subtotal volume and support incentives	(1,161)	(714)

Payments	1,378	901

Ending balance at September 30, net asset (liability)(4)	$130	$(87)

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives of Visa Inc. at October 1, 2007 and October 1, 2006 on a pro forma basis, respectively.
(2)	Amount represents adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.
(3)	Amount represents adjustments resulting from amendments to existing contractual terms.
(4)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented in the consolidated balance sheet of Visa Inc. at September 30, 2008 and September 30, 2007, respectively.

Operating Expenses

Operating expenses decreased 20% for fiscal 2008, compared to the prior year comparable period. The change primarily reflects decreases in the litigation provision and professional and consulting fees.

The following table sets forth the components of our actual and pro forma operating expenses.

	Fiscal Year ended September 30,
	Visa Inc. 2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Personnel	$1,199	$1,159	$40	3%
Network, EDP and communications	339	308	31	10%
Advertising, marketing and promotion	1,016	1,075	(59)	(5)%
Professional and consulting fees	438	552	(114)	(21)%
Depreciation and amortization	237	228	9	4%
Administrative and other	332	334	(2)	(1)%
Litigation provision	1,470	2,653	(1,183)	(45)%

Total Operating Expenses	$5,031	$6,309	$(1,278)	(20)%

Personnel

The increase in personnel expense for fiscal 2008 reflects the offsetting impacts of charges incurred with the reorganization and IPO and reduction of certain pension and incentive expenses.

Personnel expense increased due to the combined impacts of: (i) severance and other charges incurred during the period associated with workforce consolidation and elimination of overlapping functions; (ii) compensation expenses related to stock-based awards granted to employees in connection with our IPO and (iii) a pension settlement charge of $27 million related to early recognition of actuarial losses related to employee attrition during fiscal 2008. During fiscal 2008, we incurred $93 million in severance and other charges related to workforce consolidation, an increase of $80 million over similar charges recorded in the fourth quarter of the prior fiscal year. In connection with our IPO in March 2008, employees were granted stock-based awards and as a result, we recognized $74 million in compensation expense during fiscal 2008.

Charges incurred related to workforce consolidation and equity awards were offset by reductions in pension expense of $34 million due to conversion of our defined benefit pension plan to a cash-balance plan in fiscal 2008 and due to the absence of a special $53 million IPO incentive granted to employees in the fourth quarter of the prior fiscal year.

Due to the deterioration in market conditions and the resulting impact on the fair value of our pension plan assets upon remeasurement at September 30, 2008, we expect that our pension plan expense will increase in fiscal 2009. Also, we continue to evaluate various alternatives for achieving synergies in the global organization and expect to incur additional severance charges, which may be significant, in fiscal 2009.

Network, EDP and communications

The increase in network, EDP and communications expense during fiscal 2008 reflects a 6% increase in maintenance, equipment rental and other costs related to outsourcing certain development activities to remote locations compared to the prior year. Maintenance and equipment rental costs may continue to increase over time as we continue to evaluate outsourcing alternatives for certain support functions. The remainder of the increase primarily reflects an increase in fees for debit processing services related to processing transactions through non-Visa networks.

Advertising, marketing and promotion

The decrease in advertising, marketing and promotion expense in fiscal 2008 was primarily driven by the absence of certain joint promotional campaigns with financial institution customers from the fourth quarter of fiscal 2007 that did not recur during fiscal 2008. The absence of these joint promotional campaigns reduced advertising, marketing and promotion expense by $104 million. This decrease was offset by higher advertising and promotion spending in connection with the 2008 Beijing Summer Olympics coupled with increased promotional activity related to our Visa Extras reward program.

Professional and consulting fees

The reduction in professional fees during fiscal 2008 reflects the absence of consulting and legal fees incurred in the prior year in connection with our reorganization. During the first half of fiscal 2008, consulting and legal fees incurred to support the IPO in fiscal 2008 were offset against the net proceeds from our IPO, reducing professional and consulting fees by $24 million versus the prior year comparable period. During 2007, professional fees incurred to support the reorganization were expensed. The reduction in consulting and legal fees attributable to the absence of prior year reorganization expenses was $94 million. Additionally, legal fees decreased in fiscal 2008 reflecting settlement of the American Express litigation in fiscal 2007.

Litigation provision

The decrease in litigation provision primarily reflects (i) the absence of a $1.9 billion provision related to the settlement of outstanding litigation with American Express made in the fourth quarter of fiscal 2007, offset by (ii) an increase during the fourth fiscal quarter of fiscal 2008 of $1.1 billion to our litigation provision in connection with settlement of litigation with Discover Financial Services. Since both of these matters are covered by our Retrospective Responsibility Plan, responsibility for the settlement is allocated to our class B shareholders via an escrow account and other mechanisms previously established under the plan. The increase also reflects additional accruals made in fiscal 2008 under the provisions of SFAS 5, related to other covered litigation. See Note 23—Legal Matters and Note 5—Retrospective Responsibility Plan to our consolidated financial statements included elsewhere in this report.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for fiscal 2008 compared to our other income (expense) on a pro forma basis for fiscal 2007.

	Fiscal Year ended September 30,
	Visa Inc. 2008	Pro Forma 2007	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$1	$—	$1	NM
Interest expense	(143)	(96)	(47)	49%
Investment income, net	211	197	14	7%
Other	35	8	27	NM

Total Other Income (Expense)	$104	$109	$(5)	(5)%

Interest expense

The increase in interest expense in fiscal 2008 compared to the prior year comparable period was primarily due to interest accretion attributed to the American Express settlement. See Note 23—Legal Matters to our consolidated financial statements included elsewhere in this report.

Investment income, net

The increase in investment income, net during fiscal 2008 compared to the prior year comparable period was primarily due to interest earned of approximately $70 million on both the litigation escrow, and the portion of the IPO proceeds retained to redeem the shares of class C (series II) and class C (series III) common stock. See Note 4—Visa Europe and Note 5—Retrospective Responsibility Plan to our consolidated financial statements included elsewhere in this report. This increase was offset by net realized losses and other-than-temporary impairment of $68 million on investments and a money market fund. See Liquidity and Capital Resources, below, and Note 6— Investments and Note 7—Prepaid Expenses and Other Assets to our consolidated financial statements included elsewhere in this report. We expect that the level of interest income will decrease following the redemption of shares of class C (series II) and class C (series III) common stock which took place in October 2008.

Other non-operating income

Other non-operating income in fiscal 2008 reflects a change in the fair market value of our liability under the Framework Agreement with Visa Europe due to changes in the LIBOR interest rate. See Note 4—Visa Europe to our consolidated financial statements included elsewhere in this report.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rate increased to 40% during the year ended September 30, 2008 from the pro forma 15% during the year ended September 30, 2007. The increase in the effective tax rate is primarily due to tax reserves related to litigation, and the combined effect of the loss of the California special deduction after the IPO, the change in state tax apportionment and a one-time benefit attributable to the remeasurement of deferred taxes.

Included in accrued litigation on our consolidated balance sheet on September 30, 2008 is approximately $3 billion associated with the American Express settlement, the Discover litigation and other matters. For tax purposes, the deduction related to these matters is deferred until the payments are made and thus, as of September 30, 2008, we have a deferred tax asset of $857 million related to these payments, which is net of a reserve to reflect management’s best estimate of the amount of the benefit to be realized.

Prior to our IPO, the State of California, where we are headquartered, historically did not tax a substantial portion of our reported income on the basis that we operated on a cooperative or mutual basis and therefore were eligible for a special deduction. As a result of the IPO and consequent ownership by parties other than our financial institution customers, we are no longer eligible to claim the special deduction, resulting in a tax increase. The tax increase was partially offset by a tax decrease resulting from a change in our state tax apportionment. The change in state tax apportionment resulted in a $115 million one-time tax benefit due to the remeasurement of deferred taxes.

In July 2008, we settled with the California Franchise Tax Board with respect to certain audit issues from 1990 to 2003, which include the eligibility to claim certain items as special deductions, apportionment computation, and research and development credits. As a result of the settlement, unrecognized tax benefits decreased by $46 million, of which $30 million were disallowed and will not be recognized and $16 million were received in cash as a tax refund.

Visa Inc. Fiscal 2008 compared to Visa U.S.A. Fiscal 2007 and Fiscal 2006

The following discussion of results of operations compares Visa Inc. consolidated results for fiscal 2008, to Visa U.S.A. results for fiscal 2007 and fiscal 2006. Visa U.S.A. was deemed the accounting acquirer in the reorganization that took place on October 1, 2007, and therefore Visa U.S.A. results are considered the historical predecessor for those of Visa Inc.

Operating Revenues

The following table sets forth the components of our total operating revenues for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change
	Visa Inc. 2008	Visa U.S.A. 2007	Visa U.S.A. 2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
	(in millions, except percentages)
Service fees	$3,061	$1,945	$1,610	$1,116	$335	57%	21%
Data processing fees	2,073	1,416	1,248	657	168	46%	13%
International transaction fees	1,721	454	398	1,267	56	279%	14%
Other revenues	569	280	280	289	—	103%	—
Volume and support incentives	(1,161)	(505)	(588)	(656)	83	130%	(14)%

Total Operating Revenues	$6,263	$3,590	$2,948	$2,673	$642	74%	22%

Fiscal 2008 compared to Fiscal 2007

The increase in operating revenues during fiscal 2008 compared to fiscal 2007 primarily reflects the inclusion of $2.4 billion of operating revenues from other regions upon the reorganization on October 1, 2007, offset by the absence of data processing and other revenues previously earned from Visa International and Visa Canada.

Service fees

The increase in service fees during fiscal 2008, is primarily driven by the inclusion of service fees from acquired regions upon the reorganization on October 1, 2007, which represents an increase of $877 million, or 45%. The remainder of the increase primarily reflects U.S. payments volume growth of 11%. As noted above, our rate of future revenue growth may be impacted by ongoing consolidation in the financial sector. We also expect that current turbulence in the financial and credit markets will moderate discretionary spending, and the rate of payments volume growth, in the near term.

Data processing fees

The increase in data processing fees during fiscal 2008 is primarily due to the inclusion of data processing fees from acquired regions upon the reorganization on October 1, 2007, which represents an increase of $463 million, or 33%. The increase also reflects growth in transaction volumes in the United States, which increased by 12%. Competitive pricing increases primarily related to the Interlink Network also increased data processing fees by 4%.

These increases are offset by the absence of data processing revenues previously earned from Visa International regions and Visa Canada. Upon the reorganization, Visa U.S.A., Visa International and Visa Canada became direct or indirect subsidiaries of Visa Inc. and these fees are eliminated in consolidation. As noted above, our rate of future revenue growth may be impacted by ongoing consolidation in the financial sector. We also expect that current turbulence in the financial and credit markets will moderate discretionary spending, and the rate of payments volume and transaction growth, in the near term.

International transaction fees

The increase in international transaction fees during fiscal 2008 is primarily due to the inclusion of international transaction fees of acquired regions upon the reorganization on October 1, 2007, which represents an increase of $1.1 billion, or 233%. Further increases were due to double digit growth in cross-border payments volume reflecting more cross-border transactions and continued expansion in the use of electronic payments for travel purposes. In addition, growth in international transaction fees reflects modifications to pricing structures for certain international transactions in April 2008. As noted above, we expect that current worldwide turbulence in the financial and credit markets will moderate discretionary spending, and the rate of cross-border business and leisure travel, in the near term.

Other revenues

The increase in other revenues during fiscal 2008 reflects inclusion of other revenues from acquired regions upon the reorganization on October 1, 2007, which represents an increase of $217 million, or 78%. License fees and fees for other services provided under the framework agreement with Visa Europe, which became effective at the time of the reorganization, represented an increase of $176 million. Growth in other revenues also reflects increased fees related to the Visa Extras loyalty platform in which enrolled Visa cardholders earn reward points toward qualifying purchases. Visa earns revenues from its financial institution customers for administrative and rewards fulfillment services performed in support of the Visa Extras platform. Growth in other revenues was also impacted by increases in fines associated with our Cardholder Information Security Program for acquirers whose merchants have not yet met compliance standards. During fiscal 2008, these increases were offset by the absence of $160 million in project revenues previously earned for services provided to Visa International regions and Visa Canada in fiscal 2007.

Volume and support incentives

The inclusion of volume and support incentives from the acquired regions upon the reorganization on October 1, 2007 contributed to the increase in volume and support incentives by $236 million, or 47%.

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

•

We recorded downward adjustments of $81 million related to U.S. based volume and support in fiscal 2007 as compared to $15 million in fiscal 2008, resulting in a year-over-year increase of $66 million.

•

As anticipated, volume and support incentives increased during fiscal 2008 due to a non-recurring charge in the second fiscal quarter related to a customer agreement executed in the period, which increased volume and support incentives by $70 million.

•

As further anticipated, the accounting impact of volume and support incentives assumed upon the restructuring of certain issuer programs in fiscal 2007 increased volume and support incentives by $188 million.

•	Additional increases in volume and support incentives reflect the impact of new contracts and higher payments volumes and number of transactions processed.

The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to contracts or new contracts.

Fiscal 2007 compared to Fiscal 2006

The increase in operating revenues during fiscal 2007 compared to fiscal 2006 primarily reflects a 9% increase in payments volume (exclusive of PIN-based debit volume), and an 11% increase in transactions. Growth in operating revenues exceeded growth in payments and transactions volumes primarily due to newly introduced service fees. While we believe that these changes in fee structure will generate ongoing benefits, we do not believe that the rate of growth in operating revenues is representative of sustainable future revenue growth because it includes the impacts in fiscal 2007 of the new service fees.

Service fees

Payments volume on Visa-branded cards for goods and services in the preceding quarter, exclusive of PIN-based debit volume, is the basis for service fees. Payments volume increased $105 billion, or 9%, to $1.3 trillion in fiscal 2007. Service fees outpaced the growth in underlying payments volume due primarily to the April 2007 introduction of new service fees. The increase in service fees from these new fees was offset by the corresponding elimination of previously existing issuer fees used to support merchant acceptance and volume growth initiatives. The net impact of the new service fees and the elimination of the existing issuer fees resulted in an increase to service fees of $190 million, or 12%, in fiscal 2007 compared to fiscal 2006.

Data processing fees

The increase in data processing fees is primarily due to the growth in the number of transactions processed during fiscal 2007 compared to fiscal 2006. Data processing fees increased 13%, broadly consistent with the growth in underlying transactions processed. Incremental revenues during fiscal 2007 from the introduction of an updated fraud detection product and additional revenues from Visa U.S.A.’s debit processing services related to non-Visa network transactions offset the continued impact of higher volume-based discounts resulting from consolidation and transaction growth among customers. Of the total data processing fees, $122 million, or 9%, was collectively earned from Visa International, Visa Canada and Visa Europe in each of fiscal 2007 and fiscal 2006.

International transaction fees

The increase in international transaction fees was primarily driven by cross-border payments volume, which increased by 15%, during fiscal 2007, compared to fiscal 2006. The increase in international transaction fees was broadly in line with the growth in multi-currency payments volume, reflecting more cross-border transactions as overall global travel has increased.

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

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change
	Visa Inc. 2008	Visa U.S.A. 2007	Visa U.S.A. 2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
	(in millions, except percentages)
Personnel	$1,199	$721	$671	$478	$50	66%	7%
Network, EDP and communications	339	249	213	90	36	36%	17%
Advertising, marketing and promotion	1,016	581	474	435	107	75%	23%
Visa International fees	—	173	159	(173)	14	NM	9%
Professional and consulting fees	438	334	291	104	43	31%	15%
Depreciation and amortization	237	126	138	111	(12)	88%	(9)%
Administrative and other	332	202	249	130	(47)	64%	(19)%
Litigation provision	1,470	2,653	23	(1,183)	2,630	(45)%	NM

Total Operating Expenses	$5,031	$5,039	$2,218	$(8)	$2,821	—%	127%

Fiscal 2008 compared to Fiscal 2007

Operating expenses remained flat during fiscal 2008, compared to the prior year comparable period. The increase in our operating expenses due to inclusion of operating expenses attributed to the acquired regions of $1.3 billion was substantially offset by a decrease in litigation provision of $1.2 billion.

Personnel

The increase in personnel expense during fiscal 2008 over the prior year comparable period was primarily due to:

•	$376 million in personnel expense attributed to the acquired regions;

•	$93 million in severance charges related to workforce consolidation due to the elimination of overlapping functions directly connected to the reorganization; and

•	$74 million in stock based compensation expense reflecting stock-based incentives awarded to our employees in connection with our IPO.

These increases were offset by reductions in personnel and other incentive expense primarily due to changes in our defined benefit pension plan since the prior year comparable period and the absence of a special IPO incentive incurred during the fourth quarter of the prior fiscal year.

Due to the deterioration in market conditions and the resulting impact on the fair value of our pension plan assets upon remeasurement at September 30, 2008, we expect that our pension plan expense will increase in fiscal 2009. Also, we continue to evaluate various alternatives for achieving synergies in the global organization and expect to incur additional severance charges, which may be significant, in fiscal 2009.

Network, EDP and communications

The increase in network, EDP and communications expense during fiscal 2008 primarily reflects $71 million attributed to the acquired regions. The remainder of the increase reflects higher software maintenance and hardware rental expense following the outsourcing of certain development functions during fiscal 2007. Maintenance and equipment rental costs may continue to increase over time as we continue to evaluate outsourcing alternatives for certain support functions.

Advertising, marketing and promotion

The increase in advertising, marketing and promotion during fiscal 2008 primarily reflects $486 million in advertising, marketing and promotion expense attributed to the acquired regions and higher advertising and promotion spending in connection with the 2008 Beijing Summer Olympics coupled with increased promotional activity related to our Visa Extras reward program. These increases were offset by the absence of $67 million of costs incurred during fiscal 2007 to support certain joint promotional campaigns with financial institution customers which did not recur during fiscal 2008.

Visa International fees

Visa International fees ceased as a result of the reorganization, as Visa U.S.A. and Visa International both became direct subsidiaries of Visa Inc.

Professional and consulting fees

The increase in professional and consulting fees primarily reflects increases of $72 million attributed to the acquired regions during fiscal 2008.

Depreciation and amortization

The increase in depreciation and amortization primarily reflects increases of $118 million attributed to the acquired regions during fiscal 2008. Software amortization expense would be expected to increase over time as we are committed to maintaining and enhancing our networks as well as to developing new payment products.

Administrative and other

The increase in administrative and other expense during fiscal 2008, primarily reflects increases of $177 million, attributed to the acquired regions, offset by the absence of $63 million in facilities expense paid to the real estate joint ventures owned by Visa U.S.A. and Visa International, which were consolidated as part of Visa Inc. following the reorganization.

Litigation provision

The decrease in litigation provision primarily reflects (i) the absence of a $1.9 billion provision related to the settlement of outstanding litigation with American Express made in the fourth quarter of fiscal 2007, offset by (ii) an increase during the fourth fiscal quarter of fiscal 2008 of $1.1 billion to our litigation provision in connection with settlement of litigation with Discover Financial Services. Since both of these matters are covered by the Company’s Retrospective Responsibility Plan, responsibility for the settlement is allocated to the Company’s class B shareholders via an escrow account and other mechanisms previously established under the Plan. The increase also reflects additional accruals made in fiscal 2008 under the provisions of SFAS 5, related to the covered litigation. See Note 23—Legal Matters to our consolidated financial statements included elsewhere in this report.

Fiscal 2007 compared to Fiscal 2006

Total operating expenses increased by 127% to $5.0 billion in fiscal 2007 compared to $2.2 billion in fiscal 2006. The increase primarily reflects the $2.7 billion litigation provision recorded during the year, which represented 94% of that increase. Excluding the litigation provision, operating expenses increased $191 million, or 9%.

Personnel

Personnel expense increased 4% in fiscal 2007 due to a $26 million charge representing the first installment of a one-time special bonus program of $51 million associated with the establishment of Visa Inc. Half of the $51 million special bonus program vested during fiscal 2007. The other half is payable in stock or cash one year after the completion of the initial public offering if certain vesting requirements are met. The remaining increase of 3% reflects severance expense for certain executives, annual salary adjustments, which were broadly in line with economic price increases, offset by the impact of lower average headcount during fiscal 2007.

Network, EDP and communications

The increase in network, EDP and communications expense for fiscal 2007 was primarily due to the following:

•	a $29 million increase in fees paid for debit processing services for charges related to processing transactions through non-Visa networks; and

•	a $12 million increase in maintenance and equipment rental costs.

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

Professional and consulting fees

Professional and consulting fees increased in fiscal 2007 primarily due to the following:

•

a $23 million increase in contractors and outsourcing expense in connection with the outsourcing of certain data processing and development functions over the course of fiscal 2007, and additional contractors in connection with the support of other development and maintenance projects; and

•	a $19 million increase in legal fees incurred to support ongoing litigation matters.

Depreciation and amortization

The decrease in depreciation and amortization during fiscal 2007 primarily reflects the absence of a $13 million impairment charge for the net carrying value of an intangible asset associated with the patent and rights to market and distribute Mini Cards in the United States incurred during fiscal 2006.

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

Litigation provision

Litigation provision increased $2.6 billion reflecting a $1.9 billion provision related to settlement of outstanding litigation with American Express. Future payments under the settlement agreement were discounted at 4.72% over the payment term to determine the amount of the provision. The litigation provision also reflects management’s liability estimate under the guidelines of SFAS 5 related to the Discover litigation. The American Express and Discover litigations are covered by our Retrospective Responsibility Plan and we intend to fund any payment obligations with amounts in the escrow account, in accordance with our Retrospective Responsibility Plan. The remainder of the increase in litigation provision includes various litigation provisions for both settled and unsettled matters.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Fiscal Year ended September 30,			$Change		% Change
	Visa Inc. 2008	Visa U.S.A. 2007	Visa U.S.A. 2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$1	$40	$13	$(39)	$27	(98)%	208%
Interest expense	(143)	(81)	(89)	(62)	8	77%	(9)%
Investment income, net	211	103	68	108	35	105%	51%
Other	35	—	—	35	—	NM	NA

Total Other Income (Expense)	$104	$62	$(8)	$42	$70	68%	NM

Fiscal 2008 compared to Fiscal 2007

Equity in earnings of unconsolidated affiliates

The decrease in other non-operating income is primarily due to the absence of equity in earnings of Visa International which was acquired in the reorganization.

Interest expense

The increase in interest expense in fiscal 2008 compared to the prior year comparable period was primarily due to interest accretion attributed to the American Express settlement. See Note 23—Legal Matters to our consolidated financial statements included elsewhere in this report.

Investment income, net

The increase in investment income, net primarily reflects income attributed to the acquired regions, as well as interest income on a portion of the IPO proceeds to be used for redemption of the shares of class C (series II) and class C (series III) common stock and interest income on the litigation escrow account. See Note 4—Visa Europe and Note 5—Retrospective Responsibility Plan to our consolidated financial statements included elsewhere in this report. This increase was offset by realized losses and other-than-temporary impairment of $68 million on investments and a money market fund. See Liquidity and Capital Resources, below, and Note 6—Investments and Note 7—Prepaid Expenses and Other Assets to our consolidated financial statements included elsewhere in this report. We expect that the level of interest income will decrease following the redemption of the shares of class C (series II) and class C (series III) common stock which took place in October 2008.

Other non-operating income

Other non-operating income in fiscal 2008 reflects a change in the fair market value of our liability under the Framework Agreement with Visa Europe due to changes in the LIBOR interest rate. See Note 4—Visa Europe to our consolidated financial statements included elsewhere in this report.

Fiscal 2007 compared to Fiscal 2006

Other income was $62 million in fiscal 2007 compared to other expense of $8 million in fiscal 2006. The increase in other income primarily reflected an increase in Visa U.S.A.’s portion of equity earnings from Visa International as a result of an increase in net income for Visa International and an increase in interest income as the result of a shift in Visa U.S.A.’s investment portfolio from tax-exempt securities to higher yielding money market and auction rate securities.

Equity in earnings of unconsolidated affiliates

The increase in equity in earnings of unconsolidated affiliates in fiscal 2007 primarily reflected higher Visa International net income during fiscal 2007 compared to the prior fiscal year.

Interest expense

The decrease in interest expense in fiscal 2007 primarily reflected lower accretion expense on the declining litigation balance in the Retailers’ Litigation matter. See Note 23—Legal Matters to our consolidated financial statements included elsewhere in this report.

Investment income, net

The increase in investment income, net in fiscal 2007 primarily reflected an increase in interest income due to a shift in the Visa U.S.A.’s investment strategy from tax-exempt municipal bonds to higher yield fixed-income investment securities and to higher average investment balances during the year.

Income Taxes

Fiscal 2008 compared to Fiscal 2007

Visa Inc.’s effective tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective tax rate was 40% for the year ended September 30, 2008, compared to Visa U.S.A.’s 23% for the year ended September 30, 2007. The increase in the effective tax rate is primarily due to tax reserves related to litigation, and the combined effect of the loss of the California special deduction after the IPO, the change in state tax apportionment, and a one-time benefit attributable to the remeasurement of deferred taxes.

Fiscal 2007 compared to Fiscal 2006

The effective tax rate in fiscal 2007 of 23% represented a tax benefit while the effective rate of 35% for the prior year represented a tax expense. The 23% effective tax rate benefit in fiscal 2007 resulted from the loss before income tax realized for the year. This benefit was less than what would otherwise have been realized, primarily as a result of an adjustment to a reserve related to litigation.

The components impacting the effective tax rate are:

	Fiscal Year ended September 30,
	2007		2006
	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
(Loss) income before income taxes and minority interest	$(1,387)		$722
Minority interest	5		16

U.S. federal statutory tax	(485)	35%	253	35%
State tax effect, net of federal benefit	(11)	1%	(11)	(1)%
Reserve for tax uncertainties related to litigation	180	(13)%	—	—
Non-deductible expenses and other differences	2	—%	15	2%
Minority interest—not subject to tax	(2)	—%	(6)	(1)%

Income Tax (Benefit) Expense	$(316)	23%	$251	35%

Visa U.S.A.’s fiscal 2007 consolidated statement of operations reflected a litigation provision of $2.7 billion associated with its outstanding and settled litigation. This provision primarily reflected the amount required to settle the American Express litigation and management’s liability estimate under the guidelines of SFAS No. 5 related to the Discover litigation and other matters. For tax purposes, the deduction related to these matters will be deferred until the payments are made and thus we established a deferred tax asset of $778 million related to these payments, which is net of a reserve to reflect Visa U.S.A.’s best estimate of the amount of the benefit to be realized.

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

Our treasury policies provide management with the guidelines and authority to manage liquidity risk in a manner consistent with corporate objectives. The objectives of these treasury policies are to service the payments of principal and interest on outstanding debt, to provide adequate liquidity to cover operating expenditures and liquidity contingent scenarios, to ensure timely completion of payments settlement activities, to ensure payment of required litigation settlement payments and to optimize income earned within acceptable risk parameters.

Based on our cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for the next 12 months. Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

Consolidated Balance Sheet Data

The following table sets forth summarized balance sheet data for Visa Inc. at September 30, 2008 and at October 1, 2007, the date of the reorganization, and a historical balance sheet data for Visa U.S.A, deemed the accounting acquirer in the business combination, at September 30, 2007:

	September 30, 2008 (Visa Inc.)	October 1, 2007 (Visa Inc.)	September 30, 2007 (Visa U.S.A.)(1)
	(in millions)
Cash and cash equivalents	$4,979	$1,278	$275
Current portion of restricted cash—litigation escrow	1,298	—	—
Short-term investment securities, available-for-sale	355	842	747
Total current assets	11,174	4,701	2,507
Long-term restricted cash—litigation escrow	630	—	—
Long-term investment securities, available-for-sale	244	743	737
Current portion of long-term debt	51	84	41
Current portion of accrued litigation obligation	2,698	2,236	2,236
Total current liabilities	7,165	4,786	3,282
Long-term debt	55	40	—
Long-term portion of accrued litigation obligation	1,060	1,446	1,446
Total stockholders’ equity (deficit)	21,141	16,286	(501)
Working capital	4,009	(85)	(775)

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

Cash Flow Data

The following table summarizes cash flows from operating, investing and financing activities for fiscal 2008 and historical cash flows:

	Fiscal 2008	Fiscal 2007(1)	Fiscal 2006(1)
	(in millions)
Total cash provided by (used in):
Operating activities	$531	$505	$450
Investing activities	554	(463)	(278)
Financing activities	3,624	(37)	(37)
Effect of exchange rate changes on cash and cash equivalents	(5)	—	—

Increase in cash and cash equivalents	$4,704	$5	$135

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

Operating Activities

Fiscal 2008

Cash provided by operating activities for fiscal 2008 was $531 million. This amount was lower than income provided by operations primarily due to:

•	Use of cash of $92 million reflecting settlement transactions. The change in net settlement receivables and payables relates to timing differences, processed volume changes and exchange rate fluctuations. Given the proximity of the 2008 fiscal year end to a weekend, we carried a higher level of multi-currency transactions in our net settlement balances. This use of cash represents the net of the increases in settlement receivable and increases in settlement payable during fiscal 2008;

•	Use of cash reflecting annual compensation benefit payments, offset by accruals for current fiscal year compensation benefits, reflected as a reduction of $115 million in accrued compensation; and

•	Use of cash reflecting volume and support incentive payments of $1,378 million, off-set by amortization on volume and support incentives of $1,161 million, for a net use of cash of $217 million.

These uses of cash were offset by deferred taxes payable on income provided by operations, depreciation and amortization and other non-cash items, as well as changes in other operating assets and liabilities.

Fiscal 2007

Net cash provided by operating activities increased $55 million in fiscal 2007 compared to the prior year. The increase primarily reflected the absence of a substantial program payment in connection with Visa U.S.A.’s Visa Check card program in the prior year. The increase also reflects higher non-cash accruals for accrued compensation and benefits.

Investing Activities

Fiscal 2008

Cash provided by investing activities was $554 million for fiscal 2008. Cash flows from investing activities primarily reflect $1,002 million of cash acquired through the reorganization and net cash proceeds from the sales and maturities of investment securities of $949 million due to a shift in investments from debt securities to shorter-term cash equivalents. We also purchased property, equipment and technology of $415 million primarily related to the new data center under construction on the east coast, contributed $25 million to other investments and received distributions of $22 million from other investments. In addition, in September 2008, our $953 million investment in the Primary Reserve Fund was reclassified from cash equivalents to other current assets on the Company’s consolidated balance sheet. See further discussion under “Sources of Liquidity,” below, and Note 7—Prepaid Expenses and Other Assets to our consolidated financial statements included elsewhere in this report.

Fiscal 2007

The increase in net cash used in investing activities in fiscal 2007 is primarily driven by facilities and equipment purchases related to the new data center discussed above. In addition, investment securities purchasing activity, net of sales and maturities, was higher during fiscal 2007.

Financing Activities

Fiscal 2008

Cash provided by financing activities was $3,624 million for fiscal 2008. This amount includes IPO related activities as follows:

•	Source of cash reflecting proceeds from the issuance of class A common stock of $19.1 billion, net of issuance costs of $550 million;

•	Use of cash reflecting the partial redemption of class B and class C (series I) common stock of $13.4 billion; and

•

Use of cash reflecting the payment to the litigation escrow account of $3.0 billion for the covered litigation matters in accordance with the Retrospective Responsibility Plan. See Note 5—Retrospective Responsibility Plan to our consolidated financial statements included elsewhere in this report.

In addition, there was a source of cash of $1,085 million, reflecting funding of covered litigation payments from the litigation escrow account, offset by use of cash of $93 million and $22 million for dividend and routine debt payments, respectively.

Fiscal 2007

Net cash used in financing activities during fiscal 2007 primarily reflects scheduled quarterly payments on Visa U.S.A.’s series A senior secured notes due December 2007 and series B senior secured notes due December 2012.

We believe that our current level of cash and borrowing capacity under our credit facilities described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt or equity. Our current cash flow strategy is to provide timely settlement payments due from and due to issuing and acquiring customers, to pay off debt (including litigation settlements), to make planned capital investments in our business, to pay dividends and repurchase our shares at the discretion of the our board of directors, and to invest excess cash in securities that we believe are high-quality and marketable in the short term.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, a fixed income investment portfolio comprised primarily of highly rated debt instruments, cash flow from operating activities and access to various borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term available-for-sale investment securities, or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings, and return that these holdings provide.

At September 30, 2008, October 1, 2007 and September 30, 2007 our total liquid assets, consisting of cash, cash equivalents, short- and long-term available-for-sale investment securities, and our investment in the Reserve Primary Fund (“the fund”), discussed further below, included in prepaid and other current assets at September 30, 2008, were $6.5 billion, $2.9 billion and $1.8 billion, respectively.

We hold a variety of interest bearing auction rate securities, asset backed securities, money market funds, equity securities and cost and equity method investments. The recent uncertainties in the credit markets have affected a number of these holdings.

In September 2008, the fund (as defined above) was unable to honor our request for the full redemption of our investment totaling $983 million, and the fund was subsequently placed into liquidation. The fund announced that its per-share value would drop below $1.00 per share as a result of losses in certain of its holdings in debt securities of Lehman Brothers, who on September 15, 2008 filed for bankruptcy. The fund also announced that it would liquidate its assets and distribute funds to investors on a pro-rata basis in proportion to the number of shares held by each investor. We understand that the fund issuer and financial markets are working on a number of alternatives in order for shareholders to recover their investment.

The investment in the fund was originally recorded as a cash equivalent on our consolidated balance sheet. At September 30, 2008, we consider our shares in this fund to represent an equity investment for which a market price is not readily determinable. Therefore, the investment is accounted for under the cost method of accounting and classified as an other current asset on our consolidated balance sheet. Upon reclassification to other current assets, we recorded the investment at fair value with the resulting loss recorded as investment income, net. We estimated the fair value of this investment by discounting the fund’s underlying holdings of securities based upon an estimate of risk inherent to those holdings. Using this method, we recorded a write-down of approximately $30 million in our fourth fiscal quarter which was recorded in investment income, net on our consolidated statements of operations. This write-down reflects a per share price of approximately $0.97 at September 30, 2008. In October 2008, an estimated share price of $0.97 for the fund was reported by the fund manager. On October 31, 2008 we received an initial distribution of $499 million, or 52%, of the total $953 million investment recorded at September 30, 2008. Based upon the fund’s underlying holdings of securities, it is expected that we will receive the remaining liquidation proceeds over the next 12 months. However, it is not possible to predict the amount or timing of these distributions with certainty.

We expect that the balances we held in our other money market funds as of September 19, 2008 will be covered by the Temporary Guarantee Program for Money Market Funds announced by the United States Treasury on September 29, 2008.

The liquidity of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact liquidity include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, and ongoing strength and quality of credit markets. We will continue to review our portfolio in light of evolving market and economic conditions. However, if current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the liquidity of our investment portfolio may be impacted.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results. We have policies and procedures that limit the amount of credit exposure to any one financial institution or type of investment instrument.

A portion of the proceeds from our IPO are held in an escrow account for use in the payment of covered litigation matters. See Note 5—Retrospective Responsibility Plan to our consolidated financial statements included elsewhere in this report. The balance in this account at September 30, 2008 was $1,928 million and is reflected as restricted cash on our consolidated balance sheet ($1,298 million in current assets and $630 million in long-term assets). As these funds are restricted for use solely for the purpose of making payments related to covered litigation matters, we have not included them as part of our liquid assets. However, they should be viewed as a source of cash for purposes of making payments related to settlement of or judgment in covered litigation matters, as described below under “Uses of Liquidity.”

Revolving credit facilities. On February 15, 2008, we entered into a $3.0 billion five-year revolving credit facility with a syndicate of banks including affiliates of certain class B and class C stockholders and certain of our customers or affiliates of our customers. Loans under the five-year facility may be in the form of: (1) Base Rate Advance, which will bear interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% or the Bank of America prime rate; (2) Eurocurrency Advance, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus an applicable cost adjustment and an applicable margin of 0.11% to 0.30% based on our credit rating; or (3) U.S. Swing Loan, Euro Swing Loan, or Foreign Currency Swing Loan, which will bear interest at the rate equal to the applicable Swing Loan rate for that currency plus the same applicable margin plus additionally for Euro and Sterling loans, an applicable reserve requirement and cost adjustment. We also agreed to pay a facility fee on the aggregate commitment amount, whether used or unused, at a rate ranging from 0.04% to 0.10% and a utilization fee on loans at a rate ranging from 0.05% to 0.10% based on our credit rating. Currently, the applicable margin is 0.15%, the facility fee is 0.05% and the utilization fee is 0.05%. This facility contains certain covenants, including financial covenant requirements relating to a maximum level of debt to EBITDA and events of default customary for financings of this type. This facility expires on February 15, 2013. There have been no borrowings under this facility. At September 30, 2008, we were in compliance with all covenants with respect to this facility.

U.S. commercial paper programs. We maintain a $500 million U.S. commercial paper program, which provides for the issuance of unsecured debt with maturities up to 270 days from the date of issuance at interest rates generally extended to companies with comparable credit ratings. The commercial paper program is a source of short-term borrowed funds that may be used from time to time to cover short-term cash needs. At September 30, 2008, we had no obligations outstanding under this program. There are no financial covenants related to this program.

Medium-term note program. Visa International has established a medium-term note program authorizing the issuance of a maximum of $250 million of unsecured, private placement notes. The notes may be issued with maturities from nine months to 30 years at fixed or floating interest rates. At September 30, 2008, we had notes outstanding in an aggregate amount of $40 million, which mature in August 2009 and have a fixed interest rate of 7.53%. Interest expense on the outstanding notes for fiscal 2008 was approximately $3 million. There are no financial covenants related to this program.

Credit Ratings

At September 30, 2008, Standard and Poor’s and Moody’s rated our long-term and short-term unsecured debt as follows:

	Standard and Poor’s		Moody’s
Debt type	Rating	Outlook	Rating	Outlook
Long-term unsecured debt
Local	A+	Stable	A1	Stable
Foreign	A+	Stable	A1	Stable
Short-term unsecured debt	A-1	Stable	P-1	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the electronic payment industry, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

Uses of Liquidity

Payments settlement requirements. Payments settlement due from and due to issuing and acquiring customers represents our most consistent liquidity requirement, arising primarily from the payments settlement of certain credit and debit transactions and the timing of payments settlement between financial institution customers with settlement currencies other than the U.S. dollar. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain a liquidity position sufficient to enable uninterrupted daily net settlement. Typically, the highest seasonal liquidity demand is experienced in December and early January during the holiday shopping season. During fiscal 2008, we funded average daily net settlement receivable balances of $157 million, with the highest daily balance being $455 million.

Litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as covered litigation. We have a Retrospective Responsibility Plan to address settlements and judgments arising from covered litigation. As part of the plan, we deposited $3.0 billion of our IPO proceeds into an escrow account from which settlements of, or judgments in, covered litigation will be paid. The amount deposited in the escrow account caused the conversion ratio of class B shares to shares of class A common stock to decline. We may be directed by the litigation committee to conduct additional sales of class A common stock in order to increase the escrow amount, in which case the conversion rate of the class B common stock will be subject to an additional dilutive adjustment to the extent of the number of additional class A common shares sold. The litigation committee was established pursuant to a litigation management agreement among Visa Inc., Visa U.S.A., Visa International and the members of the litigation committee, all of whom are affiliated with, or act for, certain Visa U.S.A. members. The litigation committee may recommend or refer the cash payment portion of a proposed settlement of any covered litigation to the Visa Inc. board of directors.

It is our intention to take steps during the first quarter of fiscal 2009 to fund our escrow account with an additional approximate $1.1 billion. Under our Retrospective Responsibility Plan, our class B shareholders will bear the cost of funding the litigation escrow account via a further dilutive adjustment in the conversion ratio of their class B shares to shares of class A common stock, reducing the total number of diluted class A shares outstanding for purposes of calculating EPS. On November 14, 2008 we filed a definitive proxy with the Securities and Exchange Commission seeking to amend our charter to permit us to deposit operating cash directly into the litigation escrow account with a corresponding reduction in the conversion ratio applicable to our class B common shares. Funding the litigation escrow account in this manner would also effectively act as a share repurchase program in the amount of $1.1 billion. In the event that the proxy is not approved by our shareholders it is our intention to fund the litigation escrow with an additional approximate $1.1 billion through an underwritten public offering under the established terms of our Retrospective Responsibility Plan.

In March 2008, we recorded an additional litigation provision of $285 million related to the covered litigation as a charge against income. In the fourth quarter of fiscal 2008 we also recorded a provision of $1.1 billion related to the Discover litigation in connection with an agreement to settle pending litigation with Discover Financial Services. The determination to record both additional provisions was based on management’s present understanding of its litigation profile and the specifics of each case and takes into account the determination of the litigation committee.

Together with Visa U.S.A. and Visa International, we entered into an agreement with American Express that became effective on November 9, 2007 to settle litigation, American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al, that had been pending since 2004. The settlement ended all current litigation between American Express and Visa U.S.A. and Visa International, as well as the related litigation between American Express and five co-defendant banks. Under the settlement agreement, American Express will receive maximum payments of $2.25 billion, including up to $2.07 billion from us and $185 million from the five co-defendant banks. An initial payment of $1.13 billion was made in March 2008, including $945 million from us and $185 million from the five co-defendant banks. Beginning April 1, 2008, we are required to pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion, contingent on American Express meeting certain performance criteria. All payments related to this covered litigation settlement will be funded out of the litigation escrow account.

Judgments in and settlements of litigation, other than covered litigation, could give rise to future liquidity needs. For example, in connection with our retailers’ litigation settlement in fiscal 2003, we are required to make annual settlement payments of $200 million through fiscal 2012.

Redemption of class B and class C common stock. In March 2008, we redeemed 154,738,487 shares of class B common stock for $6,618 million and 159,657,751 shares of class C (series I) common stock for $6,828 million. Subsequent to our fiscal year end, on October 10, 2008, we completed the redemption of 79,748,857 shares of class C (series II) common stock and 35,263,585 shares of our class C (series III) common stock held by Visa Europe for $2,646 million, less dividends and certain other adjustments.

Dividends. On June 11, 2008, our board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) resulting in a payment of $93 million on August 29, 2008. On October 14, 2008 our board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-coverted basis). We expect to pay approximately $80 million in connection with this dividend in December 2008. See Note 16—Stockholders’ Equity and Redeemable Shares to our consolidated financial statements included elsewhere in this report for further information regarding the dividend declarations. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors, at an annual rate equal to $0.42 per share of class A common stock (representing an ongoing quarterly rate equal to $0.105 per share). Class B and class C common stock will share ratably on an as-converted basis in such future dividends.

Visa Europe put-call option agreement. We have granted Visa Europe a put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time after March 25, 2009. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to our common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. Upon exercise of the put option, we will be obligated, subject only to regulatory approvals and other limited conditions, to pay the purchase price within 285 days in cash or, at our option, with a combination of cash and shares of our publicly tradable common stock. The portion of the purchase price we will be able to pay in stock will initially be limited to 43.8% based upon the redemption of class C (series I) common stock and will be reduced to the extent of any further redemptions of, or exceptions made by the directors to the transfer restrictions applicable to, the class C (series I) common stock. We must pay the purchase price in cash if the settlement of the put option occurs after March 25, 2011.

We will incur a substantial financial obligation if Visa Europe exercises the put option, and we may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment, which would be due 285 days after exercise. At September 30, 2008, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at September 30, 2008, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The amount of that potential obligation could vary dramatically based on, among other things, the 12 month projected sustainable net operating income of Visa Europe, the allocation of cost synergies, the trading price of our class A common stock, and our 12-month forward price-to-earnings multiple, in each case, as determined at the time the put option is exercised. We are not currently able to estimate the amount of this obligation due to the nature and number of factors involved and the range of important assumptions that would be required. However, depending upon Visa Europe’s level of sustainable profitability and/or our 12-month forward price-to-earnings multiple at the time of any exercise of the option, the amount of this obligation could be several billion dollars or more. See Note 4—Visa Europe to our consolidated financial statements included elsewhere in this report.

Pension and other postretirement benefits. We sponsor various qualified and nonqualified defined benefit pension plans which generally provide benefits based on years of service, age and the employees’ final three to five years of earnings, as well as a postretirement benefit plan which provides postretirement medical benefits for retirees and dependents that meet minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under ERISA. Our postretirement plan is funded on a current basis. We typically fund our pension plan in September of each year. In September 2008 and 2007 we made contributions to our pension and postretirement plans of $190 million and $65 million, respectively. In fiscal 2009 we intend to fund our defined benefits pension plan and postretirement benefit plan by approximately $70 million.

Capital expenditures. We are building a new data center on the east coast of the United States at a current estimated cost of $390 million, of which we expect to capitalize approximately $335 million. In fiscal 2007, we completed the purchase of a parcel of land and commenced construction, which is expected to continue through fiscal 2009. Upon completion, we will migrate our current east coast data center to this new facility. The new data center is intended to support our technology objectives related to reliability, scalability, security and new product development. At September 30, 2008, we had incurred total costs of $264 million related to the new data center. We have remaining committed obligations of $70 million, which is expected to be paid in fiscal 2009. The remaining $56 million of uncommitted estimated costs is expected to be paid in fiscal 2009 and 2010. We will also continue to make ongoing investments in technology and our payments system infrastructure, some of which we treat as capital expenditures.

Other uses of liquidity. In addition to the principal uses of liquidity described above, we are also required to make interest and principal payments under our outstanding indebtedness. Our total outstanding principal balance of debt at September 30, 2008, net of unamortized issuance costs, was $106 million.

Certain charges directly connected to the reorganization will affect our results of operations in future periods. These charges, which may be significant, will include charges during fiscal 2009 related to workforce consolidation due to elimination of overlapping functions. We expect to fund these activities with existing liquid assets and projected operating cash flows.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of guarantees. Visa Inc. has no off-balance sheet debt, other than operating leases and purchase order commitments entered into in the ordinary course of business as discussed below and reflected in our contractual obligations table.

Guarantees

Our financial institution customers are responsible for settlement of transactions with other customers. However, under the bylaws of Visa U.S.A. and Visa International, and through separate membership agreements with the individual financial institution customers, these entities indemnify issuing and acquiring customers for settlement losses suffered by reason of the failure of any other issuing and acquiring customer to honor drafts, traveler’s cheques, or other instruments processed in accordance with their operating regulations. This indemnification is unlimited and is the result of the difference in timing between the date of a payment transaction and the date of subsequent settlement. To manage the settlement risk under this indemnification and the resulting risk to all financial institution customers, a formalized set of credit standards is used to review financial institution customers. To reduce potential losses related to settlement risk, Visa Inc. requires certain financial institution customers to post collateral that may include cash equivalents, securities, letters of credit or guarantees in order to ensure their performance of settlement obligations. Our estimated settlement exposure, after consideration of customer collateral obtained, amounted to approximately $34.8 billion at September 30, 2008. The exposure to settlement losses not covered by customer collateral is accounted for as a settlement risk guarantee. The fair value of the settlement risk guarantee is estimated and recorded in our consolidated balance sheet. See Note 13—Settlement Guarantee Management to our consolidated financial statements included elsewhere in this report. The fair value of the settlement risk guarantee was under $1 million at September 30, 2008.

In October 2001, Visa International entered into a 20-year lease agreement for premises in London to be occupied by the EU region and Visa CEMEA. On July 1, 2004, upon the incorporation of the EU region as VESI, a wholly owned subsidiary of Visa Europe, the entire lease was assigned to VESI with Visa International acting as a guarantor to the landlord as required by United Kingdom property law under the existing lease. In the event of a default by VESI, Visa International is obligated to make lease payments. The base rent commitment is £8 million each year or $14 million in U.S. dollars (based on the September 30, 2008 exchange rate). VESI has agreed to reimburse Visa International for any liabilities that may arise under Visa International’s guarantee to the landlord. Since the inception of this arrangement, Visa International has not made any payments under this guarantee. The estimated fair value of this guarantee was under $1 million at September 30, 2008.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements with financial institution and other customers under which we may agree to indemnify the customer for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments we have made related to these indemnification obligations have been immaterial.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on-and off-balance sheet transactions that represent a material expected or contractually committed future obligation at September 30, 2008. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances, proceeds from our IPO, and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase orders(1)	$666	$57	$2	$—	$725
Operating leases(2)	35	47	18	37	137
Equipment, software and other(2)	14	15	—	—	29
Volume and support incentives(3)	1,069	1,913	1,318	483	4,783
Marketing and sponsorships(4)	107	152	97	25	381
Litigation payments(5)	2,461	970	270	—	3,701
Redemption of class C (series II) common stock(6)	1,136	—	—	—	1,136
Redemption of class C (series III) common stock(6)	1,508	—	—	—	1,508
Debt(7)	52	24	21	11	108
Interest on debt(7)	7	7	3	1	18

Total	$7,055	$3,185	$1,729	$557	$12,526

(1)	Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased and fixed, minimum or variable price provisions, and the approximate timing of the transaction.
(2)	Visa Inc. leases certain premises such as its data centers, certain regional offices, equipment and software under non-cancelable operating leases with varying expiration dates.
(3)	Visa Inc. generally has non-cancelable agreements with financial institutions and merchants for various programs designed to build sales volume and increase payment product acceptance. These agreements, which range in term from one to 13 years, provide card issuance, marketing and program support based on specific performance requirements. Payments under these agreements will be offset by revenues earned from higher payments and transaction volumes in connection with these agreements. These amounts are estimates and could change based on customer performance.
(4)	Visa Inc. is a party to contractual sponsorship agreements ranging from less than one year to 8 years. These contracts are designed to help us increase Visa-branded cards and volumes. Over the life of these contracts, Visa is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa has an obligation to spend certain minimum amounts for advertising and marketing promotion over the contract terms.
(5)	Represents amounts due in accordance with settlement agreements in the Retailers’ Litigation, American Express, Discover and other litigation settlements.
(6)	In October 2008, we redeemed all of the class C (series II) common stock for an aggregate redemption price of $1.1 billion (subject to reduction for dividends and other adjustments) and we redeemed 35,263,585 shares of class C (series III) common stock for an aggregate redemption price of $1.5 billion. See Note 16—Stockholders’ Equity and Redeemable Shares.
(7)	Represents payments on medium-term notes, 2002 series B senior secured notes, 1994 and 1995 series B secured notes. See Note 11—Debt to our consolidated financial statements included elsewhere in this report.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. At September 30, 2008, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of state and foreign income taxes was $376 million. At September 30, 2008, we also accrued $5 million of interest and $1 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Also see Note 11—Debt, Note 20—Commitments and Contingencies, and Note 23—Legal Matters to our consolidated financial statements included elsewhere in this report.

Related Parties

During fiscal 2008, a significant portion of our operating revenues were generated from four customers with officers who also serve on our board of directors. Operating revenues from these customers were approximately $538 million, or 9%, of our operating revenues for fiscal 2008. No customer accounted for 10% or more of Visa Inc.’s total operating revenues during this period. The loss of any of these customers could adversely impact our operating revenues and operating income going forward. See Note 21—Related Parties to our consolidated financial statements included elsewhere in this report.

One of the Company’s directors, and the spouse of another of the Company’s directors, are also officers of entities that participated in (or are affiliated with an entity that participated in) our IPO as underwriters, and one of those entities is also one of our customers. As underwriters, each was offered and purchased 113 million shares of class A common stock at a price of $42.77 per share, a discount of $1.23 per share based on the IPO price of $44.00 per share. This price per share is the same as that paid by all underwriters in the IPO. Also as underwriters, each received total underwriter fees from us of $139 million in March 2008.

We are also a party to numerous agreements with Visa Europe, a holder of our class C common stock, which allow each entity to provide services to the other at negotiated fees, including the allocation of costs for office premises which are shared by us and Visa Europe. For fiscal 2008, total operating revenues and operating expenses related to Visa Europe totaled $221 million and $7 million, respectively. At September 30, 2008, Visa Europe owed us approximately $3 million in net accounts receivable. See Note 4—Visa Europe to our consolidated financial statements included elsewhere in this report.

Also see Item 13 “Certain Relationships and Related Transactions, and Director Independence” included elsewhere in this report.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 2—Summary of Significant Accounting Policies to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements and is included elsewhere in this report. We have established policies and control procedures to seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. The following is a brief description of our current accounting policies involving significant management judgments.

We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
Revenue Recognition—Volume and Support Incentives

We enter into incentive agreements with financial institution customers, merchants and other business partners to build payments volume and to increase product acceptance. Certain volume and support incentives are based on performance targets and are accrued based upon estimates of future performance. Other incentives are fixed payments and are deferred and amortized over the period of benefit.	Volume and support incentives require significant management estimates. Estimation of volume and support incentives relies on forecasts of payments volume, estimates of card issuance and conversion. Performance is estimated using customer reported information, transactional information accumulated from our systems, historical information and discussions with our customers.	If our customers’ actual performance or recoverable cash flows are not consistent with our estimates, volume and support incentives may be materially different than initially recorded. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable and is recorded as a reduction of revenue. For the year ended September 30, 2008 performance adjustments to volume and support agreements were approximately 0.2% of our operating revenues.

Fair Value—Visa Europe Put Option

We have granted Visa Europe a put option under which Visa Inc. is required to purchase all of the share capital of Visa Europe from its members at any time after March 25, 2009. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to our common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. We determined the fair value of the put option using probability weighted models designed to estimate our liability	The determination of the fair value of the put option requires significant estimates and assumptions. The most significant of these estimates are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the 12-month forward price-to-earnings multiple applicable to our common stock and that applicable to Visa Europe on a stand alone basis at the time of exercise, which we refer to as the P/E differential.	In the determination of the fair value of the put option at September 30, 2008, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise of 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the put option. An increase of one in the assumed P/E differential would have resulted in an increase of approximately $71 million in the value of the put option.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

assuming various possible exercise decisions that Visa Europe could make, including the possibility it will never exercise its option, under different economic conditions in the future. Using this approach, the estimated fair value is approximately $346 million at September 30, 2008 and is included in other liabilities on the Visa Inc. consolidated balance sheet at September 30, 2008.

While this amount represents the fair value of the put option at September 30, 2008, it does not represent the actual purchase price that we may be required to pay if the option was exercised, which would likely be significantly in excess of this amount.

Fair Value—Goodwill and Intangibles

The purchase method of accounting for business combinations and associated impairment assessment requires the use of significant estimates and assumptions. We are required to estimate the fair value and useful lives of assets acquired and liabilities assumed. We are required to assess assets acquired and goodwill for impairment subsequently.

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

Determining the expected life of an intangible asset requires

If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges. The carrying value of the goodwill and intangible assets was $21.1 billion, including $10.9 billion of indefinite-lived intangible assets at September 30, 2008.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions

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

Impairment testing for assets, other than goodwill, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets. Impairment testing for goodwill requires us to assign assets and liabilities to reporting units along with estimating future cash flows for those reporting units based on assumptions of future events.

Legal and Regulatory Matters

We are currently involved in various claims and legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time.

Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.

	We evaluate the likelihood of a potential loss from any claim or legal proceeding to which we or any of our subsidiaries is a party in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). We record a liability for claims and legal proceedings when a loss is considered probable and the amount can be reasonably estimated. In most cases, significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably	Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial condition and results of operations.

Critical Estimates	Assumptions and Judgment	Impact if Actual Results Differ from Assumptions
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

Income Taxes

In calculating our effective tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

We have various tax filing positions with regard to the timing and amount of deductions and credits, the establishment of reserves for audit matters and the allocation of income among various tax jurisdictions.

The adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” required us to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities, including our current and deferred tax benefits of $317 million and $857 million, respectively, associated with the settlement of the American Express litigation and the recognition of a liability under the guidelines of SFAS No. 5 related to the Discover litigation and other matters. See Note 23—Legal Matters to our consolidated financial statements included elsewhere in this report. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded, and we were unable to realize this benefit, it could have a material and adverse effect on our financial results and cash flows.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP No. FAS 157-2”), Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. We have evaluated the impact of adopting SFAS 157 on our financial assets and liabilities and do not believe that the standard will have a significant impact on our consolidated financial statements upon adoption on October 1, 2008. We are in the process of evaluating the impact, if any, on our consolidated financial statements of adopting FSP FAS 157-2 on our non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. Effective October 1, 2008, we elected the fair value option for certain investment securities which are held in connection with employee compensation plans. These securities will be reported as trading securities with changes in fair value recorded as other income (expense) on our consolidated statements of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, and that any retained noncontrolling equity investment in a deconsolidated former subsidiary be initially measured at fair value. SFAS 160 also requires entities to provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the treatment of acquisition related transaction costs, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact, if any, of adopting SFAS 141R on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact, if any, of adopting SFAS 161 on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting FSP FAS 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this statement is not expected to have an effect on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. We are currently evaluating the impact, if any, of adopting FSP EITF 03-6-1 on our results of operations and earnings per share.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Lastly, the FSP clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, as any reporting period (annual or quarterly interim) beginning after November 15, 2008. We are currently evaluating the impact, if any, of adopting this FSP on our consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss arising from changes in market factors. We believe we are exposed to four significant market risks that could affect our business including: changes in foreign currency rates, interest rates and equity prices. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. Aggregate risk exposures are monitored on an ongoing basis, and cash and cash equivalents are not considered to be subject to significant interest rate risk due to the short period of time to maturity.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine some of our investments are impaired, which could adversely impact our financial results. We have policies and procedures that limit the amount of credit exposure to any one financial institution or type of investment instrument.

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

These risks are managed by utilizing derivative foreign currency forward and option contracts, which we refer to as foreign currency contracts. Foreign currency contracts are primarily designated as hedges of operational cash flow exposures which result from changes in foreign currency exchange rates. At September 30, 2008, the currency underlying the foreign currency contracts consists of the British pound sterling. Prior to the reorganization, Visa U.S.A. did not engage in foreign currency hedges. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.

We are also subject to foreign currency exchange risk in daily settlement activities. This risk arises from the timing of rate setting for settlement with customers relative to the timing of market trades for balancing currency positions. The foreign currency exchange risk in settlement activities is limited through daily operating procedures, including the utilization of Visa settlement systems and our interaction with foreign exchange trading counterparties.

Interest Rate Risk

Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. These assets are included in cash equivalents, short-term available-for-sale investments and long-term available-for-sale investments. We do not consider investment securities which are classified as cash and cash equivalents to be subject to significant market risks from a fair value perspective, as amounts consist of liquid investments with original maturities of three months or less. Investments in fixed rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Because we have historically had the ability to hold investments until maturity, operating results or cash flows have not been, and are not expected to be, materially impacted by a sudden change in market interest rates.

The fair value balances of our fixed-rate investment securities at September 30, 2008 include:

	September 30,
	2008 Visa Inc.	2007 Visa U.S.A.
	(in millions, except percentages)
U.S. government-sponsored entities	391	1,274
Canadian government-sponsored entities	7	—
Tax-exempt municipal bonds	5	9

Total	$403	$1,283

Percentage of total assets	1%	29%

A hypothetical 100 basis point increase or decrease in interest rates would have impacted the fair value of our investment portfolio by approximately $6 million or $4 million, respectively, at September 30, 2008. A hypothetical 100 basis point increase or decrease in interest rates would have impacted the fair value of the Visa U.S.A.’s investment portfolio by approximately $7 million or $2 million, respectively, at September 30, 2007.

The fair value balances of our adjustable-rate debt securities were $103 million and $152 million at September 30, 2008 and 2007, respectively.

We have a credit facility to provide liquidity in the event of settlement failures by our customers and other operational needs. This credit facility has variable rates which are applied to borrowings based on terms and conditions set forth in the agreement. There was no amount outstanding at September 30, 2008 under the credit facility.

We have fixed rate debt which is subject to interest rate risk. A hypothetical 100 basis point increase or decrease in rates would have impacted the fair value of these notes by approximately $2 million at September 30, 2008.

Equity Price Risk

We own equity securities which are selected to offset obligations in connection with our long-term incentive and deferred compensation plans. Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations. Realized gains and losses or other-than-temporary impairments experienced on these equity investments are recorded in investment income, net on our consolidated statements of operations, and are offset by increases or reductions in personnel expense, respectively. The effect of a hypothetical 10% change in market value would have increased or decreased unrealized losses and personnel expense, respectively, by $9 million and $5 million for fiscal 2008 and fiscal 2007, respectively.

We have a liability related to the put-call option with Visa Europe which is recorded at fair market value at September 30, 2008. We are required to record any change in the fair value of the put option on a quarterly basis. In the determination of the fair value of the put option at September 30, 2008, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the put option. An increase of one in the assumed P/E differential would have resulted in an increase of approximately $71 million in the value of the put option.

Pension Plan Assets Risk

Our total defined benefit pension plan assets were $624 million and $604 million at September 30, 2008 and 2007, respectively. Although these assets are not included in our financial statements, a material adverse decline in the value of pension plan assets could result in increases to our pension liability and a reduction to stockholders’ equity due to an increase in the underfunded status of the plan, increases in pension expense due to a decline in the expected rate of return on plan assets, and increases in required funding. We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for fiscal 2009, which we expect to make in September 2009.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7—“Management’s Discussion and Analysis of Historical and Pro Forma Financial Condition and Results of Operations” of this report.

ITEM 8.	Financial Statements and Supplementary Data

VISA INC.

Report of Independent Registered Public Accounting Firm

[KPMG LLP letterhead]

The Board of Directors and Stockholders

Visa Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Visa Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year ended September 30, 2008, and the consolidated balance sheet of Visa U.S.A. Inc. and subsidiaries (Visa U.S.A) as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2007. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2008, and the results of its operations and its cash flows for the year ended September 30, 2008, and of Visa U.S.A. as of September 30, 2007, and the results of its operations and cash flows for each of the years in the two-years period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 2 and 3 to the consolidated financial statements, the consolidated balance sheet as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2007 are those of Visa U.S.A, the accounting acquirer in the reorganization.

/s/ KPMG LLP

San Francisco, California

November 17, 2008

VISA INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2007(1)
	(in millions, except share data)
Assets
Cash and cash equivalents	$4,979	$275
Restricted cash—litigation escrow	1,298	—
Investment securities, available-for-sale	355	747
Settlement receivable	1,131	10
Accounts receivable	342	245
Customer collateral	679	68
Current portion of volume and support incentives	256	96
Current portion of deferred tax assets	944	795
Prepaid expenses and other current assets	1,190	271

Total current assets	11,174	2,507
Restricted cash—litigation escrow	630	—
Investment securities, available-for-sale	244	737
Volume and support incentives	123	44
Investment in Visa International	—	227
Property, equipment and technology, net	1,080	313
Deferred tax assets	—	471
Other assets	634	91
Intangible assets	10,883	—
Goodwill	10,213	—

Total assets	$34,981	$4,390

Liabilities
Accounts payable	$159	$99
Settlement payable	1,095	50
Customer collateral	679	68
Accrued compensation and benefits	420	244
Volume and support incentives	249	188
Accrued liabilities	306	356
Current portion of long-term debt	51	41
Current portion of accrued litigation	2,698	2,236
Redeemable class C (series III) common stock, 35,263,585 shares outstanding at September 30, 2008	1,508	—

Total current liabilities	7,165	3,282
Long-term debt	55	—
Accrued litigation	1,060	1,446
Deferred tax liabilities	3,811	—
Other liabilities	613	125

Total liabilities	12,704	4,853

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2008	September 30, 2007(1)
	(in millions, except share and par value data)
Temporary Equity and Minority Interest
Class C (series II) common stock, $0.0001 par value, 218,582,801 shares authorized, 79,748,857 shares issued and outstanding at September 30, 2008, net of subscription receivable	$1,136	$—
Minority interest	—	38

Total temporary equity and minority interest	1,136	38

Commitments and contingencies—see Note 20
Stockholders’ Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622,245,209 shares authorized, 447,746,261 shares issued and outstanding	—	—
Class B common stock, $0.0001 par value, 622,245,209 shares authorized, 245,513,385 shares issued and outstanding	—	—
Class C (series I) common stock, $0.0001 par value, 813,582,801 shares authorized, 124,622,548 issued and 124,097,105 outstanding	—	—
Class C (series III) common stock, $0.0001 par value, 64,000,000 shares authorized and 26,949,616 shares issued and outstanding	—	—
Class C (series IV) common stock, $0.0001 par value, 1,000,000 shares authorized and 549,587 shares issued and outstanding	—	—
Additional paid-in capital	21,060	—
Class C (series I) treasury stock, 525,443 shares (Note 16)	(35)	—
Accumulated income (deficit)	186	(501)
Accumulated other comprehensive loss, net	(70)	—

Total stockholders’ equity and accumulated income (deficit)	21,141	(501)

Total liabilities, temporary equity and minority interest, and stockholders’ equity	$34,981	$4,390

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination. As Visa U.S.A. was a non-stock corporation, no stock was authorized, issued, or outstanding at September 30, 2007.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2008	2007(1)	2006(1)
	(in millions except per share data)
Operating Revenues
Service fees	$3,061	$1,945	$1,610
Data processing fees	2,073	1,416	1,248
International transaction fees	1,721	454	398
Other revenues	569	280	280
Volume and support incentives	(1,161)	(505)	(588)

Total operating revenues	6,263	3,590	2,948

Operating Expenses
Personnel	1,199	721	671
Network, EDP and communications	339	249	213
Advertising, marketing and promotion	1,016	581	474
Visa International fees	—	173	159
Professional and consulting fees	438	334	291
Depreciation and amortization	237	126	138
Administrative and other	332	202	249
Litigation provision	1,470	2,653	23

Total operating expenses	5,031	5,039	2,218

Operating income (loss)	1,232	(1,449)	730

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	1	40	13
Interest expense	(143)	(81)	(89)
Investment income, net	211	103	68
Other	35	—	—

Total other income (expense)	104	62	(8)

Income (loss) before income taxes and minority interest	1,336	(1,387)	722
Income tax expense (benefit)	532	(316)	251

Income (loss) before minority interest	804	(1,071)	471
Minority interest	—	(5)	(16)

Net income (loss)	$804	$(1,076)	$455

Basic net income per share (Note 17)(2)
Class A common stock	$0.96

Class B common stock	$0.85

Class C (series I) common stock	$0.96

Class C (series II) common stock	$0.79

Class C (series III and IV) common stock	$0.96

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Year Ended September 30,
	2008	2007(1)	2006(1)
	(in millions except per share data)
Basic weighted average shares outstanding (Note 17)(2)
Class A common stock	239

Class B common stock	333

Class C (series I) common stock	191

Class C (series II) common stock	56

Class C (series III and IV) common stock	44

Diluted net income per share (Note 17)(2)
Class A common stock	$0.96

Class B common stock	$0.85

Class C (series I) common stock	$0.96

Class C (series II) common stock	$0.79

Class C (series III and IV) common stock	$0.96

Diluted weighted average shares outstanding (Note 17)(2)
Class A common stock	769

Class B common stock	333

Class C (series I) common stock	191

Class C (series II) common stock	56

Class C (series III and IV) common stock	44

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.
(2)	For the years ended September 30, 2007 and 2006, Visa U.S.A. Inc. was a non-stock corporation and therefore there was no comparable metric for net income per share and no common stock outstanding.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Class A	Class B	Class C (series I)	Class C (series II)	Class C (series III and series IV)	Additional Paid in Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
	(in millions)
Balance as of September 30, 2005(1)	—	—	—	—	—	$—	$—	$129	$(3)	$126

Net income								455		455
Other comprehensive income, net of tax									2	2

Comprehensive income										457

Balance as of September 30, 2006(1)	—	—	—	—	—	$—	$—	$584	$(1)	$583

Net loss								(1,076)		(1,076)
Other comprehensive income, net of tax									3	3

Comprehensive loss										(1,073)
Adjustment to initially apply SFAS 158, net of tax								(9)	(2)	(11)

Balance as of September 30, 2007(1)	—	—	—	—	—		$—	$(501)	$—	$(501)

Tax adjustment as a result of adoption of FIN 48								8		8
Net income								804		804
Other comprehensive loss, net of tax									(70)	(70)

Comprehensive income										734
Issuance of class USA common stock		426				—				—
Issuance of class EU (series I) common stock					62	3,041				3,041
Issuance of class EU (series II) common stock				28		1,104				1,104
Issuance of class EU (series III) common stock					1	27				27
Issuance of class Canada common stock			22			1,077				1,077
Issuance of class AP common stock			119			5,822				5,822
Issuance of class LAC common stock			80			3,917				3,917
Issuance of class CEMEA common stock			37			1,797				1,797
Conversion of regional common stock in the true-up (Note 16):
Class USA converted to class B		(26)				—				—
Class EU (series I) converted to class C (series III)			—		—	—				—
Class EU (series II) converted to class C (series II)				—		—				—
Class EU (series III) converted to class C (series IV)					—	—				—
Class Canada converted to class C (series I)			—			(19)				(19)

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock
	Class A	Class B	Class C (series I)	Class C (series II)	Class C (series III and series IV)	Additional Paid in Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
	(in millions)
Class AP converted to class C (series I)			23			997				997
Class LAC converted to class C (series I)			6			251				251
Class CEMEA converted to class C (series I)			(2)			(79)				(79)
Issuance of class C (series II) common stock				52		—				—
Reclassification of common stock upon IPO:
Class C (series III) common stock to liabilities (Note 16)					(35)	(1,508)				(1,508)
Class C (series II) common stock to temporary equity (Note 16)				(80)		(1,104)		(21)		(1,125)
Proceeds from issuance of class A common stock, net of offering expenses of $586	447					19,064				19,064
Issuance of restricted share awards	1					—				—
Redemption of class B common stock		(155)				(6,618)				(6,618)
Redemption of class C (series I) common stock			(160)			(6,828)				(6,828)
Accretion of class C (series II) common stock (Note 16)								(19)		(19)
Share-based compensation (Note 18)						80				80
Cash dividend declared, at $0.105 per share
Class A common stock								(47)		(47)
Class B common stock								(18)		(18)
Class C (series I, III, IV) common stock								(20)		(20)
Class C (series II) common stock								(8)		(8)
Impact of cash dividend declaration on class C (series II) common stock (Note 16)								8		8
Special IPO dividends received from cost-method investees (Note 16)			(1)			39	(35)			4

Balance as of September 30, 2008	448	245	124	—	28	$21,060	$(35)	$186	$(70)	$21,141

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2008	2007(1)	2006(1)
	(in millions)
Net income (loss)	$804	$(1,076)	$455
Other comprehensive (loss) income, net of tax:
Investment securities, available-for-sale
Net unrealized (loss) gain	(27)	9	5
Income tax effect	11	(3)	(2)
Reclassification adjustment for net loss/(gain) realized in net income (loss)	25	(4)	(1)
Income tax effect	(10)	1	—
Defined benefit pension and postretirement plans	(104)	—	—
Income tax effect	40	—	—
Derivative instruments
Net unrealized gain	2	—	—
Income tax effect	(1)	—	—
Reclassification adjustment for net (gain) realized in net income	(2)	—	—
Income tax effect	1	—	—
Foreign currency translation loss	(5)	—	—

Other comprehensive (loss) income, net of tax	(70)	3	2

Comprehensive income (loss)	$734	$(1,073)	$457

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2008	2007(1)	2006(1)
	(in millions)
Operating Activities
Net income (loss)	$804	$(1,076)	$455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and technology	237	126	138
Amortization of intangibles, investments, debt issuance costs and accretion of member deposits	—	11	17
Share-based compensation (Note 18)	74	—	—
Fair value adjustment for liability under the framework agreement (Note 4)	(35)	—	—
Interest earned on litigation escrow, net of tax	(13)	—	—
Net recognized loss (gain) on investment securities, including other-than-temporary impairment	34	(4)	(1)
Asset impairment (Note 7)	34	—	13
Loss on disposal of property, equipment and technology	—	2	3
Minority interest	—	5	16
Amortization of volume and support incentives	1,161	489	580
Accrued litigation and accretion	1,601	2,913	114
Equity in earnings of unconsolidated affiliates	(1)	(40)	(13)
Deferred income taxes	(27)	(874)	32
Change in operating assets and liabilities:
Accounts receivable	(24)	(29)	(18)
Settlement receivable	(543)	32	(6)
Volume and support incentives	(1,378)	(507)	(405)
Other assets	(158)	(172)	(63)
Accounts payable	(10)	(20)	(9)
Settlement payable	451	(39)	25
Accrued compensation and benefits	(115)	65	21
Accrued and other liabilities	(33)	(3)	17
Accrued litigation	(1,525)	(231)	(323)
Member deposits	(3)	(143)	(143)

Net cash provided by operating activities	531	505	450

Investing Activities
Investment securities, available-for-sale:
Purchases	(1,509)	(3,070)	(3,784)
Proceeds from sales and maturities	2,458	2,769	3,608
Reclassification of money market investment (Note 7)	(983)	—	—
Cash acquired through reorganization	1,002	—	—
Contributions to joint ventures	—	(3)	—
Purchases of /contributions to other investments	(25)	—	—
Dividends/distributions from other investments	22	1	—
Purchases of property, equipment and technology	(415)	(160)	(102)
Proceeds from sale of property, equipment and technology	4	—	—

Net cash provided by (used in) investing activities	554	(463)	(278)

Financing Activities
Proceeds from short-term borrowing	2	—	—
Payments on short-term borrowing	(2)	—	—
Proceeds from sale of common stock, net of issuance costs of $550	19,100	—	—

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2008	2007(1)	2006(1)
	(in millions)
Funding of litigation escrow account—Retrospective Responsibility Plan	(3,000)	—	—
Payment from litigation escrow account—Retrospective Responsibility Plan	1,085	—	—
Funding of tax escrow account for income tax withheld on stock proceeds	(116)	—	—
Payment from tax escrow account	116	—	—
Payment for redemption of stock	(13,446)	—	—
Dividends paid	(93)	—	—
Principal payments on debt	(18)	(33)	(33)
Principal payments on capital lease obligations	(4)	(4)	(4)

Net cash provided by (used in) financing activities	3,624	(37)	(37)

Effect of exchange rate changes on cash and cash equivalents	(5)	—	—

Increase in cash and cash equivalents	4,704	5	135
Cash and cash equivalents at beginning of year	275	270	135

Cash and cash equivalents at end of year	$4,979	$275	$270

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$678	$413	$262
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$32	$6	$9
Interest payments on debt	$8	$4	$6
Common stock issued in reorganization	$17,935	—	—

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. Inc., deemed the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Initial Public Offering

In March 2008, the Company completed its initial public offering (the “IPO”), issuing 446,600,000 shares of class A common stock at an IPO price of $44 per share. The Company closed the transaction on March 25, 2008. The Company received $19.1 billion in net proceeds from the offering which reflects underwriting discounts and commissions of $1.23 per share. On March 28, 2008, the Company used $13.4 billion of the net proceeds to redeem 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock. Subsequent to the fiscal year-end, in October 2008, the Company used $1.5 billion of the proceeds for the required redemption of 35,263,585 shares of class C (series III) common stock and $1.1 billion of the proceeds to redeem all shares of class C (series II) common stock outstanding. See further discussion at Note 4—Visa Europe and Note 16—Stockholders’ Equity and Redeemable Shares. On March 31, 2008, as determined by the litigation committee and under the Retrospective Responsibility Plan, the Company deposited $3.0 billion of the net IPO proceeds into an escrow account from which settlements of, or judgments in, the covered litigation will be payable resulting in the reduction of the conversion ratio applicable to the remaining Class B common stock outstanding to 0.71 shares of Class A common stock to one share of class B common stock. See Note 5—Retrospective Responsibility Plan.

The Company has one operating and reportable segment, “Payment Services.” The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly all significant operating decisions are based on analysis of Visa Inc. as a single global business.

Note 2—Summary of Significant Accounting Policies

Basis of presentation—The accompanying audited consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America.

Consolidated balance sheet information at September 30, 2007 and consolidated income statement information for the year ended September 30, 2007 and 2006 is that of Visa U.S.A., the accounting acquirer in the reorganization, as further described in Note 3—The Reorganization and are also presented in accordance with accounting principles generally accepted in the United States of America.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Use of estimates—The preparation of the accompanying audited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include purchase consideration, valuation of goodwill and intangible assets, valuation of the Visa Europe put option, legal contingencies, guarantees and indemnifications, and assumptions used in the calculation of income taxes, retirement benefits and volume and support incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results could differ from these estimates.

Cash and cash equivalents—Cash and cash equivalents include cash and certain highly liquid investments with original maturities of ninety days or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

Restricted Cash—Litigation Escrow—In accordance with the Retrospective Responsibility Plan, shortly following the Company’s IPO, the Company deposited $3.0 billion of the proceeds from the offering into an escrow account from which settlements of, or judgments in, the covered litigation will be paid. See Note 5—Retrospective Responsibility Plan. The escrow funds are held in money market investments together with the income earned, less applicable taxes payable, and classified as restricted cash on the Company’s consolidated balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of payments expected to be made beyond one year from the balance sheet date for settled claims is classified as a non-current asset. Interest earned on escrow funds is included in investment income, net, on the Company’s consolidated statement of operations.

Investments—Investments in debt and marketable equity securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments with original maturities greater than ninety days and with stated maturities less than one year from the balance sheet date are considered current assets. Investments with stated maturities greater than one year from the balance sheet date are considered non-current assets.

The Company classifies its debt and marketable equity securities as available-for-sale to meet investment objectives such as liquidity management and to promote business and strategic objectives. These securities are recorded at cost at the time of purchase and are carried at fair value, based on

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

current market or broker quotations. Unrealized gains and losses are reported in accumulated other comprehensive income on the consolidated balance sheets. The carrying value of investments sold is determined using the specific identification method. The Company does not engage in trading activities.

The Company evaluates its investments for other-than-temporary impairment on an ongoing basis. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a new cost basis for the security which is equivalent to its fair value. In evaluating other-than- temporary impairment, the Company considers the length of time and extent to which fair value has been less than cost, the Company’s intent and ability to hold the investment until recovery, and other relevant factors such as management’s judgment about the issuer’s financial condition and the Company’s investment horizon.

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

The Company regularly reviews investments accounted for under the cost and equity methods for possible impairment. The Company estimates the fair value of these investments if there have been events or changes in circumstance that may have had a significant adverse effect on the fair value of these investments. The factors which the Company considers include, but are not limited to, a deterioration in the operating performance or business prospects of the investee, an issuance of equity securities by the investee which indicates a decline in the enterprise value of the investee, or indications that the investee will sell or liquidate its operations. The fair value estimate typically includes an analysis of the facts and circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

Settlement receivable and payable—The Company operates systems for clearing and settling customer payment transactions. Net settlements are generally cleared within one to two business

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

days, resulting in amounts due to and from financial institution customers. These settlement receivables and payables are stated at cost and are presented on a gross basis on the consolidated balance sheets.

Financial instruments—The Company considers cash and cash equivalents, short-term investments, long-term investments, accounts receivable, short-term debt, notes payable, settlement guarantees, the Visa Europe put option, and settlement receivable and payable to be financial instruments. Except as described in Note 11—Debt, and Note 7—Prepaid Expenses and Other Assets the estimated fair value of such instruments at September 30, 2008 and 2007 approximates their carrying values as reported on the Company’s consolidated balance sheets.

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

The estimated useful lives of the respective classes of assets are as follows:

Buildings	40 years
Building improvements	3 to 40 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term
Furniture, fixtures and equipment	2 to 7 years
Technology	2 to 7 years

Technology includes both purchased and internally developed software. Internally developed software represents software primarily utilized by the VisaNet electronic payment network. The costs of internally developed software are recorded in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, internal and external costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage, as defined, are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology’s estimated useful life.

Fully depreciated assets are retained in property, equipment, and technology, net, until removed from service. Costs for maintenance and repairs are charged to expense as incurred. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Intangible assets—The Company initially records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset based on the guidance in SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized on a straight-line basis. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events and circumstances indicate that impairment may exist.

Intangible assets consist of tradename, customer relationships and Visa Europe franchise right, all of which have an indefinite useful life.

The Company tests each category of intangible assets for impairment on an aggregate basis, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The Company evaluated its intangible assets for impairment as of July 1, 2008 and concluded there was no impairment as of that date. No recent events or circumstances indicate that impairment may exist.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination and is accounted for in accordance with SFAS No. 142. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or whenever events and circumstances indicate that impairment may exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, there is an indication that impairment may exist and the second step is performed in order to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company evaluated its goodwill for impairment as of July 1, 2008 and concluded there was no impairment as of that date. No recent events or circumstances indicate that impairment may exist.

Volume and support incentives—The Company enters into incentive agreements with financial institution customers, merchants, and other business partners designed to build payments volume and to increase product acceptance. The Company capitalizes certain incentive payments under these agreements related to signing or renewing long-term contracts in instances where the Company receives a performance commitment, from the customer, to generate a substantial portion of its credit or debit card payments volume on Visa branded products for an agreed upon period of time. Incentives are accrued based on management’s estimate of the customers’ performance according to the provisions in the related agreements. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate. Capitalized amounts are amortized and the Company’s

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

estimated obligations under these agreements are primarily charged as a reduction of operating revenue in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), over the period of benefit.

Accrued litigation—The Company evaluates the likelihood of an unfavorable outcome of legal or regulatory proceedings to which it is a party in accordance with SFAS No. 5, “Accounting for Contingencies.” These judgments are subjective based on the status of legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Litigation contingencies are reviewed on an ongoing basis to confirm that the appropriate liability has been recorded on the Company’s consolidated balance sheets. The actual outcomes of related legal proceedings may materially differ from the Company’s judgment.

The Company expenses legal costs as incurred. Accrued litigation associated with obligations to be paid over periods longer than one year is accounted for using the present value of actual and estimable future payment obligations, discounted at an estimated rate based on the Company’s credit rating and rates for sources of credit that could be used to finance the payment of such obligations with similar terms. After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense, which is included in interest expense on the statement of operations. The current portion of accrued litigation represents the value of payments to be made over the next year. See Note 23—Legal Matters.

Revenue Recognition—The Company’s revenue is comprised principally of service fees, data processing fees, international transaction fees and other revenues, reduced by costs incurred under volume and support incentives. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Service fees predominantly represent payments by customers with respect to their card programs carrying marks of the Visa brand. Service fees are based principally upon spending on Visa-branded cards for goods and services as reported on financial institution customers’ quarterly operating certificates. Current quarter service fees are assessed using a calculation of pricing applied to the prior quarter’s payments volume. Also included in service fees are acceptance fees which are designed to support ongoing acceptance and volume growth initiatives. These fees are recognized as revenue in the same period the related volume is transacted.

Data processing fees represent user fees for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among the Company’s customers globally and Visa Europe. These fees are recognized as revenue in the same period the related transactions occur or services are rendered. Data processing fees are primarily driven by the number, size and type of transaction processed.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

International transaction fees are assessed to customers on cardholder transactions where the cardholder’s issuer country is different from the merchant’s acquirer country. The fees from these cross-border transactions are recognized as revenue in the same period the related transactions occur or services are rendered.

Other revenues include fees earned from Visa Europe in connection with the Visa Europe Framework Agreement (see Note 4—Visa Europe), optional card enhancements, such as extended cardholder protection and concierge services, cardholder services and other services provided to customers. Other revenues are recognized in the same period the related transactions occur or services are rendered.

Advertising—The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Total advertising costs, included in advertising, marketing and promotion on the consolidated statements of operations, were $588 million, $344 million and $343 million for the years ended September 30, 2008, 2007 and 2006, respectively.

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

Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties in accordance with FIN 48. In connection with the adoption of FIN 48, on October 1, 2007, the Company elected to change its classification policy of interest expense and penalties related to uncertain tax positions and began accounting for such interest expense and penalties as interest expense and penalties in its statement of operations.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. Foreign taxes paid are generally deducted to reduce federal income taxes payable.

Pension and postretirement plans—The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

The plans are actuarially evaluated, incorporating the use of various assumptions. Critical assumptions for pension and other postretirement plans include the discount rate and the expected rate of return on plan assets (for qualified pension plans). Other assumptions involve demographic factors such as retirement, mortality, turnover and the rate of compensation increases. The Company evaluates assumptions annually and modifies the assumptions as appropriate.

The Company uses a discount rate to determine the present value of its future benefit obligations. The discount rate is based on matching the duration of a pool of high quality corporate bonds to the expected benefit payment stream.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience in excess of the 10% corridor (as defined in SFAS No. 87, Employers’ Accounting for Pensions), is recognized in the net periodic pension calculation over the expected average employee future service period, approximately 9 years for United States plans and approximately 14 years for United Kingdom plans. The gains and losses of certain smaller nonqualified pension plans are recognized immediately in the year in which they occur.

The Company recognizes the funded status of its benefit plans in its consolidated balance sheet as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company immediately recognizes a settlement loss for net actuarial losses when it makes substantial excess pension plan payments. For additional information about our pension plans, refer to Note 12—Pension, Postretirement and Other Benefits.

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

The functional currency in Canada is the Canadian dollar. Translation from the Canadian dollar to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Guarantees and indemnifications—The Company accounts for guarantees and indemnifications in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires that an obligation be recorded if estimable, regardless of the probability of occurrence. The Company indemnifies issuing and acquiring customers from settlement losses suffered by the failure of any other customer to honor drafts, travelers cheques, or other instruments processed in accordance with Visa’s operating regulations. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets and is described in Note 13—Settlement Guarantee Management. The Company also indemnifies Visa Europe for any claims arising out of the provision of services brought against Visa Europe by Visa Inc.’s customer financial institutions, as described in Note 20—Commitments and Contingencies.

Derivative financial instruments—The Company uses options and forward foreign exchange contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted operating revenues and expenses. Net recognized foreign currency assets and liabilities are economically hedged with forward foreign exchange contracts to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The Company accounts for its derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

Share-based compensation—The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised), Shared-Based Payments (“SFAS 123R”), and records share-based compensation expense using the fair value method of accounting. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. See Note 18—Share-based Compensation.

Net income per share—The Company calculates net income per share using the two-class method under the guidelines of SFAS No. 128, “Earnings Per Share” to reflect the different rights of each class and series of outstanding common stock. See Note 17—Net Income Per Share.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

November 15, 2007. The Company evaluated the impact of adopting SFAS 157 on its financial assets and liabilities and does not believe that the standard will have a significant impact on its consolidated financial statements upon adoption on October 1, 2008. The Company is in the process of evaluating the impact, if any, on its consolidated financial statements of adopting FSP FAS 157-2 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company has evaluated the impact of adopting SFAS 159 on its consolidated financial statements and upon adoption on October 1, 2008 will elect the fair value option for certain equity securities and report them as trading assets with changes in fair value recorded in other income (expense) on the consolidated statement of operations. See Note—6 Investments. The adoption of SFAS 159 is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the treatment of acquisition related transaction costs, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact, if any, of adopting SFAS 141R on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 142-3 on its consolidated financial statements.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

At the time of the reorganization, the allocation of the Company’s common stock to each of Visa AP, Visa LAC, Visa CEMEA, Visa Canada (collectively the “acquired regions”) and Visa U.S.A. (collectively “the participating regions”) was based on each entity’s expected relative contribution to the Company’s projected net income for fiscal 2008, after giving effect to negotiated adjustments. The allocation of the Company’s common stock and other consideration conveyed to Visa Europe in exchange for its membership interest in Visa International and its ownership interest in Inovant was determined based on the fair value of each element exchanged in the reorganization. To effect the reorganization and in exchange for the interests held in Visa U.S.A., Visa International, Visa Canada and Inovant, the Company authorized and issued to Visa Europe and the financial institution member groups of the participating regions the following shares of common stock (in whole numbers):

Regional Classes and Series of Common Stock	Shares Issued in the Reorganization
Class USA	426,390,481
Class EU (series I)	62,213,201
Class EU (series II)	27,904,464
Class EU (series III)	549,587
Class Canada	22,034,685
Class AP	119,100,481
Class LAC	80,137,915
Class CEMEA	36,749,698

775,080,512

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Purchase Consideration

Total purchase consideration of approximately $17.3 billion was exchanged in October 2007 for the acquired interests. The consideration was comprised of the following:

in millions
Visa Inc. common stock	$16,785
Visa Europe put option	346
Liability under framework agreement	132

Total purchase consideration issued at reorganization date	17,263

Visa Inc. shares issued as additional purchase consideration at the time of the True-up(1)	1,150

Total purchase consideration	$18,413

(1)	See description of the true-up of purchase consideration below.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

True-Up of Purchase Consideration

Under the terms of the reorganization, on March 17, 2008, each regional class and series of common stock was converted into class C common stock (except in the case of class USA common stock which was converted into class B common stock) resulting in a reallocation of ownership among the participating regions (the “true- up”). The conversion rate was based on each participating region’s relative under- or over-achievement of its net revenue targets during the four quarters ended December 31, 2007. The shares held by Visa Europe were not subject to the true-up.

As a result of the true-up, the ownership interest of the Visa U.S.A. member group in the Company was reduced by approximately 7%, with a corresponding increase in the collective ownership interest of the other stockholders in the form of 26 million additional shares of class C (series I) common stock received net in the conversion.

Under the guidelines of SFAS 141 the additional shares issued to these members were recorded as additional purchase consideration. These shares were recorded at the true-up date at their fair value of $44 per share resulting in the recognition of $1.2 billion of additional purchase consideration as an increase to goodwill and additional paid-in capital. The fair value of these shares was determined based on the price per share in the IPO. See Note 16—Stockholders’ Equity and Redeemable Shares.

Visa Inc. Common Stock Issued to Visa Europe

Visa Europe remained a separate entity owned and governed by its European member banks. Under the terms of the reorganization, Visa Europe exchanged its membership interest in Visa International and Inovant for a put-call option agreement, a framework agreement (as described below) and the following consideration:

•

An 8.1% ownership interest in the form of all outstanding class EU (series I) and class EU (series III) common stock. The class EU (series I) and class EU (series III) common stock participated equally and had the same rights as the class AP, class LAC, class CEMEA, and class Canada common stock, except that it did not participate in the true-up of purchase consideration. The Company determined the fair value of this common stock to be approximately $3.1 billion at the measurement date based on the value of the common stock issued to the acquired regions in exchange for their historical membership interest in Visa International and ownership interest in Visa Canada.

•

A 3.6% ownership interest in the form of all outstanding class EU (series II) common stock. All outstanding shares of class EU (series II) common stock were converted on a one-to-one basis for shares of class C (series II) common stock at the time of the true-up. All outstanding shares of class C (series II) common stock were redeemed by Visa Inc. on October 10, 2008 at a price of $1.146 billion adjusted for dividends paid and other adjustments. The Company determined the fair value of this common stock to be approximately $1.104 billion at the reorganization date by discounting the redemption price using a risk-free rate of 4.9% over the period to October 10, 2008. See Note 16—Stockholders’ Equity and Redeemable Shares and Note 4—Visa Europe for more information related to class C (series II) common stock and the October 2008 redemption.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Visa Europe Put-Call Option Agreement

Under the put-call option agreement between the Company and Visa Europe, the Company has granted Visa Europe a put option under which the Company is required to purchase from its members all of the share capital of Visa Europe. This option is exercisable beginning on March 25, 2009. The Company is required to repurchase the shares of Visa Europe no later than 285 days after exercise of the put option. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies the 12-month forward price-to-earnings multiple applicable to the Company’s common stock at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period. At the date of reorganization and at September 30, 2008, the fair value of the put option was approximately $346 million. Refer to Note 4—Visa Europe for more information related to the Visa Europe put-call option agreement.

Liability Under Framework Agreement

The relationship between the Company and Visa Europe subsequent to the reorganization is governed by the framework agreement, which provides for trademark and technology licenses and bilateral services.

Visa Inc., Visa U.S.A., Visa International and Inovant, as licensors, granted Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the licensors and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information technology and information processing services and participation in the Visa system. The Company determined that the base license fee (the “fee”), as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximated fair value. The Company made this determination through an analysis of the fee rates implied by the economics of the licenses. As more fully described in Note 4—Visa Europe, the base fee was reduced by an amount and for a period of time dependent on the timing and results of the IPO. At October 1, 2007, the Company calculated its liability to provide these licenses at below fair value to be approximately $132 million, based on the Company’s initial registration statement filing on November 9, 2007, an assumed offering closing date of March 31, 2008 and the applicable three-month London Interbank Offered Rate (“LIBOR”) rate at September 30, 2007 of 5.23%. See Note 4—Visa Europe for more information related to the liability under the framework agreement.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The following table summarizes the allocation of total purchase consideration to tangible and intangible assets acquired, liabilities assumed and goodwill at October 1, 2007:

in millions
Tangible assets and liabilities
Current assets	$1,733
Non-current assets	610
Property, equipment and technology, net	512
Current liabilities	(1,194)
Non-current liabilities	(4,351)
Pension and post-retirement benefits	(45)
Long-term debt	(30)
Intangible assets
Tradename	2,564
Customer relationships	6,799
Visa Europe franchise right	1,520
Goodwill	9,145

Net assets acquired	$17,263

The following table reflects activity related to goodwill from September 30, 2007 to September 30, 2008:

in millions
Balance at September 30, 2007	$—
Goodwill acquired at the reorganization date	9,145
Additional consideration paid by Visa U.S.A. in connection with the true-up of ownership among the participating regions	1,150
Deferred tax adjustments	(84)
Other	2

Balance at September 30, 2008	$10,213

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

Deferred tax adjustments impacting goodwill were primarily related to the release of the deferred tax liability for Visa U.S.A.’s historical equity ownership in Visa International, and adjustments in deferred taxes associated with the EU framework agreement and fair value of certain assets acquired in the reorganization.

The purchased intangibles and goodwill are not deductible for tax purposes. Substantially all of the identifiable intangible assets have an indefinite life and accordingly are not subject to amortization. The Company has determined that all goodwill is attributable to its single reportable segment.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Pro Forma Results of Operations

The following Visa Inc. pro forma results of operations for fiscal 2007 have been prepared to give effect to the reorganization described above assuming it occurred on October 1, 2006.

The pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these events actually occurred on October 1, 2006, nor do they intend to be a projection of future results of operations. The pro forma results of operations have been prepared by applying adjustments to the historical consolidated statements of operations of Visa U.S.A., Visa International and Visa Canada for fiscal 2007.

(in millions except share and per share data)	Fiscal 2007
Operating Revenues
Service fees	$2,582
Data processing fees	1,659
International transaction fees	1,193
Other revenues	473
Volume and support incentives	(714)

Total operating revenues	5,193

Operating Expenses
Personnel	1,159
Network, EDP and communications	308
Advertising, marketing and promotion	1,075
Professional and consulting fees	552
Depreciation and amortization	228
Administrative and other	334
Litigation provision	2,653

Total operating expenses	6,309

Operating loss	(1,116)

Other Income (Expense)
Interest expense	(96)
Investment income	197
Other	8

Total other income	109

Loss before income taxes	(1,007)
Income tax benefit	(146)

Net loss	$(861)

Basic and diluted net loss per share	$(1.11)

Shares used in basic and diluted net loss per share	775,080,512

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Upon the Company’s completion of its IPO and the consequent ownership by parties other than the Company’s financial institution customers, the Company is no longer eligible to claim the special deduction and is subject to California taxation as a traditional, for-profit business enterprise. Had ineligibility for the special deduction been reflected at October 1, 2006 in the pro forma condensed combined statements of operations, pro forma income tax benefit would decrease and pro forma net loss would increase by approximately $31 million for fiscal 2007. The Company’s tax provision for fiscal 2008 reflects the loss of the special deduction in March, 2008. See Note 22—Income Taxes.

Note 4—Visa Europe

As discussed in Note 1—Organization, Visa Europe remained a separate entity owned and governed by its European member banks after the reorganization. Under the terms of the reorganization, Visa Europe exchanged its ownership interest in Visa International and Inovant for the following consideration: (i) an 8.1% ownership interest in the form of class EU (series I) and class EU (series III) common stock; (ii) a 3.6% ownership interest in the form of class EU (series II) common stock; (iii) a put-call option agreement, and (iv) a framework agreement. See Note 3—The Reorganization.

Class EU (Series I and III) Common Stock and Class C (Series III and IV) Common Stock

At the date of reorganization, Visa Europe received an 8.1% ownership interest in Visa Inc. in the form of class EU (series I) and class EU (series III) common stock valued at $3.1 billion at the measurement date. Concurrent with the true-up of purchase consideration, on March 17, 2008, the EU (series I) and EU (series III) common stock was converted into class C (series III) and class C (series IV) common stock, respectively, on a one-to-one basis.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The Company redeemed all outstanding shares of class C (series II) common stock in October 2008 at its redemption price of $1.136 billion, which represents its stated redemption price of $1.146 billion reduced by the dividend declared in June 2008 and paid on these shares in August 2008 and the extinguishment of the subscription receivable.

Fair Value and Accretion of Class C (Series II) Common Stock

At the time of the reorganization in October 2007, the Company determined the fair value of the class C (series II) common stock to be approximately $1.104 billion. Prior to the IPO these shares were not redeemable. Completion of the Company’s IPO triggered the redemption feature of this stock. As a result, in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities,” in March 2008, the Company reclassified all outstanding shares of the class C (series II) common stock at its then fair value of $1.125 billion to temporary or mezzanine level equity on the Company’s consolidated balance sheet with a corresponding reduction in additional paid-in-capital of $1.104 billion and accumulated income of $21 million. Over the period from March 2008 to October 10, 2008, the date these shares were redeemed, the Company recorded accretion of this stock to its redemption price through accumulated income.

The following table reflects activity related to the class C (series II) common stock from October 1, 2007 to September 30, 2008:

Fiscal 2008
(in millions)
Balance at October 1 recorded in stockholders’ equity	$1,104
Re-measure of fair value at IPO date	21
Accretion recorded from IPO date to September 30, 2008(1)	19
Dividend declared(2)	(8)

Balance at September 30 in temporary equity	$1,136

(1)	Over the period from March 2008 to September 30, 2008, the Company recorded accretion of this stock to its redemption price through accumulated income.
(2)	In June 2008, the Company declared a dividend of $0.105 per share. The dividend paid to the class C (series II) common stock is treated as a reduction in temporary equity as it reduces the redemption value of the class C (series II) common stock. See Note 16—Stockholders’ Equity and Redeemable Shares for further information regarding the dividend declaration.

October 2008 Redemptions of class C (series II) and class C (series III) common stock

As noted above, on October 10, 2008, the Company redeemed all of the outstanding shares of class C (series II) common stock at its redemption price of $1.146 billion less dividends paid, or $1.136 billion.

Pursuant to the Company’s fourth amended and restated certificate of incorporation, 35,263,585 shares of class C (series III) common stock were required to be redeemed in October 2008 and therefore were classified as a current liability at September 30, 2008 on the Company’s consolidated balance sheet. On October 10, 2008, the Company used $1.508 billion of net proceeds from the IPO for the required redemption of 35,263,585 shares of class C (series III) common stock at a redemption

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

price of $42.77 per share. Following the October 2008 redemption, the remaining 27,499,203 shares of class C (series III) and class C (series IV) common stock outstanding automatically converted into shares of class C (series I) common stock on a one-to-one basis. See Note 16—Stockholders’ Equity and Redeemable Shares.

Visa Europe Put-Call Option Agreement

Visa Inc. and Visa Europe have entered into a put-call option agreement under which Visa Inc. granted Visa Europe a perpetual put option to require Visa Inc. to purchase from Visa Europe members all of the issued shares of capital stock of Visa Europe. The put option may be exercised by Visa Europe at any time after March 25, 2009. The Company is required to purchase the shares of Visa Europe no later than 285 days after exercise of the put option. In addition, Visa Europe granted to Visa Inc. a call option under which the Company will be entitled to purchase all of the share capital of Visa Europe. The Company may exercise the call option, subject to certain conditions, at any time following certain triggering events. At the date of reorganization on October 1, 2007 and at September 30, 2008, the fair value of the put option was approximately $346 million and is recorded within other liabilities on the Company’s consolidated balance sheet.

Fair Value of the Put and Call Options

The Company determined the fair value of the put option, approximately $346 million at September 30, 2008 and October 1, 2007, using probability-weighted models designed to estimate the Company’s liability assuming various possible exercise decisions that Visa Europe could make under different economic conditions in the future, including the possibility that Visa Europe will never exercise its option. This liability is carried at fair value in other liabilities on the Company’s consolidated balance sheet with changes in fair value included in the Company’s statement of operations similar to the treatment required by SFAS 133 and reclassified as a short-term liability when it becomes payable within a year. The key assumptions used in these models are dictated by the various elements of the put option strike price calculation and the Company’s estimation of the fair value of Visa Europe at the assumed date of exercise.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

The fee payable for these irrevocable and perpetual licenses is approximately $143 million per year, payable quarterly, which is referred to as the quarterly base fee, except for the year ended September 30, 2008 during which the fee payable was $41 million. The reduced payment for 2008 was calculated based on applying the three-month LIBOR rate plus 100 to 200 basis points to $1.146 billion and certain results of the IPO. Beginning November 9, 2010 the quarterly base fee will be increased annually based on the annual growth of the gross domestic product of the European Union.

The Company determined through an analysis of the fee rates implied by the economics of the agreement that the quarterly base fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximates fair value. As a result of the approximately $102 million reduction in payment for the year ended September 30, 2008, the trademark and technology license agreement represents a contract that is below fair value.

Calculation of Liability under the Framework Agreement

At October 1, 2007, the Company recorded a liability of approximately $132 million to reflect the Company’s estimated obligation to provide these licenses at below fair value. The application of the LIBOR rate in determining the reduced payment represents a variable interest element embedded within the framework agreement, which the Company has treated as an embedded derivative with changes in fair value reflected in Visa Inc.’s consolidated statement of operations under the guidelines of SFAS 133.

During the year ended September 30, 2008, the Company made adjustments to its liability under the framework agreement as follows:

Fiscal 2008
(in millions)
Balance at October 1	$132
Adjustments impacting Goodwill(1)	9
LIBOR rate adjustments(2)	(35)
License fees earned(3)	(102)

Balance at September 30(4)	$4

(1)	The Company made adjustments to the calculation of its liability of: (i) $2 million to reflect a minor adjustment to the calculation methodology; (ii) $5 million to update the liability to reflect actual IPO assumptions and (iii) $2 million to reflect the change of redemption date.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

(2)	Reduction due to adjustments to remeasure the fair value of the liability at the applicable LIBOR rate with an offset to other income (expense) in the consolidated statements of operations. The liability was remeasured at September 30, 2008 using a LIBOR rate of 4.05%.
(3)	Reduction of the liability to reflect license fees earned during the period, which were not received in cash, as a result of the first and second fee reduction components under the framework agreement.
(4)	Liability under the framework agreement is recorded in accrued liabilities on the consolidated balance sheet at September 30, 2008 and represents the remaining liability from October 1, 2008 until the redemption of class C (series II) and class C (series III) common shares on October 10, 2008.

Other Obligations under Trademark and Technology Licenses

Visa Europe must comply with certain agreed upon global rules governing the use and interoperability of the Visa trademarks and interoperability of Visa Inc.’s systems with the systems of Visa Europe. In addition, the parties will guarantee the obligations of their respective customers and members to settle transactions between such customers and members, service global customers, participate in certain global sponsorships, manage certain global programs, establish rules for servicing global merchants, ensure that their customers and members require acceptance of globally accepted cards, maintain adequate capital levels to support their ongoing business operations and establish and comply with rules relating to the operation of the Visa enterprise. The Company will indemnify Visa Europe for any claims arising from activities in the field of financial payment and processing services brought outside Visa Europe’s region and Visa Europe will indemnify Visa Inc. for any claims arising from activities in the field of financial payments and processing services brought within Visa Europe’s region. The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be nominal at September 30, 2008.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

In accordance with the escrow agreement, following the Company’s IPO, the Company deposited $3.0 billion of the proceeds of the offering in an escrow account from which settlements of, or judgments in, the covered litigation will be paid. As a result of this initial deposit, the conversion ratio applicable to the remaining class B common stock outstanding was reduced to approximately 0.71 shares of class A common stock for each share of class B common stock. The escrow funds are held in money market investments with the income earned, less the applicable taxes, classified as short term and long term restricted cash on the Company’s consolidated balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date for settled claims is classified as a non-current asset. The amount of the escrow was determined by the litigation committee. The litigation committee was established pursuant to a litigation management agreement among Visa Inc., Visa U.S.A., Visa International and the members of the litigation committee, all of whom are affiliated with, or act for, certain Visa U.S.A. members. The litigation committee: (i) determined the amount of the proceeds from the IPO to be deposited in the escrow account; (ii) may request the issuance of a follow-on offering of class A common stock to increase the size of the escrow account, subject to Visa Inc.’s right to delay the filing or effectiveness of a registration statement under certain circumstances; and (iii) may recommend or refer the cash payment portion of a proposed settlement of any covered litigation to the Visa Inc. board of directors.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

The following table sets forth the change in the escrow account during fiscal 2008:

Fiscal 2008
(in millions)
Balance at October 1	$—
IPO proceeds used to fund escrow	3,000
American Express settlement payments(1)	(1,085)
Interest earned, less applicable taxes	13

Balance at September 30	$1,928

(1)	See Note 23—Legal Matters for additional information about the American Express settlement.

The Company, at the request of the litigation committee, may conduct additional sales of class A common stock in order to increase the size of the escrow account, in which case the conversion rate of the class B common stock will be subject to additional dilutive adjustments to the extent of the proceeds from those sales. To the extent that amounts available under the escrow arrangement and agreements in the Retrospective Responsibility Plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

	Available-For-Sale (in millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2008:
Debt securities:
U.S. government-sponsored entities	$387	$4	$—	$391
Canadian government debt securities	7	—	—	7
Tax-exempt municipal bonds	5	—	—	5
Corporate debt securities	45	—	—	45
Other asset backed securities	23	—	—	23
Mortgage backed securities	23	—	(1)	22
Auction rate securities	13	—	—	13
Equity securities	93	—	—	93

Total	$596	$4	$(1)	$599
Less: current portion of available-for-sale securities				(355)

Long-term available-for-sale securities				$244

	Available-For-Sale (in millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2007:
Debt securities:
U.S. government-sponsored entities	$1,272	$2	$—	$1,274
Tax-exempt municipal bonds	9	—	—	9
Auction rate securities	152	—	—	152
Equity securities	45	4	—	49

Total	$1,478	$6	$—	$1,484
Less: current portion of available-for-sale securities				(747)

Long-term available-for-sale securities				$737

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The contractual maturity of available-for-sale debt securities regardless of their balance sheet classification is as follows:

	Amortized Cost	Fair Value
	(in millions)
September 30, 2008:
Due within one year	$263	$264
Due after 1 year through 5 years	177	180
Due after 5 years through 10 years	4	4
Due after 10 years	13	13
Debt securities with no single maturity date	46	45

Total	$503	$506

Equity securities primarily consist of mutual fund investments related to various employee compensation plans. For these plans, employees bear the risk of market fluctuations over the term of their participation in the compensation plan. Losses experienced on these equity investments are offset by reductions in personnel expense. During the fourth fiscal quarter, the Company evaluated the unrealized loss positions of 26 mutual fund investments in these various compensation plans. Due to sharp declines in the market values of these equity securities between the third and fourth fiscal quarters, the period of time that these equity securities have been in unrealized loss positions, and the prevalent uncertainty in the financial markets, the Company considered these investments to be other-than-temporarily impaired. As a result, the Company recognized other-than-temporary losses on these equity securities of $19 million during the fourth fiscal quarter. Effective October 1, 2008, the Company elected the fair value option under SFAS No. 159 and will report these equity securities as trading assets with changes in fair value recorded as other income (expense).

The Company also evaluated its investments in corporate debt, asset backed, and mortgage backed securities at September 30, 2008 for other-than-temporary impairment. Approximately $2 million of these securities were considered other-than-temporarily impaired based on the period of time these securities were in a loss position, the severity of the losses, and the overall uncertainty in the financial markets. The remaining investments were not considered other-than-temporarily impaired because the principal balances of these investments are expected to be repaid according to their original maturity schedules. The Company intends to hold these investments until their value is recovered and has the ability to do so given its current liquidity position.

During March 2008, the Company also recognized other-than-temporary impairment on auction rate securities of $7 million. The balance of auction rate securities at September 30, 2008 was $13 million.

Other Investments

At September 30, 2008, investments accounted for under the cost and equity methods totaled $592 million, of which $565 million were acquired in the reorganization from Visa International and were recorded at their fair value at the date of acquisition. An impairment analysis of investments accounted for under the cost and equity methods resulted in recognized losses of $2 million during the fourth fiscal quarter as the Company does not expect to recover its investment based on the investments’ near term prospects. At September 30, 2007, investments accounted for under the cost

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

and equity methods, excluding Visa U.S.A.’s investment in Visa International and Visa U.S.A.’s investments in real estate ventures owned jointly by itself and Visa International, totaled $4 million. Investments accounted for under the cost and equity methods are included in other assets on the consolidated balance sheets, except for Visa U.S.A.’s investment in Visa International, which is shown as a separate line on the September 30, 2007 consolidated balance sheet.

There were no other investments that realized significant losses during the fiscal year ended September 30, 2008 and at September 30, 2008, no other investments had been in a significant unrealized loss position for a period greater than one year.

The Company also evaluated the impact to investments in money market funds held based on the recent uncertainties in the credit markets. See Note 7—Prepaid Expenses and Other Assets for further discussion.

Note 7—Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2008	September 30, 2007
	(in millions)
Money market investment—Reserve Primary Fund	$953	$—
Non-trade receivable	15	205
Prepaid expenses and maintenance	91	40
Income tax receivable (See Note 22—Income Taxes)	90	—
Other	41	26

Total	$1,190	$271

Other non-current assets consisted of the following:

	September 30, 2008	September 30, 2007
	(in millions)
Other investments	$592	$4
Long-term prepaid expenses	29	41
Other	13	46

Total	$634	$91

The money market investment represents the estimated fair value of the Company’s investment in the Reserve Primary Fund (the “fund”) at September 30, 2008. In September 2008, the fund was unable to honor the Company’s request for the full redemption of its investment in the fund totaling $983 million and was subsequently placed into liquidation. The fund announced that its per-share value would drop below $1 as a result of losses in certain of its holdings of debt securities of Lehman Brothers, who on September 15, 2008 filed for bankruptcy.

The investment was originally recorded as a cash equivalent on the Company’s consolidated balance sheet. As of September 30, 2008, the Company considers its shares in this fund to represent an equity investment for which a market price is not readily determinable. Therefore, the investment is

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

accounted for under the cost method of accounting and classified as an other current asset on the Company’s consolidated balance sheet. Upon reclassification to other current assets, the Company recorded the investment at fair value with the resulting loss recorded as investment income, net. The Company estimated fair value by discounting the fund’s underlying holdings of securities based upon an estimate of risk inherent in those underlying investments. Using this method the Company recorded a write-down of approximately $30 million in its fourth fiscal quarter which was recorded in investment income, net on the consolidated statements of operations. This write-down reflects a per share price of $0.97 at September 30, 2008. On October 31, 2008, the Company received an initial distribution of $499 million or, 52%, of the fair value of the investment at September 30, 2008. Based upon the fund’s underlying holdings of securities, it is expected that the Company will receive remaining liquidation proceeds over the next twelve months. However, it is not possible to predict the amount or timing of these distributions with certainty.

The non-trade receivable balance at September 30, 2007, includes the $185 million receivable from the five co-defendant banks as part of the American Express settlement agreement (see Note 23—Legal Matters). The balance was received from the co-defendant banks, and paid to American Express in March of 2008.

The Company acquired a significant portion of its other investments portfolio from Visa International during the reorganization on October 1, 2007 (see Note 3—The Reorganization and Note 6—Investments). These investments include equity interests in privately-held companies for which the fair value is not readily determinable. Given the absence of observable indicators of fair value, the Company has determined that the fair value of these investments recorded on the reorganization date remains the best estimate of fair value at September 30, 2008.

Note 8—Property, Equipment and Technology

Property, equipment and technology, net consisted of the following:

	September 30, 2008	September 30, 2007
	(in millions)
Land	$71	$30
Buildings and building improvements	369	89
Furniture, equipment and leasehold improvements	519	370
Construction-in-progress	266	45
Technology	531	249

Total property, equipment and technology	1,756	783
Accumulated depreciation and amortization	(676)	(470)

Property, equipment and technology, net	$1,080	$313

Furniture, equipment and leasehold improvements include certain transportation assets acquired during the 12 months ended September 30, 2008, with an original cost of $56 million.

Construction-in-progress primarily reflects costs related to the ongoing construction of the Company’s east coast data center, which is expected to commence operations in fiscal 2009.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Technology consists of both purchased and internally developed software. Internally developed software represents software utilized by the VisaNet electronic payment network. At September 30, 2008, and September 30, 2007, accumulated amortization for technology was $304 million and $176 million, respectively.

At September 30, 2008, estimated future amortization expense on technology was as follows:

Fiscal	(in millions)
2009	$117
2010	98
2011	12
2012	—
2013	—

Total	$227

Depreciation and amortization expenses related to property, equipment and technology was $237 million and $126 million for the twelve months ended September 30, 2008 and 2007, respectively. Included in those amounts are amortization expense on technology of $129 million and $51 million for the twelve months ended September 30, 2008 and 2007, respectively.

Note 9—Intangible Assets

Intangible assets consisted of the following:

September 30, 2008
(in millions)
Customer relationships	$6,799
Tradename	2,564
Visa Europe franchise right	1,520

Total intangible assets	$10,883

Visa U.S.A had no intangible assets at September 30, 2007.

Intangible assets, all of which have an indefinite life, and were acquired from Visa International and Visa Canada in the reorganization include customer relationships, tradename, and the Visa Europe franchise right. Customer relationships represent the value of the Company’s relationships with its customers in Canada and the unincorporated regions of Visa International. Tradename represents the value of the Visa brand utilized in Canada and the unincorporated regions of Visa International. Visa Europe franchise right represents the value of the right to franchise the use of the Visa brand, use of Visa technology and access to the overall Visa network in the Visa Europe region.

There was no depreciation or impairment related to these intangible assets for the 12 months ended September 30, 2008, as these have been determined to be indefinite-lived intangible assets.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Note 10—Accrued and Other Liabilities

Accrued liabilities is comprised of the following:

	September 30, 2008	September 30, 2007
	(in millions)
Accrued operating expenses	$119	$61
Accrued marketing and product expenses	103	107
Deferred revenue	37	9
Accrued income taxes—(See Note 22—Income Taxes)	—	147
Other	47	32

Total	$306	$356

Other long-term liabilities is comprised of the following:

	September 30, 2008	September 30, 2007
	(in millions)
Visa Europe put option—(See Note 4—Visa Europe)	$346	—
Accrued income taxes—(See Note 22—Income Taxes)	122	—
Employee benefits	99	80
Other	46	45

Total	$613	$125

Note 11—Debt

The Company had outstanding debt as follows:

	September 30 , 2008	September 30, 2007
	(in millions)
4.64% Senior secured notes—Series A principal and interest payments payable quarterly, due December 2007	$—	$7
5.60% Senior secured notes—Series B principal and interest payments payable quarterly, due December 2012	29	36
7.53% Medium-term notes—interest payments payable semi-annually, due August 2009	40	—
8.28% Secured notes—Series B, principal and interest payments payable monthly, due September 2014	18	—
7.83% Secured notes—Series B, principal and interest payments payable monthly, due September 2015	21	—

Total principal amount of debt	$108	$43
Unamortized discount, debt issuance costs and other costs	(2)	(2)

Total debt	$106	$41
Less: current portion of long-term debt	(51)	(41)

Long-term debt	$55	$—

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The estimated fair value of the Company’s debt at September 30, 2008 and September 30, 2007 is $115 million and $42 million, respectively. The fair value of the debt is estimated based on credit ratings for similar notes.

2002 Senior Secured Notes

In December 2002, Visa U.S.A. issued $200 million in series A and B senior secured notes with maturity dates of five and ten years. The notes are collateralized by the Company’s Colorado facility, which consists of two data centers and an office building, in addition to processing assets and developed software. These assets are included in property, equipment, and technology, net and have a net carrying value of $131 million and $132 million at September 30, 2008 and September 30, 2007, respectively. The series A senior secured notes were fully paid in December 2007.

As a result of the American Express settlement described in Note 23—Legal Matters, Visa U.S.A. was in default of certain financial performance covenants on its series B senior secured notes and the debt was classified as a current liability at September 30, 2007. In May 2008, Visa U.S.A. and Visa Inc. executed an Amended and Restated Note Purchase Agreement curing the default in connection with the series B senior secured notes. The remaining obligation under the notes was guaranteed by Visa Inc. and previous financial covenants were eliminated. The notes continue to bear interest at 5.60% per annum. The interest rate will be adjusted upward if the long-term senior unsecured debt rating of Visa Inc. falls below certain stipulated levels.

Medium-term Notes

Visa International established a medium-term note program in 1992 to offer up to $250 million of unsecured private placement notes. The notes may be issued with maturities from nine months to thirty years at fixed or floating interest rates. In September 2008, Visa Inc. and Visa International executed a First Amendment to Issuing and Paying Agent Agreement (“First Amendment”) that guarantees the remaining obligations under the agreement by Visa Inc. The interest terms remained unchanged.

Secured Notes Series B -1994 Lease Agreement

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

As a result of the American Express settlement, described in Note 23—Legal Matters, the partnership was in default of certain performance covenants under the terms of the 1994 Lease Agreement, and the related debt was classified as a current liability at September 30, 2007. In May 2008, Visa Inc., Visa U.S.A. and Visa International executed an Amendment and Waiver to the 1994 Lease Agreement (“Amended 1994 Lease Agreement”) curing the default. The remaining obligations under the Amended 1994 Lease Agreement are guaranteed by Visa Inc., and continue to bear interest at 8.28% per annum. The interest rate will be adjusted upward if the long-term senior unsecured debt rating of Visa Inc. falls below certain stipulated levels.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Secured Notes Series B-1995 Lease Agreement

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

The settlement entered into in connection with Visa Check/ Master Money Antitrust litigation had triggered an event of default under the 1995 Lease Agreement. Accordingly, the related debt was classified as a current liability at September 30, 2007. In May 2008, Visa Inc., Visa U.S.A. and Visa International executed an Amendment and Waiver to the 1995 Lease Agreement (“Amended 1995 Lease Agreement”), curing the default and including a guarantee of remaining obligations under the agreement by Visa Inc. The interest terms remained unchanged.

Future Principal Payments

Future principal payments on the Company’s outstanding debt are as follows:

Fiscal	( in millions)
2009	52
2010	12
2011	12
2012	13
2013	8
Thereafter	11

Total	$108

U.S. Commercial Paper Program

Visa International maintains a U.S. commercial paper program to support its working capital requirements and for general corporate purposes. This program allows the Company to issue up to $500 million of unsecured debt securities, with maturities up to 270 days from the date of issuance and at interest rates generally extended to companies with comparable credit ratings. At September 30, 2008, the Company had no outstanding obligations under this program.

Revolving Credit Facilities

On February 15, 2008, Visa Inc. entered into a $3.0 billion five-year revolving credit facility (the “February 2008 agreement”) which replaced Visa International’s $2.25 billion credit facility. The February 2008 agreement matures on February 15, 2013 and contains covenants and events of defaults customary for facilities of this type. At September 30, 2008, the Company is in compliance with all covenants with respect to the revolving credit facility.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The participating lenders in this revolving credit facility include affiliates of certain holders of the Company’s class B and class C common stock, and certain of the Company’s customers or affiliates of its customers. This revolving credit facility is maintained to provide liquidity in the event of settlement failures by its customers, to back up the commercial paper program and for general corporate purposes.

Loans under the five-year facility may be in the form of: (1) Base Rate Advance, which will bear interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% or the Bank of America prime rate; (2) Eurocurrency Advance, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus an applicable cost adjustment and an applicable margin of 0.11% to 0.30% based on our credit rating; or (3) U.S. Swing Loan, Euro Swing Loan, or Foreign Currency Swing Loan, which will bear interest at the rate equal to the applicable Swing Loan rate for that currency plus the same applicable margin plus additionally for Euro and Sterling loans, an applicable reserve requirement and cost adjustment. The Company also agrees to pay a facility fee on the aggregate commitment amount, whether used or unused, at a rate ranging from 0.04% to 0.10% and a utilization fee on loans at a rate ranging from 0.05% to 0.10% based on the Company’s credit rating. Currently, the applicable margin is 0.15%, the facility fee is 0.05% and the utilization fee is 0.05%.

There are no borrowings under the revolving credit facility at September 30, 2008.

Note 12—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and postretirement benefit plans which provide for retirement and medical benefits for substantially all employees residing in the United States. Prior to the reorganization, these plans were sponsored collectively by Visa U.S.A. and Visa International as one multiple employer plan. These plans are now sponsored by Visa, Inc. as a single employer plan.

Defined Benefit Pension Plan

The defined benefit pension plan benefits are based on years of service, age and the employee’s highest average of any three consecutive years during the final five years of earnings; and for employees hired after September 30, 2002, the employee’s final five years of earnings. Pension plan expense is accrued as actuarially determined under the Projected Unit Credit Method. The funding policy is to contribute annually no less than the minimum required contribution under ERISA. The pension plan assets are invested in pooled and mutual funds.

Pension Plan Amendments

In August 2007, the Company approved changes to the pension plan and began transitioning from a traditional final average pay formula to a cash balance benefits formula for determining pension benefits, effective January 1, 2008. The cash balance formula will provide contributions at a rate of 6% of eligible compensation. The plan amendment reduced the total pension plan benefit obligation at September 30, 2007 by $124 million.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Effective October 1, 2008, the pension plans were amended to provide death benefits of 100% of the value of the accrued benefit to a participant’s beneficiary or estate. Prior to this amendment, the plans provided a 50% death benefit only to a participant’s spouse. This change resulted in an increase in the pension plan benefit obligation at September 30, 2008 of approximately $4 million.

Postretirement Benefits Plan

The postretirement benefit plan provides medical benefits for retirees and dependents who meet minimum age and service requirements. Benefits are provided from retirement date until age sixty-five. Retirees must contribute on a monthly basis for the same coverage that is generally available to active employees and their dependents. The Company’s contributions are funded on a current basis.

Postretirement Plan Amendment and Curtailment

In August 2008, the Company amended its postretirement benefits plan to discontinue the employer subsidy for all participants not yet retirement eligible at December 31, 2008. This change caused a reduction in APBO of approximately $26 million. In connection with this amendment and curtailment of benefits, the Company recorded a curtailment gain of $2 million in its fiscal 2008 consolidated statements of operations.

Effect of the Reorganization

As a result of the reorganization, described in Note 3-The Reorganization, purchase accounting entries were made eliminating amounts previously held by Visa International and Inovant in accumulated other comprehensive income as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Actuarial (gain)/loss	$43	$6
Prior service (credit)/cost	(43)	(4)

Total	$—	$2

Adoption of New Accounting Standard

At September 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)), which requires companies to recognize an asset or liability for the overfunded or underfunded status of their defined benefit pension and other postretirement benefit plans on their balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, SFAS 158 requires that the measurement date, the date at which benefit obligations and plan assets are measured, be the company’s fiscal year end.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The Company adopted the measurement date provisions of SFAS 158 at October 1, 2006, using the 15-month approach. Under this approach, Visa U.S.A. recorded an additional 3 months of net periodic benefit cost covering the period between the previous measurement date of June 30, 2006 and September 30, 2006. The benefit expense of $9 million, net of tax, was recorded as a reduction to beginning accumulated net loss at October 1, 2006.

Obligations and Funded Status

The following tables provide an aggregate reconciliation of the benefit obligations, plan assets, funded status and amounts recognized in Visa Inc.’s consolidated financial statements in fiscal 2008, and Visa U.S.A.’s and Visa International’s collective financial statements in fiscal 2007, related to the qualified retirement plan and the non-qualified retirement plan (which primarily covers key executives), as well as those of the postretirement plan.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Change in Projected Benefit Obligation/Accumulated Postretirement Benefit Obligation:
Benefit obligation-beginning of year	$634	$660	$77	$74
Service cost	50	62	5	5
Interest cost	40	43	5	5
Plan amendments	4	(124)	(26)	—
Actuarial (gain)/loss	16	29	(7)	(5)
Settlements	21	—	—	—
Benefit payments	(98)	(48)	(4)	(4)
Effect of change in measurement date	—	12	—	2

Benefit obligation-end of year	$667	$634	$50	$77

Accumulated benefit obligation	$634	$572	NA	NA

Change in Plan Assets:
Fair value of plan assets-beginning of year	$604	$515	$—	$—
Actual return on plan assets	(68)	71	—	—
Company contribution	186	61	4	4
Benefit payments	(98)	(48)	(4)	(4)
Effect of early measurement date elimination	—	5	—	—

Fair value of plan assets-end of year	$624	$604	$—	$—

Funded status at end of year	$(43)	$(30)	$(50)	$(77)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Amounts recognized on the Visa Inc. and Visa U.S.A. consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Current asset	$—	$—	$—	$—
Noncurrent asset	—	—	—	—
Current liability	(3)	(1)	(5)	(3)
Noncurrent liability	(40)	(22)	(45)	(59)

	$(43)	$(23)	$(50)	$(62)

Amounts recognized in accumulated other comprehensive income, before tax, consist of:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Net actuarial loss/(gain)	$186	$115	$3	$17
Prior service cost/(credit)	(56)	(116)	(26)	(10)

Total	$130	$(1)	$(23)	$7

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2009 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Actuarial (gain)/loss	$13	$—
Prior service (credit)/cost	(8)	(3)

Total	$5	$(3)

The benefit obligation and fair value of plan assets for pension and postretirement plans with obligations in excess of plan assets at September 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation, end of year	$18	$9	NA	NA
Fair value of plan assets, end of year	—	—	—	—
Projected benefit obligation/accumulated postretirement benefit obligation in excess of plan assets
Benefit obligation, end of year	$667	$634	$50	$77
Fair value of plan assets, end of year	624	604	—	—

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Components of Net Periodic Benefit Cost

Net periodic pension and other postretirement plan cost included the following components:

	Pension Benefits			Other Postretirement Benefits
	Fiscal
	2008	2007	2006	2008	2007	2006
	(in millions)
Service cost	$50	$61	$74	$5	$6	$7
Interest cost	40	43	41	5	5	4
Expected return on assets	(42)	(36)	(36)	—	—	—
Amortization of:
Prior service (credit)/cost	(13)	—	1	(5)	(5)	(5)
Actuarial loss	7	8	17	2	2	2

Net periodic pension cost	$42	$76	$97	$7	$8	$8
Curtailment (gain)/loss	—	—	—	(2)	—	—
Settlement (gain)/loss	27	—	3	—	—	—

Total net benefit cost	$69	$76	$100	$5	$8	$8

Visa U.S.A. share of net periodic benefit cost		$60	$75		$6	$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income for fiscal 2008 are detailed below. There was no amount recognized prior to the adoption of SFAS 158 at September 30, 2007.

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Current year actuarial (gain)/loss	$148	$(7)
Amortization of actuarial gain/(loss)	(34)	(2)
Current year prior service (credit)/cost	4	(26)
Amortization of prior service credit/(cost)	13	7

Total recognized in other comprehensive income	$131	$(28)

Total recognized in net benefit cost and other comprehensive income	$200	$(23)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Actuarial Assumptions

Assumptions used in the accounting for the pension and other postretirement benefit plans on a weighted-average basis were as follows:

	Fiscal
	2008	2007	2006
Discount rate for benefit obligation
Pension	6.75%	6.00%	6.23%
Postretirement	6.24%	5.99%	6.16%
Net periodic benefit cost
Pension	6.00%	6.23%	5.30%
Postretirement	5.99%	6.16%	5.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels for:
Benefit obligation	5.50%	5.50%	5.50%
Net periodic benefit cost	5.50%	5.50%	5.50%

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

The expected long-term rate of return is intended to approximate the actual long-term rate of return over time. The Company generally holds the expected long-term rate of return constant so the pattern of income and expense recognition more closely matches the more stable pattern of services provided by employees over the life of the Company’s pension obligation. To determine whether the expected rate of return is reasonable, the Company considers such factors as:

•	The actual return earned on plan assets,

•	Historical rates of return on the various asset classes in the plan portfolio,

•	Projections of returns on various asset classes, and

•	Current and prospective capital market conditions and economic forecasts.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Any difference between actual and expected plan experience, including asset return experience in excess of the larger of 10% of assets or liabilities, is recognized in the net periodic pension calculation over the expected average future working lifetime of the current employees, which is currently nine years.

The assumed annual rate of future increases in per capita cost of health benefits for the other postretirement benefits plan was 9% in fiscal 2008. The rate is assumed to decrease to 5% by 2016 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing the healthcare cost trend by 1% would increase the postretirement accumulated plan benefit obligation by $0.5 million and service and interest cost by $0.3 million. Decreasing the healthcare cost trend by 1% would decrease the postretirement accumulated plan benefit obligation by $0.5 million and the service and interest cost by $0.2 million.

Pension Plan Assets

The pension plan’s weighted-average asset allocations at September 30, 2008 and 2007 by asset category were as follows:

	Target Allocation	Target Allocation Range		Actual Allocation
Asset Class		Minimum	Maximum	2008	2007
Equity Securities	65%	50%	80%	58%	66%
Fixed Income Securities	30%	25%	35%	24%	29%
Other	5%	0%	7%	18%	5%

Total	100%			100%	100%

Plan assets are managed with a long-term perspective to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the pension plan. Plan assets are managed by external investment managers. Investment manager performance is measured against benchmarks for each asset class on a quarterly basis. An independent consultant assists management with investment manager selections and performance evaluations. Plan assets are broadly diversified to minimize the risk of loss. The other category includes cash that is available to meet expected benefit payments and expenses. Pension plan assets in the other category increased on September 30, 2008 due to an additional contribution made on the last day of the plan year. The contribution was made to ensure ERISA contribution requirements were met in light of the market turmoil experienced in September 2008. The amount was reinvested subsequent to September 30, 2008 in line with target asset allocations.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Cash Flows

The following table presents the actual contributions made by the Company from its employer assets for fiscal 2008 and 2007:

	Pension Benefits	Other Postretirement Benefits
Actual employer contributions	(in millions)
Fiscal 2008	$186	$4
Fiscal 2007(1)	$48	$3

(1)	Amount represents contributions by Visa U.S.A. only. Total contributions of $61 million and $4 million were made to the pension and other postretirement benefits plans, respectively, in fiscal 2007.

Information about the expected cash flows for the pension and other postretirement benefit plans is set forth in the table below. The Company expects to contribute a minimum of $63 million to the plan during fiscal 2009.

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Expected employer contributions
2009	$63	$5
Expected benefit payments
2009	$87	$5
2010	94	6
2011	98	6
2012	93	6
2013	88	6
2014-2018	382	28

United Kingdom (“UK”) Plans

The Company also participates in various qualified and non-qualified defined benefit plans that provide retirement and death benefits for the Company’s employees residing in the United Kingdom. At September 30, 2008, the projected benefit obligation related to these plans was $55 million, and they were in a funded status of $2 million.

Other Benefits

The Company participates in a defined contribution plan, which covers substantially all of its employees and Visa International employees residing in the United States. Personnel costs included $33 million, $26 million and $24 million in fiscal 2008, 2007 and 2006, respectively, for expenses attributable to the Company’s employees under the plan. The Company’s contributions to this plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The Company has employee incentive plans under which cash awards may be made annually based on performance results. Personnel costs included $204 million, $146 million and $106 million in fiscal 2008, 2007 and 2006, respectively, for expenses attributable to these incentive plans.

In addition to the above plans, the Company adopted the 2007 Equity Incentive Compensation Plan, which is described further at Note 18—Share-based Compensation.

Note 13—Settlement Guarantee Management

Each customer is responsible for its settlement obligations. However, under Visa U.S.A’s and Visa International’s corporate bylaws, the Company indemnifies customers for settlement losses suffered due to failure of any other customer to honor Visa cards, travelers cheques, deposit access products, point-of-sale check service drivers and other instruments processed in accordance with the operating regulations.

This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited. Settlement at risk (or exposure) is estimated using the average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin of two days, four months of chargebacks, and the total balance for outstanding travelers cheques. The Company’s estimated maximum settlement exposure amounted to approximately $34.8 billion at September 30, 2008. Of this amount, $3.0 billion is covered by collateral held by the Company as listed below.

The Company has established global credit settlement risk policies and procedures, including a formalized set of credit standards, to manage the settlement risk under this indemnification. If a customer fails to meet any of the credit standards, it is subject to risk control measures such as collateral.

Customer Collateral

To reduce potential losses related to settlement risk, the Company requires certain customers that do not meet its credit standards to post collateral in order to ensure their performance of settlement obligations arising from product clearings. The Company holds collateral in the form of cash equivalents, pledged securities, guarantees and letters of credit. The cash equivalents are reflected in customer collateral on the consolidated balance sheets as they are held in escrow in the Company’s name. Pledged securities are held by third parties in trust for the Company and the customers, and have been excluded from the consolidated balance sheet. Guarantees and letters of credit are also excluded from the consolidated balance sheet. At September 30, 2008 and September 30, 2007, the Company maintained collateral as follows:

	September 30, 2008	September 30, 2007
Cash equivalents	$679	$68
Pledged securities at market value	150	101
Letters of credit	720	—
Guarantees(1)	1,938	1,349

Total	$3,487	$1,518

(1)	Guarantees are provided primarily by financial institutions to secure the obligations of their subsidiaries.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Settlement Risk Guarantee

The fair value of the settlement risk guarantee is estimated using a proprietary model. Key inputs to the model include statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for customers (utilizing, where available, third-party estimates of the probability of customer failure). The model is updated on a periodic basis to capture recent characteristics of the customer base, historical loss experience, and changes in Visa’s global risk policies and procedures. The resulting probability-weighted value of the guarantee, after consideration of collateral held, was $0.9 million and $0.4 million at September 30, 2008 and September 30, 2007, respectively. These amounts are reflected in accrued liabilities on the respective consolidated balance sheets.

Note 14—Derivative Financial Instruments

The functional currency for the Company is the U.S. dollar (“USD”) for each of its foreign operations except Canada, which uses the Canadian dollar as its functional currency. The Company transacts business in USD and in various foreign currencies. This activity subjects the Company to exposure from movements in foreign currency exchange rates. The Company’s policy is to enter into foreign exchange forward and option derivative contracts to manage the variability in expected future cash flows attributable to changes in foreign exchange rates. At September 30, 2008, all derivative instruments outstanding have maturities of less than 4 months. Visa U.S.A. did not have material transactions in foreign currencies or any material derivative instruments outstanding at September 30, 2007. The Company does not use foreign currency option or foreign exchange forward contracts for speculative or trading purposes. All derivatives are recorded on the consolidated balance sheet at fair value in other current assets or accrued liabilities and the resulting gains or losses from changes in fair value are accounted for depending on whether they are designated and qualify for hedge accounting.

Cash Flow Hedges

The Company enters into forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of forecasted revenues and expenses being denominated in or based on currencies other than USD.

To qualify for cash flow hedge accounting treatment, the Company formally documents, at inception of the hedge, all relationships between hedging transactions and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet. When the forecasted transaction occurs and is recognized in earnings, the amount in other comprehensive income, related to that hedge, is reclassified to operating revenue or expense. The balance accumulated in other comprehensive income was not significant at September 30, 2008

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

and the Company expects to reclassify the entire amount to the consolidated statement of operations during fiscal 2009 due to the recognition in earnings of the hedged forecasted transactions.

The Company excludes time value for effectiveness testing and measurement purposes. The excluded time value is reported immediately in earnings. For fiscal 2008, the amount recorded in earnings related to excluded time value was $2 million and there were no foreign currency contracts outstanding under cash flow hedges as of September 30, 2008. Visa U.S.A. did not have any material derivative instruments in fiscal 2007.

The Company assesses effectiveness prospectively using regression analysis and retrospectively using a dollar ratio test. The effectiveness tests are performed on the foreign exchange forward and option contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. In the event there is recognized ineffectiveness or the underlying forecasted transaction does not occur within the designated hedge period or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedges are reclassified from accumulated other comprehensive income on the consolidated balance sheet to other income (expense) on the consolidated statement of operations at that time.

Balance Sheet Hedges

The Company also uses forward foreign exchange contracts to economically hedge certain non-functional currency liabilities to reduce the risk that results of operations and cash flows will be adversely affected by changes in foreign currency exchange rates. These forward contracts are not designated for hedge accounting. Accordingly, all changes in fair value of these derivatives are recognized in the consolidated statement of operations. At September 30, 2008, the USD notional amount of the Company’s foreign currency forward contracts under balance sheet hedges is $4 million with less than $1 million unrealized losses. Prior to the reorganization, Visa U.S.A. did not engage in balance sheet hedges and there were no comparable balances presented at September 30, 2007.

The Company’s derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of the counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Note 15—Enterprise-wide Disclosures and Concentrations of Credit Risk

Revenue by geographic market is primarily based on the location of the issuing bank. Certain revenues, primarily international service fees, are shared by geographic locations based upon the location of the merchant involved in the transaction. Visa does not maintain or measure revenues by individual country, other than the U.S. Revenue generated in the U.S. which was approximately 59%, 92% and 90% of total operating revenues in fiscal 2008, 2007, and 2006, respectively.

A significant portion of the Company’s operating revenues are concentrated among its largest customers. The Company’s five largest customers represented approximately $1.6 billion, or 26%, of its operating revenues during fiscal 2008. The Company’s customers can reassess their commitments to it at any time in the future and/or develop their own competitive services. Loss of business from any of the Company’s largest customers could have a material adverse effect on its business. Revenues from the Company’s top five customers were approximately 26%, 33% and 32% of total operating revenues in fiscal 2008, 2007 and 2006, respectively.

The Company’s long-lived assets excluding investments, volume and support incentives, restricted cash, deferred tax assets, other assets, intangibles and goodwill are classified by major geographic area as follows at September 30, 2008 and September 30, 2007:

	September 30, 2008	September 30, 2007
	(in millions)
U.S.	$1,014	$313
Non-U.S.	66	—

Total	$1,080	$313

The Company extends credit to its affiliated and non-affiliated customers as part of its normal settlement activities. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. The Company performs ongoing credit evaluations of its customers and has not historically had any collectability issues regarding trade receivables.

The Company also has significant concentration risk related to its guarantees on potential uncollateralized customer settlement losses. See Note 13—Settlement Guarantee Management for additional discussion.

Cash and cash equivalents and available-for-sale investments include short-term investments in debt and equity securities. The Company has policies and procedures that limit the amount of credit exposure to any one financial institution or type of investment instrument.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Note 16—Stockholders’ Equity and Redeemable Shares

Pursuant to the amended and restated certificate of incorporation, the Company has the following shares of preferred and common stock authorized, issued and outstanding at September 30, 2008 (in whole numbers):

	Par Value	Authorized Preferred and Common Shares	Issued and Outstanding Shares
Preferred stock	$0.0001	25,000,000	—
Common stock
Class A	$0.0001	2,001,622,245,209	447,746,261
Class B(1)	$0.0001	622,245,209	245,513,385
Class C (series I)(2)	$0.0001	813,582,801	124,097,105
Class C (series II)	$0.0001	218,582,801	79,748,857
Class C (series III)	$0.0001	64,000,000	62,213,201
Class C (series IV)	$0.0001	1,000,000	549,587

		2,003,366,656,020	959,868,396

(1)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.
(2)	Class C (series I) issued and outstanding shares are net of 525,443 shares issued which were returned to the Company in a special IPO dividend from a cost method investee. These shares are included in treasury stock on the Company’s consolidated balance sheets at September 30, 2008. See further discussion below.

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

Conversion

True-Up

In accordance with the terms of the restructuring agreement, dated as of June 15, 2007 and amended as of August 24, 2007, on March 17, 2008 all of the Company’s regional classes and series of common stock issued in the reorganization in October 2007 were converted into either class B or class C common stock. In connection with this conversion, ownership was reallocated in order to reflect the relative contribution of the participating regions to the Company’s financial performance for the four quarters ended December 31, 2007. The conversion rates applied were based on the relative under- or over-achievement (beyond certain percentage limits) of each participating region’s net revenue targets for that period. The shares held by Visa Europe were not subject to the true-up, but

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

were converted on a one-to-one basis from class EU (series I, II, III) common stock to class C (series III, II, and IV) common stock concurrent with the true-up.

The results of the true-up are reflected in the table below. Fractional shares resulting from the conversion of the shares of each individual stockholder have been rounded down. These fractional shares were paid in cash to stockholders as part of the initial redemption of class B common stock and class C common stock shortly following the IPO.

Outstanding Regional Classes and Series of Common Stock Issued in the Reorganization	Converted Classes and Series of Common Stock Issued in the True-Up	Number of Regional Classes and Series of Common Stock Issued in the Reorganization	True-up Conversion Ratio	Number of Converted Classes and Series of Common Stock after the True-Up
Class USA(1)	Class B(2)	426,390,481	0.93870	400,251,872
Class EU (series I)	Class C (series III)	62,213,201	1.00000	62,213,201
Class EU (series II)	Class C (series II)	27,904,464	1.00000	27,904,464
Class EU (series III)	Class C (series IV)	549,587	1.00000	549,587
Class Canada	Class C (series I)	22,034,685	0.98007	21,595,528
Class AP	Class C (series I)	119,100,481	1.19043	141,780,635
Class LAC	Class C (series I)	80,137,915	1.07110	85,835,549
Class CEMEA	Class C (series I)	36,749,698	0.95101	34,949,123

(1)	The amount of the class USA common stock outstanding prior to the true-up is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of the class B common stock outstanding subsequent to the true-up is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.

Also, the Company issued 51,844,393 additional shares of class C (series II) common stock at a price of $44 per share in exchange for a subscription receivable from Visa Europe. This issuance and subscription receivable were recorded as offsetting entries in temporary equity on the Company’s consolidated balance sheet at September 30, 2008.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The following table sets forth the use of net proceeds of $19.1 billion received in connection with the Company’s IPO in March 2008:

(in billions)
Net IPO proceeds	$19.1
March 2008 redemptions of class B and class C (series I) common stock	(13.4)
Funding of escrow account	(3.0)

Balance at September 30, 2008	2.7

October 2008 redemptions of class C (series II) and class C (series III) common stock	(2.7)

Balance of proceeds following October redemptions	$—

Redemptions

Class B Common Stock and Class C Common Stock Other than Class C (Series II) Common Stock—March 2008

In March 2008, the Company completed the required redemption of a portion of the class B common stock and class C (series I) common stock. The Company used $13.4 billion of net proceeds from the IPO to redeem 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock at a redemption price of $42.77 per share. After the redemptions and subject to the restrictions set forth in the Company’s amended and restated certificate of incorporation (the “Charter”) and the conversion and transfer restrictions below, all outstanding shares of class B common stock are convertible into 175,367,482 shares of class A common stock and 152,009,651 shares of class C (series I, III and IV) common stock are convertible into shares of class A common stock on a one-to-one basis. As a result of the initial funding of the litigation escrow account, the conversion rate applicable to class B common stock was reduced to approximately 0.71 shares of class A common stock for each share of class B common stock, and the 245,513,385 shares of class B common stock were convertible into 175,367,482 shares of class A common stock. The number of shares of class C (series I, III and IV) common stock convertible into shares of class A common stock excludes those class C (series III) common shares that were redeemed in October 2008, as further described below.

Class C (Series III) Common Stock and Class C (Series II) Common Stock—October 2008

As anticipated, in October 2008, the Company used $1.508 billion of net proceeds from the IPO for the required redemption of 35,263,585 shares of class C (series III) common stock at a redemption price of $42.77 per share as required by the Charter. Following the October 2008 redemption, the remaining 27,499,203 shares of class C (series III) and class C (series IV) common stock outstanding automatically converted into shares of class C (series I) common stock on a one-to-one basis.

The Company also used $1.146 billion of the net proceeds from the IPO to fund the redemption of all class C (series II) common stock in October 2008. The redemption price of $1.146 billion was adjusted for dividends paid and related interest, par value of related shares redeemed, and the return to Visa Europe of the class C (series II) common stock subscription receivable outstanding, resulting in a cash payment of $1.136 billion. As a result of the execution of the IPO, Visa Europe had the option to

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

require the Company to redeem all class C (series II) common stock at any time after December 4, 2008. Therefore, in March 2008, the Company reclassified all class C (series II) common stock at its then fair value of $1.125 billion to temporary equity on the Company’s consolidated balance sheet with a corresponding reduction in additional paid-in-capital of $1.104 billion and accumulated income (deficit) of $21 million. The Company accreted this stock to its redemption price of $1.146 billion, adjusted for dividends and certain other adjustments, on a straight-line basis, from March 2008 to October 2008 through accumulated income. See Note 4—Visa Europe for a roll-forward of the balance of class C (series II) common stock.

The following table sets forth the number of shares of common stock issued and outstanding by class at September 30, 2008 and the impact of the October 2008 redemptions and subsequent conversion of the remaining outstanding shares of class C (series III and series IV) to class C (series I) shares and the number of shares of common stock issued and outstanding after the October 2008 redemptions in total and on as converted basis:

Shares issued and outstanding	At September 30, 2008	October 2008 Redemptions	Conversion to class C (series I)	Following Immediate Conversion to class C (series I)	As Converted Post October 2008 Redemptions
Class A common stock	447,746,261	—	—	447,746,261	447,746,261
Class B common stock(1)	245,513,385	—	—	245,513,385	175,367,482
Class C (series I) common stock	124,097,105	—	27,499,203	151,596,308	151,596,308
Class C (series II) common stock	79,748,857	(79,748,857)	—	—	—
Class C (series III) common stock	62,213,201	(35,263,585)	(26,949,616)	—	—
Class C (series IV) common stock	549,587	—	(549,587)	—	—

Total shares issued and outstanding	959,868,396	(115,012,442)	—	844,855,954	774,710,051

(1)	All voting and dividend payment rights are based on the number of shares held multiplied by the applicable conversion rate in effect on the record date, as discussed below. Subsequent to the IPO and as a result of the initial funding of the litigation escrow account, the conversion rate applicable to class B common stock was approximately 0.71 shares of class A common stock for each share of class B common stock.

Special IPO Cash and Stock Dividends Received from Cost Method Investees, Net of Tax

Several of the Company’s cost method investees are also holders of class C (series I) common stock and therefore participated in the initial share redemption in March 2008. Certain of these investees elected to declare a special cash dividend to return to their owners on a pro rata basis, the proceeds received as a result of the redemption of a portion of their class C (series I) common stock. The dividends represent the return of redemption proceeds. As a result of the Company’s ownership interest in these cost method investees, the Company received approximately $21 million of special dividends from these investees during the third fiscal quarter and recorded a receivable of $8 million in prepaid and other assets on its consolidated balance sheet at September 30, 2008 for a dividend declared by these investees during the fourth fiscal quarter.

In addition, another investee elected to distribute its entire ownership in the Company’s class C (series I) common stock through the distribution of these shares to its investors on a pro rata basis. As a result, the Company received 525,443 shares of its own class C (series I) common stock during the fourth fiscal quarter and recorded $35 million in treasury stock. The value of the treasury stock was calculated based on sales prices of other recent class C (series I) stock transactions by other class C

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

(series I) shareholders with unrelated third parties. The sales prices in the other recent transactions reflected a discount from the closing price of the Company’s class A common stock on the date of these transactions reflecting the conversion and transfer restrictions on class C (series I) common stock, discussed below.

These special cash and stock dividends are recorded as an increase in additional paid-in capital, net of tax, as they are the result of appreciation of the Company’s own stock.

Conversion and Transfer Restrictions

Class B Common Stock

The class B common stock is not convertible or transferable until the later of March 25, 2011 and the date on which all of the covered litigation has been finally resolved, although the Company’s board of directors may make exceptions to this transfer restriction after resolution of all covered litigation. This transfer restriction is subject to limited exceptions, including transfers to other class B stockholders. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not a Visa member or similar person or affiliate of a Visa member or similar person, as defined in the Charter. Upon such transfer, each share of class B common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

Immediately following the IPO, the conversion rate applicable to class B common stock was reduced to approximately 0.71 shares of class A common stock for each share of class B common stock. The conversion rate was adjusted to reflect the initial deposit of $3.0 billion, as determined by the litigation committee, into the litigation escrow account. Settlements of, or judgments in, the covered litigation will be paid using the litigation escrow account. Further adjustment of the conversion rate applicable to class B shares will occur upon: (i) the completion of any follow-on offering of class A common stock completed in order to increase the size of the litigation escrow account; or (ii) the final resolution of the covered litigation and the release of funds remaining on deposit in the litigation escrow account to the Company. No conversion of class B common stock will be effected until all applicable restrictions on the transfer of class B common stock have expired. See Note 5—Retrospective Responsibility Plan.

Class C Common Stock

The class C common stock, other than class C (series II) common stock and class C (series III) redemption shares, is not convertible into class A common stock or transferable until March 25, 2011. This transfer restriction is subject to limited exceptions, including transfers to other class C stockholders. The Company’s board of directors may make additional exceptions to this transfer restriction. After termination of the restrictions, the class C common stock will be convertible into class A common stock if transferred to a person that was not, immediately after the reorganization, a Visa member. Upon such transfer, each share of class C common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The conversion rate of the class C common stock, other than class C (series II) common stock and class C (series III) redemption shares, into class A common stock is on a one-to-one basis, subject to adjustments for stock splits, recapitalizations and similar transactions. Class C (series II) common stock and class C (series III) redemption shares are not convertible into class A common stock. Immediately after the completion of the partial redemption of the class C (series III) common stock in October 2008 described above, each outstanding share of class C (series III) common stock and class C (series IV) common stock will automatically be converted into class C (series I) common stock on a one-for-one basis. No conversion into class A common stock of class C common stock will be effected until all applicable restrictions on such transfers have expired.

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

Dividends Declared

On June 11, 2008, the Company’s board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) which was paid on August 29, 2008 to all holders of record of the Company’s class A, class B and class C common stock as of August 15, 2008.

On October 14, 2008, the Company’s board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) to be paid on December 2, 2008 to all holders of record of the Company’s class A, class B and class C common stock as of November 14, 2008.

Note 17—Net Income Per Share

For the year ended September 30, 2007, Visa U.S.A. was a non-stock corporation and therefore there was no comparable measure for net income per share.

For the year ended September 30, 2008, the Company calculated earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Prior to the Company’s IPO, the stockholders of each regional class of common stock were entitled to equal per share distributions of earnings whether through dividends or upon liquidation. The Company therefore presented a single earnings per share amount applicable to all outstanding classes of common stock for periods presented ending prior to the IPO. Following the IPO, the Company calculated net income per share using the two-class method under the guidelines of SFAS 128 to reflect the different rights of each class and series of outstanding common stock.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Following the Company’s IPO, net income is ascribed to each class and series of common stock as follows:

•

Class C (series II)—After the IPO, income attributable to this class of common stock is limited to accretion recorded on the carrying value of these securities through redemption of these shares on October 10, 2008 at the contractual redemption value of $1.146 billion, adjusted for dividends and certain other adjustments. See Note 4—Visa Europe for additional information regarding class C (series II) shares.

•

Class C (series III) redemption shares—Upon the IPO, 35,263,585 class C (series III) redemption shares are classified as a liability on the Company’s consolidated balance sheet. While legally outstanding, these shares continue to participate on an as-converted basis in any distributions of the Company. Under the guidelines of SFAS 128, net income, after the allocation of accretion to the class C (series II) common stock, is attributed to the class C (series III) redemption shares based on its proportionate ownership until redemption in October 2008. This allocation reduces the net income attributable to all other classes and series of common stock.

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

Weighted Average Number of Shares Outstanding

During the year ended September 30, 2008, the weighted average number of shares of each class and series of common stock outstanding reflects changes in ownership over the period as follows:

•	October 1, 2007 through March 16, 2008: Ownership reflects the regional classes and series of common stock issued in the reorganization effective October 1, 2007. See Note 3—The Reorganization.

•

March 17, 2008 through March 18, 2008: Ownership reflects the conversion of each regional class and series of common stock to various series of class C common stock, except in the case of class USA regional common stock which was converted into class B common stock,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

to reflect a reallocation of ownership among the regions participating in the reorganization (the “true-up”). The shares held by Visa Europe were not subject to the true-up but were converted into class C (series II, III and IV) common stock on a one-for-one basis. See Note 3—The Reorganization and Note 16—Stockholders’ Equity and Redeemable Shares for additional information regarding the true-up and conversion of shares.

•

March 19, 2008 through March 27, 2008: Ownership reflects the impact of the following events, all of which were deemed to have occurred, for the purpose of presenting earnings per share, on March 19, 2008, the date the Company’s shares commenced trading on the New York Stock Exchange:

a)	The issuance of 446,600,000 shares of class A common stock in connection with the Company’s IPO,

b)	The reclassification of all class C (series II) common stock, at its then fair value of $1.125 billion, as temporary or mezzanine level equity on the Company’s consolidated balance sheet with an offset to accumulated income (deficit) to reflect its redemption in October 2008, and

c)	Redeemable shares of class C (series III) common stock totaling 35,263,585, which the Company was required to redeem in October 2008 (the “class C (series III) redemption shares”) are classified as a current liability at their redemption price of $1.508 billion on the Company’s consolidated balance sheet.

•

March 28, 2008 through September 30, 2008: Ownership reflects the redemption of 154,738,487 shares of class B common stock and 159,657,751 shares of class C (series I) common stock on March 28, 2008 as required by the Company’s Charter.

See Note 16—Stockholders’ Equity and Redeemable Shares and the consolidated statement of changes in stockholders’ equity and accumulated income (deficit) reflecting these ownership changes over the period and for additional information regarding redeemable common shares.

Calculation of the Numerator—Basic Earnings Per Share

The following tables calculate net income allocated to each series and class of common stock in the calculation of basic earnings per share for the year ended September 30, 2008.

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$742
Income and accretion allocated to class C (series II) common stock classified in temporary equity	44
Income allocated to class C (series III) common stock classified as a liability	18

Net income	$804

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding(A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (series I)	Class C (series III)	18,884,324	$18		Not presented
Common Stock Classified as Temporary Equity:
Class EU (series II)	Class C (series II)	55,668,128	44		$0.79
Common Stock Classified as Stockholders’ Equity:
Class A	Class A	239,162,842	232		$0.96
Class USA	Class B	333,189,548	285	(1)	$0.85
Class Canada, AP, LAC & CEMEA	Class C (series I)	190,516,091	183		$0.96
Class EU (series I & III)	Class C (series III & IV)	43,878,464	42		$0.96

		Net income	$804

(1)	Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, and as a result of the initial funding of the litigation escrow, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 294,537,931.

Calculation of the Denominator—Basic Earnings Per Share

The following table presents proportional ownership of each class and series of common stock, prior and subsequent to the true-up, IPO, and initial redemptions, applied to calculate income allocated to each class and series of common stock in the calculation of basic earnings per share for the year ended September 30, 2008. Proportional ownership for the period from March 28, 2008 to September 30, 2008, remained constant, with no additional shares issued or redeemed, with the exception of class C (series I) common stock discussed in the chart below

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

For the year ended September 30, 2008:

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Common Stock Outstanding Beginning at:				Total Weighted Average Shares Outstanding for the Period
		Beginning of Period	True-Up Date	IPO Date	Initial Redemption Date
Date of Event		October 1, 2007	March 17, 2008	March 19, 2008	March 28, 2008
Days Outstanding		168	2	9	187	366
Percentage of Period		45.90%	0.55%	2.46%	51.09%	100.00%

Participating Common Stock Classified as a Liability:
	Class C (series III)	—	—	35,263,585	35,263,585	18,884,324

Common Stock Classified as Temporary Equity:
	Class C (series II)	—	—	79,748,857	79,748,857	42,707,038

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	—	—	446,600,000	446,600,000	239,162,842
Class USA(1)	Class B(2)	426,390,481	400,251,872	400,251,872	245,513,385	333,189,548
Class Canada, AP, LAC & CEMEA	Class C (series I)(3)	258,022,779	284,160,835	284,160,835	124,503,084	190,516,091
Class EU (series I & III)	Class C (series III & IV)	62,762,788	62,762,788	27,499,203	27,499,203	43,878,464
Class EU (series II)	Class C (series II)	27,904,464	27,904,464	—	—	12,961,090

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.
(3)	Total weighted average shares outstanding for class C (series I) common stock reflect reduction of 525,443 shares, representing a stock dividend received on August 1, which is included in treasury stock on the Company’s September 30, 2008 consolidated balance sheets. Total weighted average shares also reflect 112,100 additional class C (series I) shares issued on August 15, 2008. See Note 16—Stockholders’ Equity and Redeemable Shares.

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

The calculation of class A common stock diluted earnings per share assumes potential A equivalent common shares outstanding, which consist of the incremental class A common shares issuable upon:

•	conversion of class B and class C (series I, III & IV) common stock based on the conversion ratio in effect throughout the period,

•	exercise of employee stock options, and

•	vesting of restricted shares and restricted share units issued to certain employees and directors.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Class C (series II) common stock is not convertible into shares of class A common stock and class C (series III) redemption shares are not convertible into shares of class A common stock subsequent to the IPO.

Certain members of our board of directors, who are also employees of our financial institution customers, received restricted stock awards that convert into class C (series I) shares upon vesting. The calculation of class C (series I) common stock diluted earnings per share considers incremental class C (series I) shares outstanding.

The dilutive effect of outstanding stock options, restricted shares and restricted share units is reflected in diluted earnings per share by application of the treasury stock method under the guidelines of SFAS 128.

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

Calculation of the Numerator—Diluted Earnings Per Share

The following tables calculate net income allocated to each series and class of common stock in the calculation of diluted earnings per share for the year ended September 30, 2008.

(in millions)
Net income attributable to common stock classified in stockholders’ equity	$742
Income and accretion allocated to class C (series II) common stock classified in temporary equity	44
Income allocated to class C (series III) common stock classified as a liability	18

Net income	$804

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Participating Common Stock Classified as a Liability:
Class EU (series I)	Class C (series III)	18,884,324	$18		Not presented
Common Stock Classified as Temporary Equity:
Class EU (series II)	Class C (series II)	55,668,128	44		$0.79
Common Stock Classified as Stockholders’ Equity:
Class A	Class A	769,195,426	742		$0.96
Class USA	Class B	333,189,548	283	(1)	$0.85
Class Canada, AP, LAC & CEMEA	Class C (series I)	190,517,724	183		$0.96
Class EU (series I & III)	Class C (series III & IV)	43,878,464	42		$0.96

(1)	Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, and as a result of the initial funding of the litigation escrow, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common shares outstanding in the period is 294,537,931.

Calculation of the Denominator—Diluted Earnings Per Share

The following table presents proportional ownership of each class and series, prior and subsequent to the true-up, IPO and initial redemptions, applied to calculate income available to each class and series of common stock in the calculation of diluted earnings per share for the year ended September 30, 2008. Excluding the incremental effect of potential A equivalent shares, proportional ownership for the period from March 28, 2008 to September 30, 2008, remained constant, with no additional shares issued or redeemed, with the exception of class C (series I) common stock. In August 2008, an additional 112,100 shares of class C (series I) common stock were issued and 525,443 shares were reclassified to treasury stock upon receipt of a special IPO stock dividend. See Note 16—Stockholders’ Equity and Redeemable Shares. The computation of average dilutive shares outstanding excluded stock options to purchase 14,698 shares of common stock for the year ended September 30, 2008. These amounts were excluded because the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and therefore, their effect would be antidilutive.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

For the year ended September 30, 2008:

Outstanding Classes and Series of Common Stock Prior to the True-Up	Converted Classes and Series of Common Stock after the True-Up	Number of Common Stock Outstanding Beginning at:				Weighted Average Incremental Shares for the Period	Total Weighted Average Shares Outstanding for the Period
		Beginning of Period	True-Up Date	IPO Date	Initial Redemption Date
Date of Event		October 1, 2008	March 17, 2008	March 19, 2008	March 28, 2008
Days Outstanding		168	2	9	187		366
Percentage of Period		45.90%	0.55%	2.46%	51.09%	100.00%	100.00%

Participating Common Stock Classified as a Liability:
Class C (series III)		—	—	35,263,585	35,263,585	—	18,884,324

Common Stock Classified as Temporary Equity:
Class C (series II)		—	—	79,748,857	79,748,857	—	42,707,038

Common Stock Classified as Stockholders’ Equity:
Class A	Class A	747,176,048	747,175,495	1,044,155,500	773,969,768	1,100,098	769,268,604
Class USA(1)	Class B(2)	426,390,481	400,251,872	400,251,872	245,513,385	—	333,189,548
Class Canada, AP, LAC & CEMEA	Class C (series I)(3)	258,022,779	284,160,835	284,160,835	124,503,084	1,632	190,517,724
Class EU (series I & III)	Class C (series III & IV)	62,762,788	62,762,788	27,499,203	27,499,203	—	43,878,464
Class EU (series II)	Class C (series II)	27,904,464	27,904,464	—	—	—	12,961,090

(1)	The amount of class USA common stock is net of 131,592,008 shares held by wholly-owned subsidiaries of the Company.
(2)	The amount of class B common stock is net of 123,525,418 shares held by wholly-owned subsidiaries of the Company.
(3)

Total weighted average shares outstanding for class C (series I) common stock reflect reduction of 525,443 shares, representing a stock dividend received on August 1, which is included in Treasury Stock on the Company’s September 30, 2008 consolidated balance sheets. Total weighted average shares also reflect 112,100 additional class C (series I) shares issued on August 15, 2008. See Note 16 – Stockholders’ Equity and Redeemable Shares.

Note 18—Share-based Compensation

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The compensation committee of the board of directors administers the EIP and determines the non-employee directors, employees and consultants who may be granted awards under the EIP, the size and types of awards, the terms and conditions of awards, the timing of awards and the form and content of the award agreements.

In March 2008, in connection with the IPO, the Company granted non-qualified stock options (“options”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to its employees and non-employee directors. The Company granted additional options, RSAs and RSUs in May 2008 and August 2008. The Company accounted for these awards under the guidance of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures. Estimates are adjusted as appropriate.

Options

The options issued during the year ended September 30, 2008, expire 10 years from the date of grant. The options vest in three equal installments on each of the first three anniversaries of the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement.

The fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the assumptions used in the valuation and resulting fair value per option granted during the year ended September 30, 2008:

For the year ended September 30, 2008
Expected term (in years)	5.79
Risk-free rate of return	2.6%
Expected volatility	36.1%
Expected dividend yield	1.0%
Weighted-average fair value per option granted	$15.34

The expected term of options represents the weighted-average period the options are expected to remain outstanding and was based on a set of peer companies who had share based payment awards with terms similar to that of Visa. The expected term of options impacts all underlying assumptions used in the Company’s Black-Scholes option-pricing model, including the period applicable for the risk-free rate of return and expected volatility. The risk-free rate of return assumption is based upon the zero coupon U.S. treasury bond rate over the expected term of the Company’s options. As the Company did not have publicly traded stock historically, the expected volatility was based on the average of the historical and implied volatility of a group of peer companies that management believes is generally comparable to Visa. The ratio of historical and implied volatility is 55% to 45%, respectively, for fiscal 2008. The expected dividends were based on the Company’s expected annual dividend rate on the date of grant.

In addition, SFAS 123R requires the Company to estimate pre-vesting forfeitures on stock-based awards at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

for those awards expected to vest using an estimated forfeiture rate based on actual and trended forfeiture data and employee attrition rates.

The following table summarizes the Company’s option activity for the year ended September 30, 2008:

	Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Exercise Price	Aggregate Intrinsic Value(1)
				(in millions)
Outstanding at October 1, 2007	—	—
Granted	9,000,066	$44.11
Forfeited/expired	(78,686)	44.00
Exercised	—	—
Outstanding at September 30, 2008	8,921,380	$44.11	9.5	$394	$154
Vested and Exercisable at September 30, 2008	195,992	$44.00	9.5	$9	$3

(1)	Intrinsic value is calculated using the stock price at September 30, 2008 of $61.39 less the option exercise price, multiplied by the number of instruments.

As of September 30, 2008, there was $106 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of approximately 2.5 years.

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

In connection with the IPO, the Company also granted RSA and RSU awards to employees. These awards share the same terms and conditions as awards granted in connection with the special bonus. Additional RSAs were issued in May 2008 and August 2008 which vest in three equal installments on each of the first three anniversaries of the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement.

The RSA and RSU awards granted to the Company’s non-employee directors vest on the first anniversary of the Company’s IPO, subject to earlier vesting in full under certain conditions specified in the award agreement and EIP.

Upon vesting, the RSA awards are settled in class A common stock on a one-for-one basis. During the vesting period, RSA award recipients are eligible to receive dividends and participate in the same voting rights as those granted to the holders of the underlying class A common stock. Upon

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

vesting, RSU awards can be settled in class A common stock on a one-for-one basis or in cash, or a combination thereof, at the Company’s option. The Company does not currently intend to settle any RSU awards in cash. During the vesting period, RSU award recipients are eligible to receive dividend equivalents but do not participate in the voting rights granted to the holders of the underlying class A common stock.

Compensation expense associated with RSAs and RSUs issued in connection with the IPO is measured based on the IPO share price or $44.00 per share. The additional RSA awards issued in May 2008 and August 2008 were valued using the closing price of class A common stock as listed on the New York Stock Exchange on the date of grant or $82.75 and $73.60, respectively.

The following table summarizes the Company’s RSA activity for the year ended September 30, 2008:

	Awards	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at October 1, 2007	—
Granted	1,302,337
Vested	(497)
Forfeited/expired	(41,468)

Outstanding at September 30, 2008	1,260,372	$44.18	0.47	$77

(1)	Intrinsic value is calculated using the stock price at September 30, 2008 of $61.39 multiplied by the number of instruments.

The following table summarizes the Company’s RSU activity for the year ended September 30, 2008:

	Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at October 1, 2007	—
Granted	622,636
Vested	(18,699)
Forfeited/expired	(22,925)

Outstanding at September 30, 2008	581,012	$44.01	0.46	$36

(1)	Intrinsic value is calculated using the stock price at September 30, 2008 of $61.39 multiplied by the number of instruments.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

At September 30, 2008, there was $22 million and $8 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively. The cost is expected to be recognized over a weighted average period of approximately half a year.

The following table summarizes remaining equity instruments available for grant under the EIP:

Available for Grant
Balance at October 1, 2007(1)	59,000,000
Options granted	(9,000,066)
Options forfeited	78,686
RSA granted	(1,302,337)
RSA forfeited	41,468
RSU granted	(622,636)
RSU forfeited	22,925
Awards withheld for net tax settlement	3,852

Balance at September 30, 2008	48,221,892

(1)	Total class A common stock available for grant under the EIP was approved on October 1, 2007.

The components of share-based compensation expense during the year ended September 30, 2008 are summarized below:

For the year ended September 30, 2008
(in millions)
Options	$29
RSAs	31
RSUs	14

Total	$74

The Company recorded its share-based compensation in Personnel on its consolidated statements of operations for the year ended September 30, 2008. The Company did not capitalize any portion of its share-based compensation expense during the year ended September 30, 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Note 19—Investment Income, Net

Investment income, net, is comprised of the following:

	For the Years Ended September 30,
	2008	2007	2006
	(in millions)
Interest and dividend income on cash and investments	$279	$98	$67
Gross realized gains on investments	2	5	1
Gross realized losses on investments	(3)	(1)	—
Gain on distribution from partnership investment	—	1	—
Other-than-temporary impairment on investments and other assets	(67)	—	—

Investment income, net	$211	$103	$68

Note 20—Commitments and Contingencies

Commitments

The Company leases certain premises and equipment throughout the world under non-cancelable leases with varying expiration dates. Excluding rent paid to Visa Resources, the Company incurred total rent expense of $77 million in fiscal 2008, and Visa U.S.A. incurred total rent expense of $39 million and $31 million in fiscal 2007 and 2006 respectively. The Company’s future minimum payments on non-cancelable leases and marketing and sponsorship agreements, at September 30, 2008 were as follows:

	Operating Leases
Fiscal (in millions)	Premises	Equipment and License Agreements	Marketing and Sponsorships	Total
2009	$35	$14	$107	$156
2010	28	13	96	137
2011	19	2	56	77
2012	11	—	68	79
2013	7	—	29	36
Thereafter	37	—	25	62

	$137	$29	$381	$547

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Payments made and obligations incurred under these programs are included on the Company’s consolidated balance sheets. The Company’s obligation under these customer agreements will be amortized as a reduction to revenue in the same period as the related revenues are earned, based on management’s estimate of the customer’s performance compared to the terms of the incentive agreement. The agreements may or may not limit the amount of customer incentive payments. Excluding anticipated revenue to be earned from higher payments and transaction volumes in connection with these agreements, the Company’s potential exposure under agreements with and without limits to incentive payments, is estimated as follows at September 30, 2008:

Fiscal (in millions)	Volume and Support Incentives
2009	$1,088
2010	1,105
2011	945
2012	798
2013	1,005
Thereafter	3

Total	$4,944

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Note 21—Related Parties

Visa Inc. is a stock corporation and certain of its customers are also its stockholders. The Company considers an entity to be a related party for purposes of this Note 21 if the entity owns more than 10% of the Company’s total voting common stock or if an officer or employee of the entity also serves on the Company’s board of directors. The Company also considers an investee to be a related party if the Company’s ownership interest in the entity is greater than or equal to 10% or if the investment is accounted for under the equity method of accounting. The Company believes that all related party transactions are at arms length.

At September 30, 2008, the Company had four customers with officers who also serve on the Company’s board of directors. Total operating revenues and total operating expenses for these customers were approximately $538 million and $11 million, respectively, for fiscal 2008. These operating expenses primarily related to marketing costs. At September 30, 2008, the Company did not owe any amounts to these customers and the customers owed the Company approximately $21 million in accounts receivable. In addition, the Company was in a net asset position of $5 million at September 30, 2008, attributed to volume and support incentive arrangements with these customers.

One of the Company’s directors, and the spouse of another of the Company’s directors, are also officers of entities that participated in (or are affiliated with an entity that participated in) the Company’s IPO as underwriters, and one of those entities is also one of the Company’s customers. As underwriters, each was offered and purchased 113 million shares of class A common stock at a price of $42.77 per share, a discount of $1.23 per share based on the IPO price of $44.00 per share. This price per share is the same as that paid by all underwriters in the IPO. Also as underwriters, each received total underwriter fees from the Company of $139 million in March 2008.

In addition to the four customers described above, the Company incurred operating expenses of approximately $7 million from a corporation with a representative who served on the Company’s board of directors. These operating expenses primarily relate to software maintenance. At September 30, 2008, the Company owed this corporation less than $1 million.

The Company also maintains banking relationships and has credit facilities (See Note 11—Debt) with customers that have representation on the Company’s board of directors.

Visa Europe is also a related party of the Company as a result of the nature of the contractual arrangements between itself and the Company and Visa Europe’s ownership in the Company (See Note 4—Visa Europe ). The Company is also a party to numerous agreements with Visa Europe which allow each entity to provide services to the other at negotiated fees, including the allocation of costs for office premises which are shared by the Company and Visa Europe. For fiscal 2008, total operating revenues and operating expenses related to Visa Europe totaled $221 million and $7 million, respectively. At September 30, 2008, Visa Europe owed the Company approximately $3 million in net accounts receivable.

During fiscal 2008, the Company generated total operating revenues of $39 million from related party investees, and related investees owed the Company $1 million in net accounts receivable at September 30, 2008. Total operating expenses incurred for fiscal 2008 and related amounts owed to related investees at September 30, 2008 were less than $1 million, respectively. The Company

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

received dividend income of $65 million from related party investees during fiscal 2008. The Company also received special IPO dividends from certain related party investees which are included in the amounts discussed in Note 16 – Stockholders’ Equity and Redeemable Shares.

Note 22—Income Taxes

The Company’s income before taxes for the years ended September 30, 2008, 2007 and 2006 consists of:

	2008	2007	2006
	(in millions)
U.S.	$1,245	$(1,387)	$722
Non-U.S.	91	—	—

Total income (loss) before taxes and minority interest	$1,336	$(1,387)	$722

Minority interest.	—	(5)	(16)

Fiscal 2008 U.S. income before taxes of $1,245 million includes $1,030 million from non-U.S. customers.

Income tax expense for the years ended September 30, 2008, 2007 and 2006 consists of:

	2008	2007	2006
	(in millions)
Current:
U.S. federal	$416	$520	$235
State and local	82	38	(15)
Non-U.S.	31	—	—

Total current taxes	529	558	220

Deferred:
U.S. federal	189	(819)	33
State and local	(193)	(55)	(2)
Non-U.S.	7	—	—

Total deferred taxes	3	(874)	31

Total income tax (benefit) expense	$532	$(316)	$251

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2008 and 2007 are presented below:

	2008	2007
	(in millions)
Deferred Tax Assets
Accrued compensation and benefits	$88	$31
SFAS 158 adjustment	41	1
Investments in joint ventures	—	37
Accrued litigation obligation	1,182	1,311
Volume and support incentives	37	12
Research and development credits	19	—
Federal benefit of state taxes	211	—
Federal benefit of foreign taxes	32	—
Other	28	11

Deferred tax assets	1,638	1,403

Deferred Tax Liabilities
Property, equipment and technology, net	(82)	(9)
Investment in Visa International	—	(100)
Investment in joint ventures	(212)	—
Intangible assets	(4,199)	—
Foreign taxes	(4)	—
Federal benefit of state taxes	—	(27)
Other	(8)	(1)

Deferred tax liabilities	(4,505)	(137)

Net deferred tax (liabilities) assets	$(2,867)	$1,266

Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	September 30, 2008	September 30, 2007
	(in millions)
Current deferred tax assets	$944	$795
Non current deferred tax (liabilities) assets, net	(3,811)	471

Net deferred tax (liabilities) assets	$(2,867)	$1,266

The increase in the Company’s deferred tax liabilities during fiscal 2008 is primarily attributable to recording, as part of the reorganization, the fair value of acquired assets and assumed liabilities of Visa International, Visa Canada and Inovant other than goodwill in excess of their historical book basis in accordance with SFAS No. 141.

Included in accrued litigation on the Company’s consolidated balance sheet at September 30, 2008 is approximately $3 billion associated with the American Express settlement, the Discover litigation and other matters. For tax purposes, the deduction related to these matters is deferred until

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

the payments are made and thus, as of September 30, 2008, the Company has a deferred tax asset of $857 million related to these payments, which is net of a reserve to reflect management’s best estimate of the amount of the benefit to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets recorded.

The Company had state research and development tax credit carry forwards of approximately $19 million at September 30, 2008 that may be carried forward indefinitely. The Company expects to realize the benefit of the credit carry forwards in future years.

The income tax expense differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30
	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions)
U.S. federal income tax	$467	35%	$(485)	35%	$253	35%
State income taxes, net of federal benefit	43	3%	(11)	1%	(11)	(1)%
Non-U.S. tax effect, net of federal benefit	13	1%	—	—	—	—
Reserve for tax uncertainties related to litigation	103	8%	180	(13)%	—	—
Other, net	21	2%	2	—	15	2%
One-time adjustment to reflect benefit from remeasurement of deferred taxes due to state apportionment decrease	(115)	(9)%	—	—	—	—
Minority interest—not subject to tax	—	—	(2)	—	(6)	(1)%

Income tax (benefit) expense	$532	40%	$(316)	23%	$251	35%

The effective income tax rate for the year ended September 30, 2008 differs from that of 2007 primarily due to the tax reserves related to litigation, and the combined effect of the loss of the California special deduction after the Company’s IPO, the change in state tax apportionment, and a one-time tax benefit attributable to the remeasurement of deferred taxes.

Prior to the Company’s IPO, the State of California, where the Company is headquartered, historically did not tax a substantial portion of the reported income on the basis that the Company operated on a cooperative or mutual basis and therefore was eligible for a special deduction. As a result of the Company’s IPO and consequent ownership by parties other than its financial institution customers, the Company is no longer eligible to claim the special deduction, resulting in a tax increase. The tax increase was partially offset by a tax decrease resulting from a change in the Company’s state

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

tax apportionment. In addition, the change in state tax apportionment resulted in a $115 million one-time tax benefit due to the remeasurement of the Company’s deferred taxes.

Income taxes receivable of $90 million are included in prepaid and other current assets at September 30, 2008. See Note 7—Prepaid Expenses and Other Assets. Accrued income taxes of $122 million are included in other long-term liabilities at September 30, 2008 and income taxes payable of $147 million are included in accrued taxes as part of accrued liabilities at September 30, 2007. See Note 10—Accrued and Other Liabilities.

Cumulative undistributed earnings of the Company’s international subsidiaries amounted to $53 million at September 30, 2008, all of which are intended to be reinvested indefinitely. The amount of income taxes that would have resulted had such earnings been repatriated is estimated to be $18 million.

FIN 48

On October 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The adoption of FIN 48 required the Company to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. The initial adoption of FIN 48 resulted in a decrease in accumulated deficit of approximately $8 million and a decrease in goodwill of approximately $6 million at October 1, 2007.

At September 30, 2008, the Company’s total unrecognized tax benefits were approximately $407 million, exclusive of interest and penalties described below. Included in the $407 million are approximately $334 million of unrecognized tax benefits that, if recognized, would reduce the effective tax rate in a future period.

A reconciliation of the October 1, 2007 through September 30, 2008 amount of unrecognized tax benefits is as follows:

Beginning balance at October 1, 2007 (in millions)	$320
Increases of unrecognized tax benefits related to prior years	8
Increases of unrecognized tax benefits related to current year	126
Decreases of unrecognized tax benefits related to settlements	(46)
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(1)

Ending balance at September 30, 2008	$407

In connection with the adoption of FIN 48, the Company elected to change its classification policy for interest expense and penalties related to uncertain tax positions. At October 1, 2007, the Company began to account for interest expense and penalties related to uncertain tax positions as interest expense and penalties in its consolidated statement of operations. In fiscal 2008, the Company

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

recognized $2 million of interest expense and a de minimus amount of penalties related to uncertain tax positions in its statement of operations. At September 30, 2008, the Company had cumulatively $5 million and $1 million accrued interest and penalties related to uncertain tax positions, respectively in its other long term liabilities.

Given the inherent complexities of the business and the fact that the Company is subject to taxation in a substantial number of jurisdictions, the Company routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions and has established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance, or an event occurs necessitating a change to the liability.

In July 2008, the Company settled with the California Franchise Tax Board with respect to certain audit issues from 1990 to 2003, which include the eligibility to claim certain items as special deductions, apportionment computation, and research and development credits. As a result of the settlement, unrecognized tax benefits decreased by $46 million, of which $30 million were disallowed and will not be recognized and $16 million were received in cash as a tax refund. The Company believes that unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

The Company is subject to examination by the Internal Revenue Service and various state and foreign tax authorities. The Company has concluded all U.S. federal and California income tax matters for years through 2002 and 2003, respectively. All material state and foreign tax matters have been concluded for years through 2001.

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

The Company’s litigation provision includes provisions of $1,470 million, $2,653 million, and $23 million in fiscal year 2008, 2007 and 2006, respectively. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. The Company is presently involved in the matters described below and other legal actions, except for those disclosed below as resolved or settled. From time to time we may engage in settlement discussions or mediations with respect to one or more of our outstanding litigation matters, either on our own behalf or collectively with other parties. The Company will continue to review the litigation accrual and, if necessary, future refinements to the accrual will be made.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

The following table summarizes the activity related to accrued litigation for the twelve months ended September 30, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
	(in millions)
Balance at October 1	$3,682	$1,000
Provision for settled legal matters	1,180	1,941
Provision for unsettled legal matters	290	714
Bank co-defendants’ obligation to American Express(1)	—	185
Insurance Recovery	—	(2)
Interest accretion on settled matters	131	75
Payments on settled matters	(1,525)	(231)

Balance at September 30	$3,758	$3,682

(1)	Visa Inc. consolidated the initial payment to American Express (see discussion below) on behalf of the five co-defendant banks. The Company recorded a corresponding receivable in prepaid and other current assets on the Company’s consolidated balance sheets at September 30, 2007.

Covered Litigation

The following table summarizes the activity related to covered litigation matters for the twelve months ended September 30, 2008 and 2007:

	Fiscal 2008	Fiscal 2007
	(in millions)
Balance at October 1	$2,761	$—
Provision for settled legal matters	1,092	1,926
Provision for unsettled legal matters	285	650
Bank co-defendants’ obligation to American Express	—	185
Interest accretion on settled matters	68	—
Payments on settled matters(1)	(1,270)	—

Balance at September 30	$2,936	$2,761

(1)	Payments on the Company’s settlement with American Express included $1,085 million funded through the escrow account established by the Retrospective Responsibility Plan and $185 million funded by the five co-defendant banks. The escrow funds are held in money market investments with the income earned, less the applicable taxes, classified as restricted cash on the Company’s consolidated balance sheet. The amount of the escrow funds equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date is classified as a non-current asset. Interest earned on escrow funds is included in investment income, net, on the Company’s consolidated statement of operations. See Note 5—Retrospective Responsibility Plan, for more information about the Retrospective Responsibility Plan and the escrow account.

Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the Retrospective Responsibility Plan, which the Company refers to as the covered litigation. For a description of the Retrospective Responsibility Plan, see Note 5—Retrospective Responsibility Plan.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Discover seeks damages in excess of $6 billion from Visa and MasterCard, with any amount proven at trial subject to trebling, along with attorneys’ fees and costs. On February 7, 2005, Visa U.S.A. and Visa International moved to dismiss Discover’s amended complaint in its entirety for failure to state a claim. On April 14, 2005, the District Court denied, at this stage in the litigation, Discover’s request to give collateral estoppel effect to the findings in the DOJ litigation. However, the District Court indicated that Discover may refile a motion for collateral estoppel after discovery.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

The district court entered rulings on the parties’ summary judgment motions in August 2008. Among other things, the court gave collateral estoppel effect to certain liability findings, dismissed Discover’s monopolization claims, and dismissed Discover’s inter-association conspiracy claims. On October 1, 2008, the court granted Visa’s motion for reconsideration and declined to apply collateral estoppel to Discover’s claim that By-Law 2.10(e) foreclosed Discover from offline debit.

On October 13, 2008, Visa, MasterCard and Discover reached an agreement in principle to settle the litigation. The parties executed a final settlement agreement on October 27, 2008 that became effective on November 4, 2008 upon approval by Visa’s class B shareholders. Visa’s net share of the settlement totals $1.8 billion. Beginning December 15, 2008, Visa will pay Discover $472 million each quarter for four quarters, subject to Discover’s satisfaction of certain quarterly performance metrics, with all payments completed by September 30, 2009. Discover will retain 59% of the interest on these funds that accrues over the course of the payments. $1.74 billion of Visa’s share of the settlement will be paid from the escrow account established by the Retrospective Responsibility Plan. See Note 5—Retrospective Responsibility Plan. Visa Inc. will pay $80 million toward Visa’s share in connection with releases obtained from MasterCard with respect to the Settlement Service Fee litigation and other potential claims. Visa Inc. will also pay an additional $65 million, which will be refunded by Morgan Stanley under a separate agreement related to the settlement. The Company’s results of operations reflect a provision of $1.8 billion for the settlement.

The American Express Litigation

On November 15, 2004, American Express filed a complaint against Visa U.S.A., Visa International, MasterCard and eight Visa U.S.A. and Visa International member financial institutions (JPMorgan Chase & Co., Bank of America Corporation, Capital One Financial Corp., U.S. Bancorp,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Visa Inc., Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. Under the settlement agreement, American Express will receive maximum payments of $2.25 billion, including up to $2.07 billion from Visa Inc. and $185 million from five co-defendant banks. An initial payment of $1.13 billion will be made on or before March 31, 2008, including $945 million from Visa Inc. and $185 million from the five co-defendant banks. Beginning April 2008, Visa Inc. will pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. The quarterly payments are contingent upon the performance of American Express’s United States global network services (GNS) business and will be in an amount equal to 5% of American Express’s United States GNS billings during the quarter up to a maximum of $70 million per quarter; provided, however, that if the payment for any quarter is less than $70 million, the maximum payment for a future quarter or quarters shall be increased by the difference between $70 million and such lesser amount as was actually paid. Future payments discounted to $1.9 billion using a rate of 4.72% over the payment term is reflected in current and long-term accrued litigation obligation on the consolidated balance sheet at October 1, 2007. The settlement will be covered by the Retrospective Responsibility Plan. See also Note 5—Retrospective Responsibility Plan.

On March 31, 2008, the initial payment to American Express of $1.13 billion described in the settlement agreement was made by Visa Inc. Of this amount, $945 million was funded through the litigation escrow account established under the Retrospective Responsibility Plan, and $185 million was funded by the five co-defendant banks. American Express has met the performance criteria set forth in the settlement agreement for each quarter, including the fourth fiscal quarter of fiscal 2008, and Visa made each of the corresponding settlement payments. See Note 5—Retrospective Responsibility Plan.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

an order dismissing plaintiff’s Cartwright Act claims with prejudice but allowing the plaintiff to proceed with his Unfair Competition Law claims. On June 19, 2006, Visa U.S.A. and Visa International answered the third amended complaint. On December 14, 2007, the plaintiff amended his complaint to add Visa Inc. as a defendant. No new claims were added to the complaint.

Defendants filed a motion for summary judgment on the remaining causes of action on November 7, 2008. No trial date has been set.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

The court entered a revised case management schedule on March 13, 2008, setting deadlines for class certification briefing, expert discovery and dispositive motions, and extending fact discovery to October 15, 2008. On May 8, 2008, putative class plaintiffs served on defendants a motion seeking to certify a class of merchants. Once briefing on the class certification issue is complete, all briefs will be filed with the court.

On May 23, 2008, putative class plaintiffs filed a pre-motion letter seeking leave of court to file a Second Consolidated Amended Class Action Complaint. Among other things, this complaint would: (i) add new claims for damages and injunctive relief against Visa and the bank defendants regarding interchange fees for Visa online/PIN debit cards; (ii) add new claims for damages and injunctive relief against Visa and the bank defendants since the time of Visa’s Initial Public Offering regarding

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

interchange fees for Visa’s credit, offline debit, and online/PIN debit cards; (iii) eliminate claims for damages relating to the so-called “no-surcharge” rule and “anti-steering” rules; and (iv) eliminate claims for damages based on the alleged tie of network processing services and payment guarantee services to the payment card system services. All defendants but one bank defendant agreed not to oppose putative class plaintiffs’ request. On September 18, 2008, the court granted putative class plaintiffs’ motion to file the Second Consolidated Amended Class Action Complaint.

The court entered revised case management schedules in August and September 2008, setting deadlines for class certification briefing, expert discovery and dispositive motions and extending fact discovery to November 21, 2008. On October 6, 2008, the defendants filed an opposition to the motion for class certification.

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

Retailers’ “Opt-Outs”

Several lawsuits were commenced by merchants that opted not to participate in the plaintiff class in In re Visa Check/MasterMoney Antitrust Litigation. The majority of these cases were filed in the U.S. District Court for the Eastern District of New York. Visa U.S.A. has entered into separate settlement agreements with all but one of these plaintiffs resolving their claims, and the District Court has entered orders dismissing with prejudice each of those plaintiffs’ complaints against Visa U.S.A. Only the action brought by GMRI, Inc. against Visa U.S.A. remains pending. On May 14, 2007, the plaintiff in the GMRI, Inc. case sought to amend its complaint and consolidate the case with Multidistrict Litigation 1720. Visa U.S.A., Visa International and several of their member financial institutions named as defendants in Multidistrict Litigation 1720 opposed the plaintiff’s motion. On June 1, 2007, the plaintiff withdrew its request. On June 22, 2007, GMRI, Inc. filed suit against Visa International and various member financial institutions of Visa U.S.A. and/or Visa International in the U.S. District Court for the District of Minnesota, alleging both the merchant opt-out claims at issue in GMRI, Inc.’s suit against Visa U.S.A. and a number of the claims set forth in the class complaint filed in Multidistrict Litigation 1720 relating to interchange and Visa rules. On February 5, 2008, the U.S. District Court for the District of Minnesota approved GMRI, Inc.’s voluntary dismissal of that action. In 2003, Visa U.S.A. established a litigation provision for the GMRI, Inc. case based on a calculation of what GMRI, Inc. would have received under the settlement of In re Visa Check/MasterMoney Antitrust Litigation if GMRI, Inc. had

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

not opted out of that settlement. In December 2007, GMRI, Inc. and Visa U.S.A. agreed in principle to resolve the claims brought against Visa U.S.A. and Visa International through binding mediation. GMRI, Inc. and Visa U.S.A. participated in the binding mediation session in March 2008 and are now negotiating the non-financial terms of a settlement agreement.

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

In California, the court granted Visa U.S.A. and Visa International’s demurrer, or motion to dismiss, with respect to claims brought under the Cartwright Act, but denied a similar motion with respect to Unfair Competition Law claims for unlawful, unfair and/or fraudulent business practices. Visa U.S.A. and Visa International subsequently filed a motion for judgment on the pleadings seeking dismissal of those latter claims in light of the Proposition 64 amendments to the Unfair Competition Law. After oral argument, the court denied this motion on March 6, 2007. The California Court of Appeal rejected a petition seeking immediate review of that decision on June 7, 2007. On July 24, 2007, a case management conference was held at which the court permitted certain further discovery and agreed to address plaintiffs’ proposed motion for collateral estoppel with respect to certain elements of a “tying” claim based on statements in the decision on cross-motions for summary judgment in In re Visa Check/MasterMoney Antitrust Litigation. On October 31, 2007, the court denied the plaintiffs’ collateral estoppel motion. On October 3, 2008, the parties agreed to confidential settlement terms to resolve the dispute and are negotiating a settlement agreement that will be subject to court approval. The amount of the settlement is not material to the Company’s financial statements taken as a whole.

In West Virginia, the action was brought against Visa U.S.A. by West Virginia’s attorney general as parens patriae for West Virginia consumers. The court denied Visa U.S.A.’s motion for summary judgment on October 14, 2005. On February 14, 2006, Visa U.S.A. answered the West Virginia complaint and the parties began discovery. On April 10, 2007, the court issued a stay of discovery pending its ruling on an antitrust standing issue. On April 27, 2007, Visa U.S.A. and the State of West Virginia reached an agreement in principle to settle all claims against Visa U.S.A. A loss provision was recorded in Visa U.S.A.’s consolidated statements of operations in connection with this settlement. At a hearing on June 2, 2008, the court approved a notice and exclusion plan for the settlement with the state of West Virginia. At a hearing on August 20, 2008, the court granted final approval of the settlement and reserved for later resolution only an application by West Virginia’s counsel for attorneys’ fees and costs not to exceed the amount agreed upon in the settlement. The court’s order and final judgment approving the settlement and dismissing all claims against Visa U.S.A. with prejudice was entered on August 22, 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Settlement Service Fee Litigation

On January 10, 2005, MasterCard filed a motion in the U.S. District Court for the Southern District of New York in connection with the DOJ litigation, renewing an earlier challenge to a Visa U.S.A. bylaw that provides for a settlement service fee. To ensure payment of Visa U.S.A.’s settlement obligation in the In re Visa Check/ MasterMoney Antitrust Litigation case, Visa U.S.A. adopted the settlement service fee bylaw in June 2003. The bylaw provided that the settlement service fee is to be paid by certain Visa U.S.A. members that shift a substantial portion of their offline debit volume to another debit brand unless that shift is to the American Express or Discover brands. MasterCard contended that the settlement service fee violated the final judgment in the DOJ litigation by effectively prohibiting Visa U.S.A. members from issuing MasterCard debit cards.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

On August 17, 2007, Discover Financial Services and DFS Services LLC (collectively, Discover) moved the District Court to intervene in the settlement service fee matter. Discover also sought to have the District Court modify its June 15, 2007 order to (1) extend the contract termination remedy to issuers entering into agreements with Discover; and (2) void certain provisions of Visa U.S.A.’s debit agreements. The court denied Discover’s motion on October 12, 2007. On September 11, 2007, Discover filed a motion to intervene in the settlement service fee case in the Second Circuit and asked the Second Circuit to remand the case to the District Court. Visa U.S.A. opposed Discover’s motion. Briefing is complete but no decision has been issued by the Second Circuit. The U.S. Court of Appeals for the Second Circuit proposed that oral argument on Visa’s appeal take place the week of June 23, 2008. At the request of the parties, the Second Circuit adjourned the oral argument scheduled for June.

In July 2008, Visa received from MasterCard a full release of certain potential claims MasterCard may have against Visa U.S.A. in connection with the settlement service fee and other matters. Visa agreed to withdraw its appeal of the district court’s order in the settlement service fee litigation. The Second Circuit entered the withdrawal with prejudice on August 5, 2008.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Morgan Stanley Dean Witter/Discover Litigation

In August 2004, the European Commission in Brussels issued a Statement of Objections against Visa International and Visa Europe alleging a breach of European competition law. The allegation arises from the Visa International and Visa Europe Rule (bylaw 2.12(b)) that makes certain designated competitors, including Morgan Stanley Dean Witter/Discover, ineligible for membership. On October 3, 2007, the European Commission fined Visa International and Visa Europe €10.2 million ($14.5 million) for infringing European Union rules on restrictive business practices (Article 81 of the EC Treaty and

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

Article 53 of the EEA Agreement). Visa International and Visa Europe filed an appeal of the ruling with the Court of First Instance on December 19, 2007. The European Commission filed a defence on June 9, 2008 and Visa International and Visa Europe filed their rejoinder on September 29, 2008. Pursuant to existing agreements, Visa Europe has acknowledged full responsibility for the defense of this action, including any fines that may be payable.

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

On August 14, 2008, the district court entered an order denying Visa’s motion for summary judgment on liability. On October 21, 2008, the court denied Visa’s motion for summary judgment on damages. A new trial date has not been set.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

On July 1, 2008, the Division notified Visa U.S.A. that the rule change announced by Visa U.S.A. regarding the routing of PINless debit transactions addressed the concerns that led the Division to issue the CID on September 26, 2007. The Division has closed this investigation.

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

On October 10, 2008, the Division issued a fourth CID to Visa U.S.A., seeking information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID seeks documents, data and narrative responses to several interrogatories and document requests, which focus on certain Visa U.S.A. policies relating to merchant acceptance practices, including Visa U.S.A.’s policies regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment.

Visa U.S.A. is cooperating with the Division in connection with all CIDs.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Hill Country Custom Cycles

Robert Smith, individually and doing business as Hill Country Custom Cycles, filed a putative class action lawsuit against Visa Inc., several banks, and a processor in U.S. District Court for the Central District of California on June 4, 2008. The plaintiff alleges that, due to fluctuations in currency conversion rates, a transaction disputed by a cardholder and ultimately charged back to a merchant by its acquiring bank (a “chargeback”) may result in a debit to a merchant’s account in excess of the original transaction amount. The lawsuit asserts claims under federal and state antitrust law and a variety of common law claims, including fraud and breach of contract. On October 14, 2008, Visa Inc. filed a motion to dismiss all claims brought against it.

Venezuela Interchange Proceedings

On October 2, 2008, the Superintendencia para la Promoción y Protección de la Libre Competencia (Competition Authority) of Venezuela filed an administrative proceeding against “Visa Inc. International” (sic), MasterCard, American Express, Diners Club, Consorcio Credicard, and more than thirty privately held financial institutions. The Competition Authority alleges that, among other things, the defendants’ setting of default interchange rates and merchant discount rates violates Venezuelan competition law. The Competition Authority seeks monetary and injunctive relief. At this early stage, it is not possible to make any reasonable evaluation of the claims alleged.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

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

Discovery in this matter is currently ongoing and is scheduled to be completed on May 12, 2008. A patent claims construction hearing was held on November 8 and 9, 2005. Four claims construction orders have been issued. CRI filed a motion for reconsideration of the second order, and a hearing on that motion was held September 10, 2007. No ruling on CRI’s motion has been issued.

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

On September 11, 2008, the parties executed a global settlement agreement resolving the claims in this case. The amount of the settlement is not material to the Company’s financial statements taken as a whole.

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

On July 26, 2007, Visa International made a request for the removal of the First Instance Judge from the case and such request was granted on September 25, 2007. A new judge was assigned to finalize the discovery phase of the case. On November 1, 2007, Visa International filed its written conclusions explaining how the evidence collected during discovery supports its arguments. On November 21, 2007, Visa International filed an appeal of the decision denying suspension of the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

preliminary injunction with the newly assigned judge. The plaintiff filed a response to this appeal on November 26, 2007, and Visa replied to that response on December 3, 2007. The appeal was denied on December 18, 2007.

On March 14, 2008, Visa International filed an extraordinary appeal of the preliminary injunction ruling with the Commercial Chamber of the Supreme Court. On August 6, 2008, the Commercial Chamber of the Supreme Court accepted Visa International’s appeal and declared null and void the decision from the Superior Tribunal that dismissed Visa International’s earlier appeal against the preliminary measures granted by the First Instance Tribunal. Pursuant to the Supreme Court’s order, a new Superior Tribunal will issue a new decision on the appeal against the preliminary measures.

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

The parties reached an agreement in principle to settle the dispute in January 2008. On May 16, 2008, Visa U.S.A. and Visa International filed a Motion to Enforce the Settlement Agreement against all parties to the agreement, including the inventor. Briefing is now complete. If the settlement agreement is enforced, the amount of the settlement is not material to the Company’s financial statements taken as a whole.

PrivaSys

On June 20, 2007, PrivaSys, Inc. filed a complaint in U.S. District Court for the Northern District of California against Visa International and Visa U.S.A for patent infringement. PrivaSys alleges that Visa’s contactless payment technology infringes U.S. Patent No. 7,195,154, which we refer to as the ‘154 patent’), entitled “Method for Generating Customer Secure Card Numbers.” Visa U.S.A. and Visa

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

International filed their respective answers and counterclaims on August 21, 2007 alleging that Visa did not infringe the ‘154 patent, that the ‘154 patent is invalid and that the patent is unenforceable due to inequitable conduct and prosecution laches. On September 28, 2007, PrivaSys filed a motion requesting leave to file an amended complaint adding J.P. Morgan Chase & Co. and Wells Fargo & Co. as defendants. Visa U.S.A. and Visa International opposed this motion on October 26, 2007 and asked the court, in the alternative, to stay all proceedings against Visa issuing financial institutions pending resolution of the issue of whether the Visa technology infringes the PrivaSys patent. On November 14, 2007, the court granted PrivaSys’s motion for leave to file the amended complaint. On December 5, 2007, Visa U.S.A. filed an answer to the amended complaint.

The parties reached an agreement in principle to settle the dispute in December 2007. In light of this agreement, on January 9, 2008 the court dismissed the case with prejudice, provided that the settlement is finalized within 90 days of the dismissal. The parties executed the final settlement agreement in February 2008. The amount of the settlement is not material to the Company’s financial statements taken as a whole.

Every Penny Counts, Inc.—Prepaid Cards

On July 17, 2007, Every Penny Counts, Inc. filed a complaint in the U.S. District Court for the Middle District of Florida against Visa U.S.A., MasterCard and American Express for infringement of four of its patents. Plaintiff amended its complaint on September 27, 2007 to add Green Dot Corp. as a party and to add a fifth patent to its suit. The Complaint now alleges that the defendants’ “open” prepaid card products infringe U.S. Patent No. 5,621,640 (“Automatic Philanthropic Contribution System”). U.S. Patent No. 6,112,191 (“Method and System to Create and Distribute Excess Funds from Consumer Spending Transactions”). U.S. Patent No. 6,088,682 (“Funds Distribution System Connected with Point of Sale Transactions”), U.S. Patent No. 6,876,971 (“Funds Distribution System Connected with Point of Sale Transaction”) and U.S. Patent No. 7,171,370 (“Funds Distribution System Connected with Point of Sale Transactions”). Visa U.S.A. filed a Motion to Dismiss, or in the Alternative for a More Definite Statement, based on the plaintiff’s failure to identify which products or services offered by Visa U.S.A. purportedly infringe which of the plaintiff’s patents on October 12, 2007. The court denied the motion on October 29, 2007. On November 13, 2007, Visa U.S.A. filed its answer and counterclaims alleging that Visa does not infringe the plaintiff’s patents, that the plaintiff’s patents are invalid, and that the plaintiff’s patents are unenforceable to prosecution laches and inequitable conduct. The court issued an order on December 13, 2007 setting procedural deadlines for the claim construction and scheduling a Markman hearing in May 2008.

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

Note 24—Subsequent Events

In October of 2008, the Company redeemed of 79,748,857 shares of class C (series II) common stock and 35,263,585 shares of class C (series III) common stock held by Visa Europe for a combined total $2.7 billion, less dividends and certain other adjustments. See Note 4—Visa Europe and Note 16—Stockholders’ Equity and Redeemable Shares.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

On October 27, 2008, Visa, MasterCard and Discover resolved pending litigation by executing a final settlement agreement that became effective upon approval by Visa’s Class B shareholders. Visa’s net share of the settlement totals $1.8 billion. See Note 23—Legal Matters.

Under the Company’s Retrospective Responsibility Plan, its class B shareholders will bear the cost of funding the escrow account via a further dilutive adjustment in the conversion ratio of their class B shares to shares of class A common stock, reducing the total number of diluted class A shares outstanding for purposes of calculating EPS. See Note 5—Retrospective Responsibility Plan. On November 14, 2008 the Company filed a definitive proxy with the Securities and Exchange Commission seeking to amend its charter to permit the deposit of operating cash directly into the escrow account with a corresponding reduction in the conversion ratio applicable to class B common shares. Funding the escrow account in this manner would also effectively act as a share repurchase program.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)

The following tables show selected quarterly operating results for each quarter and full year of fiscal 2008 for Visa Inc. and of fiscal 2007 for Visa U.S.A. Inc.:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	2008 Total
Operating revenues	$1,488	$1,453	$1,613	$1,709	$6,263
Operating income (loss)	678	349	648	(443)	1,232
Net income (loss)	424	314	422	(356)	804
Basic and diluted net income per share[i]	0.55	N/A	N/A	N/A	N/A
Basic net income (loss) per shareii
Class A common stock	N/A	$0.39	$0.51	$(0.45)	$0.96
Class B common stock	N/A	$0.37	$0.36	$(0.32)	$0.85
Class C (series I) common stock	N/A	$0.39	$0.51	$(0.45)	$0.96
Class C (series II) common stock	N/A	$0.30	$0.12	$0.12	$0.79
Class C (series III and IV) common stock	N/A	$0.39	$0.51	$(0.45)	$0.96
Diluted net income (loss) per share
Class A common stock	N/A	$0.39	$0.51	$(0.45)	$0.96
Class B common stock	N/A	$0.37	$0.36	$(0.32)	$0.85
Class C (series I) common stock	N/A	$0.39	$0.51	$(0.45)	$0.96
Class C (series II) common stock	N/A	$0.30	$0.12	$0.12	$0.79
Class C (series III and IV) common stock	N/A	$0.39	$0.51	$(0.45)	$0.96

	Quarter Ended (unaudited)				Fiscal Year
Visa U.S.A. Inc.iii	Dec.31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	2007 Total
Operating revenues	$845	$813	$940	$992	$3,590
Operating income (loss)	309	271	333	(2,362)	(1,449)
Net income (loss)	205	180	223	(1,684)	(1,076)

[i]	For the three months ended December 31, 2007, the Company did not have any dilutive potential common shares. The stockholders of each regional class and series of common stock are legally

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2008

(in millions, except as noted)

entitled to equal per share distributions whether through dividends or upon liquidation. The Company therefore presented a single earnings per share amount applicable to all outstanding classes of common stock for period presented ending prior to the IPO.

ii

Following the IPO, the Company calculated net income per share using the two-class method under the guideline of SFAS No. 128 to reflect the different rights of each class and series of outstanding common stock.

iii

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1935, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of Company’s internal control over financial reporting as of September 30, 2008. Based on management’s assessment, management has concluded that Company’s internal control over financial reporting was effective as of September 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability or financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks discussed in Item 1A—“Risk Factors” in this report.

Based on management’s assessment, management has concluded that Company’s internal control over financial reporting was effective as of September 30, 2008.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2008, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

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

From October 1, 2007 through November 8, 2007, the fee payable for the licenses was $6 million per quarter. Thereafter, and through October 5, 2008, the fee payable for the licenses was $142.5 million per year, payable quarterly, which we refer to as the quarterly base fee, reduced by an amount equal to $1.146 billion multiplied by the three-month LIBOR rate plus 100 to 200 basis points. Thereafter, the fee payable for the licenses will be the quarterly base fee. Beginning November 9, 2010, this fee will be increased annually based on the annual growth of the gross domestic product of the European Union. Between the closing of our proposed initial public offering and October 5, 2008, the quarterly base fee will be reduced by an amount equal to the product of the following: (i) our net proposed initial public offering price per share; (ii) the number of class C (series III) shares held by Visa Europe that would have been redeemed immediately, but for provisions in our amended and restated certificate of incorporation that permit Visa Europe to that delay the redemption of such shares until October 6, 2008 and; (iii) the three-month LIBOR rate plus 100 to 200 basis points.

Visa Europe may, at its option, license new trademarks and intellectual property and certain derivative intellectual property developed by the licensors at a fair market value royalty to be determined by Visa Europe and us at the time of such license grant. In the event that we propose to merge with, or sell all or a substantial part of our assets to, a competitor of Visa Europe, Visa Europe may, at its option, acquire from us, at a fair market value to be determined by Visa Europe and us at the time of such acquisition, those intellectual property assets covered by the licenses to the framework agreement as Visa Europe may require to allow it to continue operating its business in the manner conducted at such time. We may, at our option, license Visa Europe’s regional clearing and settlement system at a fair market value royalty to be determined by and Visa Europe and us at the time of such license grant.

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

For five years following the reorganization, we have agreed not to offer or promote non-Visa branded products and services within the field in Visa Europe’s region and Visa Europe will not offer or promote non-Visa branded products and services within the field outside of its region. We have given Visa Europe the right of first refusal prior to our proposed offering any core products in the Visa Europe region that are not branded with a Visa mark.

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

The price per share at which both the call option and the put option will be exercisable will be calculated by, first, multiplying (A) the sum of (i) the projected sustainable net operating income of Visa Europe and its affiliates for the 12 months starting with the beginning of the calendar quarter commencing immediately after the exercise of the relevant option, subject to certain additional adjustments to account for, among other things, assets not transferred to us pursuant to the relevant option, (ii) an allocable portion of the fully phased-in cost synergies.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information about individuals who currently serve as our directors and/or executive officers.

Name	Age	Position
Joseph W. Saunders	63	Chairman, Chief Executive Officer and Class II Director
Byron H. Pollitt	57	Chief Financial Officer
John C. (Hans) Morris	49	President
William M. Sheedy	41	President, North America
Joshua R. Floum	50	General Counsel and Corporate Secretary
John M. Partridge	59	Chief Operating Officer
Ellen Richey	59	Chief Enterprise Risk Officer
Elizabeth Buse	47	Global Head of Product
Hani Al-Qadi	45	Class I Director
Thomas Campbell(1)(2)(3)	56	Class II Director
Gary Coughlan(3)(4)	64	Class II Director
Mary B. Cranston(3)(4)	60	Class II Director
Charles T. Doyle	74	Class I Director
Francisco Javier Fernandez-Carbajal(3)(4)	53	Class II Director
Peter Hawkins	54	Class I Director
Suzanne Nora Johnson(1)(2)(3)	51	Class II Director
Robert W. Matschullat(3)(4)	61	Class III Director
David I. McKay	45	Class I Director
Cathy Elizabeth Minehan(3)(4)	61	Class III Director
David J. Pang(2)(3)	65	Class III Director
Charles W. Scharf	43	Class I Director
Segismundo Schulin-Zeuthen	64	Class I Director
William Shanahan(1)(2)(3)	68	Class III Director
John A. Swainson(1)(3)	54	Class III Director

(1)	Member of our compensation committee.
(2)	Member of our nominating and corporate governance committee.
(3)	Independent director.
(4)	Member of our audit and risk committee.

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

John C. (Hans) Morris joined Visa Inc. as President in July 2007. From November 2002 until joining Visa Inc., he served as Chief Financial Officer of Citi Markets & Banking (CMB), the capital markets, banking and transaction services business of Citigroup Inc. In this capacity, he was responsible for finance, operations and technology for CMB. Prior to this role, he served in positions of increasing responsibility with Salomon Smith Barney and its predecessor companies for 22 years, including most recently as Vice Chairman and Chief Operating Officer of the Salomon Smith Barney Investment Banking Division from March 2000 to November 2002. Mr. Morris holds a Bachelor of Arts degree from Dartmouth College.

William M. Sheedy joined Visa U.S.A. in May 1993 and in September 2008 was appointed President of Visa Inc.’s North America region. Prior to this role, he served as Executive Vice President, acting in the capacity of principal financial officer, of Visa Inc. during the transition prior to the completion of the reorganization, and as Global Head of Corporate Strategy and Business Development of Visa Inc. He was also previously Executive Vice President of Interchange Strategy and Corporate Restructuring Initiatives at Visa U.S.A. In November 2006, he assumed responsibility for all financial-related matters associated with Visa’s reorganization. Prior to joining Visa U.S.A., from 1990 to 1993, he was employed at First Nationwide Bank (currently Citibank) as a Senior Financial Manager in Corporate Finance. Mr. Sheedy holds a Bachelor of Science degree in Finance from West Virginia University and a Master of Business Administration degree from University of Notre Dame.

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

John M. Partridge is the Chief Operating Officer of Visa Inc. He joined Visa U.S.A. in October 1999 and served as President and Chief Executive Officer of Inovant from November 2000 until 2007. From 1998 until joining Visa, Mr. Partridge served as Senior Vice President and Chief Information Officer of Unum Provident Corp., where he led a corporate restructuring initiative and had direct responsibility for technology and operations. From 1989 to 1998, Mr. Partridge was Executive Vice President for Credicorp Inc., where he was responsible for consumer banking, technology and operations. Prior to joining Credicorp Inc., Mr. Partridge held various management positions with Wells Fargo Bank. Mr. Partridge holds a Bachelor of Science degree in Economics from the University of California at Berkeley.

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

Elizabeth Buse has served as Global Head of Product of Visa Inc. since June 2007. Ms. Buse joined Visa U.S.A. in 1998 and served as Executive Vice President of Product Development and Management from January 2002 until June 2007. Prior to joining Visa U.S.A., she served as Vice President of strategic initiatives for the Electronic Funds Division of First Data Corporation from 1996 to 1998. Ms. Buse holds a Bachelor of Arts degree in Spanish Linguistics from the University of California, Los Angeles and a Master of Business Administration degree from the Haas School of Business at the University of California at Berkeley.

Hani Al-Qadi has served as a director of Visa Inc. since October 2007. Mr. Al-Qadi is General Manager and Chief Executive Officer of Arab Jordan Investment Bank. Previously, he was General Manager and Vice Chairman of the Bank from February 1997 to April 2008. He also currently serves as Chairman of the board of directors of our affiliate, Visa Jordan Card Services Limited Co.; and as a director of Salam International Investment Limited, a Middle East conglomerate with diversified operations in technology and communications, construction and development, luxury and consumer products, energy and industry, and investments and real estate. He also has served as Managing Director and a director of Mediterranean Tourism Investment Company since January 1997 and Managing Director and a director of the Palestine Investment Bank since September 1994. He previously served as a director of Palestine Telecommunications Company Ltd. He also previously served as a director of Visa CEMEA from September 2000 to October 2007. Mr. Al-Qadi holds a Bachelor of Science degree in Civil Engineering from Imperial College of Science and Technology, London and a Master of Business Administration degree from Harvard Business School.

Thomas Campbell has served as a director of Visa Inc. since October 2007. Mr. Campbell is a Professor of Business at the Haas School of Business of the University of California, Berkeley. He served as Bank of America Dean of the Haas School of Business from August 2002 to December 2004 and from December 2005 to June 30, 2008. He was Director of the California Department of Finance from December 2004 to November 2005 and a professor at Stanford Law School from September 1987 to August 2002. Mr. Campbell currently serves on the board of directors of FormFactor, Inc., a manufacturer of wafer probe cards and is “of counsel” to the law firm of Gibson, Dunn, & Crutcher LLP. Mr. Campbell holds a Bachelor of Arts degree and Masters degree in Economics from the University of Chicago, a J.D. degree from Harvard Law School and a Ph.D. in Economics from the University of Chicago.

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

Mary B. Cranston has served as a director of Visa Inc. since October 2007. Ms. Cranston is currently the Firm Senior Partner of Pillsbury Winthrop Shaw Pittman LLP, an international law firm. She was the Chair and Chief Executive Officer of Pillsbury from January 1999 until April 2006, and continued to serve as Chair of Pillsbury until December 2006. She currently serves as a director of

GrafTech International, Ltd., a manufacturer of carbon and graphite products, Juniper Networks, Inc., and International Rectifier Corporation. Ms. Cranston holds an A.B. degree in Political Science from Stanford University, a J.D. degree from Stanford Law School and a Master of Arts degree in Educational Psychology from the University of California at Los Angeles.

Charles T. Doyle has served as a director of Visa Inc. since October 2007. Mr. Doyle served as a director of Visa U.S.A. from October 1990 to October 2007, a director of Visa International from December 2000 to October 2007 and Chairman of the board of directors of Inovant from September 2007, where he was a director from November 2000 until October 2007. Mr. Doyle has served as Chairman of the board of directors of Texas First Bank, an independent community bank, since October 1972 and Chairman and Chief Executive Officer of Texas Independent Bancshares, Inc., a financial services holding company, since March 1979. From January 1996 to December 1998, Mr. Doyle served on the Federal Advisory Council to the Board of Governors of the Federal Reserve in Washington, D.C., and from January 1985 to December 1991, as a director of the Federal Reserve Bank in Dallas, Texas. He also served as Mayor of the City of Texas City from May 1990 to May 2000. Mr. Doyle holds a Bachelor of Business Administration degree in Management and Economics from the University of Oklahoma and a Master of Business Administration degree from the University of Houston.

Francisco Javier Fernandez-Carbajal has served as a director of Visa Inc. since October 2007. Mr. Fernandez-Carbajal has been a consultant for public and private investment transactions and a wealth management advisor since January 2002. From July 2000 to January 2002, Mr. Fernandez-Carbajal served as Chief Executive Officer of the Corporate Development Division of Grupo Financiero BBVA Bancomer, a financial institution in Mexico. Prior to this role, he served in other senior executive positions since joining Grupo Financiero BBVA Bancomer in September 1991, including most recently as President from October 1999 to July 2000. Mr. Fernandez-Carbajal currently serves as Chairman of the Board of Primero Fianzas, a surety company in Mexico. He is also a director of Fomento Economico Mexicano, a beverage company in Latin America, Grupo Aeroportuario del Pacifico, a company that operates airports in Mexico, and Fresnillo, PLC, a precious metal mining company with operations based in Mexico. Mr. Fernandez-Carbajal holds a degree in Mechanical & Electrical Engineering from the Instituto Tecnológico y de Estudios Superiores de Monterrey and a Master of Business Administration degree from the Harvard Business School.

Peter Hawkins has served as a director of Visa Inc. since October 2007. Mr. Hawkins served as a director of Visa International from October 2001 to October 2007 and a director of Inovant from November 2001 to February 2005 and from October 2005 to April 2006. Mr. Hawkins served in positions of increasing responsibility with Australia and New Zealand Banking Group Limited since joining in December 1971, most recently as Group Managing Director, Group Strategic Development from April 2002 to his retirement in December 2005. He is a non-executive director of Mirvac Group, the Treasury Corporation of Victoria, Liberty Financial, St. George Bank Limited and Clayton Utz. He was also the Chairman of the board of directors of Visa AP from May 2005 to October 2007. Mr. Hawkins holds a Bachelor of Commerce and Administration degree at Victoria University, Wellington, New Zealand.

Suzanne Nora Johnson has served as a director of Visa Inc. since October 2007. Ms. Johnson was a Vice Chairman of The Goldman Sachs Group, Inc. from November 2004 to January 2007. Prior to this role, she served in several senior management positions at Goldman Sachs since joining in December 1985, including as head of the Global Investment Research Division from February 2002 to January 2007, as Chairman of the Global Markets Institute from November 2004 to January 2007 and as a member of the management committee from February 2002 to January 2007. She currently serves on the board of directors of the American International Group, Inc., a global insurance and financial services company, and the audit committees of the boards of directors of Intuit Inc., a provider of business, financial management and tax solutions and Pfizer Inc., a research-based global pharmaceutical company. Ms. Johnson holds a Bachelor of Arts degree in Economics, Philosophy/Religion and Political Science from the University of Southern California and a J.D. degree from Harvard Law School.

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

David I. McKay has served as a director of Visa Inc. since October 2007. Mr. McKay is Group Head of Canadian Banking, Royal Bank of Canada. Previously, he served as the Chairman of Visa Canada from May 2006 to October 2007, a director of Visa Canada from March 2005 to October 2007 and a director of Visa International from April 2007 to October 2007. Mr. McKay was also the Executive Vice President of Personal Financial Services at Royal Bank of Canada from October 2006 to April 2008. Prior to this role, he served in positions of increasing responsibility since joining Royal Bank of Canada in 1988, including as Head of Personal Banking from October 2005 to October 2006 and Senior Vice President of Financing Products from October 2003 to October 2005. Mr. McKay holds a Bachelor of Mathematics degree from the University of Waterloo and a Master of Business Administration degree from the Ivey Business School at University of Western Ontario.

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

David J. Pang has served as a director of Visa Inc. since October 2007. Mr. Pang has been an adjunct Professor in the Faculty of Business Administration of The Chinese University of Hong Kong since 2002 and the Faculty of Business of City University of Hong Kong since 2004. He served as Chief Executive Officer of the Airport Authority of Hong Kong from January 2001 to February 2007. He was Corporate Vice President of E.I. DuPont de Nemours and Company and the Chairman of DuPont Greater China from 1995 to 2000. Mr. Pang currently serves as Chief Executive Officer of Kerry Group Kuok Foundation Limited, a charitable organization and is a director of SCMP Group Limited, a newspaper and magazine publishing company. He holds a Masters degree in Engineering from the University of Rhode Island and a Ph.D. in Engineering from the University of Kentucky.

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

Segismundo Schulin-Zeuthen has served as a director of Visa Inc. since October 2007. Mr. Schulin-Zeuthen served a director of Visa International from July 2003 to October 2007 and a director of Inovant from February 2004 to October 2007. Mr. Schulin-Zeuthen served as a member of the board of directors of Banco de Chile from May 1999 to March 2007 and was Chairman of the board of directors from May 1999 to March 2004. Previously, he was President and Chief Executive Officer of Banco de Chile from 1987 to May 1999. He also is a director of Sonda S.A. He served as the Chairman of the board of directors of Visa LAC from March 2003 to October 2007. Mr. Schulin-Zeuthen holds a Bachelor of Science degree in Commercial Engineering from the Universidad de Chile.

William Shanahan has served as a director of Visa Inc. since October 2007. Mr. Shanahan was the President of Colgate-Palmolive Company from 1992 to September 2005. He is currently on the board of directors and audit committee of Diageo PLC, a premium drinks business with a collection of international brands. He is a director of MSD Performance Group, a privately held U.S. Company, and is a Management Advisor to Value Act Capital of San Francisco. He holds a Bachelor of Arts degree in Geography from Dartmouth College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. Based solely on our review of the copies of such forms received by us and written representations from reporting persons, we believe that all of our officers and persons who beneficially own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2008.

Code of Ethics

Our Chief Executive Officer and senior financial officers, whom we refer to collectively as senior officers, are required to comply with the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers adopted by our board of directors (the “Codes”). The Codes require the senior officers to engage in honest and ethical conduct in performing their duties, provide guidelines for the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and provide mechanisms to report unethical conduct. Our senior officers will be held accountable for their adherence to the Codes. If we amend or grant any waiver from a provision of our Codes, we will publicly disclose such amendment or waiver in accordance with and if required by applicable law, including by posting such amendment or waiver on our website or by filing a report on Form 8-K.

A copy of the Codes is attached hereto as Exhibit 14.1 and is available on our website at http://www.visa.com.

Material Changes to the Procedures by which Security Holders May Recommend Changes to the Company’s Board of Directors

Until March 25, 2011, our board of directors will consist of 17 directors, 10 of whom must be independent directors in accordance with applicable stock exchange and SEC rules, comprised of the following:

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

After March 25, 2011, the number of members of our board of directors will be determined by an affirmative vote of the majority of the board of directors. Our board of directors must at all times be comprised of at least 58% independent directors.

Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes of directors. The three classes, which are required to be as nearly equal in number as possible, are designated class I, class II and class III, and serve staggered terms.

Class I directors. Each regional director serves as a class I director. The term of the class I directors will expire on the date of the annual meeting of the Company in the calendar year 2008 (or, if no annual meeting is held in calendar year 2008 after the closing date of our restructuring, the first annual meeting of the Company held after such restructuring closing date). The individuals currently appointed as class I directors are Hani Al-Qadi, Charles T. Doyle, Peter Hawkins, David I. McKay, Charles W. Scharf, and Segismundo Schulin-Zeuthen. The term of the regional director for Europe, Johannes (Hans) I. van der Velde, expired automatically on the day immediately prior to the closing date of our IPO.

Class II directors. Our Chief Executive Officer and five of the independent directors serve as class II directors. The term of the class II directors will expire on the date of the annual meeting of the Company held in calendar year 2009, or, in the case of our Chief Executive Officer, the earlier of: (i) the date of the annual meeting of the Company held in calendar year 2009; and (ii) the date on which he ceases to hold the title of Chief Executive Officer. The individuals appointed as class II directors are Joseph W. Saunders, Thomas Campbell, Gary Coughlan, Mary B. Cranston, Francisco Javier Fernandez-Carbajal and Suzanne Nora Johnson.

Class III directors. The remaining independent directors serve as class III directors. The term of the class III directors will expire on the date of the annual meeting of the Company held in the calendar year 2010. The individuals appointed as class III directors are Robert W. Matschullat, Cathy Elizabeth Minehan, David J. Pang, William Shanahan and John A. Swainson.

After April 30, 2009 and prior to the date of the annual meeting of the Company occurring in the calendar year 2011, vacancies on the board for our class I directors will be filled with directors nominated by a representative sample of the financial institutions participating in the payments system operated by the Company and its subsidiaries and which are organized under the laws of countries (or their respective states, provinces, territories or dominions) falling within the geographic region to which such class I director pertains, as our board of directors may determine in its sole discretion, which is referred to as the regional nominating committee. If the board of directors does not approve a nominee submitted by the regional nominating committee, the vacancy will be filled by a director elected at a special meeting of our class A stockholders. Except as noted above, successors to each class of directors whose term is expiring shall be elected by the stockholders at the annual meeting of our class A stockholders and shall be elected for a term expiring at the third annual meeting of stockholders immediately following the annual meeting at which such successor director is elected; provided, however, that the term of our class I directors elected at the first annual meeting held after the closing date of our restructuring shall, in any event, expire on the day of the annual meeting of the Company held in the calendar year 2011.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee that provides assistance to our board of directors in, among other things, identifying individuals qualified to become our directors and selecting, or recommending that our board of directors select, nominees for our board of directors. The current members of the nominating and corporate governance committee are Thomas Campbell (chairperson), Suzanne Nora Johnson, David J. Pang and William Shanahan, each of whom has been determined to be “independent” under applicable stock exchange and SEC rules. Our Corporate Governance Guidelines provide that the nominating and corporate governance committee will consider director candidates who are timely proposed by the Company’s stockholders and are otherwise in accordance with our bylaws and other procedures established from time to time by the nominating and corporate governance committee. As a result of our restructuring, special procedures apply to the nomination of candidates for election as class I directors at an annual meeting held between January 1, 2008 and on or before April 30, 2009. Pursuant to our amended and restated certificate of incorporation, each class I director candidate nominated to stand for election between January 1, 2008 and April 30, 2009 must be a senior executive or former senior executive of a Visa member (or a serving director who has been nominated for re-election upon the expiration of his or her term) and be approved by the then-serving class I directors. In addition, on October 16, 2008, we announced that the board of directors approved and adopted amendments to our bylaws clarifying that stockholders seeking to nominate directors must comply with the stockholder notice requirements of Section 2.5 of our bylaws and requiring that stockholders seeking to nominate directors must disclose, upon request, information regarding any derivative positions or other interests held by such stockholders with respect to our equity securities. The foregoing summary is qualified in its entirety by reference to our bylaws. The committee operates pursuant to a written charter, which is posted on the Company’s website at http://www.visa.com.

Audit and Risk Committee and Audit and Risk Committee Financial Expert

Our audit and risk committee, among other things, provides assistance to our board of directors in fulfilling its responsibilities with respect to its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, our internal control over financial reporting and the performance of our internal audit function and independent registered public accounting firm. The audit and risk committee is also responsible for the selection, retention, termination, compensation and oversight of the work of our independent registered public accounting firm. The current members of the audit and risk committee are Robert W. Matschullat (chairperson), Gary Coughlan, Mary B. Cranston, Francisco Javier Fernandez-Carbajal and Cathy Elizabeth Minehan, each of whom has been determined by our board to be independent under applicable stock exchange and SEC rules. Robert W. Matschullat is an “audit committee financial expert” as that term is defined under SEC rules. The committee operates pursuant to a written charter, which is posted on the Company’s website at http://www.visa.com.

Compensation Committee

Our compensation committee, among other things, provides assistance to our board of directors in fulfilling its responsibilities with respect to (1) establishing and reviewing the overall compensation philosophy of the Company; (2) reviewing and approving corporate goals and objectives relevant to the CEO and other executive officers’ compensation, including annual performance objectives; (3) evaluating the performance of the CEO and other executive officers in light of these goals and objectives and, based on such evaluation, determining and approving the annual compensation of the CEO and other executive officers, including salary, bonus, stock options and other benefits; (4) reviewing and recommending to the full board the compensation of our directors; and (5) monitoring the Company’s incentive and equity-based compensation plans. The compensation committee also is responsible for reviewing and discussing with the Company’s management the disclosures to be included in the Company’s annual filings. The current members of the compensation committee are William Shanahan (chairperson), John A. Swainson, Thomas Campbell, and Suzanne Nora Johnson, each of whom has been determined by our board to be independent under applicable stock exchange and SEC rules. The committee operates pursuant to a written charter, which is posted on the Company’s website at http://www.visa.com.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This section describes the compensation program for each person serving as our Chief Executive Officer and Chief Financial Officer in the 2008 fiscal year and each of the three most highly compensated executive officers serving at the end of the 2008 fiscal year (collectively, our named executive officers). The named executive officers for the 2008 fiscal year are:

•	Chief Executive Officer, Joseph W. Saunders;

•	Chief Financial Officer, Byron H. Pollitt;

•	President, John C. (Hans) Morris;

•	Chief Operating Officer, John M. Partridge; and

•	General Counsel, Joshua R. Floum.

Compensation Philosophy and Objectives

Our global total rewards programs have been designed to support a globally consistent compensation philosophy while accommodating the regulatory, cultural and/or practical differences in the different geographies in which we have operations. We expect this approach will enable us to attract, retain and motivate our employees and will emphasize performance-based differentiation of compensation that rewards employees for the achievement of corporate goals and the realization of increased stockholder value. In order to be competitively positioned to attract and retain key executives, we target total compensation for executive officers, including salary, annual incentive target and long-term incentive target, at the 50th percentile of compensation paid to similarly situated executive officers of the companies comprising our compensation peer group. The actual level of total compensation is determined by individual, group or company performance and can approximate the 75th percentile of our compensation peer group’s total compensation to reward key executive officers who demonstrate exceptional experience, skills, competencies and performance.

Our compensation committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals, and that aligns executive officers’ interests with those of our stockholders by rewarding performance that meets or exceeds established goals, with the ultimate objective of increasing stockholder value. Our compensation committee annually evaluates both performance and compensation of key employees to ensure that we maintain our ability to attract and retain superior employees in key positions relative to the compensation paid to similarly situated executives of our peer companies and that compensation paid to our key employees remains competitive. To that end, our compensation committee believes compensation provided to our executive officers should include both cash and equity-based compensation.

Role of Chief Executive Officer in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer, whose performance is reviewed by the compensation committee). He then presents his recommendations based on these reviews, including with respect to items such as salary adjustments and annual award amounts, to the compensation committee. Our Chief Executive Officer approves annual performance goals for our other executive officers. The compensation committee can exercise discretion in modifying any compensation recommendations relating to executive officers that were made by our Chief Executive Officer and will approve all other compensation decisions for our executive officers.

Setting Executive Compensation

Our compensation committee has structured executive compensation to include an annual cash incentive component and a long-term equity incentive component to motivate our executive officers to achieve their business goals and reward them for achieving such goals.

We have retained Towers Perrin, a global human resources consulting firm, to conduct an annual review of our total compensation program with respect to executive compensation. This review reports on the aggregate level of our executive compensation, as well as the combination of elements used to compensate our executive officers. This review is based on public information and third party surveys of executive compensation paid by publicly traded peer companies of similar size and focus, including financial services, processing, technology and business services companies, which we refer to, collectively, as the compensation peer group.

The criteria used to identify the compensation peer group are: (1) industry—we expect that we will compete for talent with financial services, processing, high technology and business services companies; (2) geography—to ensure that the companies identified as peers have broad international presence because we are a company with global operations and (3) financial scope—our management talent should be similar to that in companies that have similar financial characteristics (e.g., revenues, market capitalization and total assets). The companies comprising the compensation peer group for purposes of compensation determinations made for the 2008 fiscal year are:

	Financial Services	Processing	Technology	Business Services

Equivalent-Sized Peers	• American Express • Capital One • HSBC North America • PNC Financial • Wells Fargo	• ADP • Discover Financial • eBay • Fiserv • MasterCard • State Street	• Google • Oracle • Sun Microsystems	• EDS

Large Peers	• Bank of America • Citigroup • JPMorgan Chase		• Cisco • Intel • IBM

The compensation peer group is divided into two groups for purposes of compensation benchmarking. For “equivalent-sized” companies (revenues generally less than $30 billion), we select benchmark positions that most accurately reflect the responsibilities of our executive officers. For “large” companies (revenues generally greater than $30 billion), we select benchmark positions at the business unit level, where available, and positions with reporting levels that are generally one reporting level below comparable positions at Visa Inc. and the “equivalent-sized” companies in the compensation peer group.

The compensation peer group provides a relevant benchmark of compensation levels from external sources and allows us to assess the compensation practices of our primary competitors for employees. In addition, the compensation peer group indicates the practices of leading organizations of comparable scope and focus and provides a benchmark for establishing corporate performance expectations for our incentive programs.

A significant percentage of total compensation is allocated to incentive-based compensation as a result of the compensation philosophy mentioned above. Although our compensation committee has not adopted any formal guidelines for allocating total compensation between either cash or non-cash, annual or long-term incentive compensation, we maintain compensation plans that tie a substantial portion of our executives’ overall compensation to the achievement of our company goals.

We also use sign-on bonuses from time to time when recruiting executive officers. Specifically, we may agree to pay a sign-on bonus to make our employment offers competitive given that candidates who are currently employed at other companies frequently forfeit potential compensation by accepting employment with us.

Following the completion of our restructuring, we adopted internally-consistent compensation programs and policies for our named executive officers. The new agreements replaced existing or legacy agreements that were in place prior to the IPO with employment agreements that: (1) have longer terms of employment; (2) have standardized severance terms and (3) eliminate certain perquisites. Specifically, on February 7, 2008, we entered into an employment agreement with

Mr. Saunders commencing upon the date immediately prior to our initial public offering. We also entered into new employment agreements with each of our other named executive officers that were effective immediately prior to our initial public offering. See “—Employment Arrangements and Potential Payments Upon Termination and Change in Control.”

Executive Compensation Components

The principal components of compensation of our executive officers are:

•	base salary;

•	annual incentive plan;

•	long-term incentive compensation;

•	retirement and other benefits;

•	perquisites and other personal benefits; and

•	post-termination severance.

Our total compensation package is primarily weighted toward the following three components: base salary, annual incentive compensation and long-term incentive compensation. In setting each executive’s target total compensation, we benchmark his or her total compensation package as well as each component of the compensation package against our compensation peer group. However, the compensation committee does not use a formulaic approach in determining the appropriate compensation mix. Rather, the committee determines each executive’s actual base salary, annual incentive target and long-term incentive target by considering both the external market data and internal equity amongst our executives based on their experience and performance and the nature and scope of their roles within our organization. The goal in setting the components of compensation is to provide a competitive total compensation package that balances market competitiveness to attract and retain talented employees with internal equity and that ties a sufficient portion of total compensation to individual and corporate performance.

Base Salary

The purpose of base salary is to reward demonstrated experience, skills and competencies relative to the market value of the job. Our compensation committee approves the base salaries of all our executive officers. Base salaries are targeted at the median of the compensation peer group for comparable skills and experience, but the compensation committee allows for flexibility in setting salaries above or below the median amount based on the expertise, performance or proficiency of individual executive officers.

During its review of the base salaries of our executive officers for the 2008 fiscal year, the compensation committee considered:

•	market data of the compensation peer group, which was provided by our outside consultants;

•	internal review of each executive officer’s compensation, both individually and relative to other executive officers; and

•	individual performance of the executive officer.

The base salary levels of executive officers are typically considered annually as part of our performance review process, as well as upon an executive officer’s promotion or other change in an executive officer’s job responsibilities. Based on the compensation committee’s review of the executive officers’ salaries relative to the market data and the salaries of our other executive officers, the compensation committee determined that the salaries of each of the named executive officers was appropriately positioned and no salary adjustments were made for our named executive officers during the 2008 fiscal year.

Annual Incentive Plan

The Visa Inc. Incentive Plan, which we refer to as our annual incentive plan, has been designed to reward annual performance and achievement of strategic goals, align employee interests with those of our stockholders and provide market-competitive compensation to employees on an individual employee basis. Goals under the annual incentive plan are based on global corporate performance metrics for the fiscal year. The compensation committee establishes the target incentives at the median of the compensation peer group, consistent with local market practice. Individual awards are allocated based on a combination of corporate, group and individual performance measures, which vary by the level of the employee’s position and the scope of the employee’s responsibilities. At the most senior levels in the organization, the measures used to determine awards are heavily weighted toward corporate performance with a small portion dependent upon the achievement of either group or individual performance goals or, at the compensation committee’s discretion, may be based entirely on corporate performance goals without an individual performance component. The compensation committee measures performance and determines award amounts after the completion of each fiscal year. The compensation committee may, in its discretion, adjust performance measures based on extraordinary occurrences.

The compensation committee approved the following corporate performance measures for fiscal 2008: (1) successful completion of our initial public offering and (2) delivery of superior financial performance as measured by net income, weighted equally, with 50%, 100% and 200% payouts as a percentage of each executive’s target annual bonus at threshold, target and maximum levels of performance, respectively.

The performance goals for target, threshold and maximum, as well as the actual level of performance achieved for the 2008 fiscal year, are displayed in the following table:

(in $Millions) Metric	Weighting (%)	Threshold ($)	Target ($)	Maximum ($)	Result	Achievement Relative To Target
Successful completion of initial public offering	50	Subjective assessment of compensation committee			Maximum	Maximum
Net income	50	1,099	1,221	1,362	1,597	Maximum

The actual net income of $1.597 billion was determined as GAAP net income excluding the following extraordinary item. Specifically, the item excluded by the compensation committee was the litigation provision of $1.1 billion in connection with an agreement in principle reached with Discover Financial Services to settle pending litigation outlined earlier in this document. Based on meeting or exceeding the maximum corporate goals, the committee determined that both corporate components for each named executive officer would be funded at 200% of target.

For the fiscal 2008 annual award of our Chief Executive Officer, 80% was dependent on achievement of the Visa Inc. corporate performance measures determined by the compensation committee which are described above and the remaining 20% was dependent on the achievement of the individual performance measures similarly determined by the compensation committee which were: (1) to continue the process of restructuring Visa Inc.; (2) to develop and execute Visa Inc.’s global corporate strategy; and (3) to develop and implement requisite policies, controls, governance procedures and processes appropriate for a world class organization. Following the end of fiscal 2008, the committee, in its discretion, determined that Mr. Saunders had exceeded his individual performance goals and therefore the individual portion of Mr. Saunders’s annual incentive was awarded at 150% of the target.

For the other executive officers, 70% of their fiscal 2008 annual award was determined based on the achievement of corporate performance measures determined by the compensation committee, which are described above. The remaining 30% was based on individual/group performance measures which were determined by the Chief Executive Officer and reviewed by the compensation committee. The compensation committee determined that the split of 70% corporate and 30% individual/group performance goals for our other executive officers appropriately reflects that, like our Chief Executive Officer, each of these officers shares the primary goals and objectives of the overall Company, but also recognizes the importance of motivating them to achieve the goals that relate solely to their area of responsibility.

Mr. Pollitt’s fiscal 2008 individual performance goals were: (1) successful completion of our initial public offering; (2) delivery of the finance-related synergy savings committed to in the fiscal 2008 budget; (3) creation of a global integrated finance organization with clear accountabilities for reporting and pricing/incentive processes, practices and controls; and (4) establishment of effective operations and controls. The Chief Executive Officer, in his discretion, determined, and the compensation committee agreed, that Mr. Pollitt exceeded his individual performance goals and therefore the individual portion of Mr. Pollitt’s annual incentive was awarded at 200% of the target. Additionally, based on Mr. Pollitt’s outstanding contribution toward the success of the initial public offering, the Chief Executive Officer recommended that Mr. Pollitt receive an additional discretionary bonus of $500,000 and the compensation committee agreed and approved the additional amount.

Mr. Morris’s fiscal 2008 individual performance goals were: (1) attainment of specified financial and market goals in various markets; (2) implementation of a global client management process; (3) enhancement of effectiveness of spending in marketing and sponsorships; and (4) globalization and improvement of our talent management process. The Chief Executive Officer, in his discretion, determined, and the compensation committee agreed, that Mr. Morris exceeded his individual performance goals and therefore the individual portion of Mr. Morris’s annual incentive was awarded at 170% of the target.

Mr. Partridge’s fiscal 2008 individual performance goals were: (1) successful completion of the initial public offering; (2) delivery of superior financial performance; (3) maintenance of core processing systems availability; (4) attainment of specified purchase volume growth rates; and (5) establishment of a global integrated organization. The Chief Executive Officer, in his discretion, determined, and the compensation committee agreed, that Mr. Partridge exceeded his individual performance goals and therefore the individual portion of Mr. Partridge’s annual incentive was awarded at 200% of the target.

Mr. Floum’s fiscal 2008 individual performance goals were: (1) litigation management; (2) provision of superior legal counsel; (3) efficient execution of all transactional legal matters related to Visa Inc.’s business goals and objectives; (4) advancement of legislative and regulatory agenda; and (5) management of internal and external resources in a cost-effective manner. The Chief Executive Officer, in his discretion, determined, and the compensation committee agreed, that Mr. Floum exceeded his individual performance goals and therefore the individual portion of Mr. Floum’s annual incentive was awarded at 164% of the target.

Under the annual incentive plan, target incentive opportunities are expressed as a percentage of base salary, which percentage is determined by the compensation committee, based on position, market pay levels and our overall compensation philosophy, which emphasizes performance-based compensation. The table below sets forth the 2008 target annual incentive opportunities as a percentage of salary for our named executive officers and the threshold, target, maximum and actual payout amounts. The actual payout amount is computed based on the actual performance, as outlined above, under the annual incentive plan for fiscal 2008.

	2008 Target Award (% of base salary)	2008 Threshold Award (50% of Target Award) ($)	2008 Target Award (100% of Target Award) ($)	2008 Maximum Award (200% of Target Award) ($)	2008 Actual Award ($)
Joseph W. Saunders	250	1,187,500	2,375,000	4,750,000	4,512,500
Byron H. Pollitt	100	325,000	650,000	1,300,000	1,300,000
John C. (Hans) Morris	150	562,500	1,125,000	2,250,000	2,150,000
John M. Partridge	150	562,500	1,125,000	2,250,000	2,250,000
Joshua R. Floum	100	277,500	555,000	1,110,000	1,050,000

The following table provides a supplemental breakdown of the three components that make up the actual 2008 award (excluding any discretionary award). Both the dollar amount of the award and the award as a percentage of the target are displayed for each component.

	Corporate Component based on Net Income	% of Target	Corporate Component based on Success of IPO	% of Target	Individual Component	% of Target	Total 2008 Award	% of Target
Joseph W. Saunders	1,900,000	200%	1,900,000	200%	712,500	150%	4,512,500	190%
Byron H. Pollitt	455,000	200%	455,000	200%	390,000	200%	1,300,000	200%
John C. (Hans) Morris	787,500	200%	787,500	200%	575,000	170%	2,150,000	191%
John M. Partridge	787,500	200%	787,500	200%	675,000	200%	2,250,000	200%
Joshua R. Floum	388,500	200%	388,500	200%	273,000	164%	1,050,000	189%

Long-Term Incentive Compensation

Prior to the reorganization, cash-based awards under the long-term incentive plan, or LTIP awards were generally provided through plans maintained by Visa U.S.A. (and its majority-owned subsidiary, Inovant). No cash-based LTIP awards were made during fiscal 2008. Instead, we provided equity awards in conjunction with our initial public offering for our employees pursuant to the Visa Inc. 2007 Equity Incentive Compensation Plan. Although no new cash LTIP awards have been made (and such awards will no longer be made) under the long-term incentive plans, the plans will remain in effect for the past awards that have not yet vested or been settled.

The Visa Inc. 2007 Equity Incentive Compensation Plan, which we refer to as the equity incentive plan, was adopted to award long-term compensation following our reorganization. The equity incentive plan is designed to align management interests with those of stockholders, provide opportunities for wealth creation and ownership, and encourage a long-term focus, all of which we believe promote retention and enable us to attract and motivate participants. Specifically, the equity incentive plan is intended to promote our long-term success and increase stockholder value by attracting, motivating and retaining our non-employee directors, officers, employees and consultants. To achieve this purpose, the equity incentive plan allows the flexibility to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other equity-based awards to eligible persons, covering a total of up to 59,000,000 shares of our class A common stock. The type(s) of equity award to be granted is determined annually by the compensation committee, which considers both the market practices and the desired impact of the incentive award in making its decision.

The equity incentive plan became effective in October 2007 upon the completion of our reorganization. The equity incentive plan will continue in effect until all of the common stock available under the equity incentive plan is delivered and all restrictions on those shares have lapsed, unless the plan is terminated earlier by our board of directors. No awards may be granted under the plan on or after 10 years from its effective date.

The compensation committee and, with respect to our non-employee directors, the board of directors administers the equity incentive plan and determines, in its discretion and in accordance with the plan, the non-employee directors, employees and consultants that may be granted awards under the equity incentive plan, the size and types of awards, the terms and conditions of awards, including vesting and forfeiture conditions, the timing of awards and the form and content of the award agreements.

The compensation committee approved the grant of stock options, restricted stock and restricted stock units upon our initial public offering to our employees (including our executive officers) and the board of directors approved the grant of restricted stock and restricted stock units to our non-employee directors. The compensation committee determined that grants to executive officers and other key employees made upon the initial public offering would be delivered primarily in the form of stock options. In determining the form of the awards and the amounts of the stock option awards for our executive officers, the compensation committee considered the practices of recent comparable initial public offerings to ensure competitiveness while recognizing that these were one-time special awards in connection with our initial public offering, which replaced the prior cash LTIP for fiscal 2008, and to align the executive officers’ compensation with shareholder interests.

The compensation committee also granted to some executive officers restricted stock or restricted stock units upon our initial public offering in connection with a 2007 special bonus program. Under this program, one-half of a special bonus awarded in 2007 was converted into, and delivered in, shares of restricted stock or restricted stock units upon our initial public offering. The restricted stock and restricted stock unit awards made to our executive officers in connection with the special bonus program will vest on the first anniversary of the grant date, which is March 18, 2009. The special bonus is not an ongoing component of our compensation plan.

Stock Grant Practices. The compensation committee has adopted a policy with respect to equity awards that contains procedures to prevent stock option backdating or other timing issues, as well as to implement corporate governance standards. Under this policy, the compensation committee approves annual grants to executive officers and other members of the executive leadership team at a meeting to occur during the quarter following the fiscal year end. The compensation committee has delegated the authority to the CEO as the sole member of the stock committee to make annual awards to other employees. The grant date for annual awards approved by the stock committee shall be the same as the date established for the grants to the executive leadership team.

In addition to the annual grants, stock awards may be granted at other times during the year to new hires, employees receiving a promotion and in other special circumstances. The policy requires that only the compensation committee may make such “off-cycle” grants to executive officers and other members of the executive leadership team. The compensation committee has delegated the authority to the stock committee to make “off-cycle” grants to employees who are not members of the executive leadership team, subject to guidelines established by the compensation committee. Any “off-cycle” awards approved by the stock committee must be granted on the fourth business day after we publicly announce earnings. For all newly issued option awards, the exercise price of the option award will be the closing price on the date of the grant.

Stock Ownership Guidelines. In February 2008, the compensation committee established stock ownership guidelines for our executive officers and selected other employees. These guidelines reinforce the importance of aligning the interests our executive officers with the interests of the shareholders. The guidelines are expressed in terms of the value of the equity holdings as a multiple of each officer’s base salary, as follows:

Officer	Stock Ownership Guideline
Joseph W. Saunders	5 x base salary
Byron H. Pollitt	4 x base salary
John C. (Hans) Morris	4 x base salary
John M. Partridge	4 x base salary
Joshua R. Floum	3 x base salary
Selected Others	1 to 3 x base salary

Equity interests that count toward the satisfaction of the ownership guideline include shares owned outright by the employee, shares jointly owned, restricted shares or restricted stock units and any shares owned in company retirement plans. Employees have five years to attain these ownership levels. We also have an insider trading policy which, among other things, prohibits executives from hedging the economic risk of their ownership.

Additionally, we have instituted stock ownership guidelines for our non-employee directors. See “—Director Compensation.”

Retirement and Other Benefits

Our benefits programs are designed to be competitive, cost-effective and compliant with local regulations. We generally target the median of the market, with flexibility to position above or below the median where local conditions dictate. It is our objective to provide core benefits, including medical, retirement, life insurance, paid time off and leaves of absence, to all employees and to allow for supplementary non-core benefits to accommodate regulatory, cultural and/or practical differences in the different geographies in which we have operations.

We sponsor a tax-qualified defined benefit pension plan, which we refer to as the retirement plan, and a tax-qualified defined contribution thrift plan, which we refer to as the thrift plan, to provide market driven retirement benefits to all eligible employees in the United States. In addition to the tax-qualified retirement plan and the thrift plan, we maintain a non-qualified excess retirement plan and a non-qualified excess thrift plan to make up for the limitations imposed on these tax-qualified plans by the Internal Revenue Code. We sponsor an unfunded non-qualified deferred compensation plan, which we refer to as the deferred compensation plan, which allows executive officers and certain other highly compensated employees to defer a portion of their annual incentive awards and their prior cash LTIP awards or sign-on bonuses to help them with tax planning and to provide competitive benefits. See “—Visa Retirement Plan,” “—Visa Thrift Plan” and “—Nonqualified Deferred Compensation.”

Perquisites and Other Personal Benefits

We may provide executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to attract and retain qualified executive officers and to facilitate the performance of executive officers’ management responsibilities. As part of our reorganization and review of our overall compensation strategy, we eliminated most perquisites for our executive officers, including car allowances and financial planning, beginning in fiscal 2008.

We maintain a company car and driver that are used primarily by the Chief Executive Officer for both business and personal use, with some business and limited personal use by other executive officers. In addition, we have a policy that allows the Chief Executive Officer, the President, the Chief Operating Officer and other key employees or their guests, as approved by the Chief Executive Officer, to use a corporate aircraft for limited personal use. Business priorities will always take precedence over personal usage. The use of the corporate aircraft allows for a more efficient use of executives’ time given the greater flexibility it allows in flight scheduling, provides a more secure traveling environment where sensitive business issues may be discussed and enhances personal safety. It is our current policy that unless the travel is at the request of Visa Inc., employees are responsible for all income taxes related to their personal usage of the corporate car or aircraft, as well as travel by their companions. The compensation committee reviews use of the aircraft on an annual basis.

Severance

We believe that it is appropriate to provide severance pay to executives whose employment is involuntarily terminated by us without cause, and, in some cases, voluntarily terminated by the executive for good reason, to provide transition income replacement, that will allow such executives to focus on our business priorities. For our executive officers, the severance package includes a gross-up payment relating to certain parachute payment excise taxes imposed on an executive. The amount of severance pay is primarily determined based on competitive benchmarking of severance benefits for similarly-situated executives with comparable scope and responsibility in other companies. We have entered into employment agreements with each of the named executive officers that provide severance pay under certain circumstances. See “—Employment Arrangements and Potential Payments Upon Termination or Change-In-Control.”

2009 Compensation

Annual Incentive Plan

The compensation committee has approved the following corporate performance measures and weightings for fiscal 2009: (1) adjusted net income weighted 80% and (2) net revenue growth weighted 20%. The compensation committee selected these performance goals because they are important indicators of increased shareholder value. The compensation committee also increased the proportion of the annual incentive awards for named executive officers that will be based on the corporate measures of performance to further align their interests with achievement of overall corporate goals.

The 2009 target annual incentive award levels and the proportion of the award determined by corporate performance are as follows:

	2009 Target Award (% of base salary)	2009 Target Award ($)	Proportion of Award Determined by Corporate Goals
Joseph W. Saunders	250%	2,375,000	100%
Byron H. Pollitt	100%	650,000	80%
John C. (Hans) Morris	150%	1,125,000	80%
John M. Partridge	150%	1,125,000	80%
Joshua R. Floum	100%	555,000	80%

Long-Term Incentive Compensation

On November 5, 2008, the compensation committee approved the annual equity awards for named executive officers and other employees for the 2009 fiscal year. In making awards to executive officers, the compensation committee elected to deliver the approved value in a combination of stock options, restricted stock/units and performance shares. Performance shares were included to further strengthen the link between company performance and compensation.

Tax Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the ability of Visa Inc. to deduct for tax purposes compensation in excess of $1,000,000 that is paid to our principal executive officer or any one of our three highest paid executive officers, other than our principal executive officer or principal financial officer, who are employed by us on the last day of our taxable year, unless, in general, the compensation is paid pursuant to a plan that is performance-related, non-discretionary and has been approved by Visa Inc.’s stockholders. No such limitation on deductibility was applicable to compensation paid in fiscal 2008. Compensation from awards made before our first annual meeting in 2012 under plans that existed before the closing of our initial public offering will be exempt from the deduction limitations otherwise imposed by Section 162(m), if the plan is not materially modified during this period. The compensation committee will review and consider the deductibility of executive compensation under Section 162(m) and may authorize certain payments in excess of the $1,000,000 limitation. The compensation committee believes that it needs to balance the benefits of designing awards that are tax-deductible with the need to design awards that attract, retain and reward executives responsible for the success of the company. Internal Revenue Code Section 274(e) limits the amount that companies can deduct for the personal use of corporate aircraft to the amount recognized as income by the executives that used the aircraft. For fiscal year 2008, the total amount of our disallowed tax deduction resulting from the personal usage of the corporate aircraft by our named executive officers and any guests was approximately $2,200,000.

Compensation Committee Report

The compensation committee has:

•	reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management; and

•

based on this review and discussion, the compensation committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in this annual report on Form 10-K for fiscal 2008.

COMPENSATION COMMITTEE

William Shanahan (chairperson)

Thomas Campbell

Suzanne Nora Johnson

John A. Swainson

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee (whose names appear under “—Compensation Committee Report”) is or has ever been one of our officers or employees. During the last fiscal year, none of our executive officers served as a member of the board of directors or the compensation committee of any other entity that has one or more executive officers serving on our board of directors or compensation committee.

Executive Compensation and Director Compensation Tables

Summary Compensation Table

The following table sets forth the total compensation earned for services rendered during fiscal 2008, 2007 and 2006 by the named executive officers of Visa Inc.: (1) the current principal executive officer and principal financial officer and (2) the three other most highly compensated executive officers during fiscal 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus(5) ($)	Stock Awards ($)(6)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation(8) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(9) ($)	All Other Compensation(10) ($)	Total ($)
Joseph W. Saunders(1) Chairman & Chief Executive Officer	2008	950,009	1,900,000	336,684	3,274,280	2,768,241	670,988	210,281	10,110,484
	2007	804,519	10,230,514	—	—	—	41,113	71,171	11,147,317
	2006	—	—	—	—	—	—	—	—

Byron H. Pollitt(2) Chief Financial Officer	2008	650,006	955,000	—	875,307	845,000	56,793	43,788	3,425,894
	2007	27,083	250,000	—	—	—	—	—	277,083
	2006	—	—	—	—	—	—	—	—

John C. (Hans) Morris(3) President	2008	750,007	787,500	—	1,615,946	1,362,500	85,383	278,216	4,879,552
	2007	145,192	3,343,750	—	—	—	5,429	6,837	3,501,208
	2006	—	—	—	—	—	—	—	—

John M. Partridge Chief Operating Officer	2008	750,029	787,500	511,904	1,454,355	1,236,951	1,886,912	149,763	6,777,413
	2007	635,411	1,170,183	—	—	3,169,989	475,512	129,571	5,580,666
	2006	625,025	1,076,320	—	—	2,576,690	533,214	117,101	4,928,350

Joshua R. Floum(4) General Counsel and Corporate Secretary	2008	555,022	388,500	316,068	646,379	242,459	86,854	57,506	2,292,788
	2007	532,104	445,918	—	—	2,132,372	84,029	72,922	3,267,345
	2006	—	—	—	—	—	—	—	—

(1)	Mr. Saunders joined Visa Inc. in February 2007 and therefore earned no compensation during fiscal 2006.
(2)	Mr. Pollitt joined Visa Inc. in September 2007 and therefore earned no compensation during fiscal 2006.
(3)	Mr. Morris joined Visa Inc. in July 2007 and therefore earned no compensation during fiscal 2006.
(4)	Mr. Floum became a named executive officer of Visa Inc. in fiscal 2007.
(5)	The amounts in column (d) for fiscal 2008 for Mr. Saunders, Mr. Pollitt, Mr. Morris, Mr. Partridge and Mr. Floum reflect the cash awards earned under the Visa Annual Incentive Plan based on the compensation committee’s assessment of the success of the initial public offering. The amount for Mr. Pollitt includes an additional discretionary cash bonus of $500,000.
(6)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the 2008 fiscal year, in accordance with FAS 123(R) of the stock awards and therefore includes amounts from awards granted in 2008. No awards were granted prior to 2008. Assumptions used in the calculation of these amounts are included in this Form 10-K . These stock awards were made in 2008 pursuant to the 2007 special bonus plan established by the Company’s predecessor entities.
(7)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the 2008 fiscal year, in accordance with FAS 123(R) of the stock options and therefore includes amounts from awards granted in 2008. No options were granted prior to 2008. Assumptions used in the calculation of these amounts are included in this Form 10-K .
(8)	The amounts in column (g) reflect cash awards earned under the Visa Annual Incentive Plan based on actual performance measured against the corporate objective established for net income. Under the plan, Mr. Saunders received $1,900,000, Mr. Pollitt received $455,000, Mr. Morris received $787,500, Mr. Partridge received $787,500 and Mr. Floum received $388,500. The amounts in column (g) also reflect cash awards earned under the Visa Annual Incentive Plan based on actual performance against each executive’s individual goals. Under this component, Mr. Saunders received $712,500, Mr. Pollitt received $390,000, Mr. Morris received $575,000, Mr. Partridge received $675,000 and Mr. Floum received $273,000. The amounts in column (g) also reflect the change in market value of the unvested cash-based long-term incentive plan awards that are invested in an investment account until the end of the three-year plan cycle on September 30, 2009. The changes in market value were: Mr. Saunders—$155,741, Mr. Partridge—($225,549) and Mr. Floum—($419,041).
(9)	The amounts in column (h) reflect the actuarial increase in the present value of benefits under all pension plans. These amounts were determined using interest rate and mortality rate assumptions consistent with those used in Note 12—Pension, Postretirement and Other Benefits to the Visa Inc. fiscal 2008 consolidated financial statements, which are included elsewhere in this Form 10-K. There are no above market earnings on non-qualified deferred compensation.

(10)	The following table sets forth certain information with respect to “—All Other Compensation” reported in column (i).

(a)		(b)		(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Name	Year	Car ($)		Thrift Plan Match ($)	Excess Thrift Plan Contribution ($)	Relocation $	Companion Travel ($)	Corporate Aircraft ($)(2)	Executive LTD ($)	Tax Gross Up ($)	Total ($)
Joseph W. Saunders	2008	12,177	(1)	13,800	43,200	—	1,666	127,952	1,374	10,112	210,281
Byron H. Pollitt	2008	—		25,175	13,825	—	265	—	1,001	3,522	43,788
John C. (Hans) Morris(3)	2008	368	(1)	20,463	24,537	91,644	68,323	19,862	1,001	52,018	278,216
John M. Partridge	2008	—		13,800	30,916	—	14,307	75,524	1,374	13,842	149,763
Joshua R. Floum	2008	—		13,800	19,564	—	16,323	—	1,374	6,445	57,506

(1)	Reflects the cost of personal use (including commuting for Mr. Saunders) of a company provided car and driver. The amount in the table is determined based on the incremental cost to the company of the fuel related to the proportion of time the car was used for non-business trips and also includes the cost of the driver’s salary for the proportion of time the driver was utilized for non-business trips.
(2)	Represents the aggregate incremental cost to the Company of personal travel on Company aircraft. The amount represents the variable operating cost per flight hour for each aircraft, which includes the cost of fuel, maintenance, engine insurance, associated travel cost for the crew, catering and any flight cost associated with repositioning the aircraft in connection with personal use “deadhead flights”. Fixed costs that do not change based on usage, such as pilot salaries, depreciation and insurance, are not included.
(3)	Mr. Morris was eligible for certain relocation benefits per his employment agreement. See “—Employment Arrangements and Potential Payments Upon Termination or Change-In-Control.” The amounts in column (f) reflect the temporary housing and moving expenses paid by Visa Inc. related to his relocation. Amounts related to company provided trips during his first year of employment are included in column (g) along with any other companion travel amount related to Visa Inc. business.

Grants of Plan-Based Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock/ Units(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise or Base Price Of Option Awards ($/ Share)	Grant Date Fair Value of Stock & Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Joseph W. Saunders		712,500	1,425,000	2,850,000	—	—	—	—	—	—	—
	3/18/2008							10,795			474,980	(4)
	3/18/2008								719,175	$44.00	10,999,997

Byron H. Pollitt		211,250	422,500	845,000	—	—	—	—	—	—	—
	3/18/2008								212,484	$44.00	3,250,007

John C. (Hans) Morris		365,625	731,250	1,462,500	—	—	—	—	—	—	—
	3/18/2008								392,277	$44.00	5,999,994
John M. Partridge		365,625	731,250	1,462,500
	3/18/2008				—	—	—	16,413	—	—	722,172	(4)
	3/18/2008								353,050	$44.00	5,400,006
Joshua R. Floum		180,375	360,750	721,500
	3/18/2008				—	—	—	10,134	—	—	445,896	(4)
	3/18/2008								156,911	$44.00	2,400,001

(1)	Amounts represent the portion of the Visa Inc. Incentive Plan award that is dependent on actual results against the corporate performance measure of net income and the portion of the award that is dependent on actual results against pre-established individual goals. The remaining portion of awards under the Visa Inc. Incentive Plan are not disclosed here but are reflected under the bonus column of the Summary Compensation Table. The amounts shown in column (c) reflects the minimum payment level for the minimum performance level required under the Visa Inc. Incentive Plan in order to receive any payment, which is 50% of the target amount in column (d). The amount shown in column (e) is 200% of such target amount. The actual payout amount under the plan for fiscal 2008 is included in the “—Non-Equity Incentive Plan Compensation” column of “—Summary Compensation Table.”
(2)	Restricted stock awards granted to convert one-half of the special bonus awarded in fiscal 2007 to shares of Visa Inc. that vest March 18, 2009.
(3)

The stock options have an exercise price equal to the initial public offering price of $44.00, which was the fair market value of the shares as of the date of grant, and will expire ten years from the date of grant. The stock options will generally vest in three equal installments on each of the first three anniversaries of the date of grant, subject to earlier vesting in full in the event of a termination of a grantee’s employment due to death, “disability” (as defined in the award agreement) or “retirement” (as defined in the award agreement) or a termination within two years following a “change of control” (as defined in the equity incentive plan) of a grantee’s employment by us without “cause” (as defined in the award agreement) or by the grantee for “good reason” (as defined in the award agreement). Our executive officers who are party to the employment agreements have additional vesting rights set forth in their employment agreements. See“ —Employment Arrangements and Potential Payments Upon Termination and Change in Control”.
(4)	The amounts in this column reflect the grant date fair value of stock awards that were made in 2008, pursuant to the 2007 special bonus plan established by the Company’s predecessor entities.

Outstanding Equity Awards at 2008 Fiscal Year-End

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Option Awards				Stock Awards
Name	Stock Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($)
Joseph W. Saunders	3/18/2008	0	719,175	$44.00	3/18/2018	10,795	662,705	—	—
Byron H. Pollitt	3/18/2008	0	212,484	$44.00	3/18/2018	—	—	—	—
John C. (Hans) Morris	3/18/2008	0	392,277	$44.00	3/18/2018	—	—	—	—
John M. Partridge	3/18/2008	0	353,050	$44.00	3/18/2018	16,413	1,007,594	—	—
Joshua R. Floum	3/18/2008	0	156,911	$44.00	3/18/2018	10,134	622,126	—	—

(1)	The stock options vest in three equal installments on each of the first three anniversaries of the date of grant.
(2)	The stock awards vest on March 18, 2009.
(3)	Value is based on the September 30, 2008 per share closing price of $61.39, for these stock awards made in 2008 pursuant to the 2007 special bonus plan established by the Company’s predecessor entities.

Option Exercises and Stock Vested

No table is provided, given that no options held by any named executive officer were exercised and none of the named executive officers’ stock awards vested in fiscal 2008.

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

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Joseph W. Saunders	Visa Retirement Plan Visa Excess Retirement Plan	1.3 1.3	39,065 673,035	— —
Byron H. Pollitt	Visa Retirement Plan Visa Excess Retirement Plan	1.0 1.0	20,361 36,432	— —
John C. (Hans) Morris	Visa Retirement Plan Visa Excess Retirement Plan	1.2 1.2	14,530 76,282	— —
John M. Partridge	Visa Retirement Plan Visa Excess Retirement Plan	9.0 9.0	1,696,670 2,605,270	— —
Joshua R. Floum	Visa Retirement Plan Visa Excess Retirement Plan	4.7 4.7	219,183 98,291	— —

Visa Retirement Plan

Under the Visa Retirement Plan, our U.S.-based employees generally earn the right to receive certain benefits (i) upon retirement at the normal retirement age of 65, (ii) upon early retirement at or after age 55 (or at or after age 50 if hired prior to October 1, 2002) and having completed at least 10 years of service with us or (iii) upon an earlier termination of employment, but solely if the employee is vested at that time. Retirement benefits are calculated as the product of 1.25% times the employee’s years of service multiplied by the employee’s monthly final average earnings for the last 60 consecutive months before retirement (or, for employees hired prior to October 1, 2002, the product of 46.25% times the employee’s years of service divided by 25 years, multiplied by the employee’s monthly final average earnings for the 36 highest consecutive months in the last 60 months before retirement). Eligible earnings include salary, overtime, shift differentials, special and merit awards and short-term cash incentive awards. The formula below provides an illustration of how the retirement benefits are calculated.

For employees hired prior to October 1, 2002

46.25% of monthly final average earnings	X	Completed years of service, including partial year based on completed months 25 years

For employees hired after September 30, 2002

1.25%	X	Completed years of service, including partial year based on completed months (up to 35 full years)	X	Monthly final average earnings

If the employee retires early, that is, between the ages of 55 and 64 (or between the ages of 50 and 61 if hired prior to October 1, 2002), and has completed at least 10 years of service with the Company, the amount of such employee’s benefits is reduced for each complete year that such employee begins receiving early retirement benefits before the age of 65 (or before the age of 62 if hired prior to October 1, 2002). If such employee retires prior to becoming eligible for early or normal retirement, the amount of his or her benefits is actuarially reduced and is generally not as large as if the employee had continued employment until his or her early or normal retirement date.

The Visa Retirement Plan began transitioning to cash balance benefits effective January 1, 2008. Under the cash balance benefit accrual formula, 6% of an employee’s eligible monthly pay will be credited each month to the employee’s notional cash balance account, along with interest each month on the account balance at an annualized rate equal to the 30 year U.S. Treasury Bond average annual interest rate for November of the previous calendar year.

The change to a cash balance benefit formula took effect immediately for employees hired or rehired after December 31, 2007. However, for employees hired before January 1, 2008 (and not rehired thereafter), the current Visa Retirement Plan benefit formula was grandfathered for a three-year period and grandfathered employees will continue to accrue benefits under their current Visa Retirement Plan benefit formula described above. Their accrued benefits at December 31, 2010 (the last day of the grandfathered period) or the date they terminate employment, if earlier, will be preserved. After that date, employees will not accrue any additional benefits under the current Visa Retirement Plan benefit formulas and all future benefit accruals will be under the cash balance benefit formula.

Currently accrued benefits under the Visa Retirement Plan become 100% vested and nonforfeitable after three years of service.

Visa Excess Retirement Plan

To the extent that an employee’s annual retirement income benefit under the plan exceeds the limitations imposed by the Internal Revenue Code, such excess benefit is paid from Visa Inc.’s nonqualified, unfunded, noncontributory Visa Excess Retirement Benefit Plan. The vesting provisions of, and formula used to calculate the benefit payable pursuant to, the Visa Excess Retirement Benefit Plan are generally the same as those of the Visa Retirement Plan described above, except that benefits are calculated without regard to the Internal Revenue Code tax-qualified plan limits and then offset for benefits paid under the qualified plan.

Nonqualified Deferred Compensation

Pursuant to the Visa Deferred Compensation Plan, eligible U.S.-based employees, including our executive officers, may defer all or a portion of their annual or long-term cash incentive awards or sign-on bonuses. In addition, we have an Excess Thrift Plan, which is a nonqualified noncontributory retirement savings plan for employees who exceed the Internal Revenue Code limits under the Thrift Plan, in which we continue to provide the matching contribution that could not be contributed to the Thrift Plan because of the statutory limits.

(a)		(b)	(c)	(d)		(e)	(f)
Name	Plan Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Joseph W. Saunders	Excess Thrift Plan Deferred Compensation Plan	— —	43,200 —	(7,746 —)		— —	41,852 —
Byron H. Pollitt	Excess Thrift Plan Deferred Compensation Plan	— —	13,825 —	(1,602 —)		— —	12,224 —
John C. (Hans) Morris	Excess Thrift Plan Deferred Compensation Plan	— —	24,537 —	(3,361 —)		— —	21,176 —
John M. Partridge	Excess Thrift Plan Deferred Compensation Plan	— —	30,916 —	(113,907 (1,463,130	) )	— —	350,008 5,353,844
Joshua R. Floum	Excess Thrift Plan Deferred Compensation Plan	— 347,827	19,564 —	(10,614 (318,355	) )	— (242,521)	83,532 1,248,071

(1)	The amount in column (b) for Mr. Floum represents a deferral of 50% of his annual incentive award for fiscal 2007.
(2)	The amounts in column (c) reflect our contribution to the Excess Thrift Plan for each named executive officer. These amounts are also reported in the “—All Other Compensation” column of “—Summary Compensation Table.”

The table below shows the funds available under the Visa Deferred Compensation Plan and the Excess Thrift Plan and their annual rate of return for fiscal 2008, as reported by the administrator of the plans.

Name of Fund	Rate of Return (%)
Alger Capital Appreciation Institutional Fund-Institutional Class(1)	-24.87
Dodge & Cox Income(2)	-2.26
Dodge & Cox International Stock	-28.37
Fidelity Balanced Fund	-19.56
Fidelity Low-Priced Stock Fund	-21.84
Fidelity Retirement Money Market Portfolio	3.50
Janus Overseas Fund	-34.36
PIMCO Total Return Fund-Instl Class(1)	3.78
Spartan U.S. Equity Index Fund-Investor Class	-22.04
T. Rowe Price Equity Income(2)	-20.08
T. Rowe Price Financial Services Fund(1)	-31.74
TCW Select Equities Instl(2)	-23.44
Columbia Acorn Z	-20.58

(1)	This fund is not available under the Excess Thrift Plan.
(2)	This fund is not available under the Visa Deferred Compensation Plan.

Visa Deferred Compensation Plan

Under the terms of the Visa Deferred Compensation Plan, participants are able to defer up to 100% of their cash incentive awards or signing bonuses, if they submit a qualified deferral election. Benefits under the Visa Deferred Compensation Plan will be paid based on one of the following three distribution dates or events previously elected by the participant: (a) immediately upon, or up to five years following, retirement; (b) immediately upon, or in the January following, termination; or (c) if specifically elected by the participant, in January in a specified year while actively employed. However, upon a showing of financial hardship and receipt of approval from the plan administrator, an executive officer may be allowed to access funds in his or her deferred compensation account earlier than his or her existing distribution election(s). Benefits can be received either as a lump sum payment or in annual installments, except in the case of pre-retirement termination, in which case the participant must receive the benefit in a lump sum. Participants are always fully vested in their deferrals under the Visa Deferred Compensation Plan. Upon termination of the Visa Deferred Compensation Plan within 12 months of our “change of control,” participants’ benefits under the Visa Deferred Compensation Plan will be paid immediately in a lump sum. The reorganization was not considered a change of control under the Visa Deferred Compensation Plan.

Visa Thrift Plan and Visa Excess Thrift Plan

The Visa Thrift Plan is a tax-qualified 401(k) retirement savings plan pursuant to which all U.S. employees of Visa are able to contribute up to 50%, or 13% for highly compensated employees, of their covered pay (base salary) up to the limit prescribed by the Internal Revenue Code to the Visa Thrift Plan on a pre-tax basis. Employees also have the option of contributing on an after-tax basis from 1% up to 50%, or 13% for highly compensated employees, of salary or a combination of pre-tax and after tax contributions that do not exceed 50%, or 13% for highly compensated employees, of salary. All contributions are subject to the Internal Revenue Code limits. If an employee reaches the statutory pre-tax contribution limit during the calendar year, an employee may continue to make contributions to the Visa Thrift Plan on an after-tax basis, subject to any applicable statutory limits.

During fiscal 2008, the Company matched 200% of the first 3% of pay that was contributed to the Visa Thrift Plan or 300% of the first 3% of pay if the employee has at least 10 years of service with Visa. Effective for fiscal 2009, the Company will provide a match for all employees at 200% of the first 3% of pay that is contributed. All employee contributions to the Visa Thrift Plan are fully vested upon contribution, and the matching contributions vest incrementally over three years, 20% after one year, 40% after two years, and 100% after three years.

Because the Internal Revenue Code limits the maximum amount a company and an employee can contribute to an employee’s Thrift Plan account each year, we continue to provide the matching contribution, after the applicable Internal Revenue Code limits are reached, to the Visa Excess Thrift Plan, which is a nonqualified noncontributory retirement savings plan. Employees are eligible to participate in the Visa Excess Thrift Plan if their covered pay is greater than the Internal Revenue Code pay cap or if the total of their contributions and the Company’s matching contributions to the Visa Thrift Plan exceed the Internal Revenue Code benefit limit. The features of the Visa Excess Thrift Plan are generally the same as under the Visa Thrift Plan, except that benefits cannot be rolled over to an IRA or another employer’s qualified plan.

Employment Arrangements and Potential Payments Upon Termination and Change in Control

Mr. Saunders. On February 7, 2008, we entered into an employment agreement with Mr. Saunders, which carries forward the principal compensation elements of the June 4, 2007 letter agreement previously executed between Mr. Saunders and Visa International Service Association. Pursuant to which he serves as our Chairman and Chief Executive Officer and as a member of the board of directors. Mr. Saunders’s employment agreement is for a period of three years, commencing upon the date immediately prior to the pricing of our initial public offering and ending on the third anniversary thereof, subject to automatic one-year extensions on each anniversary of the agreement after the third anniversary, unless either party gives 90-days notice of its intention not to renew the employment period. The employment period will terminate automatically upon Mr. Saunders’s termination of employment for any reason. During the employment period, Mr. Saunders will receive an annual base salary of at least $950,000 and, with respect to each fiscal year during the employment period, Mr. Saunders is eligible for an annual incentive payment, with a target incentive payment of no less than 250% of his annual base salary and a maximum incentive payment of no less than 500% of his annual base salary. Mr. Saunders’s annual base salary, target incentive payment percentage and maximum incentive payment percentage are subject to annual review by the compensation committee for increase, but not decrease. With respect to each fiscal year during the employment period, Mr. Saunders will be eligible to receive a long-term incentive award with a target value that is no less than 500% of his annual base salary, with the actual award amount to be set above or below that target at the discretion of the compensation committee. During the employment period, Mr. Saunders will be entitled to employee benefits and fringe benefits on a basis no less favorable than those provided to our other executive officers and perquisites on a basis that is no less favorable than those provided to him immediately prior to the employment period.

If, during the employment period, Mr. Saunders’s employment is terminated by us without “cause” or by Mr. Saunders for “good reason” (each as defined in his employment agreement), Mr. Saunders is entitled to receive (i) certain accrued payments and benefits, (ii) (x) if the termination occurs during the post-initial public offering reliance period for purposes of Section 162(m) of the Internal Revenue Code, a pro-rata annual incentive payment based on his target annual incentive payment and (y) if the termination occurs after such period, a pro-rata annual incentive payment based on our actual performance and (iii) a lump sum cash payment equal to three times the sum of his annual base salary and target annual incentive payment. In addition, upon such a termination Mr. Saunders and his spouse will be entitled to continued health care benefits (or supplemental coverage to Medicare, as applicable) for the remainder of their lives, which will be provided to them through a combination of continued coverage under our plans and cash payments and Mr. Saunders’s equity-based compensation awards will be treated as follows:

•	all stock options held by Mr. Saunders that are outstanding as of the date of termination will vest in full and become immediately exercisable for the remainder of their term;

•

all equity-based compensation awards (other than stock options) held by Mr. Saunders that are outstanding as of the date of termination which (i) were granted to Mr. Saunders during the post-initial public offering reliance period for purposes of Section 162(m) of the Internal Revenue Code or (ii) which were otherwise not intended to satisfy the “qualified performance-based” exception of Section 162(m) of the Internal Revenue Code, will vest in full and all restrictions on these awards will lapse;

•

all equity-based compensation awards (other than stock options) held by Mr. Saunders that are outstanding as of the date of termination which (i) were granted to Mr. Saunders following the post-initial public offering reliance period for purposes of Section 162(m) of the Internal Revenue Code and (ii) were intended to satisfy the “qualified performance-based” exception of Section 162(m) of the Internal Revenue Code will remain outstanding and continue to vest (or be forfeited) in accordance with the terms of the applicable award agreement; and

•

any cash-based long-term incentive awards that were granted to Mr. Saunders prior to the employment period will vest in full, and amounts in respect of these awards will be paid to him on the date they would have otherwise been paid had he remained employed with us.

To receive these severance benefits, Mr. Saunders is required to execute a general release of claims against Visa Inc. The pro-rata incentive payment and lump-sum severance payments and payments in respect of certain of Mr. Saunders’ equity-based compensation awards may be delayed for six months following his “separation from service” with us if such delay in payments is necessary to comply with Internal Revenue Code Section 409A, and any delayed cash payments will accrue interest at the then-applicable federal rate.

Mr. Saunders is entitled to a tax gross-up payment to make him whole for any excise tax imposed under Internal Revenue Code Section 4999 on change-in-control severance payments or benefits received by Mr. Saunders, unless the value of the payments and benefits does not exceed 110% of the greatest amount that could be paid to him without incurring the excise tax, in which case the payments and benefits will be reduced below the greatest amount that could be paid to him without incurring the excise tax.

We are also required to reimburse Mr. Saunders for any legal fees and expenses that he may reasonably incur in connection with any dispute involving his employment agreement provided that he prevails on any material issue in such dispute. Mr. Saunders’s employment agreement contains restrictive covenants, which prohibit him from disclosing confidential information obtained while employed by us and from soliciting our employees and customers during the employment period and for the one-year period following termination of his employment.

Other Executive Officers. We entered into employment agreements with each of Messrs. Partridge, Morris, Pollitt and Floum pursuant to which the executives agreed to serve following our offering as Chief Operating Officer, President, Chief Financial Officer and General Counsel and Corporate Secretary respectively. Each of the executives’ employment agreements are for a period of three years, commencing upon the date immediately prior to our offering and ending on the third anniversary thereof, subject to automatic one-year extensions on each anniversary of the agreement after the third anniversary, unless either party gives 90-days notice of its intention not to renew the employment period. However, in the event we experience a “change of control” (as defined in the 2007 Equity Incentive Compensation Plan) during the employment period, the employment period will be the longer of the then-remaining period or the two-year anniversary of such change of control. The employment period will terminate automatically upon the executive’s termination of employment for any reason. The annual base salary for each of Messrs. Partridge, Morris, Pollitt and Floum during the term of the executive’s employment, will be at least $750,000, $750,000, $ 650,000 and $555,000, respectively. In addition, with respect to each fiscal year during the employment period, each of Messrs. Partridge, Morris, Pollitt and Floum will be eligible to receive an annual incentive payment with a target incentive opportunity that is no less than 150%, 150%, 100% and 100%, respectively, of the executive’s annual base salary. The executives’ annual base salaries and target incentive payment percentages are subject to annual review by our compensation committee for increase, but not decrease. With respect to each fiscal year during the applicable employment period, each of Messrs. Partridge, Morris, Pollitt and Floum will be eligible to receive an annual long-term incentive award with a target value that is no less than $3,000,000, $4,000,000, $1,500,000 and $1,000,000, respectively. During the employment period, each executive will also be entitled to employee benefits, fringe benefits and perquisites on a basis no less favorable than those provided to our other executive officers.

Pursuant to the terms of their employment agreements, if, during the employment period, the employment of any of Messrs. Partridge, Morris, Pollitt and Floum is terminated by us without “cause” (as defined in the agreements) or by the applicable executive for “good reason” (as defined in the agreements, which provide that the executives may only terminate their employment for good reason during the two-year period following a change in control), the executives are entitled to receive (i) certain accrued payments and benefits, (ii) a pro-rata annual incentive payment determined and payable in the same manner as Mr. Saunders’s pro-rata annual incentive payment and (iii) a lump sum cash payment equal to two times the sum of the executive’s annual base salary and target annual incentive payment. In addition, upon such a termination, the executive and his or her eligible dependents will be entitled to continued health care benefits for two years following the termination of such executive’s employment. Such benefits will be provided through a combination of continued coverage under our plans and cash payments and the executives’ equity-based and cash long-term incentive plan compensation awards will be treated in substantially the same manner as Mr. Saunders’s awards. Mr. Morris’ $2,500,000 sign-on bonus awarded to him pursuant to his executed offer letter dated June 20, 2007 will become nonforfeitable.

To receive these severance benefits, the applicable executive is required to execute a general release of claims against Visa Inc. The pro-rata incentive payment and lump-sum severance payments and payments in respect of certain of the executives’ equity-based compensation awards may be delayed for six months following the executive’s “separation from service” with us if such delay in payment is necessary to comply with Internal Revenue Code Section 409A, and any delayed cash payments will accrue interest at the then-applicable federal rate.

Each executive is entitled to a tax gross-up payment to make him or her whole for any excise tax imposed under Internal Revenue Code Section 4999 on change-in-control severance payments or benefits received by the executive, unless the value of the payments and benefits does not exceed 110% of the greatest amount that could be paid to him without incurring the excise tax, in which case the payments and benefits will be reduced below the greatest amount that could be paid to him without incurring the excise tax.

We are also required to reimburse each executive for any legal fees and expenses that he or she may reasonably incur in connection with any dispute involving such executive’s employment agreement, provided that he or she prevails on any material issue in such dispute. Each executive’s employment agreements contains restrictive covenants, which prohibit the executive from disclosing confidential information he or she obtained while employed by us and from soliciting our employees and customers during the executive’s employment period and for the one-year period following the termination of his or her employment.

The initial employment agreement with Mr. Morris, which has now been replaced by the new agreement, provided relocation benefits to assist with his relocation to the San Francisco area including (i) payment of temporary living expenses for up to six months and (ii) 50 round-trip airline tickets for travel between San Francisco and the east coast during the one-year period following commencement of his employment.

Quantification of Termination Payments and Benefits

The tables below reflect the amount of compensation that would be paid to each of our named executive officers in the event of termination of such executive officer’s employment under various scenarios. The amounts shown assume that such termination was effective as of September 30, 2008 and include estimates of the amounts that would be paid to each executive officer upon such executive officer’s termination. The tables only include additional benefits that result from the termination and do not include any amounts or benefits earned, vested, accrued or owing under any plan for any other reason. See “—Grants of Plan-Based Awards,” “—Pension Benefits” and “—Nonqualified Deferred Compensation.” Payments that would be made over a period of time have been estimated as the lump sum present value using 120% of the Applicable Federal Rate (with the exception of the Retirement Plan benefit). The actual amounts to be paid can only be determined at the time of such executive officer’s separation from Visa Inc.

Mr. Saunders

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination or Voluntary Good Reason Termination ($)	Involuntary Not For Cause Termination or Voluntary Good Reason Termination Following Change of Control ($)		Disability ($)	Death ($)
Cash Long-Term Incentive Plan (unvested)	4,805,130	4,805,130		4,805,130	4,805,130
Thrift Plan (unvested)	0	0		18,180	18,180
Excess Thrift Plan (unvested)	0	0		33,481	33,481
Health and Welfare Benefits	120,891	120,891		120,891	60,945
Disability Income	0	0		623,240	0
Excise Tax Gross-Up	0	7,706,572	(1)	0	0
Cash Severance	9,975,000	9,975,000		9,975,000	0
Pro-rata incentive for fiscal 2008	2,375,000	2,375,000		2,375,000	2,375,000
Unvested Restricted Shares	662,705	662,705		662,705	662,705
Unvested Options	12,506,453	12,506,453		12,506,453	12,506,453
Total	30,445,179	38,151,751		31,120,080	20,461,895

(1)	The excise tax gross-up at September 30, 2008 is dependent in large part on a five-year historical compensation average. During this five-year period (2002 to 2007), Mr. Saunders received fees as a non-employee director but did not receive compensation as the Chief Executive Officer or otherwise as an employee. Excise tax is generally triggered when payments contingent on a change in control exceed three times this historical average. Accordingly, Mr. Saunders’s unusually low five-year historical average compensation in comparison with Mr. Saunders’s current compensation results in a substantial excise tax gross-up. In future years, as the five-year average begins to reflect actual compensation as the Chief Executive Officer, the excise tax gross-up is expected to diminish.

Mr. Pollitt

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination ($)	Involuntary Not For Cause Termination or Voluntary Good Reason Termination Following Change of Control ($)	Disability ($)	Death ($)
Cash Long-Term Incentive Plan (unvested)	0	0	0	0
Thrift Plan (unvested)	0	0	16,902	16,902
Excess Thrift Plan (unvested)	0	0	9,779	9,779
Health and Welfare Benefits	46,199	46,199	38,214	10,045
Disability Income	0	0	2,078,232	0
Excise Tax Gross-Up	0	1,739,256	0	0
Cash Severance	2,600,000	2,600,000	0	0
Pro-rata incentive for fiscal 2008	650,000	650,000	650,000	650,000
Unvested Restricted Shares	0	0	0	0
Unvested Options	3,695,097	3,695,097	3,695,097	3,695,097
Total	6,991,296	8,730,552	6,488,224	4,381,823

Mr. Morris

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination ($)	Involuntary Not For Cause Termination or Voluntary Good Reason Termination Following Change of Control ($)	Disability ($)	Death ($)
Cash Long-Term Incentive Plan (unvested)	0	0	0	0
Thrift Plan (unvested)	0	0	18,434	18,434
Excess Thrift Plan (unvested)	0	0	16,941	16,941
Health and Welfare Benefits	46,199	46,199	38,214	10,045
Disability Income	0	0	3,711,081	0
Excise Tax Gross-Up	0	0	0	0
Cash Severance	3,750,000	3,750,000	0	0
Pro-rata incentive for fiscal 2008	1,125,000	1,125,000	1,125,000	1,125,000
Unvested Restricted Shares	0	0	0	0
Unvested Options	6,821,697	6,821,697	6,821,697	6,821,697
Total	11,742,896	11,742,896	11,731,367	7,992,117

Mr. Partridge

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination ($)	Involuntary Not For Cause Termination or Voluntary Good Reason Termination Following Change of Control ($)	Disability ($)	Death ($)
Cash Long-Term Incentive Plan (unvested)	1,480,100	1,480,100	1,480,000	1,480,100
Thrift Plan (unvested)	0	0	0	0
Excess Thrift Plan (unvested)	0	0	0	0
Health and Welfare Benefits	46,199	46,199	38,214	10,045
Disability Income	0	0	1,568,431	0
Excise Tax Gross-Up	0	2,571,591	0	0
Cash Severance	3,750,000	3,750,000	0	0
Pro-rata incentive for fiscal 2008	1,125,000	1,125,000	1,125,000	1,125,000
Unvested Restricted Shares	1,007,594	1,007,594	1,007,594	1,007,594
Unvested Options	6,139,540	6,139,540	6,139,540	6,139,540
Total	13,548,432	16,120,023	11,358,878	9,762,278

Mr. Floum

Termination Payments & Benefits

Incremental Benefits Due to Termination Event	Involuntary Not For Cause Termination ($)	Involuntary Not For Cause Termination or Voluntary Good Reason Termination Following Change of Control ($)	Disability ($)	Death ($)
Cash Long-Term Incentive Plan (unvested)	973,274	973,274	973,274	973,274
Thrift Plan (unvested)	0	0	0	0
Excess Thrift Plan (unvested)	0	0	0	0
Health and Welfare Benefits	46,199	46,199	38,214	10,045
Disability Income	0	0	3,590,210	0
Excise Tax Gross-Up	0	0	0	0
Cash Severance	2,200,000	2,200,000	0	0
Pro-rata incentive for fiscal 2008	555,000	555,000	555,000	555,000
Unvested Restricted Shares	622,126	622,126	622,126	622,126
Unvested Options	2,728,682	2,728,682	2,728,682	2,728,682
Total	7,145,282	7,145,282	8,507,507	4,889,128

Director Compensation

The following table sets forth information concerning the total compensation paid to the current directors of Visa Inc. during fiscal 2008 for their service on the board of directors.

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-qualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Hani Al-Qadi	82,000	87,440	—	—	—	—		169,440
Thomas Campbell	107,000	87,440	—	—	—	—		194,440
Gary Coughlan	87,000	87,440	—	—	—	—		174,440
Mary B. Cranston	92,000	87,440	—	—	—	—		179,440
Charles T. Doyle	82,000	87,440	—	—	—	—		169,440
Francisco Javier Fernandez-Carbajal	87,000	87,440	—	—	—	—		174,440
Peter Hawkins	82,000	87,440	—	—	—	—		169,440
Suzanne Nora Johnson	87,000	87,440	—	—	—	—		174,440
Robert W. Matschullat	102,000	87,440	—	—	—	—		189,440
David I. McKay	82,000	87,440	—	—	—	—		169,440
Cathy Elizabeth Minehan	87,000	87,440	—	—	—	—		174,440
David J. Pang	82,000	87,440	—	—	—	—		169,440
Charles W. Scharf	82,000	87,440	—	—	—	22,500	(3)	191,940
Segismundo Schulin-Zeuthen	82,000	87,440	—	—	—	—		169,440
William Shanahan	102,000	87,440	—	—	—	—		189,440
John A. Swainson	112,000	87,440	—	—	—	—		199,440
Johannes (Hans) I. van der Velde(1)	41,000	—	—	—	—	—		41,000

(1)	Mr. van der Velde is not an active director as of the end of the fiscal year as his service on the board ended upon the completion of the IPO.
(2)	The amounts in column (c) reflect the dollar amount recognized for financial statement reporting purposes for the 2008 fiscal year, in accordance with FAS 123(R), of the stock awards. Assumptions used in the calculation of these amounts are included elsewhere in this Form 10-K. The full grant value of the stock award was $162,008 for each director receiving an award.
(3)	Amount in column (g) includes $22,500 in meeting fees paid to Mr. Scharf by our subsidiary Visa USA for his service on the Visa USA Litigation Committee. This committee met 9 times during fiscal 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Board Retainer ($)	Lead Director Retainer ($)	Audit Committee Chair/ Member Retainer ($)	Comp. Committee Chair/ Member Retainer ($)	Nomination Committee Chair Retainer ($)	Ad Hoc Legal Committee Meting Fees ($)
Hani Al-Qadi	82,000	—	—	—	—	—
Thomas Campbell	82,000	—	—	5,000	15,000	5,000
Gary Coughlan	82,000	—	5,000	—	—	—
Mary B. Cranston	82,000	—	5,000	—	—	5,000
Charles T. Doyle	82,000	—	—	—	—	—
Francisco Javier Fernandez-Carbajal	82,000	—	5,000	—	—	—
Peter Hawkins	82,000	—	—	—	—	—
Suzanne Nora Johnson	82,000	—	—	5,000	—	—
Robert W. Matschullat	82,000	—	20,000	—	—	—
David I. McKay	82,000	—	—	—	—	—
Cathy Elizabeth Minehan	82,000	—	5,000	—	—	—
David J. Pang	82,000	—	—	—	—	—
Charles W. Scharf	82,000	—	—	—	—	—
Segismundo Schulin-Zeuthen	82,000	—	—	—	—	—
William Shanahan	82,000	—	—	20,000	—	—
John A. Swainson	82,000	25,000	—	5,000	—	—
Johannes (Hans) I. van der Velde	41,000	—	—	—	—	—

Pursuant to our director compensation program, we use a combination of cash and equity-based compensation to attract and retain non-employee directors and to compensate such directors for their service on the board of directors in an amount that is commensurate with their role and involvement. In setting director compensation, we consider the significant amount of time our directors will expend in fulfilling their duties as well as the skill level required of our board of directors.

Directors who are also our full-time employees do not receive additional compensation for their service as directors. Each non-employee director receives compensation for service on our board of directors as described below.

Cash Compensation

Each director who is not a full-time employee is paid an annual retainer of $82,000. John A. Swainson receives an additional annual retainer of $25,000 as the lead director. Each non-employee director who serves as a chairperson of a committee receives the following additional annual retainer for serving as such: $20,000 to the audit and risk committee chairperson, $20,000 to the compensation committee chairperson and $15,000 to the nominating/corporate governance committee chairperson. An annual retainer of $5,000 is also paid to each non-employee director who serves as a member (non-chairperson) of the audit or the compensation committees. Each non-employee director who is a member of the Ad Hoc Legal Committee receives a meeting fee of $2,500 for each meeting attended, subject to a cap of $15,000 per year. In addition, customary expenses for attending board of directors and committee meetings are reimbursed.

Equity Compensation

Each non-employee director receives an annual stock grant with a value of $162,000 in the form of restricted stock or restricted stock units.

Stock Ownership Guidelines

Company stock ownership guidelines have been established for the non-employee directors. A guideline of three times the annual retainer was established to reinforce the importance of aligning the interests of the board members with the interests of our shareholders.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
Visa Inc. 2007 Equity Incentive Compensation Plan(1)	9,502,392	$44.11	48,221,892
Equity Compensation Plans Not Approved by Security Holders
None	—	—	—

Total	9,502,392	$44.11	48,221,892

(1)	This plan became effective on October 3, 2007, the date it was approved by the affirmative vote of the members holding membership interests in Visa International, Visa U.S.A. and Visa Canada, which, upon the completion of the reorganization represented a majority of the outstanding shares of common stock of Visa Inc. immediately after the completion of the restructuring. A maximum of 59,000,000 shares of our common stock are available for issuance under the equity incentive plan, subject to adjustment for certain changes in our capital structure.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our directors, executive officers and persons that, based on our stock ownership as of November 12, 2008, beneficially own five percent of our class A, class B or class C common stock. Except where otherwise indicated, we believe that the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

This table assumes the total number of shares outstanding is as follows:

	As of November 12, 2008
Class A common stock	448,979,024
Class B common stock	245,513,385	(1)
Class C common stock	151,596,308	(1)

As of November 12, 2008 we have approximately 1,778 holders of our class B common stock and approximately 1,456 holders of our class C common stock.

Class of Visa Inc. Common Stock	Name and Address of Beneficial Owner Principal Stockholders:	Shares Owned	% of Class(1)
Class A	FMR LLC(2) 82 Devonshire Street Boston, MA 02109	47,909,873	10.7%
Class B	JPMorgan Chase & Co.(3)(4) 270 Park Avenue New York, New York 10017-2070	57,125,152	23.3%
Class B	Bank of America Corporation(3)(5) 100 N. Tryon Street Bank of America Corporate Center Charlotte, North Carolina 28255	30,354,108	12.4%
Class B	National City Corporation(3)(6) National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484	19,740,446	8.0%
Class B	Citigroup(3)(7) 399 Park Avenue New York, New York 10043	13,592,372	5.5%
Class B	U.S. Bancorp(3)(8) U.S. Bancorp Center 800 Nicollet Mall Minneapolis, Minnesota 55402	12,533,419	5.1%
Class B	Wells Fargo & Company(3)(9) 420 Montgomery Street San Francisco, California 94104	12,368,751	5.0%

Class of Visa Inc. Common Stock	Name of Beneficial Owner Directors and Executive Officers:	Position	Shares Owned		% of Class(1)
Class A	Joseph W. Saunders	Chairman, Chief Executive Officer and Class II Director	114,838		*	%
Class A	Byron H. Pollitt	Chief Financial Officer	19,281		*	%
Class A	John C. (Hans) Morris	President	64,792		*	%
Class A	William M. Sheedy	President, North America	18,093		*	%
Class A	Joshua R. Floum	General Counsel and Corporate Secretary	44,962		*	%
Class A	John M. Partridge	Chief Operating Officer	36,335		*	%
Class A	Ellen Richey	Chief Enterprise Risk Officer	21,641		*	%
Class A	Elizabeth Buse	Global Head of Product	17,413		*	%
Class C	Hani Al-Qadi	Class I Director	100,000		*	%
Class A	Thomas Campbell	Class II Director	3,682		*	%
Class A	Gary Coughlan	Class II Director	7,682		*	%
Class A	Mary B. Cranston	Class II Director	8,382		*	%
Class B	Charles T. Doyle(10)	Class I Director	2,438		*	%
Class C	Charles T. Doyle	Class I Director	15,682		*	%
Class A	Francisco Javier Fernandez-Carbajal	Class II Director	30,000		*	%
Class A	Peter Hawkins	Class I Director	6,500		*	%
Class A	Suzanne Nora Johnson	Class II Director	13,682		*	%
Class A	Robert W. Matschullat	Class III Director	6,682		*	%
Class A	David I. McKay	Class I Director	3,000		*	%
Class A	Cathy Elizabeth Minehan	Class III Director	9,182	(11)	*	%
—	David J. Pang	Class III Director	—		*	%
Class C	Charles W. Scharf	Class I Director	3,682		*	%
—	Segismundo Schulin-Zeuthen	Class I Director	—		*	%
Class A	William Shanahan	Class III Director	128,682		*	%
Class A	John A. Swainson	Class III Director	5,682		*	%

	Class A common stock held by all directors and executive officers as a group		560,511		*	%
	Class B common stock held by all directors and executive officers as a group		2,438		*	%
	Class C common stock held by all directors and executive officers as a group		119,364		*	%

*	Less than 1.0%.
(1)	The total number of class B shares outstanding and the percentage ownership calculation of class B common stock excludes class B common stock held by Visa U.S.A. The total number of class C shares outstanding and the percentage ownership calculation of class C common stock excludes class C common stock held by Visa International Service Association.
(2)	Based on a Schedule 13G filed on October 10, 2008, as of September 30, 2008, (i) FMR LLC reported beneficial ownership of 47,909,873 shares, sole voting power as to 2,175,268 of the shares, and sole dispositive power as to 47,909,873 of the shares, (ii) Fidelity Management & Research Company reported beneficial ownership of 45,955,853 shares, and sole dispositive power as to 45,955,853 of the shares, (iii) Strategic Advisers, Inc. reported beneficial ownership of 14,477 of the shares, (iv) Pyramis Global Advisors, LLC reported beneficial ownership of 27,550 of the shares, sole voting power as to 27,550 of the shares and sole dispositive power as to 27,550 of the shares, (v) Pyramis Global Advisors Trust Company reported beneficial ownership of 220,690 of the shares, sole voting power as to 220,690 of the shares and sole dispositive power as to 220,690 of the shares, and (vi) FIL Limited reported beneficial ownership of 1,691,303 of the shares, sole voting power as to 1,669,503 of the shares
(3)	Holders of class B and class C common stock do not have voting rights, except in the case of certain amendments to our current certificate of incorporation which affect the terms of our class B common stock or our class C common stock, certain extraordinary transactions and as may be required under Delaware law.
(4)	JPMorgan Chase & Co is a reporting company under the Exchange Act, the shares of which are traded on the New York Stock Exchange and widely held.
(5)	Bank of America Corporation is a reporting company under the Exchange Act, the shares of which are traded on the New York Stock Exchange and widely held.
(6)	National City Corporation is a reporting company under the Exchange Act, the shares of which are traded on the New York Stock Exchange and widely held.
(7)	Citigroup Inc. is a reporting company under the Exchange Act, the shares of which are traded on the New York Stock Exchange and widely held. Citigroup Inc.’s class B common stock reflects the shares of common stock held by its subsidiaries on a consolidated basis.
(8)	U.S. Bancorp is a reporting company under the Exchange Act, the shares of which are traded on the New York Stock Exchange and widely held.
(9)	Wells Fargo & Company is a reporting company under the Exchange Act, the shares of which are traded on the New York Stock Exchange and widely held.
(10)	Shares of class B common stock are held by Texas First Bank. Texas First Bank is a wholly owned subsidiary of Texas Independent Bancshares, Inc. of which Mr. Doyle is Chairman of the Board, Chief Executive Officer and a major stockholder. Mr. Doyle disclaims beneficial ownership of the shares held by Texas First Bank except to the extent of his pecuniary interest therein.
(11)	Includes 2,000 shares of class A common stock held by Ms. Minehan’s husband. Ms. Minehan disclaims beneficial ownership of the shares held by her husband except to the extent of her pecuniary interest therein.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

On February 1, 2008, the Audit and Risk Committee of the Board of Directors adopted a written Statement of Policy with Respect to Related Party Transactions (the Policy) governing any transaction, arrangement and relationship between the Company and any Related Party where the aggregate amount will or may exceed $120,000 and any Related Party had, has or will have a direct or indirect material interest (Related Party Transactions). Under the Policy, the Audit and Risk Committee or its Management Delegate(s) shall review Related Party Transactions and may approve such Transactions only if it is determined that such transactions are in, or not inconsistent with, the best interests of the Company and its stockholders. In the event the Company becomes aware of a Related Party Transaction that was not previously approved or ratified under the Policy, the Audit Committee or Management Delegate(s) shall evaluate all options available to the Company, including ratification, revision or termination of the Related Party Transaction. The Policy does not supersede any other Company policy and is intended to augment and work in conjunction with other Company policies having code of conduct and/or conflict of interest provisions.

We engage in transactions, arrangements and relationships with many other entities, including financial institutions and professional organizations, in the course of our ordinary business activities. Some of our directors, executive officers, greater than five percent shareholders and their immediate family members (each, a Related Party) may be directors, officers, partners, employees or shareholders of these entities. We carry out transactions with these entities on customary terms, and, in many instances, our directors and executive officers may not have knowledge of them. To the Company’s knowledge, since the adoption of the Policy no Related Party has had a material interest in any of our ongoing business transactions or relationships other than as described below. There are no other transactions or relationships with these entities outside the ordinary course.

JPMorgan Chase Bank, National Association

Charles W. Scharf, a member of our board of directors, is the Chief Executive Officer of Retail Financial Services at JPMorgan Chase & Co. JPMorgan Chase Bank, N.A. and Visa U.S.A. entered into a master agreement, effective at January 1, 2005 and amended and supplemented March 31, 2005, pursuant to which JPMorgan Chase agreed, among other things, to issue Visa-branded credit and debit cards in exchange for certain pricing terms, payments and other incentives. Visa U.S.A. and its affiliates provide, among other things, authorization, processing, settlement, account support, advertising and promotional services to JPMorgan Chase. Operating revenues recognized as a result of fees paid, net of incentives, from JPMorgan Chase and its affiliates were $345 million, $408 million, $454 million and $501 million in fiscal 2005, 2006, 2007 and 2008 respectively.

Though JPMorgan Chase is one of our largest customers globally, the terms we provide to JPMorgan Chase, including pricing terms, payments and other incentives, are substantially similar in structure and value to the terms provided to our other customers, whether or not affiliated with us, except to the extent such terms are adjusted based on customer size. Due to its relative customer size and contribution to our revenue, JPMorgan Chase generally receives terms which, in the aggregate, are more favorable than the terms afforded to our other customers that produce less revenue for us. Specific terms include:

•

Standard Pricing Rates with Volume Tiers. JPMorgan Chase is subject to the same standard pricing rates that apply to all Visa U.S.A. customers. Our standard pricing is tiered and rates decrease as a customer generates greater volume.

•

Pricing Discounts for Participation in Our U.S. Partnership Program. Over 450 Visa U.S.A. customers meet the eligibility requirements of our U.S. partnership program and receive additional tiered pricing discounts applied to our standard pricing. JPMorgan meets the requirements of the U.S. partnership program and receives the corresponding discounts.

•

Additional Incentives. Additional incentives are cash payments and other incentives that we offer to selected customers, typically our larger customers, in exchange for their commitment to generate certain payments volume using Visa-branded products for an agreed period of time. The total value of these incentives varies and is primarily based on the size of the customer. The incentives provided to JPMorgan Chase were negotiated on an arms-length basis and are individually tailored to mutually-agreed upon objectives and include fixed incentives, growth based incentives and conversion support.

Over the past three fiscal years the aggregate amount of financial incentives provided to JPMorgan Chase has been larger than those afforded to other customers that produce less revenue for us.

Consistent with most of our larger customer relationships, our relationship with JPMorgan Chase in certain circumstances may be terminated on relatively short notice. The agreement was entered into by a predecessor to Visa prior to the adoption of the policy. The Company believes the terms of the agreement were at least as favorable as they would have been had it contracted with unrelated third parties under the same or similar circumstances.

Further, JPMorgan Chase is a party to the Company’s $3.0 billion five-year revolving credit facility that was entered into on February 15, 2008. No amounts were outstanding under the credit facility at any time and no interest has been paid.

See Note 11—Debt to our consolidated financial statements included in Item 8 of this report for more information about the credit facility.

Texas Independent Bancshares Inc.

Texas Independent Bancshares, Inc. is a non-equity member of Visa U.S.A. Charles T. Doyle, our regional director from our U.S.A. region, is the Chairman of the Board, Chief Executive Officer and a

major shareholder of Texas Independent Bancshares. In October 2004, Texas Independent Bancshares was named as a defendant in the interchange litigation which comprises a part of our covered litigation. Texas Independent Bancshares is also a party to a joint defense agreement relating to the interchange litigation. Pursuant to a Visa U.S.A. board resolution dated April 18, 2007, which was approved by a majority of the independent directors of Visa U.S.A., Visa U.S.A. reimburses Texas Independent Bancshares for reasonable costs and expenses incurred in defending itself in the interchange litigation and as a participant in the joint defense agreement. In the board resolution, the Visa U.S.A. board noted its belief that Texas Independent Bancshares would not have been named as a defendant in the interchange litigation absent Mr. Doyle’s being a member of the Visa U.S.A. board. Visa U.S.A. reimbursed Texas Independent Bancshares $101,000 in fiscal 2006, $483,000 in fiscal 2007 and $260,000 in fiscal 2008. This agreement was entered into prior to the adoption of the Policy, but was subsequently ratified by the audit and risk committee of our Board, which found that it is in, or not inconsistent with, the best interests of the Company and its stockholders.

Royal Bank of Canada

Royal Bank of Canada (RBC) is a participant in the Visa system. David McKay, our regional director from our Canada region, is Group Head of Canadian Banking for RBC. As part of the reorganization, RBC incurred costs associated with its filing for regulatory clearance under the U.S. competition laws. Visa agreed to reimburse RBC for certain of the expenses. RBC subsequently requested reimbursement in the amount of $125,000. In July 2008, Visa paid this amount. This reimbursement agreement was entered into prior to the adoption of the Policy.

Relationship with a Visa U.S.A. employee

Mary B. Cranston is one of our independent directors. In September, 2008 one of Ms. Cranston’s daughters married a Visa U.S.A. employee, Russell Hamilton. While Mr. Hamilton is not an executive officer of the Company, his compensation exceeds $120,000 per year. Accordingly, Mr. Hamilton is both a Related Party and his employment is a Related Party Transaction for purposes of the Company’s Policy. On October 14, 2008, the audit and risk committee of our Board reviewed the circumstances surrounding Mr. Hamilton’s employment and his relationship to Ms. Cranston and determined that they are not material. Accordingly, the audit and risk committee approved Mr. Hamilton’s continued employment and each component of his compensation, including any pay increases and promotions that may be provided to him in future in accordance with the Company’s standard compensation policies and practices for similarly situated employees.

Director Independence

Pursuant to the corporate governance listing standards of the NYSE, a majority of our board of directors (and each member of the audit and risk, compensation and nominating and corporate governance committees) must be independent. Our board of directors adopted director independence standards, which are contained in our Corporate Governance Guidelines, to assist in its determination of director independence. No director will qualify as “independent” unless our board of directors affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a material relationship with the Company). Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships (among others).

In accordance with the NYSE Listed Company Manual and our certificate of incorporation, our board of directors established the following guidelines to assist in determining director “independence”:

Subject to the NYSE Listed Company Manual, including the Commentary thereto (and any exceptions stated therein), a director will not be independent if: (i) the director is, or has been within the last three years, employed by the Company, or an immediate family member of the director is, or has been within the last three years, employed by the Company as an executive officer; (ii) the director or an immediate family member of the director has received, during any twelve month period within the last three years, more than $100,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service); (iii) (a) the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor, (b) the director is a current employee of such a firm, (c) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time; (iv) the director or an immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executives at the same time serves or served on that company’s compensation committee; or (v) the director is a current employee, or an immediate family member of the director is a current executive officer, of another company that has made payments to, or receives payments from the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1,000,000 or two percent (2%) of such other company’s consolidated gross revenues.

The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence: (i) relationships involving the provision of products or services either by or to the Company or its subsidiaries or affiliates and involving a director, his or her immediate family members, or a company or charitable organization of which the director or an immediate family member is (or at the time of the transaction, was) a partner, stockholder, officer, employee or director so long as the following conditions are satisfied: the products and services are being provided in the ordinary course of business and on substantially the same terms and conditions, including price, as would be available to similarly situated customers; and the payments to, or payments from, the company for such products or services do not, in any single fiscal year, equal or exceed the greater of $1,000,000 or two percent (2%) of the consolidated gross revenues of such other company or charitable organization; (ii) if a director is a former director, officer or employee of another company that is or was a member of Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association or was otherwise a participant in the Visa payments system, and such director has been retired from, or otherwise terminated, such director, officer or employment position for a period of at least two (2) years and has no other material relationship with such other company (other than the receipt of pension or other customary retirement benefits or deferred compensation for prior service); (iii) if a director beneficially owns, or is an employee of another company that beneficially owns, less than 10% of the Company’s common equity; (iv) if a director is an executive officer or an employee of another company to which the Company is indebted, and the total amount of interest and other fees payable to such other company do not equal or exceed the greater of $1,000,000 or two percent (2%) of the consolidated gross revenues of such other company; and (v) if a director serves as an officer, director or trustee of a charitable organization, and the Company’s discretionary charitable contributions to the organization are less than the greater of $1,000,000 and two percent (2%) of that organization’s consolidated gross revenue. Our board of directors will annually review all commercial, charitable and other relationships of the directors.

A director will not be independent if the director does not meet the definition of “Independent Director” as set forth in Section 11.2 of our certificate of incorporation.

For the purpose of applying these director independence standards, an “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law and anyone (other than domestic employees) who shares such person’s home. When applying the look-back provisions described above, the company need not consider individuals who are no longer immediate family members as a result of legal separation or divorce, or those who have died or become incapacitated.

Our nominating and corporate governance committee and our board of directors has determined that Thomas Campbell, Gary Coughlan, Mary B. Cranston, Francisco Javier Fernandez-Carbajal, Suzanne Nora Johnson, Robert W. Matschullat, Cathy Elizabeth Minehan, David J. Pang, William Shanahan and John A. Swainson qualify as independent directors within the meaning of Section 303A.02 of the NYSE Listed Company Manual and under the independence requirements adopted by our board of directors as set forth above. In the course of its determination regarding the independence of each non-management director, our board of directors considered any transactions, relationships and arrangements as required by Section 303A.02 of the NYSE Listed Company Manual and under the independence requirements adopted by our board of directors as set forth above.

In connection with making its director independence determinations, the nominating and corporate governance committee and our board of directors considered certain financial services, commercial, familial and other relationships between each director and his or her immediate family members or affiliated entities, on the one hand, and Visa and its subsidiaries, on the other hand. The nominating and corporate governance committee and our board of directors specifically considered the following relationships, each of which satisfied the NYSE “bright line” independence standards and were consistent with the independence requirements set forth in our certificate of incorporation:

•

Mr. Swainson is President and CEO of CA, Inc. (CA), an information technology company that provides certain software products and related services to Visa in the ordinary course of business. Visa’s relationship with CA predated Mr. Swainson’s election to the board, and he has played no role in the dealings of CA with Visa. The nominating and corporate governance committee and our board of directors concluded that the services provided by CA to Visa are on commercially reasonable terms and would not impede the exercise of independent judgment by Mr. Swainson.

•

Ms. Johnson is a member of the board of directors of American International Group, Inc. (AIG), a holding company which, through its subsidiaries, provides insurance products to Visa, issues Visa cards and uses the Visa network to process Visa card payments, all in the ordinary course of business. In addition, prior to January 15, 2007, Ms. Johnson served as an executive officer of the Goldman Sachs Group, Inc., a financial services company which, through its affiliate, provides investment banking and certain related financial services to Visa in the ordinary course of business. Visa’s relationship with AIG and Goldman Sachs predated Ms. Johnson’s election to the board, and she has played no role in the dealings of either company with Visa. The nominating and corporate governance committee and our board of directors concluded that the services to be provided by AIG and Goldman Sachs to Visa are on commercially reasonable terms and that neither relationship would impede the exercise of independent judgment by Ms. Johnson.

•

Ms. Minehan’s spouse holds a senior management position as a managing director of the Goldman Sachs Group, Inc., a financial services company which, through its affiliate, provides investment banking and certain related financial services to Visa in the ordinary course of business. Visa’s relationship with Goldman Sachs predated Ms. Minehan’s election to the board, and neither she nor her husband has played a role in the dealings of Goldman Sachs with Visa. The nominating and corporate governance committee and our board of directors concluded that the services to be provided by Goldman Sachs to the Company are on commercially reasonable terms and would not impede the exercise of independent judgment by Ms. Minehan.

•	Ms. Cranston’s daughter married a Visa employee, Russell Hamilton, who is not an executive officer of the Company. Both the audit and risk committee and nominating and corporate governance committee reviewed the circumstances surrounding Mr. Hamilton’s employment and his relationship to Ms. Cranston and concluded that they are not material. Accordingly, the audit and risk committee approved Mr. Hamilton’s continued employment and compensation, and the nominating and corporate governance committee determined that the relationship would not impede the exercise of independent judgment by Ms. Cranston.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to Visa Inc. for fiscal year 2008 and to Visa U.S.A., Visa International and Visa Canada for fiscal 2007 by KPMG LLP:

	Fiscal
	2008	2007
	(in thousands)
Audit fees(1)	$10,119	$9,615
Audit-related fees(2)	2,291	1,916
Tax fees(3)	358	5,890
All other fees(4)	—	397

Total	$12,768	$17,818

(1)	Represents aggregate fees billed for professional services rendered in connection with annual financial statement audits, audits of our internal control over financial reporting and for services related to local statutory audits. Audit fees in fiscal 2008 include services rendered in connection with IPO related activities, and audit fees in both fiscal 2008 and 2007 include services rendered in connection with our October 2007 reorganization and SEC registration matters.
(2)	Represents aggregate fees billed for assurance and related audit services (but not included in the audit fees set forth above). The assurance and related audit services included employee benefit plan audits, review of internal control for selected information systems and business units (SAS 70 audits), and services related to web trust certifications. A portion of audit-related fees in fiscal 2008 and 2007 relate to our October 2007 reorganization and subsequent true-up, or ownership allocation activities per our restructuring agreement.
(3)	Represents aggregate fees billed for tax services in connection with the preparation of tax returns, other tax compliance services, tax planning and expatriate tax services. Tax fees in fiscal 2007 also include fees related to Visa U.S.A.’s and Visa International’s California Mutual Trading status.
(4)	In fiscal 2007, all other fees represent fees for finance advisory services in connection with the re-organization.

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

Following October 2007 Reorganization

Following our October 2007 reorganization, our board of directors established an audit and risk committee of Visa Inc. Consistent with SEC and PCAOB requirements regarding auditor independence, the audit and risk committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. The audit and risk committee is required to pre-approve all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for us by the independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the audit and risk committee prior to the completion of the audit. The audit and risk committee is required to review and discuss with the independent auditor any documentation supplied by the independent auditor as to the nature and scope of any tax services to be approved, as well as the potential effects of the provision of such services on the auditor’s independence. The audit and risk committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit and risk committee at its next scheduled meeting. To help insure the independence of our independent auditor, we have also adopted policies and procedures relating to the engagement of our independent auditor and the hiring of employees from the independent auditor’s public accounting firm.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Report.

2. Consolidated Financial Statement Schedules

None.

3. The following exhibits are filed as part of this Report or, where indicated, were previously filed and are hereby incorporated by reference:

Refer to the Exhibit Index herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

By:	/S/ JOSEPH W. SAUNDERS
Name:	Joseph W. Saunders
Title:	Chief Executive Officer
Date:	November 21, 2008

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph W. Saunders, Joshua R. Floum and Thomas A. M’Guinness, each of them acting individually, his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, in his or her name and on his or her behalf, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH W. SAUNDERS Joseph W. Saunders	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	November 21, 2008

/S/ BYRON H. POLLITT Byron H. Pollitt	Chief Financial Officer (principal financial officer and principal accounting officer)	November 21, 2008

* Hani Al-Qadi	Director	November 21, 2008

* Thomas Campbell	Director	November 21, 2008

* Gary Coughlan	Director	November 21, 2008

* Mary B. Cranston	Director	November 21, 2008

* Charles T. Doyle	Director	November 21, 2008

Signature	Title	Date

* Francisco Javier Fernandez-Carbajal	Director	November 21, 2008

* Peter Hawkins	Director	November 21, 2008

* Suzanne Nora Johnson	Director	November 21, 2008

* Robert W. Matschullat	Director	November 21, 2008

* David I. McKay	Director	November 21, 2008

* Cathy Elizabeth Minehan	Director	November 21, 2008

* David J. Pang	Director	November 21, 2008

* Charles W. Scharf	Director	November 21, 2008

* Segismundo Schulin-Zeuthen	Director	November 21, 2008

* William Shanahan	Director	November 21, 2008

* John A. Swainson	Director	November 21, 2008

*By:	/S/ JOSEPH W. SAUNDERS
Joseph W. Saunders
(Attorney-In-Fact)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Fourth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Visa Inc. on October 14, 2008)

3.2	Amended and Restated Bylaws of Visa Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Visa Inc. on October 16, 2008)

4.1	Form of stock certificate of Visa Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007 (the “September 2007 S-4”))

4.2	Except as set forth in Exhibit 4.1 above, the instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)

10.1	Settlement Agreement, dated June 4, 2003, by and among Visa U.S.A. Inc. and Wal-Mart, Limited Brands, Sears, Safeway, Circuit City, National Retail Federation, Food Market Institute, International Mass Retail Association and Bernie’s Army-Navy Store (incorporated by reference to Exhibit 10.1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007 (the “June 2007 S-4”))

10.2	Master Agreement, with effective date of January 1, 2005, and as amended and supplemented on March 31, 2005, June 15, 2005, June 30, 2005, November 9, 2005, August 11, 2006, January 16, 2007, March 1, 2007, April 20, 2007, and July 23, 2007, by and between JP Morgan Chase Bank NA and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 29, 2007 (the “August 2007 S-4”))

10.3	Chase Freedom Incentive Funding Schedule, with effective date of September 1, 2007, by and between JP Morgan Chase Bank NA and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.3 to the Visa Inc. Registration Statement on Form S-1 (333-247296) filed on November 9, 2007 (the “November 2007 S-1”))†

10.4	Amended and Restated Agreement, with effective date of January 1, 2006, and as amended June 22, 2007, by and among Bank of America NA, MBNA America and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on July 24, 2007 (the “July 2007 S-4”))†

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 2, 2007)

10.6	Visa Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the June 2007 S-4)

10.7	Employment Agreement, dated February 7, 2008, by and between Joseph W. Saunders and Visa Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 4 to the November 2007 S-1)

10.8	Employment Agreement, dated February 7, 2008, by and between Byron H. Pollitt and Visa Inc. (incorporated by reference to Exhibit 10.43 to Amendment No. 5 to the November 2007 S-1)

10.9	Visa U.S.A. Long Term Incentive Plan for fiscal 2006 (incorporated by reference to Exhibit 10.7 to the June 2007 S-4)

Exhibit Number	Description of Documents

10.10	Visa Excess Retirement Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.9 to the June 2007 S-4)

10.11	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the July 2007 S-4)

10.12	Visa Excess Thrift Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.11 to the June 2007 S-4)

10.13	Judgment Sharing Agreement among Defendants in the AMEX case by and between Visa U.S.A. Inc. and the signatory banks thereto (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the July 2007 S-4)†

10.14	Form of Interchange Judgment Sharing Agreement among Visa Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the July 2007 S-4)†

10.15	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and each Member of Visa U.S.A. Inc. that executes and delivers a counterpart signature page to the agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the July 2007 S-4)†

10.16	Form of Escrow Agreement among Visa Inc., Visa U.S.A. Inc. and the escrow agent (incorporated by reference to Exhibit 10.15 to the June 2007 S-4)

10.17	Form of Framework Agreement among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the July 2007 S-4)†

10.18	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 22, 2007)

10.19	Form of Visa Europe Put-Call Option Agreement by and among Visa Inc. and Visa Europe Limited (incorporated by reference to Exhibit 10.19 to the June 2007 S-4)

10.20	Office Lease, with effective date of April 18, 1991, and as amended on May 14, 1992, September 1, 1995, July 1, 1998, and April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the July 2007 S-4)†

10.21	Data Center Lease, with effective date of April 18, 1991, and as amended on April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the July 2007 S-4)†

10.22	Amended and Restated Global Restructuring Agreement, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Visa Asia Pacific, Visa Latin America (incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the September 2007 S-4)

10.23	Inovant Long Term Incentive Plan for fiscal 2006, as amended (incorporated by reference to Exhibit 10.24 to the November 2007 S-1)

10.24	Visa U.S.A. Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.25 to the November 2007 S-1)

10.25	Inovant Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.26 to the November 2007 S-1)

2

Exhibit Number	Description of Documents

10.26	Visa Inc. Special Bonus Plan for fiscal 2007 Plan Administration Guidelines (incorporated by reference to Exhibit 10.27 to the November 2007 S-1)

10.27	Employment Agreement, dated February 7, 2008, by and between John (Hans) C. Morris and Visa Inc. (incorporated by reference to Exhibit 10.41 to Amendment No. 5 to the November 2007 S-1)

10.28	Employment Agreement, dated February 7, 2008, by and between Josh Floum and Visa Inc. (incorporated by reference to Exhibit 10.40 to Amendment No. 5 to the November 2007 S-1)

10.29	Employment Agreement, dated February 7, 2008, by and between John Partridge and Visa Inc. (incorporated by reference to Exhibit 10.42 to Amendment No. 5 to the November 2007 S-1)

10.30	Employment Agreement, dated May 12, 2008 by and between William M. Sheedy and Visa, Inc. (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q, filed on May 13, 2008)

*10.31	Excess Thrift Plan (Amended and Restated Effective January 1, 2008)

*10.32	Excess Retirement Benefit Plan (Amended and Restated Effective January 1, 2008)

*10.33	Form of Restricted Stock and Restricted Stock Unit IPO Award Agreement

*10.34	Form of Restricted Stock and Restricted Stock Unit Post IPO Unit Agreement

*10.35	Form of Special Bonus Stock and Restricted Stock Unit Award Agreement

*10.36	Form of Performance Award Agreement for the CEO

*10.37	Form of Performance Award Agreement for Executives with Employment Agreements

*10.38	Form of Performance Award Agreement for other members of the Executive Leadership Team

*10.39	Form of Stock Option Award Agreement

*14.1	Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers

*21.1	List of Subsidiaries of Visa Inc.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

*31.1	Certification of the Chief Executive Officer pursuant to Section 302

*31.2	Certification of the Chief Financial Officer pursuant to Section 302

*32.1	Certification of the Chief Executive Officer pursuant to Section 906

*32.2	Certification of the Chief Financial Officer pursuant to Section 906

(1)	We have agreed to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of Visa Inc. and its subsidiaries.
†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.
*	Filed or furnished herewith.

3