Form 10-Q
period 2008-12-31
VISA INC.
filed 2009-02-09
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of January 31, 2009, there were 448,865,325 shares of class A common stock, par value $.0001 per share, 245,513,384 shares of class B common stock, par value $.0001 per share and 151,602,324 shares of class C common stock, par value $.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	September 30, 2008
	(in millions, except share data)
Assets
Cash and cash equivalents	$2,613	$4,979
Restricted cash—litigation escrow	2,078	1,298
Investment securities
Trading	86	—
Available-for-sale	103	355
Settlement receivable	745	1,131
Accounts receivable	378	342
Customer collateral	661	679
Current portion of volume and support incentives	233	256
Current portion of deferred tax assets	800	944
Prepaid expenses and other current assets	392	1,190

Total current assets	8,089	11,174
Restricted cash—litigation escrow	560	630
Investment securities, available-for-sale	205	244
Volume and support incentives	127	123
Property, equipment and technology, net	1,117	1,080
Other assets	628	634
Intangible assets	10,883	10,883
Goodwill	10,213	10,213

Total assets	31,822	34,981

Liabilities
Accounts payable	$93	$159
Settlement payable	642	1,095
Customer collateral	661	679
Accrued compensation and benefits	262	420
Volume and support incentives	245	249
Accrued liabilities	362	306
Current portion of long-term debt	51	51
Current portion of accrued litigation	2,296	2,698
Redeemable class C (series III) common stock, no shares and 35,263,585 shares issued and outstanding, respectively (Note 7)	—	1,508

Total current liabilities	4,612	7,165
Long-term debt	53	55
Accrued litigation	1,009	1,060
Deferred tax liabilities	3,843	3,811
Other liabilities	660	613

Total liabilities	10,177	12,704

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	December 31, 2008	September 30, 2008
	(in millions, except par value and share data)
Temporary Equity and Minority Interest
Class C (series II) common stock, $0.0001 par value, no shares and 218,582,801 shares authorized, no shares and 79,748,857 shares issued and outstanding, net of subscription receivable, respectively (Note 7)	$—	$1,136
Minority interest	5	—

Total temporary equity and minority interest	5	1,136

Stockholders’ Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622,245,209 shares authorized, 448,876,279 and 447,746,261 shares issued and outstanding, respectively	—	—
Class B common stock, $0.0001 par value, 622,245,209 shares authorized, 245,513,385 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 1,097,165,602 shares authorized, 151,602,324 issued and 151,587,829 outstanding at December 31, 2008 (Note 7)
Class C (series I) common stock, $0.0001 par value, 813,582,801 shares authorized, 124,622,548 issued and 124,097,105 outstanding at September 30, 2008 (Note 7)	—	—
Class C (series III) common stock, $0.0001 par value, 64,000,000 shares authorized, 26,949,616 issued and outstanding at September 30, 2008 (Note 7)	—	—
Class C (series IV) common stock, $0.0001 par value, 1,000,000 shares authorized, 549,587 shares issued and outstanding at September 30, 2008 (Note 7)	—	—
Additional paid-in capital	21,059	21,060
Class C treasury stock, 14,495 and 525,443 shares, respectively (Note 7)	(2)	(35)
Accumulated income	677	186
Accumulated other comprehensive loss, net	(94)	(70)

Total stockholders’ equity and accumulated income	21,640	21,141

Total liabilities, temporary equity and minority interest, and stockholders’ equity	$31,822	$34,981

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
	(in millions except per share data)
Operating Revenues
Service revenues	$793	$732
Data processing revenues	554	492
International transaction revenues	505	381
Other revenues	156	133
Volume and support incentives	(269)	(250)

Total operating revenues	1,739	1,488

Operating Expenses
Personnel	275	283
Network, EDP and communications	93	83
Advertising, marketing and promotion	210	210
Professional and consulting fees	80	98
Depreciation and amortization	52	62
Administrative and other	63	74
Litigation provision	—	—

Total operating expenses	773	810

Operating income	966	678

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	(1)	1
Interest expense	(30)	(45)
Investment income, net	19	41
Other	(1)	8

Total other (expense) income	(13)	5

Income before income taxes and minority interest	953	683
Income tax expense	379	259

Income before minority interest	574	424
Minority interest	—	—

Net income	$574	$424

Basic net income per share (Notes 7 and 8)
All regional classes and series of common stock		$0.55

Class A common stock	$0.74

Class B common stock	$0.52

Class C common stock	$0.74

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
	(in millions except per share data)
Basic weighted average shares outstanding (Notes 7 and 8)
All regional classes and series of common stock		775

Class A common stock	446

Class B common stock	245

Class C common stock	152

Diluted net income per share (Notes 7 and 8)
All regional classes and series of common stock		$0.55

Class A common stock	$0.74

Class B common stock	$0.52

Class C common stock	$0.74

Diluted weighted average shares outstanding (Notes 7 and 8)
All regional classes and series of common stock		775

Class A common stock	772

Class B common stock	245

Class C common stock	152

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended December 31,
	2008	2007
	(in millions)
Net income	$574	$424
Other comprehensive loss, net of tax:
Investment securities, available-for-sale
Net unrealized gain	7	—
Income tax effect	(3)	—
Defined benefit pension and postretirement plans	1	—
Derivative instruments
Net unrealized loss	(15)	(2)
Income tax effect	6	1
Reclassification adjustment for net loss realized in net income	—	2
Income tax effect	—	(1)
Foreign currency translation loss	(20)	—

Other comprehensive loss, net of tax	(24)	—

Comprehensive income	$550	$424

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Addi- tional Paid in Capital	Treasury Stock	Accum- ulated Income	Accum- ulated Other Compre- hensive Loss	Total Equity
	Class A	Class B	Class C	Class C (series III and series IV)
	(in millions)
Balance as of September 30, 2008	448	245	124	28	$21,060	$(35)	$186	$(70)	$21,141

Net income							574		574
Other comprehensive loss, net of tax								(24)	(24)

Comprehensive income									550
Issuance of restricted share awards	1				—				—
Conversion of class C (series III) and class C (series IV) into class C (series I) common stock (Note 7)			28	(28)					—
Share-based compensation (Note 9)					32				32
Accretion of class C (series II) common stock							(2)		(2)
Cash dividends declared on class A, class B, and class C common stock, at $0.105 per share (Note 7)							(81)		(81)
Gain upon issuance of equity interest in joint venture (Note 1)					6				6
Retirement of treasury stock					(39)	34			(5)
Special IPO dividends received from cost-method investees (Note 7)						(1)			(1)

Balance as of December 31, 2008	449	245	152	—	$21,059	$(2)	$677	$(94)	$21,640

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
	(in millions)
Operating Activities
Net income	$574	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and technology	52	62
Amortization of intangibles, investments, debt issuance costs and accretion of member deposits	—	1
Share-based compensation	32	—
Interest earned on litigation escrow, net of tax	(7)	—
Net recognized loss on investment securities, including other-than-temporary impairment	7	2
Asset impairment	1	—
Gain on disposal of property, equipment and technology	—	(1)
Amortization of volume and support incentives	269	250
Accrued litigation and accretion	25	39
Equity in earnings of unconsolidated affiliates	1	(1)
Deferred income taxes	179	(9)
Change in operating assets and liabilities:
Trading securities	7	—
Accounts receivable	(36)	(29)
Settlement receivable	386	(567)
Volume and support incentives	(254)	(269)
Other assets	95	(27)
Accounts payable	(66)	(89)
Settlement payable	(453)	368
Accrued compensation and benefits	(157)	(166)
Accrued and other liabilities	59	198
Accrued litigation	(529)	(1)
Member deposits	—	(3)

Net cash provided by operating activities	185	182

Investing Activities
Investment securities, available-for-sale:
Purchases	—	(1,257)
Proceeds from sales and maturities	195	1,732
Distribution of money market investment (Note 4)	775	—
Non-marketable securities	—	(160)
Cash acquired through reorganization	—	1,002
Purchases of /contributions to other investments	(1)	—
Dividends/distributions from other investments	—	1
Purchases of property, equipment and technology	(68)	(71)
Proceeds from sale of property, equipment and technology	—	4

Net cash provided by investing activities	901	1,251

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
	(in millions)
Financing Activities
Proceeds from short-term borrowing	—	2
Payments on short-term borrowing	—	(2)
Funding of litigation escrow account—Retrospective Responsibility Plan	(1,100)	—
Payments from litigation escrow account—Retrospective Responsibility Plan	397	—
Payment for redemption of stock	(2,646)	—
Dividends paid	(81)	—
Principal payments on debt	(2)	(9)
Principal payments on capital lease obligations	—	(1)

Net cash used in financing activities	(3,432)	(10)

Effect of exchange rate translation on cash and cash equivalents	(20)	—

(Decrease) increase in cash and cash equivalents	(2,366)	1,423
Cash and cash equivalents at beginning of year	4,979	275

Cash and cash equivalents at end of period	$2,613	$1,698

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$4	$5
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$21	$2
Interest payments on debt	$1	$1
Common stock issued in acquisition	$—	$16,785
Assets acquired in joint venture with note payable and equity interest issued	$22	$—

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(unaudited)

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization—Visa Inc. (“Visa” or the “Company”) is a stock corporation incorporated under the laws of the state of Delaware, United States of America. Visa Inc. and its consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Canada Inc. (“Visa Canada”) and Inovant LLC (“Inovant”) operate the world’s largest retail electronic payments network. Visa Inc. facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities.

Basis of presentation—The accompanying unaudited interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America and reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly such financial statements for the interim periods. Certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly these unaudited interim consolidated financial statements should be read in conjunction with the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2008, for additional disclosures, including a summary of the Company’s significant accounting policies.

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

Formation and consolidation of new processing entity—During the first fiscal quarter of 2009, the Company formed Visa Processing Services, Ltd. (“VPS”) and issued a 30% minority interest to and executed a joint venture agreement with Yalamanchili International Pte. Ltd., a payments processor and software company with operations in Asia. The Company retained the remaining 70% interest. VPS is expected to extend multi-currency and multi-language debit, credit and prepaid processing capabilities to financial institutions, processors and payment companies outside of the United States. VPS is consolidated in the Company’s financial statements with net assets of $23 million.

Recently issued and/or adopted accounting pronouncements— In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 and elected the fair value option with respect to mutual fund equity security investments related to various employee compensation plans, which had previously been reported as available-for-sale investments. There was no impact to the consolidated statement of operations as a result of this adoption. At December 31, 2008, these investments are reported as trading assets on the consolidated balance sheet as the frequency of trading activity is dependent upon the actions of the Company’s employees. Changes in fair value are recorded in investment income, net, on the consolidated statement of operations.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, the FASB issued FASB Staff Position (“FSP”) FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefits pension or other postretirement plan. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009 and are not required for earlier periods presented for comparative purposes. Earlier application is permitted. This FSP impacts disclosures only and will not have an effect on the Company’s consolidated financial position or results of operations upon adoption. The Company plans on adopting FSP FAS 132(R)-1 in fiscal 2010.

Note 2—Retrospective Responsibility Plan

The Company has several mechanisms, including a series of agreements designed to address potential liability under certain litigation referred to as the “covered litigation.” These mechanisms are included in and referred to as the Retrospective Responsibility Plan (the “Plan”). In accordance with the Plan, the Company established an escrow account (the “escrow”) from which settlements of, or judgments in, the covered litigation will be paid. Under the terms of the Plan, when the Company funds the litigation escrow, its U.S. financial institutions, the sole holders of class B shares, bear the cost via a reduction in their class A as-converted share count.

On December 16, 2008, upon the recommendation of the Company’s board of directors, the Company’s stockholders approved and adopted an amendment and restatement of the Company’s Fourth Amended and Restated Certificate of Incorporation to permit the Company greater flexibility in funding the escrow and made other clarifying modifications. As a result, the Company filed a Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware on December 16, 2008.

On December 19, 2008, the Company deposited $1.1 billion into the litigation escrow account. The funding reduces the conversion ratio applicable to the Company’s class B common stock outstanding from 0.7143 per class A share to 0.6296 per class A share. The funding of the escrow has the effect of a repurchase of 20,800,824 class A common stock equivalents from the Company’s class B shareholders. The repurchase amount per share of $52.88 was calculated under the terms of the Plan using the volume weighted average price of the Company’s class A common shares for the 15-day trading period from December 1, 2008 to December 19, 2008.

The following table sets forth the change in the escrow account during the three months ended December 31, 2008:

(in millions)
Balance at October 1	$1,928
Additional funding under the Plan	1,100
American Express settlement payments	(70)
Discover settlement payments(1)	(327)
Interest earned, less applicable taxes	7

Balance at December 31, 2008	$2,638
Less: current portion of escrow account	(2,078)

Long-term portion of escrow account	$560

(1)

The Company made its first quarterly payment of $472 million related to the Discover settlement during the first quarter of fiscal 2009. Of the $472 million payment, $327 million was funded through the litigation escrow account under the Plan and $145 million, $65 million of which is reimbursed by Morgan Stanley evenly over the four fiscal 2009 quarters, was funded from the Company’s operating cash. See Note 4—Prepaid Expenses and Other Current Assets.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements

Effective October 1, 2008, the Company adopted Statement of Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities which are required to be measured at fair value. SFAS 157 establishes a framework for measuring fair value and related disclosures. SFAS 157 has the following key elements:

•	Defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The valuation hierarchy considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument’s classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of the Company’s financial assets and liabilities within the hierarchy are as follows:

Level 1—Inputs to the valuation are unadjusted quoted prices in active markets for identical assets or liabilities. The fair value of the Company’s cash equivalents (money market funds) and mutual fund equity securities are based on quoted prices and are therefore classified as Level 1.

Level 2—Inputs to the valuation methodology include:

•	Quoted prices in active markets for similar (not identical) assets or liabilities;

•	Quoted prices for identical or similar assets in markets with insufficient volume or infrequent transactions (less active markets);

•	Inputs other than quoted prices that are observable for the asset or liability (for example, interest rates or yield curves); and

•

Model-driven valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 2 assets include U.S. government-sponsored debt securities, tax-exempt municipal bonds issued in the U.S., Canadian government debt securities, and foreign exchange derivative instruments. The fair value of the Company’s Level 2 assets is based on quoted prices in active markets for similar assets, and other observable inputs. Level 2 liabilities include foreign exchange derivative instruments in a liability position. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Inputs reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize estimates of market participant assumptions. Level 3 assets include the Company’s auction rate securities, corporate debt, mortgage backed securities and other asset backed securities. Level 3 liabilities include the Visa Europe put option.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities carried at fair value on a recurring basis are as follows:

	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,157
Current portion of investment securities
U.S. government-sponsored entities		$78
Tax-exempt municipal bonds		4
Equity securities	86
Corporate debt securities			$20
Other asset backed securities			1
Long-term portion of investment securities
U.S. government-sponsored entities		140
Canadian government debt securities		6
Corporate debt securities			12
Other asset backed securities			18
Mortgage backed securities			16
Auction rate securities			13
Derivative financial instruments
Foreign exchange derivative instruments		5

	$5,243	$233	$80

Liabilities
Other liabilities
Visa Europe put option			$346
Foreign exchange derivative instruments		$20

Level 3 Assets and Liabilities

Auction rate securities. These securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in these securities.

Mortgage backed securities, other asset backed securities and corporate debt securities. These securities have been classified as Level 3 due to a lack of trading in active markets for these securities and a lack of observable inputs. These securities were priced using non-binding market consensus prices that the Company was unable to corroborate with observable market data. Non-binding market consensus prices are based on the proprietary models of pricing providers and brokers that utilize observable market data as valuation inputs and are also based on internal assumptions of these pricing providers and brokers.

Visa Europe Put Option Agreement

The Company granted Visa Europe a put option under which Visa Inc. is required to purchase all of the member equity interests of Visa Europe from its members at any time after March 25, 2009. The purchase price of the Visa Europe shares under the put option is based on a formula that, subject to certain adjustments, applies a 12-month forward price-to-earnings multiple applicable to Visa Inc.’s

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock shortly following the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the same 12-month period.

The Company determined the fair value of the put option to be approximately $346 million at December 31, 2008 and September 30, 2008. The fair value of the Visa Europe put recorded represents the value of Visa Europe’s option, which could under certain conditions obligate the Company to purchase its member equity interest for an amount above fair value. The fair value of the put option is computed using probability-weighted models designed to estimate the Company’s liability assuming various possible exercise decisions that Visa Europe could make under different economic conditions in the future, including the possibility that Visa Europe will never exercise its option. The most significant of these estimates are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the 12-month forward price-to-earnings multiple applicable to the Company’s common stock and that applicable to Visa Europe on a stand alone basis at the time of exercise, which the Company refers to as the “P/E differential.” Factors impacting the assumed probability of exercise used in the calculation include the stated intention of Visa Europe, observed indicators that Visa Europe is preparing to exercise or changes in market or other conditions that could materially impact the likelihood of exercise. Factors impacting the assumed P/E differential used in the calculation include material changes in the forward price-to-earnings multiple of Visa Inc. and those of a group of comparable companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe. In determining the fair value of the put option at December 31, 2008, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise of 5.3x. These assumptions are consistent with those used in the valuation of the put option at September 30, 2008.

The assumed probability that Visa Europe will elect to exercise its option and the 12-month forward price-to-earnings multiple applicable to Visa Europe are unobservable and therefore this liability is classified within the valuation hierarchy as Level 3. This liability is carried at fair value in other liabilities on the Company’s consolidated balance sheet with changes in fair value included in the Company’s consolidated statement of operations.

The table below provides a roll-forward of the Company’s Level 3 investments from October 1, 2008 to December 31, 2008:

	Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Other Asset Backed Securities	Mortgage Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2008	$45	$23	$22	$13	$103
Other than temporary impairment included in investment income, net	(3)	—	(4)	—	(7)
Maturities and principal payments	(10)	(4)	(2)	—	(16)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at December 31, 2008	$32	$19	$16	$13	$80

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Liabilities Using Significant Unobservable Inputs (Level 3)
Visa Europe Put Option
(in millions)
Balance at October 1, 2008	$346
Revaluation gain (loss) included in earnings	—
Exercise of put (settlement)	—
Transfers in (out) of Level 3	—

Balance at December 31, 2008	$346

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

Non-marketable equity investments. The Company’s fair value measurement is primarily applicable to strategic investments acquired upon the reorganization in fiscal 2008. The fair value of these strategic investments is measured using financial metrics and ratios of comparable public companies and is classified as Level 3, as the inputs used to measure the fair value are unobservable and require management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments. At December 31, 2008, non-marketable equity security investments are accounted for under the cost and equity methods and totaled $592 million in other assets on the consolidated balance sheet.

Reserve Primary Fund. The Company’s investment in the fund was originally recorded as a cash equivalent on its consolidated balance sheet. At September 30, 2008 and December 31, 2008, the Company considered its shares in this fund to represent an equity investment for which a market price is not readily determinable. Therefore, the investment is accounted for under the cost method of accounting and classified as other current assets on the consolidated balance sheet. The Company has classified this as a Level 3 asset as it estimates the fair value of this investment by discounting the fund’s underlying holdings of securities based upon an estimate of risk inherent to those holdings. The Company believes the balance of $178 million at December 31, 2008 is appropriately valued. See Note 4—Prepaid Expenses and Other Current Assets for additional information regarding this asset.

Settlement Guarantee. Under each of Visa U.S.A.’s and Visa International’s corporate bylaws, the Company indemnifies customers for settlement losses suffered due to failure of any other customer to honor Visa cards, travelers cheques, deposit access products, point-of-sale check service drivers and other instruments processed in accordance with the operating regulations. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement.

The fair value of the settlement risk guarantee is estimated using a proprietary model. Key inputs to the model include statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for customers (utilizing, where available, third-party estimates of the probability of customer failure). The model is updated on a periodic basis to capture recent characteristics of the customer base, historical loss experience, and changes in Visa’s global risk policies and procedures. The Company has classified this as a Level 3 liability as the fair value is measured using significant unobservable inputs. The estimated probability-

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted value of the guarantee was less than $1 million at December 31, 2008 and September 30, 2008 and is reflected in accrued liabilities on the respective consolidated balance sheets. See Note 6—Settlement Guarantee Management.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, equipment and technology, goodwill, and intangible assets. The Company is in the process of evaluating the impact, if any, that the application of SFAS 157 to its non-financial assets will have on the Company’s consolidated result of operations or financial position.

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2008	September 30, 2008
	(in millions)
Money market investment—Reserve Primary Fund	$178	$953
Non-trade receivable	49	15
Prepaid expenses and maintenance	124	91
Income tax receivable	4	90
Other	37	41

Total	$392	$1,190

The money market investment represents the Company’s investment in the Reserve Primary Fund (the “Fund”). The balance at September 30, 2008 reflects a $30 million other than temporary impairment. During the quarter ended December 31, 2008, the Company received total distributions of $775 million. In December 2008, the Fund announced a plan for liquidation and distribution of assets that includes the establishment of a special reserve which will be used to satisfy pending or threatened claims against the Fund, its officers and Trustees, and anticipated costs and expenses of the Fund, including legal and accounting fees. The amount to be set aside out of the Fund’s assets for the special reserve has not been determined. The Fund plans to continue to make periodic distributions, up to the amount of the special reserve, on a pro-rata basis. On January 20, 2009, the Fund announced its plans to make a series of partial distributions by February 9, 2009. The Company’s pro-rata portion of these distributions has yet to be finalized. See Note 3—Fair Value Measurements.

The non-trade receivable balance at December 31, 2008 includes a $49 million receivable from Morgan Stanley as part of the Discover settlement agreement (see Note 11—Legal Matters). The Company recorded a $65 million receivable from Morgan Stanley during the quarter, which was reduced by the first of four quarterly payments.

Note 5—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and postretirement benefit plans which provide retirement and medical benefits for substantially all employees residing in the United States.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,
	2008	2007	2008	2007
	(in millions)
Service cost	$13	$13	$—	$2
Interest cost	12	10	1	1
Expected return on assets	(11)	(11)	—	—
Amortization of:
Prior service cost (credit)	(2)	(3)	(1)	(1)
Actuarial loss	3	1	—	—

Total net periodic pension cost	$15	$10	$—	$2

The Company expects contributions from employer assets to the pension plans and other postretirement benefit plan for fiscal 2009 to be approximately $104 million compared to $190 million in the prior year. Recent market conditions have resulted in an unusually high degree of volatility associated with certain pension plan assets. Should deterioration in market conditions continue, the Company’s pension asset portfolio could be adversely impacted, and the Company may be required to make additional contributions. The Company will continue to monitor the performance of pension plan assets and market conditions in evaluating its contribution to the pension plan in fiscal 2009.

Note 6—Settlement Guarantee Management

The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement between different customers. The term and amount of the indemnification are unlimited. Settlement at risk (or exposure) is estimated using the average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin, four months of rolling average chargebacks volume, and the total balance for outstanding travelers cheques. During the three month period ended December 31, 2008, the Company updated its settlement risk policy and raised the safety margin from two days to three days, which increased the Company’s estimated maximum settlement exposure amounted to approximately $43.4 billion at December 31, 2008 compared to $34.8 billion at September 30, 2008. Of this amount, $3.6 billion and $3.0 billion at December 31, 2008 and September 30, 2008, respectively, are covered by collateral. The total available collateral balances presented below are greater than the collateral amounts which cover the maximum settlement exposure due to limited instances in which the collateral held exceeds the total settlement exposure for a particular financial institution at December 31, 2008 and September 30, 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company requires certain customers that do not meet its credit standards to post collateral in order to ensure their performance of settlement obligations arising from product clearings. The Company holds collateral in the form of cash equivalents, pledged securities, guarantees and letters of credit. The cash equivalents are reflected in customer collateral on the consolidated balance sheets as they are held in escrow in the Company’s name. Pledged securities are held by third parties in trust for the Company and the customers, and have been excluded from the consolidated balance sheet. Guarantees and letters of credit are also excluded from the consolidated balance sheet. At December 31, 2008 and September 30, 2008, the Company maintained collateral as follows:

	December 31, 2008	September 30, 2008
	(in millions)
Cash equivalents	$661	$679
Pledged securities at market value	166	150
Letters of credit	759	720
Guarantees(1)	2,600	1,938

Total	$4,186	$3,487

(1)

Guarantees are provided primarily by financial institutions to secure the obligations of their subsidiaries. The Company routinely evaluates the financial viability of institutions providing the guarantees.

See disclosure of the fair value of the settlement risk guarantee in Note 3—Fair Value Measurements.

Note 7—Stockholders’ Equity

Class C Common Stock Redemptions and Conversions

In October 2008, the Company used $1.508 billion of net proceeds from the initial public offering (“IPO”) for the required redemption of 35,263,585 shares of class C (series III) common stock at a redemption price of $42.77 per share as required by the Company’s Third Amended and Restated Certificate of Incorporation. Following the October 2008 redemption, the remaining 27,499,203 shares of class C (series III) and class C (series IV) common stock outstanding automatically converted into shares of class C (series I) common stock on a one-to-one basis. In December 2008, upon adoption of the Fifth Amended and Restated Certificate of Incorporation, shares of class C (series I) common stock are designated as class C common stock with no series designation.

In October 2008, the Company also utilized net proceeds from the IPO to fund the redemption of all class C (series II) common stock. The class C (series II) common stock were purchased for a cash payment of $1.138 billion and the return to Visa Europe of the class C (series II) common stock subscription receivable outstanding.

Funding of the Litigation Escrow

On December 16, 2008, the Company’s stockholders approved and adopted the Company’s Fifth Amended and Restated Certificate of Incorporation which permits the Company greater flexibility in funding the litigation escrow account. The Company funded the escrow account with $1.1 billion on December 19, 2008 which reduced the conversion rate applicable to Visa’s class B common stock

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding from 0.7143 per class A share to 0.6296 per class A share. See Note 2—Retrospective Responsibility Plan.

Shares of common stock outstanding after the funding of the litigation escrow, in total and on an as converted basis are as follows:

	Shares Outstanding at December 31, 2008	Class B Common Stock Conversion Rate	As converted
Class A common stock	448,876,279	—	448,876,279
Class B common stock	245,513,385	0.6296	154,566,658
Class C common stock	151,587,829	—	151,587,829

	845,977,493		755,030,766

Special IPO Stock Dividends Received from Cost Method Investee, Net of Tax

During the first fiscal quarter, the Company received 14,495 shares of its own class C (series I) common stock from a cost method investee who was also a holder of class C (series I) common stock and recorded $0.7 million in treasury stock. The value of the treasury stock was calculated based on other recent class C (series I) stock transactions by other class C (series I) shareholders with unrelated third parties. In December 2008, the Company retired 525,443 shares of treasury stock previously received through dividend by another of its cost method investees. These stock dividends are recorded as an increase in additional paid-in capital, net of tax, and are not recorded as income as they are the result of appreciation of the Company’s own common stock.

Dividends Declared

On January 22, 2009, the Company’s board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) which will be paid on March 3, 2009 to all holders of record of the Company’s class A, class B and class C common stock as of February 13, 2009.

Note 8—Net Income Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”).

Three months ended December 31, 2008

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

Diluted net income per share for each class and series of common stock is computed by dividing net income available by the weighted average number of common shares and, if dilutive, potential class A equivalent common shares outstanding during the period. The following tables present basic and diluted earnings per share for the three months ended December 31, 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic Earnings Per Share

Classes and Series of Common Stock	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Common Stock Redeemed on October 10, 2008:
Class C (series II) and class C (series III) liability shares(1)	Not presented	$4		Not presented

Common Stock:
Class A	446,438,161	330		$0.74
Class B	245,513,385	128	(2)	$0.52
Class C(1)	151,579,648	112		$0.74

	Net income	$574

Diluted Earnings Per Share

Classes and Series of Common Stock	Weighted Average Shares Outstanding (A)	Income Allocation ($) (B) (in millions)		Earnings per Share = (B)/(A)
Common Stock Redeemed on October 10, 2008:
Class C (series II) and class C (series III) liability shares(1)	Not presented	$4		Not presented

Common Stock:
Class A(3)	771,620,219	571		$0.74
Class B	245,513,385	128	(2)	$0.52
Class C(1)	151,584,490	112		$0.74

(1)	Under the guidelines of SFAS 128, net income was attributed to the redeemed common stock for the period of the quarter during which they were outstanding. See Note 7—Stockholders’ Equity.
(2)

Net income is attributed to each class and series of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income allocated to each class and series of common stock, the weighted average number of class B common shares outstanding in the period is 172,428,235.

(3)

The calculation of class A common stock diluted earnings per share assumes potential A equivalent shares outstanding. The computation of average dilutive shares outstanding excluded stock options to purchase 10,072,536 shares of common stock for the three months ended December 31, 2008. These amounts were excluded because their effect would be antidilutive.

Three months ended December 31, 2007

Prior to the Company’s IPO, the stockholders of each regional class of common stock were entitled to equal per share distributions of earnings whether through dividends or upon liquidation. The Company therefore presented a single earnings per share amount applicable to all outstanding classes of common stock for periods prior to the IPO. For the three months ended December 31, 2007, the Company did not have any potential dilutive common shares.

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

Net income (in millions)	$424
Basic and diluted weighted-average common stock outstanding	775,080,512
Basic and diluted net income per share	$0.55

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Share-based Compensation

In November 2008, the Company granted 1,281,891 non-qualified stock options (“options”), 1,231,227 restricted stock awards (“RSAs”) and 272,022 restricted stock units (“RSUs”) to its employees under the 2007 Equity Incentive Compensation Plan (the “EIP”). The fair value of the RSAs and RSUs, based on the closing price of the class A common stock, on the New York Stock Exchange on the date of grant, was $56.47. The fair value of the options determined on the date of grant using a Black-Scholes option pricing model was $23.53. The options, RSAs and RSUs vest in three equal installments on each of the first three anniversaries from the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement. The options granted expire ten years from the date of grant. In December 2008, the Company granted an additional 17,748 RSUs and 29,580 RSAs to non-employee directors. The fair value of the RSUs and RSAs, based on the closing price of the class A common stock, on the New York Stock Exchange on the date of grant, was $54.77.

In November 2008, the Company also made an award of performance-based shares. The ultimate number of performance shares that are earned will be between zero and 300,960 and will be determined based on the Company’s achievement of specified adjusted net income performance targets during the one-year period commencing October 1, 2008. Compensation expense for the performance awards is initially estimated based on target performance and is adjusted as appropriate throughout the performance period. The performance shares vest in two equal installments on the second and the third anniversary from the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement.

The Company accounted for these awards under the guidance of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

Note 10—Income Taxes

Beginning October 1, 2008, the Company’s subsidiary in Singapore operates under a tax incentive agreement which is effective through September 30, 2014, and may be extended through September 30, 2023, if certain additional requirements are satisfied. The tax incentive agreement is conditional upon the Company’s meeting certain employment and investment thresholds. The Company anticipates the impact in fiscal 2009 to be less than one percent of the Company’s effective tax rate.

During the three months ended December 31, 2008, the Company’s unrecognized tax benefits related to tax positions taken in the current period increased by $5 million, all of which would affect the effective tax rate if recognized. During the same period, the Company accrued $3 million of interest and $3 million of penalties related to uncertain tax positions.

Note 11—Legal Matters

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s litigation provision was less than one million dollars for both three month periods ended December 31, 2008 and 2007. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. The Company is presently involved in the matters described below and other legal actions, except for those disclosed below as resolved or settled. From time to time we may engage in settlement discussions or mediations with respect to one or more of our outstanding litigation matters, either on our own behalf or collectively with other parties. The Company will continue to review the litigation accrual and, if necessary, future refinements to the accrual will be made.

The following table summarizes the activity related to accrued litigation for the three months ended December 31, 2008 and 2007:

	2008	2007
Balance at October 1	3,758	3,682
Settlement obligation to be refunded by Morgan Stanley(1)	65	—
Interest accretion on settled matters	25	39
Payments on settled matters	(543)	(1)

Balance at December 31	3,305	3,720

(1)

This balance represents the amount of the Discover settlement to be refunded to the Company by Morgan Stanley under a separate agreement. The Company recorded a corresponding receivable in prepaid and other current assets on the Company’s consolidated balance sheets at December 31, 2008.

Covered Litigation

Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the Retrospective Responsibility Plan, which the Company refers to as the covered litigation. For a description of the Retrospective Responsibility Plan, see Note 2—Retrospective Responsibility Plan.

The Discover Litigation

On December 15, 2008, the Company made its first payment to Discover pursuant to the terms of the settlement agreement and received the first of four refund payments from Morgan Stanley.

The American Express Litigation

American Express has met the performance criteria set forth in the settlement agreement for each quarter, including the first fiscal quarter of fiscal 2009, and Visa made each of the corresponding settlement payments.

The Attridge Litigation

On January 5, 2009, this case was reassigned to Judge Feinstein.

The Interchange Litigation

Pursuant to the court’s previous order, putative class plaintiffs filed their Second Consolidated Amended Class Action Complaint on January 29, 2009, which also added Visa Inc. as a defendant. In

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, putative class plaintiffs filed a Second Supplemental Class Action Complaint (the “Supplemental Complaint”) against Visa Inc. and several financial institutions challenging Visa’s reorganization and Initial Public Offering under Section 1 of the Sherman Act and Section 7 of the Clayton Act. In the Supplemental Complaint, putative class plaintiffs seek unspecified monetary damages and declaratory and injunctive relief, including an order that the Initial Public Offering be unwound.

On January 29, 2009, putative class plaintiffs served on defendants a reply in support of their motion seeking to certify a class of merchants. Briefing on class certification is now complete, and all briefs were filed with the court on January 29, 2009.

U.S. Department of Justice Civil Investigative Demands (CIDs)

On February 5, 2009, the Division informed Visa that it closed the investigations that led to the issuance of the September 27, 2007 and February 26, 2008 CIDs.

Hill Country Custom Cycles

On December 22, 2008, the court issued an order dismissing without prejudice the case against Visa.

Pursuant to the Court’s January 26, 2009 order, the plaintiff must file an Amended Complaint no later than May 1, 2009 if it chooses to refile.

Venezuela Interchange Proceedings

Visa was served on November 28, 2008 and the evidentiary phase of the case has begun.

Kabuki Restaurants

On January 5, 2009, Kabuki Restaurants, Inc. filed a putative class action lawsuit against Visa Inc. in California Superior Court. The plaintiff alleges that Visa’s practice of imposing fines on acquiring banks for their merchants’ failure to abide by certain Visa rules, including fines related to the Cardholder Information Security Program (CISP) and Account Data Compromise Recovery (ADCR) process, violates California state law, including Business and Professions Code §§17200 et seq. At this time, it is too early to make any reasonable evaluation of the claims alleged.

Intellectual Property Litigation

Starpay and VIMachine

The parties reached an agreement in principle to settle the dispute in January 2008. On May 16, 2008, Visa U.S.A. and Visa International filed a Motion to Enforce the Settlement Agreement against all parties to the agreement, including the inventor. Briefing on that motion is complete, with the inventor intervening in opposition. If the settlement agreement is enforced, the amount of the settlement is not material to the Company’s financial statements taken as a whole.

VIMachine and the inventor subsequently filed a Motion to Compel Further Mediation on November 7, 2008. Visa U.S.A. and Visa International opposed the motion and asked the Court to rule on the pending Motion to Enforce if the parties’ current efforts to resolve their differences are unsuccessful. On December 17, 2008, Starpay and VIMachine filed a Motion for Leave to File Under Seal a Motion for Stay of This Action in Favor of Arbitration.

Every Penny Counts, Inc.—Prepaid Cards

Appellate briefing is complete.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “our” and “the Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with Visa Inc.’s unaudited consolidated financial statements and related notes included elsewhere in this report.

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

By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from these forward-looking statements as a result of a variety of factors, including all the risks discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. You are cautioned not to place undue reliance on such statements, which are made only at the date of this report. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

Visa operates the world’s largest retail electronic payments network and manages the world’s most recognized global financial services brand. We provide financial institutions with platforms that encompass consumer credit, debit, prepaid and commercial payments. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation continues to yield significant growth opportunities. We continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment services to benefit our existing customers and to position Visa to serve more and different constituencies.

Overall Economic Conditions

Our business is affected by overall economic conditions and consumer spending patterns. We expect that poor economic conditions will continue to moderate consumer and commercial spending, and our rate of payments volume growth, in the near term. However, we believe that the continued behavioral shift to electronic payment products for non-discretionary spending will buffer the impact to our overall payments volume growth. This shift is particularly clear in debit products, where Visa has a very strong market position.

Funding of the Litigation Escrow

During December 2008, we deposited $1.1 billion into the litigation escrow account previously established under the Retrospective Responsibility Plan (the “Plan”). Under the terms of the Plan, when Visa funds the litigation escrow, its U.S. financial institutions, the sole holders of class B shares, bear the cost through a reduction in their as-converted class A share count. The funding of the escrow had the effect of a repurchase of 20,800,824 class A common stock equivalents from our class B shareholders. See Note 2—Retrospective Responsibility Plan to our unaudited consolidated financial statements included elsewhere in this report.

Expansion of Our Processing Capabilities

Expanding our processing capabilities worldwide is a core component of our long-term growth strategy. As part of this strategy, we created Visa Processing Services Pte. Ltd. (“VPS”), a joint venture with Yalamanchili International Pte. Ltd. (“Yalamanchili”), in which we hold a majority interest. Yalamanchili is a payments processor and software company with operations in Asia.

VPS will allow us to extend our industry-leading processing capabilities in geographies where electronic payments are growing rapidly, providing multi-currency and multi-language debit, credit and prepaid processing services to financial institutions, processors and payment companies. VPS will also have capabilities to provide ATM, money transfer and private label processing, as well as a range of payments services, including risk and fraud management, mobile applications, loyalty and cardholder support. Initially, VPS is expected to provide prepaid and debit processing solutions and we believe it will complement Visa’s Debit Processing Service.

Payments Volume and Transaction Counts

We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues.

The following tables set forth product payments volumes for the periods presented in nominal dollars:

	U.S.A.			Rest of World			Visa Inc.
	3 months ended September 30, 2008(3)	3 months ended September 30, 2007(3)	% Change	3 months ended September 30, 2008(3)	3 months ended September 30, 2007(3)	% Change	3 months ended September 30, 2008(3)	3 months ended September 30, 2007(3)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$167	$165	1%	$212	$182	16%	$379	$347	9%
Consumer debit(1)	195	171	14%	39	28	38%	234	199	18%
Commercial and other	59	52	13%	29	25	15%	88	77	13%

Total Payments Volume	$421	$388	9%	$280	$235	19%	$701	$623	12%
Cash volume	103	101	2%	323	248	30%	426	349	22%

Total Volume(2)	$524	$489	7%	$603	$483	25%	$1,127	$972	16%

(1)	Includes prepaid volume.
(2)

Total volume is the sum of total payments volume and cash volume. Total payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks.

(3)

Service revenues in a given quarter is assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service revenues reported with respect to the three months ended December 31, 2008 and December 31, 2007 were based on payments volume reported by our financial institution customers for the three months ended September 30, 2008 and September 30, 2007, respectively.

The following table sets forth transaction volumes processed by our VisaNet system during the periods presented:

	Three months ended December 31,
	2008	2007	% Change
	(in millions)
Total transactions	9,797	9,094	8%

Results of Operations

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., throughout the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended December 31,
	2008	2007	$ Change	% Change
	(in millions, except percentages)
U.S. operating revenues	$994	$886	$108	12%
Rest of world operating revenues	690	547	143	26%
Visa Europe operating revenues	55	55	—	—

Total Operating Revenues	$1,739	$1,488	$251	17%

Operating revenues earned throughout the rest of the world for the three month periods ended December 31, 2008 and 2007 represented 40% and 37% of total operating revenues, respectively. Growth in operating revenues earned throughout the rest of the world accounted for 57% of the increase in total operating revenues for the three month periods. In addition to payments and transactions volume growth, the increase in operating revenues throughout the rest of the world reflects the impact of pricing modifications made on various services during the second half of fiscal 2008, as a result of innovations in our product line and improvements in our service model. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

A significant portion of the revenues we earn outside the U.S. result from cross-border business and leisure travel. Revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency.

Our operating revenues are impacted by fluctuations in foreign currency rates. Operating revenues are impacted by the overall strengthening or weakening of the U.S. dollar compared to local or regional currencies in which our payments volumes are denominated. The strengthening of the U.S. dollar during the three months ended December 31, 2008 resulted in a 1% decline in total operating revenues compared to the prior year comparable period, which primarily impacted international transaction revenues.

The following table sets forth the components of our operating revenues for the periods presented.

	Three months ended December 31,
	2008	2007	$ Change	% Change
	(in millions, except percentages)
Service revenues	$793	$732	$61	8%
Data processing revenues	554	492	62	13%
International transaction revenues	505	381	124	33%
Other revenues	156	133	23	17%
Volume and support incentives	(269)	(250)	(19)	8%

Total Operating Revenues	$1,739	$1,488	$251	17%

•

Service revenues increased due to an increase in payments volume of 12% for the three months ended September 30, 2008 over the comparable period in 2007. We expect that current turbulence in the financial and credit markets will moderate consumer and commercial spending, and the rate of payments volume growth, in the near term.

•	Data processing revenues increased due to growth in the number of transactions processed of 8%.

•

International transaction revenues grew despite a decline in cross-border payments volume, primarily due to competitive pricing modifications which took place after the first quarter of fiscal 2008. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers. Cross border payments volume experienced negative growth in the single digits, reflecting a moderate decline in cross-border business and leisure travel.

•

Other revenues increased primarily due to growth in fees related to the Visa Extras loyalty platform through which we earn revenues from our financial service institution customers for administrative and rewards fulfillment services performed in support of the platform.

•

Volume and support incentives growth is primarily attributable to the impact of new contractual agreements executed during the quarter. The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to contracts or new contracts.

The net asset (liability) of volume and support incentives changed as follows:

	Fiscal 2009	Fiscal 2008
	(in millions)
Beginning balance at October 1, net asset (liability)(1)	$130	$(87)
Provision
Current year provision	(299)	(261)
Performance adjustments(2)	34	10
Contractual amendments(3)	(4)	1

Subtotal volume and support incentives	(269)	(250)

Payments	254	269

Ending balance at December 31, net asset (liability)(1)	$115	$(68)

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented in the unaudited consolidated balance sheets of Visa Inc.
(2)	Amount represents downward adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.
(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

Operating Expenses

We continue to focus on driving operating efficiencies across our enterprise and manage our operating expenses accordingly. The following table sets forth the components of our operating expenses for the periods presented:

	Three months ended December 31,
	2008	2007	$ Change	% Change
	(in millions, except percentages)
Personnel	$275	$283	$(8)	(3)%
Network, EDP and communications	93	83	10	12%
Advertising, marketing and promotion	210	210	—	—%
Professional and consulting fees	80	98	(18)	(18)%
Depreciation and amortization	52	62	(10)	(16)%
Administrative and other	63	74	(11)	(15)%
Litigation provision	—	—	—	NM

Total Operating Expenses	$773	$810	$(37)	(5)%

•	Network, EDP and Communications increased primarily due to higher fees paid for debit processing services related to processing transactions through non-Visa networks.

•	Professional and consulting fees decreased due to the absence of consulting and legal fees incurred in the prior year in connection with our reorganization.

•

Depreciation and amortization decreased reflecting the absence of amortization expense which was incurred in the prior year comparable quarter on licenses acquired in connection with the PrivaSys litigation settlement in that quarter. The decline also reflects technology assets in our current east coast data center which were fully depreciated following the first quarter of fiscal 2008. The data center will be decommissioned and replaced by a new facility during the second quarter of fiscal 2009. We expect depreciation and amortization to increase when our new east coast data center is placed into service later in fiscal 2009.

•

Administrative and other expense decreased primarily due to foreign exchange gains recorded upon remeasurement of U.S. dollar-denominated net assets held in Canada as the U.S. dollar strengthened against the Canadian dollar during the quarter.

Other Income (Expense)

The following table sets forth the components of our other income (expense) during the three months ended December 31, 2008 compared to the prior year comparable period.

	Three months ended December 31,
	2008	2007	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$(1)	$1	$(2)	NM
Interest expense	(30)	(45)	15	(33)%
Investment income, net	19	41	(22)	(54)%
Other	(1)	8	(9)	NM

Total Other Income (Expense)	$(13)	$5	$(18)	NM

•

Interest expense decreased primarily due to lower interest accretion from declining litigation balances. See Note 11—Legal Matters to our unaudited consolidated financial statements included elsewhere in this report.

•

Investment income, net decreased primarily due to other-than-temporary impairments of $8 million on certain other investment securities and $8 million of losses incurred during the quarter on our equity securities which are classified as trading assets. See Note 1—Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this report.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 40% and 38% for the three months ended December 31, 2008 and 2007, respectively. The rate for the three months ended December 31, 2008 was higher than the rate for the same period in the prior year primarily due to the loss of a California special deduction for which we were eligible prior to our IPO.

Beginning October 1, 2008, our subsidiary in Singapore operates under a tax incentive agreement, which is effective through September 30, 2014, and may be extended through September 30, 2023, if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds. We anticipate that the impact to fiscal 2009’s effective tax rate to be less than one percent.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three months ended December 31,
	2008	2007
	(in millions)
Total cash provided by (used in):
Operating activities	$185	$182
Investing activities	901	1,251
Financing activities	(3,432)	(10)
Effect of exchange rate translation on cash and cash equivalents	(20)	—

(Decrease) increase in cash and cash equivalents	$(2,366)	$1,423

Cash provided by operating activities during the three months ended December 31, 2008 primarily reflects our net income of $574 million, adjusted for non-cash items of $559 million, and use of cash to fund significant operational payments including those related to litigation settlements, volume and support incentives, and our annual compensation benefits. We believe that cash flow generated from operating activities sufficiently meets the demands of our ongoing operational needs.

Cash provided by investing activities during the three months ended December 31, 2008 primarily reflects $775 million of cash distribution received from the Reserve Primary Fund and net cash proceeds of $195 million from the sales and maturities of investment securities, which were reinvested in money market funds. Currently, all of our money market fund balances, except for the Reserve Primary Fund, are covered under the U.S. Treasury Department Temporary Guarantee Program. We also purchased property, equipment and technology of $68 million primarily related to construction of the new data center discussed below.

Cash used in financing activities during the three months ended December 31, 2008 reflects redemption of our class C (series II) and class C (series III) liability shares for $2.6 billion, funding of $1.1 billion to the litigation escrow account and our quarterly dividend payment of $81 million, offset by funding of covered litigation payments totaling $397 million covered by the litigation escrow account.

Liquidity

Our primary sources of liquidity are cash on hand, a fixed income investment portfolio, cash flow from our operations and access to various borrowing arrangements. There has been no significant changes to our primary uses of liquidity since September 30, 2008 except as discussed below. Based on our cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

Dividends. On January 22, 2009, our board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $80 million in connection with this dividend on March 3, 2009. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.

Pension and other postretirement benefits. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under the Employee Retirement Income Security Act (“ERISA”). We typically fund our qualified pension plan in September of each year. Our nonqualified pension and other postretirement benefit plans are funded on a current basis. Funding of the plans only impacts current period operating cash flow. Funding does not impact current period pension expense but has the positive impact of reducing future period pension expense for the qualified pension plan. In fiscal 2009, based on market conditions experienced to date, we believe we will fund our pension and other postretirement benefit plans by approximately $104 million compared to $190 million in the prior year. Recent market conditions have resulted in an unusually high degree of volatility associated with certain plan assets. Should deterioration in market conditions continue, our pension asset portfolio could be adversely impacted, and we may be required to make additional contributions. The ultimate impact on the funded status and the amount of our annual funding of our qualified pension plan will be determined based on market conditions in effect at September 30, 2009.

Fair Value Measurements—Financial Instruments

Beginning in the first quarter of fiscal 2009, the assessment of fair value of our financial instruments is based on the provisions of SFAS 157. SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability.

As of December 31, 2008, our financial instruments measured at fair value on a recurring basis included approximately $6 billion of assets, of which $80 million, or approximately 1%, had significant unobservable inputs when measuring fair value. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. Marketable debt instruments in this category include corporate debt, other asset backed, auction rate and mortgage backed securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements included elsewhere in this report for further information about our assessment of fair value for these financial instruments.

Impact of Recent Accounting Pronouncement

In December 2008, the FASB issued FSF No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefits pension or other postretirement plan. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009 and are not required for earlier periods presented for comparative purposes. Earlier application is permitted. This FSP impacts disclosures only and will not have an effect on our consolidated financial position or results of operations upon adoption.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss arising from adverse changes in market factors. Our exposure to financial market risks results primarily from fluctuations in foreign currency rates, interest rates and equity prices. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. Aggregate risk exposures are monitored on an ongoing basis, and cash and cash equivalents are not considered to be subject to significant interest rate risk due to the short period of time to maturity. There has been no significant changes to our market risks during the three months ended December 31, 2008 compared to September 30, 2008.

ITEM 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the first fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 11 to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current legal proceedings.

ITEM 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 filed with the SEC on November 21, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Meeting

A meeting of stockholders (“Meeting”) of the Company was held on October 14, 2008. The stockholders approved the proposal to “Amend and Restate Our Current Certificate of Incorporation to Eliminate Unnecessary Provisions and Synchronize the Directors’ Terms with Our Annual Meeting Schedule.”

The proposal is fully described in the Company’s proxy statement, filed with the SEC on September 4, 2008. Our class A, B, C (Series I), C (Series II), C (Series III) and C (Series IV) common stock were entitled to vote at the meeting. Stockholders of our class B common stock and each series of our class C common stock were eligible to vote on the proposal on an as-converted basis. A total of 348,031,107, 144,567,856, 84,625,889, 79,748,857, 62,213,201 and 549,587 shares of class A, B and C (Series I), C (Series II), C (Series III) and C (Series IV) common stock respectively, were represented in person or by proxy at the Meeting.

Stockholders	Votes FOR	Votes AGAINST	Votes WITHHELD
Class A	346,424,838	873,606	732,662
Class B	144,380,553	1,413	185,889
Class C (Series I)	80,960,613	280,194	3,385,082
Class C (Series II)	79,748,857	0	0
Class C (Series III)	62,213,201	0	0
Class C (Series IV)	549,587	0	0

There were no broker non-votes or abstentions.

Special Meeting

A special meeting of stockholders (“Special Meeting”) of the Company was held on December 16, 2008. The stockholders approved the proposal to “Amend and Restate Our Current Certificate of Incorporation to Permit the Company Greater Flexibility in Funding Our Retrospective Responsibility Plan, to Remove Obsolete Provisions, to Modify the Standards of Independence Applicable to Our Directors and to Make Other Clarifying Modifications to Our Certificate of Incorporation.”

The proposal is fully described in the Company’s proxy statement, filed with the SEC on November 14, 2008. Our class A, B and C common stock were entitled to vote at the meeting. A total of 371,736,142, 225,898,602 and 124,846,602 shares of class A, B and C common stock respectively, were represented in person or by proxy at the Special Meeting.

Stockholders	Votes FOR	Votes AGAINST	Votes WITHHELD
Class A	363,690,279	7,173,973	871,890
Class B	225,451,581	172,516	274,505
Class C	120,023,911	3,644,408	1,178,283

There were no broker non-votes or abstentions.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The list of exhibits required to be filed as exhibits to this report are listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date: February 9, 2009	By:	/S/ JOSEPH W. SAUNDERS
	Name: Title:	Joseph W. Saunders Chief Executive Officer

Date: February 9, 2009	By:	/S/ BYRON H. POLLITT
	Name: Title:	Byron H. Pollitt Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002