Form 10-Q
period 2009-03-31
VISA INC.
filed 2009-05-06
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of April 30, 2009, there were 449,094,233 shares of class A common stock, par value $.0001 per share, 245,513,385 shares of class B common stock, par value $.0001 per share and 151,591,303 shares of class C common stock, par value $.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	September 30, 2008
	(in millions except share data)
Assets
Cash and cash equivalents	$3,363	$4,979
Restricted cash—litigation escrow	1,611	1,298
Investment securities
Trading	76	—
Available-for-sale	50	355
Settlement receivable	879	1,131
Accounts receivable	372	342
Customer collateral	676	679
Current portion of volume and support incentives	209	256
Current portion of deferred tax assets	650	944
Prepaid expenses and other current assets	339	1,190

Total current assets	8,225	11,174
Restricted cash—litigation escrow	490	630
Investment securities, available-for-sale	200	244
Volume and support incentives	111	123
Property, equipment and technology, net	1,155	1,080
Other assets	687	634
Intangible assets	10,883	10,883
Goodwill	10,213	10,213

Total assets	31,964	34,981

Liabilities
Accounts payable	$72	$159
Settlement payable	760	1,095
Customer collateral	676	679
Accrued compensation and benefits	273	420
Volume and support incentives	290	249
Accrued liabilities	300	306
Current portion of long-term debt	52	51
Current portion of accrued litigation	1,820	2,698
Redeemable class C (series III) common stock, no shares and 35,263,585 shares issued and outstanding, respectively (Note 7)	—	1,508

Total current liabilities	4,243	7,165
Long-term debt	50	55
Accrued litigation	957	1,060
Deferred tax liabilities	3,859	3,811
Other liabilities	731	613

Total liabilities	9,840	12,704

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	March 31, 2009	September 30, 2008
	(in millions except par value and share data)
Temporary Equity and Minority Interest
Class C (series II) common stock, $0.0001 par value, no shares and 218,582,801 shares authorized, no shares and 79,748,857 shares issued and outstanding, net of subscription receivable, respectively (Note 7)	$—	$1,136
Minority interest	4	—

Total temporary equity and minority interest	4	1,136

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622,245,209 shares authorized, 449,019,664 and 447,746,261 shares issued and outstanding, respectively	—	—
Class B common stock, $0.0001 par value, 622,245,209 shares authorized, 245,513,385 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 1,097,165,602 shares authorized, 151,605,798 issued and 151,581,349 outstanding at March 31, 2009 (Note 7)	—	—
Class C (series I) common stock, $0.0001 par value, 813,582,801 shares authorized, 124,622,548 issued and 124,097,105 outstanding at September 30, 2008 (Note 7)	—	—
Class C (series III) common stock, $0.0001 par value, 64,000,000 shares authorized, 26,949,616 issued and outstanding at September 30, 2008 (Note 7)	—	—
Class C (series IV) common stock, $0.0001 par value, 1,000,000 shares authorized, 549,587 shares issued and outstanding at September 30, 2008 (Note 7)	—	—
Additional paid-in capital	21,077	21,060
Class C treasury stock, 24,449 and 525,443 shares, respectively (Note 7)	(2)	(35)
Accumulated income	1,133	186
Accumulated other comprehensive loss, net	(88)	(70)

Total stockholders’ equity and accumulated income	22,120	21,141

Total liabilities, temporary equity and minority interest, and stockholders’ equity	$31,964	$34,981

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in millions except per share data)
Operating Revenues
Service revenues	$804	$792	$1,597	$1,524
Data processing revenues	544	494	1,098	986
International transaction revenues	446	379	951	760
Other revenues	148	126	304	259
Volume and support incentives	(295)	(338)	(564)	(588)

Total operating revenues	1,647	1,453	3,386	2,941

Operating Expenses
Personnel	272	289	547	572
Network, EDP and communications	92	78	185	161
Advertising, marketing and promotion	196	215	406	425
Professional and consulting fees	84	96	164	194
Depreciation and amortization	56	59	108	121
Administrative and other	66	75	129	149
Litigation provision	—	292	—	292

Total operating expenses	766	1,104	1,539	1,914

Operating income	881	349	1,847	1,027

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	1	—	—	1
Interest expense	(30)	(41)	(60)	(86)
Investment income, net	34	34	53	75
Other	1	28	—	36

Total other income (expense)	6	21	(7)	26

Income before income taxes and minority interest	887	370	1,840	1,053
Income tax expense	352	56	731	315

Income before minority interest	535	314	1,109	738
Minority interest	1	—	1	—

Net income	$536	$314	$1,110	$738

Basic net income per share (Notes 7 and 8)
Class A common stock	$0.71	$0.39	$1.45	$0.93

Class B common stock	$0.45	$0.37	$0.97	$0.92

Class C common stock	$0.71		$1.45

Class C (series I) common stock		$0.39		$0.93

Class C (series II) common stock		$0.30		$0.81

Class C (series III and IV) common stock		$0.39		$0.93

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in millions except per share data)
Basic weighted average shares outstanding (Notes 7 and 8)
Class A common stock	447	64	447	32

Class B common stock	246	415	246	421

Class C common stock	152		152

Class C (series I) common stock		255		257

Class C (series II) common stock		35		32

Class C (series III and IV) common stock		58		60

Diluted net income per share (Notes 7 and 8)
Class A common stock	$0.71	$0.39	$1.45	$0.93

Class B common stock	$0.45	$0.37	$0.97	$0.92

Class C common stock	$0.71		$1.45

Class C (series I) common stock		$0.39		$0.93

Class C (series II) common stock		$0.30		$0.81

Class C (series III and IV) common stock		$0.39		$0.93

Diluted weighted average shares outstanding (Notes 7 and 8)
Class A common stock	753	778	762	762

Class B common stock	246	415	246	421

Class C common stock	152		152

Class C (series I) common stock		255		257

Class C (series II) common stock		35		32

Class C (series III and IV) common stock		58		60

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in millions)
Net income	$536	$314	$1,110	$738
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain	1	—	8	—
Income tax effect	—	—	(3)	—
Reclassification adjustment for net gain realized in net income	—	(1)	—	(1)
Defined benefit pension and postretirement plans	—	—	1	—
Derivative instruments
Net unrealized gain (loss)	6	(1)	(9)	(3)
Income tax effect	(2)	—	4	1
Reclassification adjustment for net loss (gain) realized in net income	6	(2)	6	—
Income tax effect	(3)	1	(3)	—
Foreign currency translation loss	(2)	(2)	(22)	(2)

Other comprehensive income (loss), net of tax	6	(5)	(18)	(5)

Comprehensive income	$542	$309	$1,092	$733

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Addi- tional Paid in Capital	Treasury Stock	Accum- ulated Income	Accum- ulated Other Compre- hensive Loss	Total Equity
	Class A	Class B	Class C	Class C (series III and series IV)
	(in millions)
Balance as of September 30, 2008	448	245	124	28	$21,060	$(35)	$186	$(70)	$21,141

Net income							1,110		1,110
Other comprehensive loss, net of tax								(18)	(18)

Comprehensive income									1,092
Issuance of restricted share awards and restricted stock units vested	1				—				—
Conversion of class C (series III) and class C (series IV) into class C (series I) common stock (Note 7)			28	(28)					—
Share-based compensation (Note 9)					64				64
Tax benefit for share-based compensation					6				6
Cash proceeds from exercise of stock options					2				2
Restricted stock instruments settled in cash for taxes					(22)				(22)
Accretion of class C (series II) common stock							(2)		(2)
Cash dividends paid on class A, class B and class C common stock, at $0.105 per share (Note 7)							(161)		(161)
Gain upon issuance of equity interest in joint venture (Note 1)					6				6
Retirement of treasury stock					(39)	34			(5)
Special IPO dividends received from cost-method investees (Note 7)						(1)			(1)

Balance as of March 31, 2009	449	245	152	—	$21,077	$(2)	$1,133	$(88)	$22,120

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2009	2008
	(in millions)
Operating Activities
Net income	$1,110	$738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and technology	108	121
Share-based compensation	64	19
Tax benefit for share-based compensation	(6)	—
Restricted stock instruments settled in cash for taxes	(22)	—
Fair value adjustment for liability under the framework agreement	—	(36)
Interest earned on litigation escrow, net of tax	(12)	—
Net recognized loss on investment securities, including other-than-temporary impairment	8	8
Asset impairment	3	—
Minority interest	(1)	—
Amortization of volume and support incentives	564	588
Accrued litigation and accretion	48	370
Equity in earnings of unconsolidated affiliates	—	(1)
Deferred income taxes	338	124
Change in operating assets and liabilities:
Trading securities	17	—
Accounts receivable	(30)	(3)
Settlement receivable	252	(569)
Volume and support incentives	(464)	(676)
Other assets	(9)	(61)
Accounts payable	(87)	(54)
Settlement payable	(335)	273
Accrued compensation and benefits	(146)	(154)
Accrued and other liabilities	80	79
Accrued litigation	(1,062)	(1,131)
Member deposits	—	(3)

Net cash provided by (used in) operating activities	418	(368)

Investing Activities
Investment securities, available-for-sale:
Purchases	—	(1,500)
Proceeds from sales and maturities	252	2,279
Distributions from money market investment (Note 4)	840	—
Cash acquired through reorganization	—	1,002
Purchases of /contributions to other investments	(1)	—
Dividends/distributions from other investments	1	1
Purchases of property, equipment and technology	(136)	(237)
Proceeds from sale of property, equipment and technology	—	4

Net cash provided by investing activities	956	1,549

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Six Months Ended March 31,
	2009	2008
	(in millions)
Financing Activities
Proceeds from short-term borrowing	—	2
Payments on short-term borrowing	—	(2)
Proceeds from sale of common stock, net of issuance costs of $550	—	19,100
Tax benefit for share-based compensation	6	—
Cash proceeds from exercise of stock options	2	—
Funding of litigation escrow account—Retrospective Responsibility Plan	(1,100)	(3,000)
Payments from litigation escrow account—Retrospective Responsibility Plan	939	945
Funding of tax escrow account for income tax withheld on stock proceeds	—	(116)
Payment for redemption of Class C (series II) and Class C (series III) common stock	(2,646)	(13,330)
Dividends paid	(161)	—
Principal payments on debt	(4)	(12)
Principal payments on capital lease obligations	(4)	(2)

Net cash (used in) provided by financing activities	(2,968)	3,585

Effect of exchange rate translation on cash and cash equivalents	(22)	—

(Decrease) increase in cash and cash equivalents	(1,616)	4,766
Cash and cash equivalents at beginning of year	4,979	275

Cash and cash equivalents at end of period	$3,363	$5,041

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$324	$250
Amounts included in accounts payable and accrued and other liabilities related to purchase of property, equipment and technology	$41	$(10)
Interest payments on debt	$2	$4
Common stock issued in acquisition	$—	$17,935
Assets acquired in joint venture with note payable and equity interest issued	$22	$—

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization—Visa Inc. (“Visa” or the “Company”) is a stock corporation incorporated under the laws of the state of Delaware, United States of America. Visa and its consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Canada Inc. (“Visa Canada”) and Inovant LLC (“Inovant”), operate the world’s largest retail electronic payments network. Visa facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities.

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

Formation and consolidation of new processing entity—During the first fiscal quarter of 2009, the Company formed Visa Processing Services, Ltd. (“VPS”) and issued a 30% minority interest to and executed a joint venture agreement with Yalamanchili International Pte. Ltd., a payments processor and software company with operations in Asia. The Company retained the remaining 70% interest. VPS is expected to extend multi-currency and multi-language debit, credit and prepaid processing capabilities to financial institutions, processors and payment companies outside of the United States of America. VPS is consolidated in the Company’s financial statements with net assets of $23 million at March 31, 2009.

Recently issued and/or adopted accounting pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 and elected the fair value option with respect to mutual fund equity security investments related to various employee compensation plans, which had previously been reported as available-for-sale investments. There was no impact to the consolidated statement of operations as a result of this adoption. At March 31, 2009, these investments are reported as trading

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets on the consolidated balance sheet as the frequency of trading activity is dependent upon the actions of the Company’s employees. Changes in fair value are recorded in investment income, net, on the consolidated statement of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 in January 2009 but has not presented separate disclosures required by SFAS 161 and SFAS 133 because the impact of derivative instruments is immaterial to the consolidated balance sheets, statements of operations and statements of comprehensive income. The total loss from foreign currency derivative transactions recognized in net income for the six months ended March 31, 2009 is $3 million, after tax, and the net unrealized loss, after tax, in other comprehensive income at March 31, 2009 is $5 million.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009 and are not required for earlier periods presented for comparative purposes. Earlier application is permitted. This FSP impacts disclosures only and will not have an effect on the Company’s consolidated financial position or results of operations upon adoption. The Company plans on adopting FSP FAS 132(R)-1 in fiscal 2010.

In April 2009, the FASB issued FSP No. FAS 141(R), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)”). FSP FAS 141(R) addresses certain issues raised upon the issuance of SFAS 141(R), Business Combinations, with regard to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 141(R) on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, Fair Value Measurements (“SFAS 157”) when there is no active market or where the price inputs being used to determine fair value represent distressed sales. It reemphasizes that the objective of fair-value measurement remains an exit price. It also reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 157-4 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily-impaired debt securities and significantly changes the existing

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment model for debt securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities. FSP FAS 115-2 is effective for interim periods ending after June 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 115-2 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 requires the disclosure of the fair value of financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. FSP FAS 107-1 impacts disclosures and will not have an effect on the Company’s consolidated financial position or results of operations upon adoption.

Note 2—Retrospective Responsibility Plan

The Company has several mechanisms, including a series of agreements designed to address potential liability under certain litigation referred to as the “covered litigation.” These mechanisms are included in and referred to as the Retrospective Responsibility Plan (the “Plan”). In accordance with the Plan, the Company established a litigation escrow account (the “Escrow”) from which settlements of, or judgments in, the covered litigation will be paid. Under the terms of the Plan, when the Company funds the Escrow, its U.S. financial institutions, the sole holders of class B common stock, bear the cost via a reduction in their class A as-converted common stock.

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

On December 19, 2008, the Company deposited $1.1 billion into the Escrow. The funding reduced the conversion ratio applicable to the Company’s class B common stock outstanding from 0.7143 per class A share to 0.6296 per class A share. The funding of the Escrow had the effect of a repurchase of 20,800,824 class A common stock equivalents from the Company’s class B shareholders. The repurchase amount per share of $52.88 was calculated under the terms of the Fifth Amended and Restated Certificate of Incorporation, using the volume weighted average price of the Company’s class A common shares for the 15-day trading period from December 1, 2008 to December 19, 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the changes in the Escrow during the six months ended March 31, 2009:

(in millions)
Balance at October 1, 2008	$1,928
Additional funding under the Plan	1,100
American Express settlement payments	(140)
Discover settlement payments(1)	(799)
Interest earned, less applicable taxes	12

Balance at March 31, 2009	$2,101
Less: Current portion of escrow account	(1,611)

Long-term portion of escrow account	$490

(1)

The Company made payments totaling $944 million related to the Discover settlement during the six months ended March 31, 2009. Of the $944 million payment, $799 million was funded through the Escrow under the Plan and $145 million, $65 million of which is reimbursed by Morgan Stanley evenly over the four fiscal 2009 quarters, was funded from the Company’s operating cash. See Note 4—Prepaid Expenses and Other Current Assets.

Note 3—Fair Value Measurements

Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for assets and liabilities which are required to be measured at fair value. SFAS 157 establishes a framework for measuring fair value and related disclosures. SFAS 157 has the following key elements:

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

Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The fair value of the Company’s cash equivalents (money market funds) and mutual fund equity securities are based on quoted prices and are therefore classified as Level 1.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities carried at fair value on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2009 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,308
Current portion of investment securities
U.S. government-sponsored debt securities		$31
Tax-exempt municipal bonds		4
Equity securities	76
Corporate debt securities			$15
Long-term portion of investment securities
U.S. government-sponsored debt securities		138
Canadian government debt securities		6
Corporate debt securities			11
Mortgage backed securities			16
Other asset backed securities			16
Auction rate securities			13
Derivative financial instruments
Foreign exchange derivative instruments		11

	$5,384	$190	$71

Liabilities
Other liabilities
Visa Europe put option			$346
Foreign exchange derivative instruments		$19

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Assets and Liabilities

Corporate debt securities, mortgage backed securities and other asset backed securities. These securities have been classified as Level 3 due to a lack of trading in active markets for these securities and a lack of observable inputs. These securities were priced using non-binding market consensus prices that the Company was unable to corroborate with observable market data. Non-binding market consensus prices are based on the proprietary models of pricing providers and brokers that utilize observable market data as valuation inputs and are also based on internal assumptions of these pricing providers and brokers.

Auction rate securities. These securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in these securities.

Visa Europe Put Option Agreement

The Company granted Visa Europe a perpetual put option, which if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple (the “P/E ratio”) at the time the option is exercised (as defined in the option agreement) to Visa Europe’s projected sustainable adjusted net operating income for the forward 12-month period (“adjusted sustainable income”). Visa Europe’s adjusted sustainable income is calculated under the terms of the put option agreement and includes potentially material adjustments for cost synergies and other negotiated items.

At March 31, 2009, the Company determined the fair value of the put option to be approximately $346 million. While this amount represents the fair value of the put option at March 31, 2009, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third party market participant to transfer the potential obligation in an orderly transaction.

The fair value of the put option is computed using probability-weighted models designed to estimate the Company’s liability assuming various possible exercise decisions that Visa Europe could make under different economic conditions in the future, including the possibility that Visa Europe will never exercise its option. The most significant of these estimates are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the P/E ratio and the P/E ratio applicable to Visa Europe on a stand alone basis at the time of exercise, which the Company refers to as the “P/E differential”.

Exercise of the put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, under its articles of association). The Company estimates the assumed probability of exercise based on reasonably available information including, but not limited to: (i) Visa Europe’s stated intentions; (ii) indications that Visa Europe is preparing to exercise as reflected in its reported financial results; (iii) evaluation of market conditions,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iv) qualitative factors applicable to Visa Europe’s largest members, which could indicate a change in their need or desire to liquidate their investment holdings for capital adequacy or other purposes. Factors impacting the assumed P/E differential used in the calculation include material changes in the P/E ratio of Visa Inc. and those of a group of comparable companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe.

In determining the fair value of the put option at March 31, 2009, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential of 5.3x at the time of exercise. These assumptions are consistent with those used in the valuation of the put option at September 30, 2008.

The assumed probability that Visa Europe will elect to exercise its option and the estimated P/E differential are unobservable and therefore this liability is classified within the valuation hierarchy as Level 3. This liability is carried at estimated fair value in other liabilities on the Company’s consolidated balance sheet with changes in fair value included in the Company’s consolidated statement of operations. There was no change in the fair value of the put option from October 1, 2008 to March 31, 2009.

The tables below provide a roll-forward of the Company’s Level 3 investments from October 1, 2008 to March 31, 2009:

	Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2008	$45	$22	$23	$13	$103
Other than temporary impairment included in investment income, net	(3)	(4)	(1)	—	(8)
Maturities and principal payments	(16)	(2)	(6)	—	(24)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at March 31, 2009	$26	$16	$16	$13	$71

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

Non-marketable equity investments. The Company’s fair value measurement is primarily applicable to strategic investments acquired upon the reorganization in fiscal 2008. If there are events or circumstances that may have significantly impacted the fair value of these strategic investments, the fair value of the investments is measured using various assumptions including financial metrics and ratios of comparable public companies and is classified as Level 3, as the inputs used to measure the fair value are unobservable and require management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments. At March 31, 2009, non-marketable equity security investments are accounted for under the cost and equity methods and totaled $589 million in other assets on the consolidated balance sheet.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserve Primary Fund. The Company’s investment in the Reserve Primary Fund (the “Fund”) was originally recorded as a cash equivalent on the consolidated balance sheet. At September 30, 2008 and March 31, 2009, the Company considered its shares in the Fund to represent an equity investment for which a market price is not readily determinable. Therefore, the investment is accounted for under the cost method of accounting and classified within prepaid expenses and other current assets (short-term) and other assets (long-term) on the consolidated balance sheet. The Company has classified this as a Level 3 asset as it estimates the fair value of this investment by discounting the Fund’s underlying holdings of securities based upon an estimate of risk inherent to those holdings. See Note 4—Prepaid Expenses and Other Current Assets for additional information regarding this asset and Note 12—Legal Matters regarding the Company’s legal actions regarding this matter.

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

The fair value of the settlement risk guarantee is estimated using a proprietary model. Key inputs to the model include statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for customers (utilizing, where available, third-party estimates of the probability of customer failure). The model is updated on a periodic basis to capture recent characteristics of the customer base, historical loss experience, and changes in Visa’s global risk policies and procedures. The Company has classified this as a Level 3 liability as the fair value is measured using significant unobservable inputs. The estimated probability- weighted value of the guarantee was less than $1 million at March 31, 2009 and September 30, 2008 and is reflected in accrued liabilities on the respective consolidated balance sheets. See Note 6—Settlement Guarantee Management.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, equipment and technology, goodwill, and intangible assets. The Company is in the process of evaluating the impact, if any, that the application of SFAS 157 to its non-financial assets will have on the Company’s consolidated results of operations and financial position.

Note 4—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2009	September 30, 2008
	(in millions)
Prepaid expenses and maintenance	$117	$91
Income tax receivable	102	90
Money market investment—Reserve Primary Fund	46	953
Non-trade receivable	33	15
Other	41	41

Total	$339	$1,190

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The money market investment represents the Company’s investment in the Reserve Primary Fund. The balance at September 30, 2008 reflects a $30 million other-than-temporary impairment. During the first two quarters of fiscal 2009, the Company received distributions of $840 million. In February 2009, the Fund announced that $3.5 billion of the Fund assets will be set aside in a special reserve which will be used to satisfy pending or threatened claims against the Fund, its officers and Trustees and anticipated costs and expenses of the Fund, including legal and accounting fees. The Company believes that it is likely that the settlement process will take more than 12 months, and has therefore classified $67 million of the investment as long-term included in other assets based on the Company’s pro-rata ownership share of the Fund. In April 2009, the Company received an additional $44 million distribution from the Fund. See Note 3—Fair Value Measurements and Note 12—Legal Matters.

The non-trade receivable balance at March 31, 2009 includes a $33 million receivable from Morgan Stanley as part of the Discover settlement agreement. The Company initially recorded a $65 million receivable from Morgan Stanley during the first quarter of 2009, and has received two of four equal quarterly payments. See Note 12—Legal Matters.

Note 5—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and postretirement benefit plans which provide retirement and medical benefits for substantially all employees residing in the United States.

The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	3 months ended March 31,		6 months ended March 31,		3 months ended March 31,		6 months ended March 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Service cost	$12	$12	$25	$25	$—	$1	$—	$2
Interest cost	11	10	23	20	—	1	1	2
Expected return on assets	(11)	(10)	(22)	(21)	—	—	—	—
Amortization of:
Prior service cost (credit)	(2)	(3)	(4)	(7)	(1)	(1)	(2)	(2)
Actuarial loss	4	2	7	4	—	1	—	1
Settlement loss	—	1	—	1		—	—	—

Total net periodic pension cost	$14	$12	$29	$22	$(1)	$2	$(1)	$3

Based on year to date plan asset performance and plan activity, the Company expects contributions from employer assets to the pension and other postretirement benefit plans for fiscal 2009 to be approximately $104 million compared to $190 million in the prior year. Recent market conditions have resulted in an unusually high degree of volatility associated with certain pension plan assets. Should deterioration in market conditions continue, the Company’s pension asset portfolio could be adversely impacted, and the Company may be required to make additional contributions. The Company will continue to monitor the performance of pension plan assets and market conditions in evaluating its contribution to the qualified pension plan in fiscal 2009.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Settlement Guarantee Management

The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement between different customers. The term and amount of the indemnification are unlimited. Settlement at risk (or exposure) is estimated using the average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin, four months of rolling average chargebacks volume, and the total balance for outstanding travelers cheques. During the six months ended March 31, 2009, the Company updated its settlement risk policy and raised the safety margin from two days to three days, which increased the Company’s estimated maximum settlement exposure amount to approximately $40.6 billion at March 31, 2009 compared to $34.8 billion at September 30, 2008. Of these amounts, $3.5 billion at March 31, 2009 and $3.0 billion at September 30, 2008, are covered by collateral. As a result of timing differences, the total available collateral balances presented below are greater than the collateral amounts which cover the maximum settlement exposure due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each period presented.

The Company requires certain customers that do not meet its credit standards to post collateral in order to ensure their performance of settlement obligations arising from product clearings. The Company holds collateral in the form of cash equivalents, pledged securities, guarantees and letters of credit. The cash equivalents are reflected in customer collateral on the consolidated balance sheets as they are held in escrow in the Company’s name. Pledged securities are held by third parties in trust for the Company and the customers, and have been excluded from the consolidated balance sheet. Guarantees and letters of credit are also excluded from the consolidated balance sheet. At March 31, 2009 and September 30, 2008, the Company maintained collateral as follows:

	March 31, 2009	September 30, 2008
	(in millions)
Cash equivalents	$676	$679
Pledged securities at market value	192	150
Letters of credit	750	720
Guarantees(1)	2,628	1,938

Total	$4,246	$3,487

(1)

Guarantees are provided primarily by financial institutions to secure the obligations of their subsidiaries. The Company routinely evaluates the financial viability of institutions providing the guarantees.

See disclosure of the fair value of the settlement risk guarantee in Note 3—Fair Value Measurements.

Note 7—Stockholders’ Equity

Class C Common Stock Redemptions and Conversions

In October 2008, the Company used $1.508 billion of net proceeds from the initial public offering (“IPO”) for the required redemption of 35,263,585 shares of class C (series III) common stock at a redemption price of $42.77 per share as was required by the Company’s Third Amended and Restated Certificate of Incorporation. Following the October 2008 redemption, the remaining 27,499,203 shares

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of class C (series III) and class C (series IV) common stock outstanding automatically converted into shares of class C (series I) common stock on a one-to-one basis. In December 2008, upon adoption of the Fifth Amended and Restated Certificate of Incorporation, shares of class C (series I) common stock were designated as class C common stock with no series designation.

In October 2008, the Company also utilized net proceeds from the IPO to fund the redemption of all class C (series II) common stock. The class C (series II) common stock were purchased for a cash payment of $1.138 billion and the return to Visa Europe of the class C (series II) common stock subscription receivable outstanding.

Funding of the Litigation Escrow

On December 16, 2008, the Company’s stockholders approved and adopted the Company’s Fifth Amended and Restated Certificate of Incorporation which permits the Company greater flexibility in funding the Escrow. The Company funded the Escrow with $1.1 billion on December 19, 2008 which reduced the conversion rate applicable to Visa’s class B common stock outstanding from 0.7143 per class A share to 0.6296 per class A share. See Note 2—Retrospective Responsibility Plan.

Shares of common stock outstanding at March 31, 2009 are as follows:

	Shares Outstanding at March 31, 2009	Conversion Rate Into Class A Common Stock	As converted
Class A common stock	449,019,664	—	449,019,664
Class B common stock	245,513,385	0.6296	154,566,658
Class C common stock	151,581,349	1.0000	151,581,349

	846,114,398		755,167,671

Special IPO Stock Dividends Received from Cost Method Investees, Net of Tax

During the first half of fiscal 2009, the Company received 24,449 shares of its own class C common stock from cost method investees who were also shareholders and recorded approximately $1 million in treasury stock. The value of the treasury stock was calculated based on other recent class C stock transactions by other class C shareholders with unrelated third parties. In December 2008, the Company retired 525,443 shares of treasury stock previously received through dividends from another of its cost method investees. These stock dividends are recorded as an increase in additional paid-in capital, net of tax, and are not recorded as income as they are the result of appreciation of the Company’s own common stock.

Accelerated Class C Share Release Program

On April 27, 2009, the Company approved a program in which class C stockholders may liquidate up to 30% of their class C shares anytime after July 1, 2009, subject to certain terms and conditions. The release of the class C shares does not increase the number of outstanding shares of the Company and there is no dilutive effect to the outstanding share count from these transactions. The remaining class C shares will continue to be subject to the general transfer restrictions that expire on March 25, 2011 under Visa’s certificate of incorporation. Class C shares sold under this program will automatically convert to class A shares and will be tradable in the public market. In order to participate in the program, class C stockholders will need to apply to Visa’s transfer agent between July 1 and September 30, 2009.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends Declared

On April 22, 2009, the Company’s board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) which will be paid on June 2, 2009 to all holders of record of the Company’s class A, class B and class C common stock as of May 15, 2009.

Note 8—Net Income Per Share

The Company calculated net income per share using the two-class method under the guidelines of SFAS No. 128, Earnings Per Share (“SFAS 128”), to reflect the different rights of each class and series of outstanding common stock. Under the provisions of SFAS 128, basic net income per share is computed for each class and series of common stock outstanding during the period by dividing net income available to each class and series by the weighted average number of common stock outstanding during the period.

Diluted net income per share for each class and series of common stock is computed by dividing net income available by the weighted average number of common stock and, if dilutive, potential class A common stock equivalent shares outstanding during the period. The following tables present basic and diluted earnings per share for the three and six months ended March 31, 2009.

Three months ended March 31, 2009

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions except per share data)
Classes of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Class A(1)	318		447	0.71	536		753	0.71
Class B	110	(2)	246	0.45	110	(2)	246	0.45
Class C(3)	108		152	0.71	108		152	0.71

Net income	$536

Six months ended March 31, 2009

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions except per share data)
Classes of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Common Stock Redeemed October 10, 2008
Class C (series II) and class C (series III)(3)	3		Not presented	Not presented	3		Not presented	Not presented

Common Stock:
Class A(1)	649		447	1.45	1,106		762	1.45
Class B	238	(2)	246	0.97	238	(2)	246	0.97
Class C(3)	220		152	1.45	220		152	1.45

Net income	$1,110

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

The calculation of class A common stock diluted earnings per share assumes potential class A common stock equivalent shares outstanding. The computation of average dilutive shares outstanding excluded stock options to purchase 9,878,291 shares of common stock, 1,266,142 restricted stock awards and 580,341 restricted stock units for the three and six months ended March 31, 2009. These amounts were excluded because their effect would be antidilutive.

(2)

Net income is attributed to each class and series of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income allocated to each class and series of common stock, the weighted average numbers of class B common stock outstanding are 154,566,658 and 163,595,587 for the three and six months ended March 31, 2009, respectively.

(3)	Under the guidelines of SFAS 128, net income was attributed to the redeemed common stock for the period during which they were outstanding. See Note 7—Stockholders’ Equity.

Three months ended March 31, 2008

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions except per share data)
Converted Classes and Series of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($)= (A)/(B)
Participating Common Stock Classified as a Liability:
Class C (series III)	2		5	Not presented	2		5	Not presented

Common Stock Classified as Temporary Equity:
Class C(series II)	11		35	0.30	11		35	0.30

Common Stock Classified as Stockholders’ Equity:
Class A	25		64	0.39	301		778	0.39
Class B	155	(1)	415	0.37	155	(1)	415	0.37
Class C (series I)	99		255	0.39	99		255	0.39
Class C (series III & IV)	22		58	0.39	22		58	0.39

Net income	$314

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six months ended March 31, 2008

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions except per share data)
Converted Classes and Series of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($)= (A)/(B)
Participating Common Stock Classified as a Liability:
Class C (series III)	2		3	Not presented	2		3	Not presented

Common Stock Classified as Temporary Equity:
Class C (series II)	26		32	0.81	26		32	0.81

Common Stock Classified as Stockholders’ Equity:
Class A	30		32	0.93	710		762	0.93
Class B	385	(1)	421	0.92	385	(1)	421	0.92
Class C (series I)	239		257	0.93	239		257	0.93
Class C (series III & IV)	56		60	0.93	56		60	0.93

Net income	$738

(1)

Net income is attributed to each class and series of common stock on an as converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion ratio during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as converted basis and for the purpose of calculating net income allocated, the weighted average number of class B common stock outstanding for the three and six months ended March 31, 2008 are 400,886,916 and 413,708,381, respectively.

Note 9—Share-based Compensation

In February 2009, the Company also granted 3,233 options, 3,169 RSAs and 371 RSUs to its employees under the EIP, subject to the same terms as addressed below. The fair value of the RSAs and RSUs, based on the closing price of the class A common stock on the New York Stock Exchange (“NYSE”) on the date of grant, was $53.85 per share. The fair value of the options determined on the date of grant using a Black-Scholes option pricing model was $22.42 per share.

In November 2008, the Company granted 1,281,891 non-qualified stock options (“options”), 1,231,227 restricted stock awards (“RSAs”) and 272,022 restricted stock units (“RSUs”) to its employees under the 2007 Equity Incentive Compensation Plan (the “EIP”). The fair value of the RSAs and RSUs, based on the closing price of the class A common stock on the NYSE on the date of grant, was $56.47 per share. The fair value of the options determined on the date of grant using a Black-Scholes option pricing model was $23.53. The options, RSAs and RSUs vest in three equal installments on each of the first three anniversaries from the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement. The options granted expire ten years from the date of grant. In December 2008, the Company granted an additional 17,748 RSUs and 29,580 RSAs to non-employee directors. The fair value of the RSUs and RSAs, based on the closing price of the class A common stock on the NYSE on the date of grant, was $54.77 per share.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2008, the Company made an award of performance-based shares. The ultimate number of performance shares that are earned will be between zero and 300,960 depending on the Company’s achievement of specified adjusted net income performance targets during the one-year period commencing October 1, 2008. Compensation expense for the performance awards is initially estimated based on target performance and is adjusted as appropriate throughout the performance period. The performance shares vest in two equal installments on the second and the third anniversary from the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement.

The Company accounted for these awards under the guidance of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Company uses the straight-line method of attribution for expensing equity awards. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

Note 10—Commitments and Contingencies

Volume and Support Incentives

The Company entered into new volume and support incentive agreements during the six months ended March 31, 2009, increasing the Company’s total volume and support incentive commitment. The Company’s obligation under these customer agreements is generally amortized as a reduction to revenue based on management’s estimate of and actual customer performance under the terms of the incentive agreement. Excluding anticipated revenue to be earned from higher payments and transaction volumes in connection with these agreements, the Company’s potential reduction to revenue related to these agreements is estimated as follows:

Fiscal	Volume and Support Incentives
(in millions)
2009 (remaining six months)	$566
2010	1,144
2011	1,063
2012	943
2013	768
Thereafter	935

Total	$5,419

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

Note 11—Income Taxes

The effective income tax rates were 40% and 15% for the three months ended March 31, 2009 and 2008, respectively, and 40% and 30% for the six months ended March 31, 2009 and 2008, respectively. The rates for the three and six months ended March 31, 2009 were higher than the rates for the same periods in the prior year primarily due to the combined effect of the loss of a California special deduction upon IPO and the change in state tax apportionment that resulted in a one-time tax benefit from the remeasurement of deferred taxes in fiscal 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning October 1, 2008, the Company’s subsidiary in Singapore operates under a tax incentive agreement which is effective through September 30, 2014, and may be extended through September 30, 2023, if certain additional requirements are satisfied. The tax incentive agreement is conditional upon certain employment and investment thresholds being met by the Company. The Company anticipates the impact in fiscal 2009 to be less than one percent of the Company’s effective tax rate.

During the three and six months ended March 31, 2009, the Company’s unrecognized tax benefits related to tax positions taken in the current period increased by $4 million and $9 million, respectively, all of which would affect the effective tax rate if recognized. During the three and six months ended March 31, 2009, the Company accrued $5 million and $8 million of interest, respectively, and $0 and $3 million of penalties, respectively, related to uncertain tax positions.

Note 12—Legal Matters

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

The Company’s litigation provision includes provisions of less than one million dollars for the three and six months ended March 31, 2009, and $292 million for the three and six months ended March 31, 2008. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. The Company is presently involved in the matters described below and other legal actions, except for those disclosed below as resolved or settled. From time to time, we may engage in settlement discussions or mediations with respect to one or more of our outstanding litigation matters, either on our own behalf or collectively with other parties. The Company will continue to review the litigation accrual and, if necessary, future refinements to the accrual will be made.

The following table summarizes the activity related to accrued litigation for the six months ended March 31, 2009 and 2008:

	2009	2008
	(in millions)
Balance at October 1	$3,758	$3,682
Provision for settled legal matters	—	4
Provision for unsettled legal matters	—	288
Settlement obligation to be refunded by Morgan Stanley(1)	65	—
Interest accretion on settled matters	49	77
Payments on settled matters	(1,095)	(1,130)

Balance at March 31	$2,777	$2,921

(1)

This balance represents the amount of the Discover settlement to be refunded to the Company by Morgan Stanley under a separate agreement. The Company recorded a corresponding receivable in prepaid and other current assets on the Company’s consolidated balance sheet at March 31, 2009. See Note 4—Prepaid Expenses and Other Current Assets.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the Retrospective Responsibility Plan, which the Company refers to as the covered litigation. For a description of the Retrospective Responsibility Plan, see Note 2—Retrospective Responsibility Plan.

The Discover Litigation

On December 15, 2008 and March 13, 2009, the Company made its first and second payments, respectively, to Discover pursuant to the terms of the settlement agreement and received the first two of four refund payments from Morgan Stanley.

The American Express Litigation

American Express has met the performance criteria set forth in the settlement agreement for each quarter, including the second fiscal quarter of fiscal 2009, and Visa made each of the corresponding settlement payments.

The Attridge Litigation

On January 5, 2009, this case was reassigned to Judge Feinstein. A hearing is scheduled for May 15, 2009 on Defendants’ Motion for Summary Judgment.

The Interchange Litigation

Multidistrict Litigation Proceedings (MDL)

Pursuant to the court’s previous order, putative class plaintiffs filed their Second Consolidated Amended Class Action Complaint on January 29, 2009, which also added Visa Inc. as a defendant. In addition, putative class plaintiffs filed a Second Supplemental Class Action Complaint (the “Supplemental Complaint”) against Visa Inc. and several financial institutions challenging Visa’s reorganization and Initial Public Offering under Section 1 of the Sherman Act and Section 7 of the Clayton Act. In the Supplemental Complaint, putative class plaintiffs seek unspecified monetary damages and declaratory and injunctive relief, including an order that the Initial Public Offering be unwound. On March 31, 2009, Visa, jointly with other defendants, moved to dismiss the Supplemental Complaint and the Second Consolidated Amended Class Action Complaint.

On January 29, 2009, putative class plaintiffs served on defendants a reply in support of their motion seeking to certify a class of merchants. Briefing on class certification is now complete, and all briefs were filed with the court on January 29, 2009.

BKS Litigation

On April 1, 2009, plaintiffs BKS Inc., BKS of LA, Inc., and Keithco Petroleum Inc. filed a complaint against Visa Inc., Visa U.S.A. Inc., and other defendants in the United States District Court for the Southern District of Mississippi, which asserts claims similar to those made in the cases transferred to the Multidistrict Litigation Proceedings. The complaint states that it is made by the named plaintiffs, as well as all other similarly situated businesses. It seeks unspecified treble and punitive damages, as well as damages not to exceed $100 million for each defendant who has acted in violation of Section 1

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Sherman Act, damages not to exceed $10 million for each defendant who has acted in violation of Section 2 of the Sherman Act, damages not to exceed $10,000 for each defendant who has acted in violation of Miss. Code Ann. sec. 75-21-1, and injunctive, declaratory, and other relief. On April 9, 2009, Visa filed a Notice of Potential Tag-Along Action with the Judicial Panel on Multidistrict Litigation requesting that this case be transferred to the Multidistrict Litigation Proceedings for coordinated or consolidated pretrial proceedings. On April 27, 2009, the Judicial Panel on Multidistrict Litigation entered an order conditionally transferring this case to the Multidistrict Litigation Proceedings. The parties have until May 12, 2009 to file a notice of opposition to the conditional transfer order.

Retailers’ Litigation

In the In re Visa Check/MasterMoney Antitrust Litigation, on March 6, 2009, plaintiffs filed a motion to seek a potential securitization of the future MasterCard settlement payments, in which plaintiffs indicated that they also intend to pursue a potential securitization of Visa’s future settlement payments. After a fairness hearing on April 24, 2009, the court executed an order granting plaintiffs’ motion regarding the potential securitization of the future MasterCard settlement payments.

Retailers’ “Opt-Outs”

Visa and GMRI entered into a settlement agreement, pursuant to which the GMRI case was dismissed on November 21, 2008.

New Zealand Interchange Proceedings

On February 23, 2009, the Commerce Commission filed a Second Amended Statement of Claim which alleges that the setting of default interchange rates by Visa post-IPO still contravenes the Commerce Act. On March 20, 2009 the retailers also filed a Second Amended Statement of Claim with similar allegations. On April 27, 2009, Visa filed and served Statements of Defense in response to both the Commerce Commission’s and the retailers’ Second Amended Statements of Claim.

Morgan Stanley Dean Witter/Discover Litigation

The Commission filed an additional rejoinder to Visa’s rejoinder dated February 27, 2009.

Parke Litigation

As of February 13, 2009, the parties executed a settlement agreement. The settlement amount is not considered material to the Company’s consolidated financial statements.

The ATM Exchange Litigation

On April 30, 2009, the Court issued an Order allowing for certain additional discovery and requiring that all additional discovery be completed by July 1, 2009. A final pretrial and summary jury trial charging conference is scheduled for July 21, 2009, with the summary jury trial tentatively scheduled for August 4, 2009. A trial date has been tentatively set for September 8, 2009.

U.S. Department of Justice Civil Investigative Demands (CIDs)

On February 5, 2009, the Division informed Visa that it closed the investigations that led to the issuance of the September 27, 2007 and February 26, 2008 CIDs.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hill Country Custom Cycles

On December 22, 2008, the court issued an order dismissing without prejudice the case against Visa. Pursuant to the Court’s January 26, 2009 Order, the plaintiff must file an Amended Complaint no later than May 1, 2009 if it chooses to refile. On April 28, 2009, the parties reached an agreement in principle to settle the litigation. The settlement amount is not considered material to the Company’s consolidated financial statements.

Venezuela Interchange Proceedings

Visa was served on November 28, 2008 and the evidentiary phase of the case has begun. Visa has responded to all requests for information, and filed its formal brief on March 26, 2009.

European Interchange Proceedings

According to public reports, on April 3, 2009, the European Commission issued a Statement of Objections to Visa Europe, Visa International, and Visa Inc. alleging a breach of European competition law. Visa Inc. has not yet been served with the Statement of Objections. Pursuant to existing agreements among the parties, Visa Europe is obligated to defend Visa International and Visa Inc. in this proceeding, including payment of any fines that may be imposed.

Canadian Competition Bureau Proceedings

On April 21, 2009, Visa received an oral notification from the Canadian Competition Bureau (the “Bureau”) that it has initiated a civil inquiry regarding interchange and certain of Visa policies relating to merchant acceptance practices. Visa has not yet received documentation related to the inquiry.

Kabuki Restaurants

On January 5, 2009, Kabuki Restaurants, Inc. filed a putative class action lawsuit against Visa Inc. in California Superior Court. The plaintiff alleges that Visa’s practice of imposing fines on acquiring banks for their merchants’ failure to abide by certain Visa rules, including fines related to the Cardholder Information Security Program (CISP) and Account Data Compromise Recovery (ADCR) process, violates California state law, including Business and Professions Code §§17200 et seq. Before Visa filed a responsive pleading to the putative class action complaint, Kabuki voluntarily dismissed the action without prejudice on February 5, 2009. Five days later, Kabuki filed a new lawsuit against Visa, alleging the same causes of action as in the first lawsuit, but only on an individual basis. At this time, Kabuki is not asserting any claims on behalf of a putative class.

Loiseau

On March 17, 2009, Robert Loiseau filed a putative class action against Visa U.S.A. Inc. in California Superior Court asserting claims for breach of contract, unjust enrichment and violations of Business and Professions Code §§17200 et seq. The plaintiff alleges that certain fees associated with and limitations on the use of Visa gift cards are unlawful. At this early stage, it is not possible to make any reasonable evaluation of the claims alleged.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Reserve Primary Fund

On May 5, 2009, Visa U.S.A. Inc. commenced an action in the United States Court for the Southern District of New York against The Reserve Primary Fund (the “Fund”) and related entities in connection with the Fund’s failure to promptly redeem in full Visa U.S.A.’s investment in a money market mutual fund. On September 15, 2008, Visa U.S.A. sought to redeem its entire investment of over $981 million, plus accrued dividends. The Fund failed to return Visa U.S.A.’s investment within one business day as required by the Fund’s prospectus. Since that time, the Fund announced a liquidation plan and has so far made interim distributions returning approximately 90% of Visa U.S.A.’s investment. Visa U.S.A. is seeking damages in excess of $98 million, being the amount of its investment currently held by the Fund. Also see Note 3—Fair Value Measurements and Note 4—Prepaid Expenses and Other Current Assets.

Intellectual Property Litigation

Vale Canjeable

On March 25, 2009, the First Commercial Judge of Appeals of Caracas issued a new decision on Visa’s appeal of the preliminary relief: (i) dismissing the appeal; (ii) ratifying the preliminary relief; and (iii) finding Visa and Todoticket liable for legal fees and costs in connection with the appeal (which fees and costs will not be due until the case is finally decided on the merits).

Starpay and VIMachine

The parties reached an agreement in principle to settle the dispute in January 2008. On May 16, 2008, Visa U.S.A. and Visa International filed a Motion to Enforce the Settlement Agreement against all parties to the agreement, including the inventor. Briefing on that motion is complete, with the inventor intervening in opposition. If the settlement agreement is enforced, the amount of the settlement is not material to the Company’s consolidated financial statements taken as a whole.

VIMachine and the inventor subsequently filed a Motion to Compel Further Mediation on November 7, 2008. Visa U.S.A. and Visa International opposed the motion and asked the Court to rule on the pending Motion to Enforce if the parties’ current efforts to resolve their differences are unsuccessful. On December 17, 2008, Starpay and VIMachine filed a Motion for Leave to File Under Seal a Motion for Stay of This Action in Favor of Arbitration. In an Order of February 13, 2009, in which it denied Plaintiffs’ pending motions for a ruling or, in the alternative, a scheduling order, the Court indicated that the parties should expect rulings on the other pending motions in due course.

Every Penny Counts, Inc.—Prepaid Cards

Appellate briefing is complete. Oral argument before the Federal Circuit was held on April 1, 2009. On April 30, 2009, the Federal Circuit affirmed the lower court’s judgment in favor of Visa.

Calabrese Stemer—Transaction Notification Alerts

On February 19, 2009, Calabrese Stemer LLC and Charge Notification Services Corp, Inc. filed suit against Visa Inc. in the Southern District of Florida for patent infringement. Plaintiffs allege that Visa offers to perform certain transaction notification pilot services that would infringe United States Patent No. 7,357,310 (“Mobile Phone Charge Card Notification and Authorization Method”). At this early stage, it is not possible to make any reasonable evaluation of the claims alleged.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TQP Development, LLC—Data Encryption

On March 25, 2009, TQP Development, LLC filed a lawsuit against Visa and a number of other companies, including American Express, MasterCard and Barclays, in the Eastern District of Texas alleging that methods practiced on the defendants’ websites infringe United States Patent No. 5,412,730 (“Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys”). At this early stage, it is not possible to make any reasonable evaluation of the claims alleged.

Actus, LLC—Prepaid Cards

On April 9, 2009, Actus, LLC filed a lawsuit against Visa and a number of other companies in the Eastern District of Texas alleging that certain Visa prepaid products infringe United States Patent No. 7,328,189 (“Method and Apparatus for Conducting Electronic Commerce Transactions Using Electronic Tokens”) and United States Patent No. 7,249,099 (“Method and Apparatus for Conducting Electronic Commerce Transactions Using Electronic Tokens”). At this early stage, it is not possible to make any reasonable evaluation of the claims alleged.

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

By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from these forward-looking statements as a result of a variety of factors, including all the risks discussed in Part I, Item 1A—”Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. You are cautioned not to place undue reliance on such statements, which are made only at the date of this report. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Overall Economic Conditions

Our business is affected by overall economic conditions and consumer spending patterns. We expect that weak economic conditions will continue to moderate consumer and commercial spending, and our rate of payments volume growth, in the near term. However, we believe that the continued behavioral shift to electronic payment products for non-discretionary spending will buffer the impact to our overall payments volume growth. This shift is particularly clear in debit products, where Visa has a strong market position.

Funding of the Litigation Escrow

During December 2008, we deposited $1.1 billion into the litigation escrow account (the “Escrow”) previously established under the Retrospective Responsibility Plan (the “Plan”). Under the terms of the

Plan, when Visa funds the Escrow, its U.S. financial institutions, the sole holders of class B common stock, bear the cost through a reduction in their as-converted class A common stock. The funding of the Escrow had the effect of a repurchase of 20,800,824 class A common stock equivalents from our class B shareholders. See Note 2—Retrospective Responsibility Plan to our unaudited consolidated financial statements included elsewhere in this report.

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

Payments Volume and Transaction Counts

We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. As anticipated, payments volume declined in credit and commercial products, offset by debit growth resulting in minimal quarter over quarter payments volume impact.

The following tables set forth product payments volumes for the periods presented in nominal dollars(1):

	U.S.A.			Rest of World			Visa Inc.
	3 months ended December 31, 2008(4)	3 months ended December 31, 2007(4)	% Change	3 months ended December 31, 2008(4)	3 months ended December 31, 2007(4)	% Change	3 months ended December 31, 2008(4)	3 months ended December 31, 2007(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$160	$176	(9)%	$205	$206	—%	$365	$382	(4)%
Consumer debit(2)	194	183	6%	36	34	7%	230	218	6%
Commercial and other	55	54	2%	25	28	(11)%	80	81	(2)%

Total Payments Volume	$409	$413	(1)%	$266	$268	(1)%	$675	$681	(1)%
Cash volume	95	101	(6)%	300	285	5%	395	386	2%

Total Volume(3)	$504	$514	(2)%	$566	$553	2%	$1,070	$1,067	—%

	U.S.A.			Rest of World			Visa Inc.
	6 months ended December 31, 2008(4)	6 months ended December 31, 2007(4)	% Change	6 months ended December 31, 2008(4)	6 months ended December 31, 2007(4)	% Change	6 months ended December 31, 2008(4)	6 months ended December 31, 2007(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$327	$341	(4)%	$417	$388	7%	$744	$729	2%
Consumer debit(2)	389	354	10%	75	63	21%	464	417	12%
Commercial and other	114	106	8%	54	52	1%	168	158	5%

Total Payments Volume	$830	$801	4%	$546	$503	8%	$1,376	$1,304	6%
Cash volume	198	202	(2)%	623	533	17%	821	735	12%

Total Volume(3)	$1,028	$1,003	3%	$1,169	$1,036	13%	$2,197	$2,039	8%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.
(3)

Total volume is the sum of total payments volume and cash volume. Total payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks. Total Volume is provided by our financial institution customers, subject to verification by Visa. From time to time, previously submitted volume information may be updated. Prior year volume information presented in these tables have not been updated, as changes made are not material.

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service revenues reported with respect to the three and six months ended March 31, 2009 and March 31, 2008 were based on payments volume reported by our financial institution customers for the three and six months ended December 31, 2008 and December 31, 2007, respectively.

The following table sets forth transaction volumes processed by our VisaNet system during the periods presented:

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
	(in millions)			(in millions)
Total transactions	9,360	8,800	6%	19,156	17,894	7%

Results of Operations

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., throughout the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended March 31,		2009 vs. 2008		Six months ended March 31,		2009 vs. 2008
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in millions, except percentages)
U.S. operating revenues	$934	$811	$123	15%	$1,928	$1,697	$231	14%
Rest of world operating revenues	659	587	72	12%	1,349	1,134	215	19%
Visa Europe operating revenues	54	55	(1)	(2)%	109	110	(1)	(1)%

Total Operating Revenues	$1,647	$1,453	$194	13%	$3,386	$2,941	$445	15%

Growth in operating revenues earned throughout the rest of the world accounted for 37% and 48% of the increase in total operating revenues for the three and six month periods, respectively. In addition to transactions volume growth, the increase in operating revenues throughout the rest of the world reflects the impact of pricing modifications made on various services during the second half of fiscal 2008, as a result of innovations in our product line and improvements in our service model. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

A significant portion of the revenues we earn outside the U.S. results from cross-border business and leisure travel which has moderated in the current economic environment. Revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency.

Our operating revenues are impacted by fluctuations in foreign currency rates. Operating revenues are impacted by the overall strengthening or weakening of the U.S. dollar compared to local or regional currencies in which our payments volumes are denominated. The strengthening of the U.S. dollar during the three and six months ended March 31, 2009 resulted in a 4% and 3% decline, respectively, in total operating revenues compared to the prior year comparable periods, which primarily impacted international transaction revenues.

The following table sets forth the components of our operating revenues for the periods presented:

	Three months ended March 31,		2009 vs. 2008		Six months ended March 31,		2009 vs. 2008
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in millions, except percentages)
Service revenues	$804	$792	$12	2%	$1,597	$1,524	$73	5%
Data processing revenues	544	494	50	10%	1,098	986	112	11%
International transaction revenues	446	379	67	18%	951	760	191	25%
Other revenues	148	126	22	17%	304	259	45	17%
Volume and support incentives	(295)	(338)	43	(13)%	(564)	(588)	24	(4)%

Total Operating Revenues	$1,647	$1,453	$194	13%	3,386	2,941	445	15%

•

Service revenues increased for the three months ended March 31, 2009 primarily due to competitive pricing modifications undertaken outside the U.S. which offset relatively flat global payments volume. Growth in service revenues during the six months ended March 31, 2009 was broadly in line with payments volume growth of 6%. We expect that weak economic conditions will continue to moderate consumer and commercial spending, and our rate of payments volume growth, in the near term.

•	Data processing revenues increased due to growth in the number of transactions processed of 6% and 7% for the three and six months ended March 31, 2009, respectively.

•

International transaction revenues increased during the three and six months ended March 31, 2009 despite negative growth in cross-border payments volume in the low double digits during both periods. Revenue grew due to competitive pricing modifications during the second half of fiscal 2008. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

•

Other revenues increased during the three and six months ended March 31, 2009 primarily due to growth in revenues related to the Visa Extras loyalty platform for administrative and rewards fulfillment services performed in support of the platform. Growth in optional service and product enhancements, such as extended cardholder protection, and in our risk management services, also contributed to the increase.

•

Volume and support incentives declined during the three and six month periods. The decrease primarily reflects the absence of a $70 million non-recurring charge for a customer agreement executed during the second quarter of fiscal 2008. This decrease was offset by higher incentives related to contractual amendments during the three and six month periods compared with prior year comparable periods. The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to existing contracts or new contracts. See Note 10—Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

The net asset (liability) of volume and support incentives changed as follows:

	Fiscal 2009	Fiscal 2008
	(in millions)
Beginning balance at October 1, net asset (liability)(1)	$130	$(87)
Provision
Current year provision	(544)	(591)
Performance adjustments(2)	27	5
Contractual adjustments(3)	(47)	(2)

Subtotal volume and support incentives	(564)	(588)

Payments	464	676

Ending balance at March 31, net asset(1)	$30	$1

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented in the unaudited consolidated balance sheets of Visa Inc.
(2)

Amount represents downward adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available. Management refined its definition of performance adjustments during the second fiscal quarter to exclude adjustments to estimates made within a quarter and to only include adjustments to estimates made in previous quarters. Of the amount in fiscal 2009, $21 million represents adjustments made related to prior fiscal year estimates and $6 million represents adjustments related to estimates made in the first fiscal quarter of the current year. Under our refined definition, performance adjustments during the first fiscal quarter of 2009 would have been $19 million, compared to the previously disclosed amount of $34 million, with an offset to current year provision.

(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

Operating Expenses

We continue to focus on driving operating efficiencies across our enterprise and manage our operating expenses accordingly. The following table sets forth the components of our operating expenses for the periods presented:

	Three months ended March 31,		2009 vs. 2008		Six months ended March 31,		2009 vs. 2008
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in millions, except percentages)
Personnel	$272	$289	$(17)	(6)%	547	572	(25)	(4)%
Network, EDP and communications	92	78	14	18%	185	161	24	15%
Advertising, marketing and promotion	196	215	(19)	(9)%	406	425	(19)	(4)%
Professional and consulting fees	84	96	(12)	(13)%	164	194	(30)	(15)%
Depreciation and amortization	56	59	(3)	(5)%	108	121	(13)	(11)%
Administrative and other	66	75	(9)	(12)%	129	149	(20)	(13)%
Litigation provision	—	292	(292)	NM	—	292	(292)	NM

Total Operating Expenses	$766	$1,104	$(338)	(31)%	1,539	1,914	(375)	(20)%

•

Personnel decreased during the three and six month periods primarily reflecting the absence of larger severance and other charges incurred in the prior year associated with workforce consolidation and elimination of overlapping functions.

•

Network, EDP and Communications increased during the three and six month periods primarily due to higher fees paid for debit processing services related to processing transactions through non-Visa networks.

•	Advertising, marketing and promotion decreased during the second fiscal quarter reflecting our overall strategy to reduce cost.

•

Professional and consulting fees decreased during the three and six month periods primarily due to the absence of consulting and legal fees incurred in the prior year in connection with our reorganization and reduced legal fees due to the settlement of outstanding litigation with Discover Financial Services in the fourth quarter of fiscal 2008.

•

Depreciation and amortization decreased in the three and six months periods primarily reflecting the absence of amortization expense which was incurred in the prior year comparable quarter on licenses acquired in connection with the PrivaSys litigation settlement in that quarter. The decline also reflects technology assets in our current east coast data center which were fully depreciated following the first quarter of fiscal 2008. The data center was decommissioned and replaced by a new facility in March 2009. We expect depreciation and amortization to increase during the second half of fiscal 2009 by approximately $6 million per quarter reflecting depreciation charges for the new east coast data center.

•

Administrative and other decreased during the three and six month periods primarily due to foreign exchange gains recorded upon remeasurement of U.S. dollar-denominated net assets held in other regions as the U.S. dollar strengthened against other currencies in the current year.

Other Income (Expense)

The following table sets forth the components of our other income (expense) during the three and six months ended March 31, 2009 compared to the prior year comparable periods.

	Three months ended March 31,		2009 vs. 2008		Six months ended March 31,		2009 vs. 2008
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$1	$—	$1	NM	$—	$1	$(1)	NM
Interest expense	(30)	(41)	11	(27)%	(60)	(86)	26	(30)%
Investment income, net	34	34	—	—%	53	75	(22)	(29)%
Other	1	28	(27)	NM	—	36	(36)	NM

Total Other Income (Expense)	$6	$21	$(15)	(71)%	$(7)	$26	$(33)	NM

•

Interest expense decreased primarily due to lower interest accretion from declining litigation balances. See Note 12—Legal Matters to our unaudited consolidated financial statements included elsewhere in this report.

•

Investment income, net decreased in the six months ended March 31, 2009 primarily due to other-than-temporary impairment of $8 million on certain investment securities and $10 million of losses incurred on our equity securities which are classified as trading assets. See Note 1—Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this report.

•

Other non-operating income decreased due to the absence of the adjustments to the fair market value of our liability under the Framework Agreement with Visa Europe. The liability was settled during the first fiscal quarter of 2009.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 40% and 15% for the three months ended March 31, 2009 and 2008, respectively, and 40% and 30% for the six months ended March 31, 2009 and 2008, respectively. The rates for the three and six months ended March 31, 2009 were higher than the rates for the same periods in the prior year primarily due to the combined effect of the loss of a California special deduction upon our IPO and the change in state tax apportionment that resulted in a one-time tax benefit from the remeasurement of deferred taxes in 2008.

Beginning October 1, 2008, our subsidiary in Singapore operates under a tax incentive agreement, which is effective through September 30, 2014, and may be extended through September 30, 2023, if certain additional requirements are satisfied. The tax incentive agreement is conditional upon our meeting certain employment and investment thresholds. We anticipate the impact to fiscal 2009’s effective tax rate to be less than one percent.

Liquidity and Capital Resources

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Six Months Ended March 31,
	2009	2008
	(in millions)
Total cash provided by (used in):
Operating activities	$418	$(368)
Investing activities	956	1,549
Financing activities	(2,968)	3,585
Effect of exchange rate changes on cash and cash equivalents	(22)	—

(Decrease) increase in cash and cash equivalents	$(1,616)	$4,766

Cash provided by operating activities during the six months ended March 31, 2009 consisted of net income of $1,110 million, adjustments for non-cash items of $1,120 million and use of cash of $1,812 million to fund significant operational payments including those related to settlement transactions, litigation settlement payments, volume and support incentives, and our annual compensation benefits. We believe that cash flow generated from operating activities sufficiently meets the demand of our ongoing operational needs.

Cash provided by investing activities during the six months ended March 31, 2009 primarily reflects $840 million of cash distributions received from the Reserve Primary Fund and net cash proceeds of $252 million from the sales and maturities of investment securities, which were reinvested in money market funds. As of March 31, 2009, all of our money market fund balances, except for the Reserve Primary Fund, were covered under the U.S. Treasury Department Temporary Guarantee Program. We also purchased property, equipment and technology of $136 million primarily related to construction of our new data center.

Cash used in financing activities during the six months ended March 31, 2009 primarily reflects redemption of our class C (series II) and class C (series III) liability shares for $2.6 billion, funding of $1.1 billion to the litigation escrow account and dividend payments of $161 million, offset by funding of covered litigation payments totaling $939 million covered by the litigation escrow account.

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

Dividends. On April 22, 2009 our board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $80 million in connection with this dividend on June 2, 2009. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.

Pension and other postretirement benefits. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under the Employee Retirement Income Security Act (“ERISA”). We typically fund our qualified pension plan in September of each year. Our nonqualified pension and other postretirement benefit plans are funded on a current basis. Funding of the plans only impacts current period operating cash flow. Funding does not impact current period pension expense but has the positive impact of reducing future period pension expense for the qualified pension plan. Based on year-to-date plan asset performance and plan activity, we believe we will fund our pension and other postretirement benefit plans by approximately $104 million compared to $190 million in the prior year. Recent market conditions have resulted in an unusually high degree of volatility associated with certain plan assets. Should deterioration in market conditions continue, our pension asset portfolio could be adversely impacted, and we may be required to make additional contributions. The ultimate impact on the funded status and the amount of our annual funding of our qualified pension plan will be determined based on market conditions in effect at September 30, 2009.

Visa Europe put-call option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple (the “P/E ratio”) at the time the option is exercised (as defined in the option agreement) to Visa Europe’s projected sustainable adjusted net operating income for the forward 12-month period (“adjusted sustainable income”). Visa Europe’s adjusted sustainable income is calculated under the terms of the put option agreement and includes potentially material adjustments for cost synergies and other negotiated items.

At March 31, 2009, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at March 31, 2009, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as determined at the time the put option is exercised.

Given the perpetual nature of the put option and the various economic conditions which could be present at the time of exercise, our ultimate obligation in the event of exercise cannot be reliably estimated. The following table calculates our total obligation assuming, for illustrative purposes only, a range of P/E ratios for Visa Inc. and assuming that Visa Europe demonstrates $75 million of adjusted sustainable income at the date of exercise. The $75 million of assumed adjusted sustainable income provided below for illustrative purposes only is based on Visa Europe’s financial results for the year ended September 30, 2008. However, this does not represent an estimate of the amount of adjusted sustainable income Visa Europe would have been able to demonstrate at September 30, 2008 or will be able to demonstrate at any point in time in the future. The table also provides the amount of increase or decrease in the payout, assuming the same range of estimated P/E ratios, for each $25 million of adjusted sustainable income above or below the assumed $75 million demonstrated at the time of exercise. At March 31, 2009, our P/E ratio was 18.3 (as defined in the option agreement) and the P/E differential, the difference between this ratio and the ratio applicable to Visa Europe, was not significantly different than the assumed long term differential of 5.3x we used to value the put option. However these ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were to be exercised at any point in the future.

Visa Inc’s Forward Price-to-Earnings Ratio	Payout Assuming Adjusted Projected Sustainable Net Operating Income of $75 million(1)	Increase/Decrease in Payout for Each $25 million of Sustainable Net Income Above/Below $75 million
	(in millions)	(in millions)
25	$1,875	$625
20	$1,500	$500
15	$1,125	$375

(1)

Given the large range of different economic environments and circumstances under which Visa Europe could decide to exercise their option the ultimate purchase price could be several billion dollars or more.

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

As of March 31, 2009, our financial instruments measured at fair value on a recurring basis included approximately $6 billion of assets, of which $71 million, or approximately 1%, had significant unobservable inputs when measuring fair value. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. Marketable debt instruments in this category include corporate debt, mortgage backed securities, other asset backed securities and auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements included elsewhere in this report for further information about our assessment of fair value for these financial instruments.

Contractual Obligations

Volume and Support Incentives. During the first half of fiscal 2009, we entered into non-cancelable agreements with financial institutions and merchants designed to build sales volume and increase payment product acceptance. These agreements provide card issuance, marketing and program support based on specific performance requirements. Future payment obligations related to total volume and support incentives increased by approximately $724 million at March 31, 2009 compared to September 30, 2008. This amount is an estimate and could change based on customer performance. See Note 10—Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss arising from adverse changes in market factors. Our exposure to financial market risks results primarily from fluctuations in foreign currency rates, interest rates and equity prices. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. Aggregate risk exposures are monitored on an ongoing basis, and cash and cash equivalents are not considered to be subject to significant interest rate risk due to the short period of time to maturity. There have been no significant changes to our market risks during the six months ended March 31, 2009 compared to September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 12 to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current legal proceedings.

ITEM 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on November 21, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

Visa expects to hold its 2010 annual meeting of stockholders on January 20, 2010 (the “Annual Meeting”). Because the expected meeting date for the Annual Meeting represents a change of more than thirty (30) days from the anniversary of our 2009 annual meeting of stockholders held on April 21, 2009, any stockholder proposal that is submitted to be considered for inclusion in our the proxy materials to be distributed for the Annual Meeting, pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, must be received by the Company before printing and mailing our proxy materials. We have set the date for receipt of such proposals as the close of business on August 3, 2009. Proposals should be sent to our Corporate Secretary at our principal executive offices, Visa Inc., P.O. Box 8999 San Francisco, California 94128-8999 and must comply with the applicable requirements of Rule 14a-8 regarding the inclusion of stockholder proposals in Company-sponsored proxy materials and our bylaws.

A stockholder proposal not included in our proxy statement for the Annual Meeting will not be eligible for presentation at the Annual Meeting unless the stockholder gives timely notice of the proposal in proper written form to our Corporate Secretary and otherwise complies with the provisions of our bylaws. For a stockholder notice to be timely under our bylaws, it must be delivered to or mailed and received at our principal executive offices at the above address not less than ninety (90) days nor more than one hundred twenty (120) days prior to the stockholders’ meeting. Please refer to the full text of our bylaws for additional information about the advance notice provisions and requirements as well as other information required to be in the stockholders’ notice.

A copy of our bylaws may be obtained by writing to our Corporate Secretary or by visiting our website at http://www.visa.com.

ITEM 6.	Exhibits.

The list of exhibits required to be filed as exhibits to this report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date: May 5, 2009	By:	/S/ JOSEPH W. SAUNDERS
	Name: Title:	Joseph W. Saunders Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2009	By:	/S/ BYRON H. POLLITT
	Name: Title:	Byron H. Pollitt Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002