Form 10-Q
period 2009-06-30
VISA INC.
filed 2009-07-30
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 27, 2009, there were 460,127,255 shares of class A common stock, par value $.0001 per share, 245,513,385 shares of class B common stock, par value $.0001 per share and 140,874,096 shares of class C common stock, par value $.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	September 30, 2008
	(in millions, except share data)
Assets
Cash and cash equivalents	$4,200	$4,979
Restricted cash—litigation escrow (Note 2)	1,141	1,298
Investment securities
Trading	83	—
Available-for-sale	47	355
Settlement receivable	998	1,131
Accounts receivable	419	342
Customer collateral (Note 6)	739	679
Current portion of volume and support incentives	217	256
Current portion of deferred tax assets	484	944
Prepaid expenses and other current assets (Note 4)	1,234	1,190

Total current assets	9,562	11,174
Restricted cash—litigation escrow (Note 2)	420	630
Investment securities, available-for-sale	181	244
Volume and support incentives	118	123
Property, equipment and technology, net	1,170	1,080
Other assets (Note 4)	77	634
Intangible assets	10,883	10,883
Goodwill	10,213	10,213

Total assets	32,624	34,981

Liabilities
Accounts payable	$106	$159
Settlement payable	979	1,095
Customer collateral (Note 6)	739	679
Accrued compensation and benefits	296	420
Volume and support incentives	328	249
Accrued liabilities	587	306
Current portion of long-term debt	52	51
Current portion of accrued litigation (Note 12)	1,348	2,698
Redeemable class C (series III) common stock, no shares and 35,263,585 shares issued and outstanding, respectively (Note 7)	—	1,508

Total current liabilities	4,435	7,165
Long-term debt	46	55
Accrued litigation (Note 12)	905	1,060
Deferred tax liabilities	3,653	3,811
Other liabilities	786	613

Total liabilities	9,825	12,704

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	June 30, 2009	September 30, 2008
	(in millions, except par value and share data)
Temporary Equity and Minority Interest
Class C (series II) common stock, $0.0001 par value, no shares and 218,582,801 shares authorized, no shares and 79,748,857 shares issued and outstanding, net of subscription receivable, respectively (Note 7)	$—	$1,136
Minority interest	5	—

Total temporary equity and minority interest	5	1,136

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622,245,209 shares authorized, 449,407,746 and 447,746,261 shares issued and outstanding, respectively	—	—
Class B common stock, $0.0001 par value, 622,245,209 shares authorized, 245,513,385 shares issued and outstanding	—	—
Class C common stock, $0.0001 par value, 1,097,165,602 shares authorized, 151,605,798 issued and 151,581,349 outstanding at June 30, 2009 (Note 7)	—	—
Class C (series I) common stock, $0.0001 par value, 813,582,801 shares authorized, 124,622,548 issued and 124,097,105 outstanding at September 30, 2008 (Note 7)	—	—
Class C (series III) common stock, $0.0001 par value, 64,000,000 shares authorized, 26,949,616 issued and outstanding at September 30, 2008 (Note 7)	—	—
Class C (series IV) common stock, $0.0001 par value, 1,000,000 shares authorized, 549,587 shares issued and outstanding at September 30, 2008 (Note 7)	—	—
Additional paid-in capital	21,115	21,060
Class C treasury stock, 24,449 shares and 525,443 shares, respectively (Note 7)	(2)	(35)
Accumulated income	1,783	186
Accumulated other comprehensive loss, net	(102)	(70)

Total stockholders’ equity and accumulated income	22,794	21,141

Total liabilities, temporary equity and minority interest, and stockholders’ equity	$32,624	$34,981

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Operating Revenues
Service revenues	$769	$749	$2,366	$2,273
Data processing revenues	605	539	1,703	1,525
International transaction revenues	458	449	1,409	1,209
Other revenues	158	150	462	409
Volume and support incentives	(344)	(274)	(908)	(862)

Total operating revenues	1,646	1,613	5,032	4,554

Operating Expenses
Personnel	262	310	809	882
Network, EDP and communications	97	84	282	245
Advertising, marketing and promotion	229	271	635	696
Professional and consulting fees	82	108	246	302
Depreciation and amortization	57	57	165	178
Administrative and other	96	85	225	234
Litigation provision	1	50	1	342

Total operating expenses	824	965	2,363	2,879

Operating income	822	648	2,669	1,675

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	—	—	—	1
Interest expense	(30)	(30)	(90)	(116)
Investment income, net (Note 4)	504	97	557	172
Other	1	(1)	1	35

Total other income	475	66	468	92

Income before income taxes and minority interest	1,297	714	3,137	1,767
Income tax expense	568	292	1,299	607

Income before minority interest	729	422	1,838	1,160
Minority interest	—	—	1	—

Net income	$729	$422	$1,839	$1,160

Basic net income per share (Notes 7 and 8)
Class A common stock	$0.97	$0.51	$2.42	$1.44

Class B common stock	$0.61	$0.36	$1.58	$1.33

Class C common stock	$0.97		$2.42

Class C (series I) common stock		$0.51		$1.44

Class C (series II) common stock		$0.12		$0.75

Class C (series III and IV) common stock		$0.51		$1.44

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Basic weighted average shares outstanding (Notes 7 and 8)
Class A common stock	448	447	447	170

Class B common stock	246	246	246	363

Class C common stock	152		152

Class C (series I) common stock		125		213

Class C (series II) common stock		80		48

Class C (series III and IV) common stock		27		49

Diluted net income per share (Notes 7 and 8)
Class A common stock	$0.97	$0.51	$2.41	$1.44

Class B common stock	$0.61	$0.36	$1.58	$1.33

Class C common stock	$0.97		$2.41

Class C (series I) common stock		$0.51		$1.44

Class C (series II) common stock		$0.12		$0.75

Class C (series III and IV) common stock		$0.51		$1.44

Diluted weighted average shares outstanding (Notes 7 and 8)
Class A common stock	756	776	761	767

Class B common stock	246	246	246	363

Class C common stock	152		152

Class C (series I) common stock		125		213

Class C (series II) common stock		80		48

Class C (series III and IV) common stock		27		49

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income	$729	$422	$1,839	$1,160
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain (loss)	1	(16)	9	(16)
Income tax effect	(1)	6	(4)	7
Reclassification adjustment for net loss realized in net income	—	4	—	3
Income tax effect	—	(1)	—	(1)
Defined benefit pension and postretirement plans	1	—	2	—
Derivative instruments
Net unrealized (loss) gain	(43)	2	(52)	—
Income tax effect	17	1	21	—
Reclassification adjustment for net (gain) loss realized in net income	(2)	—	4	—
Income tax effect	1	—	(2)	—
Foreign currency translation gain (loss)	12	—	(10)	(2)

Other comprehensive loss, net of tax	(14)	(4)	(32)	(9)

Comprehensive income	$715	$418	$1,807	$1,151

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Addi- tional Paid in Capital	Treasury Stock	Accum- ulated Income	Accum- ulated Other Compre- hensive Loss	Total Equity
	Class A	Class B	Class C	Class C (series III and series IV)
	(in millions, except per share data)
Balance as of September 30, 2008	448	245	124	28	$21,060	$(35)	$186	$(70)	$21,141

Net income							1,839		1,839
Other comprehensive loss, net of tax								(32)	(32)

Comprehensive income									1,807
Issuance of restricted share awards and restricted stock units vested	1				—				—
Conversion of class C (series III) and class C (series IV) into class C (series I) common stock (Note 7)			28	(28)					—
Share-based compensation (Note 9)					84				84
Tax benefit for share-based compensation					6				6
Cash proceeds from exercise of stock options					20				20
Restricted stock instruments settled in cash for taxes					(22)				(22)
Accretion of class C (series II) common stock							(2)		(2)
Cash dividends declared on class A, class B and class C common stock, at $0.105 per share (Note 7)							(240)		(240)
Gain upon issuance of equity interest in joint venture (Note 1)					6				6
Retirement of treasury stock					(39)	34			(5)
Special IPO dividends received from cost-method investees (Note 7)						(1)			(1)

Balance as of June 30, 2009	449	245	152	—	$21,115	$(2)	$1,783	$(102)	$22,794

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2009	2008
	(in millions)
Operating Activities
Net income	$1,839	$1,160
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of other investments (Note 4)	(473)	—
Depreciation and amortization of property, equipment and technology	165	178
Share-based compensation	84	47
Tax benefit for share-based compensation	(6)	—
Restricted stock instruments settled in cash for taxes	(22)	—
Fair value adjustment for liability under the framework agreement	—	(35)
Interest earned on litigation escrow, net of tax	(14)	(6)
Net recognized loss on investment securities, including other-than-temporary impairment	8	12
Asset impairment on non-marketable equity investments	7	—
Gain on disposal of property, equipment and technology	—	(1)
Minority interest	(1)	—
Amortization of volume and support incentives	908	862
Accrued litigation and accretion	72	447
Equity in earnings of unconsolidated affiliates	—	(1)
Deferred income taxes	316	136
Change in operating assets and liabilities:
Trading securities	10	—
Accounts receivable	(77)	(24)
Settlement receivable	133	(642)
Volume and support incentives	(785)	(980)
Other assets	84	(76)
Accounts payable	(53)	(60)
Settlement payable	(116)	510
Accrued compensation and benefits	(124)	(99)
Accrued and other liabilities	438	52
Accrued litigation	(1,626)	(1,220)
Member deposits	—	(3)

Net cash provided by operating activities	767	257

Investing Activities
Investment securities, available-for-sale:
Purchases	—	(1,504)
Proceeds from sales and maturities	276	2,402
Distributions from money market investment (Note 4)	884	—
Cash acquired through reorganization	—	1,002
Purchases of /contributions to other investments	(1)	(24)
Dividends/distributions from other investments	1	22
Purchases of property, equipment and technology	(205)	(323)
Proceeds from sale of property, equipment and technology	—	4

Net cash provided by investing activities	955	1,579

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Nine Months Ended June 30,
	2009	2008
	(in millions)
Financing Activities
Proceeds from short-term borrowing	—	2
Payments on short-term borrowing	—	(2)
Proceeds from sale of common stock, net of issuance costs of $550	—	19,100
Tax benefit for share-based compensation	6	—
Cash proceeds from exercise of stock options	20	—
Funding of litigation escrow account—Retrospective Responsibility Plan	(1,100)	(3,000)
Payments from litigation escrow account—Retrospective Responsibility Plan	1,481	1,015
Funding of tax escrow account for income tax withheld on stock proceeds	—	(116)
Payments from tax escrow account	—	116
Payment for redemption of stock (Note 7)	(2,646)	(13,446)
Dividends paid	(240)	—
Principal payments on debt	(8)	(15)
Principal payments on capital lease obligations	(4)	(3)

Net cash (used in) provided by financing activities	(2,491)	3,651

Effect of exchange rate translation on cash and cash equivalents	(10)	—

(Decrease) increase in cash and cash equivalents	(779)	5,487
Cash and cash equivalents at beginning of year	4,979	275

Cash and cash equivalents at end of period	$4,200	$5,762

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$528	$563
Amounts included in accounts payable and accrued liabilities related to purchase of property, equipment and technology	$25	$27
Interest payments on debt	$3	$6
Common stock issued in acquisition	$—	$17,935
Cash dividend declared but not paid	$—	$93
Assets acquired in joint venture with note payable and equity interest issued	$22	$—

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Basis of presentation—The accompanying unaudited interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America and reflect all normal recurring adjustments that, in the opinion of management, are necessary to present fairly such financial statements for the interim periods. Certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly these unaudited interim consolidated financial statements should be read in conjunction with the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2008 for additional disclosures including a summary of the Company’s significant accounting policies.

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

Formation and consolidation of new processing entity—During the first fiscal quarter of 2009, the Company formed Visa Processing Services, Ltd. (“VPS”) and issued a 30% minority interest to and executed a joint venture agreement with Yalamanchili International Pte. Ltd., a payments processor and software company with operations in Asia. The Company retained the remaining 70% interest. VPS is expected to extend multi-currency and multi-language debit, credit and prepaid processing capabilities to financial institutions, processors and payment companies outside of the United States of America. VPS is consolidated in the Company’s financial statements with net assets of $30 million at June 30, 2009.

Recently issued and/or adopted accounting pronouncements—In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 and elected the fair value option with respect to mutual fund equity security investments related to various employee compensation plans, which had previously been reported as available-for-sale investments. There was no impact to the consolidated statements of operations as a result of this adoption. At June 30, 2009, these investments are reported as trading assets on the consolidated balance sheets as the frequency of trading activity is dependent upon the actions of the Company’s employees. Changes in fair value are recorded in investment income, net, on the consolidated statements of operations.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 in January 2009 but has not presented separate disclosures required by SFAS 161 and SFAS 133 because the impact of derivative instruments is immaterial to the consolidated balance sheets, statements of operations and statements of comprehensive income.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009 and are not required for earlier periods presented for comparative purposes. Earlier application is permitted. This FSP impacts disclosures only and will not have an effect on the Company’s consolidated financial position or results of operations upon adoption. The Company plans on adopting FSP FAS 132(R)-1 in fiscal 2010.

In April 2009, the FASB issued FSP No. FAS 141(R), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)”). FSP FAS 141(R) addresses certain issues raised upon the issuance of SFAS No. 141(R), Business Combinations, with regard to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP FAS 141(R) on October 1, 2009. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three FSPs related to fair value measurements, other-than-temporary impairments and related disclosures. FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, Fair Value Measurements (“SFAS 157”) when there is no active market or where the price inputs being used to determine fair value represent distressed sales.

FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”) modifies the requirements for recognizing other-than-temporary-impairment (“OTTI”) on debt securities and significantly changes the existing impairment model for debt securities. It also modifies the presentation of OTTI losses and increases the frequency of and expands required disclosures for debt and equity securities.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”) requires the disclosure of the fair value of financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in interim and annual financial statements. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash-litigation escrow, trading and available-for sale investments, the Reserve Primary Fund (see Note 4—Prepaid Expenses and Other Assets), accounts receivable, non-marketable equity investments, customer collateral, accounts payable, debt, settlement guarantees (see Note 6—Settlement Guarantee Management), derivative instruments, the Visa

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Europe put option, and settlement receivable and payable. The estimated fair value of such instruments at June 30, 2009 approximates their carrying value as reported on the Company’s consolidated balance sheets except as otherwise disclosed. See Note 3—Fair Value Measurements.

The three FSPs are effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 and FSP FAS 115-2 did not have a material impact on the Company’s consolidated financial statements. The Company has not presented separate disclosures required by FSP FAS 115-2 because its gross unrealized loss positions in debt securities for the periods presented are not material. At adoption, the credit and non-credit loss components of debt securities on the Company’s balance sheet for which OTTI was previously recognized were not material. The adoption of FSP FAS 107-1 is disclosure-only.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds to the release of their financial statements. The Company adopted SFAS 165 as of July 1, 2009. Subsequent events have been evaluated through July 30, 2009, the date this quarterly report was filed with the U.S. Securities and Exchange Commission (“SEC”).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company will adopt SFAS 167 effective October 1, 2010. Early adoption is prohibited. The Company is evaluating the impact of adopting SFAS 167 on its consolidated financial statements.

Note 2—Retrospective Responsibility Plan

The Company has several mechanisms, including a series of agreements designed to address potential liability under certain litigation referred to as the “covered litigation.” These mechanisms are included in and referred to as the Retrospective Responsibility Plan (the “Plan”). In accordance with the Plan, the Company established a litigation escrow account (the “Escrow Account”) from which settlements of, or judgments in, the covered litigation will be paid. Under the terms of the Plan, when the Company funds the Escrow Account, its U.S. financial institutions, the sole holders of class B common stock, bear the cost via a reduction in their class A as-converted common stock.

On December 16, 2008, upon the recommendation of the Company’s board of directors, the Company’s stockholders approved and adopted an amendment and restatement of the Company’s Fourth Amended and Restated Certificate of Incorporation to permit the Company greater flexibility in funding the Escrow Account and made other clarifying modifications. As a result, the Company filed a Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware on December 16, 2008.

On December 19, 2008, the Company deposited $1.1 billion into the Escrow Account. The funding reduced the conversion rate applicable to the Company’s class B common stock outstanding from 0.7143 class A share to 0.6296 class A share. The funding of the Escrow Account had the effect of a

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase of 20,800,824 class A common stock equivalents from the Company’s class B shareholders. The repurchase amount per share of $52.88 was calculated under the terms of the Fifth Amended and Restated Certificate of Incorporation, using the volume weighted average price of the Company’s class A common shares for the 15-day pricing period from December 1, 2008 to December 19, 2008.

On June 30, 2009, the Company’s Board of Directors approved an additional $700 million deposit into the Escrow Account, which was funded on July 16, 2009, further reducing the conversion rate applicable to the Company’s class B common stock outstanding from 0.6296 class A share to 0.5824 class A share. The additional funding had the effect of a repurchase of 11,578,878 class A common stock equivalents from the Company’s class B shareholders. The repurchase amount per share of $60.45 was calculated under the terms of the Fifth Amended and Restated Certificate of Incorporation, using the volume weighted average price of the Company’s class A common shares for the 11-day pricing period from June 30, 2009 to July 15, 2009.

The following table sets forth the changes in the Escrow Account during the nine months ended June 30, 2009. It therefore does not reflect the additional $700 million funding on July 16, 2009:

(in millions)
Balance at October 1, 2008	$1,928
Additional funding under the Plan	1,100
American Express settlement payments	(210)
Discover settlement payments(1)	(1,271)
Interest earned, less applicable taxes	14

Balance at June 30, 2009	$1,561
Less: Current portion of escrow account	(1,141)

Long-term portion of escrow account	$420

(1)

The Company made payments totaling $1.416 billion related to the Discover settlement during the nine months ended June 30, 2009. Of the $1.416 billion payment, $1.271 billion was funded through the Escrow Account under the Plan and $145 million, $65 million of which is reimbursed by Morgan Stanley evenly over the four fiscal 2009 quarters, was funded from the Company’s operating cash. See Note 4—Prepaid Expenses and Other Assets.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Inputs reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize estimates of market participant assumptions. Level 3 assets include the Company’s auction rate securities, corporate debt securities, mortgage backed securities and other asset backed securities. Level 3 liabilities include the Visa Europe put option.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities carried at fair value on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2009 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,604
Investment securities
U.S. government-sponsored debt securities		$169
Canadian government debt securities		6
Tax-exempt municipal bonds		4
Equity securities	83
Corporate debt securities			$13
Mortgage backed securities			13
Other asset backed securities			10
Auction rate securities			13
Derivative financial instruments
Foreign exchange derivative instruments		24

	$5,687	$203	$49

Liabilities
Other liabilities
Visa Europe put option			$346
Foreign exchange derivative instruments		$68

Level 3 Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement) to Visa Europe’s projected sustainable adjusted net operating income for the forward 12-month period (“adjusted sustainable income”). Visa Europe’s adjusted sustainable income is calculated under the terms of the put option agreement and includes potentially material adjustments for cost synergies and other negotiated items.

At June 30, 2009, the Company determined the fair value of the put option to be approximately $346 million. While this amount represents the fair value of the put option at June 30, 2009, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third party market participant to transfer the potential obligation in an orderly transaction.

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

Exercise of the put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, under its articles of association). The Company estimates the assumed probability of exercise based on reasonably available information including, but not limited to: (i) Visa Europe’s stated intentions; (ii) indications that Visa Europe is preparing to exercise as reflected in its reported financial results; (iii) evaluation of market conditions, including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iv) qualitative factors applicable to Visa Europe’s largest members, which could indicate a change in their need or desire to liquidate their investment holdings for capital adequacy or other purposes. Factors impacting the assumed P/E differential used in the calculation include material changes in the P/E ratio of Visa Inc. and those of a group of comparable companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe.

In determining the fair value of the put option at June 30, 2009, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential of 5.3x at the time of exercise. These assumptions are consistent with those used in the valuation of the put option at September 30, 2008.

The assumed probability that Visa Europe will elect to exercise its option and the estimated P/E differential are unobservable and therefore this liability is classified within the valuation hierarchy as Level 3. This liability is carried at estimated fair value in other liabilities on the Company’s consolidated balance sheet with changes in fair value included in the Company’s consolidated statement of operations. There was no change in the fair value of the put option from October 1, 2008 to June 30, 2009.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below provide a roll-forward of the Company’s Level 3 investments which are measured at fair value on a recurring basis from October 1, 2008 to June 30, 2009:

	Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2008	$45	$22	$23	$13	$103
Other than temporary impairment included in investment income, net	(3)	(4)	(1)	—	(8)
Maturities and principal payments	(29)	(5)	(12)	—	(46)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at June 30, 2009	$13	$13	$10	$13	$49

Assets Measured at Fair Value on a Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

Non-marketable equity investments. The Company’s fair value measurement is primarily applicable to strategic investments acquired upon the reorganization in fiscal 2008. If events or circumstances are present which indicate that these investments may be impaired, the Company revalues the investments using various assumptions including financial metrics and ratios of comparable public companies. The strategic investments are classified as Level 3 due to the absence of quoted market prices, inherent lack of liquidity, and the fact that inputs used to measure the fair value are unobservable and require management judgment. During the three and nine months ended June 30, 2009, certain events and circumstances triggered an impairment analysis of certain of the Company’s non-marketable equity securities which resulted in recognized losses of $4 million and $7 million, respectively. In the absence of events or circumstances that would trigger an impairment assessment, the Company does not consider it practicable to estimate the fair value of the remaining non-marketable equity investments. At June 30, 2009, non-marketable equity security investments accounted for under the cost and equity methods totaled $50 million in other assets on the consolidated balance sheet. During the quarter ended June 30, 2009, Visa International Service Association (“Visa International”), a wholly-owned subsidiary of the Company, also sold its investment in Companhia Brasileira de Meios de Pagamento (“VisaNet do Brasil”). See Note 4—Prepaid Expenses and Other Assets.

Reserve Primary Fund. The Company’s investment in the Reserve Primary Fund (the “Fund”) was originally recorded as a cash equivalent on the consolidated balance sheet. At September 30, 2008 and June 30, 2009, the Company considered its shares in the Fund to represent an equity investment for which a market price is not readily determinable. Therefore, the investment is accounted for under the cost method of accounting and classified within prepaid expenses and other current assets on the consolidated balance sheet. The Company has classified this as a Level 3 asset as the fair value is estimated by discounting the Company’s pro-rata ownership of the Fund’s underlying investment holdings based upon an estimate of inherent risk. See Note 4—Prepaid Expenses and Other Assets for additional information regarding this asset and Note 12—Legal Matters regarding the Company’s legal actions regarding this matter.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2008, the FASB issued FSP No.157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as property, equipment and technology, goodwill, and intangible assets. The Company is in the process of evaluating the impact, if any, which the application of SFAS 157 to its non-financial assets will have on the Company’s consolidated results of operations and financial position.

In accordance with the disclosure requirements of FSP FAS 107-1, the estimated fair value of the Company’s debt at June 30, 2009 is $106 million, based on an estimate of borrowing rates for debt with similar credit ratings.

Note 4—Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2009	September 30, 2008
	(in millions)
Non-trade receivable	$1,024	$15
Prepaid expenses and maintenance	100	91
Money market investment—Reserve Primary Fund	70	953
Income tax receivable	—	90
Other	40	41

Total	$1,234	$1,190

Other non-current assets consisted of the following:

	June 30, 2009	September 30, 2008
	(in millions)
Other investments	$50	$592
Long-term prepaid expenses	13	29
Other	14	13

Total	$77	$634

The non-trade receivable balance at June 30, 2009 includes approximately $1.0 billion related to the sale of the Company’s investment in VisaNet do Brasil on June 29, 2009. The Company received the proceeds from the sale on July 2, 2009, satisfying this non-trade receivable. Prior to the sale, the Company accounted for the investment under the cost method with a book value of approximately $535 million, reflected in other non-current assets on its balance sheet. The Company recognized a pre-tax gain of $473 million in investment income, net on its statement of operations as a result of the sale. The amount of the gain net of tax was $237 million.

The non-trade receivable balance at June 30, 2009 also includes a $16 million receivable from Morgan Stanley as part of the Discover settlement agreement. The Company initially recorded a $65 million receivable from Morgan Stanley during the first quarter of 2009, and has received three out of four equal quarterly payments. See Note 12—Legal Matters.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Reserve Primary Fund balance at September 30, 2008 reflects a $30 million other-than-temporary impairment. During the first three quarters of fiscal 2009, the Company received distributions totaling $884 million. In February 2009, the Fund announced that $3.5 billion of the Fund assets would be set aside in a special reserve which will be used to satisfy pending or threatened claims against the Fund, its officers and Trustees and anticipated costs and expenses for the Fund, including legal and accounting fees. In May 2009, the SEC filed an action in the U.S. District Court for the Southern District of New York (the “Action”) asserting various allegations against the management of the Fund and requesting that the Fund distribute assets on a pro-rata basis. In June 2009, the Fund announced that the Court had issued an order (the “Order”) concerning the distribution of the Fund’s remaining assets. The Action proposes a plan to distribute the remaining assets of the Fund on a pro rata basis to shareholders whose shares have not been fully redeemed since September 15, 2008. The Order states that if all remaining Fund assets were distributed on a pro rata basis to all unpaid shareholders, investors would recover approximately 98.4 cents per share. Applying this value to Visa’s unredeemed shares at June 30, 2009 would result in an additional distribution of approximately $82 million. On July 28, 2009, Visa U.S.A. filed a statement regarding the SEC’s plan.

Based on recent developments, the Company believes it is likely that the Fund will liquidate and distribute the remaining assets within a twelve month period, and has therefore classified the Reserve Primary Fund balance as a current asset at June 30, 2009. See Note 3—Fair Value Measurements and Note 12—Legal Matters.

Note 5—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and postretirement benefit plans which provide retirement and medical benefits for substantially all employees residing in the United States.

The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	3 months ended June 30,		9 months ended June 30,		3 months ended June 30,		9 months ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Service cost	$13	$12	$38	$37	$—	$1	$—	$4
Interest cost	11	10	34	30	1	1	2	4
Expected return on assets	(12)	(11)	(34)	(32)	—	—	—	—
Amortization of:
Prior service cost (credit)	(2)	(3)	(6)	(10)	(1)	(1)	(3)	(4)
Actuarial loss	4	2	11	6	—	1	—	1
Settlement loss	—	1	—	2	—	—	—	—

Total net periodic pension cost	$14	$11	$43	$33	$—	$2	$(1)	$5

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Settlement Guarantee Management

The indemnification for settlement losses that the Company provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement between different customers. The term and amount of the indemnification are unlimited. Settlement at risk (or exposure) is estimated based on the sum of the following inputs: 1) average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin; 2) four months of rolling average chargebacks volume; and 3) the total balance for outstanding travelers cheques. During the first quarter of fiscal 2009, the Company updated its settlement risk policy and raised the safety margin from two days to three days, which increased the Company’s estimated maximum settlement exposure amount to approximately $37.3 billion at June 30, 2009 compared to $34.8 billion at September 30, 2008. Of these amounts, $3.4 billion at June 30, 2009 and $3.0 billion at September 30, 2008, are covered by collateral held by the Company. The total available collateral balances presented below are greater than the settlement exposure covered by customer collateral held by the Company due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each period presented.

The Company requires certain customers that do not meet its credit standards to post collateral in order to ensure their performance of settlement obligations arising from product clearings. At June 30, 2009 and September 30, 2008, the Company maintained collateral as follows:

	June 30, 2009	September 30, 2008
	(in millions)
Cash equivalents	$739	$679
Pledged securities at market value	214	150
Letters of credit	712	720
Guarantees(1)	2,551	1,938

Total	$4,216	$3,487

(1)

Guarantees are provided primarily by financial institutions to secure the obligations of their subsidiaries. The Company routinely evaluates the financial viability of institutions providing the guarantees.

The estimated probability-weighted value of the guarantee that the Company provides to its customers was less than $1 million at June 30, 2009 and September 30, 2008 and is reflected in accrued liabilities on the respective consolidated balance sheets.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the Company also utilized net proceeds from the IPO to fund the redemption of all class C (series II) common stock. The class C (series II) common stock was purchased for a cash payment of $1.138 billion and the return to Visa Europe of the class C (series II) common stock subscription receivable outstanding.

Funding of the Litigation Escrow Account

On December 16, 2008, the Company’s stockholders approved and adopted the Company’s Fifth Amended and Restated Certificate of Incorporation which permits the Company greater flexibility in funding the Escrow Account. On December 19, 2008, the Company funded the Escrow Account with $1.1 billion which reduced the conversion rate applicable to Visa’s class B common stock outstanding from 0.7143 class A share to 0.6296 class A share, which had the effect of a repurchase of 20,800,824 class A common stock equivalents. See Note 2—Retrospective Responsibility Plan.

On July 16, 2009, the Company funded the Escrow Account with an additional $700 million which reduced the conversion rate applicable to Visa’s class B common stock outstanding from 0.6296 class A share to 0.5824 class A share, which had the effect of a repurchase of 11,578,878 class A common stock equivalents. See Note 2—Retrospective Responsibility Plan.

After giving effect to the July 2009 escrow funding and the corresponding reduction in the conversion rate applicable to class B common stock outstanding, the number of class A common shares outstanding on an “as-converted” basis at June 30, 2009, is as follows:

	Shares Outstanding at June 30, 2009	Conversion Rate Into Class A Common Stock	As Converted
		(Giving Effect to July 2009 Escrow Account Funding)
Class A common stock	449,407,746	—	449,407,746
Class B common stock	245,513,385	0.5824	142,987,780
Class C common stock	151,581,349	1.0000	151,581,349

	846,502,480		743,976,875

Special IPO Stock Dividends Received from Cost Method Investees, Net of Tax

During the first half of fiscal 2009, the Company received 24,449 shares of its own class C common stock as dividends from cost method investees who were also shareholders and recorded approximately $1 million in treasury stock. These stock dividends are recorded as an increase in additional paid-in capital, net of tax, and are not recorded as income in the Company’s statements of operations as they are the same shares issued by the Company as part of its reorganization. Any value recorded upon their return would be the result of appreciation in the Company’s own stock, which is therefore not recorded as income. The value of the treasury stock was calculated based on other recent class C stock transactions by other class C shareholders with unrelated third parties. In December 2008, the Company retired 525,443 shares of treasury stock previously received through dividends from another of its cost method investees.

Accelerated Class C Share Release Program

On April 27, 2009, the Company approved a program in which class C stockholders may liquidate up to 30% of their class C shares anytime after July 1, 2009, subject to certain terms and conditions. The release of the class C shares does not increase the number of outstanding shares of the Company

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dividends Declared

On July 22, 2009, the Company’s board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) which will be paid on September 1, 2009 to all holders of record of the Company’s class A, class B and class C common stock as of August 14, 2009.

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

Diluted net income per share for each class and series of common stock is computed by dividing net income available by the weighted average number of common stock and, if dilutive, potential class A common stock equivalent shares outstanding during the period. The following tables present basic and diluted earnings per share for the three and nine months ended June 30, 2009.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended June 30, 2009

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
Classes of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Class A(1)	433		448	0.97	729		756	0.97
Class B	149	(2)	246	0.61	149	(2)	246	0.61
Class C(3)	147		152	0.97	146		152	0.97

Net income	$729

Nine months ended June 30, 2009
	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
Classes of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Common Stock Redeemed October 10, 2008
Class C (series II) and class C (series III)(3)	4		Not presented	Not presented	4		Not presented	Not presented

Common Stock:
Class A(1)	1,081		447	2.42	1,836		761	2.41
Class B	388	(2)	246	1.58	387	(2)	246	1.58
Class C(3)	366		152	2.42	365		152	2.41

Net income	$1,839

(1)

The calculation of class A common stock diluted earnings per share assumes potential class A common stock equivalent shares outstanding. The computation of average dilutive shares outstanding excluded stock options to purchase 1,409,323 and 1,446,229 shares of common stock, 16,014 and 13,964 restricted stock awards and 5,117 and 17,110 restricted stock units for the three and nine months ended June 30, 2009, respectively. These amounts were excluded because their effect would be antidilutive.

(2)

Net income is attributed to each class and series of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income allocated to each class and series of common stock, the weighted average numbers of shares of class B common stock outstanding are 154,566,658 and 160,585,944 for the three and nine months ended June 30, 2009, respectively.

(3)	Under the guidelines of SFAS 128, net income was attributed to the redeemed common stock for the period during which they were outstanding. See Note 7—Stockholders’ Equity.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended June 30, 2008

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
Converted Classes and Series of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Participating Common Stock Classified as a Liability:
Class C (series III)	18		35	Not presented	18		35	Not presented

Common Stock Classified as Temporary Equity:
Class C(series II)	9		80	0.12	9		80	0.12

Common Stock Classified as Stockholders’ Equity:
Class A	227		447	0.51	395		776	0.51
Class B	90	(1)	246	0.36	89	(1)	246	0.36
Class C (series I)	64		125	0.51	63		125	0.51
Class C (series III & IV)	14		27	0.51	14		27	0.51

Net income	$422

Nine months ended June 30, 2008

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
Converted Classes and Series of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Participating Common Stock Classified as a Liability:
Class C (series III)	19		13	Not presented	19		13	Not presented

Common Stock Classified as Temporary Equity:
Class C (series II)	36		48	0.75	36		48	0.75

Common Stock Classified as Stockholders’ Equity:
Class A	244		170	1.44	1,105		767	1.44
Class B	483	(1)	363	1.33	482	(1)	363	1.33
Class C (series I)	307		213	1.44	307		213	1.44
Class C (series III & IV)	71		49	1.44	71		49	1.44

Net income	$1,160

(1)

Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion rate during that period of 0.71 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of shares of class B common stock outstanding for the three and nine months ended June 30, 2008 are 175,367,482 and 334,551,367, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Share-based Compensation

During the nine months ended June 30, 2009, the Company granted 1,288,807 non-qualified stock options (“Options”), 1,266,721 restricted stock awards (“RSAs”), and 293,953 restricted stock units (“RSUs”) to Company employees under the 2007 Equity Incentive Compensation Plan. The Options had a weighted average exercise price per share of $56.49, and a weighted average grant date fair value per share of $23.54. The RSAs and RSUs had weighted average grant date fair values per share of $56.45 and $56.51, respectively.

The Company also made an award of performance-based shares during the period. The ultimate number of performance shares that are earned will be between zero and 300,960 depending on the Company’s achievement of specified adjusted net income performance targets during the one-year period commencing October 1, 2008. Compensation expense for the performance awards is initially estimated based on target performance and is adjusted as appropriate throughout the performance period. The performance shares vest in two equal installments on the second and the third anniversary from the date of grant, subject to earlier vesting in full under certain conditions including death, disability or retirement.

The Company accounted for these awards under the guidance of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Company uses the straight-line method of attribution for expensing equity awards with only service conditions. For awards with both service and performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

Note 10—Commitments and Contingencies

Volume and Support Incentives

The Company entered into new volume and support incentive agreements during the nine months ended June 30, 2009, increasing the Company’s total volume and support incentive commitment. The Company’s obligation under these customer agreements is generally amortized as a reduction to revenue based on management’s estimate of and actual customer performance under the terms of the incentive agreement. Excluding anticipated revenue to be earned from higher payments and transaction volumes in connection with these agreements, the Company’s potential reduction to revenue related to these agreements is estimated as follows:

Fiscal	Volume and Support Incentives
(in millions)
2009 (remaining three months)	$241
2010	1,144
2011	1,111
2012	1,031
2013	857
Thereafter	1,007

Total	$5,391

The ultimate amounts to be paid under these agreements may be greater than or less than the estimates above. Based on these agreements, increases in the incentive payments are generally driven by increased payment and transaction volume, and as a result, in the event incentive payments

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceed this estimate such payments are not expected to have a material negative effect on the Company’s financial condition, results of operations or cash flows.

Funding of the Litigation Escrow Account

On June 30, 2009, the Company’s board of directors approved a $700 million funding of the Escrow Account. The amount was funded on July 16, 2009. See Note 2—Retrospective Responsibility Plan.

Note 11—Income Taxes

The effective income tax rates were 44% and 41% for the three months ended June 30, 2009 and 2008, respectively, and 41% and 34% for the nine months ended June 30, 2009 and 2008, respectively. The rate for the three months ended June 30, 2009 was higher than the rate for the same period in the prior year primarily due to the additional foreign tax attributable to the sale of the Company’s investment in VisaNet do Brasil. The increase in the rate for the nine months ended June 30, 2009, compared to the rate for the same period in fiscal 2008, was primarily due to the additional foreign tax on the sale of the investment in VisaNet do Brasil, and a one-time rate reduction in fiscal 2008 from the combined effect of the loss of a California special deduction upon IPO and the deferred tax remeasurement benefit due to the change in state tax apportionment.

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

During the three and nine months ended June 30, 2009, the Company’s unrecognized tax benefits related to tax positions taken in the current period increased by $10 million and $19 million, respectively, all of which would affect the effective tax rate if recognized. During the three and nine months ended June 30, 2009, the Company accrued $6 million and $14 million of interest, respectively, and $1 and $4 million of penalties, respectively, related to uncertain tax positions.

Note 12—Legal Matters

The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or amounts are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company’s litigation provision includes provisions of approximately $1 million for the three and nine months ended June 30, 2009, and $50 million and $342 million for the three and nine months ended June 30, 2008, respectively. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. The Company

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is presently involved in the matters described below and other legal actions, except for those disclosed below as resolved or settled. From time to time the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties. The Company will continue to review the litigation accrual and, if necessary, future refinements to the accrual will be made.

The following table summarizes the activity related to accrued litigation for the nine months ended June 30, 2009 and 2008:

	2009	2008
	(in millions)
Balance at October 1	$3,758	$3,682
Provision for settled legal matters	(1)	4
Provision for unsettled legal matters	2	338
Settlement obligation to be refunded by Morgan Stanley(1)	65	—
Interest accretion on settled matters	71	105
Payments on settled matters	(1,642)	(1,220)

Balance at June 30	$2,253	$2,909

(1)

This balance represents the amount of the Discover settlement to be refunded to the Company by Morgan Stanley under a separate agreement. The Company recorded a corresponding receivable in prepaid and other current assets on the Company’s consolidated balance sheets at June 30, 2009.

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the Retrospective Responsibility Plan, which the Company refers to as the covered litigation. For a description of the Retrospective Responsibility Plan, see Note 2—Retrospective Responsibility Plan.

The Discover Litigation

The Company made its scheduled payments in each of the first three fiscal quarters of 2009 to Discover pursuant to the terms of the settlement agreement. Visa has also received three of four refund payments from Morgan Stanley.

The American Express Litigation

American Express met the performance criteria set forth in the settlement agreement for each quarter thus far, including the third fiscal quarter of 2009, and Visa made each of the corresponding settlement payments.

The Attridge Litigation

On January 5, 2009, this case was reassigned to Judge Feinstein. A hearing took place on May 15, 2009 on Defendants’ Motion for Summary Judgment or Summary Adjudication. On July 1, 2009, the court denied the summary judgment motion, but ordered the parties to submit affidavits as to whether further discovery should be conducted prior to the court rendering judgment on the Motion for Summary Adjudication.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Interchange Litigation

Multidistrict Litigation Proceedings

Pursuant to the court’s previous order, putative class plaintiffs filed their Second Consolidated Amended Class Action Complaint on January 29, 2009, which also added Visa Inc. as a defendant. In addition, putative class plaintiffs filed a Second Supplemental Class Action Complaint (the “Supplemental Complaint”) against Visa Inc. and several financial institutions challenging Visa’s reorganization and IPO under Section 1 of the Sherman Act and Section 7 of the Clayton Act. In the Supplemental Complaint, putative class plaintiffs seek unspecified monetary damages and declaratory and injunctive relief, including an order that the IPO be unwound. On March 31, 2009, Visa, jointly with other defendants, moved to dismiss the Supplemental Complaint and the Second Consolidated Amended Class Action Complaint. Briefing on these motions to dismiss was completed on July 2, 2009. A hearing on the motions to dismiss has been set for August 18, 2009.

On January 29, 2009, putative class plaintiffs served on defendants a reply in support of their motion seeking to certify a class of merchant’s, and on June 25, 2009, defendants served a sur-reply in opposition to the motion. A hearing on the motion for class certification has been set for August 20, 2009.

BKS Litigation

On April 1, 2009, plaintiffs BKS Inc., BKS of LA, Inc. and Keithco Petroleum Inc. filed a complaint against Visa Inc., Visa U.S.A. and other defendants in the United States District Court for the Southern District of Mississippi, which asserts claims similar to those made in the cases transferred to the Multidistrict Litigation Proceedings. The complaint states that it is made by the named plaintiffs, as well as all other similarly situated businesses. It seeks unspecified treble and punitive damages, as well as damages not to exceed $100 million for each defendant who has acted in violation of Section 1 of the Sherman Act, damages not to exceed $10 million for each defendant who has acted in violation of Section 2 of the Sherman Act, damages not to exceed $10,000 for each defendant who has acted in violation of Miss. Code Ann. sec. 75-21-1, and injunctive, declaratory, and other relief. On April 9, 2009, Visa filed a Notice of Potential Tag-Along Action with the Judicial Panel on Multidistrict Litigation requesting that this case be transferred to the Multidistrict Litigation Proceedings for coordinated or consolidated pretrial proceedings. On April 27, 2009, the Judicial Panel on Multidistrict Litigation entered an order conditionally transferring this case to the Multidistrict Litigation Proceedings. On May 11, 2009, plaintiffs filed a notice of opposition to the conditional transfer order, which they withdrew on May 26, 2009. Thereafter, this case was transferred to the Multidistrict Litigation Proceedings.

Gulfside Casino Partnership Litigation

On June 22, 2009, plaintiff Gulfside Casino Partnership filed a complaint against Visa Inc., Visa U.S.A. and other defendants in the United States District Court for the Southern District of Mississippi, which asserts claims similar to those made in the cases transferred to the Multidistrict Litigation Proceedings. It seeks unspecified treble and punitive damages, as well as damages not to exceed $100 million for each defendant who has acted in violation of Section 1 of the Sherman Act, damages not to exceed $10 million for each defendant who has acted in violation of Section 2 of the Sherman Act, damages not to exceed $10,000 for each defendant who has acted in violation of Miss. Code Ann. sec. 75-21-1, and injunctive, declaratory, and other relief. On June 25, 2009, Visa filed a Notice of

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potential Tag-Along Action with the Judicial Panel on Multidistrict Litigation requesting that this case be transferred to the Multidistrict Litigation Proceedings for coordinated or consolidated pretrial proceedings. Thereafter, this case was transferred to the Multidistrict Litigation Proceedings.

Other Litigation

Retailers’ Litigation

In the In re Visa Check/MasterMoney Antitrust Litigation, on March 6, 2009, plaintiffs filed a motion to seek a potential securitization of the future MasterCard settlement payments, in which plaintiffs indicated that they also intend to pursue a potential securitization of Visa’s future settlement payments. After a fairness hearing on April 24, 2009, the court executed an order granting plaintiffs’ motion regarding the potential securitization of the future MasterCard settlement payments. On July 2, 2009, plaintiffs filed a motion seeking approval of an agreement for MasterCard to pre-pay its future settlement payments at a discount instead of proceeding with a securitization of those payments.

Retailers’ “Opt-Outs”

Visa and GMRI entered into a settlement agreement, pursuant to which the GMRI case was dismissed on November 21, 2008.

“Indirect Purchaser” Actions

Visa made its final settlement payment in the West Virginia case on May 14, 2009.

New Zealand Interchange Proceedings

On February 23, 2009, the Commerce Commission filed a Second Amended Statement of Claim which alleges that the setting of default interchange rates by Visa post-IPO still contravenes the Commerce Act. On March 20, 2009, the retailers also filed a Second Amended Statement of Claim with similar allegations. On April 27, 2009, Visa filed and served Statements of Defense in response to both the Commerce Commission’s and the retailers’ Second Amended Statements of Claim. Visa and counsel for the Commerce Commission are engaged in settlement discussions which have resulted in a formal proposal by Visa to the Commerce Commission seeking to resolve its action.

Currency Conversion Litigation

On July 2, 2009, the court received from the special master a supplemental report regarding the results of the audit program, their effect on the estimated refund amounts for claimants and recommendations concerning outstanding issues related to claims administration. The court has scheduled a hearing for August 6, 2009 concerning the recommendations set forth in the special master’s report.

Morgan Stanley Dean Witter/Discover Litigation

The Commission filed an additional rejoinder to Visa’s rejoinder dated February 27, 2009. On July 24, 2009, Visa International and Visa Europe filed a request for measures of organisation (seeking to have the court pose questions to the Commission) and for decisions on the admissibility of certain evidence.

Parke Litigation

As of February 13, 2009, the parties executed a settlement agreement. The settlement amount is not considered material to the Company’s consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ATM Exchange Litigation

On April 30, 2009, the court issued an Order allowing for certain additional discovery and requiring that all additional discovery be completed by July 1, 2009, which was later extended by one week. Both plaintiff and Visa submitted supplemental expert reports. A final pretrial and summary jury trial charging conference was held on July 21, 2009, with the summary jury trial scheduled for August 4, 2009. A trial date has been tentatively set for September 8, 2009.

U.S. Department of Justice Civil Investigative Demands (CIDs)

On February 5, 2009, the Division informed Visa that it closed the investigations that led to the issuance of the September 27, 2007 and February 26, 2008 CIDs.

State of Ohio Investigative Demand

On May 15, 2009, the Office of the Attorney General for the State of Ohio issued an Investigative Demand to Visa Inc. seeking information regarding a potential violation of Chapter 1331 of the Ohio Revised Code, Ohio’s antitrust law. The Investigative Demand seeks copies of documents, data and narrative responses that Visa has produced to the Antitrust Division of the United States Department of Justice (the “Division”) pursuant to the Civil Investigative Demand, or “CID,” issued by the Division on October 10, 2008. The Ohio Attorney General’s Investigative Demand focuses on certain Visa U.S.A. policies relating to merchant acceptance practices, including Visa U.S.A.’s policies regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment.

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

Venezuela Interchange Proceedings

Visa was served on November 28, 2008 and filed its formal brief on March 26, 2009. The evidentiary phase of the investigation has concluded, but the competition authority has not yet issued any findings as a result of the investigation.

European Interchange Proceedings

On April 3, 2009, the European Commission issued a Statement of Objections (“SO”) to Visa Europe, Visa International and Visa Inc. alleging a breach of European competition law. Visa Inc. and Visa International were served with the Statement of Objections on June 1, 2009. The SO alleges a breach of Article 81 of the EC Treaty and Article 53 of the EEA Agreement The SO is directed to Visa Inc. and Visa International as to Honor All Cards, the no-surcharge rule and what the Commission alleges is the “subsidiary application of the Inter-Regional MIFs to the intra-regional POS transactions with consumer cards.” Pursuant to existing agreements among the parties, Visa Europe is obligated to indemnify Visa International and Visa in connection with this proceeding, including payment of any fines that may be imposed.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian Competition Bureau Proceedings

On April 21, 2009, Visa received an oral notification from the Canadian Competition Bureau that it has initiated a civil inquiry regarding interchange and certain of Visa policies relating to merchant acceptance practices. Visa has not yet received documentation related to the inquiry.

Kabuki Restaurants

On January 5, 2009, Kabuki Restaurants, Inc. filed a putative class action lawsuit against Visa Inc. in California Superior Court. The plaintiff alleges that Visa’s practice of imposing fines on acquiring banks for their merchants’ failure to abide by certain Visa rules, including fines related to the Cardholder Information Security Program (CISP) and Account Data Compromise Recovery (ADCR) process, violates California state law, including Business and Professions Code §§17200 et seq. Before Visa filed a responsive pleading to the putative class action complaint, Kabuki voluntarily dismissed the action without prejudice on February 5, 2009. Five days later, Kabuki filed a new lawsuit against Visa, alleging the same causes of action as in the first lawsuit, but only on an individual basis. At this time, Kabuki is not asserting any claims on behalf of a putative class. On June 15, 2009, the parties reached an agreement in principle to settle the litigation. The settlement amount is not considered material to the Company’s consolidated financial statements. The settlement was finalized on July 22, 2009 and that same day, plaintiff filed a notice of dismissal with prejudice with court.

Loiseau

On March 17, 2009, Robert Loiseau filed a putative class action against Visa U.S.A. in California Superior Court asserting claims for breach of contract, unjust enrichment and violations of Business and Professions Code §§17200 et seq. The plaintiff alleges that certain fees associated with and limitations on the use of Visa gift cards are unlawful. On June 2, 2009, plaintiff amended the complaint to add the card issuer as a defendant. Visa U.S.A. filed a demurrer on June 29, 2009, seeking to have the complaint against Visa U.S.A. dismissed in its entirety because Visa did not issue the gift cards at issue, Visa did not set the fees and limitations about which plaintiff complains, and Visa did not collect any of the challenged fees.

The Reserve Primary Fund

On May 5, 2009, Visa U.S.A. commenced an action in the United States Court for the Southern District of New York against The Reserve Primary Fund (the “Fund”) and related entities in connection with the Fund’s failure to promptly redeem in full Visa U.S.A.’s investment in a money market mutual fund. On September 15, 2008, Visa U.S.A. sought to redeem its entire investment of over $981 million, plus accrued dividends. The Fund failed to return Visa U.S.A.’s investment within one business day as required by the Fund’s prospectus. Since that time, the Fund announced a liquidation plan and has so far made interim distributions returning approximately 90% of Visa U.S.A.’s investment. Visa U.S.A. is seeking damages in excess of $98 million, being the amount of its investment currently held by the Fund. Also see Note 3—Fair Value Measurements and Note 4—Prepaid Expenses and Other Assets. On May 5, 2009, the SEC commenced an action in the U.S. District Court for the Southern District of New York against the Fund and has proposed an alternative plan of liquidation. On July 28, 2009, Visa U.S.A. filed a statement regarding the SEC’s plan. A hearing is scheduled for September 23, 2009.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intellectual Property Litigation

Vale Canjeable

On March 25, 2009, the First Commercial Judge of Appeals of Caracas issued a new decision on Visa International’s appeal of the preliminary relief (i) dismissing the appeal; (ii) ratifying the preliminary relief; and (iii) finding Visa and Todoticket liable for legal fees and costs in connection with the appeal (which fees and costs will not be due until the case is finally decided on the merits). On July 9, 2009, Visa International filed a further appeal as to the March 25 decision on preliminary relief.

Starpay and VIMachine

The parties reached an agreement in principle to settle the dispute in January 2008. On May 16, 2008, Visa U.S.A. and Visa International filed a Motion to Enforce the Settlement Agreement against all parties to the agreement, including the inventor. Briefing on that motion is complete, with the inventor intervening in opposition.

VIMachine and the inventor subsequently filed a Motion to Compel Further Mediation on November 7, 2008. Visa U.S.A. and Visa International opposed the motion and asked the Court to rule on the pending Motion to Enforce if the parties’ efforts to resolve their differences were unsuccessful. On December 17, 2008, Starpay and VIMachine filed a Motion for Leave to File Under Seal a Motion for Stay of This Action in Favor of Arbitration. In an Order of February 13, 2009, in which it denied Plaintiffs’ pending motions for a ruling or, in the alternative, a scheduling order, the Court indicated that the parties should expect rulings on the other pending motions in due course.

The parties reached a revised settlement agreement (the “Revised Settlement”), which was signed by all parties on June 4, 2009 and June 5, 2009. Visa made payments pursuant to the Revised Settlement on June 8, 2009. The parties planned to file a dismissal of the action with the Court on June 9, 2009. However, the Court issued rulings on the parties’ previously pending motions on June 8, 2009. The Court granted in part and denied in part the Motion to Enforce, resulting in a set of settlement terms that differ somewhat from those found in the Revised Settlement. Accordingly, on June 22, 2009, Visa and the inventor, Talati, filed a Joint Motion for Entry of Dismissal Vacating Orders of June 8, 2009. VIMachine is unopposed to the motion. On July 1, 2009, Starpay filed an Opposition to the Joint Motion for Entry of Dismissal Vacating Orders of June 8, 2009. The settlement amount in the Revised Settlement is not considered material to the Company’s consolidated financial statements.

Every Penny Counts, Inc.—Prepaid Cards

Appellate briefing is complete. Oral argument before the Federal Circuit was held on April 1, 2009. On April 30, 2009, the Federal Circuit affirmed the lower court’s judgment in favor of Visa. On May 11, 2009, Every Penny Counts filed a petition for panel rehearing of the panel’s April 30 decision. The Federal Circuit denied the petition for rehearing on May 26, 2009 and issued its mandate on June 2, 2009. Judgment was entered pursuant to that mandate on June 10, 2009.

Calabrese Stemer—Transaction Notification Alerts

On February 19, 2009, Calabrese Stemer LLC and Charge Notification Services Corp, Inc. filed suit against Visa Inc. in the Southern District of Florida for patent infringement. Plaintiffs allege that Visa offers to perform certain transaction notification pilot services that would infringe United States Patent No. 7,357,310 (“Mobile Phone Charge Card Notification and Authorization Method”). On June 11, 2009, Plaintiff filed a Notice of Voluntary Dismissal Without Prejudice. On June 16, 2009, the Court issued an Order of Closeout dismissing the Plaintiffs’ claims without prejudice.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TQP Development, LLC—Data Encryption

On March 25, 2009, TQP Development, LLC filed a lawsuit against Visa Inc., Visa U.S.A., Visa International and a number of other companies, including American Express, MasterCard and Barclays, in the Eastern District of Texas alleging that methods practiced on the defendants’ websites infringe United States Patent No. 5,412,730 (“Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys”). On May 22, 2009, Visa answered the complaint and filed a counterclaim for a declaratory judgment that Visa is not infringing the patent and/or that the patent is invalid.

Actus, LLC—Prepaid Cards

On April 9, 2009, Actus, LLC filed a lawsuit against Visa Inc. and a number of other companies in the Eastern District of Texas alleging that certain Visa prepaid products infringe United States Patent No. 7,328,189 (“Method and Apparatus for Conducting Electronic Commerce Transactions Using Electronic Tokens”) and United States Patent No. 7,249,099 (“Method and Apparatus for Conducting Electronic Commerce Transactions Using Electronic Tokens”). On June 11, 2009, Visa filed a motion to dismiss plaintiff’s claims.

Joao Bock Transaction Systems—Transaction Security

On May 11, 2009, Joao Bock Transaction Systems of Texas, LLC filed a lawsuit against Visa Inc. and a number of other companies in the Eastern District of Texas alleging that certain Visa products and/or services infringe United States Patent No. 7,096,003 (“Transaction Security Apparatus”). On June 23, 2009, plaintiff filed a first amended complaint. On July 10, 2009, Visa filed a motion to dismiss plaintiff’s claim.

Restricted Spending Solutions, LLC—Prepaid and Commercial Cards

On May 18, 2009, Restricted Spending Solutions, LLC (“RSS”) filed a lawsuit against Visa U.S.A. and a number of other companies in the Central District of Illinois alleging that certain Visa prepaid and commercial cards infringe United States Patent No. 6,044,360 (“Third Party Credit Card”). On June 23, 2009, RSS filed a dismissal without prejudice as to all defendants and, the same day, re-filed its suit in the Northern District of Illinois. At this early stage, it is not possible to make any reasonable evaluation of the claims alleged.

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

Overall Economic Conditions

Our business is affected by overall economic conditions and consumer spending. We expect that weak economic conditions will continue to moderate consumer and commercial spending, and our rate of payments volume growth, in the near term. Regulatory measures enacted in the United States during the third fiscal quarter will impact our financial institution customers. The legislation takes effect in February 2010. Should financial institutions constrict credit offerings in response to these measures, this could ultimately impact consumer spending and our payments volumes. However, we believe that the continuing secular shift to electronic payment products for non-discretionary spending will buffer the impact to our overall payments volume growth. This shift is particularly clear in debit products, where Visa has a strong market position in the United States and significant growth opportunities internationally.

Funding of the Litigation Escrow Account

During December 2008 and July 2009, we deposited $1.1 billion and $700 million, respectively, into the litigation escrow account (the “Escrow Account”) previously established under the Retrospective Responsibility Plan (the “Plan”). Under the terms of the Plan, when Visa funds the Escrow Account, its U.S. financial institutions, the sole holders of shares of class B common stock, bear the cost through a reduction in their as-converted class A common stock. Fundings of the Escrow Account had the effect of repurchasing of 20,800,824 and 11,578,878 class A common stock equivalents, respectively. See Note 2—Retrospective Responsibility Plan to our unaudited consolidated financial statements included elsewhere in this report.

Sale of Investment in Companhia Brasileira de Meois de Pagamento (“VisaNet do Brasil”)

In June 2009 Visa International Service Association, a wholly-owned subsidiary of the Company sold its 10% ownership in VisaNet do Brasil in connection with its initial public offering. As a result of this transaction, we recognized a pre-tax gain of $473 million in investment income, net on our statement of operations. The amount of the gain net of tax was $237 million. Following their initial public offering, we amended an existing agreement with VisaNet do Brasil which grants a license to use Visa trademarks and technology intellectual property. The license fees to be earned during fiscal 2010 are expected to offset the loss of dividend income as a result of the sale of our ownership interest.

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

Payments Volume and Transaction Counts

We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. As anticipated, payments volume declined in credit and commercial products, offset by growth in debit resulting in minimal quarter over quarter payments volume impact.

The following tables set forth product payments volumes for the periods presented in nominal dollars(1):

	U.S.A.			Rest of World			Visa Inc.
	3 months ended March 31, 2009(4)	3 months ended March 31, 2008(4)	% Change	3 months ended March 31, 2009(4)	3 months ended March 31, 2008(4)	% Change	3 months ended March 31, 2009(4)	3 months ended March 31, 2008(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$137	$153	(11)%	$184	$203	(9)%	$321	$356	(10)%
Consumer debit(2)	191	182	5%	33	34	(3)%	224	216	4%
Commercial and other	51	53	(3)%	21	27	(23)%	72	80	(10)%

Total Payments Volume	$379	$388	(3)%	$238	$264	(10)%	$617	$652	(5)%
Cash volume	89	100	(11)%	263	284	(7)%	352	384	(8)%

Total Volume(3)	$468	$488	(4)%	$501	$548	(9)%	$969	$1,036	(7)%

	U.S.A.			Rest of World			Visa Inc.
	9 months ended March 31, 2009(4)	9 months ended March 31, 2008(4)	% Change	9 months ended March 31, 2009(4)	9 months ended March 31, 2008(4)	% Change	9 months ended March 31, 2009(4)	9 months ended March 31, 2008(4)	% Change
	(in billions, except percentages)
Payments Volume
Consumer credit	$464	$494	(6)%	$601	$592	2%	$1,065	$1,086	(2)%
Consumer debit(2)	580	536	8%	108	96	13%	688	632	9%
Commercial and other	165	159	4%	75	79	(7)%	240	238	—%

Total Payments Volume	$1,209	$1,189	2%	$784	$767	2%	$1,993	$1,956	2%
Cash volume	287	302	(5)%	886	817	9%	1,173	1,119	5%

Total Volume(3)	$1,496	$1,491	—%	$1,670	$1,584	5%	$3,166	$3,075	3%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.
(3)

Total volume is the sum of total payments volume and cash volume. Total payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks. Total Volume is provided by our financial institution customers, subject to verification by Visa. From time to time, previously submitted volume information may be updated. Prior year volume information presented in these tables has not been updated, as changes made are not material.

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter, excluding PIN-based debit volume. Therefore, service revenues reported with respect to the three and nine months ended June 30, 2009 and June 30, 2008 were based on payments volume reported by our financial institution customers for the three and nine months ended March 31, 2009 and March 31, 2008, respectively.

The following table sets forth transaction volumes processed by our VisaNet system during the periods presented:

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(in millions)			(in millions)
Total transactions	10,266	9,473	8%	29,422	27,366	8%

Results of Operations

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., throughout the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended June 30,		2009 vs. 2008		Nine months ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in millions, except percentages)
U.S. operating revenues	$922	$966	$(44)	(5)%	$2,850	$2,663	$187	7%
Rest of world operating revenues	668	592	76	13%	2,017	1,726	291	17%
Visa Europe operating revenues	56	55	1	2%	165	165	—	—%

Total Operating Revenues	$1,646	$1,613	$33	2%	$5,032	$4,554	$478	11%

Growth in operating revenues earned throughout the rest of the world offset lower revenues in the United States during the three month period. U.S. revenues reflect volume and support incentives incurred on initiation or early renewal of significant long term customer contracts in the quarter. Operating revenues throughout the rest of the world also reflect the impact of pricing modifications made on various services since the prior year as a result of innovations in our product line and improvements in our service model. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

A significant portion of the revenues we earn outside the U.S. results from cross-border business and leisure travel which has moderated in the current economic environment. Revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency.

Our operating revenues are impacted by fluctuations in foreign currency rates. Operating revenues are impacted by the overall strengthening or weakening of the U.S. dollar compared to local or regional currencies in which our payments volumes are denominated. The strengthening of the U.S. dollar over the prior year during the three and nine months ended June 30, 2009 resulted in a 5% and 3% decline, respectively, in total operating revenues compared to the prior year comparable periods, which primarily impacted service revenues and international transaction revenues.

The following table sets forth the components of our operating revenues for the periods presented(1):

	Three months ended June 30,		2009 vs. 2008		Nine months ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in millions, except percentages)
Service revenues	$769	$749	$20	3%	$2,366	$2,273	$93	4%
Data processing revenues	605	539	66	12%	1,703	1,525	178	12%
International transaction revenues	458	449	9	2%	1,409	1,209	200	17%
Other revenues	158	150	8	6%	462	409	53	13%
Volume and support incentives	(344)	(274)	(70)	25%	(908)	(862)	(46)	5%

Total Operating Revenues	$1,646	$1,613	$33	2%	$5,032	4,554	478	11%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased during the three month period primarily due to strategic pricing modifications which offset the decline in global payments volume. Growth in service revenues during the nine month period reflects payments volume growth of 2% and the impact of these strategic pricing modifications. We expect that weak economic conditions will continue to moderate consumer and commercial spending, and our rate of payments volume growth, in the near term.

•

Data processing revenues increased due to growth in the number of transactions processed of 8% in both the three and nine month periods combined with strategic pricing modifications outside of the United States.

•

International transaction revenues increased during the three and nine months periods despite negative double digit growth in cross-border payments volume during both periods. Revenue grew due to competitive pricing modifications made since the prior year comparable periods. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

•

Other revenues increased primarily due to growth in revenues related to the Visa Extras loyalty platform for administrative and rewards fulfillment services performed in support of the platform. Growth in optional service and product enhancements, such as extended cardholder protection and risk management services, also contributed to the increase.

•

Volume and support incentives increased in the three and nine month periods primarily due to incentives incurred on initiation or early renewal of significant long term customer contracts in the current quarter. These incentives were partially offset in the three month period by contractual adjustments reducing incentives previously accrued on superseded contracts. The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to existing contracts or new contracts. See Note 10—Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

The net asset (liability) of volume and support incentives changed as follows:

	Fiscal 2009	Fiscal 2008
	(in millions)
Beginning balance at October 1, net asset (liability)(1)	$130	$(87)
Provision
Current year provision	(901)	(862)
Performance adjustments(2)	30	5
Contractual adjustments(3)	(37)	(5)

Subtotal volume and support incentives	(908)	(862)

Payments	785	980

Ending balance at June 30, net asset(1)	$7	$31

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented in the unaudited consolidated balance sheets of Visa Inc.
(2)

Amount represents downward adjustments resulting from management’s refinement of its estimate of projected sales performance as new information becomes available. Management refined its definition of performance adjustments during the second fiscal quarter to exclude adjustments to estimates made within a quarter and to only include adjustments to estimates made in previous quarters. Of the amount in fiscal 2009, $20 million represents adjustments made related to prior fiscal year estimates and $10 million represents adjustments related to estimates made in the first and second fiscal quarters of the current year. Under our refined definition, performance adjustments during the first fiscal quarter of 2009 would have been $19 million, compared to the previously disclosed amount of $34 million, with an offset to current year provision.

(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

Operating Expenses

We continue to focus on driving operating efficiencies across our enterprise and manage our operating expenses accordingly. The following table sets forth the components of our operating expenses for the periods presented(1):

	Three months ended June 30,		2009 vs. 2008		Nine months ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in millions, except percentages)
Personnel	$262	$310	$(48)	(16)%	$809	$882	$(73)	(8)%
Network, EDP and communications	97	84	13	16%	282	245	37	15%
Advertising, marketing and promotion	229	271	(42)	(15)%	635	696	(61)	(9)%
Professional and consulting fees	82	108	(26)	(24)%	246	302	(56)	(19)%
Depreciation and amortization	57	57	—	—%	165	178	(13)	(7)%
Administrative and other	96	85	11	13%	225	234	(9)	(4)%
Litigation provision	1	50	(49)	NM	1	342	(341)	NM

Total Operating Expenses	$824	$965	$(141)	(15)%	$2,363	$2,879	$(516)	(18)%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Personnel decreased primarily reflecting the absence of larger severance and other charges incurred in the prior year associated with workforce consolidation and elimination of overlapping functions, combined with reduced employee incentive-related costs.

•	Network, EDP and communications increased primarily due to higher fees paid for debit processing services related to processing transactions through non-Visa networks.

•	Advertising, marketing and promotion decreased reflecting our global strategy to reduce cost.

•

Professional and consulting fees decreased primarily due to the absence of consulting and legal fees incurred in the prior year in connection with our global reorganization, IPO and related insourcing of professional services, and reduced legal fees due to the settlement of outstanding litigation with Discover Financial Services in the fourth quarter of fiscal 2008.

•

Depreciation and amortization decreased during the nine month period primarily reflecting the absence of amortization expense which was incurred in the second quarter of prior year on licenses acquired in connection with the PrivaSys litigation settlement in that quarter. During the third fiscal quarter, additional depreciation of $6 million from our new east coast data center was offset by other technology and facility improvement assets which were fully depreciated since the prior year.

•

Administrative and other increased during the three month period, primarily due to unrealized foreign exchange losses recorded upon the remeasurement of U.S. dollar denominated monetary assets, held in our Canadian foreign subsidiary, into its Canadian dollar functional currency. Currency losses recorded in the third quarter reversed currency gains realized during the first half of the fiscal year. The fluctuation in the nine month period is also offset by the decrease in spending which reflects our overall cost reduction strategy.

Other Income (Expense)

The following table sets forth the components of our other income (expense) during the three and nine months ended June 30, 2009 compared to the prior year comparable periods.

	Three months ended June 30,		2009 vs. 2008		Nine months ended June 30,		2009 vs. 2008
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$—	$—	$—	—%	$—	$1	$(1)	NM
Interest expense	(30)	(30)	—	—%	(90)	(116)	26	(22)%
Investment income, net	504	97	407	NM	557	172	385	NM
Other	1	(1)	2	NM	1	35	(34)	NM

Total Other Income (Expense)	$475	$66	$409	NM	$468	$92	$376	NM

•

Interest expense decreased during the nine month period primarily due to lower interest accretion from declining litigation balances. See Note 12—Legal Matters to our unaudited consolidated financial statements included elsewhere in this report.

•

Investment income, net increased primarily due to a pre-tax gain of $473 million recognized on the sale of our investment in VisaNet do Brasil, partially offset by lower interest income earned on both our investments in marketable securities and the portion of our IPO proceeds used to redeem the class C (series II) and class C (series III) shares in October 2008. See Note 4—Prepaid Expenses and Other Assets to our unaudited consolidated financial statements included elsewhere in this report.

•

Other non-operating income decreased during the nine month period due to the absence of the adjustments to the fair market value of our liability under the Framework Agreement with Visa Europe. The liability was settled during the first fiscal quarter of 2009.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 44% and 41% for the three months ended June 30, 2009 and 2008, respectively, and 41% and 34% for the nine months ended June 30, 2009 and 2008, respectively. The rate for the three months ended June 30, 2009 was higher than the rate for the same period in the prior year primarily due to the additional foreign tax attributable to the sale of our investment in VisaNet do Brasil. The increase in the rate for the nine months ended June 30, 2009, compared to the rate for the same period in fiscal 2008, was primarily due to the additional foreign tax on the sale of the investment in VisaNet do Brasil, and a one-time rate reduction in fiscal 2008 from the combined effect of the loss of a California special deduction upon our IPO and the deferred tax remeasurement benefit due to the change in state tax apportionment.

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

Liquidity and Capital Resources

Cash Flow Data

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended June 30,
	2009	2008
	(in millions)
Total cash provided by (used in):
Operating activities	$767	$257
Investing activities	955	1,579
Financing activities	(2,491)	3,651
Effect of exchange rate changes on cash and cash equivalents	(10)	—

(Decrease) increase in cash and cash equivalents	$(779)	$5,487

Cash provided by operating activities during the nine months ended June 30, 2009 consisted of net income of $1,839 million and adjustments for non-cash items of $1,072 million. Standard non-cash adjustments for volume and support incentive accruals and depreciation and amortization were offset by a $473 million book gain on the sale of our investment in VisaNet do Brasil for which proceeds were not received until July 2009 (see Liquidity discussion below). Cash from operating activities also reflects the use of cash of $2,144 million to fund significant operational payments including those related to settlement transactions, litigation settlement payments, volume and support incentives, and our annual compensation benefits. We believe that cash flow generated from operating activities sufficiently meets the demand of our ongoing operational needs.

Cash provided by investing activities during the nine months ended June 30, 2009 primarily reflects $884 million of cash distribution received from the Reserve Primary Fund and net cash proceeds of $276 million from the sales and maturities of investment securities, which were reinvested in money market funds. As of June 30, 2009, all of our money market fund balances, except for the Reserve Primary Fund, were covered under the U.S. Treasury Department Temporary Guarantee Program. We also purchased property, equipment and technology of $205 million primarily related to construction of our new data center.

Cash used in financing activities during the nine months ended June 30, 2009 primarily reflects redemption of our class C (series II) and class C (series III) liability shares for $2.6 billion, funding of $1.1 billion to the litigation escrow account in December 2008 and dividend payments of $240 million, offset by funding of covered litigation payments totaling $1,481 million from the litigation escrow account.

Liquidity

Our primary sources of liquidity are cash on hand, a fixed income investment portfolio, cash flow from our operations and access to various borrowing arrangements. In July 2009, we also received approximately $1 billion in proceeds, net of underwriter discounts and fees, as a result of the sale of our 10% ownership interest in VisaNet do Brasil, and we expect to make payment of associated taxes estimated to be approximately half this amount in the fourth fiscal quarter of 2009. See Note 4—Prepaid Expenses and Other Assets to our unaudited consolidated financial statements included elsewhere in this report.

There has been no significant change to our primary uses of liquidity since September 30, 2008 except as discussed below. Based on our cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

Funding of the Litigation Escrow Account. On July 16, 2009, we deposited $700 million into the litigation escrow account. The additional funding had the effect of a repurchase of 11,578,878 class A common stock equivalents. The funding was approved by our board of directors in June 2009. See Note 2—Retrospective Responsibility Plan to our unaudited consolidated financial statements included elsewhere in this report.

Dividends. On July 22, 2009, our board of directors declared a dividend in the aggregate amount of $0.105 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $78 million in connection with this dividend on September 1, 2009. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.

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

At June 30, 2009, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at June 30, 2009, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as determined at the time the put option is exercised.

Given the perpetual nature of the put option and the various economic conditions which could be present at the time of exercise, our ultimate obligation in the event of exercise cannot be reliably estimated. The following table calculates our total obligation assuming, for illustrative purposes only, a range of P/E ratios for Visa Inc. and assuming that Visa Europe demonstrates $75 million of adjusted sustainable income at the date of exercise. The $75 million of assumed adjusted sustainable income provided below for illustrative purposes only is based on Visa Europe’s financial results for the year ended September 30, 2008. However, this does not represent an estimate of the amount of adjusted sustainable income Visa Europe would have been able to demonstrate at September 30, 2008 or will be able to demonstrate at any point in time in the future. The table also provides the amount of increase or decrease in the payout, assuming the same range of estimated P/E ratios, for each $25 million of adjusted sustainable income above or below the assumed $75 million demonstrated at the time of exercise. At June 30, 2009, our P/E ratio was 18.3 (as defined in the option agreement) and the P/E differential, the difference between this ratio and the ratio applicable to Visa Europe, was not significantly different than the assumed long term differential of 5.3x we used to value the put option. However these ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were to be exercised at any point in the future.

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

As of June 30, 2009, our financial instruments measured at fair value on a recurring basis included approximately $6 billion of assets, of which $49 million, or approximately 1%, had significant unobservable inputs when measuring fair value. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. Marketable debt instruments in this category include corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements included elsewhere in this report for further information about our assessment of fair value for these financial instruments.

Contractual Obligations

Volume and Support Incentives. During the first three quarters of fiscal 2009, we entered into non-cancelable agreements with financial institutions and merchants designed to build sales volume and increase payment product acceptance. These agreements provide card issuance, marketing and program support based on specific performance requirement. Future payment obligations related to total volume and support incentives increased by approximately $604 million at June 30, 2009 compared to September 30, 2008. This amount is an estimate and could change based on customer performance. See Note 10—Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss arising from adverse changes in market factors. Our exposure to financial market risks results primarily from fluctuations in foreign currency rates, interest rates and equity prices. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. Aggregate risk exposures are monitored on an ongoing basis, and cash and cash equivalents are not considered to be subject to significant interest rate risk due to the short period of time to maturity. There have been no significant changes to our market risks during the nine months ended June 30, 2009 compared to September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 12 to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current legal proceedings.

ITEM 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors“ in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on November 21, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Annual Meeting

An annual meeting of stockholders of the Company was held on April 21, 2009. The stockholders approved each of the proposals on the agenda, which included the following:

1. Election of six persons as Class I directors to serve on the Company’s Board of Directors until the Company’s annual meeting in 2011;

2. Election of six persons as Class II Directors to serve on the Company’s Board of Directors until the Company’s annual meeting in 2012; and

3. Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

Each of these proposals is fully described in the Company’s proxy statement filed with the SEC on March 4, 2009.

Only holders of our class A common stock were entitled to vote at the meeting. Holders of our class B common stock and our class C common stock were ineligible to vote. A total of 367,590,719 shares of class A common stock were represented in person or by proxy at the meeting.

Proposal 1—Election of Class I Directors

Each of the nominees listed below was elected as a Class I director to serve on the Company’s Board of Directors until the Company’s annual meeting in 2011. The votes “for” and the abstentions with respect to each nominee were as follows:

Class I Director	Votes FOR	Abstentions
Hani Al-Qadi	232,905,136	3,722,932
Charles T. Doyle	293,441,704	994,192
Peter Hawkins	292,857,127	1,006,495
David I. McKay	293,564,718	1,010,358
Charles W. Scharf	293,426,223	1,107,933
Segismundo Schulin-Zeuthen	293,043,774	967,725

There were no broker non-votes.

Proposal 2—Election of Class II Directors

Each of the nominees listed below was elected as a Class II director to serve on the Company’s Board of Directors until the Company’s annual meeting in 2012. The votes “for” and the abstentions with respect to each nominee were as follows:

Class II Director	Votes FOR	Abstentions
Thomas J. Campbell	310,347,605	547,253
Gary P. Coughlan	312,094,029	546,265
Mary B. Cranston	299,544,514	3,199,578
Francisco Javier Fernandez-Carbajal	306,578,189	3,226,931
Suzanne Nora Johnson	309,639,523	584,883
Joseph W. Saunders	296,178,110	613,049

There were no broker non-votes.

In addition to the Class I and Class II Directors listed above who were elected at the Annual Meeting, the following persons continue to serve as Class III Directors, to serve on the Company’s Board of Directors until the Company’s annual meeting in 2010: Robert W. Matschullat, Cathy Elizabeth Minehan, David J. Pang, William Shanahan and John A. Swainson.

Proposal 3—Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

Proposal 3 received 365,288,566 votes “for,” 1,919,718 votes “against” and 382,435 abstentions. There were no broker non-votes.

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

VISA INC.

Date: July 30, 2009	By:	/S/ JOSEPH W. SAUNDERS
	Name: Title:	Joseph W. Saunders Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2009	By:	/S/ BYRON H. POLLITT
	Name: Title:	Byron H. Pollitt Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1*	Certificate of Correction of Fifth Amended and Restated Certificate of Incorporation of Visa Inc.

31.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on July 30, 2009 formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statements of Comprehensive Income,
(iv) Consolidated Statements of Changes in Stockholders’ Equity,
(v) Consolidated Statements of Cash Flows and
(vi) related notes, tagged as blocks of text.

*	Filed or furnished herewith.
+	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Visa Inc. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.