Form 10-K
period 2009-09-30
VISA INC.
filed 2009-11-20
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Title of each Class

Class B common stock, par value $.0001 per share

Class C common stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $25.0 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $.0001 per share, or the registrant’s class C common stock, par value $.0001 per share.

As of November 13, 2009 there were 470,210,301 shares outstanding of the registrant’s class A common stock, par value $.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $.0001 per share, and 129,429,736 shares outstanding of the registrant’s class C common stock, par value $.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2009.

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

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to:

•	statements regarding the expected growth of the electronic payments industry;

•	projections as to the future trends in the electronic payments industry, as well as our corresponding business strategies and the expected benefits derived from such strategies;

•	statements regarding our relationships with customers and expectations as to the future development of these relationships;

•	statements regarding the capabilities and advantages of our processing platform, VisaNet;

•	statements as to the market opportunities for certain product segments and in certain geographies, as well as our ability to take advantage of these opportunities;

•	statements as to future foreign and domestic regulatory changes and their impact on our business;

•	statements as to the impact of litigation and the operation of our retrospective responsibility plan;

•	statements regarding the put option held by Visa Europe; and

•	statements regarding the capacity of our facilities.

In addition, statements that contain the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any underlying assumptions are forward-looking statements. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from these forward-looking statements as a result of a variety of factors, including all the risks discussed in Item 1A—Risk Factors and elsewhere in this report. You are cautioned not to place undue reliance on such statements, which speak only at the date of this report. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1.	Business

Overview

Visa operates the world’s largest retail electronic payments network and manages a leading global payments brand. We have more branded credit and debit cards in circulation, more transactions and greater total volume than any of our competitors. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. We provide financial institutions, our primary customers, with product platforms encompassing consumer credit, debit, prepaid and commercial payments. VisaNet, our secure, centralized, global processing platform, enables us to provide financial institutions and merchants with a wide range of product platforms, transaction processing and related value-added services.

Our business primarily consists of the following:

•

we own, manage and promote a family of well-known, widely accepted payment brands, including Visa, Visa Electron, PLUS and Interlink, which we license to our customers for use in their payment programs;

•

we offer a wide range of branded payments product platforms, which our customers use to develop and offer credit, debit, prepaid and cash access programs for cardholders (individuals, businesses and government entities);

•	we provide transaction processing and value-added services to our customers through VisaNet, Visa Debit Processing Services and Visa Processing Services;

•	we invest in new services and processing platforms to facilitate more convenient and innovative payment methods, such as mobile payments and eCommerce;

•	we continually improve the security of our network and our payments services to improve the reliability of our global processing infrastructure and the security of cardholder information; and

•	we adopt and enforce a common set of rules adhered to by our customers to ensure the efficient and secure functioning of our payments network and the maintenance and promotion of our brands.

We derive revenues primarily from fees paid by our customers based on payments volume, transactions that we process and certain other related services that we provide.

In fiscal 2009:

•

we launched our first global advertising campaign, entitled “More people go with Visa.” The new campaign enables us to align our worldwide marketing under a single theme that highlights the superior value Visa delivers versus cash and checks and enables us to achieve cost efficiencies by consolidating our global marketing efforts;

•	we brought online our largest and most sophisticated global data center, and decommissioned an older facility;

•

we formed Visa Processing Services Pte. Ltd., or VPS, a joint venture with Yalamanchili International Pte. Ltd., a payments processor and software company with operations in Asia. We expect VPS to extend multi-currency and multi-language debit, credit and prepaid processing capabilities to financial institutions, processors and payment companies outside of the United States;

•

we, along with U.S. Bank, formed a joint venture named Syncada, a global payment network that delivers a proven integrated invoice processing, payment and financing platform for financial institutions to offer to their corporate and government commercial clients around the world; and

•

we sold our 10% ownership in Companhia Brasileira de Meois de Pagamento, or VisaNet do Brasil, in connection with its initial public offering. Following the initial public offering, we amended an existing agreement with VisaNet do Brasil that grants a license to use our trademarks and technology intellectual property.

Our Reorganization and Initial Public Offering

Visa Inc. was incorporated as a Delaware stock corporation in May 2007 and the Visa global enterprise was reorganized in October 2007. Prior to the reorganization, Visa operated as five corporate entities related by ownership and membership. For more information on our reorganization, see Item 8—Financial Statements and Supplementary Data—Note 2—The Reorganization.

In March 2008, we completed our Initial Public Offering, or IPO. As a result of our IPO, the financial institutions that hold our class B and class C common stock represent a minority of the outstanding shareholder interest of Visa Inc. For more information about our IPO, our capital structure and our classes of common stock, see Item 8—Financial Statements and Supplementary Data—Note 15—Stockholders’ Equity.

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

The most common card-based forms of payment are general-purpose cards, which offer widespread merchant acceptance. General purpose cards are typically categorized as:

•	“pay now” cards, such as debit cards, which enable the cardholder to purchase goods and services by an automatic debit to a checking, demand deposit or other current account;

•

“pay later” cards, such as credit, deferred debit and charge cards, which typically permit a cardholder to carry a balance in a revolving credit or deferred debit account or require payment of the full balance within a specified period; and

•	“pay before” cards, such as prepaid cards, which are prefunded up to a certain monetary value.

The primary global general purpose card brands include Visa, MasterCard, American Express, Discover, JCB and Diners Club. While these brands—including Visa—were historically associated primarily with consumer credit or charge cards in the United States and other major international markets, Visa and others have, over time, broadened their offerings to include debit, ATM, prepaid and commercial cards.

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

Transaction Processing Services

Processing Infrastructure

We own and operate VisaNet, which consists of three synchronized processing centers, including a new data center on the east coast of the United States that replaced an existing data center in March 2009. In addition, Visa Europe operates one processing center in the United Kingdom, which is part of our synchronized system in accordance with the terms of our Framework Agreement with Visa Europe. These centers are linked by a global telecommunications network and are engineered for redundancy. Intelligent access points around the world complete our global processing infrastructure and enable merchants and financial institutions worldwide to access our core processing and value-added services.

VisaNet is built on a centralized architecture, enabling us to view and analyze each authorization transaction we process in real time and provide value-added information, such as risk scoring or loyalty applications, while the transaction data is being routed through our system.

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

We process virtually all Visa transactions occurring in the United States. We also process virtually all Visa cross-border transactions (that is, transactions where the issuer and the merchant are located in different countries). In many countries outside the United States, domestic transactions may be processed outside of our systems, generally by government-controlled payments networks, our financial institution customers, independent companies or joint ventures owned in whole or in part by our financial institution customers.

We perform clearing and settlement through VisaNet for transactions involving an issuer that is located in Visa Europe’s region and an acquirer that is located in the rest of the world, or vice versa. In addition, we currently provide clearing and settlement services for Visa transactions occurring entirely within Visa Europe’s region and will continue to provide such services until completion and deployment of Visa Europe’s own processing system which is expected to be fully deployed in fiscal 2010. The impact to our consolidated financial results as a result of this deployment is not expected to be material. Visa Europe authorizes transactions for its members through its own processing system.

Other Value-Added Processing Services

We offer a range of other value-added services in certain countries, including risk management, debit issuer processing, loyalty services, dispute management and value-added information services.

Risk Management Services. We provide customers in certain countries with a number of value-added risk-management services. These services, including Visa Advanced Authorization, include preventive, monitoring, investigative and predictive tools, which are intended to mitigate and help eliminate fraud at the cardholder and merchant level.

Issuer Processing Services. Visa Debit Processing Services, or DPS, provides comprehensive issuer processing services for participating U.S. issuers of Visa debit, prepaid and ATM payment products. In addition to core issuer authorization processing, DPS offers card management services, exception processing, PIN and ATM network gateways, call center services, fraud detection services and ATM terminal driving. Through VPS, we provide credit, debit and prepaid issuer processing services, including multicurrency processing functionality, outside the United States.

Loyalty Services. We offer loyalty services, such as the Visa Incentive Network and Visa Extras, that allow our customers to differentiate their Visa program offerings, enhance the attractiveness of their Visa payment programs and strengthen their relationships with cardholders and merchants.

Dispute Management Services. We manage Visa Resolve Online, an automated web-based service that allows our customers’ back-office analysts and customer service representatives to manage and resolve Visa transaction disputes more efficiently than with paper-based processes.

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

Consumer Credit

Our consumer credit product platforms allow our issuers to offer deferred payment and financing products that can be customized to meet the needs of all consumer segments. Our baseline consumer credit platform is marketed to our issuers as Visa Classic. In addition, we offer premium credit platforms, which enable our issuers to tailor programs to consumers requiring higher credit lines or enhanced benefits, such as loyalty programs. Our premium consumer credit platforms are marketed to issuers, and in some cases, to cardholders, as Visa Gold, Visa Platinum, Visa Signature, Visa Signature Preferred and Visa Infinite.

Consumer Deposit Access

Our deposit access product platforms enable our issuers to offer consumer payment and cash access products that draw upon consumer deposit accounts, such as checking, demand deposit, asset or other pre-funded accounts.

Consumer Debit. Our primary consumer debit platform in the United States and many other countries uses the Visa brand mark. Our customers in Asia Pacific, or AP, Latin America and Caribbean, or LAC, and Central and Eastern Europe, Middle East and Africa, or CEMEA, can use the Visa Electron debit platform, which permits issuers to require all transactions initiated from the card to be authorized electronically. It is primarily used by issuers offering payment programs to higher risk customer segments or in countries where electronic authorization is less prevalent. In the United States, we also provide the Interlink debit product platform, which generally requires a cardholder to enter a personal identification number, or PIN, for authentication. Interlink may be enabled through an acceptance mark on a Visa debit card or issued as a standalone debit card.

Prepaid. Our prepaid product platform enables issuers to offer products that access a pre-funded account, allowing cardholders to enjoy the convenience and security of a payment card in lieu of cash or checks. Our prepaid platform includes gift, travel, youth, payroll, money transfer, corporate incentive, insurance reimbursement and government benefits cards.

Cash Access. Our customers can provide global cash access to their cardholders by issuing products accepted at Visa and PLUS branded ATMs. Most Visa and Visa Electron branded cards offer customers cash access at ATMs, as well as at branches of our participating financial institution customers. The PLUS brand may also be included on issuers’ non-Visa branded cards to offer international cash access as a complement to domestic cash access services.

Commercial

Our commercial product platforms enable multinational, large, medium and small companies and government organizations to streamline payment processes, manage total spend, access information reporting, automate their supply chain, and reduce administrative costs.

Small Businesses. The Visa Business credit and debit platforms provide small businesses with cash flow tools, purchasing savings, rewards and management reporting. Visa Business Electron is an electronic authorization platform used in many countries outside North America.

Large and Medium Companies. The Visa Corporate platform offers payment options primarily for employee travel and entertainment charges, including cash advances, and provides detailed transaction data as well as information and expense management tools. The Visa Purchasing platform provides card and non-card electronic payment products that allow companies to easily procure goods and services, while streamlining resource- and paper-intensive purchase order and invoice processing. The Visa Fleet platform offers a fuel and ground fleet-related payment program, including extensive transaction detail and tax reclamation services. Through Syncada, our joint venture with US Bank, we market an integrated invoice processing, payment and financing platform for financial institutions to offer to their corporate and government commercial clients around the world.

Government Organizations. In addition to the products mentioned above, Visa offers government organizations unique information-and expense-management tools, employee-fraud-and misuse-management tools and strategic sourcing tools for their card programs. In certain countries, Visa offers specialized commercial products for specific government-sponsored programs, typically targeting agriculture, small-business, freight or construction loan programs.

Product Platform Innovation

We invest in the development and enhancement of payment product platforms with the goal of increasing the migration of consumer and business spending to electronic payments. We believe that innovation results in more secure and versatile payment program options for customers, merchants and consumers. We focus on new payment channels, card technologies, payment account access devices and authentication methods, and have recently made significant investments in the development of eCommerce payment platforms; contact and contactless chip cards and devices; card product enhancements; authentication and security technologies and platforms; and money transfer.

Payments Network Management

We devote significant resources to ensure that Visa is the payments network of choice for customers, merchants and cardholders. We seek to accomplish this by promoting our brand through marketing and sponsorship activities, increasing acceptance of Visa cards around the world and ensuring that the system operates reliably and securely for all of our network participants.

Brand Management and Promotion

We engage in a variety of activities designed to maintain and enhance the value of our brand. Our integrated approach to brand management and promotion combines advertising, sponsorships, promotions and public relations to create programs that build active preference for products carrying our brand, promote product usage, increase product acceptance and support cardholder acquisition and retention. For merchants, we work to ensure that the Visa brand represents timely and guaranteed payment, as well as a way to increase sales. For our customers, our marketing is designed to support their card issuance, activation and usage efforts while complementing and enhancing the value of their own brands. For cardholders, we work to ensure that Visa is a symbol of security, convenience and acceptance.

We establish global marketing relationships to promote the Visa brand and to allow customers to conduct marketing programs in conjunction with major sporting and entertainment events. Our primary global sponsorship platforms are the Olympic Games, for which we have been the exclusive payment card sponsor since 1986, and the FIFA World Cup. Through these marketing relationships, our customers may develop marketing programs that include the Visa brand and mention our sponsorship status. In addition, we engage in marketing and sponsorship activities with other regional, national and local companies, sports leagues or events, such as the National Football League in the United States, or with associations and companies, to provide customized marketing platforms to customers in certain countries and regions.

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

Rulemaking and Enforcement

In general, our customers are granted licenses to use our brands and to access our transaction processing systems. Our customers are obligated to honor our rules and standards through agreements with, and in certain cases non-equity membership interests in, our subsidiaries. These rules and standards relate to such matters as the use of our brands and trademarks, the standards, design and features of payment cards and programs, merchant acquiring activities, including acceptance standards applicable to merchants, use of agents, disputes between members, risk management, guaranteed settlement, customer financial failures and allocation of losses among customers.

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

Credit Risk Management

We indemnify our customers for any settlement loss suffered due to another customer’s failure to fund its daily settlement obligations. In certain instances, we may indemnify customers even in situations in which a transaction is not processed by our system. No material loss related to settlement risk has been incurred in recent years.

To manage our exposure in the event our customers fail to fund their settlement obligations, we have a credit risk policy with a formalized set of credit standards and risk control measures. We regularly evaluate customers with significant settlement exposure to assess risk. In certain instances, we may require a customer to post collateral or provide other guarantees. If a customer becomes unable or unwilling to meet its obligations, we are able to draw upon such collateral or guarantee in order to minimize any potential loss. We may also apply other risk control measures, such as blocking the authorization and settlement of transactions, limiting the use of certain types of agents, prohibiting initiation of acquiring relationships with certain high-risk merchants or suspending or terminating a customer’s rights to participate in our payments network. The exposure to settlement losses is accounted for as a settlement risk guarantee. The fair value of the settlement risk guarantee is estimated using our proprietary model. Key inputs to the model include the probability of customers becoming insolvent, statistically derived loss factors based on historical experience and estimated settlement exposures at period end.

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

Our fraud detection and prevention offerings include Verified by Visa, a global internet authentication product, which permits cardholders to authenticate themselves to their issuing financial institution using a unique personal code; Visa Advanced Authorization, which adds additional fraud detection capability by adding real-time risk scores to authorization messages; and chip and PIN programs that have been demonstrated to reduce the incidence of certain types of fraud at physical point-of-sale locations. We have also implemented rules that require the use of more secure PIN encryption standards for ATMs and point-of-sale PIN entry devices installed after 2002 and 2003. We have also mandated that all PINs transmitted through VisaNet to the issuer be encrypted using the Triple DES, or Data Encryption Standard, by July 1, 2010.

Interchange Reimbursement Fees

Interchange represents a transfer of value between the financial institutions participating in an open-loop payments network such as ours. On purchase transactions, interchange reimbursement fees are typically paid to issuers by acquirers in connection with transactions initiated with cards in our payments system. We set default interchange rates in the United States and other regions. In certain jurisdictions, interchange rates are subject to government regulation. Although we administer the collection and remittance of interchange reimbursement fees through the settlement process, we generally do not receive any portion of the interchange reimbursement fees. Interchange reimbursement fees are often the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. We believe that interchange reimbursement fees are an important driver of system volume.

We believe the interchange rates that we use promote the efficient operation of our payments network by enabling both the issuer and the acquirer to understand the economics of a given transaction before entering into it and by eliminating the need for each of our customers to negotiate transfer pricing with each other. By establishing and modifying default interchange rates in response to marketplace conditions and strategic demands, we seek to ensure a competitive value proposition for transactions using our cards in order to encourage electronic transactions and to maximize participation in the Visa payments system by issuers and acquirers and, ultimately, consumers and merchants. We believe that proper management of interchange rates benefits consumers, merchants, our customers and us by promoting the overall growth of our payments network in competition with other payment card systems and other forms of payment and creating incentives for innovation, enhanced data quality and security.

Interchange reimbursement fees and related practices also have come to the attention of, or have been or are being reviewed by, regulatory authorities and/or central banks in a number of jurisdictions, including the United States, the European Union, Australia, Brazil, Canada, Colombia, Germany, Honduras, Hungary, Mexico, New Zealand, Norway, Poland, Portugal, Romania, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom. In certain countries, such as Australia and Mexico, interchange rates have been adjusted in advance of, or in response to, government regulation. We are currently devoting substantial management and financial resources to explain the importance of and defend interchange reimbursement fees and other legal and regulatory challenges we face relating to interchange reimbursement fees. See Item 1A—Risk Factors—Interchange reimbursement fees and related practices are subject to significant legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenues, our prospects for future growth and our overall business, and Item 8—Financial Statements and Supplementary Data—Note 21—Legal Matters elsewhere in this report.

Merchant Discount Rates. Merchants do not pay interchange reimbursement fees. A merchant’s cost of acceptance is determined by its acquirer and is called a merchant discount or merchant discount rate. The merchant discount typically covers the costs that acquirers incur for participation in four-party payments networks, including those relating to interchange, and compensates them for various other services they provide to merchants. Merchant discount rates and other merchant fees are set by our acquirers without our involvement and by agreement with their merchant customers and are established in competition with other acquirers, other payment card systems and other forms of payment. We do not establish or regulate merchant discount rates or any other fees charged by our acquirers.

Government Regulation

We are subject to government regulation of the payments industry in many countries in which our cards are used. Our customers are also subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and as a consequence our business is affected by such regulations. For more information on government regulations that may affect our business, see Item 1A—Risk Factors.

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

Competition

We compete in the global payment marketplace against all forms of payment, including paper-based forms (principally cash and checks), card-based payments (including credit, charge, debit, ATM, prepaid, private-label and other types of general-purpose and limited-use cards) and other electronic payments (including wire transfers, electronic benefits transfers, automatic clearing house, or ACH, payments and electronic data interchange).

Within the general purpose payment card industry, we face substantial and intense competition worldwide in the provision of payments services to financial institution customers and their cardholder merchants. The leading global card brands in the general purpose payment card industry are Visa, MasterCard, American Express and Diners Club. Other general-purpose card brands are more concentrated in specific geographic regions, such as JCB in Japan and Discover in the United States. In certain countries, our competitors have leading positions, such as China UnionPay in China, which is the sole domestic inter-bank bankcard processor and operates the sole domestic bankcard acceptance mark in China due to local regulation. We also compete against private-label cards, which can generally be used to make purchases solely at the sponsoring retail store, gasoline retailer or other merchant.

In the debit card market segment, Visa and MasterCard are the primary global brands. In addition, our Interlink and Visa Electron brands compete with Maestro, owned by MasterCard, and various regional and country-specific debit network brands. In addition to our PLUS brand, the primary cash access card brands are Cirrus, owned by MasterCard, and many of the online debit network brands referenced above. In many countries, local debit brands are the primary brands, and our brands are used primarily to enable cross-border transactions, which typically constitute a small portion of overall transaction volume. See Item 8—Financial Statements and Supplementary Data for financial information about geographic areas.

Based on payments volume, total volume, number of transactions and number of cards in circulation, Visa is the largest retail electronic payments network in the world. The following chart compares our network with those of our major general-purpose payment network competitors for calendar year 2008:

Company	Payments Volume	Total Volume	Total Transactions	Cards
	(billions)	(billions)	(billions)	(millions)
Visa Inc.(1)	$2,727	$4,346	56.7	1,717
MasterCard	1,900	2,533	29.9	981
American Express	673	683	5.3	92
Discover	106	120	1.6	57
JCB	63	68	0.7	60
Diners Club	30	31	0.2	7

(1)	Visa Inc. figures as reported on form 8-K filed with the SEC on April 29, 2009.

Source: The Nilson Report, issue 924 (April 2009) and issue 925 (May 2009).

Note: Visa Inc. figures exclude Visa Europe. Figures for competitors include their respective European operations. Visa figures include Visa, Visa Electron, and Interlink brands. The Visa card figure includes PLUS-only cards (with no Visa logo) in all regions except the United States, but PLUS cash volume is not included. Domestic China figures including commercial funds transfers are excluded. MasterCard includes PIN-based debit card figures on MasterCard cards, but not Maestro or Cirrus figures. American Express includes business from third-party issuers. JCB figures are for April 2007 through March 2008, but cards are as of September 2008. Transaction figures are estimates. Figures include business from third-party issuers.

Concentration of Business and Financial Information About Geographic Areas

For more information on the concentration of our operating revenues and for financial information about the geographic areas in which we operate, see Item 8—Financial Statements and Supplementary Data—Note 14—Enterprise-wide Disclosures and Concentration of Business.

Working Capital Requirements

Payments settlement due from and due to issuing and acquiring customers generally represents our most consistent and substantial liquidity requirement, arising primarily from the payments settlement of certain credit and debit transactions and the timing of payments settlement between financial institution customers with settlement currencies other than the U.S. dollar. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain working capital sufficient to enable uninterrupted daily settlement. During fiscal 2009, we funded average daily net settlement receivable balances of $117 million, with the highest daily balance being $322 million.

Seasonality

We do not expect to experience any pronounced seasonality in our business. No individual quarter of fiscal 2009 or fiscal 2008 accounted for more than 30% of our fiscal 2009 or fiscal 2008 operating revenues.

Employees

At September 30, 2009, we employed approximately 5,700 persons worldwide. We consider our relationships with our employees to be good.

Additional Information and SEC Reports

Our Internet address is http://www.visa.com. On our investor relations website, accessible at http://investor.visa.com, we make available free of charge our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained on our website, including the information contained on our investor relations website, is not incorporated by reference into this report or any other report filed with, or furnished to, the SEC.

ITEM 1A.	Risk Factors

Legal and Regulatory Risks

Interchange reimbursement fees and related practices are subject to significant legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenues, our prospects for future growth and our overall business.

Interchange represents a transfer of value between the financial institutions participating in an open-loop payments network such as ours. On purchase transactions, interchange reimbursement fees are typically paid to issuers, which are the financial institutions that issue Visa cards to cardholders, by acquirers, which are the financial institutions that offer Visa network connectivity and payments acceptance services to merchants, in connection with transactions initiated with cards in our payments system. We set default interchange rates in the United States and other regions. In certain jurisdictions, interchange rates are subject to government regulation. Although we administer the collection and remittance of interchange reimbursement fees through the settlement process, we generally do not receive any portion of the interchange reimbursement fees. Interchange reimbursement fees are often the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. We believe that interchange reimbursement fees are an important driver of system volume.

As the volume of card-based payments has increased in recent years, interchange reimbursement fees, including our default interchange rates, have become subject to increased regulatory scrutiny worldwide. We believe that regulators are increasingly adopting a similar approach to interchange reimbursement fees, and, as a result, developments in any one jurisdiction may influence regulatory approaches in other jurisdictions.

Interchange reimbursement fees and related practices have been the topic of recent committee hearings in the U.S. House of Representatives and the U.S. Senate, as well as conferences held by a number of U.S. Federal Reserve Banks. In 2009, legislation concerning interchange, entitled the “Credit Card Fair Fee Act of 2009,” was introduced in the U.S. House of Representatives and referred to the House Judiciary Committee, but no further action has been taken on the measure. In 2008, a similar bill was reported out of the Judiciary Committee on a divided vote of 19-16, but was not taken up by the full U.S. House of Representatives. In its current iteration, the legislation seeks to regulate interchange by allowing merchants to collectively seek to lower their interchange costs by exempting such action from the U.S. antitrust laws. The Credit Card Fair Fee Act of 2009 also requires the U.S. Department of Justice, or DOJ, to oversee collective merchant negotiations with the Company and its customer financial institutions (and separately with MasterCard and its customer financial institutions) and report results of those negotiations back to the U.S. Congress. A companion bill has been introduced in the U.S. Senate Judiciary Committee, but there have not been any hearings on, or further movement of, the legislation.

Additional interchange legislation also has been introduced in the U.S. House of Representatives that would prohibit specified electronic payment system network practices, including the imposition of additional charges on merchants and consumers for premium payment cards. The bill also directs the Federal Trade Commission, or FTC, to prescribe regulations to ensure that the rules, terms, and conditions to which a merchant or consumer is subject under an agreement with an electronic payment system network are neither unfair nor deceptive to consumers and merchants, nor anticompetitive. There has, however, been no further action on or developments with respect to this legislation.

The Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or the Credit CARD Act, which was passed by both houses of the U.S. Congress and became law, commissioned a study by the Comptroller General of the United States of the extent to which interchange reimbursement fees are disclosed, the effect of fees and disclosure on merchants, the impact on consumer prices of interchange regulation in other jurisdictions, the relationship between interchange reimbursement fees and bank and merchant costs, and the role of interchange in promoting competition in the provision of payment cards. The resulting report was issued by the U.S. Government Accountability Office in November 2009. Individual state legislatures in the United States are also reviewing interchange reimbursement fees, and legislators in a number of states have proposed bills that purport to limit interchange reimbursement fees or merchant discount rates or to prohibit their application to portions of a transaction.

In addition, the Merchants Payments Coalition, a coalition of trade associations representing businesses that accept credit and debit cards, is mounting a challenge to interchange reimbursement fees in the United States by seeking additional legislative and regulatory intervention. Interchange reimbursement fees and related practices also have been or are being reviewed by regulatory authorities and/or central banks in a number of other jurisdictions, including the European Union,

Australia, Brazil, Canada, Colombia, Honduras, New Zealand, Norway, Singapore, South Africa, United Kingdom and Venezuela. For example:

•

The Reserve Bank of Australia, or RBA, has promulgated regulations under legislation enacted to give it powers over payments systems. One of the regulations controls the costs that can be considered in setting interchange reimbursement fees for Visa credit and debit cards, but it does not regulate the merchant discount charged by any payment system, including competing closed-loop payments systems. In 2007, the RBA commenced a review of these regulations and in September 2008 released its Final Conclusions. The RBA has concluded that conditions have not yet been met for removal of interchange regulation and so will continue regulatory oversight of interchange.

•

In June 2009, the Canadian Senate issued a report with the non-binding recommendations that debit interchange be set at zero for three years, that merchant surcharging be permitted in Canada and that rules requiring that Visa-accepting merchants honor all cards be modified. Canada’s Competition Bureau has opened a civil inquiry to review interchange and certain Visa rules, including those relating to surcharging and honoring cards. In addition, the Canadian Ministry of Finance has proposed a voluntary “Code of Conduct” on related issues for payment card industry participants in Canada.

•

The European Commission sent a Statement of Objections to Visa Europe, Ltd., in April 2009, and to Visa Inc. and Visa International in June 2009, alleging a breach of European competition law. The Statement of Objections addresses the honor all cards rule, the no-surcharge rule, and Visa Europe’s multilateral interchange reimbursement fees for cross-border payment transactions within the European Economic Area.

•

In March 2009, the Central Bank of Brazil issued a joint report which criticized, amongst other things, Brazil’s current acquiring structure, Visa’s no-surcharge rule, and the current system of setting interchange rates. See also Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report.

Regulatory actions such as these, even if not directed at us or if affecting a geographic region in which we do not operate, may nonetheless increase regulatory scrutiny of interchange reimbursement fees. If we cannot successfully defend our ability to set default interchange rates to maximize system volume, our payments system may become unattractive to issuers and/or acquirers. This could reduce the number of financial institutions willing to participate in our open-loop multi-party payments system, lower overall transaction volumes and/or make closed-loop payments systems or other forms of payment more attractive. Issuers could also begin to charge higher fees to consumers, thereby making our card programs less desirable and reducing our transaction volumes and profitability. Acquirers could elect to charge higher merchant discount rates to merchants, regardless of the level of Visa interchange, leading merchants not to accept cards for payment or to steer Visa cardholders to alternate payment systems. In addition, issuers or acquirers could attempt to decrease the expense of their card programs by seeking incentives from us or a reduction in the fees that we charge. Any of the foregoing could have a material adverse impact on our revenues, operating results, prospects for future growth and overall business.

A finding of liability in the interchange litigation may result in substantial damages.

Since 2005, approximately 55 class action and individual complaints have been filed on behalf of merchants against us, Visa U.S.A., Visa International, MasterCard and/or other defendants, including certain Visa U.S.A. member financial institutions, which we refer to as the interchange litigation. Among other antitrust allegations, the plaintiffs allege that Visa’s setting of default interchange rates violated federal and state antitrust laws. The lawsuits have been transferred to a multidistrict litigation in the U.S. District Court for the Eastern District of New York. The class action complaints have been consolidated into a single amended class action complaint and the individual complaints are also being consolidated in the same multidistrict litigation.

The plaintiffs in the interchange litigation seek damages for alleged overcharges in merchant discount fees, as well as injunctive and other relief. The plaintiffs have not yet quantified the damages they seek, although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages will be trebled and we, Visa U.S.A. and/or Visa International may be subject to joint and several liability among the defendants if liability is established, which could significantly magnify the effect of any adverse judgment. The interchange litigation is part of the covered litigation, which our retrospective responsibility plan is intended to address; however, the retrospective responsibility plan may not adequately insulate us from the impact of settlements of, or judgments in, the interchange litigation. Failure to successfully defend or settle the interchange litigation would result in liability that to the extent not covered by our retrospective responsibility plan could have a material adverse effect on our results of operations, financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent. In addition, even if our direct financial exposure were covered by our retrospective responsibility plan, settlements or judgments involving the multidistrict litigation could include restrictions on our ability to conduct business, which could increase our cost of doing business and limit our prospects for future growth. See Item 1A Risk Factors—Our retrospective responsibility plan may not adequately insulate us from the impact of settlements and judgments in the covered litigation and will not insulate us from other pending or future litigation and See Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report.

Our retrospective responsibility plan may not adequately insulate us from the impact of settlements and judgments in the covered litigation and will not insulate us from other pending or future litigation.

Our retrospective responsibility plan is intended to address monetary liabilities from settlements of, or final judgments in, the covered litigation described in Note 21—Legal Matters to our consolidated financial statements included in Item 8 of this report. The retrospective responsibility plan consists of several related mechanisms to fund settlements of, or judgments in, the covered litigation, including an escrow account funded with a portion of the net proceeds of our initial public offering and potential follow-on offerings of our class A common stock (or deposits of cash to the escrow account in lieu of such follow-on offerings), a loss sharing agreement, a judgment sharing agreement and the indemnification obligation of Visa U.S.A. members pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique and complex, and if we are prevented from using one or more of these mechanisms under our retrospective responsibility plan, we could have difficulty funding the payment of a settlement or final judgment against us in a covered litigation, which could have a material adverse effect on our results of operations, financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent.

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

If the settlements of Visa U.S.A.’s and Visa International’s currency conversion cases do not become final and we are unsuccessful in any of the various lawsuits relating to Visa U.S.A.’s and Visa International’s currency conversion practices, our business may be materially and adversely affected.

Visa U.S.A. and Visa International are defendants in several state and federal lawsuits alleging that their currency conversion practices are or were deceptive, anti-competitive or otherwise unlawful.

On July 20, 2006 and September 14, 2006, Visa U.S.A. and Visa International entered into agreements to settle or otherwise dispose of these matters. Pursuant to the settlement agreements, Visa U.S.A. paid approximately $100 million as part of the defendants’ settlement fund for the federal actions and approximately $19 million to fund settlement of the state cases. While the federal court has granted final approval of the settlement agreements, the settlements are subject to resolution of any appeals. If an appeal is filed and we are unsuccessful in that appellate proceeding, all of the agreements resolving the federal and state actions will terminate. If that occurs, and we are unsuccessful in defending against some or all of these lawsuits, we may have to pay restitution and/or damages, and may be required to modify our currency conversion practices. The potential amount of damages and/or restitution could be substantial. In addition, although Visa U.S.A. and Visa International have substantially changed the practices that were at issue in these litigations, if the courts require further changes to our currency conversion and cross-border transaction practices, it could materially and adversely affect our business. See Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report.

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

In recent years, numerous civil actions and investigations have been filed or initiated against Visa alleging or seeking information as to alleged violations of competition/antitrust, consumer protection, intellectual property and other laws. These actions and investigations have been filed or initiated by a variety of different parties, including the DOJ, U.S. state attorneys general, merchants and consumers. Examples of such claims are described more fully in Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report.

In addition, in the United States, private plaintiffs often seek class action certification in cases against us, particularly in cases involving merchants and consumers, due to the size and scope of our business and the large number of parties involved in our payment system.

We have also received, and we may in the future receive, notices or inquiries from other companies suggesting that we may be infringing a pre-existing patent or that we need to license use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us.

We cannot predict whether or to what extent we will be subject to liability arising from these or other actions, nor can we predict how much of this liability would not be covered by our retrospective responsibility plan. If we are unsuccessful in our defense against any material current or future proceedings, we may be forced to pay substantial damages, limit the fees we charge, or change other business practices, limiting our payments volume resulting in a material and adverse effect on our revenues, operating results, prospects for future growth and overall business.

Limitations on our business and other penalties resulting from litigation or litigation settlements may materially and adversely affect our revenues and profitability.

Certain limitations have been placed on our business in recent years as a result of litigation and litigation settlements. For example, as a result of the June 2003 settlement of a U.S. merchant lawsuit against Visa U.S.A., merchants are able to reject Visa consumer debit cards in the United States while still accepting other Visa-branded cards, and vice versa. In addition, following the final judgment entered in the litigation the DOJ brought against Visa U.S.A. and Visa International in 1998, as of October 2004, members of Visa U.S.A. may issue certain competing payment cards. Since this final judgment, several members of Visa U.S.A. have begun to issue, or have announced that they will issue, American Express or Discover-branded cards. See Note 21—Legal Matters to our consolidated financial statements included in Item 8 of this report.

These and any future limitations on our business resulting from settlements of, or judgments in, pending or potential litigation could limit the fees we charge and reduce our payments volume, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Tax audits or disputes, or changes in the tax laws applicable to us, could materially increase our tax payments.

We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may decrease their accuracy. We are currently under audit by the IRS and other tax authorities and may be subject to additional audits in the future. The tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. In addition, changes in existing laws, such as recent proposals for fundamental U.S. and international tax reform, may also increase our effective tax rate. A substantial increase in our tax burden could have an adverse effect on our financial results. See also Note 20—Income Taxes to our consolidated financial statements included in Item 8 in this report.

The payments industry is the subject of increasing global regulatory focus, which may result in the imposition of costly new compliance burdens on our customers and us and may lead to increased costs and decreased payments volume and revenues.

Regulation of the payments industry has increased significantly in recent years. Examples of such regulation include:

•	Anti-Money Laundering Regulation. This includes the U.S.A. PATRIOT Act and similar regulations in most other countries in which Visa operates.

•

U.S. Treasury Office of Foreign Assets Control Regulation. Regulations imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC, restrict Visa U.S.A. and Visa International from dealing with certain countries, and parties considered to be connected with money laundering, terrorism or narcotics. Non-U.S. Visa International members may not be similarly restricted, so our payments system may be used for transactions in or involving countries or parties subject to OFAC-administered sanctions.

•

Regulation of the Price of Credit. Many jurisdictions in which our cards are used have new or proposed regulations that could increase the costs of card issuance or decrease the flexibility of card issuers to charge interest rates and fees on credit card accounts. These include the Credit CARD Act and proposed regulations thereunder and proposed changes to the Federal Truth in Lending Act, which, if implemented along with regulations required to be promulgated under the Credit CARD Act, could result in a decrease in our payments volume and revenues.

•

Regulation of Internet Transactions. Proposed legislation in various jurisdictions may make it less desirable or more costly to complete Internet transactions using our cards by affecting the legality of those transactions, the law that governs them, their taxation and the allocation of intellectual property rights.

•

Safety and Soundness Regulation. Recent federal banking regulations may make some financial institutions less attracted to becoming an issuer of our cards, because they may be subject to more conservative accounting procedures, increased risk management and higher capital requirements.

Increased regulatory focus in connection with these matters may increase our costs, which could materially and adversely affect our financial performance. Similarly, increased regulatory focus on our customers may cause a reduction in payments volume, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards issued, our payments volume and our revenues.

Recently, there has been heightened legislative and regulatory focus in the United States (at the federal and state level) and elsewhere on privacy and data use and security, including requiring consumer notification in the event of a data breach. These measures may materially increase our costs and our customers’ costs and may decrease the number of our cards that our customers issue, materially and adversely affecting our profitability. Our failure, or the failure of our customers, to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions, litigation, and damage to our global reputation and our brand.

Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries, which could adversely affect our ability to maintain or increase our revenues.

Governments in certain countries have acted, or could act, to provide resources or protection to selected national payment card and processing providers in order to support them or to displace us from, prevent us from entering into, or substantially restrict us from participating in their countries. Our efforts to effect change in these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brand.

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

Under our Framework Agreement with Visa Europe, we are required to indemnify Visa Europe for losses resulting from any claims in the United States or anywhere else outside of Visa Europe’s region arising from our or their activities that relate to our payments business or the payments business of Visa Europe. This obligation applies even if neither we nor any of our related parties or agents participated in the actions that gave rise to such claims. Such an obligation could expose us to significant liabilities for activities over which we have little or no control. Our retrospective responsibility plan would not cover these liabilities.

Business Risks

We face intense competitive pressure on customer pricing, which may materially and adversely affect our revenues and profitability.

In order to increase payments volume, enter new market segments and expand our card base, we offer incentives to customers such as up-front cash payments, fee discounts, credits, performance-based growth incentives, marketing support payments and other support, such as marketing consulting and market research studies. Over the past several years, we have increased our use of incentives such as up-front cash payments and fee discounts in many countries, including the United States. In order to stay competitive, we may have to continue to increase our use of incentives. Such pressure may make the provision of certain products and services less profitable or unprofitable and materially and adversely affect our operating revenues and profitability if we continue to increase incentives to our customers, we will need to further increase payments volume or the amount of services we provide in order to benefit incrementally from such arrangements and to increase revenues and profit, and we may not be successful in doing so. In addition, we enter into long-term contracts with certain customers. Continued pressure on fees could prevent us from entering into such agreements in the future on terms we consider favorable and may require us to modify existing agreements in order to maintain relationships. Increased pricing pressure also enhances the importance of cost containment and productivity initiatives in areas other than those relating to customer incentives, and we may not succeed in these efforts.

Our operating results may suffer because of intense competition in the global payments industry.

The global payments industry is intensely competitive. Our payment programs compete against all forms of payment, including cash, checks and electronic transactions such as wire transfers and automatic clearing house payments. In addition, our payment programs compete against the card- based payments systems of our competitors, such as MasterCard, American Express, Discover and private-label cards issued by merchants. Some of our competitors may develop substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer, may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have or may develop better security solutions or more favorable pricing arrangements. Our competitors may also introduce more innovative programs and services than us.

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

Our customers can reassess their commitments to us at any time or develop their own competitive services. Most of our larger customer relationships (including those with our largest customers, JPMorgan Chase and Bank of America) are not exclusive and in certain circumstances (including, in some cases, on relatively short notice) may be terminated by our customers. Because a significant portion of our operating revenues are concentrated among our largest customers, our operating revenues would decline significantly if we lost one or more of our largest customers for any reason, which could have a material adverse impact on our business.

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

•	Competition may increase from alternative types of payment services, such as online payment services and services that permit direct debit of consumer checking accounts or ACH payments.

Our failure to compete effectively against any of these threats, could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Consolidation of the banking industry could result in our losing business and may create pressure on the fees we charge our customers, which may materially and adversely affect our revenues and profitability.

The banking industry has recently undergone substantial, accelerated consolidation, which is likely to continue. Significant ongoing consolidation in the banking industry may result in one or more of our largest customers being acquired by an institution that has a strong relationship with a competitor, resulting in a substantial loss of business. In addition, one or more of our customers could seek to merge with or acquire one of our competitors, and any such transaction could have a material adverse effect on our business and prospects.

Continued consolidation in the banking industry would also reduce the overall number of our customers and potential customers and could increase the bargaining power of our remaining customers and potential customers. This consolidation could lead financial institutions to seek greater pricing discounts or other incentives with us. In addition, consolidation could prompt our existing customers to seek to renegotiate their pricing agreements with us to obtain more favorable terms. We may also be adversely affected by price compression should one of our financial institution customers absorb another financial institution and qualify for higher volume-based discounts on the combined volumes of the merged businesses. Pressure on the fees we charge our customers caused by such consolidation could materially and adversely affect our revenues, operating results, prospects for future growth and overall business. In addition, the current economic environment could lead some customers to curtail or postpone near-term investments in growing their card portfolios, limit credit lines, or take other actions that affect adversely the growth of our volume and revenue streams from these customers.

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

We, along with our customers, negotiate pricing discounts and other incentive arrangements with certain large merchants to increase acceptance of our payment cards. If merchants continue to consolidate, our customers and we may have to increase the incentives provided to certain larger merchants, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Certain financial institutions have exclusive, or nearly-exclusive, relationships with our competitors to issue payment cards, and these relationships may adversely affect our ability to maintain or increase our revenues.

Certain financial institutions have long-standing exclusive, or nearly-exclusive, relationships with our competitors to issue payment cards, and these relationships may make it difficult or cost-prohibitive for us to do material amounts of business with them in order to increase our revenues. In addition, these financial institutions may be more successful and may grow faster than the financial institutions that primarily issue our cards, which could put us at a competitive disadvantage.

Failure to maintain relationships with our customers and other third parties and failure of customers to provide services on our behalf could materially and adversely affect our business.

We depend and will continue to depend significantly on relationships with our customers and their relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates (if applicable) or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. In addition, we do not generally solicit merchants to accept our cards and we do not establish the discount rates merchants are charged for card acceptance, which are the responsibility of acquirers. As a result, the success of our business significantly depends on the continued success and competitiveness of our customers and the strength of our relationships with them.

In many countries outside of the United States our customers or other processors authorize, clear and settle most domestic (as opposed to cross-border) transactions using our payment cards without involving our processing systems. We depend on our close working relationships with our customers to effectively manage the processing of transactions involving our cards, because we do not provide domestic transaction processing services in these countries, do not generally have direct relationships with merchants and never have direct relationships with cardholders. Our inability to control the end-to-end processing on cards carrying our brands in these countries may put us at a competitive disadvantage by limiting our ability to ensure the quality of the services supporting our brand.

In addition, we depend on third parties to provide various services on our behalf, and to the extent that third-party vendors fail to deliver services, our business and reputation could be impaired.

Our perception in the marketplace may affect our brands and reputation, which are key assets of our business.

Our brands and their attributes are key assets of our business. The ability to attract and retain consumer cardholders and corporate clients to Visa-branded products depends highly upon the external perceptions of our company and our industry. Our business may be affected by actions taken by our customers that change the perception of our brands. From time to time, our customers may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be viewed as “predatory,” which may materially and adversely affect our business. Further, Visa Europe has very broad latitude to operate the Visa business in and use our brands and technology within Visa Europe’s region and we have only limited control over the operation of the Visa business there. Visa Europe is not required to spend any minimum amount of money promoting or building the Visa brand in its region, and the strength of the Visa global brand is contingent, in part, on the efforts of Visa Europe to maintain product and service recognition and quality in Europe. Finally, adverse developments with respect to our industry may also, by association, impair our reputation, or result in greater regulatory or legislative scrutiny.

Global economic, political, health and other conditions may adversely affect trends in consumer spending and cross-border travel, which may materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

We depend heavily upon the overall level of consumer, business and government spending. The current economic environment could lead some customers to curtail or postpone near-term investments in growing their card portfolios, limit credit lines, or take other actions that affect adversely the growth of our volume and revenue streams from these customers. A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel. In particular, revenues from processing foreign currency transactions fluctuate with cross-border travel and our customers’ need for transactions to be converted into their base currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism and outbreaks of flu, such as H1N1 and avian flu, viruses, such as SARS, and other diseases.

In addition, as we are principally domiciled in the United States, a negative perception of the United States could harm the perception of our company, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

We are exposed to a risk of loss or insolvency if our customers fail to fund settlement obligations we have guaranteed.

We indemnify Visa customers for any settlement loss suffered due to the failure of a customer to fund its daily settlement obligations. In certain instances, we may indemnify customers even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited.

Concurrent settlement failures of more than one of our largest customers or of several of our smaller customers, or systemic operational failures that last for more than a single-day, may exceed our available resources and could materially and adversely affect our business and financial condition. In addition, even if we have sufficient liquidity to cover a settlement failure, we may not be able to recover the amount of such payment and may therefore be exposed to significant losses, which could materially and adversely affect our results of operations, cash flow and financial condition.

Settlement at risk (or exposure) is estimated based on the sum of the following inputs: (1) average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin; and (2) four months of rolling average chargebacks volume; and (3) the total balance for outstanding travelers cheques. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.

Some Visa customers are composed of groups of financial institutions. Some of these customers have elected to limit their responsibility for settlement losses arising from the failure of their constituent financial institutions in exchange for managing their constituent financial institutions in accordance with our credit risk policy. To the extent that any settlement failure resulting from a constituent financial institution exceeds the limits established by our credit risk policy, we would have to absorb the cost of such settlement failure, which could materially and adversely affect our cash flow.

If our transaction processing systems are disrupted or we cannot process transactions efficiently, the perception of our brands and our revenues or operating results could be materially and adversely affected.

Our transaction processing systems may experience service interruptions or degradation because of processing or other technology malfunction, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism or accident. Our visibility in the global payments industry may attract terrorists and hackers to conduct physical or computer-based attacks, leading to an interruption in service, increased costs or the compromise of data security. Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenues or profitability.

If we are not able to keep pace with the rapid technological developments in the payments industry to provide customers, merchants and cardholders with new and innovative payment programs and services, the use of our cards could decline, which could reduce our revenues and income.

The payments industry is subject to rapid, significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card products and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards, by resistance from customers or merchants to such changes or by third parties’ intellectual property. Our success will depend, in part, on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Account data breaches involving card data stored by us or third parties could adversely affect our reputation and revenues.

We, our customers, merchants and other third parties store cardholder account information in connection with our payment cards. In addition, our customers may use third-party processors to process transactions generated by cards carrying our brands. Breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our cards, reputational damage and claims against us. If we are sued in connection with any data security breach, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenues and profitability. In addition, any reputational damage resulting from an account data breach at one or more of our customers, merchants or other third parties could decrease the use and acceptance of our cards, which could have a material adverse impact on our payments volume, revenues and future growth prospects. Finally, any data security breach could result in additional regulation, which could materially increase our costs.

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

Failure to maintain interoperability between Visa Inc.’s and Visa Europe’s authorization and clearing and settlement systems could damage the business and global perception of the Visa brand.

With the completion of the deployment of Visa Europe’s own authorization and clearing and settlement systems expected in fiscal 2010, it is incumbent upon both service providers, Visa Inc. and Visa Europe, to ensure their systems can process every transaction regardless of where it originates. The increasingly independent payments system operations of Visa Europe could present challenges to our business due to the heightened difficulty of maintaining the interoperability of our respective systems as they diverge over time. Failure to authorize or clear and settle transactions in a timely and accurate manner could impair the global perception of the Visa brand.

Material changes in our customers’ performance compared to our estimates could have a material and adverse impact on our results of operations.

In certain instances, we offer our customers financial incentives, which are typically tied to their payments volume or transaction messages processed, often under particular programs. These financial incentives are typically recorded as a reduction of revenues. We generally make estimates of our customers’ performance under these programs (sometimes over several years) in order to derive our estimates of the financial incentives that we will pay them. The reduction of revenues that we record each quarter under volume and support agreements is based on these estimates. Material differences between our customers’ performance and our estimates could have a material adverse impact on our results of operations. For example, if a customer performs better than expected, we may be required to reduce future period revenues to account for the fact that we did not reduce revenues enough in prior periods. On the other hand, if a customer performs worse than expected, we may conclude that we reduced revenues by too much in previous period.

Risks Related to our Structure and Organization

We have a limited ability to control Visa Europe’s operations and limited recourse in the event of a breach of its obligations to us.

Our relationship with Visa Europe is governed by a Framework Agreement, which gives Visa Europe very broad rights to operate the Visa business in its region. Since our reorganization, Visa Europe has not been subject to the same global operating rules as our subsidiaries and customers. If we want to change a global rule or require Visa Europe to implement certain changes that would not have a positive return for Visa Europe and its members, then Visa Europe is not required to implement that rule or change unless we agree to pay for the implementation costs and expenses that Visa Europe and its members will incur as a consequence of the implementation. Our remedies under this agreement, if Visa Europe fails to meet its obligations, are limited. We cannot terminate the Framework Agreement even upon Visa Europe’s material uncured breach, and we can exercise our call right to purchase Visa Europe under only extremely limited circumstances.

These and other features of the licenses granted under the Framework Agreement may also raise issues concerning the characterization of the licenses for purposes of tax treatment of entry into the licenses and payments received thereunder. Any inconsistency in the payment processing services and products that we are able to provide could negatively affect cardholders from Visa Europe using cards in our regions or our cardholders using cards in Visa Europe’s region.

If Visa Europe makes us acquire all of its outstanding stock, we will incur substantial costs and may suffer a material and adverse effect on our operations and net income.

We have granted Visa Europe a put option, which, if exercised, will require us to purchase all of Visa Europe’s outstanding capital stock from its members. We will incur a substantial financial obligation if Visa Europe exercises the put option, which it may do at any time. We cannot estimate the amount of this obligation due to the nature and number of factors involved and the range of important assumptions that would be required, but it could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering, in order to meet our obligation. Sufficient financing may not be available to us, on reasonable terms, within the 285 days we would have to pay the exercise price. An equity offering or the payment of part of the exercise price in our stock would dilute the ownership interests of our stockholders. See Note 3—Visa Europe to our consolidated financial statements include in Item 8 of this report.

If Visa Europe exercises the put option, we may encounter difficulties in integrating Visa Europe’s business and systems into our existing operations. If we cannot do so quickly and cost-effectively, the integration could divert the time and attention of senior management, disrupt our current operations and adversely affect our results of operations.

We are required to record quarterly any change in the fair value of the put option. These adjustments will be recorded through our consolidated statements of operations, which will therefore affect our reported net income and earnings per share. These quarterly adjustments and their resulting impact on our reported statements of operations could be significant. The existence of these charges could adversely affect our ability to raise capital or the price at which we can raise it. See Note 3—Visa Europe to our consolidated financial statements include in Item 8 of this report.

We depend on key employees and may be unable to retain them.

Our employees are vital to our success, and our key management and other employees are difficult to replace. We may not be able to retain highly qualified employees in the future, which could adversely affect our business.

Any acquisitions or strategic investments that we make could disrupt our business and harm our financial condition.

We may make strategic acquisitions or investments in complementary businesses, products or technologies, although we have entered into relatively few such transactions in the past. We may not be able to successfully finance, partner with or integrate any such businesses, products or technologies. Furthermore, the integration of any acquisition or investment may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenues. Our cash reserves would be reduced to the extent we pay the purchase price of any acquisition or investment in cash. If we pay the purchase price with our stock, it could be dilutive to our stockholders. While we from time to time evaluate potential acquisitions of and investments in businesses, products and technologies, and anticipate continuing to make these evaluations, we cannot guarantee that we will be able to execute and integrate any such acquisitions and investments.

Future sales of our class A common stock or convertible securities, or the expiration or waiver of transfer restrictions on our class B and class C common stock, could result in dilution to our existing class A common stock holders, which may adversely affect their rights and depress the market price of our class A common stock.

The market price of our class A common stock and the voting power of our outstanding shares of class A common stock could decline because of increases in the number of such shares outstanding. The market price of our class A common stock may also be adversely affected by the perception that such an increase could occur, such as upon the issuance or conversion of securities convertible to shares of our class A common stock.

If funds are released from escrow after the resolution of the litigation covered by our retrospective responsibility plan, holders of our class A common stock will suffer dilution because of a favorable adjustment to the conversion rate of our class B common stock.

Our retrospective responsibility plan provides that any amounts remaining in the escrow account after the date on which all of the covered litigation is resolved will be released back to us and that the conversion rate of the class B common stock then outstanding will be adjusted in favor of the holders of the class B common stock. The adjustment would be through a formula based on the released escrow amount and the market price of our class A common stock. If any funds remain in the escrow account and are released back to us, the resulting adjustment in the conversion rate of the class B common stock will result in each share of class B common stock then outstanding becoming convertible into an increased number of shares of class A common stock. This in turn will result in dilution of the interest in Visa Inc. held by the holders of class A common stock. The amount of this dilution will depend on the amount, if any, of the funds released from the escrow account and the market price of our class A common stock at the time those funds are released.

All shares of class A common stock acquired by a Visa member, an affiliate of a Visa member or a similar person will be converted automatically into class C common stock and, as a result, will generally not be transferable until March 25, 2011, and they will lose substantially all their voting rights.

All shares of common stock acquired by a Visa member, an affiliate of a Visa member or any person that is a competitor or its affiliate, in each case to the extent acting as a principal investor, will be converted automatically into class C common stock. Under the terms of our amended and restated certificate of incorporation, class C common stock is generally not transferable until March 25, 2011. After this date has passed, the class C common stock will be convertible into class A common stock only if transferred to a person that was not, immediately after our reorganization, a Visa member, an affiliate of a Visa member or a competitor or its affiliate. Upon such transfer, each share of class C common stock will convert into one share of class A common stock.

Holders of our class B and class C common stock have voting rights concerning certain significant corporate transactions, and their interests in our business may be different from those of holders of our class A common stock.

Although holders of our class B and class C common stock do not have any right to vote on those matters on which stockholders generally are entitled to vote, such as the election of directors, such holders do have the right to vote on certain significant transactions, such as a proposed consolidation or merger, a decision to exit our core payments business or any other vote required by law. The holders of the class B and class C common stock may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with those of the holders of class A common stock.

Anti-takeover provisions in our governing documents and Delaware law could delay or prevent entirely a takeover attempt or a change in control.

Provisions contained in our amended and restated certificate of incorporation, our bylaws and Delaware law could delay or prevent a merger or acquisition that our stockholders consider favorable. For instance, except for limited exceptions, no person may beneficially own more than 15% of our class A common stock (or 15% of our total outstanding shares on an as-converted basis), unless our board of directors approves the acquisition of such shares in advance. In addition, except for common stock issued to a member in connection with our reorganization or shares issuable on conversion of such common stock, shares held by a competitor or an affiliate of a competitor may not exceed 5% of our total outstanding shares on an as-converted basis.

Our ability to pay regular dividends to holders of our common stock in the future is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

In August 2008, we commenced quarterly payment of cash dividends on our class A, class B and class C common stock. Any future payment of dividends will depend upon our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, would be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that our board of directors deems relevant. If, because of these factors, we are unable to generate sufficient earnings and cash flows from our business, we may not be able to make payments of dividends of our common stock. Furthermore, no dividend may be declared or paid on any class or series of common stock unless an equivalent dividend is contemporaneously declared and paid on each other class and series of common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

At September 30, 2009, we owned and leased approximately 2.8 million square feet of office and processing center space in 31 countries around the world, of which approximately 2.0 million square feet are owned and the remaining 860,000 square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 944,000 square feet. We also own a 164,000 square foot office building in Miami.

In addition, we operate three processing centers. We own a processing center and an adjacent office facility in two locations, Virginia and Colorado, totaling 482,000 and 268,000 square feet, respectively. Construction of the Virginia facilities was completed in 2009 with the data center becoming fully operational in October 2009 following the migration from our former east coast processing center. We also lease a 13,000 square foot processing center in Japan.

We believe that these facilities are suitable and adequate to support our business needs.

ITEM 3.	Legal Proceedings

Refer to Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. The following table sets forth the intra-day high and low sale prices for our class A common stock from March 19, 2008 and for the two full quarterly periods in fiscal 2008 following the Company’s IPO as well as for the four quarterly periods in fiscal 2009, as reported by the New York Stock Exchange. At September 30, 2009, the Company had 391 stockholders of record of its class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by brokers.

2009	High	Low
First Quarter	$62.11	$43.54
Second Quarter	57.98	41.78
Third Quarter	71.24	53.63
Fourth Quarter	74.99	58.00

2008	High	Low
Second Quarter (from March 19, 2008)	$69.00	$55.00
Third Quarter	89.84	60.31
Fourth Quarter	82.40	55.89

There is currently no established public trading market for our class B or class C common stock. There were approximately 1,749 and 1,568 holders of record of our class B common stock and class C common stock, respectively, as of September 30, 2009.

Dividend Declaration and Policy

During the fiscal years ended September 30, 2009 and 2008, we paid the following quarterly cash dividends per share of our class A common stock (determined in the case of class B and C common stock, on an as-converted basis) to all holders of record of our class A, B and C common stock.

2009	Dividend Per Share
First Quarter	$0.105
Second Quarter	0.105
Third Quarter	0.105
Fourth Quarter	0.105

2008	Dividend Per Share
Fourth Quarter	$0.105

In addition, on October 20, 2009, our board of directors declared a quarterly cash dividend of $0.125 per share of class A common stock (determined in the case of class B and C common stock, on an as-converted basis) payable on December 1, 2009 to holders of record as of November 16, 2009 of our class A, B and C common stock.

Subject to legally available funds, we intend to pay quarterly cash dividends on our outstanding class A, B and C common stock in the future. However, the declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs. Prior to the IPO, we did not pay any cash dividends on our shares of outstanding common stock.

EQUITY COMPENSATION PLAN INFORMATION

The table below presents information as of September 30, 2009 for the Visa 2007 Equity Incentive Compensation Plan, or the EIP, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders. For a description of the EIP, see Note 17—Share-based Compensation to our consolidated financial statements included in Item 8 of this report.

Plan Category	Number of shares of class A common stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of class A common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,090,276	(1)	$45.81	46,019,318
Equity compensation plans not approved by stockholders	—		—	—

Total	9,090,276	(1)	$45.81	46,019,318

(1)

In addition to options, the EIP authorizes the issuance of restricted stock, restricted stock units, performance units and other stock-based awards. A total of 572,750 shares have been issued pursuant to outstanding restricted stock units.

ITEM 6.	Selected Financial Data

The following table presents selected Visa Inc. financial data for fiscal 2009 and 2008 and selected Visa U.S.A. financial data for fiscal 2007, 2006 and 2005. In October 2007, we consummated a reorganization in which Visa U.S.A., the accounting acquirer, Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. The operating results of the acquired interests are included in the consolidated financial results of Visa Inc. beginning October 1, 2007. The data below should be read in conjunction with Item 7—Management’s Discussion and Analysis and Results of Operations and the Visa Inc. fiscal 2009 consolidated financial statements and notes included in Item 8 of this report.

Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2009	2008	2007(1)	2006(1)	2005(1)
	(in millions, except per share data)
Operating revenues	$6,911	$6,263	$3,590	$2,948	$2,665
Operating expenses	3,373	5,031	5,039	2,218	2,212
Operating income (loss)	3,538	1,232	(1,449)	730	453
Net income (loss)	2,353	804	(1,076)	455	360
Basic net income per share—class A common stock(2)	3.11	0.96	N/A	N/A	N/A
Diluted net income per share—class A common stock(2)	3.10	0.96	N/A	N/A	N/A

	At September 30,
Balance Sheet Data:	2009	2008	2007(1)	2006(1)	2005(1)
	(in millions, except per share data)
Total assets	$32,281	$34,981	$4,390	$2,964	$2,745
Current portion of long-term debt(3)	12	51	41	32	32
Current portion of accrued litigation	1,394	2,698	2,236	216	197
Long-term debt(3)	44	55	—	41	74
Long-term accrued litigation	323	1,060	1,446	784	1,010
Total equity (deficit)	23,189	21,141	(501)	583	126
Dividend declared and paid per common share	0.42	0.105	—	—	—

(1)

Historical balances for the consolidated statements of operations and consolidated balance sheet data prior to October 1, 2007 represent balances for Visa U.S.A. Inc., the accounting acquirer in the reorganization.

(2)	Visa U.S.A. Inc. was a non-stock corporation and therefore no comparable metric for net income per share is provided for fiscal 2007, 2006 and 2005.
(3)

The long term portion of Visa U.S.A. debt was classified as being due within one year at September 30, 2007 because Visa U.S.A. was in default of certain financial performance covenants as a result of the American Express settlement in fiscal 2007 as described in Note 21—Legal Matters to the consolidated financial statements included in Item 8 of this report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) provides a review of the results of operations, financial condition, the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “our” and “the Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8.

Overview

Visa is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of checks and cash. We provide financial institutions with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation continues to yield significant growth opportunities. We continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment services to benefit our existing customers and to position Visa to serve more and different constituencies.

In order to respond to industry dynamics and enhance Visa’s ability to compete, we consummated a reorganization in October 2007, and in March 2008 completed our IPO. The global alignment of various functions and best practices provides us the business scale to effectively deliver our existing core products across more and different geographies and to accelerate the delivery of product innovations across different market segments.

Overall Economic Conditions

Our business is affected by overall economic conditions and consumer spending. We expect that soft economic conditions will continue to moderate consumer and commercial spending, and our rate of payments volume growth, in the near term. Regulatory measures enacted in the United States during the third quarter of fiscal 2009 expected to take effect in fiscal 2010 will impact our financial institution customers. Should financial institutions constrict credit offerings in response to these measures, this could ultimately impact consumer spending and our payments volumes. However, we believe that the continuing secular shift to electronic payment products for non-discretionary spending will buffer the impact to our overall payments volume growth. This shift is particularly clear in debit products, where Visa has a strong market position in the United States and significant growth opportunities internationally.

Funding of the Litigation Escrow Account

During December 2008 and July 2009, we deposited $1.1 billion and $0.7 billion, respectively, into the litigation escrow account (the “Escrow Account”) previously established under the Retrospective Responsibility Plan (the “Plan”). Under the terms of the Plan, when Visa funds the Escrow Account, the shares of class B common stock retained by our U.S. financial institution customers and their affiliates are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. On that basis, fundings of the Escrow Account in December 2008 and July 2009 had the effect of repurchasing 20,800,824 and 11,578,878 class A common stock equivalents, respectively. See Note 4—Retrospective Responsibility Plan to our consolidated financial statements.

Share Repurchase Plan

In October 2009 our board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of our board of directors. See the Liquidity and Capital Resources section for further discussion.

Sale of Investment in Companhia Brasileira de Meois de Pagamento (“VisaNet do Brasil”)

In June 2009, Visa International Service Association, a wholly-owned subsidiary of the Company sold its 10% ownership interest in VisaNet do Brasil in connection with its initial public offering. As a result of this transaction, we received approximately $1 billion in net proceeds and recognized a pre-tax gain of $473 million in investment income, net on our statement of operations. The amount of the gain net of tax was $237 million. Following their initial public offering, we amended an existing agreement with VisaNet do Brasil which grants a license to use Visa trademarks and technology intellectual property. We expect the license fees to be earned during fiscal 2010 to offset the loss of dividend income as a result of the sale of our ownership interest.

Expansion of Our Processing Capabilities

Expanding our processing capabilities worldwide is a core component of our long-term growth strategy. As part of this strategy, we created Visa Processing Services Pte. Ltd. (“VPS”), a joint venture with Yalamanchili International Pte. Ltd. (“Yalamanchili”). We hold a 70% interest in VPS. Yalamanchili is a payments processor and software company with operations in Asia. VPS will allow us to extend our industry-leading processing capabilities in geographies where electronic payments are growing rapidly, providing multi-currency and multi-language debit, credit and prepaid processing services to financial institutions, processors and payment companies. VPS will also have capabilities to provide ATM, money transfer and private label processing, as well as a range of payments services, including risk and fraud management, mobile applications, loyalty and cardholder support. VPS provides prepaid and debit processing solutions and complements our Debit Processing Service.

Nominal Payments Volume and Transaction Counts

We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. As anticipated, for fiscal 2009 as compared to fiscal 2008, nominal payments volume declined in credit and commercial products, which was offset by growth in debit resulting in minimal year over year nominal payments volume impact.

This table sets forth nominal product payments volumes for the periods presented in nominal dollars(1):

	U.S.A.			Rest of World			Visa Inc.
	12 months ended June 30, 2009(4)	12 months ended June 30, 2008(4)	% Change	12 months ended June 30, 2009(4)	12 months ended June 30, 2008(4)	% Change	12 months ended June 30, 2009(4)	12 months ended June 30, 2008(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$613	$661	(7)%	$811	$802	1%	$1,424	$1,463	(3)%
Consumer debit(2)	787	733	7%	148	133	11%	935	866	8%
Commercial and other	221	217	2%	99	108	(8)%	320	325	(1)%

Total Nominal Payments Volume	$1,621	$1,611	1%	$1,058	$1,043	2%	$2,679	$2,654	1%
Cash volume	380	406	(6)%	1,189	1,127	5%	1,569	1,533	2%

Total Nominal Volume(3)	$2,001	$2,017	(1)%	$2,248	$2,170	4%	$4,248	$4,187	1%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.
(3)

Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution customers, subject to verification by Visa. From time to time, previously submitted volume information may be updated. Prior year volume information presented in these tables has not been updated, as subsequent adjustments were not material.

(4)

Service revenues in a given quarter is assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the twelve months ended September 30, 2009 and September 30, 2008 were based on payments volume reported by our financial institution customers for the twelve months ended June 30, 2009 and June 30, 2008, respectively.

This table sets forth transaction volumes processed by our VisaNet system during the following fiscal periods:

	2009	2008	% Change
	(in millions)
Total transactions	39,885	36,956	8%

Results of Operations

Operating Revenues

Our operating revenues are primarily generated from payment volume on Visa-branded cards for goods and services, as well as the number, size and type of transactions processed on our VisaNet system. We do not earn revenues from, or bear credit risk with respect to, interest and fees paid by cardholders on Visa-branded cards. Our issuing customers have the responsibility for issuing cards and determining interest rates and fees paid by cardholders, and most other competitive card features. We do not earn revenues from the fees that merchants are charged for card acceptance, including the merchant discount rate. Our acquiring customers, which are generally responsible for soliciting merchants, establish and earn these fees.

The following sets forth the components of our operating revenues:

Service revenues are earned from customers for their participation in card programs carrying marks of the Visa brand. Service revenues are assessed using a calculation of pricing applied to the prior quarter’s payments volume.

Data processing revenues are earned for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among our customers globally and Visa Europe. Data processing revenues are based on information we accumulate from VisaNet, our secure, centralized, global processing platform, which provides transaction processing services linking issuers and acquirers.

International transaction revenues are assessed to customers on transactions where the cardholder’s issuer country is different from the merchant’s country. International transaction revenues are generally driven by cross-border payments volume, which includes single currency transactions, and currency conversion activities for transactions involving more than one currency.

Other revenues consist primarily of optional service or product enhancements, such as extended cardholder protection and concierge services, cardholder services and fees for licensing and certification. Other revenues also include revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement.

Volume and support incentives represent contracts with financial institution customers, merchants and other business partners for various programs designed to build payments volume and to increase product acceptance. These incentives are accounted for as reductions of operating revenues.

Operating Expenses

Personnel includes salaries, stock-based compensation, incentives and various fringe benefits.

Network, EDP and communications primarily represents expenses for the operation of our electronic payments network, including maintenance, equipment rental and fees for other data processing services.

Advertising, marketing and promotion includes expenses associated with advertising and marketing campaigns, sponsorships, and other related promotions to promote the Visa brand.

Visa International fees represents fees that Visa U.S.A. paid to Visa International prior to our reorganization for services primarily related to global brand management, global product enhancements, management of global system development and interoperability, and corporate support to the entire Visa enterprise. These fees ceased as a result of our reorganization.

Professional and consulting fees consist of fees for consulting, contractors, legal and other professional services.

Depreciation and amortization includes depreciation expenses of properties and equipment, as well as amortization of purchased and internally developed software. Also included in this amount are depreciation and amortization of the incremental basis in technology and other assets acquired in our reorganization.

Administrative and other primarily consists of facilities costs, foreign exchange gains and losses and other corporate and overhead expenses in support of our business.

Litigation provision is an estimate of litigation expense and is based on management’s understanding of our litigation profile, the specifics of the case, advice of counsel to the extent appropriate, and management’s best estimate of incurred loss at the balance sheet dates.

Other Income (Expense)

Interest expense primarily includes accretion associated with litigation settlements to be paid over periods longer than one year and interest incurred on outstanding debt.

Investment income, net represents returns on our fixed-income securities and other investments. Investment income also includes cash dividends received from other cost and equity method investments.

Other non-operating income primarily relates to the change in fair value of the liability under the Framework Agreement with Visa Europe. This liability was fully discharged in October 2008.

Visa Inc. Fiscal 2009 and 2008 and Visa U.S.A. Fiscal 2007

The following discussion of results of operations compares Visa Inc. consolidated results for fiscal 2009 and 2008 and Visa U.S.A. results for fiscal 2007. Visa U.S.A. was the accounting acquirer in the reorganization that took place on October 1, 2007, and therefore Visa U.S.A. results are considered the historical predecessor for those of Visa Inc., and are included for comparison.

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., throughout the rest of the world, and from Visa Europe. Operating revenues for periods prior to October 1, 2007 are for Visa U.S.A., and are not presented in the table below, Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe.

	Fiscal Year ended September 30,
	2009	2008	$ Change	% Change(1)
	(in millions, except percentages)
U.S. operating revenues	$4,023	$3,664	$359	10%
Rest of world operating revenues	2,669	2,378	291	12%
EU fee operating revenues	219	221	(2)	(1)%

Total Operating Revenues	$6,911	$6,263	$648	10%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

Operating revenues globally reflect the impact of pricing modifications made on various services as a result of innovations in our product line and improvements in our service model. U.S. revenues also reflect volume and support incentives incurred on initiation or early renewal of significant long term customer contracts. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel, which has moderated in the current economic environment. Revenues from processing foreign currency transactions for our customers fluctuate with cross-border travel and the extent to which Visa-branded products are utilized for travel purposes.

Our operating revenues are impacted by fluctuations in foreign currency rates. Operating revenues are impacted by the overall strengthening or weakening of the U.S. dollar compared to local or regional currencies in which our payments volumes are denominated. The strengthening of the U.S. dollar in fiscal 2009 over the prior year resulted in a 3% decline in total operating revenues, including the impact from our hedging activities. The decline primarily impacted service and international transaction revenues.

The following table sets forth the components of our total operating revenues:

	Fiscal Year ended September 30,			$ Change		% Change(1)
	Visa Inc. 2009	Visa Inc. 2008	Visa U.S.A. 2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
	(in millions, except percentages)
Service revenues	$3,174	$3,061	$1,945	$113	$1,116	4%	57%
Data processing revenues	2,430	2,073	1,416	357	657	17%	46%
International transaction revenues	1,916	1,721	454	195	1,267	11%	279%
Other revenues	625	569	280	56	289	10%	104%
Volume and support incentives	(1,234)	(1,161)	(505)	(73)	(656)	6%	130%

Total Operating Revenues	$6,911	$6,263	$3,590	$648	$2,673	10%	74%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

Revenue growth in fiscal 2009 primarily reflects a moderate increase in nominal payments volume, solid growth of processed transactions and strategic pricing modifications. Operating revenues increased during fiscal 2008 from fiscal 2007, primarily due to the inclusion of operating revenues from acquired regions, double digit growth in nominal payments volume, processed transactions and cross-border nominal payments volume, combined with competitive pricing adjustments. The discussion below comparing fiscal 2008 and 2007 focuses on factors other than the inclusion of $2.4 billion of the acquired regions’ operating revenues in fiscal 2008.

•

Service revenues increased in fiscal 2009 primarily due to strategic pricing modifications implemented in the second half of the year, combined with modest growth of 1% in nominal global payments volume. Service revenues increased during fiscal 2008 compared to 2007 primarily reflecting nominal U.S. payments volume growth of 11%. We expect that soft economic conditions will continue to moderate consumer and commercial spending, and our rate of nominal payments volume growth, in the near term.

•

Data processing revenues increased in fiscal 2009 due to growth in the number of transactions processed of 8% during the year, combined with strategic pricing modifications. Data processing revenues increased during fiscal 2008 compared to fiscal 2007 primarily due to a growth of 12% in transaction volumes, coupled with competitive pricing adjustments related to the Interlink Network. We believe that the secular shift to electronic payments will continue on a global basis.

•

International transaction revenues increased in fiscal 2009 despite an 11% decline in cross-border nominal payments volume, primarily due to competitive pricing modifications made since fiscal 2008. International transaction revenues increased during fiscal 2008 compared to fiscal 2007 primarily reflecting 22% growth in cross-border nominal payments volume and modifications to pricing structures for certain transactions in April 2008. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers. We generally expect international transaction revenue to grow in line with increased cross-border transaction volume, although economic downturns or other adverse international conditions would hinder this growth.

•

Other revenues increased during fiscal 2009 and 2008 primarily due to growth in revenues related to the Visa Extras loyalty platform for administrative and rewards fulfillment services performed in support of the platform. The increase in other revenues during fiscal 2008 also reflects license and other service fees from Visa Europe following the reorganization, offset by the absence of project revenues previously earned for services provided to Visa International and Visa Canada in fiscal 2007.

•

Volume and support incentives increased primarily due to incentives incurred on initiation or early renewal of significant long term customer contracts in fiscal 2009. These incentives were partially offset by the absence of a non-recurring charge related to a customer agreement executed in fiscal 2008. In addition, fiscal 2008 incentives reflect the accounting impacts of: (i) conforming accounting policies upon reorganization; and (ii) the retirement of certain issuer programs in fiscal 2007. We expect volume and support incentive to increase somewhat in fiscal 2010. The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to existing contracts or new contracts.

The net asset (liability) of volume and support incentives changed during the year as follows:

	Fiscal 2009	Fiscal 2008
	(in millions)
Beginning balance at October 1, net asset (liability)(1)	$130	$(87)
Provision
Current year provision	(1,239)	(1,167)
Performance adjustments(2)	41	15
Contractual adjustments(3)	(36)	(9)

Subtotal volume and support incentives	(1,234)	(1,161)

Payments	1,136	1,378

Ending balance at September 30, net asset(1)	$32	$130

(1)	Balance represents the net of the current and long term asset and current liability portions of volume and support incentives as presented in our consolidated balance sheet.
(2)

Amount represents downward adjustments in estimated obligations under incentive agreements resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.

(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	Visa Inc. 2009	Visa Inc. 2008	Visa U.S.A. 2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
	(in millions, except percentages)
Personnel	$1,143	$1,199	$721	$(56)	$478	(5)%	66%
Network, EDP and communications	393	339	249	54	90	16%	36%
Advertising, marketing and promotion	918	1,016	581	(98)	435	(10)%	75%
Visa International fees	—	—	173	—	(173)	—	NM
Professional and consulting fees	353	438	334	(85)	104	(19)%	31%
Depreciation and amortization	226	237	126	(11)	111	(5)%	89%
Administrative and other	338	332	202	6	130	2%	64%
Litigation provision	2	1,470	2,653	(1,468)	(1,183)	NM	(45)%

Total Operating Expenses	$3,373	$5,031	$5,039	$(1,658)	$(8)	(33)%	—%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

Operating expenses decreased during fiscal 2009, driven by the absence of the litigation provision in connection with our Discover settlement in fiscal 2008, coupled with lower costs in personnel, marketing and professional fees. Operating expenses remained flat in fiscal 2008 compared to fiscal 2007. Fiscal 2008 and 2007 comparisons below focus on factors other than the inclusion of acquired regions’ operating expenses in fiscal 2008, which totaled $1.3 billion. This increase was substantially offset by a decrease in litigation provision of $1.2 billion.

•

Personnel decreased in fiscal 2009 primarily reflecting the absence of larger severance and other charges incurred in fiscal 2008 associated with workforce consolidation and elimination of overlapping functions, combined with reduced employee incentive-related costs in fiscal 2009. Personnel expenses increased in fiscal 2008 reflecting the severance charges previously discussed and stock-based compensation expenses awarded to employees in connection with our IPO.

•

Network, EDP and communications increased in fiscal 2009 primarily due to higher fees paid for debit processing services related to processing transactions through non-Visa networks. In fiscal 2008, expenses increased primarily reflecting higher software maintenance and hardware rental expensed following the outsourcing of certain development functions since fiscal 2007.

•

Advertising, marketing and promotion decreased in fiscal 2009, despite the launch of our global “More people go with Visa” campaign in fiscal 2009 reflecting the effective implementation of our global strategy to reduce cost. In fiscal 2008, higher advertising, marketing and promotion spending in connection with the 2008 Beijing Olympics and our Visa Extras reward program were offset by the absence of costs incurred in fiscal 2007 related to certain joint promotional campaigns which did not recur during fiscal 2008.

•	Visa International fees ceased as a result of the reorganization, as Visa U.S.A. and Visa International both became direct subsidiaries of Visa Inc.

•	Professional and consulting fees decreased in fiscal 2009 primarily due to the absence of consulting and legal fees incurred in the prior year in connection with our global reorganization and IPO, and related insourcing of professional services. Reduced legal fees also contributed to the decline, reflecting the settlement of outstanding litigation with Discover in fiscal 2008.

•

Depreciation and amortization decreased during fiscal 2009 primarily reflecting the absence of depreciation and amortization for technology and facility in our Colorado data center which were fully depreciated in fiscal 2008, partially offset by additional depreciation of $13 million in fiscal 2009 from our new east coast data center. We expect our new east coast data center and office building to generate additional depreciation expense of approximately $12 million in fiscal 2010.

•

Administrative and other remained flat in fiscal 2009, primarily due to unrealized foreign exchange losses recorded upon the remeasurement of monetary assets and liabilities held by foreign subsidiaries into their functional currencies, offset by a decrease in overall spending reflecting our overall cost reduction strategy. Administrative and other expenses in fiscal 2007 included facilities expense paid to the real estate joint ventures owned by Visa U.S.A. and Visa International, which were consolidated as part of Visa Inc. following the reorganization.

•

Litigation provision primarily reflected: (i) $1.1 billion recorded in fiscal 2008 in connection with the Discover settlement, (ii) additional accruals of $285 million made in fiscal 2008 related to covered litigation, and (iii) $1.9 billion related to the settlement of outstanding litigation with American Express in fiscal 2007. All of these matters are covered by the Retrospective Responsibility Plan. See Note 4—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	Visa Inc. 2009	Visa Inc. 2008	Visa U.S.A. 2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$—	$1	$40	$(1)	$(39)	NM	(97)%
Interest expense	(115)	(143)	(81)	28	(62)	(20)%	77%
Investment income, net	575	211	103	364	108	NM	NM
Other	2	35	—	(33)	35	(95)%	NM

Total Other Income (Expense)	$462	$104	$62	$358	$42	NM	67%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•	Equity in earnings of unconsolidated affiliates in fiscal 2007 reflected the equity in earnings of Visa International which was acquired in the reorganization.

•

Interest expense decreased in 2009 reflecting lower interest accretion from declining litigation balances. The increase in 2008 is primarily due to interest accretion related to the American Express settlement in the fourth quarter of fiscal 2007. See Note 21—Legal Matters to our consolidated financial statements.

•

Investment income, net increased in 2009 primarily due to a pre-tax gain of $473 million recognized on the sale of our investment in VisaNet do Brasil, partially offset by lower interest income earned on both our investments in marketable securities and the portion of our IPO proceeds used to redeem our class C (series II) and class C (series III) common shares in October 2008. Investment income, net in fiscal 2008 also reflected realized losses and other-

than-temporary-impairment of $68 million on investments and money market funds. See Note 6—Prepaid Expenses and Other Assets to our consolidated financial statements.

•

Other non-operating income in fiscal 2008 reflected the adjustments to the fair market value of our liability under the Framework Agreement with Visa Europe. This liability was settled during the first fiscal quarter of 2009.

Effective Income Tax Rate

The effective tax rate increased to 41% in fiscal 2009, compared with 40% in fiscal 2008 and 23% for Visa U.S.A. in fiscal 2007. The increase in the effective tax rate in fiscal 2009 compared to fiscal 2008 was primarily due to the additional foreign tax in fiscal 2009 on the sale of our investment in VisaNet do Brasil, which increased the overall effective tax rate by approximately 1%. Our Singapore subsidiary began operating under a tax incentive agreement in fiscal 2009, which had an insignificant impact on the fiscal 2009 effective tax rate. The increase in the effective income tax rate in fiscal 2008 compared to fiscal 2007 was due primarily to tax reserves related to litigation, and the combined effect of the loss of certain special deductions in California for which we were eligible prior to our IPO, the change in state tax apportionment, and a one-time benefit attributable to the remeasurement of deferred taxes. We expect our effective tax rate in fiscal 2010 to decrease to below 40% due to changes in the geographic mix of our global income.

Liquidity and Capital Resources

Management of Our Liquidity

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures and we may elect to raise additional funds for these purposes in the future through the issuance of either debt or equity. Our treasury policies provide management with the guidelines and authority to manage liquidity risk in a manner consistent with corporate objectives.

The objectives of our treasury policies are to provide adequate liquidity to cover operating expenditures and liquidity contingency scenarios, to ensure payment of required litigation settlement payments, to ensure timely completion of payments settlement activities, to make planned capital investments in our business, to pay dividends, to repurchase our shares at the discretion of our board of directors, to service the payments of principal and interest on outstanding debt and to optimize income earned by investing excess cash in securities that we believe are high-quality and marketable in the short term.

Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

Cash Flow Data

This table summarizes cash flow activity for the following fiscal years:

	2009	2008	2007(1)
	(in millions)
Total cash provided by (used in):
Operating activities	$558	$531	$505
Investing activities	1,830	554	(463)
Financing activities	(2,751)	3,624	(37)
Effect of exchange rate changes on cash and cash equivalents	1	(5)	—

(Decrease) increase in cash and cash equivalents	$(362)	$4,704	$5

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A. the accounting acquirer in the business combination.

Operating Activities. Cash provided by operating activities for fiscal 2009 consisted of net income of $2.4 billion and adjustments for non-cash items of $1.5 billion. Standard non-cash adjustments for volume and support incentive accruals and depreciation and amortization were offset by a $473 million book gain on the sale of our investment in VisaNet do Brasil which is reflected in investing activities. Cash from operating activities also reflects the use of $3.3 billion to fund significant operational payments including litigation and volume and support incentives.

Cash provided by operating activities for fiscal 2008 consisted of net income of $804 million and adjustments for non-cash items of $3.1 billion. Cash provided by operating activities was lower than income provided by operations, reflecting the use of $92 million to satisfy payments settlement activities; $115 million of compensation benefit payments net of new accruals; and $217 million of volume and support incentive payments net of new accruals. These uses of cash were offset by deferred taxes payable, depreciation and amortization and other non-cash items, as well as changes in other operating assets and liabilities.

Investing Activities. Cash provided by investing activities for fiscal 2009 primarily reflects $884 million of cash distribution from the Reserve Primary Fund (the “Fund”), net cash proceeds of $290 million from the sales and maturities of investment securities and $1.0 billion from the sale of our 10% ownership in VisaNet do Brasil, all of which were reinvested in money market funds. We also purchased $306 million of property, equipment and technology primarily related to construction of our east coast data center.

Cash provided by investing activities for fiscal 2008, reflects $1,002 million of cash acquired through the reorganization, $949 million of net cash proceeds from the sales and maturities of investment securities that were re-invested in shorter-term cash equivalents and $415 million of property, equipment and technology purchases primarily related to construction of our data center. In addition, we reclassified our $953 million investment in the Fund from cash equivalents to other current assets on our consolidated balance sheet. See further discussion under Sources of Liquidity, below, and Note 6—Prepaid Expenses and Other Assets to our consolidated financial statements.

Financing Activities. Cash used in financing activities during fiscal 2009 primarily reflects contractually-required redemption of our class C (series II) and class C (series III) common shares for $2.6 billion, funding of $1.8 billion to the litigation Escrow Account and dividend payments of $318 million, offset by funding of covered litigation payments totaling $2.0 billion from the litigation Escrow Account.

Cash provided by financing activities for fiscal 2008 is attributed to IPO related activities including $19.1 billion in net proceeds from the issuance of class A common stock, offset by $13.4 billion used for the partial redemption of class B and class C (series I) common stock, and $3.0 billion payment to the litigation Escrow Account for the covered litigation matters in accordance with the Retrospective Responsibility Plan. See Note 4—Retrospective Responsibility Plan to our consolidated financial statements. In addition, there was a source of cash of $1.1 billion, reflecting funding of covered litigation payments from the litigation Escrow Account, offset by $93 million and $22 million for dividend and routine debt payments, respectively.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, cash flow from our operations, an investment portfolio, and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term available-for-sale investment securities, or long-

term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings, and return that these holdings provide.

Investment Portfolio. Our investment portfolio primarily comprises of securities which enable us to meet a desired level of liquidity to meet working capital needs. Our investment portfolio primarily consists of liquid securities, including money market funds, debt securities issued by U.S. government-sponsored agencies and Canadian government debt securities. The liquidity of our investment portfolio is subject to uncertainties that are difficult to predict. Uncertainties in the credit markets have affected a number of these holdings.

In September 2008, the Fund was unable to honor our request for the full redemption of our investment totaling $983 million. The Fund was subsequently placed into liquidation and announced that it would distribute funds to investors on a pro-rata basis in proportion to the number of shares held by each investor. Since the announcement, we have received distributions totaling $903 million, including $19 million received in October of fiscal 2010. We believe that the fund will distribute its remaining assets within twelve months, and have therefore classified our remaining investment of $69 million, which reflects an impairment of $29 million, as a current asset at September 30, 2009. See Note 6—Prepaid Expenses and Other Assets to our consolidated financial statements.

Other factors that may impact the liquidity of our investment portfolio include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, and ongoing strength and quality of credit markets. We will continue to review our portfolio in light of evolving market and economic conditions. However, if current market conditions deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired, which could adversely impact our financial results. We have policies that limit the amount of credit exposure to any one financial institution or type of investment.

Revolving Credit Facilities. On February 15, 2008, we entered into a $3.0 billion five-year revolving credit facility with a syndicate of banks including affiliates of certain of our class B and class C stockholders and certain of our customers and affiliates of our customers. Loans under the five-year facility may be in the form of: (1) Base Rate Advance, which will bear interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% or the Bank of America prime rate; (2) Eurocurrency Advance, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus an applicable cost adjustment and an applicable margin of 0.11% to 0.30% based on our credit rating; or (3) U.S. Swing Loan, Euro Swing Loan, or Foreign Currency Swing Loan, which will bear interest at the rate equal to the applicable Swing Loan rate for that currency plus the same applicable margin plus additionally for Euro and Sterling loans, an applicable reserve requirement and cost adjustment. We also agreed to pay a facility fee on the aggregate commitment amount, whether used or unused, at a rate ranging from 0.04% to 0.10% and a utilization fee on loans at a rate ranging from 0.05% to 0.10% based on our credit rating. Currently, the applicable margin is 0.15%, the facility fee is 0.05% and the utilization fee is 0.05%. This facility contains certain covenants, including financial covenant requirements relating to a maximum level of debt to EBITDA and events of default customary for financings of this type. This facility expires on February 15, 2013. There have been no borrowings under this facility. At September 30, 2009, we were in compliance with all covenants with respect to this facility.

U.S. Commercial Paper Programs. We maintain a $500 million U.S. commercial paper program, which provides for the issuance of unsecured debt with maturities up to 270 days from the date of issuance at interest rates generally extended to companies with comparable credit ratings. The commercial paper program is a source of short-term borrowed funds that may be used from time to time to cover short-term cash needs. At September 30, 2009, we had no obligations outstanding under this program. There are no financial covenants related to this program.

Universal Shelf Registration Statement. On May 6, 2009 we filed a registration statement with the U.S. Securities and Exchange Commission using a shelf registration process. Per the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. The registration statement expires on May 5, 2012.

Escrow Account. We maintain an Escrow Account for use in the payment of covered litigation matters. When the Company funds the Escrow Account the shares of class B common stock held by our shareholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 4—Retrospective Responsibility Plan to our consolidated financial statements. The balance in this account at September 30, 2009 was $1.7 billion and is reflected as restricted cash on our consolidated balance sheet ($1.4 billion in current assets and $350 million in long-term assets). As these funds are restricted for use solely for the purpose of making payments related to covered litigation matters, we have not included them as part of our liquid assets. However, they should be viewed as a source of cash for purposes of making payments related to settlement of or judgment in covered litigation matters, as described below under Uses of Liquidity.

Credit Ratings

At September 30, 2009, Standard and Poor’s and Moody’s rated our unsecured debt as follows:

	Standard and Poor’s		Moody’s
Debt type	Rating	Outlook	Rating	Outlook
Long-term unsecured debt
Local	A+	Stable	A1	Stable
Foreign	A+	Stable	A1	Stable
Short-term unsecured debt	A-1	Stable	P-1	Stable

Various factors affect our credit ratings, including, changes in our operating performance, the economic environment, conditions in the electronic payment industry, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

Uses of Liquidity

Payments Settlement. Payments settlement due from and due to issuing and acquiring customers represents our most consistent liquidity requirement, arising primarily from settlement currencies other than the U.S. dollar. U.S. dollar settlements are settled within the same day and do not result in a net receivable or payable balance. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain a liquidity position sufficient to enable uninterrupted daily net settlement. Typically, the highest seasonal liquidity demand is experienced in December and early January during the holiday shopping season.

Covered Litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as covered litigation. As part of the Plan, we deposited $3.0 billion of our IPO proceeds into an Escrow Account from which settlements of, or judgments in, covered litigation will be paid. During fiscal 2009, we deposited an additional $1.8 billion into the Escrow Account. Under the Plan, when the Company funds the Escrow Account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to the shares of class A common stock. See Note 4—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements. In fiscal 2009 we made $2.0 billion in covered litigation payments that were funded from the Escrow Account.

Other Litigation. Judgments in and settlements of litigation, other than covered litigation, could give rise to future liquidity needs. For example, in connection with our retailers’ litigation settlement in fiscal 2003, we were required to make annual settlement payments of $200 million through fiscal 2012. In fiscal 2009, we entered into an agreement (the “Prepayment Agreement”) to modify our remaining payment obligations under the original retailers’ litigation settlement agreement. Pursuant to the Prepayment Agreement, on October 5, 2009 we made a payment of $682 million to fully satisfy the remaining $800 million obligation.

Redemption of Stock. In fiscal 2008, we redeemed 154,738,487 shares of class B common stock for $6.6 billion and 159,657,751 shares of our class C (series I) common stock for $6.8 billion. In fiscal 2009 we completed the redemption of 79,748,857 shares of our class C (series II) common stock and 35,263,585 shares of our class C (series III) common stock held by Visa Europe for $2.6 billion, less dividends and certain other adjustments. In October 2009, our board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010 and is subject to extension or expansion at the determination of our board of directors.

Dividends. During fiscal 2009, we paid $318 million in dividends. On October 20, 2009, our board of directors declared a quarterly dividend in the aggregate amount of $0.125 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $93 million in connection with this dividend in December 2009. See Note 15—Stockholders’ Equity to our consolidated financial statements for further information regarding the dividend declarations. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors, at an annual rate equal to $0.50 per share of class A common stock. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.

Visa Europe Put Option. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple (the “P/E ratio”) at the time the option is exercised (as defined in the option agreement) to Visa Europe’s projected sustainable adjusted net operating income for the forward 12-month period (“adjusted sustainable income”). Visa Europe’s adjusted sustainable income is calculated under the terms of the put option agreement and includes potentially material adjustments for cost synergies and other negotiated items.

At September 30, 2009, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at September 30, 2009, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as determined at the time the put option is exercised.

Given the perpetual nature of the put option and the various economic conditions which could be present at the time of exercise, our ultimate obligation in the event of exercise cannot be reliably estimated. The following table calculates our total obligation assuming, for illustrative purposes only, a range of P/E ratios for Visa Inc. and assuming that Visa Europe demonstrates $75 million of adjusted sustainable income at the date of exercise. The $75 million of assumed adjusted sustainable income provided below for illustrative purposes only is based on Visa Europe’s financial results for the year ended September 30, 2008. However, this does not represent an estimate of the amount of adjusted sustainable income Visa Europe would have been able to demonstrate at September 30, 2008 or will be able to demonstrate at any point in time in the future. The table also provides the amount of increase or decrease in the payout, assuming the same range of estimated P/E ratios, for each $25 million of adjusted sustainable income above or below the assumed $75 million demonstrated at the time of exercise. At September 30, 2009, our estimated long-term P/E ratio was 22.0 and the P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 4.5x as compared to the estimated long term differential of 5.3x we used to value the put option. However these ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were to be exercised at any point in the future.

Visa Inc’s Forward Price-to-Earnings Ratio	Payout Assuming Adjusted Projected Sustainable Net Operating Income of $75 million(1)	Increase/Decrease in Payout for Each $25 million of Sustainable Net Income Above/Below $75 million
	(in millions)	(in millions)
25	$1,875	$625
20	$1,500	$500
15	$1,125	$375

(1)

Given the large range of different economic environments and circumstances under which Visa Europe could decide to exercise its option the ultimate purchase price could be several billion dollars or more.

Pension and Other Postretirement Benefits. We sponsor various qualified and nonqualified defined benefit pension plans which generally provide benefits based on years of service, age and employees’ final three to five years of earnings, as well as a postretirement benefit plan which provides postretirement medical benefits for retirees and dependents upon meeting minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under the Employee Retirement Income Security Act, or ERISA. Our nonqualified pension and other postretirement benefit plans are funded on a current basis. We typically fund our qualified pension plan in September of each year. Funding does not impact current period pension expense but has the positive impact of reducing future period expense for the plan. In fiscal 2009, 2008 and for Visa U.S.A. in fiscal 2007, we made contributions to our pension and other postretirement plans of $170 million, $190 million and $65 million, respectively. In fiscal 2010, we intend to fund our defined benefit pension plans and postretirement plan by approximately $70 million.

Capital Expenditures. During fiscal 2009, we completed the construction of a new data center on the east coast of the United States. Upon completion in March 2009, we migrated our current east coast data center to this new facility. The new data center is intended to support our technology objectives related to reliability, scalability, security and new product development. In fiscal 2009, 2008 and 2007 we incurred total costs of $156 million, $241 million and $23 million, respectively related to the construction of this new data center. We will continue to make ongoing investments in technology and our payments system infrastructure, some of which we treat as capital expenditures.

Other Uses. In addition to the principal uses of liquidity described above, we are also required to make interest and principal payments under our outstanding indebtedness. Our total outstanding principal balance of debt at September 30, 2009, net of unamortized issuance costs, was $56 million.

Fair Value Measurements—Financial Instruments

Beginning in the first quarter of fiscal 2009, the assessment of fair value of our financial instruments is based on the provisions of Accounting Standards Codification (“ASC”) 820. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability.

As of September 30, 2009, our financial instruments measured at fair value on a recurring basis included approximately $6.3 billion of assets, of which $34 million, or less than 1%, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. Marketable debt instruments in this category include corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities. See Note 5—Investments and Fair Value Measurements to our consolidated financial statements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are comprised of guarantees. Visa has no off-balance sheet debt, other than lease and purchase order commitments as discussed below and reflected in our contractual obligations table.

Guarantees and Indemnifications

In 2001, Visa International entered into a 20-year lease agreement for premises in London to be occupied by the EU region and Visa CEMEA. The lease is assigned to Visa Europe Services, Inc., or VESI, a wholly-owned subsidiary of Visa Europe, with Visa International acting as a guarantor to the landlord as required by the United Kingdom. In the event of a default by VESI, Visa International is obligated to make base lease payments. VESI has agreed to reimburse Visa International for any liabilities that may arise under Visa International’s guarantee to the landlord. Visa International has not made any payments under this guarantee and the estimated fair value of this guarantee was less than $1 million at September 30, 2009.

We indemnify customers for settlement losses suffered by reason of the failure of any other customer to honor Visa cards, traveler’s cheques, or other instruments processed in accordance with our operating regulations. The amount of the indemnification is unlimited. We maintain global credit settlement risk policies and procedures to manage settlement risk which may require customers to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 12—Settlement Guarantee Management to our consolidated financial statements.

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

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material expected or contractually committed future obligation at September 30, 2009. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities. See Note 3—Visa Europe, Note 10—Debt, Note 18—Commitments and Contingencies, and Note 21—Legal Matters to our consolidated financial statements.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase orders(1)	$516	$62	$2	$—	$580
Leases(2)	54	87	37	14	192
Volume and support incentives(3)	1,374	2,044	1,284	570	5,272
Marketing and sponsorships(4)	150	239	162	7	558
Litigation settlement payments	975	420	—	—	1,395
Debt	16	30	17	4	67
Other(5)	93	—	—	—	93

Total(6, 7)	$3,178	$2,882	$1,502	$595	$8,157

(1)

Represents agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased and fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)	Includes both operating and capital leases. Visa leases certain premises, equipment and software licenses under leases with varying expiration dates.
(3)

Represents non-cancelable agreements with financial institutions and merchants for various programs designed to build sales volume and increase payment product acceptance. These agreements, which range in term from one to thirteen years, provide card issuance, marketing and program support based on specific performance requirements. Payments under these agreements will be offset by revenues earned from higher corresponding payments and transaction volumes. These payment amounts are estimates and will change based on customer performance, execution of new contracts, or amendments to existing contracts.

(4)

Visa is a party to contractual sponsorship agreements ranging from less than one year to eight years. These contracts are designed to help us increase Visa-branded cards and volumes. Over the life of these contracts, Visa is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa has an obligation to spend certain minimum amounts for advertising and marketing promotion over the contract terms.

(5)	Included dividend amount of $93 million as dividends were declared on October 20, 2009 and will be paid on December 1, 2009 to all holders of record of Visa’s common stock as of November 16, 2009.
(6)

We have liabilities for uncertain tax positions of $397 million, net of offsetting tax benefits associated with the correlative effects of state and foreign income taxes. At September 30, 2009, we also accrued $22 million of interest and $5 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(7)

Visa granted a perpetual put option to Visa Europe, which if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Due to the perpetual nature of the instrument and the various economic conditions, which could exist when the put is exercised, the ultimate amount and timing of Visa’s obligation, if any, cannot be reliably estimated. Therefore, no amounts related to this obligation have been included in the table. The fair value of the Visa Europe put option itself totaling $346 million at September 30, 2009 has also been excluded from this table as it does not represent the amount or an estimate of the amount of Visa’s obligation in the event of exercise. See Liquidity and Critical Accounting Estimates sections of this Management’s Discussion and Analysis and Note 3—Visa Europe to our consolidated financial statements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which requires us to make judgments, assumptions and estimates that affect the amounts reported. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements. We have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. However, actual results could differ from our assumptions and estimates, and such differences could be material.

We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.

Revenue Recognition—Volume and Support Incentives

Critical Estimates. We enter into incentive agreements with financial institution customers, merchants and other business partners to build payments volume and to increase product acceptance. These incentives are generally accounted for as reductions of operating revenue or expense where an identifiable benefit can be identified. Certain volume and support incentives are based on performance targets and are accrued systematically and rationally based upon estimates of future performance. Other incentives are based on fixed payments and are generally deferred, if certain criteria are met. The deferability criteria includes the existence of legally enforceable recoverability clauses, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of the deferred amounts. Capitalized amounts are amortized over the period of contractual recoverability.

Assumptions and Judgment. Estimation of volume and support incentives relies on forecasts of payments volume, estimates of card issuance and card conversion. Performance is estimated using customer reported information, transactional information accumulated from our systems, historical information and discussions with our customers.

Impact if Actual Results Differ from Assumptions. If our customers’ actual performance or recoverable cash flows are not consistent with our estimates, volume and support incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payment and transaction volume, and as a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2009, performance adjustments to volume and support agreements were less than 1% of our total operating revenues.

Fair Value—Visa Europe Put Option

Critical Estimates. We have granted Visa Europe a perpetual put option under which we are required to purchase all of the share capital of Visa Europe from its members at any time. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, as defined in the agreement, at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the forward 12-month period. See Note 3—Visa Europe to our consolidated financial statements for further detail regarding the calculation of the put exercise price under the agreement.

The fair value of Visa Europe’s option, which under certain conditions could obligate us to purchase its members’ equity interests for an amount greater than fair value, was determined to be approximately $346 million at September 30, 2009. While the put option is in fact non transferable, this amount, recorded in our financial statements represents our estimate of the amount we would be required to pay a third party market participant to transfer the put option in an orderly transaction. Our valuation methodology involves using probability weighted models designed to estimate the present value of our liability assuming various possible exercise decisions that Visa Europe could make, including the possibility it will never exercise its option, under different economic conditions in the future. While this amount represents the fair value of the put option at September 30, 2009, it does not represent the actual purchase price that we may be required to pay if the option is exercised, which could be several billion dollars or more. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis for further discussion.

Assumptions and Judgment. The most significant estimates used in the valuation of the fair value of the put option are the assumed probability that Visa Europe will elect to exercise its option, and the estimated differential between the forward price-to-earnings multiple applicable to our common stock, as defined in the put option agreement, and that applicable to Visa Europe on a stand alone basis at the time of exercise, which we refer to as the P/E differential.

Probability of Exercise—Exercise of the put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, under its articles of association). We estimate the assumed probability of exercise based on reasonably available information including, but not limited to: (i) Visa Europe’s stated intentions; (ii) indications that Visa Europe is preparing to exercise as reflected in its reported financial results; (iii) evaluation of market conditions, including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iv) qualitative factors applicable to Visa Europe’s largest members, which could indicate a change in their need or desire to liquidate their investment holdings.

P/E Differential—The P/E differential is determined by estimating the relative difference in the forward price-to-earnings multiples applicable to our common stock, as defined in the put option agreement, and that applicable to Visa Europe at the time of exercise. For valuation purposes, the forward price-to-earnings multiple applicable to our common stock at the time of exercise is estimated by evaluating various quantitative measures and qualitative factors. Quantitatively, we estimate our P/E ratio by dividing the average stock price over both the shorter of the preceding 24 months or since our IPO (the “long-term P/E calculation”) and the last 30 trading dates (the “30-day P/E calculation”) prior to the measurement date by the median estimate of our net income per share for the 12 months starting with the next calendar quarter immediately following the reporting date. This median earnings estimate is obtained from the Institutional Brokers’ Estimate System (I/B/E/S). We then determine the best estimate of our long term price-to-earnings multiple for valuation purposes by qualitatively evaluating the 30-day P/E calculation as compared to the long-term P/E calculation. In this evaluation we examine both measures to determine whether differences, if any, are the result of a fundamental change in long-term value of the Company or the result of short-term market volatility or other non-Company specific market factors that may not be indicative of our long-term forward P/E. We believe, given the perpetual nature of the put option, that a market participant would more heavily weight long-term value indicators, as opposed to short-term indicators.

Factors that might indicate a fundamental change in long-term value include, but are not limited to, changes in the regulatory environment, client portfolio, long-term growth rates or new product innovation. A consistent methodology is applied to a group of comparable public companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe. These estimates therefore are impacted by changes in stock prices and the financial market’s expectations of the future earnings of Visa Inc. and the comparable companies.

Other estimates of lesser significance applied include growth rates and foreign currency exchange rates applied in the calculation of Visa Europe’s projected sustainable adjusted net operating income.

The valuation model assumes a large range of annual growth rates reflecting the different economic environments and circumstances under which Visa Europe could decide to exercise. The lowest growth rates assumed reflect Visa Europe’s current business model as an association, owned by its member banks, while the highest reflect a successful shift to a for-profit model in anticipation of exercise. The scenarios with higher growth rates are assigned a significantly higher probability in the valuation model as we believe a market participant would more heavily weight these scenarios as it is likely that, should it choose to exercise its option, Visa Europe will seek to maximize the purchase price by adopting a for-profit business model in advance of exercising the put option. The foreign exchange rate used to translate Visa Europe’s results from euros to U.S. dollars reflects our estimate of long-term exchange rates and is determined based on forward foreign exchange rates available in the marketplace. The assumed timing of exercise of the put option used in the various modeled scenarios is not an overly significant assumption in the valuation as obligations calculated in later years are more heavily discounted in the calculation of present value.

Impact if Actual Results Differ from Assumptions. In the determination of the fair value of the put option at September 30, 2009, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise that is 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $71 million in the value of the put option. The put option became exercisable during fiscal 2009. The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at September 30, 2009. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that this obligation could become payable within 12 months.

Fair Value—Goodwill and Intangible Assets

Critical Estimates. We are required to estimate the fair value and useful lives of assets acquired and liabilities assumed in a business combination. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed is goodwill. We are subsequently required to assess assets acquired and goodwill for impairment.

Assumptions and Judgment. Judgment used in the valuation of assets and liabilities assumed in business combinations, including goodwill and intangible assets, can include the cash flows that an asset is expected to generate, the weighted average cost of capital and a discount rate determined by management. We believe that the assumptions made are comparable to those that market participants would use in making estimates of fair value. Determining the expected life of an intangible asset requires management judgment and is based on the evaluation of various factors, including the competitive environment, market share, customer history and macroeconomic situation. We determined that our brand and customer relationships intangible assets have indefinite lives, based on our significant market share, history of strong revenue and cash flow performance, and historical retention rates. Our assets acquired, liabilities assumed and related goodwill are assigned to one reporting unit, which is the level in which discrete financial information is available and reviewed by the chief operating decision maker.

Review of impairment is completed annually or whenever events and circumstances indicate that impairment may exist. Impairment testing for intangible assets requires the allocation of cash flows to those assets or asset group and if required, an estimate of fair value for the assets or asset group. Impairment exists if the fair value is less than the carrying value. Goodwill impairment is reviewed using a two-step process that involves comparing the fair value of the reporting unit to its carrying value and comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Management relies on a number of factors when completing impairment assessment including a review of discounted future cash flows, business plans and use of present value techniques. No impairment of our intangible assets or goodwill exists as of our July 1, 2009 annual assessment, and no events or circumstances indicate that impairment may exist thereafter as reflected by the overall performance of our business and market capitalization among other factors.

Impact if Actual Results Differ from Assumptions. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges. The carrying value of the goodwill and intangible assets was $21.1 billion, including $10.9 billion of indefinite-lived intangible assets at September 30, 2009.

Legal and Regulatory Matters

Critical Estimates. We are currently involved in various claims and legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.

Assumptions and Judgment. We evaluate the likelihood of a potential loss from any claim or legal proceeding to which we are a party. We record a liability for claims and legal proceedings when a loss is considered probable and the amount can be reasonably estimated. Significant judgment may be required in both the determination of probability and whether an exposure is reasonably estimable.

Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates.

Impact if Actual Results Differ from Assumptions. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial condition and results of operations.

Income Taxes

Critical Estimates. In calculating our effective tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

Assumptions and Judgment. We have various tax filing positions with regard to the timing and amount of deductions and credits, the establishment of reserves for audit matters and the allocation of income among various tax jurisdictions. We are also required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

Impact if Actual Results Differ from Assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities, including our current and deferred tax benefits associated with the settlement of the American Express litigation and the Discover litigation and other matters. See Note 21—Legal Matters to our consolidated financial statements. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded, and we were unable to realize this benefit, it could have a material and adverse effect on our financial results and cash flows.

Impact of Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) amended FASB ASC 260-10 to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method. The amendment requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We will adopt this amendment in the first quarter of fiscal 2010. This change will not result in any impact to fiscal 2009 and 2008 full year diluted class A net income per share.

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

Foreign Currency Exchange Rate Risk

Although most of our activities are transacted in U.S. dollars, we are exposed to adverse movements in foreign currency exchange rates. Risks from foreign currency exchange rate fluctuations are related primarily to adverse changes in the dollar value of revenues that are derived from foreign currency-denominated transactions, and to adverse changes in the dollar value of payments in foreign currencies, primarily for costs and expenses at our non-U.S. locations. We manage these risks by entering into foreign currency forward contracts with cash flow hedge accounting designation that hedges exposures of the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar denominated cash flows. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements. We do not use foreign currency forward contracts for speculative or trading purposes.

In fiscal 2009, we implemented a rolling hedge strategy program, which we anticipate utilizing going forward. Under this strategy, we seek to reduce the exchange rate risk from forecasted net exposure of revenues derived from and payments made in foreign currencies during the immediately following 12 months. The aggregate notional amount of our foreign currency forward contracts outstanding in our exchange rate risk management program was $742 million and $4 million, respectively, at September 30, 2009 and September 30, 2008. The aggregate notional amount of $742 million outstanding at September 30, 2009 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results for this period could materially differ from our forecast. The effect of a hypothetical 10% change of the U.S. dollar is estimated to create an additional fair value gain or loss of $61 million on our foreign currency forward contracts outstanding at September 30, 2009. See Note 13—Derivative Financial Instruments.

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

Interest Rate Risk

Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. These assets are included in cash equivalents, short-term available-for-sale investments and long-term available-for-sale investments. Investments in fixed rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Historically, we have been able to hold investments until maturity. Operating results or cash flows have not been, and are not expected to be, materially impacted by a sudden change in market interest rates. The fair value balances of our fixed-rate investment securities in fiscal 2009 and 2008 were $176 million and $403 million, respectively.

A hypothetical 100 basis point increase or decrease in interest rates would have impacted the fair value of our investment portfolio by approximately $3 million at September 30, 2009.

The fair value balances of our adjustable-rate debt securities were $34 million and $103 million at September 30, 2009 and 2008, respectively.

We have fixed rate debt which is subject to interest rate risk. A hypothetical 100 basis point increase or decrease in rates would have impacted the fair value of these notes by approximately $2 million at September 30, 2009.

Visa Europe Put Option

We have a liability related to the put option with Visa Europe which is recorded at fair market value at September 30, 2009. We are required to record any change in the fair value of the put option on a quarterly basis. In the determination of the fair value of the put option at September 30, 2009, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 5.3x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $44 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $71 million in the value of the put option. See Liquidity and Capital Resources and Critical Accounting Estimates above.

Pension Plan Assets Risk

Our total defined benefit pension plan assets were $703 million and $624 million at September 30, 2009 and 2008, respectively. Although these assets are not included in our financial statements, a material adverse decline in the value of pension plan assets could result in increases to our pension liability and a reduction to stockholders’ equity due to an increase in the underfunded status of the plan, increases in pension expense due to a decline in the expected rate of return on plan assets, and increases in required funding. We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for fiscal 2010, which we expect to make in September 2010.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

ITEM 8.	Financial Statements and Supplementary Data

VISA INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Visa Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2009, and the consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows of Visa U.S.A. Inc. and subsidiaries for the year ended September 30, 2007. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2009, and the results of the operations and cash flows of Visa U.S.A. Inc. and subsidiaries for the year ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year ended September 30, 2007 are those of Visa U.S.A. Inc. and subsidiaries, the accounting acquirer in the reorganization.

/s/ KPMG LLP

San Francisco, California

November 19, 2009

VISA INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	September 30, 2008
	(in millions)
Assets
Cash and cash equivalents	$4,617	$4,979
Restricted cash—litigation escrow (Note 4)	1,365	1,298
Investment securities
Trading (Note 5)	59	—
Available-for-sale (Note 5)	56	355
Settlement receivable	605	1,131
Accounts receivable	444	342
Customer collateral (Note 12)	812	679
Current portion of volume and support incentives	214	256
Current portion of deferred tax assets (Note 20)	703	944
Prepaid expenses and other current assets (Note 6)	366	1,190

Total current assets	9,241	11,174
Restricted cash—litigation escrow (Note 4)	350	630
Investment securities, available-for-sale (Note 5)	168	244
Volume and support incentives	102	123
Property, equipment and technology, net (Note 7)	1,204	1,080
Other assets (Note 6)	125	634
Intangible assets	10,883	10,883
Goodwill	10,208	10,213

Total assets	$32,281	$34,981

Liabilities
Accounts payable	$156	$159
Settlement payable	634	1,095
Customer collateral (Note 12)	812	679
Accrued compensation and benefits	396	420
Volume and support incentives	284	249
Accrued liabilities (Note 9)	754	306
Current portion of long-term debt (Note 10)	12	51
Current portion of accrued litigation (Note 21)	1,394	2,698
Redeemable class C (series III) common stock, no shares and 35 shares issued and outstanding, respectively (Note 15)	—	1,508

Total current liabilities	4,442	7,165
Long-term debt (Note 10)	44	55
Accrued litigation (Note 21)	323	1,060
Deferred tax liabilities (Note 20)	3,807	3,811
Other liabilities (Note 9)	472	613

Total liabilities	9,088	12,704

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2009	September 30, 2008
	(in millions, except par value data)
Temporary Equity and Minority Interest
Class C (series II) common stock, $0.0001 par value, no shares and 219 shares authorized, no shares and 80 shares issued and outstanding, net of subscription receivable, respectively (Note 15)	$—	$1,136
Minority interest	4	—

Total temporary equity and minority interest	4	1,136

Commitments and contingencies—(Note 18)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 470 and 448 issued and outstanding at September 30, 2009 and 2008, respectively (Note 15)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding (Note 15)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 131 shares issued and outstanding at September 30, 2009 (Note 15)	—	—
Class C (series I) common stock, $0.0001 par value, 814 shares authorized, 125 issued and 124 outstanding at September 30, 2008 (Note 15)	—	—
Class C (series III) common stock, $0.0001 par value, 64 shares authorized, 27 issued and outstanding at September 30, 2008 (Note 15)	—	—
Class C (series IV) common stock, $0.0001 par value, 1 shares authorized, 1 issued and outstanding at September 30, 2008 (Note 15)	—	—
Additional paid-in capital	21,160	21,060
Class C treasury stock (Note 15)	(2)	(35)
Accumulated income	2,219	186
Accumulated other comprehensive loss, net
Investment securities, available-for-sale	10	1
Defined benefit pension and other postretirement plans	(136)	(66)
Derivative instruments	(58)	—
Foreign currency translation loss	(4)	(5)

Total accumulated other comprehensive loss, net	(188)	(70)

Total stockholders’ equity and accumulated income	23,189	21,141

Total liabilities, temporary equity and minority interest, and stockholders’ equity	$32,281	$34,981

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2009	2008	2007(1)
	(in millions, except per share data)
Operating Revenues
Service revenues	$3,174	$3,061	$1,945
Data processing revenues	2,430	2,073	1,416
International transaction revenues	1,916	1,721	454
Other revenues	625	569	280
Volume and support incentives	(1,234)	(1,161)	(505)

Total operating revenues	6,911	6,263	3,590

Operating Expenses
Personnel	1,143	1,199	721
Network, EDP and communications	393	339	249
Advertising, marketing and promotion	918	1,016	581
Visa International fees	—	—	173
Professional and consulting fees	353	438	334
Depreciation and amortization	226	237	126
Administrative and other	338	332	202
Litigation provision (Note 21)	2	1,470	2,653

Total operating expenses	3,373	5,031	5,039

Operating income (loss)	3,538	1,232	(1,449)

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	—	1	40
Interest expense	(115)	(143)	(81)
Investment income, net (Notes 5 and 6)	575	211	103
Other	2	35	—

Total other income	462	104	62

Income (loss) before income taxes and minority interest	4,000	1,336	(1,387)
Income tax expense (benefit) (Note 20)	1,648	532	(316)

Income (loss) before minority interest	2,352	804	(1,071)
Minority interest	1	—	(5)

Net income (loss)	$2,353	$804	$(1,076)

Basic net income per share (Note 16)(2)
Class A common stock	$3.11	$0.96

Class B common stock	$1.98	$0.85

Class C common stock	$3.11

Class C (series I) common stock		$0.96

Class C (series II) common stock		$0.79

Class C (series III and IV) common stock		$0.96

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended September 30,
	2009	2008	2007(1)
	(in millions, except per share data)
Basic weighted average shares outstanding (Note 16)(2)
Class A common stock	451	239

Class B common stock	245	333

Class C common stock	148

Class C (series I) common stock		191

Class C (series II) common stock		56

Class C (series III and IV) common stock		44

Diluted net income per share (Note 16)(2)
Class A common stock	$3.10	$0.96

Class B common stock	$1.98	$0.85

Class C common stock	$3.10

Class C (series I) common stock		$0.96

Class C (series II) common stock		$0.79

Class C (series III and IV) common stock		$0.96

Diluted weighted average shares outstanding (Note 16)(2)
Class A common stock	758	769

Class B common stock	245	333

Class C common stock	148

Class C (series I) common stock		191

Class C (series II) common stock		56

Class C (series III and IV) common stock		44

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A., the accounting acquirer in the business combination.
(2)	For the years ended September 30, 2007, Visa U.S.A. was a non-stock corporation and therefore there was no comparable metric for net income per share and no common stock outstanding.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Class A	Class B	Class C(1)	Class C (series II)	Class C (series III and series IV)	Additional Paid In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
	(in millions, except per share data)
Balance as of September 30, 2006(2)	—	—	—	—	—	$—	$—	$584	$(1)	$583

Net loss								(1,076)		(1,076)
Other comprehensive income, net of tax									3	3

Comprehensive loss										(1,073)
Adjustment to initially apply FASB ASC 715, net of tax								(9)	(2)	(11)

Balance as of September 30, 2007(2)	—	—	—	—	—	—	$—	$(501)	$—	$(501)

Tax adjustment as a result of adoption of FASB ASC 740								8		8
Net income								804		804
Other comprehensive loss, net of tax									(70)	(70)

Comprehensive income										734
Issuance of regional classes of common stock		426	258			12,613				12,613
Issuance of class EU (series I and series III) common stock					63	3,068				3,068
Issuance of class EU (series II) common stock				28		1,104				1,104
Conversion of regional common stock in the true-up (Note 15)		(26)	27			1,150				1,150
Issuance of class C (series II) common stock				52		—				—
Reclassification of common stock upon IPO:
Class C (series III) common stock to liabilities (Note 15)					(35)	(1,508)				(1,508)
Class C (series II) common stock to temporary equity (Note 15)				(80)		(1,104)		(21)		(1,125)
Proceeds from issuance of class A common stock, net of offering expenses of $586	447					19,064				19,064
Issuance of restricted share awards	1					—				—
Redemption of class B and class C common stock		(155)	(160)			(13,446)				(13,446)
Accretion of class C (series II) common stock (Note 15)								(19)		(19)
Share-based compensation (Note 17)						80				80
Cash dividends declared, at a quarterly amount of $0.105 per as-converted share								(93)		(93)
Impact of cash dividend declaration on class C (series II) common stock (Note 15)								8		8
Special IPO dividends received from cost-method investees (Note 15)			(1)			39	(35)			4

Balance as of September 30, 2008	448	245	124	—	28	$21,060	$(35)	$186	$(70)	$21,141

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock
	Class A	Class B	Class C(1)	Class C (series II)	Class C (series III and series IV)	Additional Paid In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
	(in millions, except per share data)
Net income								2,353		2,353
Other comprehensive loss, net of tax									(118)	(118)

Comprehensive income										2,235
Issuance of restricted share awards	1					—				—
Conversion of class C (series III) and class C (series IV) into class C (series I) common stock (Note 15)			28		(28)					—
Conversion of class C common stock upon sale into public market (Note 15)	21		(21)							—
Share-based compensation (Note 17)						115				115
Tax benefit for share-based compensation						7				7
Cash proceeds from exercise of stock options						32				32
Restricted stock instruments settled in cash for taxes						(22)				(22)
Accretion of class C (series II) common stock								(2)		(2)
Cash dividends declared, at a quarterly amount of $0.105 per as-converted share (Note 15)								(318)		(318)
Gain upon issuance of equity interest in joint venture (Note 1)						6				6
Retirement of treasury stock						(39)	34			(5)
Special IPO dividends received from cost-method investees (Note 15)						1	(1)			—

Balance as of September 30, 2009	470	245	131	—	—	$21,160	$(2)	$2,219	$(188)	$23,189

(1)	Shares of class C (series I) common stock were designated as class C common stock with no series designation upon October 2008 redemption.
(2)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A., the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2009	2008	2007(1)
	(in millions)
Net income (loss)	$2,353	$804	$(1,076)
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain (loss)	18	(27)	9
Income tax effect	(7)	11	(3)
Reclassification adjustment for net (gain) loss realized in net income (loss)	(3)	25	(4)
Income tax effect	1	(10)	1

	9	(1)	3

Defined benefit pension and other postretirement plans	(112)	(104)	—
Income tax effect	42	40	—

	(70)	(64)	—

Derivative instruments
Net unrealized (loss) gain	(92)	2	—
Income tax effect	30	(1)	—
Reclassification adjustment for net loss (gain) realized in net income	6	(2)	—
Income tax effect	(2)	1	—

	(58)	—	—

Foreign currency translation gain (loss)	1	(5)	—

Other comprehensive (loss) income, net of tax	(118)	(70)	3

Comprehensive income (loss)	$2,235	$734	$(1,073)

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A., the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2009	2008	2007(1)
	(in millions)
Operating Activities
Net income (loss)	$2,353	$804	$(1,076)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of other investments (Note 6)	(473)	—	—
Depreciation and amortization of property, equipment and technology	226	237	126
Amortization of investments, debt issuance cost and accretion of member deposits	—	—	11
Share-based compensation	115	74	—
Tax benefit for share-based compensation	(7)	—	—
Restricted stock instruments settled in cash for taxes	(22)	—	—
Fair value adjustment for liability under the Framework Agreement	—	(35)	—
Interest earned on litigation escrow, net of tax	(15)	(13)	—
Net recognized loss on investment securities, including other-than-temporary impairment	5	34	(4)
Asset impairment	11	34	—
Loss on disposal of property, equipment and technology	2	—	2
Minority interest	(1)	—	5
Amortization of volume and support incentives	1,234	1,161	489
Accrued litigation and accretion	95	1,601	2,913
Equity in earnings of unconsolidated affiliates	—	(1)	(40)
Deferred income taxes	297	(27)	(874)
Change in operating assets and liabilities:
Trading securities	34	—	—
Accounts receivable	(102)	(24)	(29)
Settlement receivable	526	(543)	32
Volume and support incentives	(1,136)	(1,378)	(507)
Other assets	(109)	(158)	(172)
Accounts payable	(3)	(10)	(20)
Settlement payable	(461)	451	(39)
Accrued compensation and benefits	(23)	(115)	65
Accrued and other liabilities	213	(33)	(3)
Accrued litigation	(2,201)	(1,525)	(231)
Member deposits	—	(3)	(143)

Net cash provided by operating activities	558	531	505

Investing Activities
Investment securities, available-for-sale:
Purchases	(7)	(1,509)	(3,070)
Proceeds from sales and maturities	297	2,458	2,769
Distribution from money market investment (Note 6)	884	—	—
Reclassification of money market investment	—	(983)	—
Proceeds from sale of other investments	1,008	—	—
Cash acquired through reorganization	—	1,002	—
Purchases of/contributions to other investments	(48)	(25)	(3)
Dividends/distributions from other investments	2	22	1
Purchases of property, equipment and technology	(306)	(415)	(160)
Proceeds from sale of property, equipment and technology	—	4	—

Net cash provided by (used in) investing activities	1,830	554	(463)

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2009	2008	2007(1)
	(in millions)
Financing Activities
Proceeds from short-term borrowing	—	2	—
Payments on short-term borrowing	—	(2)	—
Proceeds from sale of common stock, net of issuance costs of $550	—	19,100	—
Tax benefit for share-based compensation	7	—	—
Cash proceeds from exercise of stock options	32	—	—
Funding of litigation escrow account—Retrospective Responsibility Plan	(1,800)	(3,000)	—
Payment from litigation escrow account—Retrospective Responsibility Plan	2,028	1,085	—
Funding of tax escrow account for income tax withheld on stock proceeds	—	(116)	—
Payments from tax escrow account	—	116	—
Payment for redemption of stock	(2,646)	(13,446)	—
Dividends paid	(318)	(93)	—
Principal payments on debt	(50)	(18)	(33)
Principal payments on capital lease obligations	(4)	(4)	(4)

Net cash (used in) provided by financing activities	(2,751)	3,624	(37)

Effect of exchange rate translation on cash and cash equivalents	1	(5)	—

(Decrease) Increase in cash and cash equivalents	(362)	4,704	5
Cash and cash equivalents at beginning of year	4,979	275	270

Cash and cash equivalents at end of year	$4,617	$4,979	$275

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,172	$678	$413
Amounts included in accounts payable and accrued liabilities related to purchases of property, equipment and technology	$18	$32	$6
Interest payments on debt	$7	$8	$4
Common stock issued in acquisition	$—	$17,935	$—
Assets acquired in joint venture with note payable and equity interest issued	$22	$—	$—

(1)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A., the accounting acquirer in the business combination.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization—Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of check and cash. The Company provides financial institutions with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards, which are the independent responsibility of the Company’s issuing customers. In order to respond to industry dynamics and enhance Visa’s ability to compete, Visa undertook a reorganization in October 2007, and in March 2008 the Company completed its initial public offering (the “IPO”). See Note 2—The Reorganization.

Consolidation and basis of presentation—The consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all entities that are controlled by ownership of a majority voting interest as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications, not affecting net income, have been made to prior period information to conform to the current period presentation format.

Prior to the October 2007 reorganization, Visa operated as five corporate entities related by ownership and membership: Visa U.S.A., Visa International Service Association (“Visa International” comprising the operating regions of Asia Pacific (“AP”), Latin America and Caribbean (“LAC”), and Central and Eastern Europe, Middle East and Africa (“CEMEA”)), Visa Canada Inc. (“Visa Canada”), Inovant LLC (“Inovant”), and Visa Europe Limited (“Visa Europe”). See Note 2—The Reorganization. Beginning October 1, 2007, the Company’s consolidated results include Visa U.S.A., Visa International, Visa Canada and Inovant. Visa Europe did not become a subsidiary of Visa Inc. as part of the reorganization. See Note 3—Visa Europe. Consolidated results for the year ended September 30, 2007 are those of Visa U.S.A., the accounting acquirer in the reorganization.

During the first quarter of fiscal 2009, the Company formed Visa Processing Services, Ltd. (“VPS”) and issued a 30% minority interest to and executed a joint venture agreement with Yalamanchili International Pte. Ltd., a payments processor and software company that will enable VPS to extend multi-currency and multi-language debit, credit and prepaid processing capabilities outside of the United States. The Company retained the remaining 70% interest in VPS, which is consolidated in the financial statements.

In fiscal 2010, the Company will report non-controlling interests (previously referred to as minority interests) as a component of equity. The adoption will primarily impact the presentation of the consolidated financial statements including all comparable periods.

The Company has one operating and reportable segment, “Payment Services.” The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly all significant operating decisions are based on analysis of Visa Inc. as a single global business.

Use of estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Future actual results could materially differ from these estimates. The use of estimates in specific accounting policies are described further below as appropriate.

Cash and cash equivalents—Cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

Restricted cash—Litigation escrow—The Company deposited funds from the IPO and its own funds into an Escrow Account from which settlements of, or judgments in, the covered litigation will be paid. See Note 4—Retrospective Responsibility Plan for discussion of covered litigation. The escrow funds are held in money market investments together with the income earned, less applicable taxes payable, and classified as restricted cash on the consolidated balance sheet. The amount of the Escrow Account, equivalent to the actual undiscounted amount of payments expected to be made beyond one year from the balance sheet date for settled claims, is classified as a non-current asset. Interest earned on escrow funds is included in investment income, net, on the consolidated statement of operations.

Investments and fair value—Effective October 1, 2008, the Company began to measure certain required assets and liabilities at fair value as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework for measuring fair value, sets out a three-level fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.

The three levels of the valuation hierarchy and the classification of the Company’s financial assets and liabilities within the hierarchy are as follows:

Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The fair value of the Company’s cash equivalents (money market funds), mutual fund equity securities and exchange-traded equity securities are based on quoted prices and are therefore classified as Level 1.

Level 2—Inputs to the valuation methodology can include: (1) quoted prices in active markets for similar (not identical) assets or liabilities; (2) quoted prices for identical or similar assets in non-active markets; (3) inputs other than quoted prices that are observable for the asset or liability; or (4) inputs that are derived principally from or corroborated by observable market data.

Level 2 assets include U.S. government-sponsored debt securities, and Canadian government debt securities for which fair value is based on quoted prices in active markets for similar assets, and other observable inputs. Level 2 assets and liabilities also include foreign exchange derivative instruments in an asset or liability position and are valued using inputs that are derived principally from or corroborated with observable market data.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Level 3—Inputs to the valuation methodology are unobservable and cannot be corroborated by observable market data. Inputs reflect the use of significant management judgment via the use of pricing models for which the assumptions include estimates of market participant assumptions. Level 3 assets include the Company’s auction rate securities, corporate debt securities, mortgage backed securities and other asset backed securities. Level 3 liabilities include the Visa Europe put option. See Note 3—Visa Europe.

FASB provided further guidance in April 2009 on how to determine the fair value of assets and liabilities when there is no active market or where the price inputs being used to determine fair value represent distressed sales. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Available-for-sale securities include investments in debt and marketable equity securities. These securities are recorded at cost at the time of purchase and are carried at fair value. The Company classifies its debt and marketable equity securities as available-for-sale to meet its operational needs. Investments with original maturities greater than 90 days and stated maturities less than one year from the balance sheet date are current assets, while those with stated maturities greater than one year from the balance sheet date are non-current assets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss) on the consolidated balance sheets. The specific identification method is used to determine realized gain or loss. Dividend and interest income are recognized when earned and are included in investment income, net on the consolidated statements of operations.

The Company evaluates its debt securities for other-than-temporary impairment (“OTTI”) on an ongoing basis. OTTI is assessed when fair value is below amortized cost. OTTI can be triggered when a company has the intent to sell a security, is more likely than not required to sell the security before recovery of the amortized cost basis, or does not expect to recover the entire amortized cost basis of the security. The Company has not presented required separate disclosures because its gross unrealized loss positions in debt securities for the periods presented are not material. In addition, the credit and non-credit loss components of debt securities on the balance sheet for which OTTI was previously recognized were not material. The Company recognized $9 million in OTTI during fiscal 2009 primarily related to corporate debt, mortgage backed and asset backed securities. In fiscal 2008, the Company recognized $9 million in OTTI primarily related to auction rate securities.

Trading assets include mutual fund equity security investments related to various employee compensation and benefit plans. The trading activity of these investments is dependent upon the actions of the Company’s employees. On October 1, 2008, the Company adopted FASB ASC 825 and elected the fair value option to account for these investments, which had previously been reported as available-for-sale investments. There was no impact to the consolidated statements of operations as a result of this adoption. Changes in fair value are recorded in investment income, net, and offset in personnel expense on the consolidated statements of operations.

The Company uses the equity method of accounting for investments in other entities when it holds between 20% and 50% ownership in the entity or when it exercises significant influence. Under the equity method, the Company’s share of each entity’s profit or loss is reflected in equity in earnings of unconsolidated affiliates on the consolidated statements of operations. The equity method of accounting is also used for flow-through entities such as limited partnerships and limited liability

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

companies when the investment ownership percentage is equal to or greater than 5% of outstanding ownership interests, regardless of whether the Company has significant influence over the investees.

The Company accounts for investments in other entities under the historical cost method of accounting when it holds less than 20% ownership in the entity or for flow-through entities when the investment ownership is less than 5%, and the Company does not exercise significant influence. These investments consist of equity holdings in non-public companies and are recorded in other assets on the consolidated balance sheets.

The Company regularly reviews investments accounted for under the cost and equity methods for possible impairment, which generally involves an analysis of the facts and circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

Financial instruments—The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash-litigation escrow, trading and available-for sale investments, the Reserve Primary Fund (see Note 6—Prepaid Expenses and Other Assets), accounts receivable, non-marketable equity investments, customer collateral, accounts payable, debt, settlement guarantees, derivative instruments, the Visa Europe put option, and settlement receivable and payable. The estimated fair value of such instruments at September 30, 2009 approximates their carrying value as reported on the consolidated balance sheets except as otherwise disclosed, or as deemed impracticable to estimate the fair value, such as for non marketable equity investments. See Note 5—Investments and Fair Value Measurements.

Settlement receivable and payable—The Company operates systems for clearing and settling customer payment transactions. Net settlements are generally cleared within one to two business days, resulting in amounts due to and from financial institution customers. These settlement receivables and payables are stated at cost and are presented gross on the consolidated balance sheets.

Customer collateral—The Company holds cash deposits and other noncash assets from certain customers in order to ensure their performance of settlement obligations arising from credit, debit and travelers cheque product clearings. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets. Noncash collateral assets are held on behalf of the Company by a third party and are not recorded on the consolidated balance sheets. See Note 12—Settlement Guarantee Management.

Property, equipment and technology, net—Property, equipment, and technology, net are recorded at historical cost less accumulated depreciation and amortization, which are computed on a straight-line basis over the asset’s estimated useful life. Depreciation and amortization of technology, furniture, fixtures and equipment are computed over estimated useful lives ranging from 2 to 7 years. Capital leases are amortized over the lease term and leasehold improvements are amortized over the shorter of the useful life of the asset or lease term. Building improvements are depreciated between 3 and 40 years, and buildings are depreciated over 40 years. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life. Land and construction-in-progress are not depreciated. Fully depreciated assets are retained in property, equipment and technology, net, until removed from service.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Technology includes both purchased and internally developed software. Internally developed software represents software primarily used by the VisaNet electronic payment network. Internal and external costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology’s estimated useful life.

Leases—The Company enters into operating and capital leases for the use of premises, software and equipment. Rent expense related to lease agreements which contain lease incentives are recorded on a straight-line basis.

Intangible assets—The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Intangible assets with finite useful lives are amortized on a straight-line basis. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events and circumstances indicate that impairment may exist. Intangible assets consist of tradename, customer relationships and Visa Europe franchise right, all of which have indefinite useful lives.

The Company tests each category of intangible assets for impairment on an aggregate basis, which may require the allocation of cash flows and/or an estimate of fair value to those assets or asset group. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The Company relies on a number of factors when completing impairment assessment including a review of discounted future cash flows, business plans and use of present value techniques. The Company evaluated its intangible assets for impairment as of July 1, 2009 and concluded there was no impairment as of that date. No recent events or circumstances indicate that impairment may exist.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or whenever events and circumstances indicate that impairment may exist. The Company has only one reporting unit, which is the level in which discrete financial information is available and reviewed by the chief operating decision maker.

Impairment is reviewed using a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company relies on a number of factors when completing impairment assessment including a review of discounted future cash flows, business plans and use of present value techniques. The Company evaluated its goodwill for impairment as of July 1, 2009 and concluded there was no impairment as of that date. No recent events or circumstances indicate that impairment may exist as reflected by the Company’s overall business performance and market capitalization.

Impairment of long-lived assets—The Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Volume and support incentives—The Company enters into incentive agreements with financial institution customers, merchants, and other business partners designed to build payments volume and to increase product acceptance. These incentives are generally accounted for as reductions of operating revenues or expenses where an identifiable benefit can be identified. The Company generally capitalizes certain incentive payments under these agreements if certain criteria are met. The capitalization criteria includes the existence of legally enforceable recoverability clauses, such as early termination clauses, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of the deferred amounts. Incentives are accrued systematically and rationally based on management’s estimate of the customers’ performance. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate. Capitalized amounts are amortized over the period of contractual recoverability.

Accrued litigation—The Company evaluates the likelihood of an unfavorable outcome of legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel, and actual outcomes of related legal proceedings may materially differ from the Company’s judgment. Accrued litigation associated with settled obligations to be paid over periods longer than one year is initially recorded using the present value of future payment obligations. The obligation is accreted to its full payment value with the corresponding accretion charge included in interest expense on the consolidated statement of operations. The Company expenses legal costs as incurred in professional and consulting fees. See also Note 21—Legal Matters.

Revenue recognition—The Company’s operating revenues are comprised principally of service revenues, data processing revenues, international transaction revenues and other revenues, reduced by costs incurred under volume and support incentives. The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Service revenues predominantly represent payments by customers with respect to their card programs carrying marks of the Visa brand and are based principally upon spending on Visa-branded cards for goods and services. Current quarter service revenues are assessed using a calculation of pricing applied to the prior quarter’s payments volume. The Company also earns revenues from assessments designed to support ongoing acceptance and volume growth initiatives. These revenues are recognized in the same period the related volume is transacted.

Data processing revenues represent revenues earned for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among the Company’s customers globally and Visa Europe. These revenues are recognized in the same period the related transactions occur or services are rendered.

International transaction revenues are assessed to customers on cardholder transactions where the cardholder’s issuer country is different from the merchant’s country. Revenues from these cross-border transactions are recognized in the same period the related transactions occur or services are rendered.

Other revenues include revenues earned from Visa Europe in connection with the Framework Agreement (see Note 3—Visa Europe), optional card enhancements, such as extended cardholder

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

protection and concierge services, cardholder services, and other services provided to customers. Other revenues are recognized in the same period the related transactions occur or services are rendered.

Advertising, marketing and promotion—The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Sponsorship costs are recognized over the period in which the Company benefits from the sponsorship rights. Promotional items are expensed as incurred, when the related services are received, or when the related event occurs.

Income taxes—The Company’s income tax expense consists of two components: current and deferred. Current income tax expense represents taxes to be paid for the current period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portions that are not expected to be realized based on the level of historical taxable income, projections of future taxable income over the periods in which the temporary differences are deductible, and allowable tax planning strategies.

Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to uncertain tax positions in other income (expense) in the consolidated statement of operations.

The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. Foreign taxes paid are generally deducted to reduce federal income taxes payable.

Pension and other postretirement benefit plans—The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on matching the duration of a pool of high quality corporate bonds to the expected benefit payment stream, and is used to determine the present value of the Company’s future benefit obligations. The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in the net periodic pension calculation over the expected average employee future service period, approximately 8 years for United States plans. Other assumptions involve demographic factors such as retirement, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.

The Company recognizes the funded status of its benefit plans in its consolidated balance sheet as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company immediately recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits. See Note 11—Pension, Postretirement and Other Benefits.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Foreign currency remeasurement and translation—The Company’s functional currency is the U.S. dollar for the majority of its foreign operations. Transactions denominated in currencies other than the applicable functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are maintained at historical exchange rates. Gains and losses related to remeasurement are recorded in administrative and other in the consolidated statements of operations.

The functional currency in Canada is the Canadian dollar. Translation from the Canadian dollar to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets.

Derivative financial instruments—The Company uses forward foreign exchange contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted operating revenues and expenses. Derivatives are carried at fair value on the consolidated balance sheets. Gains and losses resulting from changes in fair value of derivative instruments are accounted for either in accumulated other comprehensive income (loss) on the consolidated balance sheets, or in the consolidated statements of operations (in the corresponding account where revenue or expense is hedged, or to administrative and other for hedge amounts determined to be ineffective) depending on whether they are designated and qualify for hedge accounting. Fair value represents the difference in the value of the contracts at the contractual rate and the value at current market rates, and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments.

Additional disclosures that demonstrate how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows have not been presented because the impact of derivative instruments is immaterial to the overall consolidated balance sheets, statements of operations and statements of comprehensive income. See Note 13—Derivative Financial Instruments.

Guarantees and indemnifications—The Company recognizes an obligation for guarantees and indemnifications at inception if the fair value is estimable, regardless of the probability of occurrence. The Company indemnifies issuing and acquiring customers from settlement losses suffered by the failure of any other customer to honor drafts, travelers cheques, or other instruments processed in accordance with Visa’s operating regulations. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets and is described in Note 12—Settlement Guarantee Management. The Company also indemnifies Visa Europe for any claims arising out of the provision of services brought against Visa Europe by Visa Inc.’s customer financial institutions, as described in Note 18—Commitments and Contingencies.

Share-based compensation—The Company recognizes share-based compensation cost using the fair value method of accounting. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance awards is initially estimated based on target performance and is adjusted as appropriate throughout the performance period. See Note 17—Share-based Compensation.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Net income per share—The Company calculates net income per share using the two-class method to reflect the different rights of each class and series of outstanding common stock. See Note 16—Net Income Per Share. In fiscal 2010, the Company will include unvested instruments granted in share-based payment transactions that have non-forfeitable rights to dividends or dividend equivalents in the calculation of net income per share as a separate class of security. This change will not result in any impact to fiscal 2009 and 2008 full year diluted class A net income per share.

Recently Issued Accounting Pronouncements

In December 2007, FASB ASC 805 was issued which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the treatment of acquisition related transaction costs, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, and the recognition of changes in the acquirer’s income tax valuation allowance. In April 2009, FASB ASC 805-20 was issued with regard to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company will adopt these standards on October 1, 2009. The adoption is not expected to have a material impact on the consolidated financial statements.

In December 2008, FASB ASC 715-20 was issued which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this standard are effective for fiscal years ending after December 15, 2009 and are not required for earlier periods presented for comparative purposes. Earlier application is permitted. This standard impacts disclosures only and will not have an effect on the consolidated financial position or results of operations upon adoption. The Company will adopt this standard in fiscal 2010.

In May 2009, FASB ASC 855 was issued and established standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds to the release of their financial statements. The Company has since adopted the standard and subsequent events have been evaluated through November 19, 2009.

In June 2009, FASB ASC 810-10 was issued. ASC 810-10 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company will adopt ASC 810-10 effective October 1, 2010. Early adoption is prohibited. The Company is evaluating the impact of adopting ASC 810-10 on its consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Note 2—The Reorganization

Description of the Reorganization and Purchase Consideration

In a series of transactions from October 1 to October 3, 2007, Visa undertook a reorganization in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. and the Retrospective Responsibility Plan was established. See Note 4—Retrospective Responsibility Plan. For accounting purposes, the Company reflected the reorganization as a single transaction occurring on October 1 (the “reorganization date”), using the purchase method of accounting with Visa U.S.A. as the accounting acquirer. The net assets underlying the acquired interests in Visa International, Visa Canada, and Inovant (the “acquired interests”) were recorded at fair value at the reorganization date with the excess purchase price over this value attributed to goodwill. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions and entered into a set of contractual arrangements with the Company in connection with the reorganization.

The Company issued different classes and series of common stock in the reorganization reflecting the different rights and obligations of the Visa financial institution members and Visa Europe. The allocation of the Company’s common stock to each of Visa AP, Visa LAC, Visa CEMEA, Visa Canada (collectively the “acquired regions”) and Visa U.S.A. (collectively “the participating regions”) was based on each entity’s expected relative contribution to the Company’s projected fiscal 2008 net income, after giving effect to negotiated adjustments. This allocation was adjusted shortly prior to the IPO (the “true-up”) to reflect actual performance in the four quarters ended December 31, 2007. The allocation of the Company’s common stock and other consideration conveyed to Visa Europe in exchange for its ownership interest in Visa International and Inovant was determined based on the fair value of each element exchanged in the reorganization as discussed below and in Note 3—Visa Europe. Total shares authorized and issued to the financial institution member groups of the participating regions and to Visa Europe in the reorganization totaled 775,080,512 shares of class B and class C common stock.

Total purchase consideration, inclusive of the true-up, of approximately $18.4 billion comprised of the following:

in millions
Visa Inc. common stock	$17,935
Visa Europe put option	346
Liability under Framework Agreement	132

Total purchase consideration	$18,413

Visa Inc. Common Stock Issued in Exchange for the Acquired Interests

The value of the purchase consideration conveyed to each of the member groups of the acquired regions was determined by valuing the underlying businesses contributed by each, after giving effect to negotiated adjustments. The fair value of the purchase consideration, consisting of 258,022,779 shares of class C (series I) common stock, was approximately $12.6 billion, measured at June 15, 2007, or the date on which all parties entered into the global restructuring agreement. Additional purchase consideration of $1.2 billion, consisting of 26,138,056 incremental shares of class C common stock valued at $44 per share were issued to the acquired regions shortly before the IPO in connection with the true-up. The fair value of these shares was determined based on the price per share in the IPO.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

To value the shares issued on June 15, 2007 (the “measurement date”), the Company primarily relied upon the analysis of comparable companies with similar industry, business model and financial profiles. This analysis considered a range of metrics including the forward multiples of revenue; earnings before interest, depreciation and amortization; and net income of these comparable companies. Ultimately, the Company determined that the forward net income multiple was the most appropriate measure to value the acquired regions and reflect anticipated changes in the Company’s financial profile prospectively. This multiple was applied to the corresponding forward net income of the acquired regions to calculate their value. The most comparable company identified was MasterCard Inc. Therefore, the most significant input into this analysis was MasterCard’s forward net income multiple of 27 times net income at the measurement date.

Visa Inc. Common Stock Issued to Visa Europe

As part of the reorganization, Visa Europe received 62,762,788 shares of class C (series III and IV) common stock valued at $3.1 billion based on the value of the class C (series I) common stock issued to the acquired regions. Visa Europe also received 27,904,464 shares of class C (series II) common stock valued at $1.104 billion determined by discounting the redemption price of these shares using a risk-free rate of 4.9% over the period to October 2008, when these shares were redeemed by the Company. Prior to the IPO, the Company issued Visa Europe an additional 51,844,393 class C (series II) common stock at a price of $44 per share in exchange for a subscription receivable. The issuance and subscription receivable were recorded as offsetting entries in temporary equity at September 30, 2008. Completion of the Company’s IPO triggered the redemption feature of this stock and in March 2008, the Company reclassified all outstanding shares of the class C (series II) common stock at its then fair value of $1.125 billion to temporary equity on the consolidated balance sheet with a corresponding reduction in additional paid-in-capital of $1.104 billion and accumulated income of $21 million. From March 2008 to October 10, 2008, the date these shares were redeemed, the Company recorded accretion of this stock to its redemption price through accumulated income.

Fair Value of Assets Acquired and Liabilities Assumed

Total purchase consideration has been allocated to the tangible and identifiable intangible assets and liabilities assumed underlying the acquired interests based on their fair value on the reorganization date. The excess of purchase consideration over net assets assumed was recorded as goodwill. The following table summarizes this allocation.

in millions
Tangible assets and liabilities
Current assets	$1,733
Non-current assets	1,122
Current liabilities	(1,194)
Non-current liabilities	(4,426)
Intangible Assets	10,883
Goodwill	10,295

Net assets acquired	$18,413

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Condensed Pro Forma Results of Operations

The following condensed Visa Inc. pro forma results of operations for fiscal 2007 have been prepared to give effect to the reorganization described above assuming it occurred on October 1, 2006. The condensed pro forma results below are presented for illustrative purposes only and have been prepared by applying adjustments to the historical consolidated statements of operations of Visa U.S.A., Visa International and Visa Canada for fiscal 2007.

(in millions except share and per share data)	Fiscal 2007
Total operating revenues	$5,193
Total operating expenses	(6,309)

Operating loss	(1,116)

Total other income	109

Loss before income taxes	(1,007)
Income tax benefit	(146)

Net loss	$(861)

Basic and diluted net loss per share	$(1.11)

Shares used in basic and diluted net loss per share	775,080,512

The condensed pro forma results presented above reflect the Company’s continuing eligibility to claim the special deduction afforded to companies that operate on a cooperative or mutual basis under California Revenue and Taxation Code §24405. Had ineligibility for the special deduction been reflected at October 1, 2006 in the condensed pro forma results, pro forma income tax benefit would decrease and pro forma net loss would increase by approximately $31 million.

Note 3—Visa Europe

Under the terms of the reorganization, Visa Europe exchanged its ownership interest in Visa International and Inovant for Visa Inc. common stock as described in Note 2—The Reorganization, a put-call option agreement and a Framework Agreement, as described below.

Visa Europe Put Option Agreement

The Company granted Visa Europe a perpetual put option, which if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The put option became exercisable during fiscal 2009. The Company is required to purchase the shares of Visa Europe no later than 285 days after exercise of the put option. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple (the “P/E ratio”) at the time the option is exercised (as defined in the option agreement) to Visa Europe’s projected sustainable adjusted net operating income for the forward 12-month period (“adjusted sustainable income”). Visa Europe’s adjusted sustainable income is calculated under the terms of the put option agreement and includes potentially material adjustments for cost synergies and other negotiated items.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Fair Value of Put Option. At September 30, 2009, the Company determined the fair value of the put option to be approximately $346 million. While this amount represents the fair value of the put option at September 30, 2009, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third party market participant to transfer the potential obligation in an orderly transaction.

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

Exercise of the put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, under its articles of association). The Company estimates the assumed probability of exercise based on reasonably available information including, but not limited to: (i) Visa Europe’s stated intentions; (ii) indications that Visa Europe is preparing to exercise as reflected in its reported financial results; (iii) evaluation of market conditions, including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iv) qualitative factors applicable to Visa Europe’s largest members, which could indicate a change in their need or desire to liquidate their investment holdings. Factors impacting the assumed P/E differential used in the calculation include material changes in the P/E ratio of Visa Inc. and those of a group of comparable companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe.

In determining the fair value of the put option at September 30, 2009, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential at the time of exercise of 5.3x. These assumptions are consistent with those used in the valuation of the put option at September 30, 2008. The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at September 30, 2009. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Changes in fair value are included in the Company’s consolidated statement of operations. See Note 5—Investments and Fair Value Measurements for additional discussion of the fair value of the put option.

Visa Call Option Agreement

Visa Europe granted to Visa Inc. a perpetual call option under which the Company may be entitled to purchase all of the share capital of Visa Europe. The Company may exercise the call option, in the event of certain triggering events. These triggering events involve the performance of Visa Europe measured as an unremediated decline in the number of merchants or ATM’s in the Visa Europe region that accept Visa-branded products. The Company believes the likelihood of these triggers occurring to be remote.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

The Framework Agreement

The relationship between Visa Inc. and Visa Europe is governed by a Framework Agreement, which provides for trademark and technology licenses and bilateral services as described below.

Visa Inc., Visa U.S.A., Visa International and Inovant, as licensors, granted to Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the licensors and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information technology and information processing services and participation in the Visa system. Visa Europe may sublicense the Visa trademarks and technology intellectual property to its members and other sublicensees under agreed upon circumstances.

The fee payable for these irrevocable and perpetual licenses is approximately $143 million per year, payable quarterly (“quarterly base fee”), except for the year ended September 30, 2008 during which the fee payable was $41 million due to an agreed upon formula. In calculating total purchase consideration in the reorganization, the Company included a liability of $132 million, which represented the estimated obligation to provide the licenses during fiscal 2008 at below fair value. The difference in this estimate and the actual results in fiscal 2008 was primarily due to changes in the three-month LIBOR rate during the period, which were used in the agreed upon formula to calculate the fee. Changes in this liability as a result of movement in the three-month LIBOR rate were reflected in the consolidated statement of operations in fiscal 2008. The liability was fully settled upon redemption of Visa Europe’s class C (series II) and class C (series III) common shares on October 10, 2008.

Beginning November 9, 2010, the quarterly base fee will be adjusted annually based on the annual growth of the gross domestic product of the European Union. The Company determined through an analysis of the fee rates implied by the economics of the agreement that the quarterly base fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximates fair value.

Visa Europe must comply with certain agreed upon global rules governing the use and interoperability of the Visa trademarks and interoperability of Visa Inc.’s systems with the systems of Visa Europe. The parties will also guarantee the obligations of their respective customers and members to settle transactions, manage certain relationships with sponsors, customers and merchants, and comply with rules relating to the operation of the Visa enterprise. The Company will indemnify Visa Europe for claims arising from activities in the field of financial payment and processing services brought outside Visa Europe’s region and Visa Europe will indemnify Visa Inc. for any likewise claims brought within Visa Europe’s region. The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be nominal at September 30, 2009 and 2008, respectively.

Visa Inc. provides Visa Europe with transitional and ongoing authorization services for cross-border transactions involving Visa Europe’s region and the rest of the world, as well as clearing and settlement system services between Visa Europe’s region and the rest of the world. Until Visa Europe’s regional clearing and settlement system is fully deployed, Visa Inc. will provide clearing and settlement system services within Visa Europe’s region. In addition, the parties share foreign exchange revenues related to currency conversion for transactions involving European cardholders as well as other cross-border transactions that take place in Visa Europe’s region until Visa Europe’s regional clearing and

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

settlement system is fully deployed, at which time this arrangement will cease. The parties also use each others’ switching and processing services. The Company has determined that the value of services exchanged as a result of these various agreements approximate fair value at September 30, 2009 and 2008, respectively.

Note 4—Retrospective Responsibility Plan

The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “covered litigation”. These mechanisms are included in and referred to as the Retrospective Responsibility Plan (the “Plan”) and consist of an escrow agreement, a loss sharing agreement, an interchange judgment sharing agreement, the conversion feature of the Company’s shares of class B common stock and the indemnification obligations of the Visa U.S.A. members pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

In accordance with the escrow agreement, following the Company’s IPO in fiscal 2008, the Company deposited $3.0 billion of the proceeds of the offering in an Escrow Account from which settlements of, or judgments in, the covered litigation are being paid. Under the terms of the Plan, when the Company funds the Escrow Account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. As a result of the initial deposit, the conversion rate applicable to the Company’s class B common stock outstanding was reduced to 0.7143 class A shares. The escrow funds are held in money market investments along with the income earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheet. The amount of the escrow funds is equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date for settled claims and is classified as a non-current asset. The amount of the escrow was determined by the litigation committee. The litigation committee was established pursuant to the litigation management agreement among Visa Inc., Visa U.S.A., Visa International and the members of the litigation committee, all of whom are affiliated with, or act for, certain Visa U.S.A. members.

On December 16, 2008, upon the recommendation of the Company’s board of directors, the Company’s stockholders approved and adopted an amendment and restatement of its then existing certificate of incorporation to permit the Company greater flexibility in funding the Escrow Account and made other clarifying modifications. These amendments enabled the Company to, under certain conditions, deposit operating cash directly into the Escrow Account resulting in a further reduction in the conversion rate applicable to the Company’s class B common shares. As a result, the Company filed a Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware on December 16, 2008.

During fiscal 2009, the Company deposited an additional $1.8 billion into the Escrow Account. The funding further reduced the conversion rate applicable to the Company’s class B common stock outstanding from 0.7143 class A shares to 0.5824 class A shares. See Note 15—Stockholders’ Equity.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

The following table sets forth the changes in the Escrow Account:

	2009	2008
	(in millions)
Balance at October 1	$1,928	$—
Funding under the Plan	1,800	3,000
American Express settlement payments	(280)	(1,085)
Discover settlement payments(1)	(1,748)	—
Interest earned, less applicable taxes	15	13

Balance at September 30	$1,715	1,928
Less: Current portion of Escrow Account	(1,365)	(1,298)

Long-term portion of Escrow Account	$350	630

(1)

The Company made payments totaling $1.9 billion related to the Discover settlement during fiscal 2009. Of the $1.9 billion payment, $1.7 billion was funded through the Escrow Account under the Plan and $145 million, $65 million of which was reimbursed by Morgan Stanley evenly over the four fiscal 2009 quarters, was funded from the Company’s operating cash.

An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates information including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the Escrow Account balance.

The Company, at the request of the litigation committee, may conduct additional sales of class A common stock in order to increase the size of the Escrow Account, in which case the conversion rate of the class B into class A common stock will be subject to additional dilutive adjustments to the extent of the proceeds from those sales. To the extent that amounts available under the escrow arrangement and agreements in the Plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Under this judgment sharing agreement, Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of MasterCard.

Note 5—Investments and Fair Value Measurements

The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Assets and liabilities carried at fair value on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2009 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,977
Investment securities
U.S. government-sponsored agency debt securities		$169
Canadian government debt securities		7
Equity securities	73
Corporate debt securities			$10
Mortgage backed securities			6
Other asset backed securities			5
Auction rate securities			13
Derivative financial instruments
Foreign exchange derivative instruments		16

	$6,050	$192	$34

Liabilities
Other liabilities
Visa Europe put option			$346
Foreign exchange derivative instruments		$96

Level 3 Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Corporate debt securities, mortgage backed securities and other asset backed securities. These securities have been classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. Valuations for these securities are provided by the Company’s pricing vendors and are based on significant unobservable inputs. The valuations provided by these pricing vendors were insignificant to the Company’s consolidated financial statements.

Auction rate securities. These securities have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in these securities.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Visa Europe put option agreement. The Company granted Visa Europe a perpetual put option which is carried at fair value in accrued liabilities on the consolidated balance sheet with changes in the fair value recorded in the consolidated statement of operations. See Note 3—Visa Europe. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option and the estimated P/E differential are unobservable inputs used to value the put option. There was no change in the fair value of the put option during fiscal 2009.

The table below provides a roll-forward of Level 3 investments which are measured at fair value on a recurring basis from October 1, 2008 to September 30, 2009:

	Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2008	$45	$22	$23	$13	$103
Other-than-temporary impairment included in investment income, net	(3)	(4)	(1)	—	(8)
Maturities and principal payments	(32)	(12)	(17)		(61)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at September 30, 2009	$10	$6	$5	$13	$34

Assets Measured at Fair Value on a Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

Non-marketable equity investments. The Company applies fair value measurement to its strategic investments which are accounted for under the cost and equity methods. Strategic investments are classified as Level 3 due to the absence of quoted market prices, inherent lack of liquidity, and the fact that inputs used to measure the fair value are unobservable and require management judgment. If events or circumstances indicate that these investments may be impaired, the Company revalues the investments using various assumptions including financial metrics and ratios of comparable public companies. During fiscal 2009, certain events and circumstances triggered impairment analyses for certain non-marketable equity securities which resulted in recognized losses of $7 million. The Company will estimate the fair value of the non-marketable equity investments in the event of a triggering event that would require an impairment assessment. At September 30, 2009, non-marketable equity security investments totaled $102 million in other assets on the consolidated balance sheet. During fiscal 2009, Visa International, a wholly-owned subsidiary, sold its investment in Companhia Brasileira de Meios de Pagamento (“VisaNet do Brasil”). See Note 6—Prepaid Expenses and Other Assets.

Reserve Primary Fund. The Company’s investment in the Reserve Primary Fund (the “Fund”) was originally recorded as a cash equivalent on the consolidated balance sheet. In September 2008, the Fund was unable to honor the Company’s request for the full redemption of its investment and the Company considered its shares in the Fund to represent an equity investment for which a market price

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

is not readily determinable. Therefore, the investment is accounted for under the cost method of accounting and classified within prepaid expenses and other current assets on the consolidated balance sheet at September 2008 and 2009. The investment is considered a Level 3 asset as the fair value is estimated by discounting the Company’s pro-rata ownership of the Fund’s underlying investment holdings based upon an estimate of inherent risk. See Note 6—Prepaid Expenses and Other Assets for additional information regarding this asset and Note 21—Legal Matters regarding legal action on this matter.

Long-lived assets such as goodwill, finite-lived intangible assets, and property, plant and equipment are considered non-financial assets, and are measured at fair value only when impairment indicators exist. The accounting and disclosure provisions of ASC 820 as related to non-financial assets and non-financial liabilities are effective beginning in the first quarter of fiscal 2010 and are not expected to have a significant impact on our consolidated financial statements. See Note 1—Summary of Significant Accounting Policies.

Available-for-sale investments

Available-for-sale investment securities, which are recorded at fair value, consist of the types of securities presented below. The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities are as follows:

	Available-For-Sale (in millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2009:
Debt securities:
U.S. government-sponsored agency debt securities	$160	$9	$—	$169
Canadian government debt securities	7	—	—	7
Corporate debt securities	10	—	—	10
Mortgage backed securities	6	—	—	6
Other asset backed securities	5	—	—	5
Auction rate securities	13	—	—	13
Equity Securities	7	7	—	14

Total	$208	$16	$—	$224
Less: current portion of available-for-sale securities				(56)

Long-term available-for-sale securities				$168

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

	Available-For-Sale (in millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2008:
Debt securities:
U.S. government-sponsored agency debt securities	$387	$4	$—	$391
Canadian government debt securities	7	—	—	7
Tax-exempt municipal bonds	5	—	—	5
Corporate debt securities	45	—	—	45
Mortgage backed securities	23	—	(1)	22
Other asset backed securities	23	—	—	23
Auction rate securities	13	—	—	13
Equity securities	93	—	—	93

Total	$596	$4	$(1)	$599
Less: current portion of available-for-sale securities				(355)

Long-term available-for-sale securities				$244

The contractual maturity of available-for-sale debt securities regardless of their balance sheet classification is presented below. Contractual maturities may differ from expected maturities as borrowers may have the right to prepay certain obligations in advance of the contractual due date.

	Amortized Cost	Fair Value
	(in millions)
September 30, 2009:
Due within one year	$39	$39
Due after 1 year through 5 years	133	141
Due after 5 years through 10 years	3	3
Due after 10 years	14	15
Debt securities with no single maturity date	12	12

Total	$201	$210

Trading assets

Trading assets primarily consist of mutual fund investments related to various employee compensation plans. Employees bear the risk of market fluctuations over the term of their participation in these compensation plans. See Note 1—Summary of Significant Accounting Policies. As of September 30, 2009, trading assets totaled $59 million.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Investment income

Investment income, net, consisted of the following:

	For the Years Ended September 30,
	2009	2008	2007
	(in millions)
Interest and dividend income on cash and investments	$113	$279	$98
Gain on sale of other investments	473	—	1
Investment securities-available-for-sale:
Gross realized gains	3	2	5
Gross realized losses	—	(3)	(1)
Investment securities-trading assets:
Unrealized gains (losses)	8	—	—
Realized gains (losses)	(6)	—	—
Other-than-temporary impairment on investments and other assets	(16)	(67)	—

Investment income, net	$575	$211	$103

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2009	September 30, 2008
	(in millions)
Money market investment—Reserve Primary Fund	$69	$953
Prepaid expenses and maintenance	97	91
Income tax receivable	135	90
Other	65	56

Total	$366	$1,190

Other non-current assets consisted of the following:

	September 30, 2009	September 30, 2008
	(in millions)
Other investments	$102	$592
Long-term prepaid expenses and Other	23	42

Total	$125	$634

The money market investment represents the carrying value of the Company’s investment in the Reserve Primary Fund (the “Fund”). The Fund balance reflects a $29 million other-than-temporary impairment which was recorded in fiscal 2008 against the Company’s original investment of $982 million. The other-than-temporary impairment reflected a change in the per share value of $1.00 to approximately $0.97 per share. During fiscal 2009, the Company received distributions totaling $884 million. On August 25, 2009, the Fund issued a statement stating that each unpaid shareholder may

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

receive total distributions which would be equivalent to a per share value of $0.987 based on certain assumptions. On September 23, 2009, the Court held a hearing where the judge considered a proposed plan by the U.S. Securities and Exchange Commission to distribute the Fund’s remaining assets. Applying this per share value to Visa’s unredeemed shares at September 30, 2009 would result in an additional distribution totaling approximately $86 million. Based on recent developments, the Company believes it is likely that the Fund will liquidate and distribute the remaining assets within a twelve month period, and has therefore included the Reserve Primary Fund balance as a current asset at September 30, 2009. See Note 5—Investments and Fair Value Measurements and Note 21—Legal Matters. On October 5, 2009, the Company received an additional $19 million distribution from the Fund.

The other investment balance represents equity investments in privately-held companies. On June 29, 2009, the Company sold its investment in VisaNet do Brasil for proceeds of approximately $1.0 billion, which was received on July 2, 2009. Prior to the sale, the Company accounted for the investment under the cost method with a book value of approximately $535 million, reflected in other non-current assets on its balance sheet. Approximately $517 million of the book value was recorded in the reorganization as part of the allocation of the purchase price to acquired assets and liabilities. The Company recognized a pre-tax gain of $473 million in investment income, net on its statement of operations as a result of the sale. The amount of the gain net of tax was $237 million. The decrease in other non-current assets was offset by $50 million of new investments in the fourth quarter of fiscal 2009.

Note 7—Property, Equipment and Technology

Property, equipment and technology, net consisted of the following:

	September 30, 2009	September 30, 2008
	(in millions)
Land	$71	$71
Buildings and building improvements	629	369
Furniture, equipment and leasehold improvements	598	519
Construction-in-progress	43	266
Technology	688	531

Total property, equipment and technology	2,029	1,756
Accumulated depreciation and amortization	(825)	(676)

Property, equipment and technology, net	$1,204	$1,080

Construction-in-progress balance at September 30, 2008 primarily reflects costs related to the construction of the Company’s east coast data center, which commenced operations in fiscal 2009.

Technology consists of both purchased and internally developed software. Internally developed software represents software utilized by the VisaNet electronic payment network. At September 30, 2009, and September 30, 2008, accumulated amortization for technology was $434 million and $304 million, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

At September 30, 2009, estimated future amortization expense on technology placed in service was as follows:

Fiscal (in millions)	2010	2011	2012	2013	2014 and thereafter	Total
Estimated future amortization expense	$121	$44	$31	$29	$29	$254

Depreciation and amortization expenses related to property, equipment and technology was $226 million and $237 million for fiscal 2009 and 2008, respectively. Included in those amounts are amortization expense on technology of $128 million and $129 million for fiscal 2009 and 2008, respectively.

Note 8—Intangible Assets

Intangible assets at September 30, 2009 and 2008 consisted of customer relationships of $6.8 billion, a tradename of $2.6 billion and a Visa Europe franchise right of $1.5 billion which were acquired from Visa International and Visa Canada in the reorganization. Customer relationships represent the value of the Company’s relationships with its customers in Canada and the acquired regions of Visa International. Tradename represents the value of the Visa brand utilized in Canada and the acquired regions of Visa International. Visa Europe’s franchise right represents the value of the right to franchise the use of the Visa brand, use of Visa technology and access to the overall Visa network in the Visa Europe region. There was no amortization or impairment related to these intangible assets during fiscal 2009 or 2008 as these have been determined to be indefinite-lived intangible assets.

Note 9—Accrued and Other Liabilities

Accrued liabilities consisted of the following:

	September 30,	September 30,
	2009	2008
	(in millions)
Visa Europe put option(1)—(See Note 3—Visa Europe)	$346	$—
Accrued operating expenses	87	119
Accrued marketing and product expenses	103	103
Deferred revenue	39	37
Accrued income taxes—(See Note 20—Income Taxes)	23	—
Other	156	47

Total	$754	$306

Other long-term liabilities consisted of the following:

	September 30, 2009	September 30, 2008
	(in millions)
Visa Europe put option(1)—(See Note 3—Visa Europe)	$—	$346
Accrued income taxes—(See Note 20—Income Taxes)	304	122
Employee benefits	119	99
Other	49	46

Total	$472	$613

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

(1)

At September 30, 2009, the put option is exercisable at any time at the sole discretion of Visa Europe with payment required 285 days thereafter. As such, the put option liability is included in accrued liabilities on the consolidated balance sheet at September 30, 2009. As the put option did not become exercisable until March 2009, it was classified as long-term at September 30, 2008. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.

Note 10—Debt

The Company had outstanding debt as follows:

	September 30, 2009	September 30, 2008
	(in millions)
5.60% Senior secured notes—Series B principal and interest payments payable quarterly, due December 2012	$22	$29
7.53% Medium-term notes—interest payments payable semi-annually, due August 2009	—	40
8.28% Secured notes—Series B, principal and interest payments payable monthly, due September 2014	16	18
7.83% Secured notes—Series B, principal and interest payments payable monthly, due September 2015	19	21

Total principal amount of debt	$57	$108
Unamortized discount, debt issuance costs and other costs	(1)	(2)

Total debt	$56	$106
Less: current portion of long-term debt	(12)	(51)

Long-term debt	$44	$55

The estimated fair value of the Company’s debt at September 30, 2009 and 2008 is $64 million and $115 million, respectively, based on credit ratings for similar notes.

5.60% Senior Secured Notes-Series B

In December 2002, Visa U.S.A. issued $68 million in series B senior secured notes with a maturity date of ten years. The note is collateralized by the Company’s Colorado facility, which consists of two data centers and an office building, in addition to processing assets and developed software.

7.53% Medium-Term Notes

Visa International established a medium-term note program in 1992 to offer up to $250 million of unsecured private placement notes. At September 30, 2009, the Company had no outstanding obligations under these notes and terminated this private placement program.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

8.28% Secured Notes-Series B

In September 1994, a real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities in California which are used by the Company (“1994 Lease Agreement”). Series B of these notes, totaling $26 million, were issued with an interest rate of 8.28% and a stated maturity of September 23, 2014, and are payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. In May 2008, Visa Inc., Visa U.S.A. and Visa International executed an Amendment and Waiver to the 1994 Lease Agreement (“Amended 1994 Lease Agreement”) under which remaining obligations are guaranteed by Visa Inc. The Amended 1994 Lease Agreement stipulates that the interest rate will be adjusted upward if the long-term senior unsecured debt rating of Visa Inc. falls below certain stipulated levels.

7.83% Secured Notes—Series B

In September 1995, a real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities in California which are used by the Company (“1995 Lease Agreement”). Series B of these notes, totaling $27 million, was issued with an interest rate of 7.83% and a stated maturity of September 15, 2015, and is payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. In May 2008, Visa Inc., Visa U.S.A. and Visa International executed an Amendment and Waiver to the 1995 Lease Agreement (“Amended 1995 Lease Agreement”), that guarantees remaining obligations under the agreement by Visa Inc.

Future Principal Payments

Future principal payments on the Company’s outstanding debt are as follows:

Fiscal	2010	2011	2012	2013	2014	Thereafter	Total
(in millions)	$12	12	13	8	7	5	$57

U.S. Commercial Paper Program

Visa International maintains a U.S. commercial paper program to support its working capital requirements and for general corporate purposes. This program allows the Company to issue up to $500 million of unsecured debt securities, with maturities up to 270 days from the date of issuance and at interest rates generally extended to companies with comparable credit ratings. At September 30, 2009, the Company had no outstanding obligations under this program.

Revolving Credit Facilities

In 2008, Visa Inc. entered into a $3.0 billion five-year revolving credit facility (the “February 2008 Agreement”). The February 2008 Agreement matures on February 15, 2013 and contains covenants and events of defaults customary for facilities of this type. The participating lenders in this revolving credit facility include affiliates of certain holders of the Company’s class B and class C common stock, and certain of the Company’s customers or affiliates of its customers. This revolving credit facility is maintained to provide liquidity in the event of settlement failures by its customers, to back up the commercial paper program and for general corporate purposes.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

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

There are no borrowings under the revolving credit facility at September 30, 2009 and the Company is in compliance with all related covenants.

Note 11—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and postretirement benefit plans which provide for retirement and medical benefits for substantially all employees residing in the United States. The Company uses a September 30 measurement date for its pension and postretirement benefit plans.

Defined Benefit Pension Plan

The defined benefit pension plan benefits are based on years of service, age and the employee’s highest average of any three consecutive years during the final five years of earnings; and for employees hired after September 30, 2002, the employee’s final five years of earnings. Expense for the pension benefits is accrued levelly throughout an employee’s career. The funding policy is to contribute annually no less than the minimum required contribution under ERISA.

In August 2007, the Company approved changes to the pension plan and began transitioning from a traditional final average pay formula to a cash balance formula for determining pension benefits, effective January 1, 2008. The cash balance formula will provide contributions at a rate of 6% of eligible compensation and will credit interest on account balances at the 30 year Treasury Bond rate. Effective October 1, 2008, the pension plan was amended to provide death benefits of 100% of the value of the accrued benefit to a participant’s beneficiary or estate. Prior to this amendment, the plan provided a 50% death benefit only to a participant’s spouse.

Postretirement Benefits Plan

The postretirement benefits plan provides medical benefits for retirees and dependents who meet minimum age and service requirements. Benefits are provided from retirement date until age sixty-five. Retirees must contribute on a monthly basis for the same coverage that is generally available to active employees and their dependents. The Company’s contributions are funded on a current basis.

In August 2008, the Company amended its postretirement benefits plan to discontinue the employer subsidy for all participants not yet retirement eligible at December 31, 2008 and recorded a curtailment gain of $2 million in fiscal 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Summary of Plan Activities

Change in Projected Benefit Obligation/Accumulated Postretirement Benefit Obligation:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Benefit obligation-beginning of fiscal year	$667	$634	$50	$77
Service cost	51	50	—	5
Interest cost	46	40	2	5
Plan amendments	—	4	—	(26)
Actuarial (gain)/loss	64	16	(5)	(7)
Settlements	4	21	—	—
Benefit payments	(93)	(98)	(4)	(4)

Benefit obligation-end of fiscal year	$739	$667	$43	$50

Accumulated benefit obligation	$720	$634	NA	NA

Change in Plan Assets:
Fair value of plan assets-beginning of fiscal year	$624	$604	$—	$—
Actual return on plan assets	6	(68)	—	—
Company contribution	166	186	4	4
Benefit payments	(93)	(98)	(4)	(4)

Fair value of plan assets-end of fiscal year	$703	$624	$—	$—

Funded status at end of fiscal year	$(36)	$(43)	$(43)	$(50)

Recognized in Consolidated Balance Sheets:
Current liability	$(4)	$(3)	$(5)	$(5)
Noncurrent liability	(32)	(40)	(38)	(45)

Funded status at end of fiscal year	$(36)	$(43)	$(43)	$(50)

Amounts recognized in accumulated comprehensive income before tax:
	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Net actuarial loss/(gain)	$276	$186	$(3)	$3
Prior service cost/(credit)	(48)	(56)	(23)	(26)

Total	$228	$130	$(26)	$(23)

Amounts from accumulated other comprehensive income to be amortized into net periodic benefit cost in fiscal 2010:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Actuarial (gain)/loss	$25	$—
Prior service (credit)/cost	(7)	(3)

Total	$18	$(3)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Benefit obligation and fair value of plan assets with obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation, end of year	$21	$18	NA	NA
Fair value of plan assets, end of year	—	—	—	—

Projected benefit obligation/accumulated postretirement benefit obligation in excess of plan assets
Benefit obligation, end of year	$739	$667	$43	$50
Fair value of plan assets, end of year	703	624	—	—

Net periodic pension and other postretirement plan cost

	Pension Benefits			Other Postretirement Benefits
	Fiscal
	2009	2008	2007	2009	2008	2007
	(in millions)
Service cost	$51	$50	$61	$—	$5	$6
Interest cost	46	40	43	2	5	5
Expected return on assets	(45)	(42)	(36)	—	—	—
Amortization of:
Prior service (credit)/cost	(8)	(13)	—	(3)	(5)	(5)
Actuarial loss (gain)	14	7	8	—	2	2

Net benefit cost	$58	$42	$76	$(1)	$7	$8
Curtailment (gain)/loss	—	—	—	—	(2)	—
Settlement loss/(gain)	3	27	—	—	—	—

Total net periodic benefit cost	$61	$69	$76	$(1)	$5	$8

Visa U.S.A. share of net periodic benefit cost			$60			$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Current year actuarial (gain)/loss	$107	$148	$(5)	$(7)
Amortization of actuarial gain/(loss)	(17)	(34)	—	(2)
Current year prior service (credit)/cost	—	4	—	(26)
Amortization of prior service credit/(cost)	8	13	3	7

Total recognized in other comprehensive income	$98	$131	$(2)	$(28)

Total recognized in net periodic benefit cost and other comprehensive income	$159	$200	$(3)	$(23)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Weighted Average Actuarial Assumptions:

	Fiscal
	2009	2008	2007
Discount rate for benefit obligation(1)
Pension	5.60%	6.75%	6.00%
Postretirement	4.43%	6.24%	5.99%
Discount rate for net periodic benefit cost
Pension	6.75%	6.00%	6.23%
Postretirement	6.24%	5.99%	6.16%
Expected long-term rate of return on plan assets(2)	7.50%	7.50%	7.50%
Rate of increase in compensation levels for:
Benefit obligation(3)	5.50%	5.50%	5.50%
Net periodic benefit cost	5.50%	5.50%	5.50%

(1)

Based on a “bond duration matching” methodology, which reflects the matching of projected plan liability cash flows to an average of high-quality corporate bond yield curves whose duration matches the projected cash flows.

(2)

Primarily based on the targeted allocation, and evaluated for reasonableness by considering such factors as: (i) actual return on plan assets; (ii) historical rates of return on various asset classes in the portfolio; (iii) projections of returns on various asset classes; and (iv) current and prospective capital market conditions and economic forecasts. Any difference between actual and expected plan experience, including asset return experience in excess of the greater of 10% of plan assets or the projected benefit obligations, is recognized in net periodic pension cost over the average remaining service period of employees expected to receive benefits under the plan, which is currently eight years.

(3)	For the benefit obligation measured at fiscal 2009 year-end, rate of increase in compensation is 0% for fiscal 2010 and 5.5% for fiscal 2011 and thereafter.

The assumed annual rate of future increases in health benefits for the other postretirement benefits plan is 9% for fiscal 2010. The rate is assumed to decrease to 5% by 2017 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing or decreasing the healthcare cost trend by 1% would increase (decrease) the postretirement accumulated plan benefit obligation by less than $1 million.

Pension Plan Assets

The pension plan’s weighted-average asset allocations at September 30 were as follows:

	Target Allocation	Target Allocation Range		Actual Allocation
Asset Class		Minimum	Maximum	2009	2008
Equity securities	65%	50%	80%	64%	58%
Fixed income securities	30%	25%	35%	31%	24%
Other	5%	0%	7%	5%	18%

Total	100%			100%	100%

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Plan assets are managed with a long-term perspective to ensure that there is an adequate level of assets to support benefit payments to participants over the life of the pension plan. Plan assets are managed by external investment managers. Investment manager performance is measured against benchmarks for each asset class on a quarterly basis. An independent consultant assists management with investment manager selections and performance evaluations. Plan assets are broadly diversified to maintain a prudent level of risk. The other category includes cash that is available to meet expected benefit payments and expenses. Pension plan assets in the other category increased on September 30, 2008 due to an additional contribution made on the last day of the plan year, to ensure ERISA contribution requirements were met. The amount was reinvested subsequently in line with target asset allocations.

Cash Flows

	Pension Benefits	Other Postretirement Benefits
Actual employer contributions	(in millions)
Fiscal 2009	$166	$4
Fiscal 2008	$186	$4
Expected employer contributions
2010	$65	$4
Expected benefit payments
2010	$96	$4
2011	103	5
2012	94	5
2013	88	5
2014	88	5
2015-2019	367	21

Other Benefits

The Company participates in a defined contribution plan, which covers substantially all of its employees residing in the United States. Personnel costs included $28 million, $33 million and $26 million in fiscal 2009, 2008 and 2007, respectively, for expenses attributable to the Company’s employees under the plan. The Company’s contributions to this plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.

Note 12—Settlement Guarantee Management

The Company indemnifies customers for settlement losses suffered due to failure of any other customer to honor Visa cards, travelers cheques, deposit access products, point-of-sale check service drivers and other instruments processed in accordance with the operating regulations. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited. Settlement at risk (or exposure) is estimated based on the sum of the following inputs: (1) average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin; (2) four months of rolling average chargebacks volume; and (3) the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

total balance for outstanding travelers cheques. The Company maintains global credit settlement risk policies and procedures to manage settlement risk which may require customers to post collateral if certain credit standards are not met.

During the first quarter of fiscal 2009, the Company updated its settlement risk policy and raised the safety margin from two days to three days. The Company’s estimated maximum settlement exposure was approximately $41.8 billion at September 30, 2009 compared to $34.8 billion at September 30, 2008. Of these amounts, $3.7 billion at September 30, 2009 and $3.0 billion at September 30, 2008, are covered by collateral. The total available collateral balances presented below are greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

The Company maintained collateral as follows:

	September 30, 2009	September 30, 2008
	(in millions)
Cash equivalents	$812	$679
Pledged securities at market value	243	150
Letters of credit	703	720
Guarantees	2,644	1,938

Total	$4,402	$3,487

Cash equivalents collateral is reflected in customer collateral on the consolidated balance sheet as it is held in escrow in the Company’s name. All other collateral is excluded from the consolidated balance sheet. Pledged securities are held by third parties in trust for the Company and customers. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries, and the Company routinely evaluates the financial viability of institutions providing the guarantees.

The fair value of the settlement risk guarantee is estimated using a proprietary model which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for customers (using, where available, third-party estimates of the probability of customer failure). The estimated probability-weighted value of the guarantee was less than $1 million at September 30, 2009 and 2008 and is reflected in accrued liabilities on the consolidated balance sheet.

Note 13—Derivative Financial Instruments

The functional currency for the Company is the U.S. dollar (“USD”) for the majority of its foreign operations. The Company transacts business in USD and in various foreign currencies. This activity subjects the Company to exposure from movements in foreign currency exchange rates. The Company’s policy is to enter into foreign exchange forward derivative contracts to manage the variability in expected future cash flows attributable to changes in foreign exchange rates. At September 30, 2009, all derivative instruments outstanding mature within 21 months or less. The Company does not use foreign exchange forward contracts for speculative or trading purposes. All

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

derivatives are recorded on the consolidated balance sheet at fair value in prepaid expenses and other current assets or accrued liabilities and the resulting gains or losses from changes in fair value are accounted for depending on whether they are designated and qualify for hedge accounting.

The Company enters into forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of forecasted revenues and expenses being denominated in or based on currencies other than USD. In fiscal 2009 the Company implemented a rolling hedge strategy program. Under this strategy, the Company seeks to reduce the exchange rate risk from forecasted net exposure of revenues derived from and payments made in foreign currencies during the immediately following 12 months. The aggregate notional amount of the Company’s foreign currency forward contracts outstanding in its exchange rate risk management program was $742 million and $4 million, respectively, at September 30, 2009 and September 30, 2008. The aggregate notional amount of $742 million outstanding at September 30, 2009 is fully consistent with the Company’s strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results for this period could materially differ from the Company’s forecast. As of September 30, 2009, the Company’s cash flow hedges in an asset position totaled $18 million and are classified in prepaid expenses and other current assets on the consolidated balance sheet, while cash flow hedges in a liability position totaled $94 million and are classified in accrued liabilities on the consolidated balance sheet. See Note 5—Investments and Fair Value Measurements.

To qualify for cash flow hedge accounting treatment, the Company formally documents, at inception of the hedge, all relationships between hedging transactions and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods.

The Company assesses effectiveness prospectively using regression analysis and retrospectively using a dollar ratio test. The effectiveness tests are performed on the foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. The Company excludes time value for effectiveness testing and measurement purposes. The excluded time value is reported immediately in earnings. For fiscal 2009 and 2008, the amount by which earnings were reduced relating to excluded time value and ineffectiveness was $18 million and $2 million, respectively.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of accumulated other comprehensive income on the consolidated balance sheet. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income related to that hedge is reclassified to operating revenue or expense. The balance in accumulated other comprehensive income was $58 million at September 30, 2009 and the Company expects to reclassify the entire amount as a reduction to earnings in the consolidated statement of operations during fiscal 2010 and fiscal 2011 due to the recognition in earnings of the hedged forecasted transactions.

In the event there is recognized ineffectiveness or the underlying forecasted transaction does not occur within the designated hedge period, or it becomes remote that the forecasted transaction will

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

occur, the related gains and losses on the cash flow hedges are reclassified from accumulated other comprehensive income on the consolidated balance sheet to administrative and other expense on the consolidated statement of operations at that time.

The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2009.

Note 14—Enterprise-wide Disclosures and Concentration of Business

The Company’s long-lived net property, equipment and technology assets are classified by major geographic area as follows:

	September 30, 2009	September 30, 2008
	(in millions)
U.S.	$1,128	$1,014
Non-U.S.	76	66

Total	$1,204	$1,080

Revenue by geographic market is primarily based on the location of the issuing bank. Certain revenues, primarily international service revenues, are shared by geographic locations based upon the location of the merchant involved in the transaction. Visa does not maintain revenues by individual country, other than the U.S. Revenue generated in the U.S. was approximately 58%, 59% and 92% of total operating revenues in fiscal 2009, 2008 and 2007, respectively.

A significant portion of Visa’s operating revenues are concentrated among its largest customers. Loss of business from any of these customers could have an adverse effect on the Company. Revenues from the Company’s top five customers were approximately 32%, 26% and 33% of total operating revenues in fiscal 2009, 2008 and 2007, respectively. JPMorgan Chase accounted for 10% of the Company’s net operating revenues in fiscal 2009. No other customer accounted for 10% or more of total operating revenues. See Item 1A—Risk Factors.

Note 15—Stockholders’ Equity

Reorganization, IPO and Redemptions

As part of the October 2007 reorganization, the Company issued different regional classes and series of common stock reflecting the different rights and obligations of the Visa financial institution members and Visa Europe. The allocation of these shares to the participating regions was adjusted in the true-up shortly prior to the IPO at which time the regional classes and series of common stock issued were converted into either class B or class C common stock. The shares held by Visa Europe were not subject to the true-up, but were converted to class C (series II, III, and IV) common stock on a one-for-one basis concurrent with the true-up.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

In March 2008, the Company completed its IPO with the issuance of 446,600,000 shares of class A common stock at a net offering price of $42.77 (the IPO price of $44.00 per share of class A common stock, less underwriting discounts and commissions of $1.23 per share). The Company received net proceeds of $19.1 billion from the IPO, of which $13.4 billion was used to partially redeem shares of class B and class C common stock in March 2008 and $3.0 billion was used to fund the litigation Escrow Account as discussed below.

In October 2008, the remaining $2.7 billion in IPO proceeds were utilized to fund the redemptions of class C (series II) and class C (series III) common stock. The Company used IPO proceeds to redeem all class C (series II) common stock, which was purchased for a cash payment of $1.138 billion and the return to Visa Europe of the class C (series II) common stock subscription receivable outstanding. The Company also used $1.508 billion for redemptions of 35,263,585 shares of class C (series III) common stock at a redemption price of $42.77 per share as was required by the Company’s certificate of incorporation as then in effect. Following the October 2008 redemption, the remaining 27,499,203 shares of class C (series III) and class C (series IV) common stock outstanding automatically converted into shares of class C (series I) common stock on a one-to-one basis. In December 2008, upon adoption of the Fifth Amended and Restated Certificate of Incorporation, shares of class C (series I) common stock were designated as class C common stock with no series designation.

Class B Common Stock

The class B common stock is not convertible or transferable until the later of March 25, 2011 or the date on which all of the covered litigation has been finally resolved, although the Company’s board of directors may make exceptions to this transfer restriction after resolution of all covered litigation. This transfer restriction is subject to limited exceptions, including transfers to other class B stockholders. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not a Visa member or similar person or affiliate of a Visa member or similar person. Upon such transfer, each share of class B common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

Funding of the Litigation Escrow Account

Immediately following the IPO in March 2008, the conversion rate applicable to class B common stock was reduced to 0.7143 class A share for each class B share. The conversion rate was adjusted to reflect the initial deposit of $3.0 billion into the Escrow Account. Further adjustment of the conversion rate occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the Escrow Account resulting in a further corresponding decrease in the conversion rate; or (ii) the final resolution of the covered litigation and the release of funds remaining on deposit in the Escrow Account to the Company resulting in a corresponding increase in the conversion rate. On December 16, 2008, the Company’s stockholders approved and adopted the Company’s Fifth Amended and Restated Certificate of Incorporation which permits the Company greater flexibility in funding the Escrow Account. See Note 4—Retrospective Responsibility Plan.

On December 19, 2008, the Company funded the Escrow Account with $1.1 billion, which reduced the conversion rate applicable to Visa’s class B common stock from 0.7143 class A share per class B share to 0.6296 class A share per class B share. With respect to the number of shares of class A

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

common stock outstanding on an as-converted basis, this funding had the effect of a repurchase by the Company of the equivalent of 20,800,824 class A shares. The repurchase amount per share of $52.88 was calculated using the volume-weighted average price of the Company’s class A shares for the 15-trading day period from December 1, 2008, to December 19, 2008 in accordance with the Fifth Amended and Restated Certificate of Incorporation of Visa Inc.

On July 16, 2009, the Company funded the Escrow Account with an additional $700 million, which reduced the conversion rate applicable to Visa’s class B common stock from 0.6296 class A share per class B share to 0.5824 class A share per class B share. With respect to the number of shares of class A common stock outstanding on an as-converted basis, this funding had the effect of a repurchase by the Company of the equivalent of 11,578,878 class A shares. The repurchase amount per share of $60.45 was calculated using the volume weighted average price of the Company’s class A shares for the 11-trading day pricing period from June 30, 2009 to July 15, 2009 in accordance with the Fifth Amended and Restated Certificate of Incorporation of Visa Inc.

After giving effect to the fiscal 2009 escrow fundings and the corresponding reduction in the conversion rate applicable to class B common stock outstanding, the number of class A shares outstanding on an as-converted basis is as follows:

(in millions)	Shares Outstanding at September 30, 2009	Conversion Rate Into Class A Common Stock	As Converted
Class A common stock	470	—	470
Class B common stock	245	0.5824	143
Class C common stock	131	1.0000	131

	846		744

Accelerated Class C Share Release Program

On April 27, 2009, the Company’s board of directors approved a program in which class C stockholders were permitted to liquidate up to 30% of their class C common stock anytime between July 1, 2009 and September 30, 2009, subject to certain terms and conditions. The release of the class C common stock did not increase the number of outstanding shares of the Company and there was no dilutive effect to the outstanding share count from these transactions. Class C common stock sold under this program to a person that was not, immediately after the reorganization, a Visa member, automatically converted to class A shares. Under this program, 40 million class C common stock were released from trading restrictions, of which 21 million shares were converted from class C common stock to class A common stock through September 30, 2009.

The remaining class C shares will continue to be subject to the general transfer restrictions that expire on March 25, 2011 under Visa’s certificate of incorporation and will not be transferable or convert into class A common stock until such date. This transfer restriction is subject to limited exceptions, including transfers to other class C stockholders. The Company’s board of directors may make additional exceptions to this transfer restriction. After termination of the restrictions, the class C common stock will convert into class A common stock if transferred to a person that was not, immediately after the reorganization, a Visa member. In connection with such a transfer, each share of class C common stock will automatically convert into a number of shares of class A common stock on a one-to-one basis, subject to adjustments for stock splits, recapitalizations and similar transactions.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Special IPO Cash and Stock Dividends Received from Cost Method Investees

Several of the Company’s cost method investees are also holders of class C common stock and elected to declare a special cash dividend to return to their owners on a pro rata basis, the proceeds received as a result of the redemption of a portion of their class C common stock. As a result of the Company’s ownership interest in these cost method investees, the Company recorded approximately $2 million and $29 million of special dividends from these investees during fiscal 2009 and 2008, respectively. In addition, the Company received 24,449 and 525,443 shares of its own class C common stock during fiscal 2009 and 2008, respectively, from similar cost method investees and recorded $1 million and $35 million, respectively, as treasury stock.

These special cash and stock dividends are recorded as an increase in additional paid-in capital, net of tax, and are not recorded as income in the consolidated statements of operations as they represent the same redemption proceeds and shares issued by the Company as part of the reorganization. Any value recorded upon their return would be the result of appreciation in the Company’s own stock, which is therefore not recorded as income. The value of the treasury stock was calculated based on other class C common stock transactions by other class C stockholders with unrelated third parties. In fiscal 2009, the Company retired the 525,443 shares of treasury stock received during fiscal 2008.

Preferred Stock

Preferred stock may be issued as redeemable or non-redeemable, and it has preference over any class or series of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution.

Voting Rights

The holders of class A common stock have the right to vote on all matters on which stockholders generally are entitled to vote. All holders of class B and class C common stock have no right to vote on any matters, except for certain defined matters, including any consolidation, merger, combination or any decision to exit the core payments business, in which the holders of class B and class C common stock are entitled to cast a number of votes equal to the number of shares of class B or class C common stock held multiplied by the applicable conversion rate in effect on the record date.

Dividends Declared

On October 20, 2009, the Company’s board of directors declared a dividend in the aggregate amount of $0.125 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) to be paid on December 1, 2009 to all holders of record of the Company’s class A, class B and class C common stock as of November 16, 2009. The Company declared and paid dividends in the aggregate amount of $0.42 per share in fiscal 2009.

Note 16—Net Income Per Share

Basic net income per share is computed for each class and series of common stock outstanding during the period by dividing net income available to each class and series by the weighted average number of common stock outstanding during the period. Prior to the IPO, net income was allocated to

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

each class and series of common stock based on each class’ proportional ownership. Following the Company’s IPO, net income is ascribed to each class and series of common stock proportionally on an as-converted basis into class A common stock, after accretion has been allocated to the class C (series II) common stock. The weighted number of shares of each class and series of common stock outstanding reflects changes in ownership over the periods. See Note 15—Stockholders’ Equity.

Diluted net income per share for each class and series of common stock is computed by dividing net income available by the weighted average number of common stock and, if dilutive, potential class A common stock equivalent shares outstanding during the period consisting of incremental class A common shares issuable upon the conversion of class B and class C common stock based on the conversion rate in effect through the period, exercise of employee stock options, vesting of restricted share awards, restricted share units and performance shares to certain employees and directors.

For fiscal 2007, Visa U.S.A. was a non-stock corporation and therefore there was no comparable measure of net income per share.

The following table presents basic and diluted earnings per share for fiscal 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
Classes and Series of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Common Stock Redeemed October 10, 2008:
Class C (series II) and class C (series III)(3)	4		Not presented	Not presented	4		Not presented	Not presented
Common Stock:
Class A(1)	1,401		451	3.11	2,350		758	3.10
Class B	487	(2)	245	1.98	486	(2)	245	1.98
Class C(3)	461		148	3.11	459		148	3.10

Net income	$2,353

(1)

The calculation of class A common stock diluted earnings per share assumes potential class A common stock equivalent shares outstanding, including 305 million incremental class A common shares issuable upon the conversion of class B and C common stock and 2 million dilutive stock options, restricted stock units, restricted stock awards and performance shares. The computation of average dilutive shares outstanding excluded stock options to purchase less than 1 million shares of common stock, and less than 1 million of restricted stock awards and restricted stock units in fiscal 2009. These amounts were excluded because their effect would be antidilutive.

(2)

Net income is attributed to each class and series of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income allocated to each class and series of common stock, the weighted average numbers of shares of class B common stock outstanding is 157 million for fiscal 2009.

(3)	Net income was attributed to the redeemed common stock for the period during which they were outstanding. See Note 15—Stockholders’ Equity.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

The following table presents basic and diluted earnings per share for fiscal 2008.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
Converted Classes and Series of Common Stock	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Participating Common Stock Classified as a Liability:
Class C (series III)	18		19	Not presented	18		19	Not presented
Common Stock Classified as Temporary Equity:
Class C (series II)	44		56	0.79	44		56	0.79
Common Stock Classified as Stockholders’ Equity:
Class A	232		239	0.96	742		769	0.96
Class B	285	(1)	333	0.85	283	(1)	333	0.85
Class C (series I)	183		191	0.96	183		191	0.96
Class C (series III & IV)	42		44	0.96	42		44	0.96

Net income	$804

(1)

Net income is attributed to each class and series of common stock on an as-converted basis. For the period subsequent to the IPO, net income attributed to class B common stock reflects its conversion rate during that period of 0.7143 shares of class A common stock for each share of class B common stock. On an as-converted basis and for the purpose of calculating net income allocated, the weighted average number of shares of class B common stock outstanding for fiscal 2008 is 295 million.

Note 17—Share-based Compensation

The Company’s 2007 Equity Incentive Compensation Plan (“the “EIP”) authorizes the compensation committee of the board of directors to grant non-qualified stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based shares to its employees and non-employee directors, for up to 59,000,000 shares of class A common stock. Shares available for award may be either authorized and unissued or previously issued shares subsequently acquired by the Company. The EIP will continue in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors. No awards may be granted under the plan on or after 10 years from its effective date.

Related compensation expense is recorded net of estimated forfeitures on a straight-line basis for awards with service only conditions, and on a graded-vesting basis for awards with both service and performance conditions. The Company’s estimated forfeiture rate is based on actual and trended forfeiture data and employee attrition rates. For fiscal 2009 and 2008, the Company recorded share-based compensation expense of $115 million and $74 million, respectively, in personnel on its consolidated statement of operations. The amount of capitalized share-based compensation expense is immaterial during fiscal 2009 and 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Options

Options issued under the EIP expire 10 years from the date of grant and vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.

During fiscal 2009 and 2008, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2009	2008
Expected term (in years)(1)	5.69	5.79
Risk-free rate of return(2)	2.7%	2.6%
Expected volatility(3)	44.2%	36.1%
Expected dividend yield(4)	0.7%	1.0%
Weighted-average fair value per option granted	$23.54	$15.34

(1)	Based on a set of peer companies who issued awards with similar terms.
(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.
(3)

Based on the average of the Company’s implied and historical volatility. As the Company did not have publicly traded stock historically, historical volatility relies in part on the historical volatility of a group of peer companies that management believes is generally comparable to Visa. The expected volatilities ranged from 38% to 46%.

(4)	Based on the Company’s expected annual dividend rate on the date of grant.

The following table summarizes the Company’s option activity for fiscal 2009:

	Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(5)
				(in millions)
Outstanding at October 1, 2008	8,921,380	$44.11
Granted	1,290,433	$56.51
Forfeited/expired	(412,526)	$45.57
Exercised	(709,011)	$44.00
Outstanding at September 30, 2009	9,090,276	$45.81	8.6	$212
Options exercisable at September 30, 2009	2,320,503	$44.09	8.5	$58
Options exercisable and expected to be vested at September 30, 2009(6)	8,480,996	$45.77	8.6	$198

(5)	Calculated using the stock price at September 30, 2009 of $69.11 less the option exercise price, multiplied by the number of instruments.
(6)	Adjusted for estimated forfeitures.

For the options exercised during fiscal 2009, the total intrinsic value and the tax benefit realized were $16 million and $5 million, respectively. There were no options exercised during fiscal 2008.

As of September 30, 2009, there was $72 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Restricted Stock Awards and Restricted Stock Units

With the exception of RSA’s and RSU’s issued in connection with the IPO which had a one year vesting period, RSAs and RSUs issued under the EIP generally vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.

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

The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The total fair value of RSAs and RSUs vested during fiscal 2009 was $78 million and no RSAs or RSUs were vested in fiscal 2008.

The following table summarizes the Company’s RSA and RSU activity for fiscal 2009:

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value(1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at October 1, 2008	1,260,372	581,012	$44.18	$44.01
Granted	1,268,353	297,045	56.46	56.64
Vested	(1,214,466)	(543,369)	44.12	44.10
Forfeited/expired	(78,248)	(57,674)	51.32	47.69

Outstanding at September 30, 2009	1,236,011	277,014	$56.55	$56.64	2.1	2.1	$85	$19

(1)	Calculated using the stock price at September 30, 2009 of $69.11 multiplied by the number of instruments.

At September 30, 2009, there was $44 million and $10 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2 years.

Performance-based Shares

The Company also made awards of performance-based shares during the period. The number of performance shares earned was 295,736 and was based on the Company’s achievement of specified adjusted net income performance targets during the one-year period ended September 30, 2009.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Compensation expense for the performance awards is initially estimated based on target performance and is adjusted as appropriate throughout the performance period. The performance shares vest in two equal installments on the second and the third anniversary from the date of grant, subject to earlier vesting in full under certain conditions. At September 30, 2009, there was $8 million of total unrecognized compensation cost related to non-vested performance-based shares.

The following table summarizes the Company’s performance-based shares activity for fiscal 2009:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at October 1, 2008	—
Granted	300,960
Vested
Forfeited/expired	(5,224)

Outstanding at September 30, 2009	295,736	$56.47	2.1	$20

(1)	Calculated using the stock price at September 30, 2009 of $69.11 multiplied by the number of instruments.

Note 18—Commitments and Contingencies

Commitments

The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $77 million in fiscal 2009 and 2008, and Visa U.S.A. incurred total rent expense of $39 million in fiscal 2007. The Company’s future minimum payments on leases and marketing and sponsorship agreements per fiscal year, at September 30, 2009 were as follows:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Operating Leases	$42	$35	$26	$18	$6	$14	$141
Capital Leases	12	13	13	13	—	—	51
Marketing and Sponsorships	150	122	117	82	80	7	558

Total	$204	$170	$156	$113	$86	$21	$750

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

Volume and Support Incentives

The Company has agreements with customers for various programs designed to build payments volume and increase the acceptance of its products. These agreements, with original terms ranging

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

from one to thirteen years, provide card issuance, and/or conversion, volume targets and marketing and program support based on specific performance requirements. These agreements are designed to encourage customer business and to increase overall Visa-branded payment volume, thereby reducing unit transaction processing costs and increasing brand awareness for all Visa customers.

Payments made, that qualify for capitalization, and obligations incurred under these programs are included on the balance sheet. Obligations under these customer agreements are amortized as a reduction to revenue in the same period as the related revenues are earned, based on management’s estimate of the customer’s performance in accordance with the terms of the incentive agreement. The agreements may or may not limit the amount of customer incentive payments.

The table below sets forth the expected future reduction of revenue for volume and support incentive agreements in effect at September 30, 2009:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Volume and Support Incentives	$1,283	$1,168	$1,019	$842	$472	$523	$5,307

The ultimate amounts that are recorded will be greater or less than the estimates above due to customer performance, execution of new contracts, or amendments to existing contracts. Based on these agreements, increases in incentive payments are generally driven by increased payment and transaction volume, and as a result, in the event incentive payments exceed this estimate such payments are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 19—Related Parties

Since becoming a publicly held company in fiscal 2008, Visa considers an entity to be a related party for purposes of this Note 19 if an entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year or if an officer or employee of an entity also serves on the board of directors. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10%; or (ii) if the investment is accounted for under the equity method of accounting. There were no material operating expenses incurred, or amounts due to or from related parties during and at the end of fiscal 2009 and 2008.

Ownership. At September 30, 2009 and 2008, no entity owned more than 10% of the Company’s total voting common stock.

Board representation. The Company generated total operating revenues of approximately $786 million and $538 million from financial institution customers represented on its board of directors during fiscal 2009 and 2008, respectively. In addition, the Company maintains banking relationships and has credit facilities with financial institution customers that have representation on the board of directors. See Note 10—Debt.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

During fiscal 2008, one of the Company’s directors, and the spouse of another of the Company’s directors, were officers of entities that participated in (or were affiliated with an entity that participated in) the IPO as underwriters, and one of those entities was also a customer. As underwriters, each was offered and purchased 113 million shares of class A common stock at a price of $42.77 per share, a discount of $1.23 per share based on the IPO price of $44.00 per share. This price per share is the same as that paid by all underwriters in the IPO. Also as underwriters, each received total underwriter fees of $139 million in March 2008.

Investees. The Company generated total operating revenues of $56 million and $39 million, and received dividend income of $41 million and $65 million from related party investees during fiscal 2009 and 2008, respectively. The Company also received special IPO dividends from certain related party investees which are included in the amounts discussed in Note 15—Stockholders’ Equity.

Note 20—Income Taxes

The Company’s income before taxes by fiscal year consisted of the following:

	2009	2008	2007
	(in millions)
U.S.	$3,807	$1,245	$(1,387)
Non-U.S.	193	91	—

Total income (loss) before taxes and minority interest	$4,000	$1,336	$(1,387)

Fiscal 2009 U.S. income before taxes of $3.8 billion includes $1.8 billion from non-U.S. customers.

Income tax expense by fiscal year consisted of the following:

	2009	2008	2007
	(in millions)
Current:
U.S. federal	$912	$416	$520
State and local	226	82	38
Non-U.S.	208	31	—

Total current taxes	1,346	529	558

Deferred:
U.S. federal	353	189	(819)
State and local	14	(193)	(55)
Non-U.S.	(65)	7	—

Total deferred taxes	302	3	(874)

Total income tax (benefit) expense	$1,648	$532	$(316)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2009 and 2008 are presented below:

	2009	2008
	(in millions)
Deferred Tax Assets
Accrued compensation and benefits	$37	$88
Comprehensive income	105	41
Investments in joint ventures	19	—
Accrued litigation obligation	571	1,182
Volume and support incentives	122	37
Research and development credits	19	19
Federal benefit of state taxes	268	211
Federal benefit of foreign taxes	5	32
Other	44	28

Deferred tax assets	1,190	1,638

Deferred Tax Liabilities
Property, equipment and technology, net	(135)	(82)
Investment in joint ventures	—	(212)
Intangible assets	(4,131)	(4,199)
Foreign taxes	(16)	(4)
Other	(12)	(8)

Deferred tax liabilities	(4,294)	(4,505)

Net deferred tax (liabilities) assets	$(3,104)	$(2,867)

Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	September 30, 2009	September 30, 2008
	(in millions)
Current deferred tax assets	$703	$944
Non current deferred tax (liabilities) assets, net	(3,807)	(3,811)

Net deferred tax (liabilities) assets	$(3,104)	$(2,867)

The decrease in the deferred tax asset for accrued litigation obligation is primarily due to payments of the Discover settlement during fiscal 2009.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets recorded.

The Company had state research and development tax credit carry forwards of approximately $19 million at September 30, 2009 that may be carried forward indefinitely. The Company expects to realize the benefit of the credit carry forwards in future years.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

The income tax expense differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30
	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions)
U.S. federal income tax	$1,400	35%	$467	35%	$(485)	35%
State income taxes, net of federal benefit	156	4%	43	3%	(11)	1%
Non-U.S. tax effect, net of federal benefit	7	—	13	1%	—	—
Reserve for tax uncertainties related to litigation	4	—	103	8%	180	(13)%
Other, net	30	1%	21	2%	2	—
One-time adjustments:
Benefit from remeasurement of deferred taxes due to state apportionment decrease	—	—	(115)	(9)%	—	—
Non-U.S. tax on sale of VisaNet do Brasil, net of federal benefit	51	1%	—	—	—	—
Minority interest—not subject to tax	—	—	—	—	(2)	—

Income tax (benefit) expense	$1,648	41%	$532	40%	$(316)	23%

The difference between the effective income tax rates for fiscal 2008 and fiscal 2009 is primarily due to the additional non-U.S. tax in fiscal 2009 on the sale of the investment in VisaNet do Brasil, the litigation tax reserves in fiscal 2008, and a one-time rate reduction in fiscal 2008 from the combined effect of the loss of a California special deduction upon IPO and the deferred tax remeasurement benefit due to the change in state tax apportionment.

The effective income tax rate for fiscal 2008 differs from that for fiscal 2007 primarily due to the tax reserves related to litigation, and the one time rate reduction in fiscal 2008 described above.

Income taxes receivable of $135 million and $90 million are included in prepaid and other current assets at September 30, 2009 and 2008, respectively. See Note 6—Prepaid Expenses and Other Assets. Income taxes payable of $23 million are included in accrued taxes as part of accrued liabilities at September 30, 2009, and accrued income taxes of $304 million and $122 million are included in other long-term liabilities at September 30, 2009 and 2008, respectively. See Note 9—Accrued and Other Liabilities.

Cumulative undistributed earnings of the Company’s international subsidiaries amounted to $276 million at September 30, 2009, all of which are intended to be reinvested indefinitely outside the U.S. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

Beginning October 1, 2008, the Company’s subsidiary in Singapore operates under a tax incentive agreement which is effective through September 30, 2014, and may be extended through September 30, 2023, if certain additional requirements are satisfied. The tax incentive agreement is

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

conditional upon certain employment and investment thresholds being met by the Company. The tax incentive agreement decreased Singapore tax by $16 million for fiscal 2009. The benefit of the tax incentive agreement on diluted net income per share was $0.02.

In accordance with ASC 740, the Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

At September 30, 2009 and 2008, the Company’s total unrecognized tax benefits were approximately $439 million and $407 million, respectively, exclusive of interest and penalties described below. Included in the $439 million and $407 million are approximately $397 million and $334 million of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.

A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2009	2008
Beginning balance at October 1 (in millions)	$407	$320
Increases of unrecognized tax benefits related to prior years	14	8
Increases of unrecognized tax benefits related to current year	23	126
Decreases of unrecognized tax benefits related to settlements	(4)	(46)
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(1)	(1)

Ending balance at September 30	$439	$407

It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions as interest expense and administrative and other, respectively, in its consolidated statements of operations. In fiscal 2009 and 2008, the Company recognized $17 million and $2 million of interest expense, respectively, and $4 million and a de minimus amount of penalties, respectively, related to uncertain tax positions in its statements of operations. At September 30, 2009, the Company had cumulatively $22 million and $5 million accrued interest and penalties, respectively, related to uncertain tax positions in its other long term liabilities.

The Company believes that unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

The Company’s fiscal 2006, 2007 and 2008 U.S. federal income tax returns are currently under examination by the Internal Revenue Service. The Company is also subject to examinations by various state and foreign tax authorities. The Company has concluded all California income tax matters for years through fiscal 2003. All material state and foreign tax matters have been concluded for years through fiscal 2002.

Note 21—Legal Matters

The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

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

The Company recorded litigation provisions of approximately $2 million, $1,470 million and $2,653 million in fiscal year 2009, 2008 and 2007, respectively. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.

The following table summarizes the activity related to accrued litigation for both covered and other non-covered litigation for the years ended September 30, 2009 and 2008:

	2009	2008
	(in millions)
Balance at October 1	$3,758	$3,682
Provision for settled legal matters	(1)	1,180
Provision for unsettled legal matters	3	290
Settlement obligation refunded by Morgan Stanley(1)	65	—
Interest accretion on settled matters	93	131
Payments on settled matters	(2,201)	(1,525)

Balance at September 30	$1,717	$3,758

(1)	This balance represents the amount of the Discover settlement refunded to the Company during fiscal 2009 by Morgan Stanley under a separate agreement.

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the Retrospective Responsibility Plan, which the Company refers to as the covered litigation. See Note 4—Retrospective Responsibility Plan. An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination the Company evaluates available information, including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the Escrow Account balance.

The Discover Litigation

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against Visa U.S.A., Visa International and MasterCard International Incorporated (MasterCard). The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to a

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

lawsuit brought by the U.S. Department of Justice (DOJ) in 1998. The complaint alleged, among other things, that the implementation and enforcement of Visa’s bylaw 2.10(e) and MasterCard’s Competitive Programs Policy (CPP) (which prohibited their respective members from issuing American Express or Discover cards) violated Sections 1 and 2 of the Sherman Act and California’s Unfair Competition Law, and sought money damages (subject to trebling) and attorneys’ fees and costs.

On October 13, 2008, Visa, MasterCard and Discover reached an agreement in principle to settle the litigation. The parties executed a final settlement agreement on October 27, 2008 that became effective on November 4, 2008 upon approval by Visa’s class B shareholders. Visa’s net share of the settlement totaled $1.8 billion, of which $1.74 billion was paid over four quarters from the Escrow Account established by the Retrospective Responsibility Plan. Visa Inc. also paid $80 million toward Visa’s share in connection with releases obtained from MasterCard with respect to certain potential claims. Visa Inc. also paid an additional $65 million, which was refunded by Morgan Stanley, under a separate agreement related to the settlement. Visa’s settlement obligations were fully satisfied with the September 2009 payment to Discover. The Company’s consolidated statement of operations reflect a provision of $1.8 billion for the settlement in fiscal 2008.

The American Express Litigation

On November 15, 2004, American Express filed a complaint against Visa U.S.A., Visa International, MasterCard and several Visa U.S.A. and Visa International member financial institutions in the U.S. District Court for the Southern District of New York. The complaint alleged that the implementation and enforcement of Visa U.S.A.’s bylaw 2.10(e) and MasterCard’s CPP violated Sections 1 and 2 of the Sherman Act, and sought money damages (subject to trebling) and attorneys’ fees and costs.

Visa Inc., Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. Under the settlement agreement, American Express will receive maximum payments of $2.25 billion, including up to $2.07 billion from Visa Inc. and $185 million from five co-defendant banks. An initial payment of $1.13 billion was made on March 31, 2008, including $945 million funded through the litigation Escrow Account established under the Retrospective Responsibility Plan and $185 million from the five co-defendant banks. Beginning April 2008, Visa Inc. will pay American Express an additional amount of up to $70 million each quarter for 16 quarters, for a maximum total of $1.12 billion. The quarterly settlement payments are also covered by the Retrospective Responsibility Plan. The total settlement was recorded in fiscal 2007 at a discounted value of $1.9 billion using a rate of 4.72% over the payment term. The present value of the remaining obligation is reflected in current and long-term accrued litigation obligation on the consolidated balance sheets.

The quarterly payments are in an amount equal to 5% of American Express’s United States global network services billings during the quarter up to a maximum of $70 million per quarter; provided, however, that if the payment for any quarter is less than $70 million, the maximum payment for a future quarter or quarters shall be increased by the difference between $70 million and such lesser amount as was actually paid. American Express has met the performance criteria set forth in the settlement agreement for each quarter thus far, including the fourth fiscal quarter of fiscal 2009, and Visa has made each of the corresponding settlement payments.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

The Attridge Litigation

On December 8, 2004, a complaint was filed in California state court on behalf of a putative class of consumers asserting claims against Visa U.S.A., Visa International and MasterCard under California’s Cartwright Act and Unfair Competition Law. The claims in this action, Attridge v. Visa U.S.A. Inc., et al., seek to piggyback on the portion of the DOJ litigation in which the U.S. District Court for the Southern District of New York found that Visa’s bylaw 2.10(e) and MasterCard’s CPP constitute unlawful restraints of trade under the federal antitrust laws. On May 19, 2006, the court entered an order dismissing plaintiff’s Cartwright Act claims with prejudice but allowing the plaintiff to proceed with his Unfair Competition Law claims, which seek restitution, injunctive relief, and attorneys’ fees and costs. On December 14, 2007, the plaintiff amended his complaint to add Visa Inc. as a defendant. No new claims were added to the complaint.

On July 1, 2009, the court denied in part the Defendants’ Motion for Summary Judgment or Summary Adjudication, but ordered the parties to submit affidavits as to whether further discovery should be conducted prior to the court rendering judgment on the Motion for Summary Adjudication. On August 3, 2009, the court ruled the Motion submitted without any such further discovery.

On September 14, 2009, Visa entered into a settlement agreement in the California “Indirect Purchaser” Credit/Debit Card Tying Cases, also pending in California state court. The settlement agreement is subject to the approval of the court in those cases, and provides that it would release the claims not only in those cases but also in the Attridge case. On September 24, 2009, the Attridge court deferred decision on the Motion for Summary Adjudication pending the ruling on preliminary approval of the settlement by the court in the Credit/Debit Card Tying Cases.

The Interchange Litigation

Kendall. On October 8, 2004, a purported class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against Visa U.S.A., MasterCard and several Visa U.S.A. member financial institutions alleging, among other things, that Visa U.S.A.’s and MasterCard’s interchange reimbursement fees contravene the Sherman Act and the Clayton Act (Kendall v. Visa U.S.A. Inc., et al.). On July 25, 2005, the court granted Visa U.S.A.’s motion to dismiss and dismissed the complaint with prejudice.

On March 7, 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the complaint. The court concluded that the plaintiffs had failed to plead facts sufficient to establish a conspiracy, and that no amendment could cure the pleading defect. In doing so, the Ninth Circuit also held that the plaintiffs were “indirect purchasers” of Visa U.S.A. and could not recover antitrust damages for their claims. Plaintiffs did not seek review of the Ninth Circuit’s ruling.

Multidistrict Litigation Proceedings (MDL). Beginning in May 2005, approximately 55 complaints, all but 10 of which were styled as class actions, have been filed in U.S. federal district courts on behalf of merchants against Visa U.S.A. and/or MasterCard, and in some cases, certain Visa member financial institutions. Visa International was also named as a defendant in more than 30 of these complaints. The cases allege, among other things, that Visa’s and MasterCard’s purported setting of interchange reimbursement fees, their “no surcharge” rules, and alleged tying and bundling of transaction fees violate federal antitrust laws. On October 19, 2005, the Judicial Panel on Multidistrict

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Litigation issued an order transferring these cases to the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings (Multidistrict Litigation or MDL 1720). On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the 10 complaints brought on behalf of individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. In addition, some of these complaints contain certain state unfair competition law claims. These interchange-related cases also seek treble damages in an unspecified amount (although several of the complaints allege that the plaintiffs expect that damages will range in the tens of billions of dollars), as well as attorneys’ fees and injunctive relief.

As part of the Retrospective Responsibility Plan, Visa Inc. entered into a judgment sharing agreement with Visa U.S.A., Visa International and certain member financial institutions of Visa U.S.A. on July 1, 2007.

On January 8, 2008, the district court adopted the recommendation of the Magistrate Judge and granted defendants’ motion to dismiss the class plaintiffs’ claims for damages incurred prior to January 1, 2004.

On January 29, 2009, putative class plaintiffs filed a Second Consolidated Amended Class Action Complaint. Among other things, this complaint: (i) added new claims for damages and injunctive relief against Visa and the bank defendants regarding interchange reimbursement fees for Visa PIN-debit cards; (ii) added new claims for damages and injunctive relief against Visa and the bank defendants since the time of Visa’s IPO regarding interchange reimbursement fees for Visa’s credit, offline debit, and PIN-debit cards; (iii) eliminated claims for damages relating to the so-called “no-surcharge” rule and “anti-steering” rules; and (iv) eliminated claims for damages based on the alleged tie of network processing services and payment guarantee services to the payment card system services; and (v) added Visa Inc. as a defendant.

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

Other Litigation

Retailers’ Litigation

Beginning in October 1996, several antitrust class action lawsuits were brought by U.S. merchants against Visa U.S.A. and MasterCard. The suits were later consolidated in the U.S. District Court for the Eastern District of New York, In re Visa Check/MasterMoney Antitrust Litigation. Among other claims, the plaintiffs alleged that Visa U.S.A.’s “Honor All Cards” rule, which required merchants that accepted

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Visa cards to accept for payment every validly presented Visa card, and a similar MasterCard rule, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. On June 4, 2003, the parties signed a settlement agreement that was approved by the court on December 19, 2003. Pursuant to the settlement agreement, Visa agreed to modify its “Honor All Cards” rule such that a merchant may accept only Visa check cards, only Visa credit cards, or both. Visa also agreed to pay approximately $2.0 billion to the merchant class over 10 years in equal annual installments of $200 million per year, among other things.

Subject to court approval, on August 31, 2009, Visa entered into an agreement to prepay its remaining $800 million in settlement payments for $682 million. On October 2, 2009, the court entered a final order approving the prepayment agreement, and Visa made the prepayment pursuant to the agreement’s terms on October 5, 2009. Pursuant to its terms, the prepayment agreement became final after no appeals to the approval order were filed within the 30-day appeal period.

Retailers’ “Opt-Outs”

Several lawsuits were commenced by merchants that opted not to participate in the plaintiff class in In re Visa Check/MasterMoney Antitrust Litigation. The majority of these cases were filed in the U.S. District Court for the Eastern District of New York. Visa U.S.A. entered into separate settlement agreements with all of these plaintiffs. The last remaining action, brought by GMRI, Inc. against Visa U.S.A., was dismissed on November 21, 2008 pursuant to a settlement agreement.

“Indirect Purchaser” Actions

Complaints were also filed in 19 different states and the District of Columbia alleging state antitrust, consumer protection and common law claims against Visa U.S.A. and MasterCard (and, in California, Visa International) on behalf of putative classes of consumers. The claims in these actions included allegations mirroring those made in the U.S. merchant lawsuit and asserting that merchants, faced with excessive merchant discount fees, passed on some portion those fees to consumers in the form of higher prices on goods and services sold. Visa U.S.A. has been successful in the majority of these cases, as courts in 17 jurisdictions have granted Visa U.S.A.’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. The court approved the voluntary dismissal of one of the consolidated cases in New Mexico on September 16, 2009; the parties are awaiting a decision on Visa U.S.A.’s motion to dismiss the other case in New Mexico.

In California, in the consolidated Credit/Debit Card Tying Cases, the court dismissed claims brought under the Cartwright Act, but denied a similar motion with respect to Unfair Competition Law claims for unlawful, unfair and/or fraudulent business practices. On October 31, 2007, the court denied the plaintiffs’ motion to give collateral estoppel effect to certain elements of their “tying” claim based on statements in the ruling on cross-motions for summary judgment in In re Visa Check/MasterMoney Antitrust Litigation. On October 3, 2008, the parties agreed to confidential settlement terms to resolve the dispute. On September 14, 2009, the parties entered into a written settlement agreement that was then submitted to the court for approval. The amount of the settlement is not considered material to the consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

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

The Commerce Commission, Visa International and Visa Worldwide Pte Ltd settled the Commerce Commission case on August 11, 2009, and the court granted leave to discontinue the claim on August 26, 2009. On October 3, 2009, Visa and the New Zealand retailers entered into an agreement to settle the retailers’ case, and the retailers filed a notice of discontinuance on October 7, 2009. The terms of the settlements are not considered material to the consolidated financial statements.

Currency Conversion Litigation

In 2000, a “representative” action was filed in California state court against Visa U.S.A. and Visa International in connection with an asserted 1% currency conversion “fee” assessed on member financial institutions by the payment card networks on transactions involving the purchase of goods or services in a foreign currency and the disclosure of that fee (Schwartz). Plaintiffs claimed Visa’s currency conversion practices violated California Business & Professions Code Section 17200. Additional California state class actions were filed against Visa U.S.A. and Visa International challenging currency conversion practices (Shrieve, Mattingly, and Baker). Visa U.S.A., Visa International, MasterCard, Citicorp Diners Club, Inc. (Diners Club) and several Visa member financial institutions are also defendants in a number of federal class actions that allege, among other things, violations of federal antitrust laws based on the 1% currency conversion fee. The federal complaints were consolidated or coordinated in MDL 1409 (In re Currency Conversion Fee Antitrust Litigation) in the U.S. District Court for the Southern District of New York.

On July 20, 2006, Visa U.S.A. and Visa International entered into a settlement agreement in MDL 1409. Under the terms of that settlement, Visa U.S.A. and Visa International paid $100.1 million into a settlement fund and agreed that for five years they would separately identify or itemize any fees added to transactions because they occurred in a foreign country or involved a foreign currency and would require U.S. issuing members to disclose certain changes, if any, to exchange rate practices. Visa U.S.A. and Visa International also paid into the settlement fund $18.6 million in attorneys’ fees to resolve Schwartz. The Shrieve, Mattingly, and Baker plaintiffs agreed that they would ask the court to dismiss their actions with prejudice as to Visa U.S.A. and Visa International once the MDL 1409 settlement receives court approval. If Baker is dismissed, Visa U.S.A. and Visa International shall pay $1.0 million plus interest as attorneys’ fees. If Baker is not dismissed within 60 days of final approval of the MDL settlement, Visa U.S.A. and Visa International shall pay $500,000 plus interest as attorneys’ fees.

The court granted final approval of the MDL 1409 settlement on October 22, 2009. One or more objectors may appeal the court’s ruling.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

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

Parke Litigation

On June 27, 2005, a purported consumer and merchant class action was filed in California state court against Visa U.S.A., Visa International, MasterCard, Merrick Bank and CardSystems Solutions, Inc. The complaint alleged that Visa U.S.A. and Visa International’s failure to inform cardholders in a timely manner of a data-security breach at CardSystems, a payment card processor that handled Visa and other payment brands, constitutes an unlawful and/or unfair business practice under California’s Unfair Competition Law and violates California’s statutory privacy-notice law. CardSystems filed for bankruptcy in U.S. District Court for the District of Arizona in May 2006, staying the litigation as to it. Proceedings involving CardSystems continue in the bankruptcy court in Arizona.

On February 13, 2009, the parties executed a settlement agreement in which plaintiffs agreed to withdraw their proof of claim against CardSystems in the bankruptcy action and dismiss their claims with prejudice against all defendants in the California state court action. On April 23, 2009, the federal bankruptcy court judge approved the withdrawal of plaintiffs’ bankruptcy claim against CardSystems, and on June 16, 2009, the state court judge approved the settlement and dismissed the state court action with prejudice. With the expiration of the appeals period, the settlement became final on August 17, 2009. The settlement amount is not considered material to the consolidated financial statements.

The ATM Exchange Litigation

On November 14, 2005, The ATM Exchange filed a complaint for money damages against Visa U.S.A. and Visa International in the U.S. District Court for the Southern District of Ohio. The plaintiff asserted claims of promissory estoppel, negligent misrepresentation and fraudulent misrepresentation, alleging that Visa’s deferment of a July 1, 2004 member deadline that required newly deployed ATMs to be certified by a Visa-recognized laboratory as meeting certain PIN-entry device testing requirements harmed the plaintiff by reducing demand for its ATM upgrade solution. On August 4-6, 2009, a non-binding “summary jury trial” was held pursuant to the court’s local rules. A jury found no liability and awarded no damages. On August 31, 2009, the parties entered into a settlement agreement. The settlement was funded exclusively by Visa’s insurer, and the case has been dismissed with prejudice.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

U.S. Department of Justice Civil Investigative Demands

On September 27, 2007, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand, or “CID,” to Visa U.S.A. that sought information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID sought documents in response to several requests, which focused on Visa U.S.A.’s agreements with banks that issue Visa debit cards. On February 26, 2008, the Division issued another CID to Visa U.S.A., seeking information regarding a potential violation of the Final Judgment, dated November 26, 2001, in United States v. Visa U.S.A. Inc. et al., 163 F.Supp.2d 322 (S.D.N.Y. 2001). The CID sought documents, data and narrative responses to several interrogatories and document requests, which focused on alleged termination and waiver provisions in certain agreements between Visa U.S.A. and Visa issuers. On February 5, 2009, the Division informed Visa that it closed the investigations that led to the issuance of the September 27, 2007 and February 26, 2008 CIDs.

On October 10, 2008, the Division issued a CID to Visa U.S.A. that seeks information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID seeks documents, data and narrative responses to several interrogatories and document requests, which focus on certain Visa U.S.A. policies relating to merchant acceptance practices, including Visa U.S.A.’s policies regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment. Visa U.S.A. is cooperating with the Division in connection with the CID.

State Investigative Demands

On May 15, 2009, the Office of the Attorney General for the State of Ohio issued an Investigative Demand to Visa Inc. seeking information regarding a potential violation of Chapter 1331 of the Ohio Revised Code, Ohio’s antitrust law. The Ohio Attorney General is part of a multistate attorney general working group. The Investigative Demand seeks copies of documents, data and narrative responses that Visa has produced to the Division pursuant to the CID issued on October 10, 2008. The Investigative Demand focuses on certain Visa U.S.A. policies relating to merchant acceptance practices, including Visa U.S.A.’s policies regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment.

As part of the multistate working group’s investigation, the Office of the Attorney General of Texas issued a CID to Visa Inc. on October 9, 2009 seeking information regarding a potential violation of Sections 15.05 of the Texas Free Enterprise and Antitrust Act of 1983, Texas’s antitrust law. The CID seeks narrative responses to interrogatories that focus on certain Visa U.S.A. policies relating to merchant acceptance practices, including Visa U.S.A.’s policies regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment. Visa Inc. is cooperating with the state Attorneys General in connection with these requests.

Hill Country Custom Cycles

Robert Smith, individually and doing business as Hill Country Custom Cycles, filed a putative class action lawsuit against Visa Inc., several banks, and a processor in U.S. District Court for the Central District of California on June 4, 2008. The plaintiff alleged that, due to fluctuations in currency conversion rates, a transaction disputed by a cardholder and ultimately charged back to a merchant by its acquiring bank (a “chargeback”) may result in a debit to a merchant’s account in excess of the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

original transaction amount. The lawsuit asserted claims under federal and state antitrust law and a variety of common law claims, including fraud and breach of contract. On December 22, 2008, the court issued an order dismissing without prejudice the case against Visa. On April 28, 2009, the parties reached an agreement in principle to settle the litigation, and the case was subsequently dismissed with prejudice. The settlement amount is not considered material to the consolidated financial statements.

Venezuela Interchange Proceedings

On October 2, 2008, the Superintendencia para la Promoción y Protección de la Libre Competencia (“Competition Authority”) of Venezuela filed an administrative proceeding against “Visa Inc. International” (sic), MasterCard, American Express, Diners Club, Consorcio Credicard, and more than thirty privately held financial institutions. The Competition Authority alleges that, among other things, the defendants’ setting of default interchange rates and merchant discount rates violates Venezuelan competition law. The Competition Authority seeks monetary and injunctive relief.

The evidentiary phase of the investigation has concluded, but the Competition Authority has not yet issued any findings as a result of the investigation.

European Interchange Proceedings

On April 3, 2009, the European Commission issued a Statement of Objections (“SO”) to Visa Europe, Visa International and Visa Inc. alleging a breach of European competition law. Visa Inc. and Visa International were served with the Statement of Objections on June 1, 2009. The SO alleges a breach of Article 81 of the EC Treaty and Article 53 of the EEA Agreement. The SO is directed to Visa Inc. and Visa International as to Honor All Cards, the no-surcharge rule and what the Commission alleges is the “subsidiary application of the Inter-Regional MIFs to the intra-regional POS transactions with consumer cards.” On August 10, 2009, Visa Inc. and Visa International filed a response to the SO. Pursuant to existing agreements among the parties, Visa Europe is obligated to indemnify Visa International and Visa Inc. in connection with this proceeding, including payment of any fines that may be imposed.

Canadian Competition Bureau Proceedings

On April 21, 2009, Visa received an oral notification from the Canadian Competition Bureau that it has initiated a civil inquiry regarding interchange and certain of Visa policies relating to merchant acceptance practices. Visa has not yet received documentation related to the inquiry.

Brazilian Competition Authority Proceedings

On August 7, 2009, Secretaria de Direito Econômico (SDE), the Brazilian competition agency, opened an administrative proceeding against Visa International, Visa do Brasil, and Companhia Brasileira de Meios de Pagamento (d/b/a VisaNet do Brasil) regarding an alleged exclusive relationship between the Company and VisaNet do Brasil, the sole acquirer of Visa transactions in Brazil. SDE also issued an injunction against Visa International and Visa do Brasil requiring, among other things, that Visa grant additional acquiring licenses to Brazilian financial institutions and suspend Visa’s exclusive

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

relationship with VisaNet do Brasil. The SDE administrative proceeding follows the issuance of a report by the Central Bank of Brazil suggesting, among other things, that the single-acquirer structure in Brazil be changed.

Visa International and Visa do Brasil appealed the injunction to Conselho Administrativo de Defesa Econômica (CADE), the Brazilian competition authority, and on September 16, 2009, CADE revoked the injunction in its entirety.

Kabuki Restaurants

On January 5, 2009, Kabuki Restaurants, Inc. filed a putative class action lawsuit against Visa Inc. in California Superior Court. The plaintiff alleged that Visa’s practice of imposing fines on acquiring banks for their merchants’ failure to abide by certain Visa rules, including fines related to the Cardholder Information Security Program (CISP) and Account Data Compromise Recovery (ADCR) process, violates California state law, including Business and Professions Code §§17200 et seq. Before Visa filed a responsive pleading, Kabuki voluntarily dismissed the action without prejudice and re-filed the suit on an individual basis. On July 22, 2009, the parties executed an agreement to settle the litigation, and the case was subsequently dismissed with prejudice. The settlement amount is not considered material to the consolidated financial statements.

Loiseau

On March 17, 2009, Robert Loiseau filed a putative class action against Visa U.S.A. in California Superior Court asserting claims for breach of contract, unjust enrichment and violations of Business and Professions Code §§17200 et seq. The plaintiff alleges that certain terms and conditions associated with Visa gift cards are unlawful. On June 2, 2009, plaintiff amended the complaint to add the card issuer, Metabank, as a defendant. On September 1, 2009, plaintiff filed a Second Amended Complaint that included more specific class allegations. On the basis of those allegations, on October 2, 2009, Metabank removed the case to the U.S. District Court for the Southern District of California. Visa moved to dismiss the Second Amended Complaint as to Visa on October 9, 2009. On November 17, 2009, the court granted Visa’s motion and dismissed the complaint without prejudice, giving plaintiff leave to file an amended complaint.

The Reserve Primary Fund

On May 5, 2009, Visa U.S.A. commenced an action in the United States Court for the Southern District of New York against The Reserve Primary Fund (the “Fund”) and related entities in connection with the Fund’s failure to promptly redeem in full Visa U.S.A.’s investment in a money market mutual fund. On September 15, 2008, Visa U.S.A. sought to redeem its entire investment of over $981 million, plus accrued dividends. The Fund failed to return Visa U.S.A.’s investment within one business day as required by the Fund’s prospectus. Since that time, the Fund announced a liquidation plan and has so far made interim distributions returning approximately 90% of Visa U.S.A.’s investment. Visa U.S.A. is seeking damages in excess of $98 million, the amount of its investment currently held by the Fund. Also see Note 5—Investments and Fair Value Measurements and Note 6—Prepaid Expenses and Other Assets. On May 5, 2009, the SEC commenced an action in the U.S. District Court for the Southern District of New York against the Fund and has proposed an alternative plan of liquidation.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Intellectual Property Litigation

Vale Canjeable

On November 21, 2006, Vale Canjeable Ticketven, C.A. filed an action in the Fifth Municipal Court of Caracas (“Fifth Municipal court”), Venezuela against Todoticket 2004, C.A., and Visa International seeking a preliminary injunction preventing use of the Visa Vale mark in Venezuela. In December 2006, the plaintiff also filed a claim with the Fourth Commercial Court of First Instance of Caracas (“First Instance court”), alleging that the defendants infringed the plaintiff’s rights as the holder of the trademark registries and requesting declarative, injunctive and monetary relief.

On November 29, 2006, the Fifth Municipal court granted a preliminary injunction prohibiting use of the “Vale” in the Venezuelan market of food vouchers. On December 6, 2006, Visa International filed a constitutional objection to that ruling. The objection was dismissed, and Visa International appealed the decision through the appellate courts.

On September 25, 2007, Visa International’s request for removal of the First Instance judge from the case was granted. A new judge was assigned to finalize the discovery phase of the case.

After all appeals to the lower appellate courts had been rejected, on March 14, 2008, Visa International filed an extraordinary appeal of the preliminary injunction ruling with the Commercial Chamber of the Supreme Court. On August 6, 2008, the Supreme Court accepted Visa International’s appeal and declared the lower court’s decision null and void. Pursuant to the Supreme Court’s order, on March 25, 2009, the First Commercial Judge of Appeals of Caracas issued a new decision. The decision (i) dismissed Visa International’s appeal; (ii) ratified the preliminary injunction; and (iii) found Visa and Todoticket liable for legal fees and costs in connection with the appeal. On July 9, 2009, Visa International filed a further appeal as to the March 25 decision on preliminary relief.

Starpay and VIMachine

On May 8, 2003, Starpay and VIMachine sued Visa U.S.A. and Visa International in U.S. District Court for the Northern District of Texas, claiming that Visa used information provided by Starpay in 2000 to create Verified by Visa (“VbV”) and to file a Visa patent application on the technology underlying VbV. Two claims are asserted: infringement of VIMachine’s patent and misappropriation of Starpay’s trade secrets. On February 23, 2004, Visa U.S.A. and Visa International answered the complaint and filed a counterclaim for a declaratory judgment that Visa U.S.A. and Visa International are not infringing the asserted patent and/or that the patent is invalid. On March 16, 2004, Starpay filed an answer to the counterclaim.

The parties reached an agreement in principle to settle the dispute in January 2008. On May 16, 2008, Visa U.S.A. and Visa International filed a Motion to Enforce the Settlement Agreement against all parties to the agreement, including the inventor. VIMachine and the inventor filed a Motion to Compel Further Mediation on November 7, 2008 and sought a stay in favor of arbitration on December 17, 2008.

The parties executed a revised settlement agreement (the “Revised Settlement”) in June 2009, and on September 11, 2009, the court issued an order dismissing all claims with prejudice. The settlement amount in the Revised Settlement is not considered material to the consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

Every Penny Counts, Inc.—Prepaid Cards

On July 17, 2007, Every Penny Counts, Inc. filed a complaint in the U.S. District Court for the Middle District of Florida against Visa U.S.A., MasterCard and American Express for patent infringement. Plaintiff amended its complaint on September 27, 2007 to add Green Dot Corp. as a party and to add a patent to its suit. The complaint now alleges that the defendants’ “open” prepaid card products infringe five U.S. Patents held by the plaintiff. After the court denied Visa U.S.A.’s motion to dismiss, on November 13, 2007, Visa U.S.A. filed its answer and counterclaims alleging that Visa does not infringe the plaintiff’s patents, that the plaintiff’s patents are invalid, and that the plaintiff’s patents are unenforceable due to prosecution laches and inequitable conduct.

At a claims construction hearing on May 22, 2008, the court ruled in favor of defendants on all five of plaintiff’s patents. In light of this ruling, plaintiff orally agreed to a stipulated judgment in favor of all defendants on all claims. The court entered judgment for all defendants on May 23, 2008, which was affirmed by the Federal Circuit on April 30, 2009. The Federal Circuit denied Every Penny Counts’s petition for rehearing on May 26, 2009 and issued its mandate on June 2, 2009. Judgment was entered pursuant to that mandate on June 10, 2009. The U.S. Supreme Court denied Every Penny Counts’s petition for writ of certiorari on November 9, 2009.

Calabrese Stemer—Transaction Notification Alerts

On February 19, 2009, Calabrese Stemer LLC and Charge Notification Services Corp, Inc. filed suit against Visa Inc. in the U.S. District Court for the Southern District of Florida for patent infringement. Plaintiffs allege that Visa offers to perform certain transaction notification pilot services that would infringe U.S. Patent No. 7,357,310 (“Mobile Phone Charge Card Notification and Authorization Method”). On June 11, 2009, Plaintiff filed a Notice of Voluntary Dismissal Without Prejudice. On June 16, 2009, the Court issued an Order of Closeout dismissing the Plaintiffs’ claims without prejudice.

TQP Development, LLC—Data Encryption

On March 25, 2009, TQP Development, LLC filed a lawsuit against Visa Inc., Visa U.S.A., Visa International and a number of other companies, including American Express, MasterCard and Barclays, in the U.S. District Court for the Eastern District of Texas alleging that methods practiced on the defendants’ websites infringe U.S. Patent No. 5,412,730 (“Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys”). On May 22, 2009, Visa answered the complaint and filed a counterclaim for a declaratory judgment that Visa is not infringing the patent and/or that the patent is invalid.

Actus, LLC—Prepaid Cards

On April 9, 2009, Actus, LLC filed a lawsuit against Visa Inc. and a number of other companies in the U.S. District Court for the Eastern District of Texas alleging that certain Visa prepaid products infringe U.S. Patent No. 7,328,189 (“Method and Apparatus for Conducting Electronic Commerce Transactions Using Electronic Tokens”) and U.S. Patent No. 7,249,099 (“Method and Apparatus for Conducting Electronic Commerce Transactions Using Electronic Tokens”). On June 11, 2009, Visa filed a motion to dismiss plaintiff’s claims. Actus filed a second amended complaint on August 17,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(in millions, except as noted)

2009, to address the issues raised in Visa’s motion, and Visa and other defendants filed a renewed motion to dismiss on September 8, 2009.

Joao Bock Transaction Systems—Transaction Security

On May 11, 2009, Joao Bock Transaction Systems of Texas, LLC filed a lawsuit against Visa Inc. and a number of other companies in the U.S. District Court for the Eastern District of Texas alleging that certain Visa products and/or services infringe U.S. Patent No. 7,096,003 (“Transaction Security Apparatus”). On June 23, 2009, plaintiff filed a first amended complaint. On July 10, 2009, Visa filed a motion to dismiss plaintiff’s claim. On October 1, 2009, the parties executed an agreement to settle the litigation, and the case was dismissed with prejudice on October 13, 2009. The settlement amount is not considered material to the consolidated financial statements.

Restricted Spending Solutions, LLC—Prepaid and Commercial Cards

On June 23, 2009, Restricted Spending Solutions, LLC filed a lawsuit against Visa U.S.A. and a number of other companies in the U.S. District Court for the Northern District of Illinois alleging that certain Visa prepaid and commercial cards infringe U.S. Patent No. 6,044,360 (“Third Party Credit Card”). On October 30, 2009, Visa U.S.A. answered the complaint and filed a counterclaim for a declaratory judgment that Visa is not infringing the patent and/or that the patent is invalid.

Note 22—Subsequent Events

In October 2009, the Company’s board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of the Company’s board of directors. The Company began repurchasing its class A shares from the open market in late October 2009 and has continued to do so into November 2009.

In fiscal 2009, the Company entered into an agreement to modify its remaining payment obligations under the original retailers’ litigation settlement agreement, which was approved by the court on October 2, 2009. Pursuant to this agreement, the Company made a payment of $682 million to fully satisfy the remaining $800 million obligation on October 5, 2009, and the prepayment agreement became final after no appeals to the approval order were filed within the 30-day appeal period. See Note 21—Legal Matters.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)

The following tables show selected quarterly operating results for each quarter and full year of fiscal 2009 and 2008 for Visa Inc.:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	2009 Total
Operating revenues	$1,739	$1,647	$1,646	$1,879	$6,911
Operating income	966	881	822	869	3,538
Net income	574	536	729	514	2,353
Basic net income per share
Class A common stock	$0.74	$0.71	$0.97	$0.69	$3.11
Class B common stock	$0.52	$0.45	$0.61	$0.41	$1.98
Class C common stock(i)	$0.74	$0.71	$0.97	$0.69	$3.11
Diluted net income per share
Class A common stock	$0.74	$0.71	$0.97	$0.69	$3.10
Class B common stock	$0.52	$0.45	$0.61	$0.41	$1.98
Class C common stock(i)	$0.74	$0.71	$0.97	$0.69	$3.10

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	2008 Total
Operating revenues	$1,488	$1,453	$1,613	$1,709	$6,263
Operating income (loss)	678	349	648	(443)	1,232
Net income (loss)	424	314	422	(356)	804
Basic and diluted net income per share(ii)	0.55	N/A	N/A	N/A	N/A
Basic and diluted net income (loss) per share(iii)
Class A common stock	N/A	$0.39	$0.51	$(0.45)	$0.96
Class B common stock	N/A	$0.37	$0.36	$(0.32)	$0.85
Class C (series I) common stock	N/A	$0.39	$0.51	$(0.45)	$0.96
Class C (series II) common stock	N/A	$0.30	$0.12	$0.12	$0.79
Class C (series III and IV) common stock	N/A	$0.39	$0.51	$(0.45)	$0.96

(i)

In October 2008, the Company redeemed all shares of class C (series II), and partial shares of class C (series III) common stock. Following the redemptions, the remaining shares of class C (series III) and class C (series IV) common stock automatically converted into shares of class C (series I) common stock. Under the Fifth Amended and Restated Certificated of Incorporation, shares of class C (series I) common stock were designated as class C common stock with no series designation.

(ii)

For the quarter ended December 31, 2007, the Company did not have any dilutive potential common shares. Each regional class and series of common stock were legally entitled to equal per share distributions and the Company therefore presented a single earnings per share amount for period presented ending prior to the IPO.

(iii)	Following the IPO, the Company calculated net income per share using the two-class method to reflect the different rights of each class and series of outstanding common stock.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of Company’s internal control over financial reporting as of September 30, 2009. Based on management’s assessment, management has concluded that Company’s internal control over financial reporting was effective as of September 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks discussed in Item 1A—Risk Factors in this report.

Based on management’s assessment, management has concluded that Company’s internal control over financial reporting was effective as of September 30, 2009.

The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2009, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2009, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning the Company’s directors, executive officers, the code of ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal 1—Election of Class III Directors,” “Class I Directors Continuing in Office until Our 2011 Annual Meeting,” “Class II Directors Continuing in Office until our 2012 Annual Meeting,” “Executive Officers,” “Code of Business Conduct and Ethics,” “Corporate Governance” and “Board of Directors and Committees of the Board” in our Proxy Statement.

The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our codes of business conduct and ethics and significant corporate governance principles are available on the investor relations page of our website at www.investor.visa.com. Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, P.O. Box 8999, San Francisco, California 94128.

ITEM 11.	Executive Compensation

The information required by this item concerning executive compensation is incorporated herein by reference to the sections entitled “Director Compensation” and “Executive Compensation” in our Proxy Statement.

The information required by this item pursuant to Item 407(e)(4) of Regulation S-K is incorporated herein by reference to the section entitled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

The information required by this item pursuant to Item 407(e)(5) of Regulation S-K is incorporated herein by reference to the section entitled “Compensation Committee Report” in our Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item pursuant to Item 403 of Regulation S-K is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

For the information required by item 201(d) of Regulation S-K, refer to Item 5 in this report.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item concerning related party transactions pursuant to Item 404 of Regulation S-K is incorporated herein by reference to the section entitled “Certain Relationships and Related Person Transactions” in our Proxy Statement.

The information required by this item concerning director independence pursuant to Item 407(a) of Regulation S-K is incorporated herein by reference to the section entitled “Independence of Directors” in our Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Auditor Services and Fees” in our Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

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

VISA INC.

By:	/S/ JOSEPH W. SAUNDERS
Name:	Joseph W. Saunders
Title:	Chief Executive Officer
Date:	November 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH W. SAUNDERS Joseph W. Saunders	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	November 19, 2009

/S/ BYRON H. POLLITT Byron H. Pollitt	Chief Financial Officer (principal financial officer and principal accounting officer)	November 19, 2009

/S/ HANI AL-QADI Hani Al-Qadi	Director	November 19, 2009

/S/ THOMAS CAMPBELL Thomas Campbell	Director	November 10, 2009

/S/ GARY COUGHLAN Gary Coughlan	Director	November 19, 2009

/S/ MARY B. CRANSTON Mary B. Cranston	Director	November 11, 2009

/S/ CHARLES T. DOYLE Charles T. Doyle	Director	November 19, 2009

Signature	Title	Date

/S/ FRANCISCO JAVIER FERNANDEZ-CARBAJAL Francisco Javier Fernandez-Carbajal	Director	November 13, 2009

/S/ PETER HAWKINS Peter Hawkins	Director	November 19, 2009

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	November 19, 2009

/S/ ROBERT W. MATSCHULLAT Robert W. Matschullat	Director	November 19, 2009

/S/ DAVID I. MCKAY David I. McKay	Director	November 19, 2009

/S/ CATHY ELIZABETH MINEHAN Cathy Elizabeth Minehan	Director	November 19, 2009

/S/ DAVID J. PANG David J. Pang	Director	November 19, 2009

/S/ CHARLES W. SCHARF Charles W. Scharf	Director	November 19, 2009

/S/ SEGISMUNDO SCHULIN-ZEUTHEN Segismundo Schulin-Zeuthen	Director	November 16, 2009

/S/ WILLIAM SHANAHAN William Shanahan	Director	November 19, 2009

/S/ JOHN A. SWAINSON John A. Swainson	Director	November 11, 2009

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Fifth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Visa Inc. on December 17, 2008)

3.2	Amended and Restated Bylaws of Visa Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Visa Inc. on October 17, 2008)

3.3	Certificate of Correction of the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Visa Inc. on July 30, 2009)

4.1	Form of stock certificate of Visa Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007 (the “September 2007 S-4”))

4.2	Except as set forth in Exhibit 4.1 above, the instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)

4.3	Form of specimen certificate for class B common stock of Visa Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed January 28, 2009)

4.4	Form of specimen certificate for class C common stock of Visa Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed January 28, 2009)

10.1	Settlement Agreement, dated June 4, 2003, by and among Visa U.S.A. Inc. and Wal-Mart, Limited Brands, Sears, Safeway, Circuit City, National Retail Federation, Food Market Institute, International Mass Retail Association and Bernie’s Army-Navy Store (incorporated by reference to Exhibit 10.1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007 (the “June 2007 S-4”))

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 2, 2007)

10.3	Visa Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Annex K to Amendment No. 5 of the June 2007 S-4)

10.4	Employment Agreement, dated February 7, 2008, by and between Joseph W. Saunders and Visa Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 4 to the November 2007 S-1)

10.5	Employment Agreement, dated February 21, 2008, by and between Byron H. Pollitt and Visa Inc. (incorporated by reference to Exhibit 10.43 to Amendment No. 5 to the November 2007 S-1)

10.6	Visa U.S.A. Long Term Incentive Plan for fiscal 2006 (incorporated by reference to Exhibit 10.7 to the June 2007 S-4)

10.7	Visa Excess Retirement Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.9 to the June 2007 S-4)

10.8	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005, as amended (incorporated by reference to Exhibit 4.3 to the Form S-8 filed February 9, 2009)

10.9	Visa Excess Thrift Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.11 to the June 2007 S-4)

10.10	Judgment Sharing Agreement among Defendants in the AMEX case by and between Visa U.S.A. Inc. and the signatory banks thereto (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the July 2007 S-4)†

Exhibit Number	Description of Documents

10.11	Form of Interchange Judgment Sharing Agreement among Visa Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the July 2007 S-4)†

10.12	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and each Member of Visa U.S.A. Inc. that executes and delivers a counterpart signature page to the agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the July 2007 S-4)†

10.13	Form of Escrow Agreement among Visa Inc., Visa U.S.A. Inc. and the escrow agent (incorporated by reference to Exhibit 10.15 to the June 2007 S-4)

10.14	Form of Framework Agreement among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the July 2007 S-4)†

10.15	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 22, 2007)

10.16	Form of Visa Europe Put-Call Option Agreement by and among Visa Inc. and Visa Europe Limited (incorporated by reference to Annex B to Amendment No. 5 of the June 2007 S-4)

10.17	Office Lease, with effective date of April 18, 1991, and as amended on May 14, 1992, September 1, 1995, July 1, 1998, and April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the July 2007 S-4)†

10.18	Data Center Lease, with effective date of April 18, 1991, and as amended on April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the July 2007 S-4)†

10.19	Amended and Restated Global Restructuring Agreement, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Visa Asia Pacific, Visa Latin America (incorporated by reference to Annex A to Amendment No. 5 to the June 2007 S-4)

10.20	Inovant Long Term Incentive Plan for fiscal 2006, as amended (incorporated by reference to Exhibit 10.24 to the November 2007 S-1)

10.21	Visa U.S.A. Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.25 to the November 2007 S-1)

10.22	Inovant Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.26 to the November 2007 S-1)

10.23	Visa Inc. Special Bonus Plan for fiscal 2007 Plan Administration Guidelines (incorporated by reference to Exhibit 10.27 to the November 2007 S-1)

10.24	Employment Agreement, dated February 21, 2008, by and between John (Hans) C. Morris and Visa Inc. (incorporated by reference to Exhibit 10.41 to Amendment No. 5 to the November 2007 S-1)

10.25	Employment Agreement, dated February 21, 2008, by and between Joshua Floum and Visa Inc. (incorporated by reference to Exhibit 10.40 to Amendment No. 5 to the November 2007 S-1)

2

Exhibit Number	Description of Documents

10.26	Employment Agreement, dated February 21, 2008, by and between John Partridge and Visa Inc. (incorporated by reference to Exhibit 10.42 to Amendment No. 5 to the November 2007 S-1)

10.27	Employment Agreement, dated May 12, 2008 by and between William M. Sheedy and Visa, Inc. (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q, filed on May 13, 2008)

10.28	Excess Thrift Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended September 30, 2008 (the “September 2008 10-K”))

10.29	Excess Retirement Benefit Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.32 to the September 2008 10-K)

10.30	Form of Restricted Stock and Restricted Stock Unit IPO Award Agreement (incorporated by reference to Exhibit 10.33 to the September 2008 10-K)

10.31	Form of Restricted Stock and Restricted Stock Unit Post IPO Unit Agreement (incorporated by reference to Exhibit 10.34 to the September 2008 10-K)

10.32	Form of Special Bonus Stock and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.35 to the September 2008 10-K)

10.33	Form of Performance Award Agreement for the CEO (incorporated by reference to Exhibit 10.36 to the September 2008 10-K)

10.34	Form of Performance Award Agreement for Executives with Employment Agreements (incorporated by reference to Exhibit 10.37 to the September 2008 10-K)

10.35	Form of Performance Award Agreement for other members of the Executive Leadership Team (incorporated by reference to Exhibit 10.38 to the September 2008 10-K)

10.36	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.39 to the September 2008 10-K)

10.37	Agreement to Prepay Future Payments at a Discount, dated as of August 31, 2009, by and between Visa U.S.A. Inc. and Co-Lead Counsel, acting collectively as binding representative and agent of the Plaintiffs (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Visa Inc. on August 31, 2009)

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for members of the Executive Leadership Team (“ELT”)

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for members of the ELT who have Employment Agreements

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO

14.1	Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the September 2008 10-K)

21.1*	List of Subsidiaries of Visa Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

3

Exhibit Number	Description of Documents

31.1*	Certification of the Chief Executive Officer pursuant to Section 302

31.2*	Certification of the Chief Financial Officer pursuant to Section 302

32.1*	Certification of the Chief Executive Officer pursuant to Section 906

32.2*	Certification of the Chief Financial Officer pursuant to Section 906

101*+

The following materials from the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2009, filed on November 20, 2009 formatted in Extensible Business Reporting Language (XBRL):

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Operations,

(iii) Consolidated Statements of Comprehensive Income,

(iv) Consolidated Statements of Changes in Stockholders’ Equity,

(v) Consolidated Statements of Cash Flows and

(vi) related notes, tagged as blocks of text.

(1)	We have agreed to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of Visa Inc. and its subsidiaries.
†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.
*	Filed or furnished herewith.
+	Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in these XBRL documents is unaudited and that these are not the official publicly filed financial statements of Visa Inc. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

4