Form 10-Q
period 2009-12-31
VISA INC.
filed 2010-02-03
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

        As of January 27, 2010, there were 469,280,842 shares of class A common stock, par value $.0001 per share, 245,513,385 shares of class B common stock, par value $.0001 per share and 127,450,143 shares of class C common stock, par value $.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	September 30, 2009
	(in millions)
Assets
Cash and cash equivalents	$4,160	$4,617
Restricted cash—litigation escrow (Note 2)	1,365	1,365
Investment securities
Trading	68	59
Available-for-sale	25	56
Settlement receivable	736	605
Accounts receivable	536	444
Customer collateral (Note 5)	815	812
Current portion of volume and support incentives	241	214
Current portion of deferred tax assets	595	703
Prepaid expenses and other current assets	212	366

Total current assets	8,753	9,241
Restricted cash—litigation escrow (Note 2)	280	350
Investment securities, available-for-sale	159	168
Volume and support incentives	109	102
Property, equipment and technology, net	1,203	1,204
Other assets	120	125
Intangible assets	10,883	10,883
Goodwill	10,208	10,208

Total assets	$31,715	$32,281

Liabilities
Accounts payable	$87	$156
Settlement payable	629	634
Customer collateral (Note 5)	815	812
Accrued compensation and benefits	228	396
Volume and support incentives	314	284
Accrued liabilities	883	754
Current portion of long-term debt	12	12
Current portion of accrued litigation (Note 10)	669	1,394

Total current liabilities	3,637	4,442
Long-term debt	41	44
Accrued litigation (Note 10)	260	323
Deferred tax liabilities	3,806	3,807
Other liabilities	494	472

Total liabilities	8,238	9,088

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	December 31, 2009	September 30, 2009
	(in millions, except par value)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 469 and 470 shares issued and outstanding at December 31, 2009, and September 30, 2009, respectively (Note 6)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2009, and September 30, 2009	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 128 and 131 shares issued and outstanding at December 31, 2009, and September 30, 2009, respectively (Note 6)	—	—
Additional paid-in capital	20,957	21,160
Class C treasury stock (Note 6)	(1)	(2)
Accumulated income	2,691	2,219
Accumulated other comprehensive loss, net
Investment securities, available-for-sale	10	10
Defined benefit pension and other postretirement plans	(133)	(136)
Derivative instruments	(50)	(58)
Foreign currency translation loss	(2)	(4)

Total accumulated other comprehensive loss, net	(175)	(188)

Total Visa Inc. stockholders’ equity	23,472	23,189

Non-controlling interest	5	4
Total equity	$23,477	$23,193

Total liabilities and equity	$31,715	$32,281

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(in millions except per share data)
Operating Revenues
Service revenues	$827	$793
Data processing revenues	765	554
International transaction revenues	552	505
Other revenues	190	156
Volume and support incentives	(374)	(269)

Total operating revenues	1,960	1,739

Operating Expenses
Personnel	274	299
Network, EDP and communications	105	93
Advertising, marketing and promotion	216	210
Professional and consulting fees	51	56
Depreciation and amortization	62	52
Administrative and other	78	63
Litigation provision (Note 10)	(43)	—

Total operating expenses	743	773

Operating income	1,217	966

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	—	(1)
Interest expense	(16)	(30)
Investment income, net	5	19
Other	2	(1)

Total other expense	(9)	(13)

Income before income taxes	1,208	953
Income tax expense	445	379

Net income including non-controlling interest	763	574
Loss attributable to non-controlling interest	—	—

Net income attributable to Visa Inc.	$763	$574

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(in millions except per share data)
Basic earnings per share (Notes 6 & 7)
Class A common stock	$1.03	$0.74

Class B common stock	$0.60	$0.52

Class C common stock	$1.03	$0.74

Basic weighted average shares outstanding (Notes 6 & 7)
Class A common stock	468	446

Class B common stock	245	245

Class C common stock	129	152

Diluted earnings per share (Notes 6 & 7)
Class A common stock	$1.02	$0.74

Class B common stock	$0.60	$0.52

Class C common stock	$1.02	$0.74

Diluted weighted average shares outstanding (Notes 6 & 7)
Class A common stock	745	773

Class B common stock	245	245

Class C common stock	129	152

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(in millions)
Net income including non-controlling interest	$763	$574
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain	1	7
Income tax effect	—	(3)
Reclassification adjustment for net (gain) realized in net income including non-controlling interest	(1)	—
Income tax effect	—	—
Defined benefit pension and postretirement plans	4	1
Income tax effect	(1)	—
Derivative instruments
Net unrealized loss	(3)	(15)
Income tax effect	1	6
Reclassification adjustment for net loss realized in net income including non-controlling interest	15	—
Income tax effect	(5)	—
Foreign currency translation gain (loss)	2	(20)

Other comprehensive income (loss), net of tax	13	(24)

Comprehensive income including non-controlling interest	$776	$550
Comprehensive income (loss) attributable to non-controlling interest	—	—

Comprehensive income attributable to Visa Inc.	$776	$550

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Class A	Class B	Class C	Additional Paid In Capital	Treasury Stock	Accumulated Income	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	(in millions, except per share data)
Balance as of September 30, 2009	470	245	131	$21,160	$(2)	$2,219	$(188)	$4	$23,193
Net income including non-controlling interest						763			763
Other comprehensive income, net of tax							13	—	13

Comprehensive income including non-controlling interest									776
Issuance of restricted share awards (Note 8)	1			—					—
Conversion of class C common stock upon sale into public market (Note 6)	3		(3)						—
Share-based compensation (Note 8)				32					32
Tax benefit for share-based compensation				5					5
Cash proceeds from exercise of stock options(1)				8					8
Restricted stock instruments settled in cash for taxes(2)				(12)					(12)
Cash dividends declared and paid, at a quarterly amount of $0.125 per as-converted share (Note 6)						(93)			(93)
Retirement of treasury stock (Note 6)				(1)	1				—
Repurchase of class A common stock (Note 6)	(5)			(234)		(198)			(432)
Investment in partially owned consolidated subsidiary				(1)				1	—

Balance as of December 31, 2009	469	245	128	$20,957	$(1)	$2,691	$(175)	$5	$23,477

(1)	Increase to class A common stock is less than 1 million shares
(2)	Decrease to class A common stock is less than 1 million shares

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(in millions)
Operating Activities
Net income including non-controlling interest	$763	$574
Adjustments to reconcile net income including non-controlling interest to net cash (used in) provided by operating activities:
Depreciation and amortization of property, equipment and technology	62	52
Share-based compensation	32	32
Interest earned on litigation escrow, net of tax	—	(7)
Tax benefit for share-based compensation	(5)	—
Restricted stock instruments settled in cash for taxes	(12)	—
Net recognized (gain) loss on investment securities, including other-than-temporary impairment	(1)	7
Asset impairment	1	1
Amortization of volume and support incentives	374	269
Accrued litigation and accretion	(33)	25
Equity in earnings of unconsolidated affiliates	—	1
Deferred income taxes	102	179
Change in operating assets and liabilities:
Trading securities	(9)	7
Accounts receivable	(92)	(36)
Settlement receivable	(131)	386
Volume and support incentives	(378)	(254)
Other assets	137	95
Accounts payable	(69)	(66)
Settlement payable	(5)	(453)
Accrued compensation and benefits	(168)	(157)
Accrued and other liabilities	158	59
Accrued litigation	(755)	(529)

Net cash (used in) provided by operating activities	(29)	185

Investing Activities
Investment securities, available-for-sale:
Proceeds from sales and maturities	41	195
Distribution of money market investment (Note 3)	19	775
Purchases of /contributions to other investments	(1)	(1)
Purchases of property, equipment and technology	(37)	(68)

Net cash provided by investing activities	22	901

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(in millions)
Financing Activities
Tax benefit for share-based compensation	5	—
Cash proceeds from exercise of stock options	8	—
Funding of litigation escrow account—Retrospective Responsibility Plan	—	(1,100)
Payments from litigation escrow account—Retrospective Responsibility Plan	70	397
Payment for redemption of stock	—	(2,646)
Dividends paid	(93)	(81)
Principal payments on debt	(3)	(2)
Principal payments on capital lease obligations	(7)	—
Repurchase of class A common stock	(432)	—

Net cash used in financing activities	(452)	(3,432)

Effect of exchange rate changes on cash and cash equivalents	2	(20)

Decrease in cash and cash equivalents	(457)	(2,366)
Cash and cash equivalents at beginning of year	4,617	4,979

Cash and cash equivalents at end of period	$4,160	$2,613

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$25	$4
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$6	$21
Interest payments on debt	$1	$1
Assets acquired in joint venture with note payable and equity interest issued	$—	$22

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(unaudited)

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization—Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of cash and checks. Visa and its consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited (“VWPL”), Visa Canada Corporation (“Visa Canada”) and Inovant LLC (“Inovant”), operate the world’s largest retail electronic payments network. The Company provides financial institutions with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards, which are the independent responsibility of the Company’s issuing customers.

Consolidation and basis of presentation—The accompanying unaudited consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all entities that are controlled by ownership of a majority voting interest as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications, not affecting net income attributable to Visa, have been made to prior period information to conform to the current period presentation format, including the reclassification of $24 million of contractor expense, which was previously reported in professional and consulting fees, to personnel for the quarter ended December 31, 2008.

The Company began to report non-controlling interest (previously referred to as minority interest) as a component of equity in the first quarter of fiscal 2010 and for all comparable periods presented as required under Accounting Standards Codification (ASC) 810. The impact of reporting non-controlling interest is financial statement presentation only.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements of Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by GAAP. Reference should be made to the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2009 for additional disclosures, including a summary of the Company’s significant accounting policies.

Subsequent events have been evaluated through February 3, 2010, the date this quarterly report was filed with the SEC.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures – Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2009-12 allows companies that have investments that are within the scope of this ASU to use net asset value per share as a fair value measurement without further adjustment as a practical expedient. The Company adopted this standard

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the first quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. Additional disclosures required under this ASU are not presented because the related investments are not material to the overall consolidated financial statements.

In October 2009, ASU 2009-13 was issued which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The Company is currently evaluating the impact of adopting ASU 2009-13, which is effective for the Company at the beginning of fiscal 2011, on its consolidated financial statements.

In January 2010, ASU 2010-06 was issued which requires new disclosures for fair value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 fair value measurements including the presentation of purchases, sales, issuances, and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only and is effective for the Company in the second quarter of fiscal 2010, with the exception of the additional information in the roll-forward for Level 3 fair value measurements, which is effective in the second quarter of fiscal 2011, with early adoption permitted.

Note 2—Retrospective Responsibility Plan

The Company has established several related mechanisms designed to address settled liability and potential liability under certain litigation referred to as the covered litigation, including the retrospective responsibility plan, or the plan. In accordance with the plan, the Company established a litigation escrow account, or the escrow account, from which settlements of, or judgments in, the covered litigation will be paid. Under the terms of the plan, when the Company funds the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. There was no funding to the escrow account during the first quarter of fiscal 2010. The conversion rate applicable to the Company’s class B common stock is 0.5824 class A share at December 31, 2009.

The following table sets forth the changes in the escrow account during the three months ended December 31, 2009:

(in millions)
Balance at October 1, 2009	$1,715
American Express settlement payments	(70)
Interest earned, less applicable taxes	—

Balance at December 31, 2009	$1,645
Less: Current portion of escrow account	1,365

Long-term portion of escrow account	$280

An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates information including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at December 31, 2009 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,455
Investment securities
U.S. government-sponsored agency debt securities		$137
Equity securities	84
Corporate debt securities			$8
Mortgage backed securities			5
Other asset backed securities			5
Auction rate securities			13
Derivative financial instruments
Foreign exchange derivative instruments		10

	$5,539	$147	$31

Liabilities
Other liabilities
Visa Europe put option			$346
Foreign exchange derivative instruments		$72

	Fair Value Measurements at September 30, 2009 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,977
Investment securities
U.S. government-sponsored agency debt securities		$169
Canadian government debt securities		7
Equity securities	73
Corporate debt securities			$10
Mortgage backed securities			6
Other asset backed securities			5
Auction rate securities			13
Derivative financial instruments
Foreign exchange derivative instruments		16

	$6,050	$192	$34

Liabilities
Other liabilities
Visa Europe put option			$346
Foreign exchange derivative instruments		$96

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

Corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There was no change to the valuation techniques and related inputs used to measure fair value during the quarter ended December 31, 2009.

Visa Europe put option agreement. The Company has granted Visa Europe a perpetual put option, which if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the forward 12-month period, or the adjusted sustainable income. Visa Europe’s adjusted sustainable income is calculated under the terms of the put option agreement and includes potentially material adjustments for cost synergies and other negotiated items.

At December 31, 2009, and September 30, 2009, the Company determined the fair value of the put option to be approximately $346 million. While this amount represents the fair value of the put option at December 31, 2009, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction.

In determining the fair value of the put option at December 31, 2009, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 5.3x. These assumptions are consistent with those used in the valuation of the put option at September 30, 2009. At December 31, 2009, the P/E ratio was 21.8 and the P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 4.3x. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at December 31, 2009. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option and the estimated P/E differential are unobservable inputs used to value the put option. Changes in fair value are included in the Company’s consolidated statement of operations. There was no change in the fair value of the put option during the first quarter of fiscal 2010.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides a roll-forward of Level 3 investments which are measured at fair value on a recurring basis for the three months ended December 31, 2009 and 2008:

	Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2009	$10	$6	$5	$13	$34
Other-than-temporary impairment included in investment income, net	—	—	—	—	—
Maturities and principal payments	(2)	(1)	—	—	(3)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at December 31, 2009	$8	$5	$5	$13	$31

	Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2008	$45	$22	$23	$13	$103
Other-than-temporary impairment included in investment income, net	(3)	(4)	—	—	(7)
Maturities and principal payments	(10)	(2)	(4)	—	(16)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at December 31, 2008	$32	$16	$19	$13	$80

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

Non-marketable equity investments. The Company’s strategic investments are accounted for under the cost and equity methods and are classified as Level 3 assets due to the absence of quoted market prices, inherent lack of liquidity, and the fact that inputs used to measure the fair value are unobservable and require management judgment. During the three months ended December 31, 2009, certain events and circumstances triggered impairment analyses for certain non-marketable equity securities which resulted in recognized losses of $1 million. At December 31, 2009, and September 30, 2009, non-marketable equity security investments totaled $101 million and $102 million in other assets on the consolidated balance sheet, respectively.

Reserve Primary Fund. The Company’s investment in the Reserve Primary Fund, or the Fund, is accounted for under the cost method of accounting and classified within prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2009. The Fund balance was $50 million and $69 million at December 31, 2009, and September 30, 2009, respectively. The investment is considered a Level 3 asset as the fair value is estimated by discounting the Company’s pro-rata

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ownership of the Fund’s underlying investment holdings based upon an estimate of inherent risk. In January 2010, the Company received a further distribution from the Fund of $66 million and in the second quarter of fiscal 2010 recorded a pre-tax gain of $16 million in investment income, net. This distribution substantially represents the Company’s remaining pro-rata ownership in the Fund, but is net of a portion reserved by the Fund for ongoing expenses and claims. It is not possible to predict the timing of distribution, if ever, of the remaining amount reserved by the Fund. However, the Company’s pro-rata portion of this amount is not expected to be material to the consolidated financial statements.

Debt. The estimated fair value of the Company’s debt at December 31, 2009, and September 30, 2009 was $60 million and $64 million, respectively, based on credit ratings for similar notes.

Non-financial assets and liabilities. In the first quarter of fiscal 2010, the Company adopted the accounting and disclosure provisions related to the measurement of non-financial assets and non-financial liabilities at fair value. Long-lived assets such as goodwill, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets, and are measured at fair value only when impairment indicators exist. The Company does not have any significant non-financial liabilities. During the three months ended December 31, 2009, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

Note 4—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans which provide retirement and health benefits for substantially all employees residing in the United States.

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,
	2009	2008	2009	2008
	(in millions)
Service cost	$13	$13	$—	$—
Interest cost	10	12	—	1
Expected return on assets	(12)	(11)	—	—
Amortization of:
Prior service credit	(2)	(2)	—	(1)
Actuarial loss	6	3	—	—

Total net periodic benefit cost	$15	$15	$—	$—

Note 5—Settlement Guarantee Management

The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited. The Company requires certain customers that do not meet its credit standards to post collateral. The Company’s estimated maximum settlement exposure was approximately $43.8 billion at December 31, 2009 compared to $41.8 billion at September 30, 2009. Of these amounts, $3.9 billion at December 31, 2009 and $3.7 billion at September 30, 2009, are covered by collateral. The total available collateral

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances presented below are greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

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

The Company maintained collateral as follows:

	December 31, 2009	September 30, 2009
	(in millions)
Cash equivalents	$815	$812
Pledged securities at market value	347	243
Letters of credit	729	703
Guarantees	2,704	2,644

Total	$4,595	$4,402

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was less than $1 million at December 31, 2009, and September 30, 2009. The amounts are reflected in accrued liabilities on the consolidated balance sheets.

Note 6—Stockholders’ Equity

The number of class A shares outstanding on an as-converted basis at December 31, 2009 is as follows:

(in millions)	Shares Outstanding at December 31, 2009	Conversion Rate Into Class A Common Stock	As Converted
Class A common stock	469	—	469
Class B common stock	245	0.5824	143
Class C common stock	128	1.0000	128

	842		740

2009 Accelerated Class C Share Release Program

During the three months ended December 31, 2009, an additional 3 million shares were converted from class C common stock to class A common stock upon the sale or transfer by the class C shareholders into the public market. Of the 40 million shares of class C common stock released from transfer restrictions under this program, 16 million shares remain available for sale or transfer, subject to certain terms and conditions, at December 31, 2009. There is no dilutive effect to the outstanding share count from these transactions.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010 Class C Share Release Program

On January 21, 2010, the Company announced that its board of directors had approved the release of additional class C shares. The number of shares released for any class C shareholder will be the greater of (a) 50% (fifty percent) of the restricted class C shares held by that shareholder as of March 1, 2010, and (b) 5,000 (five thousand) class C shares. Shareholder application will not be required. The shares will automatically become eligible for public sale on March 8, 2010. The remaining restricted class C shares will continue to be subject to the general transfer restrictions that expire on March 25, 2011, under Visa’s certificate of incorporation. Class C shares sold in the public market upon release under this program will automatically convert to class A shares. Approximately 56 million class C shares are expected to be released from transfer restrictions. The release of the class C shares will not increase the number of outstanding shares on an as-converted basis of the Company’s common stock, and there will be no dilutive effect to the outstanding class A common stock share count on an as-converted basis.

Share Repurchase Plan

In October 2009, the Company’s board of directors authorized a $1 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of the Company’s board of directors. Under this plan, the Company repurchased 5.5 million shares of its class A common stock at an average price of $78.78 per share for a total cost of $432 million during the first quarter of fiscal 2010. Repurchased shares have been retired and constitute authorized but unissued shares. At December 31, 2009, the share repurchase plan has remaining authorized funds of $568 million.

Dividends Declared

On January 20, 2010, the Company’s board of directors declared a dividend in the amount of $0.125 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) which will be paid on March 2, 2010, to all holders of record of the Company’s class A, class B, and class C common stock as of February 12, 2010.

Stock Dividends Received from Cost Method Investees

During the first quarter of fiscal 2010, the Company retired the 24,449 shares of treasury stock received from cost method investees in the first half of fiscal 2009. The Company has no class C common treasury stock outstanding at December 31, 2009.

Note 7—Earnings Per Share

During the first quarter of fiscal 2010, the Company adopted a new accounting standard which defines unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires these securities to be included in computing earnings per share under the two-class method. The Company’s unvested restricted stock awards and unvested restricted stock units are considered participating securities and have been included in the computation of earnings per share under the two-class method. Comparable prior period earnings per share data have been recomputed to conform to current period presentation. There was no change to the basic and diluted earnings per share previously reported for the three months ended December 31, 2008, as a result of this adoption.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present basic and diluted earnings per share for the three months ended December 31, 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Class A(1)	481		468	1.03	763		745	1.02
Class B	147	(2)	245	0.60	146	(2)	245	0.60
Class C	133		129	1.03	132		129	1.02
Participating Securities	2		Not presented	Not presented	2		Not presented	Not presented

Net income attributable to Visa Inc.	$763

The following tables present basic and diluted earnings per share for the three months ended December 31, 2008.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)
Common Stock Redeemed October 10, 2008
Class C (series II) and class C (series III)(3)	4		Not presented	Not presented	4		Not presented	Not presented

Class A(1)	329		446	0.74	571		773	0.74
Class B	127	(2)	245	0.52	127	(2)	245	0.52
Class C(3)	112		152	0.74	111		152	0.74
Participating Securities	2		Not presented	Not presented	2		Not presented	Not presented

Net income attributable to Visa Inc.	$574

(1)

The calculation of diluted class A earnings per share considers, if dilutive, potential class A common stock equivalent shares outstanding during the period consisting of: (1) incremental shares of class A common stock issuable upon the conversion of class B and class C common stock based on the conversion rate in effect through the period, (2) participating securities in the form of unvested restricted stock awards and unvested restricted stock units, and (3) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options and the assumed vesting of unearned performance shares. The computation of average dilutive shares outstanding excluded stock options to purchase 1 million and 10 million shares of common stock for the three months ended December 31, 2009 and 2008, respectively, because their effect would be antidilutive.

(2)

Net income attributable to Visa is allocated to each class and series of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income attributable to Visa allocated to each class and series of common stock, the weighted average numbers of shares of class B common stock outstanding on an as-converted basis used in the allocation are 143 million and 172 million for the three months ended December 31, 2009 and 2008, respectively.

(3)	Net income attributable to Visa was allocated to the redeemed common stock for the period during which they were outstanding.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Share-based Compensation

During the three months ended December 31, 2009, the Company granted 961,967 non-qualified stock options, or options, 846,648 restricted stock awards, or RSAs, and 241,661 restricted stock units, or RSUs, to Company employees and non-employee directors under the 2007 Equity Incentive Compensation Plan. The options had a weighted average exercise price per share of $79.59 and a weighted average grant date fair value per share of $29.49. The RSAs and RSUs had weighted average grant date fair values per share of $79.59. The Company accounted for these awards using the straight-line method of attribution for expensing equity awards with only service conditions. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

The Company also granted performance-based shares during the quarter ended December 31, 2009. The ultimate number of performance shares to be earned will be between zero and 203,006, depending on the Company’s achievement of specified cumulative net income performance targets, and the Company’s stock price ranked against the total shareholder return of companies that are included in the Standard & Poor’s 500 Index during the approximate two-year period beginning October 28, 2009. These earned performance shares vest in two equal installments on November 30, 2011 and 2012, subject to earlier vesting in full under certain conditions. The grant-date fair value of the performance-based shares, incorporating the market condition by using a Monte Carlo simulation model, was $88.06 per share. Compensation expense for the performance awards is initially estimated based on target performance and is adjusted as appropriate throughout the performance period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

Note 9—Income Taxes

The effective income tax rates were 37% and 40% for the three months ended December 31, 2009 and 2008, respectively. The rate for the three months ended December 31, 2009 was lower than the rate for the comparable period in the prior year primarily due to changes in the geographic mix of the Company’s global income and the benefit of Singapore tax incentives.

Note 10—Legal Matters

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

The Company’s litigation provision was ($43) million and less than $1 million for the three months ended December 31, 2009 and 2008, respectively. The credit to the provision in the three months ended December 31, 2009, is primarily a result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation (discussed in Other Litigation below). The litigation accrual is an estimate and is based on management’s understanding of its

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.

The following table summarizes the activity related to accrued litigation for both covered and other non-covered litigation for the three months ended December 31:

	2009	2008
	(in millions)
Balance at October 1	$1,717	$3,758
Provision for settled legal matters(1)	(43)	—
Settlement obligation refunded by Morgan Stanley(2)	—	65
Interest accretion on settled matters	10	25
Payments on settled matters(3)	(755)	(543)

Balance at December 31	$929	$3,305

(1)	This amount includes the reduction to the provision for the $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation.
(2)	This balance represents the amount of the Discover settlement refunded to the Company during fiscal 2009 by Morgan Stanley under a separate agreement.
(3)	This amount includes the Company’s October 2009 prepayment of its remaining $800 million in payment obligations in the Retailers’ litigation at a discounted amount of $682 million.

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 2—Retrospective Responsibility Plan. An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination the Company evaluates available information, including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance.

The Attridge Litigation

In the separate California “Indirect Purchaser” Credit/Debit Card Tying Cases also pending in California state court, Visa entered into a settlement agreement on September 14, 2009. That settlement agreement, which was subsequently amended and is subject to the approval of the court in those cases, also could potentially have the effect of releasing the claims asserted in the Attridge case, subject to the ruling of the Attridge court.

Other Litigation

Retailers’ Litigation

On October 2, 2009, the court entered a final order approving the prepayment agreement, and Visa made the $682 million prepayment pursuant to the agreement’s terms on October 5, 2009. Pursuant to its terms, the prepayment agreement became final after no appeals to the approval order were filed within the 30-day appeal period.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Indirect Purchaser” Actions

In California (Credit/Debit Card Tying Cases), after the parties amended the settlement agreement in certain respects, the court entered an order preliminarily approving the settlement on January 5, 2010 and scheduled a final approval hearing for July 16, 2010.

Currency Conversion Litigation

Various appeals have been filed with the U.S. Court of Appeals for the Second Circuit challenging the district court’s approval of the settlement. The issuance of refund checks for valid, timely claims will not commence until after the appeals are resolved (in favor of the court-approved settlement) and the settlement administrator has validated the claims.

State Investigative Demands

The Office of the Attorney General of Texas issued a Civil Investigative Demand, or “CID”, to Visa Inc. on October 9, 2009 seeking information regarding a potential violation of Sections 15.05 of the Texas Free Enterprise and Antitrust Act of 1983, Texas’s antitrust law. The CID seeks narrative responses to interrogatories that focus on certain Visa U.S.A. policies relating to merchant acceptance practices, including Visa U.S.A.’s policies regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment.

On January 7, 2010, the Attorney General of the State of Missouri issued a CID to Visa requiring Visa to produce the same documents sought by the Ohio Investigative Demand. Visa Inc. is cooperating with the state Attorneys General in connection with these requests.

Brazilian Competition Authority Proceedings

On December 16, 2009, Visa International and Visa do Brasil reached an agreement with CADE for the immediate suspension of the investigation and its eventual closure without fines if certain conditions are met. The terms of the settlement are not considered material to the consolidated financial statements.

Gift Card Litigation

Visa is a party to various lawsuits involving prepaid gift cards. Pursuant to existing agreements, Visa may be indemnified by the issuer of the gift card in question for liability associated with some or all of the claims asserted in these suits.

Loiseau/Barclay

On November 24, 2009, Loiseau filed his third amended complaint. Both Visa and Metabank moved to dismiss that complaint.

On December 1, 2009, by the same counsel as Mr. Loiseau, William Barclay filed a putative class action against Visa U.S.A. and Metabank making similar allegations as in the Loiseau case. On December 31, 2009, Metabank removed the Barclay action to the U.S. District Court for the Southern District of California and filed a notice of relatedness between the two cases.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Reserve Primary Fund

On November 25, 2009, the court accepted most aspects of the SEC plan and ordered that the remaining assets in the Fund, with the exception of a reserve for ongoing expenses and claims, be returned to investors on a pro-rata basis. On January 29, 2010, Visa U.S.A. received a further distribution from the Fund of $66 million. Together with interim distributions, Visa U.S.A. has received to date, a total payout of 99% of Visa U.S.A.’s original investment.

Intellectual Property Litigation

Vale Canjeable

On August 6, 2008, the Commercial Chamber of the Supreme Court in Venezuela (the “Supreme Court”) accepted the defendants’ extraordinary appeal and declared the lower court’s decision null and void, ordering a new Superior Tribunal to rule on the defendants’ appeal of the preliminary injunction. Pursuant to the Supreme Court’s order, on March 25, 2009, the First Superior Tribunal of Caracas issued a new decision. The decision (i) dismissed the defendants’ appeal; (ii) ratified the preliminary injunction; and (iii) found the defendants liable for legal fees and costs in connection with the appeal. On July 9, 2009, the defendants filed a further extraordinary appeal to the Supreme Court as to the March 25, 2009 decision. On December 10, 2009, the Supreme Court again accepted the defendants’ extraordinary appeal, declared null and void the March 25 ruling, and ordered a new Superior Tribunal to rule on the defendants’ appeal of the preliminary injunction.

TQP Development, LLC—Data Encryption

On December 21, 2009, the parties executed an agreement to settle the litigation, and the case was dismissed with prejudice on January 4, 2010. The settlement amount is not considered material to the consolidated financial statements.

Restricted Spending Solutions, LLC—Prepaid and Commercial Cards

On November 19, 2009, Visa U.S.A. filed its First Amended Answer and Counterclaim to plaintiff’s complaint.

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

Forward-Looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements can be identified by the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will” and similar expressions which are intended to identify forward-looking statements.

By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as a result of a variety of factors, including all the risks discussed under the heading “Risk Factors” in Part 1, Item 1A – “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q or Periodic Reports on Form 8-K, if any. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. Unless required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Overall Economic Conditions

Our business is affected by overall economic conditions and consumer spending. We expect that soft economic conditions will continue to moderate consumer and commercial spending, and our rate of payments volume growth, in the near term and will continue to monitor the progress over the course of the global economic recovery. Regulatory measures enacted in the United States in fiscal 2009 expected to take effect in the second quarter of fiscal 2010 will impact our financial institution customers. Should financial institutions constrict credit offerings in response to these measures, this could ultimately impact consumer spending and our payments volume. However, we believe that the continuing secular shift to electronic payment products for non-discretionary spending will buffer the impact to our overall payments volume growth. This shift is particularly clear in debit products, where Visa has a strong market position in the United States and significant growth opportunities internationally.

Share Repurchase Plan

In October 2009, our board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of our board of directors. During the first quarter of fiscal 2010, we repurchased 5.5 million shares of class A common stock at an average price of $78.78 per share for a total cost of $432 million. As of the end of the first fiscal quarter, $568 million remained available for repurchase under the existing repurchase authorization. See the Liquidity and Capital Resources section for further discussion.

Nominal Payments Volume and Transaction Counts

We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. Compared to the same prior year period, nominal payments volume declined in commercial products, offset by growth in consumer debit and credit, resulting in a moderate increase in overall nominal payments volume year over year. The number of processed transactions continues to increase reflecting the continued shift to electronic payments globally.

This table sets forth nominal product payments volume for the periods presented in nominal dollars(1):

	U.S.A.			Rest of World			Visa Inc.
	3 months ended September 30, 2009(4)	3 months ended September 30, 2008(4)	% Change	3 months ended September 30, 2009(4)	3 months ended September 30, 2008(4)	% Change	3 months ended September 30, 2009(4)	3 months ended September 30, 2008(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$150	$167	-10%	$233	$212	10%	$383	$379	1%
Consumer debit(2)	209	195	7%	44	39	11%	252	234	8%
Commercial and other	59	59	-1%	27	29	-6%	85	88	-3%

Total Nominal Payments Volume	$417	$421	-1%	$303	$280	8%	$720	$701	3%
Cash volume	93	103	-9%	326	323	1%	419	426	-2%

Total Nominal Volume(3)	$510	$524	-3%	$629	$603	4%	$1,139	$1,127	1%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.
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

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the three months ended December 31, 2009, and December 31, 2008, were based on payments volume reported by our financial institution customers for the three months ended September 30, 2009, and September 30, 2008, respectively.

This table sets forth transactions volume processed by our VisaNet system during the following fiscal periods:

	Three months ended December 31,
	2009	2008	% Change
	(in millions, except percentages)
Total transactions	10,924	9,797	12%

Results of Operations

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., throughout the rest of the world, and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended December 31,
	2009	2008	$ Change	% Change(1)
	(in millions, except percentages)
U.S. operating revenues	$1,174	$994	$180	18%
Rest of world operating revenues	733	690	43	6%
Visa Europe operating revenues	53	55	(2)	(4)%

Total Operating Revenues	$1,960	$1,739	$221	13%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

Growth in operating revenues primarily reflects a moderate increase in nominal payments volume, continued growth of processed transactions, and the impact of pricing modifications made on various services as a result of innovations in our product line and improvements in our service model. The benefits of pricing modifications are partially offset by increases to volume and support incentives. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel, which has shown signs of moderate improvement in most regions in the first fiscal quarter. Revenues from processing cross-border transactions for our customers fluctuate with cross-border travel and the extent to which Visa-branded products are utilized for travel purposes.

Our operating revenues are impacted by fluctuations in foreign currency rates. Operating revenues are impacted by the overall strengthening or weakening of the U.S. dollar compared to local or regional currencies in which our payments volume are denominated. The general weakening of the U.S. dollar in the first quarter of fiscal 2010 over the prior year comparable period was moderated by our hedging activities. Currency fluctuation primarily impacted service and international transaction revenues.

The following table sets forth the components of our total operating revenues:

	Three months ended December 31,
	2009	2008	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$827	$793	$34	4%
Data processing revenues	765	554	211	38%
International transaction revenues	552	505	47	9%
Other revenues	190	156	34	21%
Volume and support incentives	(374)	(269)	(105)	39%

Total Operating Revenues	$1,960	$1,739	$221	13%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased primarily due to modest growth of 3% in nominal payments volume combined with strategic pricing modifications implemented after the second quarter of fiscal 2009. We continue to monitor the progress of nominal payments volume growth as part of the overall global economic recovery.

•

Data processing revenues increased due to competitive pricing adjustments which became effective in the second half of fiscal 2009 across various regions combined with 12% growth in the number of transactions processed. We believe that the secular shift to electronic payments will continue on a global basis.

•

International transaction revenues increased due to a growth of 8% in nominal cross-border payments volume, combined with strategic pricing modifications which took place after the second quarter of fiscal 2009.

•

Other revenues increased primarily due to license fees from Cielo, formerly known as Companhia Brasileira de Meois de Pagamento, or VisaNet do Brasil, for the use of Visa trademarks and technology intellectual property. We entered into this licensing arrangement with VisaNet do Brasil following their initial public offering and the sale of our investment interest in the third quarter of fiscal 2009. Additionally, the increase also reflects continued growth in the Visa Extras loyalty platform and the administrative and rewards fulfillment services performed in support of the platform, and other new license and royalty fees.

•

Volume and support incentives increased primarily due to incentives incurred on significant long-term customer contracts that were initiated or renewed after the first quarter of fiscal 2009. The increase in incentives is also attributable to the absence of $19 million downward performance adjustments included in the first quarter of fiscal 2009, reflective of the economic environment at the time.

The net asset of volume and support incentives changed as follows:

	Fiscal 2010	Fiscal 2009
	(in millions)
Beginning balance at October 1, net asset(1)	$32	$130
Provision
Current period provision	(370)	(284)
Performance adjustments(2)	(1)	19
Contractual adjustments(3)	(3)	(4)

Subtotal volume and support incentives	(374)	(269)

Payments	378	254

Ending balance at December 31, net asset(1)	$36	$115

(1)	Balance represents the net of the current and long-term asset and current liability portions of volume and support incentives as presented in our consolidated balance sheet.
(2)

Positive amounts represent downward adjustments in estimated obligations under incentive agreements resulting from management’s refinement of its estimate of projected sales performance as new information becomes available.

(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended December 31,
	2009	2008	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$274	$299	$(25)	(8)%
Network, EDP and communications	105	93	12	13%
Advertising, marketing and promotion	216	210	6	3%
Professional and consulting fees	51	56	(5)	(9)%
Depreciation and amortization	62	52	10	18%
Administrative and other	78	63	15	24%
Litigation provision	(43)	—	(43)	NM

Total Operating Expenses	$743	$773	$(30)	(4)%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Personnel decreased primarily due to the absence of larger severances incurred in the prior year associated with workforce consolidation and elimination of overlapping functions. We reclassified contractor expenses to personnel from professional and consulting fees in the prior year to conform to the current year presentation. Contractor expense decreased in the current quarter reflecting the effective implementation of our global strategy to reduce cost.

•	Network, EDP and communications increased primarily due to higher fees paid for debit processing services related to processing transactions through non-Visa networks.

•

Advertising, marketing and promotion increased slightly over the prior year. We anticipate a larger increase compared to prior year during the second and third quarters of fiscal 2010 due to increased spending in connection with the 2010 Winter Olympics and FIFA World Cup campaigns. We continue to review and refine our marketing and advertising spending globally to ensure it is consistent with our overall strategy to reduce cost.

•	Professional and consulting fees decreased primarily reflecting the absence of legal fees incurred in connection with the Discover settlement in October 2008.

•	Depreciation and amortization increased as expected reflecting charges related to the new data center and office building that were placed in service during the second half of fiscal 2009.

•

Administrative and other expense increased primarily due to unrealized foreign exchange losses recorded upon the remeasurement of monetary assets and liabilities held by foreign subsidiaries into their functional currencies, combined with the absence of foreign exchange gains recorded in the first quarter of fiscal 2009.

•

Litigation provision primarily reflects the $41 million pre-tax gain recorded in the current quarter as a result of prepaying the remaining obligation under the Retailers’ litigation settlement, as well as release of additional accruals for other matters settled during the quarter. The gain reflects the difference between our prepayment amount of $682 million and the carrying value of the obligation. There were no significant new litigation accruals made during the current quarter.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended December 31,
	2009	2008	$ Change	% Change(1)
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$—	$(1)	$1	NM
Interest expense	(16)	(30)	14	(47)%
Investment income, net	5	19	(14)	(71)%
Other	2	(1)	3	NM

Total Other Income (Expense)	$(9)	$(13)	$4	(30)%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•	Interest expense decreased primarily due to lower interest accretion from declining litigation balances. See Note 10—Legal Matters.

•

Investment income, net decreased due to lower interest earned in the current quarter as a result of lower interest rates and declining investment balances, which reflect the use of $682 million to pre-pay the Retailers’ litigation and the use of $432 million to repurchase class A common stock under the Share Repurchase Plan.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 37% and 40% for the three months ended December 31, 2009, and 2008, respectively. The rate for the three months ended December 31, 2009 was lower than the rate for the same period in the prior year primarily due to changes in the geographic mix of our global income and the benefit of Singapore tax incentives.

Liquidity and Capital Resources

Cash Flow Data

The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2009	2008
	(in millions)
Total cash provided by (used in):
Operating activities	$(29)	$185
Investing activities	22	901
Financing activities	(452)	(3,432)
Effect of exchange rate changes on cash and cash equivalents	2	(20)

Decrease in cash and cash equivalents	$(457)	$(2,366)

Cash used in operating activities during the three months ended December 31, 2009, consisted of net income including non-controlling interest of $763 million and adjustments for non-cash items of $520 million, primarily amortization of volume and support incentives. Cash used in operating activities during the three months ended December 31, 2009 primarily reflects the $682 million prepayment of our Retailers’ litigation obligation as further discussed below. Cash from operating activities in both periods also reflects other significant operational payments including those related to settlement transactions, other litigation settlement payments, volume and support incentives, and our annual compensation benefits. We believe that cash flow generated from operating activities will sufficiently meet the demands of our ongoing operational needs.

Cash provided by investing activities during the three months ended December 31, 2009, primarily reflects net cash proceeds of $41 million from the sales and maturities of investment securities compared to $195 million in the prior year, both of which were reinvested in money market funds. We also received a $19 million cash distribution from the Reserve Primary Fund, or the Fund, in the current quarter compared to $775 million of distribution in the prior year. Both periods’ net cash proceeds were offset by purchases of property, equipment and technology, which were lower this quarter reflecting the completion of our east coast data center in fiscal 2009. We expect capital expenditures to increase during the remaining quarters of fiscal 2010 as capital projects are reviewed and approved.

Cash used in financing activities during the three months ended December 31, 2009, consisted primarily of $432 million in repurchases of class A common stock in the open market and $93 million of quarterly dividend payments as further discussed below. Comparatively, cash used in financing activities for the three months ended December 31, 2008, reflects redemption of our class C (series II) and class C (series III) liability shares for $2.6 billion, funding of $1.1 billion to the litigation escrow account and quarterly dividend payment of $81 million, offset by funding of covered litigation payments totaling $397 million covered by the litigation escrow account.

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

There has been no significant change to our primary uses of liquidity since September 30, 2009, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, management believes that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. Management will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

Other Litigation. Judgments in and settlements of litigation, other than covered litigation, could give rise to future liquidity needs. In connection with our Retailers’ litigation settlement in fiscal 2003, we were required to make annual settlement payments of $200 million through fiscal 2012. In fiscal 2009, we entered into an agreement to modify our remaining payment obligations under the original Retailers’ litigation settlement agreement. Pursuant to this agreement, on October 5, 2009, we made a payment of $682 million to fully satisfy the remaining $800 million obligation.

Share Repurchase Plan. In October 2009, our board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of our board of directors. During the three months ended December 31, 2009, we repurchased 5.5 million shares of our outstanding class A common stock at an average price of $78.78 per share in the open market for a total cost of $432 million. At December 31, 2009, the share repurchase plan has remaining authorized funds of $568 million.

Dividends. During the first quarter of fiscal 2010, we paid $93 million in dividends. On January 20, 2010, our board of directors declared a dividend in the aggregate amount of $0.125 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $93 million in connection with this dividend in March 2010. See Note 6—Stockholders’ Equity to our unaudited consolidated financial statements for further information regarding dividend declarations. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors.

Visa Europe put-call option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At December 31, 2009, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at December 31, 2009, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as determined at the time the put option is exercised.

Fair Value Measurements—Financial Instruments

The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability.

As of December 31, 2009, our financial instruments measured at fair value on a recurring basis included approximately $5.7 billion of assets, of which $31 million, or less than 1%, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. Marketable debt instruments in this category include corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss arising from adverse changes in market factors. Our exposure to financial market risks results primarily from fluctuations in foreign currency rates, interest rates and equity prices. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. Aggregate risk exposures are monitored on an ongoing basis, and cash and cash equivalents are not considered to be subject to significant interest rate risk due to the short period of time to maturity. There have been no significant changes to our market risks during the three months ended December 31, 2009, compared to September 30, 2009.

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

Refer to Note 10 to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, filed with the SEC on November 20, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2009.

Period	(a) Total Number of Shares Purchased(2)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2009	651,690		$76.11	651,690	$950,383,587	(1)
November 1-30, 2009	4,022,081	(2)	$78.99	3,881,361	$643,791,291	(1)
December 1-31, 2009	955,100		$79.82	955,100	$567,535,694	(1)

Total	5,628,871		$78.80	5,488,151	$567,535,694	(1)

(1)

On October 27, 2009, the Company announced a $1 billion class A common stock repurchase plan, authorized by the board of directors through September 30, 2010. Since October 28, 2009, the Company has acquired approximately 5.5 million shares of class A common stock at an average price of $78.78 per share under this plan. As of December 31, 2009, there was approximately $568 million remaining under the plan.

(2)

Includes 140,720 shares of class A common stock withheld at an average price of $79.59 per share (under the terms of grants under the Company’s incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

VISA INC.

Date: February 3, 2010	By:	/S/ JOSEPH W. SAUNDERS
	Name:	Joseph W. Saunders
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2010	By:	/S/ BYRON H. POLLITT
	Name:	Byron H. Pollitt
	Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed on February , 2010 formatted in Extensible Business Reporting Language (XBRL):
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