Form 10-Q
period 2010-03-31
VISA INC.
filed 2010-05-03
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 23, 2010, there were 494,994,456 shares of class A common stock, par value $.0001 per share, 245,513,385 shares of class B common stock, par value $.0001 per share and 99,255,836 shares of class C common stock, par value $.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	September 30, 2009
	(in millions)
Assets
Cash and cash equivalents	$4,560	$4,617
Restricted cash—litigation escrow (Note 2)	1,365	1,365
Investment securities
Trading	63	59
Available-for-sale	22	56
Settlement receivable	666	605
Accounts receivable	502	444
Customer collateral (Note 5)	842	812
Current portion of volume and support incentives	212	214
Current portion of deferred tax assets	470	703
Prepaid expenses and other current assets	413	366

Total current assets	9,115	9,241
Restricted cash—litigation escrow (Note 2)	210	350
Investment securities, available-for-sale	154	168
Volume and support incentives	129	102
Property, equipment and technology, net	1,183	1,204
Other assets	186	125
Intangible assets	10,883	10,883
Goodwill	10,208	10,208

Total assets	$32,068	$32,281

Liabilities
Accounts payable	$78	$156
Settlement payable	618	634
Customer collateral (Note 5)	842	812
Accrued compensation and benefits	276	396
Volume and support incentives	343	284
Accrued liabilities	698	754
Current portion of long-term debt	12	12
Current portion of accrued litigation (Note 10)	670	1,394

Total current liabilities	3,537	4,442
Long-term debt	38	44
Accrued litigation (Note 10)	196	323
Deferred tax liabilities	3,808	3,807
Other liabilities	502	472

Total liabilities	8,081	9,088

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	March 31, 2010	September 30, 2009
	(in millions, except par value)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 494 and 470 shares issued and outstanding at March 31, 2010, and September 30, 2009, respectively (Note 6)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2010, and September 30, 2009	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 100 and 131 shares issued and outstanding at March 31, 2010, and September 30, 2009, respectively (Note 6)	—	—
Additional paid-in capital	20,883	21,160
Class C treasury stock	—	(2)
Accumulated income	3,199	2,219
Accumulated other comprehensive loss, net
Investment securities, available-for-sale	9	10
Defined benefit pension and other postretirement plans	(71)	(136)
Derivative instruments	(39)	(58)
Foreign currency translation gain (loss)	2	(4)

Total accumulated other comprehensive loss, net	(99)	(188)

Total Visa Inc. stockholders’ equity	23,983	23,189
Non-controlling interest	4	4
Total equity	$23,987	$23,193

Total liabilities and equity	$32,068	$32,281

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in millions except per share data)
Operating Revenues
Service revenues	$885	$804	$1,712	$1,597
Data processing revenues	728	544	1,493	1,098
International transaction revenues	545	446	1,097	951
Other revenues	173	148	363	304
Volume and support incentives	(372)	(295)	(746)	(564)

Total operating revenues	1,959	1,647	3,919	3,386

Operating Expenses
Personnel	310	292	584	591
Network, EDP and communications	98	92	203	185
Advertising, marketing and promotion	238	196	454	406
Professional and consulting fees	50	64	101	120
Depreciation and amortization	62	56	124	108
Administrative and other	77	66	155	129
Litigation provision (Note 10)	2	—	(41)	—

Total operating expenses	837	766	1,580	1,539

Operating income	1,122	881	2,339	1,847

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	(2)	1	(2)	—
Interest expense	(28)	(30)	(44)	(60)
Investment income, net	23	34	28	53
Other	(2)	1	—	—

Total other (expense) income	(9)	6	(18)	(7)

Income before income taxes	1,113	887	2,321	1,840
Income tax expense	401	352	846	731

Net income including non-controlling interest	712	535	1,475	1,109
Loss attributable to non-controlling interest	1	1	1	1

Net income attributable to Visa Inc	$713	$536	$1,476	$1,110

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in millions except per share data)
Basic earnings per share (Notes 6 and 7)
Class A common stock	$0.97	$0.71	$1.99	$1.45

Class B common stock	$0.56	$0.45	$1.16	$0.96

Class C common stock	$0.97	$0.71	$1.99	$1.45

Basic weighted average shares outstanding (Notes 6 and 7)
Class A common stock	472	447	470	447

Class B common stock	245	246	245	246

Class C common stock	122	152	125	152

Diluted earnings per share (Notes 6 and 7)
Class A common stock	$0.96	$0.71	$1.99	$1.45

Class B common stock	$0.56	$0.45	$1.16	$0.96

Class C common stock	$0.96	$0.71	$1.99	$1.45

Diluted weighted average shares outstanding (Notes 6 and 7)
Class A common stock	742	756	743	765

Class B common stock	245	246	245	246

Class C common stock	122	152	125	152

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in millions)
Net income including non-controlling interest	$712	$535	$1,475	$1,109
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized (loss) gain	(5)	1	(4)	8
Income tax effect	2	—	2	(3)
Reclassification adjustment for net loss realized in net income including non-controlling interest	3	—	2	—
Income tax effect	(1)	—	(1)	—
Defined benefit pension and other postretirement plans (Note 4)	102	—	106	1
Income tax effect	(40)	—	(41)	—
Derivative instruments
Net unrealized (loss) gain	(5)	6	(8)	(9)
Income tax effect	2	(2)	3	4
Reclassification adjustment for net loss realized in net income including non-controlling interest	21	6	36	6
Income tax effect	(7)	(3)	(12)	(3)
Foreign currency translation gain (loss)	4	(2)	6	(22)

Other comprehensive income (loss), net of tax	76	6	89	(18)

Comprehensive income including non-controlling interest	$788	$541	$1,564	$1,091
Comprehensive loss attributable to non-controlling interest	1	1	1	1

Comprehensive income attributable to Visa Inc	$789	$542	$1,565	$1,092

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Class A	Class B	Class C	Additional Paid In Capital	Treasury Stock	Accumulated Income	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	(in millions, except per share data)
Balance as of September 30, 2009	470	245	131	$21,160	$(2)	$2,219	$(188)	$4	$23,193
Net income attributable to Visa Inc						1,476			1,476
Loss attributable to non-controlling interest								(1)	(1)
Other comprehensive income, net of tax							89		89

Comprehensive income including non-controlling interest									1,564
Issuance of restricted share awards (Note 8)	1			—					—
Conversion of class C common stock upon sale into public market (Note 6)	31		(31)						—
Share-based compensation (Note 8)				61					61
Tax benefit for share-based compensation				8					8
Cash proceeds from exercise of stock options				21					21
Restricted stock instruments settled in cash for taxes				(12)					(12)
Cash dividends declared and paid, at a quarterly amount of $0.125 per as-converted share (Note 6)						(185)			(185)
Retirement of treasury stock				(2)	2				—
Repurchase of class A common stock (Note 6)	(8)			(353)		(311)			(664)
Special IPO dividends received from cost-method investee				1					1
Investment in partially owned consolidated subsidiary				(1)				1	—

Balance as of March 31, 2010	494	245	100	$20,883	$—	$3,199	$(99)	$4	$23,987

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
	(in millions)
Operating Activities
Net income including non-controlling interest	$1,475	$1,109
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization of property, equipment and technology	124	108
Share-based compensation	61	64
Tax benefit for share-based compensation	(8)	(6)
Restricted stock instruments settled in cash for taxes	(12)	(22)
Interest earned on litigation escrow, net of tax	—	(12)
Net recognized (gain) loss on investment securities, including other-than-temporary impairment	(14)	8
Asset impairment	1	3
Gain on disposal of property, equipment, and technology	(1)	—
Amortization of volume and support incentives	746	564
Accrued litigation and accretion	(25)	48
Equity in earnings of unconsolidated affiliates	2	—
Deferred income taxes	185	338
Change in operating assets and liabilities:
Trading securities	(4)	17
Accounts receivable	(58)	(30)
Settlement receivable	(61)	252
Volume and support incentives	(712)	(464)
Other assets	(141)	(9)
Accounts payable	(78)	(87)
Settlement payable	(16)	(335)
Accrued compensation and benefits	(120)	(146)
Accrued and other liabilities	62	80
Accrued litigation	(826)	(1,062)

Net cash provided by operating activities	580	418

Investing Activities
Investment securities, available-for-sale:
Purchases	(1)	—
Proceeds from sales and maturities	45	252
Distributions from money market investment (Note 3)	85	840
Purchases of /contributions to other investments	(1)	(1)
Proceeds from sale of other investments	1	—
Dividends/distributions from other investments	1	1
Proceeds from disposal of property, equipment and technology	1	—
Purchases of property, equipment and technology	(79)	(136)

Net cash provided by investing activities	52	956

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
	(in millions)
Financing Activities
Tax benefit for share-based compensation	8	6
Cash proceeds from exercise of stock options	21	2
Funding of litigation escrow account—Retrospective Responsibility Plan	—	(1,100)
Payments from litigation escrow account—Retrospective Responsibility Plan	140	939
Payment for redemption of stock	—	(2,646)
Dividends paid	(185)	(161)
Principal payments on debt	(6)	(4)
Principal payments on capital lease obligations	(9)	(4)
Repurchase of class A common stock	(664)	—

Net cash used in financing activities	(695)	(2,968)

Effect of exchange rate changes on cash and cash equivalents	6	(22)

Decrease in cash and cash equivalents	(57)	(1,616)
Cash and cash equivalents at beginning of year	4,617	4,979

Cash and cash equivalents at end of period	$4,560	$3,363

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$759	$324
Amounts included in accounts payable and accrued and other liabilities related to purchase of property, equipment and technology	$10	$41
Interest payments on debt	$2	$2
Assets acquired in joint venture with note payable and equity interest issued	$—	$22

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of cash and checks. Visa and its consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited (“VWPL”), Visa Canada Corporation (“Visa Canada”) and Inovant LLC (“Inovant”), operate the world’s largest retail electronic payments network. The Company provides financial institutions with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards, which are the independent responsibility of the Company’s issuing customers.

Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all entities that are controlled by ownership of a majority voting interest as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications, not affecting net income attributable to Visa, have been made to prior period information to conform to the current period presentation format, including reclassification of $20 million and $44 million of contractor expense, which was previously reported in professional and consulting fees, to personnel for the three and six months ended March 31, 2009, respectively.

The Company began to report non-controlling interest (previously referred to as minority interest) as a component of equity in the first quarter of fiscal 2010 and for all comparable periods presented as required under Accounting Standards Codification (“ASC”) 810. The reporting of non-controlling interest has an impact on financial statement presentation only.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by GAAP. Reference should be made to the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2009 for additional disclosures, including a summary of the Company’s significant accounting policies.

Recently issued accounting pronouncements. In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures – Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2009-12 allows companies that have investments that are within the scope of this ASU to use net asset value per share as a fair value measurement without further adjustment as a practical expedient. The Company adopted this standard in the first quarter of fiscal 2010. The adoption did not have a material impact on the consolidated financial statements. Additional disclosures required under this ASU are not presented because the related investments are not material to the overall consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition – Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The Company is currently evaluating the impact of adopting ASU 2009-13, which will be effective for the Company at the beginning of fiscal 2011, on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements, which requires new disclosures for fair value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the ASU in the current quarter, with the exception of the additional information in the roll-forward of Level 3 assets and liabilities, which will be effective in the second quarter of fiscal 2011. There was no transfer into or out of Level 1 or 2 of the fair value hierarchy during the first half of fiscal 2010. See Note 3 – Fair Value Measurements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, which amends the disclosure requirements related to subsequent events. Effective immediately, the ASU retracts the requirement to disclose the date through which subsequent events have been evaluated for a SEC filer. The Company adopted this ASU in the current quarter.

Note 2—Retrospective Responsibility Plan

The Company has established several related mechanisms designed to address settled liability and potential liability under certain litigation referred to as the covered litigation, including the retrospective responsibility plan, or the plan. In accordance with the plan, the Company established a litigation escrow account, or the escrow account, from which settlements of, or judgments in, the covered litigation will be paid. Under the terms of the plan, when the Company funds the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. There was no funding to the escrow account during the first half of fiscal 2010, and the conversion rate applicable to the Company’s class B common stock remains at 0.5824 class A share at March 31, 2010.

The following table sets forth the changes in the escrow account during the six months ended March 31, 2010.

(in millions)
Balance at October 1, 2009	$1,715
American Express settlement payments	(140)

Balance at March 31, 2010	$1,575
Less: Current portion of escrow account	1,365

Long-term portion of escrow account	$210

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An accrual for the covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including funding decisions made by the litigation committee. The accrual related to the covered litigation could be either higher or lower than the escrow account.

Note 3—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	March 31, 2010	September 30, 2009	March 31, 2010	September 30, 2009	March 31, 2010	September 30, 2009
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,837	$5,977
Investment securities
U.S. government-sponsored agency debt securities			$134	$169
Canadian government debt securities			–	7
Equity securities	79	73
Corporate debt securities					$5	$10
Mortgage backed securities					4	6
Other asset backed securities					4	5
Auction rate securities					13	13
Derivative financial instruments
Foreign exchange derivative instruments			8	16

	5,916	$6,050	142	$192	26	$34

Liabilities
Other liabilities
Visa Europe put option					$346	$346
Foreign exchange derivative instruments			$60	$96

Level 2 assets and liabilities measured at fair value on a recurring basis. Government-sponsored debt securities and foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There was no change to the valuation techniques and related inputs used to measure fair value during the first half of fiscal 2010.

Level 3 assets and liabilities measured at fair value on a recurring basis. Corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities are

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There was no change to the valuation techniques and related inputs used to measure fair value during the first half of fiscal 2010.

Visa Europe put option agreement. The Company has granted Visa Europe a perpetual put option which, if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The purchase price of the Visa Europe shares under the put option is based upon a formula that, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised to Visa Europe’s projected sustainable adjusted net operating income for the forward 12-month period, or the adjusted sustainable income. Visa Europe’s adjusted sustainable income is calculated under the terms of the put option agreement and includes potentially material adjustments for cost synergies and other negotiated items.

At March 31, 2010, and September 30, 2009, the Company determined the fair value of the put option to be approximately $346 million. While this amount represents the fair value of the put option at March 31, 2010, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction.

In determining the fair value of the put option at March 31, 2010, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 5.3x. These assumptions are consistent with those used in the valuation of the put option at September 30, 2009. At March 31, 2010, the P/E ratio was 21.6 and the P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 4.2x. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at March 31, 2010. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential and other inputs used to value the put option are unobservable. Changes in fair value are included in the Company’s consolidated statement of operations. There was no change in the fair value of the put option during the six months ended March 31, 2010.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides a roll-forward of Level 3 investments which are measured at fair value on a recurring basis for the six months ended March 31, 2010 and 2009.

	Fair Value of Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2009	$10	$6	$5	$13	$34
Other-than-temporary impairment included in investment income, net	—	—	—	—	—
Maturities and principal payments	(5)	(2)	(1)		(8)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at March 31, 2010	$5	$4	$4	$13	$26

	Fair Value of Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2008	$45	$22	$23	$13	$103
Other-than-temporary impairment included in investment income, net	(3)	(4)	(1)	—	(8)
Maturities and principal payments	(16)	(2)	(6)	—	(24)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at March 31, 2009	$26	$16	$16	$13	$71

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

Non-marketable equity investments. The Company’s strategic investments are accounted for under the cost and equity methods and are classified as Level 3 assets due to the absence of quoted market prices, inherent lack of liquidity and the fact that inputs used to measure the fair value are unobservable and require management judgment. During the six months ended March 31, 2010 and March 31, 2009, certain events and circumstances triggered impairment analyses for certain non-marketable equity securities which resulted in recognized losses of $1 million and $3 million, respectively. At March 31, 2010, and September 30, 2009, non-marketable equity investments totaled $98 million and $102 million in other assets on the consolidated balance sheet, respectively.

Reserve Primary Fund. The Company’s investment in the Reserve Primary Fund, or the Fund, was accounted for under the cost method and considered a Level 3 asset. In October 2009, the Company received a $19 million distribution from the Fund. An additional distribution of $66 million was received in January 2010, which substantially represented the Company’s remaining pro-rata ownership in the Fund. The distribution in January was in excess of the carrying value of the investment in the Fund resulting in the recognition of a pre-tax gain of $16 million in investment income, net during the current quarter.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt. The estimated fair value of the Company’s debt at March 31, 2010, and September 30, 2009 was $57 million and $64 million, respectively, based on credit ratings for similar notes.

Non-financial assets and liabilities. In the first quarter of fiscal 2010, the Company adopted the accounting and disclosure provisions related to the measurement of non-financial assets and non-financial liabilities at fair value. Long-lived assets such as goodwill, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets, and are measured at fair value only when impairment indicators exist. The Company does not have any significant non-financial liabilities. During the six months ended March 31, 2010, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

Note 4—Pension and Other Postretirement Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans which provide retirement and health benefits for substantially all employees residing in the United States.

On January 12, 2010, the Company approved an amendment to the U.S. pension plan to conform the plan to the Pension Protection Act of 2006. A remeasurement of the U.S. pension plan’s funded position was performed in the second quarter of 2010. The remeasurement reduced accumulated other comprehensive loss, net, by $70 million pre-tax and reduces net periodic pension cost by $4 million in the three months ended March 31, 2010 and $7 million for the remainder of fiscal 2010.

Additionally, the completion of the annual census data update resulted in a reduction to our overall pension obligation. The census update reduced accumulated other comprehensive loss, net by $26 million pre-tax and reduces net periodic pension cost by $4 million in the three months ended March 31, 2010 and $4 million for the remainder of fiscal 2010.

The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	3 months ended March 31,		6 months ended March 31,		3 months ended March 31,		6 months ended March 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost	$10	$12	$23	$25	$—	$—	$—	$—
Interest cost	10	11	20	23	1	—	1	1
Expected return on assets	(13)	(11)	(25)	(22)	—	—	—	—
Amortization of:
Prior service cost (credit)	(2)	(2)	(4)	(4)	(2)	(1)	(2)	(2)
Actuarial loss	3	4	9	7	—	—	—	—

Total net periodic pension cost	$8	$14	$23	$29	$(1)	$(1)	$(1)	$(1)

Note 5—Settlement Guarantee Management

The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited. The

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company requires certain customers that do not meet its credit standards to post collateral. The Company’s estimated maximum settlement exposure was approximately $46.1 billion at March 31, 2010 compared to $41.8 billion at September 30, 2009. Of these amounts, $4.0 billion at March 31, 2010 and $3.7 billion at September 30, 2009, were covered by collateral. The total available collateral balances presented below are greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

Cash equivalents collateral is reflected in customer collateral as both an asset and an offsetting liability on the consolidated balance sheet, as it is held in escrow in the Company’s name. All other collateral is excluded from the consolidated balance sheet. Pledged securities are held by third parties in trust for the Company and its customers. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries, and the Company routinely evaluates the financial viability of institutions providing the guarantees.

The Company maintained collateral as follows:

	March 31, 2010	September 30, 2009
	(in millions)
Cash equivalents	$842	$812
Pledged securities at market value	464	243
Letters of credit	823	703
Guarantees	2,675	2,644

Total	$4,804	$4,402

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was less than $1 million at March 31, 2010 and September 30, 2009. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

Note 6—Stockholders’ Equity

The number of shares of class A common stock outstanding on an as-converted basis at March 31, 2010 is as follows:

(in millions)	Shares Outstanding at March 31, 2010	Conversion Rate Into Class A Common Stock	As-Converted
Class A common stock	494	—	494
Class B common stock	245	0.5824	143
Class C common stock	100	1.0000	100

Total class A common stock as-converted			737

Accelerated class C share release programs. On January 21, 2010, the Company announced a second program to accelerate the share release of class C common stock. Under this program, the number of shares released from transfer restrictions for any class C shareholder was the greater of (a) 50% (fifty percent) of the restricted shares of class C common stock held by that shareholder as of March 1, 2010, and (b) 5,000 (five thousand) shares of class C common stock (or in the case of shareholders with fewer than 5,000 shares of class C common stock, all of their shares). Shareholder

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

application was not required. Under this program, 56 million shares of class C common stock were released from transfer restrictions during the second quarter of fiscal 2010. In fiscal 2009, the Company released 40 million shares of class C common stock as part of the 2009 accelerated release program. The release of the shares of class C common stock did not increase the number of outstanding shares on an as-converted basis, and there were no dilutive effects to the outstanding class A common stock share count on an as-converted basis from these transactions.

Of the 96 million shares of class C common stock released from transfer restrictions, 51 million shares have been converted from class C common stock to class A common stock upon the sale or transfer by the class C shareholders into the public market through March 31, 2010. Approximately 28 million and 31 million of those shares were converted during the three and six months ended March 31, 2010, respectively. Additionally, 55 million shares of class C common stock continue to be subject to the general transfer restrictions that expire on March 25, 2011, under Visa’s certificate of incorporation.

Share repurchase plan. In October 2009, the Company’s board of directors authorized a $1 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of the Company’s board of directors. Under this plan, during the three and six months ended March 31, 2010, the Company repurchased 2.8 million and 8.3 million shares of its class A common stock at an average price of $83.61 and $80.40 per share for a total cost of $231 million and $664 million, respectively. Repurchased shares have been retired and constitute authorized but unissued shares. At March 31, 2010, the share repurchase plan has remaining authorized funds of $336 million.

Dividends. On April 20, 2010, the Company’s board of directors declared a dividend in the amount of $0.125 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) which will be paid on June 2, 2010, to all holders of record of the Company’s class A, class B, and class C common stock as of May 14, 2010. The Company paid $185 million in dividends during the first half of fiscal 2010.

Special IPO cash and stock dividends received from cost method investees, net of tax. During the first quarter of fiscal 2010, the Company retired the 24,449 shares of treasury stock received from cost method investees in the first half of fiscal 2009. The Company has no class C common treasury stock outstanding at March 31, 2010.

During the second quarter of fiscal 2010, the Company received $1 million of special cash dividends from cost method investees which were also holders of class C common stock. These special cash dividends are recorded as an increase in additional paid-in capital, net of tax, and are not recorded as income in the consolidated statements of operations as they represent proceeds from the sale of shares issued by the Company as part of the reorganization. The cash dividends are the result of appreciation in the Company’s own stock, and are therefore not recorded as income.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Earnings Per Share

During the first quarter of fiscal 2010, the Company adopted a new accounting standard which defines unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires these securities to be included in computing earnings per share under the two-class method. The Company’s unvested restricted stock awards and unvested restricted stock units are considered participating securities and have been included in the computation of earnings per share under the two-class method. Comparable prior period earnings per share data have been recomputed to conform to current period presentation. As a result of this adoption, class B common stock basic and diluted earnings per share for the six months ended March 31, 2009 declined from $0.97 (previously reported) to $0.96. There was no other change to previously reported basic or diluted earnings per share for the three and six months ended March 31, 2009 as a result of this adoption.

The following table presents basic and diluted earnings per share for the three months ended March 31, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B) (1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B) (1)
Class A(2)	456		472	0.97	713		742	0.96
Class B	138	(3)	245	0.56	138	(3)	245	0.56
Class C	117		122	0.97	117		122	0.96
Participating Securities	2		Not presented	Not presented	2		Not presented	Not presented

Net income attributable to Visa Inc.	$713

The following table presents basic and diluted earnings per share for the six months ended March 31, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B) (1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B) (1)
Class A(2)	937		470	1.99	1,476		743	1.99
Class B	285	(3)	245	1.16	284	(3)	245	1.16
Class C	250		125	1.99	249		125	1.99
Participating Securities	4		Not presented	Not presented	4		Not presented	Not presented

Net income attributable to Visa Inc.	$1,476

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents basic and diluted earnings per share for the three months ended March 31, 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B) (1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B) (1)
Class A(2)	317		447	0.71	536		756	0.71
Class B	110	(3)	246	0.45	110	(3)	246	0.45
Class C	107		152	0.71	107		152	0.71
Participating Securities	2		Not presented	Not presented	2		Not presented	Not presented

Net income attributable to Visa Inc.	$536

The following table presents basic and diluted earnings per share for the six months ended March 31, 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B) (1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B) (1)
Common Stock Redeemed October 10, 2008
Class C (series II) and class C (series III)(4)	4		Not presented	Not presented	4		Not presented	Not presented
Class A(2)	646		447	1.45	1,106		765	1.45
Class B	237	(3)	246	0.96	237	(3)	246	0.96
Class C	219		152	1.45	219		152	1.45
Participating Securities	4		Not presented	Not presented	4		Not presented	Not presented

Net income attributable to Visa Inc.	$1,110

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.
(2)

The calculation of diluted class A common stock earnings per share considers, if dilutive, potential class A common stock equivalent shares outstanding during the period consisting of: (1) incremental shares of class A common stock issuable upon the conversion of class B and class C common stock based on the conversion rate in effect through the period, (2) participating securities in the form of unvested restricted stock awards and unvested restricted stock units, and (3) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options and the assumed vesting of unearned performance shares. The computation of average dilutive shares outstanding excluded stock options to purchase 2 million shares of common stock for the three and six months ended March 31, 2010, and 10 million shares of common stock for the three and six months ended March 31, 2009 because their effect would have been antidilutive.

(3)

Net income attributable to Visa is allocated to each class and series of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income attributable to Visa allocated to each class and series of common stock, the weighted average numbers of shares of class B common stock outstanding on an as-converted basis used in the allocation were 143 million for the three and six months ended March 31, 2010 and 155 million and 164 million for the three and six months ended March 31, 2009, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Net income attributable to Visa was allocated to the shares of redeemed common stock for the period during which they were outstanding.

Note 8—Share-based Compensation

During the six months ended March 31, 2010, the Company granted 965,199 non-qualified stock options, or options, 848,191 restricted stock awards, or RSAs, and 242,291 restricted stock units, or RSUs, to Company employees and non-employee directors under the 2007 Equity Incentive Compensation Plan. The options had a weighted average exercise price per share of $79.60 and a weighted average grant-date fair value per share of $29.49. The RSAs and RSUs had weighted average grant-date fair values per share of $79.60. The Company accounted for these awards using the straight-line method of attribution for expensing equity awards with only service conditions. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

The Company also granted performance-based shares during the first fiscal quarter of 2010. The ultimate number of performance shares to be earned will be between zero and 203,006, depending on the Company’s achievement of specified cumulative net income performance targets, and the Company’s stock price ranked against the total shareholder return of companies that are included in the Standard & Poor’s 500 Index during the approximate two-year period beginning October 28, 2009. These earned performance shares vest in two equal installments on November 30, 2011 and 2012, subject to earlier vesting in full under certain conditions. The grant-date fair value of the performance-based shares, incorporating the market condition by using a Monte Carlo simulation model, was $88.06 per share. Compensation expense for the performance awards is initially estimated based on target performance and is adjusted as appropriate throughout the performance period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

Note 9—Income Taxes

The effective income tax rates were 36% and 40% for the three and six months ended March 31, 2010 and 2009, respectively. The rates for the three and six months ended March 31, 2010 were lower than the rates for the comparable periods in the prior year primarily due to changes in the geographic mix of the Company’s global income and the benefit of Singapore tax incentives.

Note 10—Legal Matters

The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or amounts are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.

The Company’s litigation provision was approximately $2 million and ($41 million) for the three and six months ended March 31, 2010, respectively, and less than $1 million for the three and six months

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended March 31, 2009. The credit to the provision in the six months ended March 31, 2010 was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation (discussed in Other Litigation below). The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.

The following table summarizes the activity related to accrued litigation for both covered and other non-covered litigation for the six months ended March 31:

	Fiscal 2010	Fiscal 2009
	(in millions)
Balance at October 1	$1,717	$3,758
Provision for settled legal matters(1)	(41)	—
Settlement obligation refunded by Morgan Stanley(2)	—	65
Interest accretion on settled matters	16	49
Payments on settled matters(3)	(826)	(1,095)

Balance at March 31	$866	$2,777

(1)

This amount includes the reduction to the provision for the $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation. There was no other significant provision activity during the three and six months ended March 31, 2010.

(2)	This balance represents the amount of a settlement refunded to the Company during fiscal 2009 by Morgan Stanley under a separate agreement.
(3)	This amount includes the Company’s October 2009 prepayment of its remaining $800 million in payment obligations in the Retailers’ litigation at a discounted amount of $682 million.

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

The Attridge litigation. In the separate California “Indirect Purchaser” Credit/Debit Card Tying Cases also pending in California state court, Visa entered into a settlement agreement on September 14, 2009. That settlement agreement, which was subsequently amended and is subject to the approval of the court in those cases, also could potentially have the effect of releasing the claims asserted in the Attridge case, subject to the ruling of the Attridge court.

Other Litigation

Retailers’ litigation. On October 2, 2009, the court entered a final order approving the prepayment agreement, and Visa made the $682 million prepayment pursuant to the agreement’s terms on October 5, 2009. Pursuant to its terms, the prepayment agreement became final after no appeals to the approval order were filed within the 30-day appeal period.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Indirect Purchaser” actions. In California (Credit/Debit Card Tying Cases), after the parties amended the settlement agreement in certain respects, the court entered an order preliminarily approving the settlement on January 5, 2010 and scheduled a final approval hearing for July 16, 2010.

Currency conversion litigation. Various appeals have been filed with the U.S. Court of Appeals for the Second Circuit challenging the district court’s approval of the settlement. The issuance of refund checks for valid, timely claims will not commence until after the appeals are resolved (in favor of the court-approved settlement) and the settlement administrator has validated the claims.

Morgan Stanley Dean Witter/Discover litigation. A hearing on Visa International and Visa Europe’s appeal has been set by the General Court (formerly known as the Court of First Instance) for May 20, 2010.

State investigative demands. The Office of the Attorney General of Texas issued a Civil Investigative Demand, or “CID”, to Visa Inc. on October 9, 2009 seeking information regarding a potential violation of Sections 15.05 of the Texas Free Enterprise and Antitrust Act of 1983, Texas’s antitrust law. The CID seeks narrative responses to interrogatories that focus on certain Visa U.S.A. policies relating to merchant acceptance practices, including Visa U.S.A.’s policies regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment.

On January 7, 2010, the Attorney General of the State of Missouri issued a CID to Visa requiring Visa to produce the same documents sought by the Ohio Investigative Demand. Visa Inc. is cooperating with the state Attorneys General in connection with these requests.

European interchange proceedings. On April 26, 2010, Visa Europe announced an agreement with the European Commission, subject to public consultation, to end the proceedings initiated by the Statement of Objections issued April 3, 2009 with respect to Visa Europe’s immediate debit interchange fees.

Brazilian competition authority proceedings. On December 16, 2009, Visa International and Visa do Brasil reached an agreement with Conselho Administrativo de Defesa Economica (CADE), the Brazilian competition authority, for the immediate suspension of the investigation and its eventual closure without fines if certain conditions are met. The terms of the settlement are not considered material to the consolidated financial statements.

The Reserve Primary Fund. On November 25, 2009, the court accepted most aspects of the SEC plan and ordered that the remaining assets in the Fund, with the exception of a reserve for ongoing expenses and claims, be returned to investors on a pro-rata basis. On January 29, 2010, Visa U.S.A. received a further distribution from the Fund of $66 million. Together with interim distributions, Visa U.S.A. has received to date, a total payout of 99% of Visa U.S.A.’s original investment and any further recovery will also likely be pursuant to the SEC plan. Consequently, Visa U.S.A. voluntarily dismissed its case without prejudice on March 31, 2010.

CyberSource securities litigation. On April 29, 2010, an individual named Carol Ann Peters filed a putative class action lawsuit against CyberSource Corporation (“CyberSource”), certain of its directors, and Visa Inc. (erroneously named as “Visa Company”) in California Superior Court in connection with the proposed merger of CyberSource and Visa. The complaint asserts claims of breach of fiduciary duty against the CyberSource directors and aiding and abetting breaches of fiduciary duty against CyberSource and Visa. Plaintiff seeks declaratory and injunctive relief and attorneys’ fees. At this early stage, it is not possible to make any reasonable evaluation of the claims alleged.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gift Card Litigation

Visa is a party to various lawsuits involving prepaid gift cards. Pursuant to existing agreements, Visa may be indemnified by the issuer of the gift card in question for liability associated with some or all of the claims asserted in these suits.

Loiseau/Barclay. On November 24, 2009, Loiseau filed his third amended complaint. Both Visa and Metabank moved to dismiss that complaint. The court granted Visa’s motion and dismissed the complaint with prejudice on February 10, 2010.

On December 1, 2009, represented by the same counsel as Mr. Loiseau, William Barclay filed a putative class action against Visa U.S.A. and Metabank making similar allegations as in the Loiseau case. On December 31, 2009, Metabank removed the Barclay action to the U.S. District Court for the Southern District of California and filed a notice of relatedness between the two cases. Both Visa and Metabank moved to dismiss the Barclay complaint. Ultimately, Barclay agreed to dismiss Visa from the case and, on February 25, 2010, Visa was dismissed from the case with prejudice.

Intellectual Property Litigation

Vale Canjeable. On December 10, 2009, the Commercial Chamber of the Supreme Court in Venezuela (the “Supreme Court”) decided in Visa’s favor on the appeal Visa previously filed, and referred the matter to a lower court for re-consideration. The appeal overturned a preliminary injunction against Visa International which prevented Visa from using the Visa Vale trademark in Venezuela.

On February 11, 2010, in a separate action on the merits, the First Instance court dismissed in its entirety the plaintiff’s claim against Visa International and other defendants for damages based on trademark infringement. The plaintiff is appealing the decision.

TQP Development, LLC—data encryption. On December 21, 2009, the parties executed an agreement to settle the litigation, and the case was dismissed with prejudice on January 4, 2010. The settlement amount is not considered material to the consolidated financial statements.

Actus, LLC—prepaid cards. On April 21, 2010, the parties executed an agreement to settle the litigation. The settlement amount is not considered material to the consolidated financial statements.

Restricted Spending Solutions, LLC—prepaid and commercial cards. On November 19, 2009, Visa U.S.A. filed its First Amended Answer and Counterclaim to the plaintiff’s complaint. On February 5, 2010, the defendants filed a motion for summary judgment of invalidity based on Visa’s U.S. Patent 5,500,513.

Note 11—Subsequent Events

On April 20, 2010, Visa entered into a definitive agreement to purchase CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants, at a price of $26.00 per share in cash, or a total of approximately $2.0 billion, to be paid with cash on hand. The merger is subject to the satisfaction or waiver of customary closing conditions, including CyberSource stockholder approval and the receipt of required regulatory approvals. On April 29, 2010, a putative class action lawsuit was filed against CyberSource, certain of its directors, and Visa (erroneously named as “Visa Company”) in California Superior Court in connection with the proposed merger. The complaint asserts claims of breach of fiduciary duty against the CyberSource directors and aiding and abetting breaches of fiduciary duty against CyberSource and Visa. For more information, see Note 10—Legal Matters.

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

By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as a result of a variety of factors, including all the risks discussed under the heading “Risk Factors” in Part 1, Item 1A – “Risk Factors” in our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q or Periodic Reports on Form 8-K, if any. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. Unless required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. We continue to monitor the progress of the global economic recovery, which has shown signs of gradual improvement. We expect consumer and commercial spending, and our rate of payments volume growth, to increase in the near term if the economic recovery maintains its current momentum. Regulatory measures enacted in the United States became effective in the second quarter of fiscal 2010, and have begun to impact our financial institution customers. Should financial institutions constrict credit offerings in response to these measures, consumer spending and ultimately our payments volume, could be impacted. However, we continue to believe that the continuing secular shift to electronic payment products for non-discretionary spending will buffer the impact to our overall payments volume growth. This shift is particularly clear in debit products, where Visa has a strong market position in the United States and significant growth opportunities internationally.

Share repurchase plan. In October 2009, our board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of our board of directors. Under this plan, during the three and six months ended March 31, 2010, the Company repurchased 2.8 million and 8.3 million shares of its class A common stock at an average price of $83.61 and $80.40 per share for a total cost of $231 million and $664 million, respectively. As of the end of the second fiscal quarter, $336 million remained available for repurchase under the existing repurchase authorization. See the Liquidity and Capital Resources section for further discussion.

Expansion of our eCommerce capabilities. On April 20, 2010, Visa entered into a definitive agreement to purchase CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants, at a price of $26.00 per share in cash, or a total of approximately $2.0 billion, to be paid with cash on hand. The merger is subject to the satisfaction or waiver of customary closing conditions, including CyberSource stockholder approval and the receipt of required regulatory approvals.

Nominal payments volume and transaction counts. We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. Compared to the same prior year period, nominal payments volume grew in consumer credit, debit and commercial, resulting in an increase in overall nominal payments volume quarter over quarter. The number of processed transactions continues to increase reflecting the continued shift to electronic payments globally.

The following tables set forth nominal payments volume for the periods presented(1).

	U.S.A.			Rest of World			Visa Inc.
	3 months ended December 31, 2009(4)	3 months ended December 31, 2008(4)	% Change	3 months ended December 31, 2009(4)	3 months ended December 31, 2008(4)	% Change	3 months ended December 31, 2009(4)	3 months ended December 31, 2008(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$156	$160	(2%)	$255	$205	24%	$411	$365	13%
Consumer debit(2)	223	194	15%	51	36	39%	274	230	19%
Commercial and other	59	55	7%	25	25	1%	84	80	5%

Total Nominal Payments Volume	$438	$409	7%	$331	$266	24%	$769	$675	14%
Cash volume	92	95	(3%)	376	300	25%	468	395	18%

Total Nominal Volume(3)	$531	$504	5%	$707	$566	25%	$1,237	$1,070	16%

	U.S.A.			Rest of World			Visa Inc.
	6 months ended December 31, 2009(4)	6 months ended December 31, 2008(4)	% Change	6 months ended December 31, 2009(4)	6 months ended December 31, 2008(4)	% Change	6 months ended December 31, 2009(4)	6 months ended December 31, 2008(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$306	$327	(6%)	$488	$417	17%	$794	$744	7%
Consumer debit(2)	432	389	11%	95	75	25%	526	464	13%
Commercial and other	118	114	3%	51	54	(3%)	169	168	1%

Total Nominal Payments Volume	$856	$830	3%	$634	$546	16%	$1,489	$1,376	8%
Cash volume	186	198	(6%)	702	623	13%	888	821	8%

Total Nominal Volume(3)	$1,041	$1,028	1%	$1,336	$1,169	14%	$2,377	$2,197	8%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.

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

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the three and six months ended March 31, 2010, and March 31, 2009, were based on payments volume reported by our financial institution customers for the three and six months ended December 31, 2009, and December 31, 2008, respectively.

This table sets forth transactions volume processed by our VisaNet system during the periods presented.

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(in millions)			(in millions)
Total processed transactions	10,648	9,360	14%	21,572	19,156	13%

Results of Operations

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., the rest of the world, and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended March 31,		2010 vs. 2009		Six months ended March 31,		2010 vs. 2009
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in millions, except percentages)
U.S. operating revenues	$1,134	$934	$200	21%	$2,308	$1,928	$380	20%
Rest of world operating revenues	773	659	114	17%	1,507	1,349	158	12%
Visa Europe operating revenues	52	54	(2)	(3)%	104	109	(5)	(4)%

Total Operating Revenues	$1,959	$1,647	$312	19%	$3,919	$3,386	$533	16%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

Growth in operating revenues primarily reflects an increase in nominal payments volume, continued growth of processed transactions and the impact of pricing modifications made on various services as a result of innovations in our product line and improvements in our service model. The benefits of pricing modifications are partially offset by increases to volume and support incentives. We regularly review our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our customers.

A significant portion of the revenues we earn outside the United States results from cross-border business and leisure travel, which has shown continued signs of improvement in all geographies in the three and six months ended March 31, 2010. Revenues from processing cross-border transactions for our customers fluctuate with cross-border travel and the extent to which Visa-branded products are utilized for travel purposes.

Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. The general weakening of the U.S. dollar during the three and six month periods was moderated by our hedging activities and resulted in a 2% and 1% increase, respectively, in total operating revenues compared to prior year periods.

The following table sets forth the components of our total operating revenues for the periods presented.

	Three months ended March 31,		2010 vs. 2009		Six months ended March 31,		2010 vs. 2009
	2010	2009	$ Change	% Change(1)	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$885	$804	$81	10%	1,712	$1,597	$115	7%
Data processing revenues	728	544	184	34%	1,493	1,098	395	36%
International transaction revenues	545	446	99	22%	1,097	951	146	15%
Other revenues	173	148	25	17%	363	304	59	19%
Volume and support incentives	(372)	(295)	(77)	26%	(746)	(564)	(182)	32%

Total Operating Revenues	$1,959	$1,647	$312	19%	3,919	$3,386	533	16%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased during the three and six month periods primarily due to 14% and 8% growth in nominal payments volume, respectively. The growth in service revenues was slower than the growth in nominal payments volume primarily reflecting the impact of our hedging program against the weakening U.S. dollar and differences in the geographic mix of our service revenues. We continue to monitor the progress of nominal payments volume growth as part of the overall global economic recovery and to align our pricing strategy across the globe to ensure it reflects the competitive value and growth opportunities provided to our customers.

•

Data processing revenues increased during the three and six month periods due to competitive pricing actions across various geographies which became effective in the second half of fiscal 2009 combined with growth of 14% and 13%, respectively, in the number of transactions processed. We do not believe that the rate of growth in data processing revenues is representative of sustainable future revenue growth due to the inclusion of these pricing actions. However, we believe that the secular shift to electronic payments on a global basis will contribute to our growth in the number of transactions processed as we align our global pricing strategy.

•

International transaction revenues increased during the three and six month periods primarily due to growth of 19% and 13%, respectively, in nominal cross-border payments volume, combined with strategic pricing modifications which took place after the second quarter of fiscal 2009.

•

Other revenues increased primarily due to license fees from Cielo, formerly known as Companhia Brasileira de Meios de Pagamento, or VisaNet do Brasil, for the use of Visa trademarks and technology intellectual property. We entered into this licensing arrangement with VisaNet do Brasil following their initial public offering and the sale of our investment interest in the third quarter of fiscal 2009. Additionally, the increase also reflects continued growth in the Visa Extras loyalty platform and the administrative and rewards fulfillment services performed in support of the platform, and other new license and royalty fees.

•

Volume and support incentives increased primarily due to growth in global payments volumes, however remained steady throughout fiscal 2010 as a percentage of gross revenues. The increase in fiscal 2010 was also due in part to incentives incurred on significant long-term customer contracts that were initiated or renewed after the second quarter of fiscal 2009.

The net asset of volume and support incentives changed as follows:

	Fiscal 2010	Fiscal 2009
	(in millions)
Beginning balance at October 1, net asset(1)	$32	$130
Provision
Current period provision	(734)	(544)
Performance adjustments(2)	(4)	27
Contractual adjustments(3)	(8)	(47)

Subtotal volume and support incentives	(746)	(564)

Payments	712	464

Ending balance at March 31, net (liability) asset (1)	$(2)	$30

(1)	Balance represents the net of the current and long-term asset and current liability portions of volume and support incentives as presented in our consolidated balance sheet.
(2)

Amount represents adjustments in estimated obligations under incentive agreements resulting from management’s refinement of its estimate of projected sales performance as new information becomes available. The change from last year reflects the absence of downward adjustments in fiscal 2009, reflective of the economic environment at the time.

(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended March 31,		2010 vs. 2009		Six months ended March 31,		2010 vs. 2009
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in millions, except percentages)
Personnel	$310	$292	$18	6%	$584	$591	$(7)	(1)%
Network, EDP and communications	98	92	6	6%	203	185	18	10%
Advertising, marketing and promotion	238	196	42	22%	454	406	48	12%
Professional and consulting fees	50	64	(14)	(21)%	101	120	(19)	(15)%
Depreciation and amortization	62	56	6	12%	124	108	16	15%
Administrative and other	77	66	11	16%	155	129	26	20%
Litigation provision	2	—	2	NM	(41)	—	(41)	NM

Total Operating Expenses	$837	$766	$71	9%	$1,580	$1,539	$41	3%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Personnel increased during the three month period primarily due to higher employee compensation reflecting annual merit increases and other employee benefits, partially offset by the reduction in our net periodic pension cost due to the remeasurement and the annual census update of our U.S. pension plan. See Note 4—Pension and Other Postretirement Benefits.

•	Network, EDP and communications increased primarily due to higher fees paid for debit processing services related to processing transactions through non-Visa networks.

•

Advertising, marketing and promotion increased over the prior year due to higher advertising and promotion spending in connection with the 2010 Winter Olympics and in preparation for the 2010 FIFA World Cup. We anticipate increased spending in the third quarter of fiscal 2010 compared to prior year due to marketing and promotional activities in connection with the FIFA campaign. The increase also reflects higher redemption costs associated with the Visa Extras loyalty platform. We continue to review and refine our marketing and advertising spending globally to ensure it is consistent with our overall strategy to reduce cost.

•

Professional and consulting fees decreased primarily reflecting the absence of legal fees incurred in connection with the Discover settlement in October 2008 and various litigation matters settled in fiscal 2009. The decrease also reflects the absence of consulting fees related to the new east coast data center migration project, which was completed in fiscal 2009.

•	Depreciation and amortization increased as expected reflecting charges related to the new east coast data center and office building that were placed in service during the second half of fiscal 2009.

•

Administrative and other expense increased primarily due to unrealized foreign exchange losses recorded upon the remeasurement of monetary assets and liabilities held by foreign subsidiaries into their functional currencies, combined with the absence of foreign exchange gains recorded in the first half of fiscal 2009.

•

Litigation provision primarily reflects the $41 million pre-tax gain recorded in the first fiscal quarter as a result of prepaying the remaining obligation under the Retailers’ litigation settlement. The gain reflects the difference between our prepayment amount of $682 million and the carrying value of the obligation. There were no other significant litigation activities during the first half of fiscal 2010.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended March 31,		2010 vs. 2009		Six months ended March 31,		2010 vs. 2009
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$(2)	$1	$(3)	NM	$(2)	$—	$(2)	NM
Interest expense	(28)	(30)	2	(6)%	(44)	(60)	16	(27)%
Investment income, net	23	34	(11)	(35)%	28	53	(25)	(48)%
Other	(2)	1	(3)	NM	—	—	—	NM

Total Other Income (Expense)	$(9)	$6	$(15)	NM	$(18)	$(7)	$(11)	NM

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•	Interest expense decreased primarily due to lower interest accretion from declining litigation balances, partially offset by increases in interest expense related to uncertain tax positions.

•

Investment income, net decreased primarily reflecting the loss of dividend income from VisaNet do Brasil upon the sale of our ownership interest in fiscal 2009. Additionally, we earned lower interest income in the first half of fiscal 2010 as a result of lower interest rates and declining investment balances, reflecting the use of $682 million to pre-pay the Retailers’ litigation and $664 million to repurchase class A common stock under the share repurchase plan. The decrease is partially offset by a pre-tax gain of $16 million from the Fund. See Note 3—Fair Value Measurements.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 36% and 40% for the three and six months ended March 31, 2010 and 2009, respectively. The rates for the three and six months ended March 31, 2010 were lower than the rates for the comparable periods in the prior year primarily due to changes in the geographic mix of our global income and the benefit of Singapore tax incentives.

Liquidity and Capital Resources

Cash Flow Data

The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended March 31,
	2010	2009
	(in millions)
Total cash provided by (used in):
Operating activities	$580	$418
Investing activities	52	956
Financing activities	(695)	(2,968)
Effect of exchange rate changes on cash and cash equivalents	6	(22)

Decrease in cash and cash equivalents	$(57)	$(1,616)

Cash provided by operating activities during the six months ended March 31, 2010 primarily reflects net income including non-controlling interest of $1.5 billion and adjustments for non-cash items of $1.1 billion, offset by payments for volume and support incentives and litigation settlements, primarily including the $682 million prepayment of our Retailers’ litigation obligation as further discussed below. Total cash provided by operating activities was higher during the six months ended March 31, 2010 compared to the prior year primarily reflecting higher year-to-date net income. Both periods also contain other significant operational payments including those related to settlement transactions, other litigation settlement payments, volume and support incentives, and our annual incentive compensation payments. We believe that cash flow generated from operating activities will sufficiently meet our ongoing operational needs.

Cash provided by investing activities during the six months ended March 31, 2010 primarily reflects net cash proceeds of $45 million from sales and maturities of investment securities compared to $252 million in the prior year, both of which were reinvested in money market funds. We also received a $85 million cash distribution from the Reserve Primary Fund, or the Fund, in the current year compared to $840 million of distributions in the prior year. Both periods’ net cash proceeds were offset by purchases of property, equipment and technology, which were lower this year reflecting the completion of our east coast data center in fiscal 2009. We expect capital expenditures to increase during the remaining quarters of fiscal 2010 as capital projects are reviewed and approved.

Cash used in financing activities during the six months ended March 31, 2010 primarily reflects $664 million in repurchases of class A common stock in the open market and $185 million of dividend payments. Comparatively, cash used in financing activities for the six months ended March 31, 2009 reflects redemption of our class C (series II) and class C (series III) liability shares for $2.6 billion, funding of $1.1 billion to the litigation escrow account and dividend payments of $161 million, offset by funding of covered litigation payments totaling $939 million, which are covered by the litigation escrow account.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from our operations, an investment portfolio, and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term available-for-sale investment securities, or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings, and returns that these holdings provide.

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

Share repurchase plan. In October 2009, our board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of our board of directors. During the three and six months ended March 31, 2010, we repurchased 2.8 million and 8.3 million shares of our outstanding class A common stock at an average price of $83.61 and $80.40 per share in the open market for a total cost of $231 million and $664 million, respectively. At March 31, 2010, the share repurchase plan has remaining authorized funds of $336 million.

Dividends. During the first half of fiscal 2010, we paid $185 million in dividends. On April 20, 2010, our board of directors declared a dividend in the amount of $0.125 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $92 million in connection with this dividend in June 2010. See Note 6—Stockholders’ Equity to our unaudited consolidated financial statements for further information regarding dividend declarations. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors.

Visa Europe put-call option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa

Europe from its members. Visa Europe may exercise the put option at any time. At March 31, 2010, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at March 31, 2010, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as determined at the time the put option is exercised.

Acquisition of CyberSource. On April 20, 2010, Visa entered into a definitive agreement to purchase CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants, at a price of $26.00 per share in cash, or a total of approximately $2.0 billion, to be paid with cash on hand. The merger is subject to the satisfaction or waiver of customary closing conditions, including CyberSource stockholder approval and the receipt of required regulatory approvals.

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

As of March 31, 2010, our financial instruments measured at fair value on a recurring basis included approximately $6.1 billion of assets, of which $26 million, or less than 1%, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. Marketable debt instruments in this category include corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risks during the six months ended March 31, 2010, compared to September 30, 2009.

ITEM 4.	Controls and Procedures

Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of Visa Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, the disclosure controls and procedures of Visa Inc. were effective in alerting them, on a timely basis, to material information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in internal control over financial reporting. There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 10 Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, filed with the SEC on November 20, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2010.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2010	12,522	$87.00	—	567,535,694
February 1-28, 2010	2,766,750	$83.61	2,766,424	336,176,494
March 1-31, 2010	—	—	—	336,176,494

Total	2,779,272	$83.63	2,766,424	336,176,494

(1)

Includes 12,848 shares of class A common stock withheld at an average price of $86.91 per share (under the terms of grants under the Company’s equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)

On October 27, 2009, the Company announced a $1 billion class A common stock repurchase plan, authorized by the board of directors through September 30, 2010. Under this plan, during the three and six months ended March 31, 2010, the Company repurchased approximately 2.8 million and 8.3 million shares of its class A common stock at an average price of $83.61 and $80.40 per share for a total cost of $231 million and $664 million, respectively. As of March 31, 2010, there was approximately $336 million remaining under the plan.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Annual Meeting

An Annual Meeting of stockholders of the Company was held on January 20, 2010. The stockholders approved each of the proposals on the agenda, which included the following:

•	Proposal 1: Election of five Class III directors to serve on the Company’s Board of Directors until the Company’s annual meeting in 2013; and

•	Proposal 2: Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2010.

Each of these proposals is fully described in the Company’s proxy statement filed with the SEC on December 1, 2009.

Only holders of the Company’s class A common stock at the close of business on November 27, 2009, or the record date, were entitled to vote at the Annual Meeting. As of the record date of the Annual Meeting, there were 468,993,240 shares of class A common stock entitled to vote. Holders of class B and class C common stock were ineligible to vote. A total of 356,685,071 shares of class A common stock (76.05%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

Proposal 1: Each of the nominees listed below was elected as a Class III director to serve on the Company’s Board of Directors until the Company’s 2013 annual meeting of stockholders. The votes “for” and the votes “withheld” with respect to each nominee were as follows:

Class III Directors:

	For	Withheld
1. Robert W. Matschullat	297,344,604	2,578,352

2. Cathy E. Minehan	292,796,729	7,126,227

3. David J. Pang	297,345,877	2,577,079

4. William S. Shanahan	297,130,104	2,792,852

5. John A. Swainson	292,861,372	7,061,584

Proposal 2: Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2010. The votes “for,” the votes “against” and the abstentions were as follows:

For	Against	Abstain
353,706,526	2,606,661	371,884

There were no broker non-votes.

Our Class I directors, Hani Al-Qadi, Charles T. Doyle, Peter Hawkins, David I. McKay, Charles W. Scharf and Segismundo Schulin-Zeuthen, will continue to serve as members of our board of directors until their terms expire on the date of our 2011 Annual Meeting.

Our Class II directors, Gary P. Coughlan, Mary B. Cranston, Francisco Javier Fernandez-Carbajal and Suzanne Nora Johnson, will continue to serve as members of our board of directors until their terms expire on the date of our 2012 Annual Meeting.

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

VISA INC.

Date: April 30, 2010	By:	/S/ JOSEPH W. SAUNDERS
	Name:	Joseph W. Saunders
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	By:	/S/ BYRON H. POLLITT
	Name:	Byron H. Pollitt
	Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 3, 2010 formatted in Extensible Business Reporting Language (XBRL):
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