Form 10-Q
period 2010-06-30
VISA INC.
filed 2010-08-02
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 22, 2010, there were 496,666,936 shares of class A common stock, par value $.0001 per share, 245,513,385 shares of class B common stock, par value $.0001 per share and 97,904,242 shares of class C common stock, par value $.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	September 30, 2009
	(in millions)
Assets
Cash and cash equivalents	$5,205	$4,617
Restricted cash—litigation escrow (Note 2)	1,865	1,365
Investment securities
Trading	56	59
Available-for-sale	29	56
Settlement receivable	416	605
Accounts receivable	501	444
Customer collateral (Note 5)	869	812
Current portion of volume and support incentives	177	214
Current portion of deferred tax assets	448	703
Prepaid expenses and other current assets	284	366

Total current assets	9,850	9,241
Restricted cash—litigation escrow (Note 2)	140	350
Investment securities, available-for-sale	128	168
Volume and support incentives	110	102
Property, equipment and technology, net	1,185	1,204
Other assets	192	125
Intangible assets	10,883	10,883
Goodwill	10,208	10,208

Total assets	$32,696	$32,281

Liabilities
Accounts payable	$94	$156
Settlement payable	446	634
Customer collateral (Note 5)	869	812
Accrued compensation and benefits	289	396
Volume and support incentives	395	284
Accrued liabilities	707	754
Current portion of long-term debt	12	12
Current portion of accrued litigation (Note 10)	670	1,394

Total current liabilities	3,482	4,442
Long-term debt	35	44
Accrued litigation (Note 10)	132	323
Deferred tax liabilities	3,798	3,807
Other liabilities	569	472

Total liabilities	8,016	9,088

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	June 30, 2010	September 30, 2009
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	—	—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 496 and 470 shares issued and outstanding at June 30, 2010, and September 30, 2009, respectively (Note 6)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2010, and September 30, 2009 (Note 6)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 98 and 131 shares issued and outstanding at June 30, 2010, and September 30, 2009, respectively (Note 6)	—	—
Additional paid-in capital	20,936	21,160
Class C treasury stock	—	(2)
Accumulated income	3,822	2,219
Accumulated other comprehensive loss, net
Investment securities, available-for-sale	4	10
Defined benefit pension and other postretirement plans	(71)	(136)
Derivative instruments	(13)	(58)
Foreign currency translation loss	(2)	(4)

Total accumulated other comprehensive loss, net	(82)	(188)

Total Visa Inc. stockholders’ equity	24,676	23,189
Non-controlling interest	4	4
Total equity	$24,680	$23,193

Total liabilities and equity	$32,696	$32,281

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in millions except per share data)
Operating Revenues
Service revenues	$873	$769	$2,585	$2,366
Data processing revenues	792	605	2,285	1,703
International transaction revenues	574	458	1,671	1,409
Other revenues	183	158	546	462
Volume and support incentives	(393)	(344)	(1,139)	(908)

Total operating revenues	2,029	1,646	5,948	5,032

Operating Expenses
Personnel	285	282	869	873
Network, EDP and communications	103	97	306	282
Advertising, marketing and promotion	277	229	731	635
Professional and consulting fees	77	62	178	182
Depreciation and amortization	63	57	187	165
Administrative and other	87	96	242	225
Litigation provision (Note 10)	—	1	(41)	1

Total operating expenses	892	824	2,472	2,363

Operating income	1,137	822	3,476	2,669

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	(3)	—	(5)	—
Interest expense	(13)	(30)	(57)	(90)
Investment income, net	1	504	29	557
Other	—	1	—	1

Total other (expense) income	(15)	475	(33)	468

Income before income taxes	1,122	1,297	3,443	3,137
Income tax expense	406	568	1,252	1,299

Net income including non-controlling interest	716	729	2,191	1,838
Loss attributable to non-controlling interest	—	—	1	1

Net income attributable to Visa Inc	$716	$729	$2,192	$1,839

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in millions except per share data)
Basic earnings per share (Notes 6 and 7)
Class A common stock	$0.97	$0.97	$2.97	$2.41

Class B common stock	$0.56	$0.61	$1.72	$1.58

Class C common stock	$0.97	$0.97	$2.97	$2.41

Basic weighted average shares outstanding (Notes 6 and 7)
Class A common stock	494	448	478	447

Class B common stock	245	246	245	246

Class C common stock	99	152	117	152

Diluted earnings per share (Notes 6 and 7)
Class A common stock	$0.97	$0.96	$2.96	$2.41

Class B common stock	$0.55	$0.61	$1.71	$1.58

Class C common stock	$0.97	$0.96	$2.96	$2.41

Diluted weighted average shares outstanding (Notes 6 and 7)
Class A common stock	738	757	742	762

Class B common stock	245	246	245	246

Class C common stock	99	152	117	152

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income including non-controlling interest	$716	$729	$2,191	$1,838
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized (loss) gain (Note 3)	(5)	1	(9)	9
Income tax effect	2	(1)	4	(4)
Reclassification adjustment for net (gain) loss realized in net income including non-controlling interest	(3)	—	(1)	—
Income tax effect	1	—	—	—
Defined benefit pension and other postretirement plans (Note 4)	—	1	106	2
Income tax effect	—	—	(41)	—
Derivative instruments
Net unrealized gain (loss)	20	(43)	12	(52)
Income tax effect	(4)	17	(1)	21
Reclassification adjustment for net loss (gain) realized in net income including non-controlling interest	16	(2)	52	4
Income tax effect	(6)	1	(18)	(2)
Foreign currency translation (loss) gain	(4)	12	2	(10)

Other comprehensive income (loss), net of tax	17	(14)	106	(32)

Comprehensive income including non-controlling interest	$733	$715	$2,297	$1,806
Comprehensive loss attributable to non-controlling interest	—	—	1	1

Comprehensive income attributable to Visa Inc	$733	$715	$2,298	$1,807

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Class A	Class B	Class C	Additional Paid In Capital	Treasury Stock	Accumulated Income	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	(in millions, except per share data)
Balance as of September 30, 2009	470	245	131	$21,160	$(2)	$2,219	$(188)	$4	$23,193
Net income attributable to Visa Inc						2,192			2,192
Loss attributable to non-controlling interest								(1)	(1)
Other comprehensive income, net of tax							106		106

Comprehensive income including non-controlling interest									2,297
Issuance of restricted share awards (Note 8)	1			—					—
Conversion of class C common stock upon sale into public market (Note 6)	33		(33)	—					—
Share-based compensation (Note 8)				95					95
Tax benefit for share-based compensation				13					13
Cash proceeds from exercise of stock options(1)				36					36
Restricted stock instruments settled in cash for taxes(1)				(13)					(13)
Cash dividends declared and paid, at a quarterly amount of $0.125 per as-converted share (Note 6)						(278)			(278)
Retirement of treasury stock				(2)	2				—
Repurchase of class A common stock (Note 6)	(8)			(353)		(311)			(664)
Special IPO dividends received from cost-method investee				1					1
Investment in partially owned consolidated subsidiary				(1)				1	—

Balance as of June 30, 2010	496	245	98	20,936	—	3,822	(82)	4	24,680

(1)	Increase (decrease) to class A common stock is less than 1 million shares

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
	(in millions)
Operating Activities
Net income including non-controlling interest	$2,191	$1,838
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Gain on sale of other investments	—	(473)
Depreciation and amortization of property, equipment and technology	187	165
Share-based compensation	95	84
Tax benefit for share-based compensation	(13)	(6)
Restricted stock instruments settled in cash for taxes	(13)	(22)
Interest earned on litigation escrow, net of tax	—	(14)
Net recognized (gain) loss on investment securities, including other-than-temporary impairment	(17)	8
Asset impairment	3	7
Gain on disposal of property, equipment and technology	(1)	—
Amortization of volume and support incentives	1,139	908
Litigation provision and accretion	(18)	72
Equity in earnings of unconsolidated affiliates (Note 3)	5	—
Deferred income taxes	190	316
Change in operating assets and liabilities:
Trading securities	3	10
Accounts receivable	(57)	(77)
Settlement receivable	189	133
Volume and support incentives	(999)	(785)
Other assets	(27)	84
Accounts payable	(62)	(53)
Settlement payable	(188)	(116)
Accrued compensation and benefits	(107)	(124)
Accrued and other liabilities	195	438
Accrued litigation	(897)	(1,626)

Net cash provided by operating activities	1,798	767

Investing Activities
Investment securities, available-for-sale:
Purchases	(1)	—
Proceeds from sales and maturities	50	276
Distributions from money market investment (Note 3)	85	884
Purchases of /contributions to other investments	(3)	(1)
Proceeds from sale of other investments	1	—
Dividends/distributions from other investments	1	1
Proceeds from disposal of property, equipment and technology	1	—
Purchases of property, equipment and technology	(144)	(205)

Net cash (used in) provided by investing activities	(10)	955

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
	(in millions)
Financing Activities
Tax benefit for share-based compensation	13	6
Cash proceeds from exercise of stock options	36	20
Funding of litigation escrow account—Retrospective Responsibility Plan	(500)	(1,100)
Payments from litigation escrow account—Retrospective Responsibility Plan	210	1,481
Payment for redemption of stock	—	(2,646)
Dividends paid	(278)	(240)
Principal payments on debt	(9)	(8)
Principal payments on capital lease obligations	(10)	(4)
Repurchase of class A common stock	(664)	—

Net cash used in financing activities	(1,202)	(2,491)

Effect of exchange rate changes on cash and cash equivalents	2	(10)

Increase (Decrease) in cash and cash equivalents	588	(779)
Cash and cash equivalents at beginning of year	4,617	4,979

Cash and cash equivalents at end of period	$5,205	$4,200

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$977	$528
Amounts included in accounts payable and accrued and other liabilities related to purchase of property, equipment and technology	$15	$25
Interest payments on debt	$3	$3
Assets acquired in joint venture with note payable and equity interest issued	$—	$22

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all entities that are controlled by ownership of a majority voting interest as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications, not affecting net income attributable to Visa, have been made to prior period information to conform to the current period presentation format, including reclassification of $20 million and $64 million of contractor expense, which was previously reported in professional and consulting fees, to personnel for the three and nine months ended June 30, 2009, respectively.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition – Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The Company will adopt ASU 2009-13 effective October 1, 2010. The adoption is not expected to have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements, which requires new disclosures for fair value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the ASU in the second quarter of fiscal 2010, with the exception of the additional information in the roll-forward of Level 3 assets and liabilities, which will be effective in the second quarter of fiscal 2011. There was no transfer into or out of Level 1 or 2 of the fair value hierarchy during the nine months ended June 30, 2010. See Note 3 – Fair Value Measurements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, which amends the disclosure requirements related to subsequent events. Effective immediately, the ASU retracts the requirement to disclose the date through which subsequent events have been evaluated for a SEC filer. The Company adopted this ASU in the second quarter of fiscal 2010.

Note 2—Retrospective Responsibility Plan

The Company has established several related mechanisms, including the retrospective responsibility plan, or the plan, designed to address settled liability and potential liability under certain litigation, referred to as the covered litigation. In accordance with the plan, the Company established a litigation escrow account, or the escrow account, from which settlements of, or judgments in, the covered litigation will be paid. Under the terms of the plan, when the Company funds the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock.

On May 20, 2010, the Company’s board of directors approved a $500 million deposit into the escrow account, which was funded on May 28, 2010. On an as-converted basis, the funding had the effect of a repurchase by the Company of approximately 7 million shares of class A common stock at approximately $74.22 per share by reducing the as-converted class B common stock share count from approximately 143 million to approximately 136 million and reducing the conversion rate applicable to the Company’s class B common stock from 0.5824 to 0.5550. The deposit and price per share calculations were calculated using the volume-weighted average price of the Company’s class A common stock for the 6-day pricing period from May 20, 2010, through May 27, 2010, in accordance with the Company’s certificate of incorporation.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the changes in the escrow account during the nine months ended June 30, 2010.

(in millions)
Balance at October 1, 2009	$1,715
Additional funding under the plan	500
American Express settlement payments	(210)

Balance at June 30, 2010	$2,005
Less: Current portion of escrow account	1,865

Long-term portion of escrow account	$140

An accrual for the covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including funding decisions made by the litigation committee. The accrual related to the covered litigation could be either higher or lower than the escrow account. The Company did not record an additional accrual for covered litigation during the nine months ended June 30, 2010.

Note 3—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	June 30, 2010	September 30, 2009	June 30, 2010	September 30, 2009	June 30, 2010	September 30, 2009
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$6,883	$5,977
Investment securities
U.S. government-sponsored agency debt securities			$136	$169
Canadian government debt securities			—	7
Equity securities	56	73
Corporate debt securities					$1	$10
Mortgage backed securities					4	6
Other asset backed securities					3	5
Auction rate securities					13	13
Derivative financial instruments
Foreign exchange derivative instruments			14	16

	6,939	$6,050	150	$192	21	$34

Liabilities
Other liabilities
Visa Europe put option					$346	$346
Foreign exchange derivative instruments			$35	$96

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 assets and liabilities measured at fair value on a recurring basis. Government-sponsored debt securities and foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There was no change to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2010.

Level 3 assets and liabilities measured at fair value on a recurring basis. Corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There was no change to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2010.

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

At June 30, 2010, and September 30, 2009, the Company determined the fair value of the put option to be approximately $346 million. While this amount represents the fair value of the put option at June 30, 2010, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction.

In determining the fair value of the put option at June 30, 2010, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 5.3x. These assumptions are consistent with those used in the valuation of the put option at September 30, 2009. At June 30, 2010, the P/E ratio was 15.0 and the P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 2.4x. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at June 30, 2010. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential and other inputs used to value the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

put option are unobservable. Changes in fair value are included in the Company’s consolidated statement of operations. There was no change in the fair value of the put option during the nine months ended June 30, 2010.

The tables below provide a roll-forward of Level 3 investments which are measured at fair value on a recurring basis for the nine months ended June 30, 2010 and 2009.

	Fair Value of Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2009	$10	$6	$5	$13	$34
Other-than-temporary impairment included in investment income, net	—	—	—	—	—
Maturities and principal payments	(9)	(2)	(2)	—	(13)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at June 30, 2010	$1	$4	$3	$13	$21

	Fair Value of Financial Assets Using Significant Unobservable Inputs (Level 3)
	Corporate Debt Securities	Mortgage Backed Securities	Other Asset Backed Securities	Auction Rate Securities	Total
	(in millions)
Balances at October 1, 2008	$45	$22	$23	$13	$103
Other-than-temporary impairment included in investment income, net	(3)	(4)	(1)	—	(8)
Maturities and principal payments	(29)	(5)	(12)	—	(46)
Transfers in (out) of Level 3	—	—	—	—	—

Balances at June 30, 2009	$13	$13	$10	$13	$49

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

Non-marketable equity investments. The Company’s strategic investments are accounted for under the cost and equity methods and are classified as Level 3 assets due to the absence of quoted market prices, inherent lack of liquidity and the fact that inputs used to measure the fair value are unobservable and require management judgment. Certain events and circumstances triggered impairment analyses for certain non-marketable equity securities which resulted in recognized losses of $2 million and $3 million during the three and nine months ended June 30, 2010, and $4 million and $7 million during the three and nine months ended June 30, 2009, respectively.

Due to a change in the investment relationship with one of its investees during the three months ended June 30, 2010, the Company reclassified equity securities accounted for as available-for-sale

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments with a cost basis of $9 million to an equity method investment. As a result, the Company also reversed net unrealized gains of $15 million, pre-tax, from accumulated other comprehensive income and recorded a loss of $3 million in equity in earnings of unconsolidated affiliates.

At June 30, 2010, and September 30, 2009, non-marketable equity investments totaled $105 million and $102 million in other assets on the consolidated balance sheet, respectively.

Reserve Primary Fund. The Company’s investment in the Reserve Primary Fund, or the Fund, was accounted for under the cost method and considered a Level 3 asset. In October 2009, the Company received a $19 million distribution from the Fund. An additional distribution of $66 million was received in January 2010, which substantially represented the Company’s remaining pro-rata ownership in the Fund. The distribution in January was in excess of the carrying value of the investment in the Fund resulting in the recognition of a pre-tax gain of $16 million in investment income, net during the second quarter of fiscal 2010.

Debt. The estimated fair value of the Company’s debt at June 30, 2010, and September 30, 2009 was $54 million and $64 million, respectively, based on credit ratings for similar notes.

Non-financial assets and liabilities. In the first quarter of fiscal 2010, the Company adopted the accounting and disclosure provisions related to the measurement of non-financial assets and non-financial liabilities at fair value. Long-lived assets such as goodwill, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets, and are measured at fair value only when impairment indicators exist. The Company does not have any significant non-financial liabilities. During the nine months ended June 30, 2010, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

Note 4—Pension and Other Postretirement Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans which provide retirement and health benefits for substantially all employees residing in the United States.

On January 12, 2010, the Company approved an amendment to the U.S. pension plan to conform the plan to the Pension Protection Act of 2006. A remeasurement of the U.S. pension plan’s funded position was performed in the second quarter of fiscal 2010. The remeasurement reduced accumulated other comprehensive loss, net, by $70 million pre-tax and reduces net periodic pension cost by $11 million in fiscal 2010.

Additionally, the completion of the annual census data update resulted in a reduction to our overall pension obligation in the second quarter of fiscal 2010. The census update reduced accumulated other comprehensive loss, net by $26 million pre-tax and reduces net periodic pension cost by $8 million in fiscal 2010.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	3 months ended June 30,		9 months ended June 30,		3 months ended June 30,		9 months ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost	$11	$13	$34	$38	$—	$—	$—	$—
Interest cost	10	11	30	34	—	1	1	2
Expected return on assets	(13)	(12)	(38)	(34)	—	—	—	—
Amortization of:
Prior service cost (credit)	(2)	(2)	(6)	(6)	—	(1)	(2)	(3)
Actuarial loss	4	4	13	11	(1)	—	(1)	—

Total net periodic pension cost	$10	$14	$33	$43	$(1)	$—	$(2)	$(1)

Note 5—Settlement Guarantee Management

The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited. The Company requires certain customers that do not meet its credit standards to post collateral. The Company’s estimated maximum settlement exposure was approximately $44.1 billion at June 30, 2010 compared to $41.8 billion at September 30, 2009. Of these amounts, approximately $3.7 billion at each June 30, 2010 and September 30, 2009, were covered by collateral. The total available collateral balances presented below are greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

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

The Company maintained collateral as follows:

	June 30, 2010	September 30, 2009
	(in millions)
Cash equivalents	$869	$812
Pledged securities at market value	469	243
Letters of credit	848	703
Guarantees	2,362	2,644

Total	$4,548	$4,402

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was less than $1 million at June 30, 2010 and September 30, 2009. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

Note 6—Stockholders’ Equity

Funding of the Litigation Escrow Account. On May 28, 2010, the Company funded the escrow account with $500 million, which, on an as-converted basis, had the effect of a repurchase of approximately 7 million shares of class A common stock and reduced the conversion rate applicable to Visa’s class B common stock outstanding from 0.5824 to 0.5550. See Note 2—Retrospective Responsibility Plan.

The number of shares of each class and the number of shares of class A common stock outstanding on an as-converted basis at June 30, 2010 are as follows:

(in millions)	Shares Outstanding at June 30, 2010	Conversion Rate Into class A Common Stock	As Converted(1)
Class A common stock	496	—	496
Class B common stock	245	0.5550	136
Class C common stock	98	1.0000	98

Total class A common stock as-converted			731

(1)	Figures may not sum due to rounding. As-converted class A common stock count calculated based on whole numbers.

Accelerated class C share release programs. On January 21, 2010, the Company announced a second program to accelerate the share release of class C common stock. Under this program, the number of shares released from transfer restrictions for any class C shareholder was the greater of (a) 50% (fifty percent) of the restricted shares of class C common stock held by that shareholder as of March 1, 2010, and (b) 5,000 (five thousand) shares of class C common stock (or in the case of shareholders with fewer than 5,000 shares of class C common stock, all of their shares). Shareholder application was not required. Under this program, 56 million shares of class C common stock were released from transfer restrictions during the second quarter of fiscal 2010. In fiscal 2009, the Company released 40 million shares of class C common stock as part of the 2009 accelerated release program. The release of the shares of class C common stock did not increase the number of outstanding shares on an as-converted basis, and there were no dilutive effects to the outstanding class A common stock share count on an as-converted basis from these transactions.

Of the 96 million shares of class C common stock released from transfer restrictions, 53 million shares have been converted from class C common stock to class A common stock upon the sale or transfer by the class C shareholders into the public market through June 30, 2010. Approximately 2 million and 33 million of those shares were converted during the three and nine months ended June 30, 2010, respectively. Additionally, 55 million shares of class C common stock continue to be subject to the general transfer restrictions that expire on March 25, 2011, under Visa’s certificate of incorporation.

Share repurchase plan. In October 2009, the Company’s board of directors authorized a $1 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of the Company’s board of directors. The Company did

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not repurchase any shares under this plan during the three months ended June 30, 2010. During the first half of fiscal 2010, the Company repurchased 8.3 million shares of its class A common stock at an average price of $80.40 per share for a total cost of $664 million. Repurchased shares have been retired and constitute authorized but unissued shares. At June 30, 2010, the share repurchase plan has remaining authorized funds of $336 million.

Dividends. On July 21, 2010, the Company’s board of directors declared a dividend in the amount of $0.125 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) which will be paid on September 1, 2010, to all holders of record of the Company’s class A, class B and class C common stock as of August 13, 2010. The Company paid $278 million in dividends during the nine months ended June 30, 2010.

Special IPO cash and stock dividends received from cost method investees, net of tax. During the first quarter of fiscal 2010, the Company retired the 24,449 shares of treasury stock received from cost method investees in the first half of fiscal 2009. The Company has no class C common treasury stock outstanding at June 30, 2010.

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

Note 7—Earnings Per Share

During the first quarter of fiscal 2010, the Company adopted a new accounting standard which defines unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires these securities to be included in computing earnings per share under the two-class method. The Company’s unvested restricted stock awards and unvested restricted stock units are considered participating securities and have been included in the computation of earnings per share under the two-class method. Comparable prior period earnings per share data have been recomputed to conform to current period presentation. As a result of this adoption, class A and class C common stock diluted earnings per share for the three months ended June 30, 2009 declined from $0.97 (previously reported) to $0.96. Additionally, class A and class C common stock basic earnings per share for the nine months ended June 30, 2009 declined from $2.42 (previously reported) to $2.41. There was no other change to previously reported basic or diluted earnings per share for the three and nine months ended June 30, 2009 as a result of this adoption.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents basic and diluted earnings per share for the three months ended June 30, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)
Class A(2)	481		494	0.97	716		738	0.97
Class B	137	(3)	245	0.56	136	(3)	245	0.55
Class C	96		99	0.97	96		99	0.97
Participating Securities	2		Not presented	Not presented	2		Not presented	Not presented

Net income attributable to Visa Inc.	$716

The following table presents basic and diluted earnings per share for the nine months ended June 30, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)
Class A(2)	1,418		478	2.97	2,192		742	2.96
Class B	422	(3)	245	1.72	420	(3)	245	1.71
Class C	346		117	2.97	345		117	2.96
Participating Securities	6		Not presented	Not presented	6		Not presented	Not presented

Net income attributable to Visa Inc.	$2,192

The following table presents basic and diluted earnings per share for the three months ended June 30, 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)
Class A(2)	433		448	0.97	729		757	0.96
Class B	149	(3)	246	0.61	149	(3)	246	0.61
Class C	146		152	0.97	146		152	0.96
Participating Securities	1		Not presented	Not presented	1		Not presented	Not presented

Net income attributable to Visa Inc.	$729

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents basic and diluted earnings per share for the nine months ended June 30, 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)
Common Stock Redeemed October 10, 2008
Class C (series II) and class C (series III)(4)	4		Not presented	Not presented	4		Not presented	Not presented
Class A(2)	1,077		447	2.41	1,836		762	2.41
Class B	387	(3)	246	1.58	387	(3)	246	1.58
Class C	365		152	2.41	365		152	2.41
Participating Securities	6		Not presented	Not presented	6		Not presented	Not presented

Net income attributable to Visa Inc.	$1,839

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.
(2)

The calculation of diluted class A common stock earnings per share considers, if dilutive, potential class A common stock equivalent shares outstanding during the period consisting of: (1) incremental shares of class A common stock issuable upon the conversion of class B and class C common stock based on the conversion rate in effect through the period, (2) participating securities in the form of unvested restricted stock awards and unvested restricted stock units, and (3) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options and the assumed vesting of unearned performance shares. The computation of average dilutive shares outstanding excluded stock options to purchase approximately 1 million shares of common stock for each of the three and nine months ended June 30, 2010 and June 30, 2009, respectively, because their effect would have been antidilutive.

(3)

Net income attributable to Visa is allocated to each class and series of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income attributable to Visa allocated to each class and series of common stock, the weighted average numbers of shares of class B common stock outstanding on an as-converted basis used in the allocation were 140 million and 142 million for the three and nine months ended June 30, 2010 and 155 million and 161 million for the three and nine months ended June 30, 2009, respectively.

(4)	Net income attributable to Visa was allocated to the shares of redeemed common stock for the period during which they were outstanding.

Note 8—Share-based Compensation

During the nine months ended June 30, 2010, the Company granted 975,559 non-qualified stock options, or options, 860,283 restricted stock awards, or RSAs, and 244,826 restricted stock units, or RSUs, to Company employees and non-employee directors under the 2007 Equity Incentive Compensation Plan. The options had a weighted average exercise price per share of $79.70 and a weighted average grant-date fair value per share of $29.49. The RSAs and RSUs had weighted average grant-date fair values per share of $79.72 and $79.69, respectively. The Company accounts for these awards using the straight-line method of attribution for expensing equity awards with only service conditions. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

The Company also granted performance-based shares during the first fiscal quarter of 2010. The ultimate number of performance shares to be earned will be between zero and 203,006, depending on the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s achievement of specified cumulative net income performance targets, and the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index during the approximate two-year period beginning October 28, 2009. These earned performance shares vest in two equal installments on November 30, 2011 and 2012, subject to earlier vesting in full under certain conditions. The grant-date fair value of the performance-based shares, incorporating the market condition by using a Monte Carlo simulation model, was $88.06 per share. Compensation expense for the performance awards is initially estimated based on target performance and is adjusted as appropriate throughout the performance period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

Note 9—Income Taxes

The effective income tax rates were 36% for the three and nine months ended June 30, 2010, and 44% and 41% for the three and nine months ended June 30, 2009, respectively. The rates for the three and nine months ended June 30, 2010 were lower than the rates for the comparable periods in the prior year primarily due to changes in the geographic mix of the Company’s global income, the benefit of Singapore tax incentives and the absence of additional foreign tax related to the sale of the Company’s investment in VisaNet do Brasil in the third quarter of fiscal 2009.

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

The Company’s litigation provision was less than $1 million and approximately ($41 million) for the three and nine months ended June 30, 2010, respectively, and approximately $1 million for the three and nine months ended June 30, 2009. The credit to the provision in the nine months ended June 30, 2010 was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation (discussed in Other Litigation below). The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to accrued litigation for both covered and other non-covered litigation for the nine months ended June 30:

	Fiscal 2010	Fiscal 2009
	(in millions)
Balance at October 1	$1,717	$3,758
Provision for settled legal matters(1)	(41)	(1)
Provision for unsettled legal matters	—	2
Settlement obligation refunded by Morgan Stanley(2)	—	65
Interest accretion on settled matters	23	71
Payments on settled matters(3)	(897)	(1,642)

Balance at June 30	$802	$2,253

(1)

This amount includes the reduction to the provision for the $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation. There was no other significant provision activity during the three and nine months ended June 30, 2010.

(2)	This balance represents the amount of a settlement refunded to the Company during fiscal 2009 by Morgan Stanley under a separate agreement.
(3)	This amount includes the Company’s October 2009 prepayment of its remaining $800 million in payment obligations in the Retailers’ litigation at a discounted amount of $682 million.

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 2—Retrospective Responsibility Plan. An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination the Company evaluates available information, including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during the nine months ended June 30, 2010.

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

The Interchange litigation – Multidistrict Litigation Proceedings (MDL). The parties have exchanged expert reports and expert discovery is scheduled to close in September 2010.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Indirect Purchaser” actions. In California (Credit/Debit Card Tying Cases), after the parties amended the settlement agreement in certain respects, the court entered an order preliminarily approving the settlement on January 5, 2010 and scheduled a final approval hearing for July 16, 2010, which was later rescheduled for August 6, 2010.

In New Mexico, the court granted Visa U.S.A.’s motion to dismiss at a hearing on May 14, 2010, and entered an order and judgment dismissing the case on June 9, 2010. The plaintiff filed a notice of appeal from that order and judgment on June 14, 2010.

Currency conversion litigation. Various appeals have been filed with the U.S. Court of Appeals for the Second Circuit challenging the district court’s approval of the settlement. The issuance of refund checks for valid, timely claims will not commence until after the appeals are resolved (in favor of the court-approved settlement) and the settlement administrator has validated the claims.

Morgan Stanley Dean Witter/Discover litigation. A hearing on Visa International and Visa Europe’s appeal before the General Court (formerly known as the Court of First Instance) was held on May 20, 2010. No ruling has been issued.

U.S. Department of Justice civil investigative demands. On October 10, 2008, the Division issued a CID to Visa U.S.A. that seeks information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID seeks documents, data and narrative responses to several interrogatories and document requests, which focus on certain merchant acceptance practices, including major payment network rules regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment.

Since the October 2008 CID was issued, Visa has met with the Division on numerous occasions, including in recent months. During those meetings, the Division has focused on major payment network rules prohibiting surcharging and network discrimination. The Division recently indicated to Visa that it is considering filing a civil lawsuit to challenge rules prohibiting surcharging on credit and network discrimination (but not, at this time, the setting of default interchange) under the federal antitrust laws. Similar issues are included among the claims asserted in the merchant interchange litigation. See—Covered Litigation—The Interchange Litigation—Multidistrict Litigation Proceedings. Visa is engaged in constructive negotiations with the Division regarding potential resolutions of its concerns as they relate to Visa, but at this time the outcome of those discussions is uncertain. Intervening federal legislative events may also bear on the ultimate resolution.

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

European interchange proceedings. On April 26, 2010, Visa Europe announced an agreement with the European Commission, subject to public consultation, to end the proceedings initiated by the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Objections issued April 3, 2009, with respect to Visa Europe’s immediate debit interchange fees.

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

CyberSource securities litigation. On April 29, 2010, an individual named Carol Ann Peters filed a putative class action lawsuit against CyberSource Corporation (“CyberSource”), certain of its directors, and Visa Inc. in California Superior Court in connection with the proposed merger of CyberSource and Visa. The complaint asserts claims of breach of fiduciary duty against the CyberSource directors and aiding and abetting breaches of fiduciary duty against CyberSource and Visa. Plaintiff later added Market Street Corp., a wholly-owned subsidiary of Visa Inc., as a defendant, and seeks declaratory and injunctive relief and attorneys’ fees. A similar lawsuit was filed on May 4, 2010, by the Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters in the Chancery Court of the State of Delaware. The Delaware complaint was voluntarily dismissed and re-filed in California Superior Court on June 1, 2010, adding allegations of inadequate disclosure in CyberSource’s preliminary proxy statement concerning the merger. On June 9, 2010, the California court consolidated the two suits, now captioned In re CyberSource Shareholder Litigation.

On June 29, 2010, the parties reached an agreement in principle to settle the litigation. The agreement requires CyberSource to make certain additional disclosures related to the proposed merger, which were made in CyberSource’s definitive proxy statement filed with the SEC on June 11, 2010, but does not require any defendant to pay money damages. A notice of settlement, which is subject to confirmatory discovery and Court approval, was filed on July 13, 2010. The agreement is not considered material to the Company’s consolidated financial statements.

New Zealand Dynamic Currency Conversion investigation. In July 2010, the Commerce Commission, New Zealand’s competition regulator, informed Visa that it had initiated an investigation into Visa policies relating to the provision of Dynamic Currency Conversion (DCC) services in New Zealand. Pursuant to the investigation, the Commerce Commission has requested certain information relating to Visa’s DCC policies. Visa is cooperating with the Commerce Commission’s investigation.

Gift Card Litigation

Visa is a party to various lawsuits involving prepaid gift cards. Pursuant to existing agreements, Visa may be indemnified by the issuer of the gift card in question for liability associated with some or all of the claims asserted in these suits.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Matalas. On May 27, 2010, Diane Matalas filed a class action lawsuit against Wells Fargo Bank and Visa Inc. in California Superior Court asserting claims under California’s gift card act and other consumer laws. Among other things, Matalas alleges that certain authorization practices for gift cards used at restaurants are unlawful. On July 14, 2010, Wells Fargo Bank removed the case to U.S. District Court for the Central District of California.

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

Actus, LLC—prepaid cards. On April 21, 2010, the parties executed an agreement to settle the litigation, and on April 30, 2010, the court dismissed the claims against Visa with prejudice. The settlement amount is not considered material to the consolidated financial statements.

Restricted Spending Solutions, LLC—prepaid and commercial cards. On November 19, 2009, Visa U.S.A. filed its First Amended Answer and Counterclaim to the plaintiff’s complaint. On February 5, 2010, the defendants filed a motion for summary judgment of invalidity based on Visa’s U.S. Patent 5,500,513.

Note 11—Subsequent Events

On July 21, 2010, Visa completed the acquisition of CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants, at a price of $26.00 per share. The total purchase consideration was approximately $2.0 billion, paid with cash on hand.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “our” and “the Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with Visa Inc.’s unaudited consolidated financial statements and related notes.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements can be identified by the terms “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “project,” “should,” “will” and similar references to the future.

Examples of such forward-looking statements include, but are not limited to, statements we make about our response to the recent U.S. financial regulatory reform legislation; the effect of developments in the civil investigative demand by the antitrust division of the U.S. Department of Justice regarding our rules; the global alignment of our pricing strategy; our data processing revenues; the number of transactions we process; our belief that there will be a global secular shift to electronic payments and our growth in that category; increased consumer and commercial spending; our liquidity needs and our ability to meet them; our online payment, fraud and security management capabilities; the strength of the U.S. dollar; incentive payments; income tax expenses; and dividend payments.

By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of the Wall Street Reform and Consumer Protection Act, including:

•	its effect on issuers’ and retailers’ network selection for debit transactions;

•	its effect on our financial institution customers and on debit interchange rates;

•	its effect on other product categories, such as credit; and

•	the adoption of similar and related laws and regulations elsewhere;

•	developments in current or future disputes, including:

•	antitrust, such as the Department of Justice’s civil investigative demand relating to our rules;

•	interchange;

•	currency conversion; and

•	tax;

•	the risk that CyberSource’s business will not be successfully integrated with Visa’s, including:

•	the costs associated with the acquisition; and

•	slowed growth of eCommerce;

•	macroeconomic factors such as:

•	currency exchange rates;

•	global economic, political, health and other conditions;

•	competitive pressure on customer pricing and in the payments industry generally; and

•	material changes in our customers’ performance compared to our estimates;

•	systemic developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches involving card data stored by us or third parties;

•	increased fraudulent and other illegal activity involving our cards;

•	failure to maintain interoperability between our and Visa Europe’s authorization and clearing and settlement systems;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of key employees; and

the other factors discussed under the heading “Risk Factors” herein and in our most recent Annual Report on Form 10-K. You should not place undue reliance on such statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

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

Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. We continue to monitor the progress of the global economic recovery, which has shown signs of gradual improvement. We expect consumer and commercial spending, and our rate of payments volume growth, to increase in the near term if the economic recovery maintains momentum.

The Wall Street Reform and Consumer Protection Act enacted in the U.S. in July 2010 includes provisions that will establish regulation and oversight of debit interchange rates and certain other network industry practices in the U.S. While the legislation does not directly regulate the network fees we charge, except to ensure that fees are not used to evade the new regulation of interchange rates, it gives retailers greater ability to route debit transactions onto competitive networks, which can reduce the processing fees we currently earn on debit transactions. Because the implementation details for this new legislation will be determined over the next year, the expected impact on our consolidated financial statements is unknown at this time.

Other regulatory measures previously enacted in the U.S. became effective in the second quarter of fiscal 2010, and have begun to impact our financial institution customers. Should financial institutions constrict credit offerings in response to these measures, consumer spending and ultimately our payments volume, could be impacted.

We continue to believe that our broad platform of payment products provides substantial value to both retailers and consumers, and that the continuing worldwide secular shift to digital currency, will buffer the impacts of our current regulatory environment, as reflected in our overall payments volume growth, and in particular payments volume growth outside the U.S.

Funding of the Litigation Escrow Account. On May 28, 2010, we deposited $500 million into the escrow account previously established under the retrospective responsibility plan, or the plan. Under the terms of the plan, when Visa funds the escrow account, the shares of class B common stock retained by our U.S. financial institution customers and their affiliates are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. On an as-converted basis, funding of the escrow account had the effect of a repurchase of approximately 7 million shares of class A common stock. See Note 2—Retrospective Responsibility Plan to our unaudited consolidated financial statements.

Share repurchase plan. In October 2009, our board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of our board of directors. We did not repurchase any shares under this plan during the third quarter of fiscal 2010. During the first two quarters of fiscal 2010, we repurchased 8.3 million shares of our class A common stock at an average price of $80.40 per share for a total cost of $664 million. As of the end of the third fiscal quarter, $336 million remained available for repurchase under the existing repurchase authorization. See the Liquidity and Capital Resources section for further discussion.

Expansion of our eCommerce capabilities. On July 21, 2010, we completed our acquisition of CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants, at a price of $26.00 per share. The total purchase consideration was approximately $2.0 billion, paid with cash on hand. The acquisition of CyberSource will expand our online payment, fraud and security management capabilities and is expected to accelerate our growth in the eCommerce category. The results of CyberSource will be included in our results from the acquisition date.

Nominal payments volume and transaction counts. We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. Compared to the same prior year period, nominal payments volume grew in consumer credit and debit, and commercial, primarily driven by growth outside the U.S., resulting in an increase in overall nominal payments volume quarter over quarter. The number of processed transactions continues to increase reflecting the continued shift to electronic payments globally.

The following tables set forth nominal payments volume for the periods presented (1).

	U.S.A.			Rest of World			Visa Inc.
	3 months ended March 31, 2010(4)	3 months ended March 31, 2009(4)	% Change	3 months ended March 31, 2010(4)	3 months ended March 31, 2009(4)	% Change	3 months ended March 31, 2010(4)	3 months ended March 31, 2009(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$138	$137	1%	$245	$184	33%	$383	$321	19%
Consumer debit(2)	230	191	20%	49	33	49%	280	224	25%
Commercial and other	59	51	15%	24	21	16%	83	72	15%

Total Nominal Payments Volume	$427	$379	13%	$318	$238	34%	$745	$617	21%
Cash volume	91	89	2%	340	263	29%	431	352	22%

Total Nominal Volume(3)	$518	$468	11%	$658	$501	31%	$1,176	$969	21%

	U.S.A.			Rest of World			Visa Inc.
	9 months ended March 31, 2010(4)	9 months ended March 31, 2009(4)	% Change	9 months ended March 31, 2010(4)	9 months ended March 31, 2009(4)	% Change	9 months ended March 31, 2010(4)	9 months ended March 31, 2009(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$444	$464	(4)%	$733	$601	22%	$1,177	$1,065	11%
Consumer debit(2)	662	580	14%	144	108	32%	806	688	17%
Commercial and other	177	165	7%	75	75	2%	252	240	5%

Total Nominal Payments Volume	$1,283	$1,209	6%	$952	$784	21%	$2,234	$1,993	12%
Cash volume	276	287	(4)%	1,042	886	18%	1,319	1,173	12%

Total Nominal Volume(3)	$1,559	$1,496	4%	$1,994	$1,670	19%	$3,553	$3,166	12%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.
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

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the three and nine months ended June 30, 2010, and June 30, 2009, were based on payments volume reported by our financial institution customers for the three and nine months ended March 31, 2010, and March 31, 2009, respectively.

This table sets forth transactions volume processed by our VisaNet system during the periods presented.

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(in millions)			(in millions)
Total processed transactions	11,721	10,266	14%	33,292	29,422	13%

Results of Operations

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., the rest of the world, and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended June 30,		2010 vs. 2009		Nine months ended June 30,		2010 vs. 2009
	2010	2009	$ Change	% Change(1)	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
U.S. operating revenues	$1,193	$922	$271	29%	$3,501	$2,850	$651	23%
Rest of world operating revenues	782	668	114	17%	2,289	2,017	272	13%
Visa Europe operating revenues	54	56	(2)	(6)%	158	165	(7)	(4)%

Total Operating Revenues	$2,029	$1,646	$383	23%	$5,948	$5,032	$916	18%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

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

Revenues from processing cross-border transactions for our customers fluctuate with cross-border travel and the extent to which Visa-branded products are utilized for travel purposes. Cross-border transactions have shown continued signs of improvement in all geographies in the three and nine months ended June 30, 2010.

Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. The general weakening of the U.S. dollar during the three and nine month periods compared to the same prior year periods was moderated by our hedging activities and resulted in a net 1% increase in total operating revenues. We expect the combined impact of movements in the U.S. dollar and our hedging activities to be neutral to slightly positive on total operating revenue growth for the full 2010 fiscal year.

The following table sets forth the components of our total operating revenues for the periods presented.

	Three months ended June 30,		2010 vs. 2009		Nine months ended June 30,		2010 vs. 2009
	2010	2009	$ Change	% Change(1)	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$873	$769	$104	13%	$2,585	$2,366	$219	9%
Data processing revenues	792	605	187	31%	2,285	1,703	582	34%
International transaction revenues	574	458	116	25%	1,671	1,409	262	19%
Other revenues	183	158	25	15%	546	462	84	18%
Volume and support incentives	(393)	(344)	(49)	15%	(1,139)	(908)	(231)	26%

Total Operating Revenues	$2,029	$1,646	$383	23%	$5,948	$5,032	916	18%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased during the three and nine month periods primarily due to 21% and 12% growth in nominal payments volume, respectively. The growth in service revenues was slower than the growth in nominal payments volume primarily reflecting differences in the geographic mix of our service revenues and the impact of our hedging program against the weakening U.S. dollar. We continue to monitor the progress of nominal payments volume growth as part of the overall global economic recovery and to align our pricing strategy across the globe to ensure it reflects the competitive value and growth opportunities provided to our customers.

•

Data processing revenues increased during the three and nine month periods due to competitive pricing actions across various geographies which became effective in the second half of fiscal 2009 combined with growth of 14% and 13%, respectively, in the number of transactions processed. We do not believe that the rate of growth in data processing revenues is representative of sustainable future revenue growth due to the inclusion of these pricing actions, which will largely anniversary in the fourth quarter of fiscal 2010. We also expect our fiscal fourth quarter data processing revenues to be impacted by yield compression from recent new contracts and contract conversions, and from customers exceeding volume thresholds which qualify them for lower prices. Combined, these fiscal fourth quarter impacts are expected to partially offset the pace of our full year growth in data processing revenues. However, we believe that the secular shift to electronic payments on a global basis will contribute to our growth in the number of transactions processed as we align our global pricing strategy.

•

International transaction revenues increased during the three and nine month periods primarily due to growth of 20% and 15%, respectively, in nominal cross-border payments volume, combined with strategic pricing modifications which took place after the third quarter of fiscal 2009.

•

Other revenues increased primarily due to license fees from Cielo, formerly known as Companhia Brasileira de Meios de Pagamento, or VisaNet do Brasil, for the use of Visa trademarks and technology intellectual property. We entered into this licensing arrangement with VisaNet do Brasil following its initial public offering and the sale of our investment interest in the third quarter of fiscal 2009. Additionally, the increase also reflects continued growth in the Visa Extras loyalty platform and the administrative and rewards fulfillment services performed in support of the platform, and other new license and royalty fees.

•

Volume and support incentives increased primarily due to growth in global payments volumes and incentives incurred on significant long-term customer contracts that were initiated or renewed after the third quarter of fiscal 2009. These increases were offset by the absence of one-time incentives incurred for early renewals in the prior year comparable quarter. Volume and support incentives as a percentage of gross revenue remained steady throughout fiscal 2010 at approximately 16%. We expect incentives as a percentage of gross revenue to be in the range of 16% to 17%, potentially at the higher end, for the full 2010 fiscal year.

	Fiscal 2010	Fiscal 2009
	(in millions)
Beginning balance at October 1, net asset(1)	$ 32	$130
Provision
Current period provision	(1,113)	(901)
Performance adjustments(2)	(6)	30
Contractual adjustments(3)	(20)	(37)

Subtotal volume and support incentives	(1,139)	(908)

Payments	999	785

Ending balance at June 30, net (liability) asset(1)	$(108)	$7

(1)	Balance represents the net of the current and long-term asset and current liability portions of volume and support incentives as presented in our consolidated balance sheet.
(2)

Amount represents adjustments in estimated obligations under incentive agreements resulting from management’s refinement of its estimate of projected sales performance as new information becomes available. The change from last year reflects the absence of downward provision adjustments in fiscal 2009, reflective of the economic environment at the time.

(3)	Amount represents adjustments resulting from amendments to existing contractual terms.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended June 30,		2010 vs. 2009		Nine months ended June 30,		2010 vs. 2009
	2010	2009	$ Change	% Change(1)	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$285	$282	$3	1%	$869	$873	$(4)	—%
Network, EDP and communications	103	97	6	6%	306	282	24	8%
Advertising, marketing and promotion	277	229	48	20%	731	635	96	15%
Professional and consulting fees	77	62	15	24%	178	182	(4)	(2)%
Depreciation and amortization	63	57	6	10%	187	165	22	13%
Administrative and other	87	96	(9)	(9)%	242	225	17	8%
Litigation provision	—	1	(1)	(38)%	(41)	1	(42)	NM

Total Operating Expenses	$892	$824	$68	8%	$2,472	$2,363	$109	5%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Personnel remained relatively stable, reflecting the offsetting impacts of our strategy to invest for future growth and reductions in our net periodic pension cost due to the remeasurement and annual census update of our U.S. pension plan. See Note 4—Pension and Other Postretirement Benefits.

•	Network, EDP and communications increased primarily due to higher fees paid for debit processing services related to processing transactions through non-Visa networks.

•

Advertising, marketing and promotion increased over the prior year as anticipated due to higher advertising and marketing spending in connection with the 2010 Winter Olympics and the 2010 FIFA World Cup. The increase also reflects higher redemption costs associated with the Visa Extras loyalty platform. We continue to review and refine our marketing and advertising spending globally to ensure it is consistent with our growth initiatives.

•

Professional and consulting fees increased during the three month period, primarily reflecting consulting fees related to the migration of one of our product platforms to a new service provider, and professional fees associated with our acquisition of CyberSource Corporation. The decrease in the nine month period reflects the absence of legal fees related to the settlement of Discover Financial Services and various other litigation matters in fiscal 2009, as well as the absence of consulting fees related to the new east coast data center migration project, which was completed in fiscal 2009.

•	Depreciation and amortization increased as expected, reflecting charges related to the new east coast data center and office building that were placed in service during the second half of fiscal 2009.

•

Administrative and other expense decreased during the three month period, primarily due to unrealized foreign exchange gains recorded in fiscal 2010 reflecting the overall strengthening of the U.S. dollar between March and June 2010 as we remeasure monetary assets and liabilities held by foreign subsidiaries into their functional currencies at period end. The decrease also reflects the absence of foreign exchange losses recorded in the third quarter of fiscal 2009, reflecting the general weakening of the U.S. dollar in the comparable prior year period. Foreign exchange gains recorded in the third quarter of fiscal 2010 reversed the foreign exchange losses recorded during the first half of the fiscal year. The fluctuation in the nine month period primarily reflects increased travel activities related to the 2010 Winter Olympics and the 2010 FIFA World Cup.

•

Litigation provision primarily reflects the $41 million pre-tax gain recorded in the first fiscal quarter as a result of prepaying the remaining obligation under the Retailers’ litigation settlement. The gain reflects the difference between our prepayment amount of $682 million and the carrying value of the obligation. There was no other significant provision activity during the nine months ended June 30, 2010.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended June 30,		2010 vs. 2009		Nine months ended June 30,		2010 vs. 2009
	2010	2009	$ Change(1)	% Change	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$(3)	$—	$(3)	NM	$(5)	$—	$(5)	NM
Interest expense	(13)	(30)	17	(56)%	(57)	(90)	33	(37)%
Investment income, net	1	504	(503)	NM	29	557	(528)	(95)%
Other	—	1	(1)	(55)%	—	1	(1)	(38)%

Total Other Income (Expense)	$(15)	$475	$(490)	NM	$(33)	$468	$(501)	NM

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Interest expense decreased primarily due to lower interest accretion associated with declining litigation balances. The decrease during the nine month period is partially offset by increases in interest expense related to uncertain tax positions recorded in the first half of fiscal 2010.

•

Investment income, net decreased primarily due to the absence of a pre-tax gain of $473 million and the loss of dividend income upon the sale of our ownership interest in VisaNet do Brasil in fiscal 2009. Additionally, we earned lower interest income in the first nine months of fiscal 2010 as a result of lower interest rates and declining investment balances, reflecting the use of $682 million to pre-pay the Retailers’ litigation, $664 million to repurchase class A common stock under the share repurchase plan and $500 million to fund the litigation escrow account under the retrospective responsibility plan. The decrease is partially offset by a pre-tax gain of $16 million from the Fund. See Note 3—Fair Value Measurements.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 36% for the three and nine months ended June 30, 2010, and 44% and 41% for the three and nine months ended June 30, 2009, respectively. The rates for the three and nine months ended June 30, 2010 were lower than the rates for the comparable periods in the prior year primarily due to changes in the geographic mix of our global income, the benefit of Singapore tax incentives and the absence of additional foreign tax related to the sale of our investment in VisaNet do Brasil in the third quarter of fiscal 2009.

We expect our effective tax rate to increase in the fiscal fourth quarter of 2010 upon the completion of our preceding fiscal year’s state tax returns and upon the acquisition of CyberSource. The state tax returns form the basis for our estimated state tax apportionments for the current and future years. Updates to state tax apportionments require a remeasurement of our deferred taxes, which primarily consist of deferred tax liabilities associated with approximately $11 billion of indefinite-life intangible assets recorded upon our October 2007 reorganization. The remeasurement is recorded as a non-cash charge to income tax expense but does not reflect an increase or decrease in the amount of tax we estimate we will pay in the current year or foreseeable future. The remeasurement is required even though the deferred tax liabilities associated with these indefinite-life intangible assets are not expected to be realized in the foreseeable future. While prior year adjustments have not had a material impact on our effective tax rate, going forward, we anticipate recording an annual adjustment, which may or may not be material, each fiscal fourth quarter upon completion of our annual state tax returns.

Upon the acquisition of CyberSource, we expect a one-time increase in our effective tax rate during the fiscal fourth quarter of 2010 primarily due to non-recurring, non-deductible transaction costs associated with the acquisition.

Liquidity and Capital Resources

Cash Flow Data

The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended June 30,
	2010	2009
	(in millions)
Total cash provided by (used in):
Operating activities	$1,798	$767
Investing activities	(10)	955
Financing activities	(1,202)	(2,491)
Effect of exchange rate changes on cash and cash equivalents	2	(10)

Increase (decrease) in cash and cash equivalents	$588	$(779)

Cash provided by operating activities during the nine months ended June 30, 2010 primarily reflects net income including non-controlling interest of $2.2 billion and adjustments for non-cash items of $1.6 billion, offset by payments for volume and support incentives and litigation settlements, primarily including the $682 million prepayment of our retailers’ litigation obligation as further discussed below. Total cash provided by operating activities was higher during the nine months ended June 30, 2010 compared to the prior year primarily reflecting higher year-to-date net income. Both periods also contain other significant operational payments including those related to settlement transactions, other litigation settlement payments, volume and support incentives, and our annual incentive compensation payments. We believe that cash flow generated from operating activities will sufficiently meet our ongoing operational needs.

Cash used in investing activities during the nine months ended June 30, 2010 primarily reflects purchase of property, equipment and technology, which were lower this year reflecting the completion of our east coast data center in fiscal 2009. We expect capital expenditures to increase during the remainder of fiscal 2010 as approved capital projects are executed. The use of cash in investing activities was partially offset by net cash proceeds of $50 million from sales and maturities of investment securities compared to $276 million in the prior year, both of which were reinvested in money market funds. We also received a $85 million cash distribution from the Reserve Primary Fund in the current year compared to $884 million of distributions in the prior year.

Cash used in financing activities during the nine months ended June 30, 2010 primarily reflects $664 million in repurchases of class A common stock in the open market, funding of $500 million to the litigation escrow account and $278 million of dividend payments. Comparatively, cash used in financing activities for the nine months ended June 30, 2009 reflects redemption of our class C (series II) and class C (series III) liability shares for $2.6 billion, funding of $1.1 billion to the litigation escrow account and dividend payments of $240 million, offset by funding of covered litigation payments totaling $1.5 billion, which are covered by the litigation escrow account.

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

Funding of the Litigation Escrow Account. As discussed above, on May 28, 2010, we deposited $500 million into the escrow account. See Note 2 – Retrospective Responsibility Plan.

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

Share repurchase plan. As discussed above, in October 2009, our board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2010, and is subject to extension or expansion at the determination of our board of directors. No shares were repurchased during the three months ended June 30, 2010 under this plan. During the first half of fiscal 2010, we repurchased 8.3 million shares of our class A common stock at an average price of $80.40 per share for a total cost of $664 million. At June 30, 2010, the share repurchase plan has remaining authorized funds of $336 million.

Dividends. During the nine months ended June 30, 2010, we paid $278 million in dividends. On July 21, 2010, our board of directors declared a dividend in the amount of $0.125 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $91 million in connection with this dividend in September 2010. See Note 6—Stockholders’ Equity to our unaudited consolidated financial statements for further information regarding dividend declarations. We intend to continue paying quarterly dividends in cash, subject to approval by our board of directors.

Visa Europe put-call option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At June 30, 2010, the fair value of the put option liability was $346 million. While this amount represents the fair value of the put option at June 30, 2010, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as determined at the time the put option is exercised.

Acquisition of CyberSource. As discussed above, on July 21, 2010, we completed our acquisition of CyberSource Corporation for approximately $2.0 billion in cash.

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

As of June 30, 2010, our financial instruments measured at fair value on a recurring basis included approximately $7.1 billion of assets, of which $21 million, or less than 1%, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. Marketable financial instruments in this category include corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risks during the nine months ended June 30, 2010, compared to September 30, 2009.

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

Changes in internal control over financial reporting. There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 10 – Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.

The following disclosure supplements the risk factors set forth in “Item-1A—Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009, particularly the disclosure appearing under the caption “Interchange reimbursement fees and related practices are subject to significant legal and regulatory scrutiny worldwide, which may have a material adverse impact on our revenues, our prospects for future growth and our overall business.”

Failure by us or our customers to adjust successfully to the new U.S. financial regulatory reform legislation could materially and adversely affect us.

The Wall Street Reform and Consumer Protection Act includes provisions that will establish regulation and oversight of debit interchange rates and certain other network industry practices in the United States. In addition, the new law will regulate issuers’ ability to select debit networks to participate in, and retailers’ ability to route debit transactions onto, competitive networks, potentially reducing the processing fees we earn on debit transactions. The legislation also provides for regulation of network fees to the extent necessary to ensure that fees are not used to evade the new regulation of interchange rates. Because the implementation details for this new legislation will be determined over the next year, the expected impact on our consolidated financial statements is unknown at this time. Failure by us or our customers to successfully adjust our debit strategies to compete in the new environment could have a material, adverse effect on our business, financial condition and results of operations.

The following disclosure supplements the risk factors set forth in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2009, particularly the disclosure appearing under the caption “If we, Visa U.S.A. or Visa International is found liable in certain other lawsuits that have been brought against us or if we are found liable in other litigation to which we may become subject in the future, we may be forced to pay substantial damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our financial condition, revenues and profitability.”

Our rules prohibiting surcharging on credit and network discrimination may be affected by a pending civil investigative demand from the U.S. Department of Justice.

On October 10, 2008, the Antitrust Division of the U.S. Department of Justice, or the division, issued a civil investigative demand to Visa U.S.A. Since then, we have met with the division on numerous occasions, including in recent months. During those meetings, the division has focused on major payment network rules prohibiting surcharging on credit and network discrimination. The division recently indicated to us that it is considering filing a civil lawsuit to challenge these rules (but not, at this time, the setting of default interchange) under the federal antitrust laws. See Note 10 – Legal Matters to our unaudited consolidated financial statements. We are engaged in constructive negotiations with the division regarding potential resolutions of its concerns as they relate to Visa, but at this time the outcome of those discussions is uncertain. Intervening federal legislative events may also bear on the ultimate resolution. If we change our rules in these areas, this could cause a material, adverse effect on our business, financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2010.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2010	14	$92.52	—	336,176,494
May 1-31, 2010	661	$88.01	—	336,176,494
June 1-30, 2010	—	—	—	336,176,494

Total	675	$88.10	—	336,176,494

(1)

Includes 675 shares of class A common stock withheld at an average price of $88.10 per share (under the terms of grants under the Company’s equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)

On October 27, 2009, the Company announced a $1 billion class A common stock repurchase plan, authorized by the board of directors through September 30, 2010. Under this plan, during the nine months ended June 30, 2010, the Company repurchased approximately 8.3 million shares of its class A common stock at an average price of $80.40 per share for a total cost of $664 million. The Company did not repurchase any shares under the plan during the three months ended June 30, 2010. As of June 30, 2010, there was approximately $336 million remaining under the plan.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The list of exhibits required to be filed as exhibits to this report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date: July 30, 2010	By:	/S/ JOSEPH W. SAUNDERS
	Name:	Joseph W. Saunders
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2010	By:	/s/ BYRON H. POLLITT
	Name:	Byron H. Pollitt
	Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 2, 2010 formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statements of Comprehensive Income,
(iv) Consolidated Statements of Changes in Stockholders’ Equity,
(v) Consolidated Statements of Cash Flows and
(vi) related notes.

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