Form 10-K
period 2010-09-30
VISA INC.
filed 2010-11-19
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $44.8 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $.0001 per share, or the registrant’s class C common stock, par value $.0001 per share.

As of November 10, 2010 there were 496,665,483 shares outstanding of the registrant’s class A common stock, par value $.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $.0001 per share, and 94,690,736 shares outstanding of the registrant’s class C common stock, par value $.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2010.

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

Forward-Looking Statements:

This annual report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements can be identified by the terms “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “project,” “should,” “will,” and similar references to the future. Examples of such forward-looking statements include, but are not limited to, statements we make about our earnings per share, cash flow, revenue, incentive payments, expenses, operating margin, tax rate and capital expenditures and the growth of those items.

By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of the U.S. Wall Street Reform and Consumer Protection Act, including:

•	its effect on issuers’ and retailers’ network selection for debit transactions;

•	its effect on our clients and on debit interchange rates;

•	its effect on other product categories, such as credit; and

•	the adoption of similar and related laws and regulations elsewhere;

•	developments in current or future disputes, including:

•	interchange;

•	currency conversion; and

•	tax;

•	the risk that CyberSource’s business will not be successfully integrated with Visa’s, including:

•	the costs associated with the acquisition; and

•	slowed growth of eCommerce;

•	macroeconomic and industry factors such as:

•	currency exchange rates;

•	global economic, political, health and other conditions;

•	competitive pressure on client pricing and in the payments industry generally;

•	material changes in our clients’ performance compared to our estimates;

•	marketplace barriers; and

•	disintermediation from the payments value stream through government actions or bilateral agreements;

•	systemic developments, such as:

•	concentration of revenue;

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches involving card data stored by us or third parties;

•	increased fraudulent and other illegal activities involving our cards;

•	failure to maintain interoperability between our and Visa Europe’s authorization and clearing and settlement systems;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	changes in accounting principles or treatments; and

the other factors discussed under the heading “Risk Factors” herein. You should not place undue reliance on such statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

PART I

ITEM 1.	Business

Overview

Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, banks and governments in more than 200 countries and territories, enabling them to use digital currency instead of cash and checks.

Our business primarily consists of the following:

•

we own, manage and promote a portfolio of well-known, widely-accepted payment brands, including Visa, Visa Electron, PLUS and Interlink, which we license to our clients for use in their payment programs;

•

we offer a wide range of branded payments product platforms, which our clients, primarily financial institutions, use to develop and offer credit, debit, prepaid and cash access programs for their customers (individuals, businesses and government entities);

•	we provide transaction processing and value-added services to our clients through VisaNet, Visa Debit Processing Services and Visa Processing Services; and

•

we promote and enforce a common set of operating regulations adhered to by our clients to ensure the efficient and secure functioning of our payments network and the maintenance and promotion of our brands.

To ensure our long-term success and the success of our clients:

•	we invest in new services and processing platforms to facilitate more convenient and innovative payment methods, such as mobile payments, money transfer and eCommerce; and

•	we continually improve the security of our network and our payments services to enhance the reliability of our global processing infrastructure and protect the security of cardholder information.

We operate an open-loop payments network, a multi-party system in which Visa connects financial institutions—issuing financial institutions (or “issuers”) that issue cards to cardholders, and acquiring financial institutions (or “acquirers”) that have the banking relationship with merchants – and manage the exchange of information and value between them. As such, Visa does not issue cards, extend credit or set rates and fees for consumers. In most instances, cardholder and merchant relationships belong to, and are managed by, our network of financial institution clients. We derive revenues primarily from fees paid by our clients based on payments volume, transactions that we process and other related services that we provide.

Business developments in fiscal 2010 included the following:

•

CyberSource. We completed the acquisition of CyberSource Corporation in July 2010. CyberSource provides payment and risk solutions to online businesses, expanding Visa’s online payment, fraud, and security management capabilities. The combination of our businesses is expected to accelerate growth of the eCommerce category and enhance the value of Visa’s network, product and service offerings to financial institutions, merchants, partners and consumers.

•

Client Contracts. We continued to take steps to solidify our foundation for long-term growth by successfully renewing several major client contracts throughout the year. We now have no major contracts up for renewal until the beginning of fiscal 2013.

•

Economic Recovery. The global economic recovery drove double-digit growth across our three primary revenue drivers—payments volume, cross-border volume and Visa-processed transactions—which contributed to our 17% year-over-year total operating revenues gain for fiscal 2010.

•

Sponsorships. We sponsored our first FIFA World Cup, held June-July 2010, as part of our overall FIFA sponsorship which extends through 2014. We also launched our first global Olympic marketing campaign, Go World, in November 2009 in advance of the Vancouver 2010 Olympic Winter Games. This followed shortly after we announced an eight-year extension of the Olympic Games sponsorship we have had in place since 1986, enabling us to remain the exclusive payment services sponsor through 2020.

•

Regulation. New regulation affecting the payments industry and our financial institution clients was adopted in several important jurisdictions. Of note this fiscal year, the Wall Street Reform and Consumer Protection Act was signed into law in the United States on July 21, 2010, which will, amongst other things, regulate interchange fees and transaction routing rules related to our debit card products. See Government Regulation below.

Industry Overview

The Global Payments Industry

We operate in the global payments industry, which is undergoing a powerful secular shift towards card-based and other electronic payments and away from paper-based payments, such as cash and checks. For more than 50 years, Visa has played a central role in driving this migration by providing payment products and services that we believe deliver significant benefits to consumers, businesses, governments and merchants. We believe that consumers are increasingly attracted to the convenience, security, enhanced services and rewards associated with electronic payment forms. We also believe that corporations and governments are shifting to electronic payments to improve efficiency, control and security, and that a growing number of merchants are accepting electronic payments to improve sales and customer convenience.

The global payments industry consists of all forms of payment and value transfer, including:

•	paper-based payments—cash, personal checks, money orders, government checks, travelers cheques and other paper-based means of transferring value;

•	card-based payments—credit cards, charge cards, debit cards, deferred debit cards, ATM cards, prepaid cards, private label cards and other types of general-purpose and limited-use cards;

•

mobile payments—electronic payments through mobile phones and other handheld devices using a variety of applications such as text messages, mobile billing, web browsers or applications, contactless readers, or other means; and

•

other electronic payments—wire transfers, electronic benefits transfers, automated clearing house payments and other forms of electronic payment not typically tied to a payment card or similar access device.

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

•	“pay before” cards, such as prepaid cards, which are pre-funded up to a certain monetary value.

Primary global general purpose card brands include Visa, MasterCard, American Express, JCB and Discover/Diners Club. While these brands—including Visa—were historically associated with consumer credit or charge cards in the United States and other major international markets, Visa and others have, over time, broadened their offerings to include debit, ATM, prepaid and commercial cards.

Our Core Operations

We derive revenues primarily from fees paid by our clients based on payments volume, transactions that we process and other related services we provide. Our clients deliver Visa products and payment services to consumers and merchants based on product platforms we define and manage. Payments network management is a core part of our operations, as it ensures that our payments system provides a safe, efficient, consistent and interoperable service to cardholders, merchants and financial institutions worldwide.

Transaction Processing Services

Processing Infrastructure

We own and operate VisaNet, which consists of multiple synchronized processing centers, including a new east coast data center in the United States. In addition, Visa Europe operates one processing center in the United Kingdom, which is part of our synchronized system in accordance with the terms of our Framework Agreement with Visa Europe. These centers are linked by a global telecommunications network and are engineered for redundancy. Intelligent access points around the world complete our global processing infrastructure and enable merchants and financial institutions worldwide to access our core processing and value-added services.

VisaNet is built on a centralized architecture, enabling us to view and analyze each authorization transaction we process in real time and to provide value-added information, such as risk scoring or loyalty applications, while the transaction data is being routed through our system.

CyberSource, a wholly-owned subsidiary of Visa Inc., operates multiple data centers in the United States and internationally. These secure data center facilities allow for high availability transaction services and connectivity to the Internet, clients and processing partners.

Core Processing Services

Our core processing services involve the routing of payment information and related data to facilitate the authorization, clearing and settlement of transactions between Visa issuers and acquirers. In addition, we offer a range of value-added processing services to support our clients’ Visa programs and to promote the growth and security of the Visa payments network.

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

We process most Visa transactions occurring in the United States. We also process most Visa transactions where the issuer and the merchant are located in different countries, referred to as cross-border transactions. In many countries outside the United States, domestic transactions may be processed outside of our systems, generally by government-controlled payments networks, our clients, independent companies or joint ventures owned in whole or in part by our clients.

We perform clearing and settlement through VisaNet for transactions involving an issuer that is located in Visa Europe’s region and an acquirer that is located in the rest of the world, or vice versa. In addition, we provided clearing and settlement services for Visa transactions occurring entirely within Visa Europe’s region before Visa Europe substantially deployed its own processing system in fiscal 2010. The impact to our consolidated financial results as a result of this deployment was not material. Visa Europe authorizes transactions for its members through its own processing system.

Other Value-Added Processing Services

We offer a range of other value-added services in certain countries, including risk management, debit issuer processing, loyalty services, dispute management and value-added information services.

Risk Management Services. We provide clients in certain countries with a number of value-added risk-management services. These services, including Visa Advanced Authorization, include preventive, monitoring, investigative and predictive tools, which are intended to mitigate and help eliminate fraud at the cardholder and merchant level.

Issuer Processing Services. Visa Debit Processing Services (DPS) provides comprehensive issuer processing services for participating U.S. issuers of Visa debit, prepaid and ATM payment products. In addition to core issuer authorization processing, DPS offers card management services, exception processing, PIN and ATM network gateways, call center services, fraud detection services and ATM terminal driving. Visa Processing Service (VPS) provides credit, debit and prepaid issuer processing services, including multicurrency processing functionality, outside the United States.

Loyalty Services. We offer loyalty services, such as the Visa Incentive Network and Visa Extras, which allow our clients to differentiate their Visa program offerings, enhance the attractiveness of their Visa payment programs and strengthen their relationships with cardholders and merchants.

Dispute Management Services. We manage Visa Resolve Online, an automated web-based service that allows our clients’ back-office analysts and client service representatives to manage and resolve Visa transaction disputes more efficiently than with paper-based processes.

Value-Added Information Services. We provide our clients with a range of additional information-based business analytics and applications, as well as the transaction data and associated infrastructure required to support them.

Additionally, through our CyberSource-branded solutions, we provide technology and services that make it easier for eCommerce merchants to accept, process and reconcile payments, manage fraud, and safeguard payment security online. CyberSource brings these payment management solutions to market on two platforms: CyberSource Enterprise services, targeting medium and large-sized enterprise businesses, and Authorize.Net, targeting smaller businesses with less than $3 million in annual online sales.

Product Platforms

We offer a broad range of product platforms that enable our clients to build differentiated, competitive payment programs for their consumer, business, government and merchant clients. Our principal payment platforms enable credit, charge, deferred debit, debit and prepaid payments, as well as cash access for consumers, businesses and government entities. Our payment platforms are offered under our Visa, Visa Electron, Interlink and PLUS brands.

Consumer Credit

Our consumer credit product platforms allow our issuers to offer deferred payment and financing products that can be customized to meet the needs of all consumer segments. Our baseline consumer credit platform is marketed to our issuers as Visa Classic. In addition, we offer premium credit platforms. These enable our issuers to tailor programs to consumers requiring higher credit lines or enhanced benefits, such as loyalty programs. Our premium consumer credit platforms are marketed to issuers, and in some cases, to cardholders, as Visa Gold, Visa Platinum, Visa Signature, Visa Signature Preferred and Visa Infinite.

Consumer Deposit Access

Our deposit access product platforms enable our issuers to offer consumer payment and cash access products that draw on consumers’ deposit accounts, such as checking, demand deposit, asset or other pre-funded accounts.

Consumer Debit. Our primary consumer debit platform in the United States and many other countries uses the Visa brand mark. Our clients in Asia Pacific (AP), Latin America and Caribbean (LAC), and Central and Eastern Europe, Middle East and Africa (CEMEA), can use the Visa Electron debit platform, which requires all transactions initiated from the card to be authorized electronically. It is primarily used by issuers offering payment programs to higher risk client segments or in countries where electronic authorization is less prevalent. In the United States, we also provide the Interlink debit product platform, which generally requires a cardholder to enter a personal identification number (PIN), for authentication. Interlink may be enabled through an acceptance mark on a Visa debit card or issued as a standalone debit card.

Prepaid. Our prepaid product platform enables issuers to offer products that access a pre-funded account, allowing cardholders to enjoy the convenience and security of a payment card in lieu of cash or checks. Our prepaid platform includes gift, travel, youth, payroll, money transfer, corporate incentive, insurance reimbursement and government benefits cards.

Cash Access. Our clients can provide global cash access to their cardholders by issuing products accepted at Visa and PLUS branded ATMs. Most Visa and Visa Electron branded cards offer cash access at ATMs, as well as at branches of our participating financial institution clients. The PLUS brand may also be included on issuers’ non-Visa branded cards to offer international cash access as a complement to domestic cash access services.

Commercial

Our commercial product platforms enable small businesses, medium and large companies, and government organizations to streamline payment processes, manage total spend, access information reporting, automate their supply chain and reduce administrative costs.

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

Product Platform Innovation

Our fundamental approach to innovation focuses on enhancing our current product platforms and extending the utility of our products and services to new merchant segments and geographies. We invest in innovation because we believe we can drive more secure, accessible and versatile payment program options for clients, merchants and consumers. We focus on new payment channels, card technologies, payment account access devices and authentication methods, and have recently made significant investments in the development of: eCommerce payment platforms; contact and contactless chip cards and devices; card product enhancements; authentication and security technologies and platforms; and money transfer.

In addition to the eCommerce (CyberSource) development mentioned above, we announced the following innovative offerings:

•	we launched an online shopping tool in the U.S., Rightcliq by Visa, which improves the way consumers browse and compare products, checkout on merchant websites, and track packages to their doorstep.

•

working with Bancomer Transfer Services, Inc., a subsidiary of BBVA Bancomer, S.A., we launched a money transfer service that will provide an alternative for consumers that send money from the U.S. to select countries in Latin America and Asia.

•

we partnered with DeviceFidelity to launch a solution that combines Visa’s contactless payment technology, Visa payWave, and DeviceFidelity’s In2Pay technology to transform a mobile phone with a microSD memory slot into a mobile contactless payment device.

Payments Network Management

We devote significant resources to ensure that Visa is the payments network of choice for clients, merchants and cardholders. We seek to accomplish this by promoting our brand through marketing and sponsorship activities, increasing acceptance of Visa cards around the world and ensuring that the system operates reliably and securely for all of our network participants.

Brand Management and Promotion, and Corporate Reputation

We engage in a variety of activities designed to maintain and enhance the value of our brand, taking a targeted, analytical approach tailored by geography to achieve our growth and business objectives. We combine advertising, sponsorships, promotions, public relations and, increasingly, social media to create programs that build active preference for products carrying our brand, promote product usage, increase product acceptance and support cardholder acquisition and retention. For merchants, we work to ensure that the Visa brand represents timely and guaranteed payment, as well as a way to increase sales. For our clients, our marketing program is designed to support their card issuance, activation and usage efforts while complementing and enhancing the value of their own brands.

We establish global marketing relationships to promote the Visa brand and to allow clients to conduct marketing programs in conjunction with major sporting and entertainment events. For instance, we have been the exclusive payment card sponsor for the Olympic Games since 1986 and recently extended the sponsorship through 2020. We are also one of six FIFA partners, which provides us with worldwide exclusive access to the FIFA World Cup™ and more than 40 other FIFA competitions through 2014. This sponsorship creates a powerful opportunity to drive business, achieve maximum exposure and improve brand lift, global reach and local relevance. In addition, we engage in marketing and sponsorship activities with other regional, national and local companies, sports leagues or events, such as the National Football League in the United States, or with associations and companies, to provide customized marketing platforms to clients in certain countries and regions.

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

In addition, we work on various fronts to maintain, enhance and protect our corporate reputation and brand. Our Corporate Responsibility program helps ensure we positively impact the lives of those in our global and local communities. We do so by focusing on promoting financial literacy and inclusion, providing humanitarian aid and community support, and engaging in responsible business practices. We continue to stress the importance of promoting an understanding of Visa’s role as a payments network and articulating the ways that digital currency can advance economic empowerment and business efficiencies. To that end, Currency of Progress, our corporate reputation campaign launched in October 2009, communicates the tangible benefits that Visa and digital currency delivers to individuals, businesses, governments and economies.

Merchant Acceptance Initiatives

We aim to maintain and expand our merchant base by focusing on the needs of merchants and consumers and enhancing our programs to increase acceptance in attractive and fast-growing segments, such as bill payment. Our efforts to address these needs include supporting the development of technological innovations, delivering value-added information services, such as the Visa Incentive Network, and evaluating potential modifications to our operating rules and interchange rates to enhance the value of our payments network compared to other forms of payment. For example, in October 2010 we began offering a global program that enables millions of face-to-face merchants to accept Visa cards for transactions of approximately US$25 or less without requiring a cardholder signature, PIN or providing a receipt, unless requested by the cardholder. This program has the potential to increase speed at the point-of-sale, enhance consumer satisfaction and deliver operating efficiencies for merchants.

We also enter into arrangements with certain merchants under which they receive monetary incentives and rebates for acceptance of products carrying our brands and increasing their payments volume of products carrying our brands or indicating a preference for our cards.

Client Standards

Rulemaking and Enforcement. In general, our clients are granted licenses to use our brands and to access our transaction processing systems. Our clients are obligated to honor our rules and standards through agreements with, and in certain cases non-equity membership interests in, our subsidiaries. These rules and standards relate to such matters as the use of our brands and trademarks; the standards, design and features of payment cards, devices and programs; merchant acquiring activities, including acceptance standards applicable to merchants; use of agents; disputes between members; risk management; guaranteed settlement; client financial failures and allocation of losses among clients.

We establish dispute management procedures between clients relating to specific transactions. For example, after a transaction is presented to an issuer, the issuer may determine that the transaction is invalid for a variety of reasons, including fraud. If the issuer believes there is a defect in a transaction, the issuer may return the transaction to the acquirer, an action termed a “chargeback.” We enforce rules relating to chargebacks and maintain a dispute resolution process with respect to chargeback disputes.

Credit Risk Management. We indemnify our clients for any settlement loss suffered due to another client’s failure to fund its daily settlement obligations. In certain instances, we may indemnify clients even in situations in which a transaction is not processed by our system. No material loss related to settlement risk has been incurred in recent years.

To manage our exposure in the event our clients fail to fund their settlement obligations, we have a credit risk policy with a formalized set of credit standards and risk control measures. We regularly evaluate clients with significant settlement exposure to assess risk. In certain instances, we may require a client to post collateral or provide other guarantees. If a client becomes unable or unwilling to meet its obligations, we are able to draw upon such collateral or guarantee in order to minimize any potential loss. We may also apply other risk control measures, such as blocking the authorization and settlement of transactions, limiting the use of certain types of agents, prohibiting initiation of acquiring relationships with certain high-risk merchants or suspending or terminating a client’s rights to participate in our payments network. The exposure to settlement losses is accounted for as a settlement risk guarantee. The fair value of the settlement risk guarantee is estimated using our proprietary model. Key inputs to the model include the probability of clients becoming insolvent, statistically derived loss factors based on historical experience and estimated settlement exposures at period end.

Payment System Integrity

The integrity of our payments system is affected by fraudulent activity and other illegal uses of our products. Fraud is most often committed in connection with counterfeit cards or card-not-present transactions using stolen account information resulting from security breaches of systems that store cardholder or account data, including systems operated by merchants, financial institutions and other third-party data processors.

Our fraud detection and prevention offerings include:

•	Verified by Visa, a global Internet authentication product, which permits cardholders to authenticate themselves to their issuing financial institution using a unique personal code;

•	Visa Advanced Authorization, which adds additional fraud detection capability by adding real-time risk scores to authorization messages;

•	Chip technologies that have been demonstrated to reduce the incidence of counterfeit card fraud at point-of-sale locations; and

•	CyberSource’s globally proven Decision Manager solution, which provides access to over 200 validation tests to assess the legitimacy of card-not-present orders.

We work with all participants in the payment system to ensure any entity that transmits, processes or stores sensitive card information takes necessary steps to secure that data and protect cardholders. For example, Visa mandates protection of PIN data through use of the Triple Data Encryption Standard and works with the payments industry to manage the Payment Card Industry Data Security Standards (PCI DSS). There has been significant progress in growing industry adoption of PCI DSS with more than 95 percent of the largest U.S. merchants validating compliance annually.

Interchange Reimbursement Fees

Interchange represents a transfer of value between the financial institutions participating in an open-loop payments network such as ours. On purchase transactions, interchange reimbursement fees are paid to issuers by acquirers in connection with transactions initiated with cards in our payments system. We set default interchange rates in the United States and other regions. In certain jurisdictions, interchange rates are subject to government regulation. Although we administer the collection and remittance of interchange reimbursement fees through the settlement process, we do not receive any portion of interchange reimbursement fees. Interchange reimbursement fees are often the largest single component of the costs that acquirers charge merchants in connection with the acceptance of payment cards.

We believe that default interchange reimbursement fees are an important driver of system volume and value, and promote the efficient operation of our payments network by enabling both the issuer and the acquirer to understand the economics of a given transaction before entering into it, and by giving our clients an alternative to negotiating transfer pricing with each other. By establishing and modifying default interchange rates in response to marketplace conditions and strategic demands, we seek to ensure a competitive value proposition for transactions using our cards in order to encourage electronic transactions and to maximize participation in the Visa payments system by issuers and acquirers and, ultimately, consumers and merchants. We believe that proper management of interchange rates benefits consumers, merchants, our financial institution clients and us by promoting the overall growth of our payments network in competition with other payment card systems and other forms of payment, and by creating incentives for innovation, enhanced data quality and security.

Interchange reimbursement fees and related practices have come to the attention of, or have been or are being reviewed by, regulatory authorities and/or central banks in a number of jurisdictions, including, for example, Australia, Canada, Brazil and South Africa. In the United States in particular, the Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and will impact interchange fees related to debit card products. We are currently devoting substantial management and financial resources to explain the importance of and defend interchange reimbursement fee practices in these geographies. See Item 1A—Risk Factors—Interchange reimbursement fees and related practices are subject to significant legal and regulatory scrutiny worldwide, and resulting regulations may have a material adverse impact on our revenues, our prospects for future growth and our overall business, and Item 8—Financial Statements and Supplementary Data—Note 22—Legal Matters elsewhere in this report.

Merchant Discount Rates. Merchants do not pay interchange reimbursement fees. A merchant’s cost of acceptance is determined by its acquirer and is called a merchant discount or merchant discount rate. The merchant discount typically covers the costs that acquirers incur for participation in open-loop payments networks, including those relating to interchange, and compensates them for various other services they provide to merchants. Merchant discount rates and other merchant fees are set by our acquirers without our involvement and by agreement with their merchant clients and are established in competition with other acquirers, other payment card systems and other forms of payment. We do not establish or regulate merchant discount rates or any other fees charged by our acquirers.

Government Regulation

General. Government regulation affects key aspects of our business. We are subject to regulation of the payments industry in many countries in which our cards are used. Our clients are also subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and consequently such regulations affect our business. In recent years, our business has come under increasing regulatory scrutiny.

Network Exclusivity and Routing. Issues relating to network exclusivity and to interchange fees associated with open-loop payments systems such as ours are being reviewed or challenged in various jurisdictions in which our cards are used. Most notably, the Wall Street Reform and Consumer Protection Act recently enacted in the United States includes provisions that will regulate the selection of payment networks by issuers and the routing of debit transactions by retailers. This may result in the routing of debit transactions onto competitive networks, potentially reducing the processing fees we earn on debit transactions.

Interchange Fees. The U.S. Wall Street Reform and Consumer Protection Act also established regulation and oversight by the U.S. Federal Reserve Board of debit interchange rates and certain other network industry practices. In addition, the Federal Reserve now has the power to regulate network fees to the extent necessary to prevent evasion of the new rules on interchange rates. Although we administer the collection and remittance of interchange reimbursement fees through the settlement process, we generally do not receive any portion of the interchange reimbursement fees. Interchange reimbursement fees are often the largest component of the costs that acquirers charge merchants in connection with the acceptance of payment cards. Interchange reimbursement fees are an important driver of system volume.

Interchange fees and related practices also have been or are being reviewed by regulatory authorities and/or central banks in a number of jurisdictions. Most notably:

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

•

In March 2009, the Central Bank of Brazil issued a joint report that criticized, amongst other things, Brazil’s current acquiring structure, Visa’s no-surcharge rule, and the current system of setting interchange rates. See also Note 22—Legal Matters to our consolidated financial statements included in Item 8 in this report.

Data Protection and Information Security. Aspects of our operations and business are subject to privacy regulation in the United States and elsewhere. For example, in the United States, our clients and we are respectively subject to Federal Trade Commission and federal banking agency information safeguarding requirements under the Gramm-Leach-Bliley Act. The Federal Trade Commission’s

information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities, and the sensitivity of any cardholder information at issue. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking agencies. As part of their compliance with the requirements, each of our U.S. clients is expected to have a program in place for responding to unauthorized access to, or use of, cardholder information that could result in substantial harm or inconvenience to cardholders. In addition, a large number of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach.

Anti-Money Laundering and Anti-Terrorism. Most jurisdictions in which our clients and we operate have implemented, amended or have pending anti-money laundering and anti-terrorism regulations. We are subject to the provisions of the U.S.A. PATRIOT Act, which requires the creation and implementation of comprehensive anti-money laundering programs. In general, this requires that we make certain efforts to prevent the use of our payments system to facilitate money laundering and the financing of terrorist activities, including, for example, the designation of a compliance officer, training of employees, adoption of internal policies and procedures to mitigate money laundering risks, and periodic audits.

We are also subject to regulations imposed by the U.S. Treasury’s Office of Foreign Assets Control, or OFAC, restricting financial dealings with Cuba, Iran, Myanmar and Sudan, as well as financial dealings with certain restricted third parties, such as identified money laundering fronts for terrorists or narcotics traffickers. While we prohibit financial institutions that are domiciled in those countries or are restricted parties from being Visa members, many Visa International members are non-U.S. financial institutions, and thus are not subject to OFAC restrictions. Accordingly, our payments network may be used with respect to transactions in or involving countries or parties subject to OFAC-administered sanctions.

Further, certain U.S. states have enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in companies such as ours or may be subject to limits or prohibitions with respect to those investments.

Issuer Practice Legislation and Regulation. The Board of Governors of the U.S. Federal Reserve System is in the process of implementing the Credit CARD Act enacted in May 2009. The Credit CARD Act will have a significant impact on the disclosures made by our clients and on our clients’ account terms and business practices. The Credit CARD Act and its implementing regulations will make it more difficult for credit card issuers to price credit cards for future credit risk and will have a significant effect on the pricing, credit allocation, and business models of most major credit card issuers. The law could reduce credit availability, or increase the cost of credit to cardholders, possibly affecting Visa transaction volume and revenues.

The Credit CARD Act also includes provisions that impose limits and restrictions on certain prepaid (or “pay before”) card products, including those imposed on fees. The statutory provisions and implementing regulations may diminish the attractiveness of these products to our clients and may consequently adversely affect transaction volumes and revenues.

The Board of Governors of the U.S. Federal Reserve System has also adopted regulations on overdraft fees imposed in connection with ATM and debit card transactions. These regulations will have the effect of significantly reducing overdraft fees our clients may charge in connection with debit card programs. This may diminish the attractiveness of debit card programs to our clients and may adversely affect transaction volumes and revenues.

Governments in certain countries have acted, or could act, to provide resources or protection to selected national payment card providers or national payment processing providers to support domestic competitors, to displace us from, or prevent us from entering into, or substantially restrict us from participating in, particular geographies. For example, our financial institution clients in China may not issue cards carrying our brands for domestic use in China. Governments in certain other countries have considered similar restrictions from time to time.

Financial Industry Regulation. The U.S. Federal Financial Institution Examination Council periodically reviews certain of our operations in the United States to ensure our compliance with applicable data integrity and security requirements, as well as other requirements applicable to us because of our role as a service provider to financial institutions. In recent years, the federal banking regulators in the United States have adopted a series of regulatory measures intended to require more conservative accounting, greater risk management and higher capital requirements for bank credit card activities, particularly in the case of banks that focus on subprime cardholders.

In the United States, regulators and the U.S. Congress have increased their scrutiny of our clients’ pricing and underwriting standards relating to credit. For example, a number of regulations have been issued to implement the U.S. Fair and Accurate Credit Transactions Act. One such regulation pertaining to risk-based pricing could have a significant impact on the application process for credit cards and result in increased costs of issuance and/or a decrease in the flexibility of card issuers to set the price of credit.

The U.S. Wall Street Reform and Consumer Protection Act created a new independent Consumer Financial Protection Bureau within the Federal Reserve System. The bureau will assume responsibility for most federal consumer protection laws in the area of financial services and will have new authorities with respect to consumer issues, including those pertaining to us to some extent. The creation of the bureau and its actions may make payment card transactions less attractive to card issuers.

Government regulators may determine that we are a systemically important payments system and impose settlement risk management requirements on us, including new settlement procedures or other operational rules to address credit and operational risks or new criteria for client participation and merchant access to our payments system. In addition, outside of the United States, a number of jurisdictions have implemented legal frameworks to regulate their domestic payments systems. For example, regulators in Australia, Mexico, Colombia, India, Singapore and Malaysia have received statutory authority to regulate certain aspects of the payments systems in those countries.

Regulation of Internet Transactions. Many jurisdictions in which our clients and we operate are considering, or are expected to consider, legislation with regard to Internet transactions, and in particular with regard to choice of law, the legality of certain eCommerce transactions, the collection of applicable taxes and copyright and trademark infringement. In October 2006, the U.S. Congress enacted legislation requiring the coding and blocking of payments for certain types of Internet gambling transactions. The legislation applies to payment system participants, including Visa and our U.S. clients, and compliance was required by June 1, 2010. These federal rules require us and our clients to implement compliance programs that could increase our costs, decrease our transaction volumes or both.

In addition, the U.S. Congress continues its consideration of regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our clients. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our clients to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes.

Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would affect our clients directly. These new requirements and developments may affect our clients’ ability to extend credit by using payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our clients’ ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.

We own a number of valuable trademarks and designs, which are essential to our business, including Visa, Interlink, PLUS, Visa Electron, the “Winged V” design, the “Dove” design and the “Bands Design—Blue, White & Gold.” We also own numerous other valuable trademarks and designs covering various brands, products, programs and services. Through agreements with our clients, we authorize and monitor the use of our trademarks in connection with their participation in our payments network.

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

Within the general purpose payment card industry, we face substantial and intense competition worldwide in the provision of payments services to financial institution clients and their cardholder merchants. The leading global card brands in the general purpose payment card industry are Visa, MasterCard, American Express and Diners Club. Other general-purpose card brands are more concentrated in specific geographic regions, such as JCB in Japan and Discover in the United States. In certain countries, our competitors have leading positions, such as China UnionPay in China, which is the sole domestic inter-bank bankcard processor and operates the sole domestic bankcard acceptance mark in China due to local regulation. We also compete against private-label cards, which can generally be used to make purchases solely at the sponsoring retail store, gasoline retailer or other merchant.

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

We increasingly face competition from emerging players in the payment space, many of which are non-financial institution networks that have departed from the more traditional “bank-centric” business model. The emergence of these competitive networks has primarily been via the online channel with a focus on eCommerce and/or mobile technologies.

Based on payments volume, total volume, number of transactions and number of cards in circulation, Visa is the largest retail electronic payments network in the world. The following chart compares our network with those of our major general-purpose payment network competitors for calendar year 2009:

Company	Payments Volume	Total Volume	Total Transactions	Cards
	(billions)	(billions)	(billions)	(millions)
Visa Inc.(1)	$2,793	$4,423	62.2	1,808
MasterCard	1,852	2,454	32.1	966
American Express	613	620	5.1	88
Discover	100	109	1.7	54
JCB	75	83	0.8	61
Diners Club	25	26	0.2	7

(1)

Visa Inc. figures as reported on form 8-K filed with the SEC on February 3 and April 28, 2010, respectively. Visa figures represent total volume, payments volume and cash volume, and the number of payments transactions, cash transactions, accounts and cards for products carrying the Visa, Visa Electron and Interlink brands. Card counts include PLUS proprietary cards. Payments volume represents the aggregate dollar amount of purchases made with cards carrying the Visa, Visa Electron and Interlink brands for the relevant period. Total volume represents payments volume plus cash volume. The data presented is reported quarterly by Visa’s clients on their operating certificates and is subject to verification by Visa. On occasion, clients may update previously submitted information.

Sources: MasterCard, American Express, JCB and Diners Club data sourced from The Nilson Report issue 946 (April 2010). Includes all consumer and commercial credit, debit and prepaid cards. Currency figures are in U.S. dollars. MasterCard excludes Maestro and Cirrus figures. American Express includes figures for third party issuers. JCB figures are for April 2008 through March 2009 and include third party issuers. Transactions are estimates. Diners Club figures are for the 12 months ended November 30, 2009. Discover data sourced from The Nilson Report issue 942 (February 2010)—U.S. data only and includes business from third party issuers.

For more information on the concentration of our operating revenues and other financial information, see Note 15—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8 of this report.

Working Capital Requirements

Payments settlement due from and due to issuing and acquiring clients generally represents our most consistent and substantial liquidity requirement, arising primarily from the payments settlement of certain credit and debit transactions and the timing of payments settlement between financial institution clients with settlement currencies other than the U.S. dollar. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain working capital sufficient to enable uninterrupted daily settlement. During fiscal 2010, we funded average daily net settlement receivable balances of $129 million, with the highest daily balance being $386 million.

Seasonality

We do not expect to experience any pronounced seasonality in our business. No individual quarter of fiscal 2010 or fiscal 2009 accounted for more than 30% of our fiscal 2010 or fiscal 2009 operating revenues.

Employees

At September 30, 2010, we employed approximately 6,800 persons worldwide, including CyberSource. We consider our relationships with our employees to be good.

Additional Information and SEC Reports

Our corporate Internet address is http://www.corporate.visa.com. On our investor relations page, accessible through our corporate website and at http://investor.visa.com, we make available, free of charge our annual reports on Forms 10-K, our quarterly reports on Forms 10-Q, our current reports on Forms 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained on our website, including the information contained on our investor relations website, is not incorporated by reference into this report or any other report filed with, or furnished to, the SEC.

ITEM 1A.	Risk Factors

Regulatory Risks

Regulations that prohibit us from requiring our customers to use only our network may decrease the number of transactions we process, materially and adversely affecting our financial condition, revenues, results of operations, prospects for future growth and overall business.

We have agreements with some issuers under which they agree to issue certain payment cards that use only the Visa network or receive incentives if they do so. In addition, certain issuers of some debit products choose to include only the Visa network. We refer to these various practices as network exclusivity. In addition, certain network or issuer rules or practices may be interpreted as limiting the routing options of merchants when multiple debit networks co-reside on Visa debit cards. Increased regulatory scrutiny in the United States has already resulted in laws that will limit our and issuers’ ability to impose rules for, or choose various forms of, network exclusivity and preferred routing in the debit area. See—The U.S. Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenues, our prospects for future growth and our overall business. These restrictions and future regulations like them in the United States and elsewhere have the potential to cause a material decrease in the number of transactions we process. In order to retain that transaction volume, we might have to reduce the fees we charge to issuers or acquirers, or we might have to increase the payments and other incentives we provide to issuers or acquirers or directly to merchants. Any of these eventualities could have a material, adverse affect on our financial condition, revenues, results of operations, prospects for future growth and overall business.

Interchange reimbursement fees and related practices have been receiving significant legal and regulatory scrutiny worldwide, and the resulting regulations may have a material adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.

Interchange represents a transfer of value between the financial institutions participating in a payments network such as ours. In connection with transactions initiated with cards in our payments system, interchange reimbursement fees are typically paid to issuers, the financial institutions that issue Visa cards to cardholders. They are typically paid by acquirers, the financial institutions that offer Visa network connectivity and payments acceptance services to merchants. We refer to a system like ours, in which a payment network intermediates between the issuer and the acquirer, as an open-loop system.

We generally do not receive any portion of interchange reimbursement fees. They are, however, a factor on which we compete with other payments providers and therefore an important determinant of the volume of transactions we process over our network. Consequently, changes to these fees can have a substantial impact on our revenues. We have historically set default interchange reimbursement fees in the United States and other countries. However, in certain jurisdictions, interchange rates and related practices are subject to increased government regulation. Increased regulatory scrutiny in the United States has already resulted in limitations on our ability to establish default interchange rates in the debit area. See—The U.S. Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenues, our prospects for future growth and our overall business. In addition, interchange rates have become subject to increased scrutiny elsewhere, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing them. These include Australia, Canada, Brazil and South Africa.

If we cannot set default interchange rates at optimal levels, issuers and acquirers may find our payments system unattractive. This could materially lower overall transaction volumes. It could also materially increase the attraction of closed-loop payments systems—those with direct connections to both merchants and consumers—and other forms of payment. In addition, issuers could begin to charge higher fees to consumers. This would make our card programs less desirable and reduce our transaction volumes and profitability. Acquirers could elect to charge higher discount rates to merchants, regardless of the level of Visa interchange, leading merchants not to accept cards for payment or to steer Visa cardholders to alternate payment systems. In addition, issuers and acquirers could attempt to decrease the expense of their card programs by seeking incentives from us or a reduction in the fees that we charge. Any of the foregoing could have a substantial, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.

The U.S. Wall Street Reform and Consumer Protection Act may have a material, adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business.

The Wall Street Reform and Consumer Protection Act recently enacted in the United States includes provisions that will regulate the selection of payment networks by issuers and the routing of debit transactions by retailers. This may result in the routing of debit transactions onto competing networks, potentially reducing the processing fees we earn on debit transactions.

The legislation also establishes regulation and oversight by the U.S. Federal Reserve Board of debit interchange rates and certain other network industry practices. In addition, the Federal Reserve now has the power to regulate network fees to the extent necessary to prevent evasion of the new rules on interchange rates.

The act also created a new independent Consumer Financial Protection Bureau within the Federal Reserve System. The bureau will assume responsibility for most federal consumer protection laws in the area of financial services and will have new authorities with respect to consumer issues. The bureau’s actions may make payment card transactions less attractive to card issuers. This could result in a reduction in our payments volume and revenues.

The new legislation may have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business. Failure by our clients or by us successfully to adjust our strategies to compete in the new environment would increase this impact.

New regulations in one jurisdiction or of one product segment may lead to new regulations in other jurisdictions or of other products.

Regulators around the world increasingly look at each other’s approaches to the regulation of the payments industry. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. This includes the recent U.S. Wall Street Reform and Consumer Protection Act. Similarly, new laws and regulations in a country, state or region involving one product segment may cause lawmakers there to extend the regulations to another product. For example, regulations like those affecting debit payments could eventually spread to regulate credit.

As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated, affecting our business in another place or involving another product segment. These include matters like interchange rates, network exclusivity and preferred routing agreements. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our products, services, fees and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition and results of operations.

Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries, materially and adversely affecting our ability to maintain or increase our revenues.

Governments in certain countries provide resources or protection to selected national payment card and processing providers. These governments may take this action in order to support these providers. They may also take this action to keep us from entering these countries, to force us to leave, or to restrict substantially our activities there. For example, China, a significant emerging market, has increasingly tightened its rules requiring use of its payment system for domestic transactions. Additionally, governments in certain countries are considering, or may consider, regulatory requirements that mandate processing of domestic payments entirely in that country. This would prevent us from utilizing our global processing capabilities for our clients. Our efforts to effect change in these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brands.

Regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards issued, our payments volume and our revenues.

Recently, privacy, data use and security have received heightened legislative and regulatory focus in the United States (at the federal and state level) and in other countries. For example, in many jurisdictions consumers must be notified in the event of a data breach. These measures may materially increase our costs and our clients’ costs. They may also decrease the number of our cards our clients issue. This would materially and adversely affect our profitability. In addition, our failure, or the failure of our clients, to comply with these laws and regulations could result in fines, sanctions, litigation and damage to our global reputation and our brands.

If government regulators determine that we are a “systemically important payments system,” we may have to change our settlement procedures or other operations, making it costlier to operate our business and reducing our operational flexibility.

A number of international initiatives are underway to maintain financial stability by strengthening financial infrastructure. The Committee on Payment and Settlement Systems of the central banks of the Group of Ten countries has developed a set of core principles for “systemically important payment systems.” Government regulators in the United States or elsewhere may determine that we are a systemically important payments system and impose settlement risk-management requirements on us. These could include new settlement procedures or other operational rules to address credit and operational risks. They could also include new criteria for member participation and merchant access to our payments system. Any of these developments could increase the cost of operating our business.

Recent increased global regulatory focus on the payments industry may result in costly new compliance burdens on our clients and on us, leading to increased costs and decreased payments volume and revenues.

Regulation of the payments industry has increased significantly in recent years. Examples include:

•	Anti-Money-Laundering Regulation. The U.S.A. PATRIOT Act and similar laws in other jurisdictions require us to maintain a comprehensive anti-money laundering program;

•

U.S. Treasury Office of Foreign Assets Control Regulation. Regulations imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC, restrict us from dealing with certain countries and parties considered to be connected with money laundering, terrorism or narcotics. Non-U.S. Visa International members may not be similarly restricted, so our payments system may be used for transactions in or involving countries or parties subject to OFAC-administered sanctions, potentially subjecting us to penalties, reputational damage or loss of business;

•

Regulation of the Price of Credit. Many jurisdictions in which our cards are used have new or proposed regulations that could increase the costs of card issuance or decrease the flexibility of card issuers to charge interest rates and fees on credit card accounts. These include the Credit CARD Act and proposed regulations under it. They also include proposed changes to the Federal Truth in Lending Act, which, if implemented along with regulations required to be promulgated under the Credit CARD Act, could result in a decrease in our payments volume and revenues;

•

Regulation of Internet Transactions. Proposed legislation in various jurisdictions may make it less desirable or more costly to complete Internet transactions using our cards by affecting the legality of those transactions, the law that governs them, their taxation and the allocation of intellectual property rights; and

•

Safety and Soundness Regulation. Recent federal banking regulations may make some financial institutions less attracted to becoming an issuer of our cards, because they may be subject to more conservative accounting procedures, increased risk management or higher capital requirements.

Complying with these and other regulations may increase our costs. Similarly, the impact of such regulations on our clients may reduce the volume of payments we process. Moreover, such regulations could limit the types of products and services that we offer, the countries in which our cards are used and the types of cardholders and merchants who can obtain or accept our cards. Any of these occurrences could materially and adversely affect our business, prospects for future growth, financial condition and results of operations.

Litigation Risks

A finding of liability in the interchange litigation may result in substantial damages.

Since 2005, approximately 55 class actions and individual complaints have been filed on behalf of merchants against us, MasterCard and/or other defendants, including certain financial institutions that issue Visa-branded payment cards and acquire Visa-branded payment transactions in the U.S. We refer to this as the interchange litigation. Among other antitrust allegations, the plaintiffs allege that

Visa’s setting of default interchange rates violated federal and state antitrust laws. The lawsuits have been transferred to a multidistrict litigation in the U.S. District Court for the Eastern District of New York.

The plaintiffs in the interchange litigation seek damages for alleged overcharges in merchant discount fees as well as injunctive and other relief. The consolidated class action complaint alleges that the plaintiffs estimate that damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages will be trebled, and we may be subject to joint and several liability among the defendants if liability is established. This could significantly magnify the effect of any adverse judgment.

The interchange litigation is part of the covered litigation that our retrospective responsibility plan is intended to address. The retrospective responsibility plan may not, however, adequately insulate us from the impact of settlements of, or judgments in, the interchange litigation. Failure to successfully defend or settle the interchange litigation would result in liability that, to the extent not covered by our retrospective responsibility plan, could have a material adverse effect on our financial condition, results of operations and cash flows, or, in certain circumstances, even cause us to become insolvent. In addition, even if our retrospective responsibility plan covered our direct financial exposure, settlements or judgments involving the multidistrict litigation could include restrictions on our ability to conduct business, which could increase our cost of doing business and limit our prospects for future growth. See—Our retrospective responsibility plan may not adequately insulate us from the impact of settlements and judgments in the covered litigation and will not insulate us from other pending or future litigation, and See Note 22—Legal Matters to our consolidated financial statements included in Item 8 in this report.

Our retrospective responsibility plan may not adequately insulate us from the impact of settlements or final judgments.

Our retrospective responsibility plan addresses monetary liabilities from settlements of, or final judgments in, the covered litigation, which is described in Note 22—Legal Matters to our consolidated financial statements included in Item 8 of this report. The retrospective responsibility plan consists of several related mechanisms to fund settlements or judgments in the covered litigation. These include an escrow account funded with a portion of the net proceeds of our initial public offering and potential subsequent offerings of our shares of class A common stock (or deposits of cash to the escrow account in lieu of such offerings), a loss-sharing agreement and a judgment-sharing agreement. In addition, our U.S. members are obligated to indemnify us pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique and complicated, and if we cannot use one or more of them, we could have difficulty funding the payment of a settlement or final judgment against us in a covered litigation. This could have a material adverse effect on our financial condition, results of operations and cash flows, or, in certain circumstances, even cause us to become insolvent.

The retrospective responsibility plan only addresses the covered litigation. The plan does not cover other pending litigation or any litigation that we may face in the future, except for cases that include claims for damages relating to the period prior to our initial public offering that are transferred for pre-trial proceedings or otherwise included in the interchange litigation. In addition, our retrospective responsibility plan covers only the potential monetary liability from settlements of, or judgments in, the covered litigation. Non-monetary settlement terms and judgments in the covered litigation may require us to modify the way we do business in the future. This could adversely affect our revenues, increase our expenses and/or limit our prospects for growth. Therefore, even if our retrospective responsibility plan adequately safeguards us from the monetary impact of settlements of, and judgments in, the covered litigation, it may not insulate us from all potential adverse consequences of them.

If the settlements of our currency conversion cases do not become final and we are unsuccessful in any of the various lawsuits relating to Visa U.S.A.’s and Visa International’s currency conversion practices, our business may be materially and adversely affected.

Visa U.S.A. and Visa International are defendants in several state and federal lawsuits alleging that their currency conversion practices are or were deceptive, anti-competitive or otherwise unlawful.

On July 20, 2006, and September 14, 2006, Visa U.S.A. and Visa International entered into agreements to settle or otherwise dispose of these matters. Under the settlement agreements, Visa U.S.A. paid approximately $100 million as part of the defendants’ settlement fund for the federal actions and approximately $19 million to fund settlement of the state cases. Although the federal court has granted final approval of the settlement agreements, the settlements are subject to resolution of any appeals. If we are unsuccessful in any appellate proceeding, all of the agreements resolving the federal and state actions will terminate. If that occurs and we are unsuccessful in defending against some or all of these lawsuits on the merits, we may have to pay restitution, damages or both, and we may be required to modify our currency conversion practices. The potential amount of damages, restitution or both could be substantial. In addition, although we have substantially changed the practices at issue in these litigations, court-ordered changes to our currency conversion and cross-border transaction practices could materially and adversely affect our business. See Note 22—Legal Matters to our consolidated financial statements included in Item 8 in this report.

If we are found liable in certain other pending or future lawsuits, we may have to pay substantial damages or change our business practices or pricing structure, which may have a material, adverse effect on our financial condition and results of operations.

Like many large companies, we are a defendant in a number of civil actions and investigations alleging violations of competition/antitrust law, securities law, consumer protection law, or intellectual property law, among others. These lawsuits and investigations have been initiated by a wide variety of parties, including the U.S. Department of Justice, or the DOJ, U.S. state attorneys general, merchants, and consumers. Examples of such claims are described more fully in Note 22—Legal Matters to our consolidated financial statements included in Item 8 in this report. Some lawsuits involve complex claims that are subject to substantial uncertainties and unspecified damages; therefore, we cannot ascertain the probability of loss or estimate the damages. Accordingly, we have not established allowances for such legal proceedings.

In the United States, private plaintiffs often seek class action certification in cases against us. This is particularly so in cases involving merchants and consumers, due to the size and scope of our business. If we are found liable in a large class action lawsuit, monetary damages could be significant.

If we are unsuccessful in our defense against any material current or future proceedings, we may have to pay substantial damages, limit the fees we charge or change other business practices. This could limit our payments volume and result in a material and adverse effect on our revenues, results of operations, cash flow, financial conditions, prospects for future growth and overall business and could even cause us to become insolvent.

Limitations on our business that resulted from litigation may materially and adversely affect our revenues and profitability.

Certain limitations have been placed on our business in recent years because of litigation. For example, in October 2010, we reached a settlement, subject to court approval, with the Antitrust Division of the DOJ and a number of state attorneys general relating to their investigation of certain Visa merchant acceptance practices. Under the agreement, Visa will allow U.S. merchants to offer discounts or other incentives to steer cardholders to a particular form of payment including to a specific network brand or to any card product, such as a “non-reward” Visa credit card. See Note 22—Legal Matters to our consolidated financial statements included in Item 8 of this report. The agreement does not address surcharging or the setting of default interchange, and does not preclude the DOJ from pursuing a future investigation of these or other topics. Similarly, as a result of the June 2003 settlement of a U.S. merchant lawsuit against Visa U.S.A., merchants are able to reject our consumer debit cards in the United States while still accepting other Visa-branded cards, and vice versa.

These and other limitations on our business that were the result of settlements of, or judgments in, litigation could limit the fees we charge and reduce our payments volume, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Tax audits or disputes, or changes in the tax laws applicable to us, could materially increase our tax payments.

We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may decrease their accuracy. We are currently under audit by the U.S. Internal Revenue Service and other tax authorities, and we may be subject to additional audits in the future. The tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. In addition, changes in existing laws, such as recent proposals for fundamental U.S. and international tax reform, may also increase our effective tax rate. A substantial increase in our tax burden could have a material, adverse effect on our financial results. See also Note 21—Income Taxes to our consolidated financial statements included in Item 8 in this report.

Our agreement with Visa Europe includes indemnity obligations that could expose us to significant liabilities.

Under our framework agreement with Visa Europe, we indemnify it for losses resulting from all claims outside its region arising from our or their activities and relating to our or their payments business. This obligation applies even if neither we, nor any of our related parties or agents, participated in the actions giving rise to such claims. Such an obligation could expose us to significant liabilities for activities over which we have little or no control. Our retrospective responsibility plan would not cover these liabilities.

Business Risks

The intense pressure we face on client pricing may materially and adversely affect our revenues and profits.

We offer incentives to clients in order to increase payments volume, enter new market segments and expand our card base. These include up-front cash payments, fee discounts, credits, performance-based incentives, marketing support payments and other support. Over the past several years, we have increased the use of incentives such as up-front cash payments and fee discounts in many countries, including the United States. In order to stay competitive, we may have to continue to increase our use of incentives. This pressure may make the provision of certain products and services less profitable or unprofitable and materially and adversely affect our operating revenues and profitability.

Pressure on client pricing also poses indirect risks, presenting the potential for the same adverse effects. If we continue to increase incentives to our clients, we will need to find ways to offset the financial impact by increasing payments volume, the amount of fee-based services we provide or both. We may not succeed in doing so, particularly in the current regulatory environment. In addition, we benefit from long-term contracts with certain clients, including those that are large contributors to our revenue. Continued pressure on our fees could prevent us from entering into such agreements in the future on favorable terms. We may also have to modify existing agreements in order to maintain relationships or comply with regulations. Finally, increased pricing pressure enhances the importance of cost containment and productivity initiatives in areas other than those surrounding client incentives, and we may not succeed in these efforts.

Our business, financial condition and results of operations may suffer because of intense competition in our industry.

The global payments industry is intensely competitive. Our payment programs compete against all forms of payment. These include cash, checks and electronic transactions, such as wire transfers and automatic clearinghouse payments. In addition, our payment programs compete against the card-based payments systems of our competitors, such as MasterCard, American Express, Discover and private-label cards issued by merchants.

Some of our competitors may develop substantially greater financial and other resources than we have. They may offer a wider range of programs and services than we do. They may use advertising and marketing strategies that are more effective than ours, achieving broader brand recognition and merchant acceptance than we do. They may develop better security solutions or more favorable pricing arrangements than we have. They may also introduce more innovative programs and services than we provide.

Certain of our competitors operate with different business models, have different cost structures or participate selectively in different market segments. These include domestic networks in the United States, China, Canada, Australia and other countries and regions. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. In many cases, these competitors have the support of government mandates that prohibit, limit or otherwise hinder our ability to compete for or otherwise secure transactions within those countries and regions.

Our clients can reassess their commitments to us at any time or develop their own competitive services. This is especially so given the recent U.S. Wall Street Reform and Consumer Protection Act, which restricts our ability to require network exclusivity in the debit sector. Most of our larger client relationships are not exclusive. These include those with our largest clients, JPMorgan Chase and Bank of America. In certain circumstances, our clients may terminate these relationships, sometimes on relatively short notice, and in many cases subject to significant early termination fees. Because a significant portion of our operating revenues is concentrated among our largest clients, our operating revenues would decline significantly if we lost one or more of them. This could have a material adverse impact on our business, financial condition and results of operations. See Note 15—Enterprise-wide Disclosure and Concentration of Business to our consolidated financial statements included in Item 8 in this report.

We expect there to be changes in the competitive landscape in the future. For example:

•	Competitors, clients and others may develop products that compete with or replace the value-added services we provide to support our transaction processing;

•	Parties that process our transactions in certain countries may try to eliminate our position in the payments value chain;

•

Participants in the payments industry may merge, form joint ventures or enter into other business combinations that strengthen their existing business propositions or create new, competing payment services; or

•

Competition may increase from alternative types of payment services, such as mobile payments services, online payment services and services that permit direct debit of consumer checking accounts or ACH payments.

Our failure to compete effectively against any of these threats could materially and adversely affect our business, financial condition, revenues, results of operations, prospects for future growth and overall business.

Disintermediation from the payments value chain would harm our business.

Our position in the payments value chain underpins our business. Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate closed-loop payments systems, with direct connections to both merchants and consumers and no intermediaries. These competitors seek to derive competitive advantages from this business model. In addition, they have not attracted the same level of legal or regulatory scrutiny of their pricing and business practices as operators of multi-party payments systems such as ours.

We also run the risk of disintermediation by virtue of increasing bilateral agreements between entities that would rather not use a payment network for processing payments. For example, merchants could process transactions directly with issuers, or processors could process transactions directly between issuers and acquirers.

Additional consolidation in the banking industry could result in our losing business and create pressure on the fees we charge our clients, materially and adversely affecting our revenues and profitability.

The banking industry has recently undergone substantial, accelerated consolidation, which could continue. Significant ongoing consolidation in the banking industry may result in the acquisition of one or more of our largest clients by an institution with a strong relationship with one of our competitors. This could result in the acquired bank’s Visa business shifting to that competitor, resulting in a substantial loss of business to us. In addition, one or more of our clients could merge with or acquire one of our competitors, shifting its payments volume to that competitor. Any such transaction could have a material adverse effect on our business and prospects.

Continued consolidation in the banking industry would also reduce the overall number of our clients and potential clients and could increase the negotiating power of our remaining clients and potential clients. This consolidation could lead financial institutions to seek greater pricing discounts or other incentives with us. In addition, consolidation could prompt our existing clients to seek to renegotiate their pricing agreements with us to obtain more favorable terms. We may also be adversely affected by price compression should one of our clients absorb another financial institution and qualify for higher volume-based discounts on the combined volumes of the merged businesses. Pressure on the fees we charge our clients caused by such consolidation could materially and adversely affect our revenues, results of operations, prospects for future growth and overall business. In addition, the current economic environment could lead some clients to curtail or postpone near-term investments in growing their card portfolios, limit credit lines or take other actions that affect adversely the growth of our volume and revenue streams from these clients.

Merchants’ continued focus on the costs associated with payment card acceptance may result in more litigation, regulation, regulatory enforcement and incentive arrangements.

We rely in part on merchants and their relationships with our clients to maintain and expand the acceptance of our payment cards. Consolidation in the retail industry is producing a group of larger merchants that is having a significant impact on all participants in the global payments industry. Some merchants are seeking to reduce their costs associated with payment card acceptance by lobbying for new legislation and regulatory enforcement and by bringing litigation. If they continue, these efforts could materially and adversely affect our revenues, results of operations, prospects for future growth and overall business.

We, along with our clients, negotiate pricing discounts and other incentive arrangements with certain large merchants to increase acceptance and usage of our payment cards. If merchants continue to consolidate, our clients and we may have to increase the incentives provided to certain larger merchants. This could materially and adversely affect our revenues, results of operations, prospects for future growth and overall business. Competitive and regulatory pressures on pricing could make it difficult to offset the cost of these incentives.

Certain financial institutions have exclusive, or nearly exclusive, relationships with our competitors to issue payment cards, and these relationships may adversely affect our ability to maintain or increase our revenues.

Certain financial institutions have longstanding exclusive, or nearly exclusive, relationships with our competitors to issue payment cards. These relationships may make it difficult or cost-prohibitive for us to conduct material amounts of business with them in order to increase our revenues. In addition, these financial institutions may be more successful and may grow more quickly than our clients, which could put us at a competitive disadvantage.

Failure to maintain relationships with our clients and others and failure of clients to provide services on our behalf could materially and adversely affect our business.

We depend and will continue to depend significantly on relationships with our clients and on their relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates, if any, or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. In addition, we do not generally solicit merchants to accept our cards, and we do not establish the discount rates charged to merchants for card acceptance, which rates are the responsibility of acquirers. As a result, the success of our business significantly depends on the continued success and competitiveness of our clients and the strength of our relationships with them.

In many countries outside the United States, our clients or other processors authorize, clear and settle most domestic transactions using our payment cards without involving our processing systems. In addition, we do not generally have direct relationships with merchants and do not have direct relationships with cardholders. Consequently, we depend on our close working relationships with our clients to effectively manage the processing of transactions involving our cards, Our inability to control the end-to-end processing for cards carrying our brands in these countries may put us at a competitive disadvantage by limiting our ability to ensure the quality of the services supporting our brands.

In addition, we depend on third parties to provide various services on our behalf, and to the extent that third-party vendors fail to deliver services, our business and reputation could be impaired.

Our perception in the marketplace may affect our brands and reputation, which are key assets of our business.

Our brands and their attributes are key assets of our business. The ability to attract and retain consumer cardholders and corporate clients to Visa-branded products depends highly upon the external perceptions of our company and our industry. Our business may be affected by actions taken by our clients that change the perception of our brands. From time to time, our clients may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be subject to challenge, which may materially and adversely affect our business. Further, Visa Europe has very broad latitude to operate the Visa business in and use our brands and technology within Visa Europe’s region, in which we have only limited control over the operation of the Visa business. Visa Europe is not required to spend any minimum amount of money promoting or building the Visa brands in its region, and the strength of the Visa global brands depends in part on the efforts of Visa Europe to maintain product and service recognition and quality in Europe. Finally, adverse developments with respect to our industry may also, by association, impair our reputation or result in greater regulatory or legislative scrutiny.

Unprecedented economic events in financial markets around the world have and are likely to continue to affect our clients, merchants and cardholders, resulting in a material and adverse impact on our prospects, growth, profitability, revenue and overall business.

The competitive and evolving nature of the global payments industry provides both challenges to and opportunities for the continued growth of our business. Unprecedented events that began in 2008 continue to affect the financial markets around the world. This includes decreased consumer spending, increased unemployment, deflation, increased savings, decreased debt, excess housing inventory, lowered government spending, less export activity, continued challenges in the credit environment, continued equity market volatility, additional government intervention and the uncertainty arising from new government policies. This economic turmoil has affected the economies of the United States and other mature economies in particular.

The fragility of the current situation would be exacerbated if additional negative economic developments were to arise. These could include, among other things, policy missteps, exhaustion of U.S. and other national economic stimulus packages, dramatic increases in oil prices, tax increases, economic turmoil in China, the Euro zone or Japan or a significant decline in the commercial real estate market.

Some existing clients have been placed in receivership or administration or have a significant amount of their stock owned by their governments. Many financial institutions are facing increased regulatory and governmental influence, including potential changes in laws and regulations. Many of our clients, merchants that accept our brands and cardholders who use our brands have been directly and adversely affected.

Our financial results may be negatively affected by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis. The severity of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth has been and may be negatively affected, or we may be affected, in several ways, including but not limited to the following:

•	Constriction of consumer and business confidence may continue to decrease cardholder spending.

•	Uncertainty and volatility in the performance of our clients’ businesses may reduce the accuracy of our estimates of our revenues, rebates, incentives and realization of prepaid assets.

•

Our clients may implement cost-reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or additional expense reductions, which may reduce our revenues.

•	Our clients may decrease spending for optional or enhanced services, affect our revenue and reduce cardholders’ desire to use these products.

•	Government intervention or investments in our clients may negatively affect our business with those institutions or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could affect the ability of participating financial institutions to lend to us under the terms of our credit facility.

•	Our clients may default on their settlement obligations.

•	Our business and prospects, as well as our revenue and profitability, could be materially and adversely affected by consolidation of our clients.

In addition, regulatory bodies may seek to impose rules and price controls on certain aspects of our business and the payments industry.

Any of these developments could have a material adverse impact on our prospects, growth, revenue, profitability and overall business.

A decline in non-U.S. and cross-border activity and in multi-currency transactions could adversely affect our revenues and profitability, as we generate a significant portion of our revenue from such transactions.

We generate a significant amount of our revenues from cross-border transactions. Our clients pay us fees in connection with cross-border transactions. Some of those fees may differ if conversion from the merchant’s currency to the cardholder’s billing currency is required. Thus, revenue from processing cross-border transactions for our clients fluctuates with cross-border travel and the need for transactions to be converted into a different currency. Cross-border travel may be adversely affected by world geopolitical, economic and other conditions. These include the threat of terrorism, natural disasters, the effects of climate change and outbreaks of diseases. A decline in cross-border travel could adversely affect our revenues and profitability. A decline in the need for conversion of currencies might also adversely affect our revenues and profitability.

In addition, Visa derives revenue from foreign currency exchange activities that result from our clients’ settlement in different currencies. A reduction in multi-currency transactions may reduce the need for foreign currency exchange activities and adversely affect our revenues.

Transactions outside the United States represent an increasingly important part of our strategy. In order to continue to grow in those areas, we will need to ensure that we maintain consistency in the types of products we provide, the quality of our service and the viability of our brand. If we cannot employ our organizational resources effectively, we will be unable to do so.

Finally, because we are domiciled in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Any of these factors could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

We risk loss or insolvency if our clients fail to fund settlement obligations we have guaranteed.

We indemnify issuers and acquirers for any settlement loss they suffer due to the failure of another issuer or acquirer to fund its daily settlement obligations. In certain instances, we may indemnify issuers or acquirers even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of our indemnification obligations are unlimited.

Concurrent settlement failures involving more than one of our largest clients or several of our smaller clients may exceed our available financial resources, as could systemic operational failures lasting more than a single day. Any such failure could materially and adversely affect our business, financial condition and results of operations. In addition, even if we have sufficient liquidity to cover a settlement failure, we may be unable to recover the amount of such payment. This could expose us to significant losses, materially and adversely affecting our financial condition, results of operations and cash flow.

We estimate settlement at risk (or exposure) based on the sum of three inputs. The first is average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin. The second is four months of rolling average chargebacks volume. The third is the total balance for outstanding traveler’s cheques. Additionally, from time to time, we review and revise our risk management methodology and inputs as necessary. See Note 13—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.

Some of our clients are composed of groups of financial institutions. Some of these clients have elected to limit their responsibility for settlement losses arising from the failure of their constituent financial institutions in exchange for managing their constituent financial institutions in accordance with our credit risk policy. To the extent that any settlement failure resulting from a constituent financial institution exceeds the limits established by our credit risk policy, we would have to absorb the cost of such settlement failure, which could materially and adversely affect our cash flow.

If our transaction processing systems are disrupted or we cannot process transactions efficiently, the perception of our brands and our revenues or operating results could be materially and adversely affected.

Our transaction processing systems may experience service interruptions or degradation because of processing or other technology malfunction, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, climate change or accident. Our visibility in the global payments industry may attract terrorists and hackers to conduct physical or computer-based attacks, leading to an interruption in service, increased costs or the compromise of data security. Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require because of a natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenues or profitability.

If we cannot keep pace with rapid technological developments to provide new and innovative payment programs and services, the use of our cards could decline, reducing our revenues and net income.

Rapid, significant technological changes are confronting the payments industry. These include developments in smart cards, eCommerce, mobile commerce and radio frequency and proximity payment devices, such as contactless cards. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card products and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by industry-wide standards, by resistance to change from clients or merchants or by third parties’ intellectual property rights. Our success will depend in part on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Account data breaches involving card data stored by third parties or by us could adversely affect our reputation and revenues.

Our clients, merchants, others and we store cardholder account information in connection with our payment cards. In addition, our clients may use third-party processors to process transactions generated by cards carrying our brands. Breach of the systems storing sensitive cardholder data and account information could lead to fraudulent activity involving Visa-branded cards, to reputational damage and to claims against us. If we are sued in connection with any data security breach, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices or pricing structure, any of which could have a material adverse effect on our revenues and profitability. In addition, any reputational damage resulting from an account data breach at one or more of our clients, merchants or other third parties could decrease the use and acceptance of our cards, which could have a material adverse impact on our payments volume, revenues and future growth prospects. Finally, any data security breach could result in additional regulation, which could materially increase our costs.

An increase in fraudulent and other illegal activity involving our cards could lead to reputational damage to our brands and reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information. They use the information to conduct fraudulent transactions. Outsourcing and specialization of functions within the payments system are increasing. As a result, more third parties are involved in processing transactions using our cards. A rise in fraud levels involving our cards could lead to reputational damage to our brands. This could reduce the use and acceptance of our cards or lead to greater regulation, which could increase our compliance costs.

Failure to maintain interoperability between Visa Inc.’s and Visa Europe’s authorization and clearing and settlement systems could damage the business and global perception of the Visa brands.

Before our reorganization in October 2007, Visa Europe and we shared authorization, clearing, and settlement systems. Visa Europe completed and substantially deployed its own systems in the 2010 fiscal year. As a result, Visa Europe and we will have to ensure that the two systems can process every transaction, regardless of where it originates. Visa Europe’s newly independent system operations could present challenges to our business due to the heightened difficulty of maintaining the interoperability of our respective systems as they diverge over time. Failure to authorize or clear and settle transactions quickly and accurately could impair the global perception of the Visa brands.

Risks Related to our Structure and Organization

We have little ability to control Visa Europe’s operations and limited recourse if it breaches its obligations to us.

Visa Europe has very broad rights to operate the Visa business in its region under the agreement that governs our relationship. If we want to change a global rule or require Visa Europe to implement certain changes that would not have a positive return for Visa Europe and its members, then Visa Europe is not required to implement that rule or change unless we agree to pay for the implementation costs and expenses that Visa Europe and its members will incur as a consequence of the implementation.

If Visa Europe fails to meet its obligations, our remedies under this agreement are limited. We cannot terminate the agreement even upon Visa Europe’s material, uncured breach. Although we have a call right to acquire Visa Europe, we can exercise that right under only extremely limited circumstances.

These and other features of the licenses granted under the agreement may also raise issues concerning the characterization of the licenses for purposes of tax treatment of entry into the licenses and payments received thereunder.

In some instances, as in the case of CyberSource, Visa Europe may have the right to control the activities of newly acquired entities within Visa Europe’s territory. In any event, Visa Europe’s exclusive license rights in Europe may hinder our ability to acquire new entities or to operate them effectively.

Any inconsistency in the payment processing services and products that we can provide could negatively affect cardholders from Visa Europe using cards in the countries we serve or our cardholders using cards in Visa Europe’s region.

If Visa Europe makes us acquire all of its outstanding stock, we will incur substantial costs and may suffer a material and adverse effect on our operations and net income.

We have granted Visa Europe a put option requiring us to purchase all outstanding capital stock from its members if exercised. We will incur a substantial financial obligation if Visa Europe exercises this option. Visa Europe may do so at any time. We may need to obtain third-party financing in order to meet our obligation, by either borrowing funds or selling stock. An equity offering, or the payment of part of the exercise price in our stock, would dilute the ownership interests of our stockholders. We would have only 285 days to pay the exercise price. Sufficient financing might not be available to us within that time on reasonable terms. See Note 3—Visa Europe to our consolidated financial statements included in Item 8 of this report.

If Visa Europe exercises the put option, we may encounter difficulties in integrating Visa Europe’s business and systems into our existing operations. If we cannot do so quickly and cost-effectively, the integration could divert the time and attention of senior management, disrupt our current operations and adversely affect our results of operations. In addition, we would become subject to the many regulations of the European Union that govern the operations of Visa Europe, including any regulatory disputes.

We are required to record quarterly any change in the fair value of the put option. We record these adjustments through our consolidated statements of operations. Consequently, the adjustments affect our reported net income and earnings per share. These quarterly adjustments and their resulting impact on our reported statements of operations could be significant. The existence of these changes could adversely affect our ability to raise capital or the costs involved in raising it.

If we cannot remain organizationally effective, we will be unable to address the opportunities and challenges presented by our strategy and by the increasingly challenging competitive, economic and regulatory environment.

Since our reorganization in October 2007, we have increasingly centralized our management and operations. For us to succeed, we must effectively integrate our operations, actively work to ensure consistency throughout our organization, and avoid U.S.-centric thinking. If we fail to do so, we may be unable to expand as rapidly as we plan, and the results of our expansion may be unsatisfactory.

In addition, the current competitive, economic and regulatory environment will require our organization to adapt rapidly and nimbly to new opportunities and challenges. We will be unable to do so if we do not make important decisions quickly enough, define our appetite for risk specifically enough, implement new governance, managerial and organizational processes smoothly enough and communicate roles and responsibilities clearly enough.

We may be unable to attract and retain key management and other key employees.

Our employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

Acquisitions or strategic investments could disrupt our business and harm our financial condition and results of operations.

Although we may continue to make strategic acquisitions or investments in complementary businesses, products or technologies, we may be unable to successfully finance, partner with or integrate them. The integration of the recently acquired CyberSource Corporation will take time and resources that would otherwise have been available for other acquisitions. We will be subject to the terms of the exclusive license granted to Visa Europe in most acquisitions and major investments that involve countries in the Visa Europe territory. Regulatory constraints, particularly competition regulations, may affect the extent to which we can maximize the value of acquisitions or investments.

Furthermore, the integration of any acquisition or investment may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenues. Moreover, our cash reserves contract to the extent we pay the purchase price of any acquisition or investment in cash. Although we periodically evaluate potential acquisitions of and investments in businesses, products and technologies, and anticipate continuing to make these evaluations, we cannot guarantee that we will be able to execute and integrate any such acquisitions and investments.

Future sales of our class A common stock, or the expiration or waiver of transfer restrictions on our class B and C common stock, could result in dilution to holders of shares of our existing class A common stock, adversely affecting their rights and depressing the market price of our class A common stock.

The market price and voting power of our class A common stock could decline because of increases in the number of such shares outstanding. The market price of our class A common stock may also suffer from the perception that such an increase could occur, such as upon the issuance or conversion of securities convertible to shares of our class A common stock. Specifically, on March 25, 2011, all of our restricted shares of class C common stock will become transferable at once.

If funds are released from escrow after the resolution of the litigation covered by our retrospective responsibility plan, the value of our class A common stock will be diluted.

Under our retrospective responsibility plan, funds still in the escrow account after the resolution of all covered litigation will be released back to us. At that time, each share of class B common stock will become convertible into an increased number of shares of class A common stock, benefitting the holders of class B common stock. This in turn will result in dilution of the interest in Visa Inc. held by the holders of class A common stock. The amount of this dilution will depend on the amount, if any, of the funds released from the escrow account and the market price of our class A common stock near the time the funds are released.

Shares of Class A common stock acquired by Visa members and certain affiliates and competitors convert automatically into shares of class C common stock, which have limited voting rights and may be subject to restrictions on transfer.

Shares of class A common stock acquired by a Visa member, an affiliate of a Visa member or any person that is a competitor or its affiliate, in each case to the extent acting as a principal investor, convert automatically into shares of class C common stock. Some shares of class C common stock cannot be transferred until March 25, 2011. In addition, holders of shares of our class C common stock do not have the right to vote on certain matters, including the election of directors.

Holders of our shares of our class B and C common stock have voting rights concerning certain significant corporate transactions, and their interests in our business may be different from those of holders of our class A common stock.

Although their voting rights are limited, holders of shares of our class B and C common stock can vote on certain significant transactions. These include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required by law. The holders of these shares may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with those of the holders of class A common stock.

Anti-takeover provisions in our governing documents and Delaware law could delay or prevent entirely a takeover attempt or a change in control.

Provisions contained in our amended and restated certificate of incorporation, our bylaws and Delaware law could delay or prevent a merger or acquisition that our stockholders consider favorable. For instance, except for limited exceptions, no person may beneficially own more than 15% of our class A common stock (or 15% of our total outstanding common stock on an as-converted basis), unless our board of directors approves the acquisition of such shares in advance. In addition, except for common stock issued to a member in connection with our reorganization or shares issuable on conversion of such common stock, shares held by a competitor or an affiliate of a competitor may not exceed 5% of our total outstanding shares on an as-converted basis.

Our ability to pay regular dividends to holders of our common stock in the future is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

Since August 2008, we have paid cash dividends quarterly on our class A, B and C common stock. Any future payment of dividends will depend upon our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, would be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that our board of directors deems relevant. If, because of these factors, we cannot generate sufficient earnings and cash flows from our business, we may be unable to make payments of dividends of our common stock. Furthermore, no dividend may be declared or paid on any class or series of common stock unless an equivalent dividend is contemporaneously declared and paid on each other class of common stock.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ITEM 2.	Properties

At September 30, 2010, we owned and leased approximately 2.8 million square feet of office and processing center space in 32 countries around the world, of which approximately 1.9 million square feet are owned and the remaining 890,000 square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 944,000 square feet. We also own a 164,000 square foot office building in Miami.

In addition, we operate three primary processing centers. We own a processing center and an adjacent office facility in two locations, Colorado and Virginia, totaling 268,000 square feet and 482,000 square feet, respectively. We also lease a 13,000 square foot facility in Japan.

We believe that these facilities are suitable and adequate to support our business needs.

ITEM 3.	Legal Proceedings

Refer to Note 22—Legal Matters to our consolidated financial statements included in Item 8 in this report.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At September 30, 2010, the Company had 380 stockholders of record of its class A common stock. The following table sets forth the intra-day high and low sale prices for our class A common stock in each of our last eight fiscal quarters:

2010	High	Low
First Quarter	$89.69	$66.54
Second Quarter	93.63	80.54
Third Quarter	97.19	68.29
Fourth Quarter	77.80	64.90

2009	High	Low
First Quarter	$62.11	$43.54
Second Quarter	57.98	41.78
Third Quarter	71.24	53.63
Fourth Quarter	74.99	58.00

There is currently no established public trading market for our class B or class C common stock. There were approximately 1,727 and 1,558 holders of record of our class B common stock and class C common stock, respectively, as of September 30, 2010.

Dividend Declaration and Policy

During the fiscal years ended September 30, 2010 and 2009, we paid the following quarterly cash dividends per share of our class A common stock (determined in the case of class B and C common stock, on an as-converted basis) to all holders of record of our class A, B and C common stock.

2010	Dividend Per Share
First Quarter	$0.125
Second Quarter	0.125
Third Quarter	0.125
Fourth Quarter	0.125

2009	Dividend Per Share
First Quarter	$0.105
Second Quarter	0.105
Third Quarter	0.105
Fourth Quarter	0.105

In addition, on October 20, 2010, our board of directors declared a quarterly cash dividend of $0.15 per share of class A common stock (determined in the case of class B and C common stock, on an as-converted basis) payable on December 7, 2010 to holders of record as of November 19, 2010 of our class A, B and C common stock.

Subject to legally available funds, we intend to pay quarterly cash dividends on our outstanding class A, B and C common stock in the future. However, the declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs. Prior to our IPO, we did not pay any cash dividends on our common stock.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2010.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2010	861,900	$72.46	861,900	273,705,982
August 1-31, 2010	3,788,035	$72.25	3,787,162	—
September 1-30, 2010	—		—	—

Total	4,649,935	$72.29	4,649,062

(1)

Includes 873 shares of class A common stock withheld at an average price of $71.67 per share (under the terms of grants under the Company’s equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)

On October 27, 2009, the Company announced a $1.0 billion class A common stock repurchase plan, authorized by the board of directors through September 30, 2010. Under this plan, during the 12 months ended September 30, 2010, the Company drew the entire $1.0 billion authorized amount and repurchased approximately 12.9 million shares of its class A common stock at an average price of $77.48.

EQUITY COMPENSATION PLAN INFORMATION

The table below presents information as of September 30, 2010 for the Visa 2007 Equity Incentive Compensation Plan, or the EIP, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders, except as noted in note (2) in the table below. For a description of the awards issued under the EIP, see Note 18—Share-based Compensation to our consolidated financial statements included in Item 8 of this report.

Plan Category	Number of shares of class A common stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of class A common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	8,383,501	(1)	$49.67	44,519,878
Equity compensation plans not approved by stockholders	1,558,878	(2)	47.31	—

Total	9,942,379	(1)	$49.30	44,519,878

(1)

In addition to options, the EIP authorizes the issuance of restricted stock, restricted stock units, performance units and other stock-based awards. A total of 786,238 shares have been issued pursuant to outstanding restricted stock units.

(2)

These shares may be issued upon the exercise of options issued by Visa replacing certain CyberSource options outstanding at the time of the acquisition as discussed further in Note 6—CyberSource Acquisition and Note 18—Share-based Compensation to our consolidated financial statements included in Item 8 of this report. These options were issued under certain provisions of the EIP, which permit Visa to issue options in connection with certain acquisition transactions.

ITEM 6.	Selected Financial Data

The following table presents selected Visa Inc. financial data for fiscal 2010, 2009 and 2008 and selected Visa U.S.A. financial data for fiscal 2007 and 2006. During the reorganization in October 2007, Visa U.S.A., the accounting acquirer, Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. The operating results of the acquired interests are included in the consolidated financial results of Visa Inc. beginning October 1, 2007. The data below should be read in conjunction with Item 7—Management’s Discussion and Analysis and Results of Operations and the Visa Inc. fiscal 2010 consolidated financial statements and notes included in Item 8 of this report.

Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2010	2009	2008	2007(1)	2006(1)
	(in millions, except per share data)
Operating revenues	$8,065	$6,911	$6,263	$3,590	$2,948
Operating expenses	3,476	3,373	5,031	5,039	2,218
Operating income (loss)	4,589	3,538	1,232	(1,449)	730
Net income (loss) attributable to Visa Inc	2,966	2,353	804	(1,076)	455
Basic earnings per share—class A common stock(2)(3)	4.03	3.10	0.96	N/A	N/A
Diluted earnings per share—class A common stock(2)(3)	4.01	3.10	0.96	N/A	N/A

	At September 30,
Balance Sheet Data:	2010	2009	2008	2007(1)	2006(1)
	(in millions, except per share data)
Total assets	$33,408	$32,281	$34,981	$4,390	$2,964
Current portion of long-term debt(4)	12	12	51	41	32
Current portion of accrued litigation	631	1,394	2,698	2,236	216
Long-term debt(4)	32	44	55	—	41
Long-term accrued litigation	66	323	1,060	1,446	784
Total equity (deficit)(5)	25,014	23,193	21,141	(463)	621
Dividend declared and paid per common share	0.50	0.42	0.105	N/A	N/A

(1)

Historical balances for the consolidated statements of operations and consolidated balance sheet data prior to October 1, 2007 represent balances for Visa U.S.A. Inc., the accounting acquirer in the reorganization.

(2)	Visa U.S.A. Inc. was a non-stock corporation and therefore no comparable metric for earnings per share is provided for fiscal 2007 and 2006.
(3)

Effective October 1, 2009, we adopted a new accounting standard related to the calculation of earnings per share, which requires retrospective application to earnings per share for fiscal 2009 and 2008. See Note 17—Earnings Per Share to the consolidated financial statements included in Item 8 of this report.

(4)

The long term portion of Visa U.S.A. debt was classified as being due within one year at September 30, 2007 because Visa U.S.A. was in default of certain financial performance covenants as a result of the American Express settlement in fiscal 2007 as described in Note 22—Legal Matters to the consolidated financial statements included in Item 8 of this report.

(5)

Effective October 1, 2009, we adopted a new accounting standard which requires the presentation of non-controlling interests (previously referred to as minority interests) to be included in total equity. The change in presentation has been applied to prior year comparable periods.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “our” and the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8.

Overview

Visa is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of cash and checks. We provide financial institutions with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation continues to yield significant growth opportunities, particularly outside the United States. We continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment services to benefit our existing clients and to position Visa to serve more and different constituencies.

Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. We continue to monitor the progress of the global economic recovery, which has shown signs of slow but gradual improvement. We expect consumer and commercial spending, and our payments volume to continue to increase in the near term if the economic recovery maintains momentum.

The Wall Street Reform and Consumer Protection Act enacted in the U.S. in July 2010 includes provisions that will establish regulation and oversight of debit interchange rates and certain other network industry practices in the U.S. While the legislation does not directly regulate the network fees we charge, except to ensure that fees are not used to evade the new regulation of interchange rates, it may give retailers greater ability to route debit transactions onto competitive networks, which can reduce the processing fees we currently earn on debit transactions. Because the implementation details for this new legislation will be determined over the next year, the expected impact on our consolidated financial statements is unknown at this time. However, we expect to see the impacts of the legislation beginning in the fourth quarter of fiscal 2011.

Other regulatory measures previously enacted in the U.S. became effective in the second quarter of fiscal 2010. These regulatory measures primarily impacted our clients, but have not resulted in any notable impact to our payments volumes.

We continue to believe that our broad platform of payment products provides substantial value to both retailers and consumers, and that the continuing worldwide secular shift to digital currency, will buffer the impacts of our current regulatory environment, as reflected in our overall payments volume growth, and in particular payments volume growth outside the U.S.

Funding of the litigation escrow account. During May 2010 and subsequently in October 2010, after our fiscal year end, we deposited $500 million and $800 million, respectively, into the escrow account previously established under the retrospective responsibility plan, or the plan. Under the terms of the plan, when Visa funds the escrow account, the shares of class B common stock retained by our

U.S. clients and their affiliates are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. On an as-converted basis, funding of the escrow account had the effect of our repurchasing approximately 7 million shares and 11 million shares of class A common stock, respectively. See Note 4—Retrospective Responsibility Plan to our consolidated financial statements.

Share repurchase plan. In October 2009, our board of directors authorized a $1.0 billion share repurchase plan. As of September 30, 2010, we have drawn on the entire $1.0 billion authorized amount by repurchasing a total of 12.9 million shares of our class A common stock at an average price of $77.48 per share. In October 2010, subsequent to our fiscal year end, our board of directors authorized a second $1.0 billion share repurchase plan, which will be in place through September 30, 2011, subject to extension or expansion at the determination of our board of directors. See the Liquidity and Capital Resources section for further discussion.

Expansion of our eCommerce capabilities. On July 21, 2010, we completed our acquisition of CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants, at a price of $26.00 per share. The total purchase consideration was approximately $2.0 billion, paid with cash on hand. The acquisition of CyberSource will expand our online payment, fraud and security management capabilities and is expected to accelerate our growth in the eCommerce category. The results of CyberSource are included in our results from the acquisition date. See Note 6—CyberSource Acquisition to our consolidated financial statements.

Nominal payments volume and transaction counts. We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. The growth in nominal payments volume in fiscal 2010 compared to fiscal 2009, in particular credit and debit, was primarily driven by growth outside the U.S. Comparing fiscal 2009 with fiscal 2008, nominal payments volume declined in credit and commercial products, which was offset by growth in debit resulting in minimal year-over-year nominal payments volume impact.

The number of processed transactions continues to increase reflecting the continued shift to electronic payments globally.

The payments volume and processed transactions tables presented below do not include CyberSource volumes and transactions. CyberSource activities primarily contribute to our data processing revenues, which is discussed below in Results of Operations.

This table sets forth nominal product payments volumes for the periods presented in nominal dollars(1):

	U.S.A.			Rest of World			Visa Inc.
	12 months ended June 30, 2010(4)	12 months ended June 30, 2009(4)	% Change	12 months ended June 30, 2010(4)	12 months ended June 30, 2009(4)	% Change	12 months ended June 30, 2010(4)	12 months ended June 30, 2009(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$599	$613	(2)%	$987	$811	22%	$1,586	$1,424	11%
Consumer debit(2)	909	787	16%	197	148	33%	1,107	935	18%
Commercial and other(2)	243	221	10%	100	99	1%	344	320	7%

Total Nominal Payments Volume	$1,752	$1,621	8%	$1,285	$1,058	21%	$3,037	$2,679	13%
Cash volume	374	380	(2)%	1,411	1,189	19%	1,785	1,569	14%

Total Nominal Volume(3)	$2,125	$2,001	6%	$2,696	$2,248	20%	$4,821	$4,248	13%

	U.S.A.			Rest of World			Visa Inc.
	12 months ended June 30, 2009(4)	12 months ended June 30, 2008(4)	% Change	12 months ended June 30, 2009(4)	12 months ended June 30, 2008(4)	% Change	12 months ended June 30, 2009(4)	12 months ended June 30, 2008(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$613	$661	(7)%	$811	$802	1%	$1,424	$1,463	(3)%
Consumer debit(2)	787	733	7%	148	133	11%	935	866	8%
Commercial and other(2)	221	217	2%	99	108	(8)%	320	325	(1)%

Total Nominal Payments Volume	$1,621	$1,611	1%	$1,058	$1,043	2%	$2,679	$2,654	1%
Cash volume	380	406	(6)%	1,189	1,127	5%	1,569	1,533	2%

Total Nominal Volume(3)	$2,001	$2,017	(1)%	$2,248	$2,170	4%	$4,248	$4,187	1%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.
(3)

Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks. Total nominal volume is provided by our clients, subject to verification by Visa. From time to time, previously submitted volume information may be updated. Prior year volume information presented in these tables has not been updated, as subsequent adjustments were not material.

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the twelve months ended September 30, 2010, September 30, 2009 and September 30, 2008 were based on payments volume reported by our clients for the twelve months ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively.

This table sets forth transaction volumes processed by our VisaNet system during the following fiscal periods:

	2010	2009	2008	2010 vs. 2009 % Change	2009 vs. 2008 % Change
	(in millions)
Total processed transactions	45,411	39,885	36,956	14%	8%

Results of Operations

Operating Revenues

Our operating revenues are primarily generated from payments volume on Visa-branded cards for goods and services, as well as the number, size and type of transactions processed on our VisaNet system. We do not earn revenues from, or bear credit risk with respect to, interest and fees paid by cardholders on Visa-branded cards. Our issuing clients have the responsibility for issuing cards and determining interest rates and fees paid by cardholders, and most other competitive card features. We do not earn revenues from the fees that merchants are charged for card acceptance, including the merchant discount rate. Our acquiring clients, which are generally responsible for soliciting merchants, establish and earn these fees.

The following sets forth the components of our operating revenues:

Service revenues are earned from clients for their participation in card programs carrying marks of the Visa brand. Service revenues are primarily assessed using a calculation of pricing applied to the prior quarter’s payments volume.

Data processing revenues are earned for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among our clients globally and Visa Europe. Data processing revenues are primarily based on information we accumulate from VisaNet, our secure, centralized, global processing platform, which provides transaction processing services linking issuers and acquirers. Data processing revenues also include revenues earned for transactions processed by CyberSource’s online payment gateway.

International transaction revenues are assessed to clients on transactions where the cardholder’s issuer country is different from the merchant’s country. International transaction revenues are generally driven by cross-border payments volume, which includes single currency transactions, and currency conversion activities for transactions involving more than one currency.

Other revenues consist primarily of revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement and fees from cardholder services and licensing and certification. Other revenues also include optional service or product enhancements, such as extended cardholder protection and concierge services.

Volume and support incentives represent contracts with clients, merchants and other business partners for various programs designed to build payments volume and to increase product acceptance. These incentives are accounted for as reductions to operating revenues.

Operating Expenses

Personnel includes salaries, stock-based compensation, incentives, fringe benefits and contractor expense.

Network, EDP and communications primarily represents expenses for the operation of our electronic payments network, including maintenance, equipment rental and fees for other data processing services.

Advertising, marketing and promotion includes expenses associated with advertising and marketing campaigns, sponsorships and other related promotions to promote the Visa brand.

Professional and consulting fees consists of fees for consulting, legal and other professional services.

Depreciation and amortization includes depreciation expenses of properties and equipment, as well as amortization of purchased and internally developed software. Also included in this amount are depreciation and amortization of the incremental basis in technology and other assets acquired in our October 2007 reorganization, and the incremental basis in technology and other assets, including finite-lived intangible assets, acquired in our July 2010 acquisition of CyberSource. The incremental basis in technology and other assets acquired in our October 2007 reorganization was fully depreciated and amortized at September 30, 2010.

Administrative and other primarily consists of facilities costs, foreign exchange gains and losses and other corporate and overhead expenses in support of our business.

Litigation provision is an estimate of litigation expense and is based on management’s understanding of our litigation profile, the specifics of the case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet dates.

Other Income (Expense)

Interest expense primarily includes accretion associated with litigation settlements to be paid over periods longer than one year and interest incurred on outstanding debt.

Investment income, net represents returns on our fixed-income securities and other investments. Investment income also includes cash dividends received from other cost method investments.

Other non-operating income primarily relates to the change in the fair value of the Visa Europe put option. Also included in this amount is the change in the fair value of the liability under the Framework Agreement with Visa Europe, which was fully discharged in October 2008.

Visa Inc. Fiscal 2010, 2009 and 2008

Operating Revenues

The following table sets forth our operating revenues earned in the United States, in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the Framework Agreement that provides for trademark and technology licenses and bilateral services.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	(in millions, except percentages)
U.S. operating revenues	$4,718	$4,023	$3,664	$695	$359	17%	10%
Rest of world operating revenues	3,137	2,669	2,378	468	291	18%	12%
Visa Europe operating revenues	210	219	221	(9)	(2)	(4)%	(1)%

Total Operating Revenues	$8,065	$6,911	$6,263	$1,154	$648	17%	10%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

Growth in operating revenues primarily reflects an increase in nominal payments volume, continued growth of processed transactions and the impact of pricing modifications made on various services as a result of innovations in our product line and improvements in our service model. The benefits of pricing modifications are partially offset by increases to volume and support incentives. We continue to monitor the progress of nominal payments volume growth as part of the overall global economic recovery, and evaluate the potential impacts to operating revenues under our current regulatory environment. We may adjust our pricing strategy to ensure that it competitively aligns with the value and growth opportunities provided to our clients.

Revenues from processing cross-border transactions for our clients fluctuate with cross-border travel and the extent to which Visa-branded products are utilized for travel purposes. Cross-border transactions have shown signs of improvement in all geographies during fiscal 2010.

Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. The effect of the general weakening of the U.S. dollar during fiscal 2010 was moderated by our hedging activities, resulting in a net 1% increase in total operating revenues. In comparison, the general strengthening of the U.S. dollar during fiscal 2009, net against the impact from our hedging activities, resulted in a 3% decline in total operating revenues. As we are substantially hedged through fiscal 2011, we do not expect any significant impact from currency fluctuations next year.

The following table sets forth the components of our total operating revenues:

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	(in millions, except percentages)
Service revenues	$3,497	$3,174	$3,061	$323	$113	10%	4%
Data processing revenues	3,125	2,430	2,073	695	357	29%	17%
International transaction revenues	2,290	1,916	1,721	374	195	20%	11%
Other revenues	713	625	569	88	56	14%	10%
Volume and support incentives	(1,560)	(1,234)	(1,161)	(326)	(73)	26%	6%

Total Operating Revenues	$8,065	$6,911	$6,263	$1,154	$648	17%	10%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased in fiscal 2010 primarily due to 13% growth in nominal payments volume. The growth in service revenues was slower than the growth in nominal payments volume primarily reflecting differences in the geographic mix of our service revenues and the impact of our hedging program against the weakening U.S. dollar. We expect service revenues to increase in fiscal 2011 as we continue to align our pricing strategy across the globe to ensure it reflects the competitive value and growth opportunities provided to our clients.

Service revenues increased in fiscal 2009 compared to fiscal 2008 primarily due to strategic pricing modifications implemented in the second half of fiscal 2009, combined with modest growth of 1% in nominal global payments volume.

•

Data processing revenues increased during fiscal 2010 due to competitive pricing actions across various geographies which became effective in the second half of fiscal 2009, combined with growth of 14% in the number of transactions processed. Data processing revenues also benefitted slightly from the inclusion of CyberSource activity since the July acquisition. We do not believe that the current rate of growth in data processing revenues is representative of sustainable future revenue growth due to the inclusion of these pricing actions, which have largely anniversaried in the fourth quarter of fiscal 2010. However, we will benefit from the inclusion of a full year CyberSource activity in fiscal 2011.

Data processing revenues increased in fiscal 2009 due to 8% growth in the number of transactions processed during the year, combined with other strategic pricing modifications.

•

International transaction revenues increased in fiscal 2010 primarily due to a growth of 16% in nominal cross-border payments volume, combined with strategic pricing modifications which took place after the third quarter of fiscal 2009. We generally expect international transaction revenue to grow in line with increased cross-border transaction volume, although economic downturns or other adverse international conditions could hinder this growth.

International transaction revenues increased in fiscal 2009 despite an 11% decline in cross-border nominal payments volume, primarily due to strategic pricing modifications made after fiscal 2008.

•

Other revenues increased during fiscal 2010, primarily due to license fees from Cielo, formerly known as Companhia Brasileira de Meios de Pagamento, or VisaNet do Brasil, for the use of Visa trademarks and technology intellectual property. We entered into this licensing arrangement with VisaNet do Brasil following its initial public offering and the sale of our equity interest in the third quarter of fiscal 2009. The increase also reflects growth in other new license and royalty fees.

Other revenues increased in fiscal 2009 primarily due to growth in the Visa Extras loyalty platform for administrative and rewards fulfillment services performed in support of the platform.

•

Volume and support incentives increased in fiscal 2010 primarily due to growth in global payments volumes and incentives incurred on significant long-term customer contracts that were initiated or renewed in fiscal 2010. These increases were offset by lower one-time incentives incurred for early renewals compared to fiscal 2009. As anticipated, volume and support incentives as a percentage of gross revenues were approximately 16% in fiscal 2010. We expect incentives as a percentage of gross revenues to be in the range of 16.0% to 16.5% for the full 2011 fiscal year. The actual amount of volume and support incentives will vary based on modifications to performance expectations for these contracts, amendments to existing contracts or new contracts.

Volume and support incentives increased in fiscal 2009 primarily due to incentives incurred on initiation or early renewal of significant long-term customer contracts. These incentives were partially offset by the absence of a non-recurring charge related to a customer agreement executed in fiscal 2008.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	(in millions, except percentages)
Personnel	$1,222	$1,228	$1,314	$(6)	$(86)	(1)%	(7)%
Network, EDP and communications	425	393	339	32	54	8%	16%
Advertising, marketing and promotion	964	918	1,016	46	(98)	5%	(10)%
Professional and consulting fees	286	268	323	18	(55)	7%	(17)%
Depreciation and amortization	265	226	237	39	(11)	17%	(5)%
Administrative and other	359	338	332	21	6	7%	2%
Litigation provision	(45)	2	1,470	(47)	(1,468)	NM	NM

Total Operating Expenses	$3,476	$3,373	$5,031	$103	$(1,658)	3%	(33)%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Personnel decreased in fiscal 2010, reflecting lower severance charges and reductions in our net periodic pension cost due to the remeasurement and annual census update of our U.S. pension plan. See Note 12 – Pension, Postretirement and Other Benefits to our consolidated financial statements. The decrease was offset by additional salary and stock compensation expense as a result of our acquisition of CyberSource in July 2010.

The decrease in fiscal 2009 reflects the absence of larger severance and other charges incurred in fiscal 2008 associated with workforce consolidation and elimination of overlapping functions, combined with reduced contractor fees and employee incentive-related costs in fiscal 2009.

•	Network, EDP and communications increased in fiscal 2010 and 2009, reflecting higher fees paid for debit processing services related to processing transactions through non-Visa networks.

•

Advertising, marketing and promotion increased in fiscal 2010, due to higher spending in connection with the 2010 Winter Olympics and the 2010 FIFA World Cup, which will not recur in fiscal 2011. The increase also reflects additional investment in emerging markets and higher redemption costs associated with the Visa Extras loyalty platform. We continue to review and refine our marketing and advertising spending globally to ensure it is consistent with our growth initiatives.

In fiscal 2009, expenses decreased, despite the launch of our global “More people go with Visa” campaign, reflecting the effective implementation of our global strategy to reduce cost.

•

Professional and consulting fees increased in fiscal 2010, primarily reflecting professional fees associated with our acquisition of CyberSource and consulting fees related to the migration of one of our product platforms to a new service provider. The increase was offset by the absence of legal fees related to the settlement of Discover financial services and various other litigation matters in fiscal 2009.

The decrease in fiscal 2009 reflects the absence of consulting and legal fees incurred in fiscal 2008 in connection with our global reorganization and IPO, and related insourcing of professional services.

•

Depreciation and amortization increased in fiscal 2010, primarily reflecting additional depreciation and amortization on technology and intangible assets acquired in the CyberSource acquisition. The increase also reflects charges related to the new east coast data center and office building that were placed in service during the second half of fiscal 2009. We expect associated depreciation and amortization related to CyberSource assets to increase in fiscal 2011, reflecting a full year of charges, or $76 million. This increase will be offset by the absence of $68 million in annual depreciation and amortization on the incremental basis of assets acquired in our October 2007 reorganization, as those assets became fully depreciated as of September 30, 2010.

The decrease in fiscal 2009 primarily reflects the absence of depreciation and amortization for assets in our Colorado data center which were fully depreciated in fiscal 2008, partially offset by additional depreciation in fiscal 2009 from our new east coast data center.

•	Administrative and other increased in fiscal 2010 primarily due to travel activities related to the 2010 Winter Olympics and the 2010 FIFA World Cup.

Administrative and other expenses remained flat in fiscal 2009, primarily due to unrealized foreign exchange losses recorded upon the remeasurement of monetary assets and liabilities held by foreign subsidiaries into their functional currencies, offset by a decrease in overall spending reflecting our overall cost reduction strategy.

•

Litigation provision in fiscal 2010 primarily reflects the $41 million pre-tax gain recorded as a result of prepaying the remaining obligation under the Retailers’ litigation settlement. The gain reflects the difference between our prepayment amount of $682 million and the carrying value of the obligation. The remaining credit balance was due to the release of accruals during fiscal 2010 for certain legal matters. There was no other significant provision activity to offset the credit balance during fiscal 2010.

The decrease in fiscal 2009 primarily reflects the absence of litigation provision recorded in connection with the Discover settlement in fiscal 2008. See Note 22—Legal Matters to our consolidated financial statements.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	(in millions, except percentages)
Equity in earnings of unconsolidated affiliates	$(7)	$—	$1	$(7)	$(1)	NM	NM
Interest expense	(72)	(115)	(143)	43	28	(37)%	(20)%
Investment income, net	49	575	211	(526)	364	(92)%	NM
Other	79	2	35	77	(33)	NM	(95)%

Total Other Income (Expense)	$49	$462	$104	$(413)	$358	(90)%	NM

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Interest expense decreased in fiscal 2010 and 2009 reflecting lower interest accretion from declining litigation balances. The decrease in fiscal 2010 was partially offset by increases in interest expense related to uncertain tax positions recorded in the first half of fiscal 2010.

•

Investment income, net decreased in fiscal 2010 primarily due to the absence of a pre-tax gain of $473 million and the loss of dividend income upon the sale of our ownership interest in VisaNet do Brasil in fiscal 2009. Additionally, we earned lower interest income in fiscal 2010 as a result of lower interest rates and lower investment balances, reflecting the use of $1.0 billion to repurchase class A common stock under the share repurchase plan, $682 million to prepay the Retailers’ litigation and $500 million to fund the litigation escrow account under the retrospective responsibility plan.

The increase in fiscal 2009 primarily reflects the pre-tax gain of $473 million discussed above, partially offset by lower interest income earned from lower investment balances after funding our October 2008 stock redemptions.

•

Other non-operating income in fiscal 2010 reflects a non-cash adjustment to the fair market value of the Visa Europe put option, which is not subject to tax. The change in value does not reflect any change in the likelihood that Visa Europe will exercise its option. See Note 3 – Visa Europe to our consolidated financial statements.

Other non-operating income in fiscal 2008 reflects adjustments to the fair market value of our liability under the Framework Agreement with Visa Europe, which was settled during the first fiscal quarter of 2009.

Effective Income Tax Rate

The effective tax rate decreased to 36% in fiscal 2010, compared with 41% in fiscal 2009 and 40% in fiscal 2008.

The effective tax rate in fiscal 2010 was lower than the rate in fiscal 2009 primarily due to changes in the geographic mix of our global income, the benefit of tax incentives in Singapore, our largest operating hub outside the U.S., the nontaxable revaluation of the Visa Europe put option in fiscal 2010, and the additional foreign tax related to the sale of our investment in VisaNet do Brasil in fiscal 2009.

The increase in the effective income tax rate in fiscal 2009 compared to fiscal 2008 was primarily due to additional foreign tax in fiscal 2009 on the sale of our investment in VisaNet do Brasil.

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

The objectives of our treasury policies are to provide adequate liquidity to cover operating expenditures and liquidity contingency scenarios, to ensure payments on required litigation settlements, to ensure timely completion of payments settlement activities, to make planned capital investments in our business, to pay dividends, to repurchase our shares at the discretion of our board of directors, to service the payments of principal and interest on outstanding debt, and to optimize income earned by investing excess cash in securities that we believe are high-quality and marketable in the short term.

Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

Cash Flow Data

This table summarizes cash flow activity for the following fiscal years:

	2010	2009	2008
	(in millions)
Total cash provided by (used in):
Operating activities	$2,691	$558	$531
Investing activities	(1,904)	1,830	554
Financing activities	(1,542)	(2,751)	3,624
Effect of exchange rate changes on cash and cash equivalents	5	1	(5)

(Decrease) increase in cash and cash equivalents	$(750)	$(362)	$4,704

Operating activities. Cash provided by operating activities for fiscal 2010 primarily reflects net income including non-controlling interest of $3.0 billion and adjustments for non-cash items of $2.1 billion, offset by payments for volume and support incentives and litigation settlements, primarily including $682 million prepayment of our Retailers’ litigation obligation, as further discussed below. Total cash provided by operating activities was higher during fiscal 2010 compared to the prior year, primarily reflecting higher year-to-date net income and lower litigation settlement payments. We believe that cash flow generated from operating activities will sufficiently meet our ongoing operational needs.

Cash provided by operating activities for fiscal 2009 consisted of net income including non-controlling interest of $2.4 billion and adjustments for non-cash items of $1.5 billion. Standard non-cash adjustments for volume and support incentive accruals and depreciation and amortization were offset by a $473 million pre-tax gain on the sale of our investment in VisaNet do Brasil, which is reflected in investing activities. Cash from operating activities also reflects the use of $3.3 billion to fund significant operational payments, including litigation and volume and support incentives.

Cash provided by operating activities for fiscal 2008 consisted of net income including non-controlling interest of $804 million and adjustments for non-cash items of $3.1 billion. Cash provided by operating activities was lower than income provided by operations, reflecting the use of cash to satisfy litigation settlement payments and volume and support incentive payments net of new accruals.

Investing activities. Cash used in investing activities during fiscal 2010 primarily reflects the acquisition of CyberSource in July 2010 for $1.8 billion, net of cash received. The use of cash in investing activities was partially offset by net cash proceeds of $56 million from sales and maturities of investment securities compared to $290 million in the prior year, both of which were reinvested in money market funds. We also received $89 million in cash distributions from the Reserve Primary Fund, or the Fund, in the current year compared to $884 million of distributions in the prior year as the Fund liquidated.

Cash provided by investing activities for fiscal 2009 primarily reflects the $884 million of cash distribution from the Fund, net cash proceeds of $290 million from the sales and maturities of investment securities and $1.0 billion from the sale of our 10% ownership in VisaNet do Brasil, all of which were reinvested in money market funds. We also purchased $306 million of property, equipment and technology primarily related to construction of our east coast data center.

Cash provided by investing activities for fiscal 2008 reflects $1.0 billion of cash acquired through the reorganization, $949 million of net cash proceeds from the sales and maturities of investment securities that were re-invested in shorter-term cash equivalents and $415 million of property, equipment and technology purchases primarily related to construction of our data center. In addition, we reclassified our $953 million investment in the Fund from cash equivalents to other current assets on our consolidated balance sheet. See further discussion under Sources of Liquidity, below, and Note 7—Prepaid Expenses and Other Assets to our consolidated financial statements.

Financing activities. Cash used in financing activities during fiscal 2010 primarily reflects $1 billion in repurchases of class A common stock in the open market, funding of $500 million to the litigation escrow account and $368 million of dividend payments.

Cash used in financing activities during fiscal 2009 primarily reflects contractually-required redemption of certain of our series class C common shares for $2.6 billion, funding of $1.8 billion to the litigation escrow account and dividend payments of $318 million, offset by covered litigation payments totaling $2.0 billion from the litigation escrow account.

Cash provided by financing activities for fiscal 2008 is attributable to IPO-related activities including $19.1 billion in net proceeds from the issuance of class A common stock, offset by $13.4 billion used for the partial redemption of class B and class C common stock, and $3.0 billion payment to the litigation escrow account for the covered litigation matters in accordance with the retrospective responsibility plan. See Note 4—Retrospective Responsibility Plan to our consolidated financial statements. In addition, there was a source of cash of $1.1 billion, reflecting covered litigation payments from the litigation escrow account, offset by $93 million and $22 million for dividend and routine debt payments, respectively.

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

Investment portfolio. Our investment portfolio is primarily comprised of securities which enable us to meet our working capital needs. Our investment portfolio primarily consists of liquid securities, including money market funds and debt securities issued by U.S. government-sponsored agencies. The liquidity of our investment portfolio is subject to uncertainties that are difficult to predict.

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

Revolving credit facilities. On February 15, 2008, we entered into a $3.0 billion five-year revolving credit facility with a syndicate of banks including affiliates of certain holders of shares of our class B and class C common stock and certain of our clients and affiliates of our clients. Loans under the five-year facility may be in the form of: (1) Base Rate Advance, which will bear interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Bank of America prime rate; (2) Eurocurrency Advance, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus an applicable cost adjustment and an applicable margin of 0.11% to 0.30% based on our credit rating; or (3) U.S. Swing Loan, Euro Swing Loan, or Foreign Currency Swing Loan, which will bear interest at the rate equal to the applicable Swing Loan rate for that currency plus the same applicable margin plus additionally for Euro and Sterling loans, an applicable reserve requirement and cost adjustment. We also agreed to pay a facility fee on the aggregate commitment amount, whether used or unused, at a rate ranging from 0.04% to 0.10% and a utilization fee on loans at a rate ranging from 0.05% to 0.10% based on our credit rating. Currently, the applicable margin is 0.15%, the facility fee is 0.05% and the utilization fee is 0.05%. This facility contains certain covenants, including financial covenant requirements relating to a maximum level of debt to EBITDA and events of default customary for financings of this type. This facility expires on February 15, 2013. There were no borrowings under this facility and we were in compliance with all covenants during and at the end of fiscal 2010.

U.S. commercial paper programs. We maintain a $500 million U.S. commercial paper program, which provides for the issuance of unsecured debt with maturities up to 270 days from the date of issuance at interest rates generally extended to companies with comparable credit ratings. The commercial paper program is a source of short-term borrowed funds that may be used from time to time to cover short-term cash needs. We had no obligations outstanding under this program during and at the end of fiscal 2010. There are no financial covenants related to this program.

Universal shelf registration statement. On May 6, 2009, we filed a registration statement with the U.S. Securities and Exchange Commission using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. The registration statement expires on May 5, 2012.

Escrow account. We maintain an escrow account for use in the payment of covered litigation matters. When the Company funds the escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 4—Retrospective Responsibility Plan to our consolidated financial statements. The balance in this account at September 30, 2010 was $1.9 billion and is reflected as restricted cash on our consolidated balance sheet. In October 2010, after the end of our 2010 fiscal year, we deposited an additional $800 million into the escrow account. As these funds are restricted for use solely for the purpose of making payments related to covered litigation matters, we have not included them as part of our liquid assets. However, they should be viewed as a source of cash for purposes of making payments related to settlement of or judgment in covered litigation matters, as described below under Uses of Liquidity.

Credit Ratings

At September 30, 2010, Standard and Poor’s and Moody’s rated our unsecured debt as follows:

	Standard and Poor’s		Moody’s
Debt type	Rating	Outlook	Rating	Outlook
Long-term unsecured debt
Local	A+	Stable	A1	Stable
Foreign	A+	Stable	A1	Stable
Short-term unsecured debt	A-1	Stable	P-1	Stable

Various factors affect our credit ratings, including changes in our operating performance, the economic environment, conditions in the electronic payment industry, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

Uses of Liquidity

Payments settlement. Payments settlement due from and due to issuing and acquiring clients represents our most consistent liquidity requirement, arising primarily from settlement currencies other than the U.S. dollar. U.S. dollar settlements are settled within the same day and do not result in a net receivable or payable balance. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with standard market conventions for domestic transactions and foreign currency transactions. We maintain a liquidity position sufficient to enable uninterrupted daily net settlement. Typically, the highest seasonal liquidity demand is experienced in December and early January during the holiday shopping season.

Covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as covered litigation. As noted above, settlements of, or judgments in, covered litigation are paid from the escrow account. See Note 4—Retrospective Responsibility Plan and Note 22—Legal Matters to our consolidated financial statements, as well as Sources of Liquidity. In fiscal 2010, we made $280 million in covered litigation payments that were funded from the escrow account.

Other litigation. Judgments in and settlements of litigation, other than covered litigation, could give rise to future liquidity needs. For example, in connection with our Retailers’ litigation settlement in fiscal 2003, we were required to make annual settlement payments of $200 million through fiscal 2012. In fiscal 2009, we entered into an agreement to prepay our remaining payment obligations under the original Retailers’ litigation settlement agreement. We made a payment of $682 million to fully satisfy the remaining $800 million obligation in October 2009.

Share repurchase plan. During fiscal 2010, we used $1.0 billion to repurchase approximately 12.9 million shares of our class A common stock under the share repurchase plan authorized in October 2009. In October 2010, after the end of our 2010 fiscal year, our board of directors authorized a second $1.0 billion share repurchase plan to be in place through September 30, 2011, subject to extension or expansion at the determination of our board of directors. Repurchased shares have been retired and constitute authorized but unissued shares.

Dividends. During fiscal 2010, we paid $368 million in dividends. On October 20, 2010, our board of directors declared a quarterly dividend in the aggregate amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $107 million in connection with this dividend in December 2010. See Note 16—Stockholders’ Equity to our consolidated financial statements. We anticipate continuing to pay quarterly dividends in cash, subject to approval by our board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.

Visa Europe put option. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. The put option provides a formula for determining the purchase price of the Visa Europe shares, which subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement) at the time the option is exercised to Visa Europe’s adjusted sustainable income for the forward 12-month period, or the adjusted sustainable income. The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.

At September 30, 2010, we determined the fair value of the put option liability to be approximately $267 million. While this amount represents the fair value of the put option at September 30, 2010, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.

Given the perpetual nature of the put option and the various economic conditions which could be present at the time of exercise, our ultimate obligation in the event of exercise cannot be reliably estimated. The following table calculates our total obligation assuming, for illustrative purposes only, a range of P/E ratios for Visa Inc. and assuming that Visa Europe demonstrates $75 million of adjusted sustainable income at the date of exercise. The $75 million of assumed adjusted sustainable income provided below, for illustrative purposes only, is based on Visa Europe’s forecasted financial results for the year ended September 30, 2010. However, this does not represent an estimate of the amount of adjusted sustainable income Visa Europe would have been able to demonstrate at September 30, 2010 or will be able to demonstrate at any point in time in the future. Should Visa Europe elect to exercise its option, we believe it is likely that it will implement changes in its business operations to move to a for-profit model in order to maximize adjusted sustainable income and, as a result, to increase the purchase price. The table also provides the amount of increase or decrease in the payout, assuming the same range of estimated P/E ratios, for each $25 million of adjusted sustainable income above or below the assumed $75 million demonstrated at the time of exercise. At September 30, 2010, our estimated long-term P/E ratio was 18.8 and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 3.5. At September 30, 2010, the spot P/E ratio was 15.7 and the spot P/E differential, the difference between this ratio and the estimated spot ratio applicable to Visa Europe, was 1.6. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

Visa Inc’s Forward Price-to-Earnings Ratio	Payout Assuming Adjusted Sustainable Income of $75 million(1)	Increase/Decrease in Payout for Each $25 million of Adjusted Sustainable Income Above/Below $75 million
	(in millions)	(in millions)
25	$1,875	$625
20	$1,500	$500
15	$1,125	$375

(1)

Given the large range of different economic environments and circumstances under which Visa Europe could decide to exercise its option, the ultimate purchase price could be several billion dollars or more.

Pension and other postretirement benefits. We sponsor various qualified and nonqualified defined benefit pension plans which generally provide benefits based on years of service, age and eligible compensation. Employees hired before January 1, 2008, earn benefits based on their pay during their last five years of employment. Employees hired or rehired on or after January 1, 2008 earn benefits based on a cash balance formula. Effective January 1, 2011, all employees will accrue benefits under the cash balance formula and will cease to accrue benefits under any other formula. We also sponsor a postretirement benefit plan which provides postretirement medical benefits for retirees and dependents upon meeting minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under the Employee Retirement Income Security Act, or ERISA. Our nonqualified pension and other postretirement benefit plans are funded on a current basis. We typically fund our qualified pension plan in September of each year. Funding does not impact current period pension expense but has the positive impact of reducing future period expense for the plan. In fiscal 2010, 2009 and 2008, we made contributions to our pension and other postretirement plans of $66 million, $170 million and $190 million, respectively. In fiscal 2011, we anticipate to fund our defined benefit pension plans and postretirement plan by approximately $60 million. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets, and related tax consequences.

Capital expenditures. Our capital expenditures decreased during fiscal 2010 reflecting the completion of our new east coast data center in fiscal 2009. The new data center supports our technology objectives related to reliability, scalability, security and new product development. We expect capital expenditures to be approximately $250 million to $275 million in fiscal 2011, as we continue to make ongoing investments in technology and our payments system infrastructure.

Acquisition of CyberSource. On July 21, 2010, we completed our acquisition of CyberSource Corporation for approximately $2.0 billion in cash, or $1.8 billion net of cash received. The combination is expected to accelerate the growth of our eCommerce category and enhance the value of our network, product and service offerings to financial institutions, merchants, partners and consumers. See Note 6—CyberSource Acquisition to our consolidated financial statements.

Other uses. In addition to the principal uses of liquidity described above, we are also required to make interest and principal payments under our outstanding indebtedness. Our total outstanding principal balance of debt at September 30, 2010, net of unamortized issuance costs, was $44 million.

Fair Value Measurements—Financial Instruments

The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2010, our financial instruments measured at fair value on a recurring basis included approximately $5.7 billion of assets, of which $13 million, or less than 1%, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. At September, 30, 2010, debt instruments in this category included auction rate securities. See Note 5—Investments and Fair Value Measurements to our consolidated financial statements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements primarily comprise guarantees. Visa has no off-balance sheet debt, other than lease and purchase order commitments as discussed below and reflected in our contractual obligations table.

Guarantees and Indemnifications

In 2001, Visa International entered into a 20-year lease agreement for premises in London to be occupied by Visa Europe and what is now the headquarters for our Central and Eastern Europe, Middle East and Africa operations. The lease is assigned to Visa Europe Services, Inc., or VESI, a wholly-owned subsidiary of Visa Europe, with Visa International acting as a guarantor to the landlord as required by the laws of the United Kingdom. In the event of a default by VESI, Visa International is obligated to make base lease payments. VESI has agreed to reimburse Visa International for any liabilities that may arise under Visa International’s guarantee to the landlord. Visa International has not made any payments under this guarantee and the estimated fair value of this guarantee was less than $1 million at September 30, 2010.

We indemnify clients for settlement losses suffered by reason of the failure of any other customer to honor Visa cards, traveler’s cheques, or other instruments processed in accordance with our operating regulations. The amount of the indemnification is unlimited. We maintain global credit settlement risk policies and procedures to manage settlement risk which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 13—Settlement Guarantee Management to our consolidated financial statements.

In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement. See Note 19—Commitments and Contingencies to our consolidated financial statements.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material expected or contractually committed future obligation at September 30, 2010. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities. See Note 3—Visa Europe, Note 11—Debt, Note 12—Pension, Postretirement and Other Benefits, Note 19—Commitments and Contingencies, and Note 22—Legal Matters to our consolidated financial statements.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase orders(1)	$725	$102	$60	$—	$887
Leases(2)	70	90	24	12	196
Volume and support incentives(3)	1,788	2,666	1,450	519	6,423
Marketing and sponsorships(4)	110	202	168	105	585
Litigation settlement payments	352	70	—	—	422
Debt	15	24	12	—	51
Other(5)	107	—	—	—	107

Total(6, 7, 8)	$3,167	$3,154	$1,714	$636	$8,671

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
(3)

Represents future cash payments for volume and support incentive agreements with financial institutions and merchants under various programs designed to build sales volume and increase payment product acceptance. These agreements, which range in term from one to thirteen years, provide card issuance, marketing and program support based on specific performance requirements. Payments under these agreements will be offset by revenues earned from higher corresponding payments and transaction volumes. These payment amounts are estimates and will change based on customer performance, execution of new contracts, or amendments to existing contracts. Related amounts disclosed in Note 19—Commitments and Contingencies to our consolidated financial statements represent the associated expected future reduction of revenues related to these agreements.

(4)

Visa is a party to contractual sponsorship agreements ranging from approximately three years to sixteen years. These contracts are designed to help us increase Visa-branded cards and volumes. Over the life of these contracts, Visa is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa has an obligation to spend certain minimum amounts for advertising and marketing promotion over the contract terms. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent.

(5)	Includes dividend amount of $107 million as dividends were declared on October 20, 2010 and will be paid on December 7, 2010 to all holders of record of Visa’s common stock as of November 19, 2010.
(6)

We have liabilities for uncertain tax positions of $443 million, net of offsetting tax benefits associated with the corresponding effects of state and foreign income taxes. At September 30, 2010, we also accrued $58 million of interest and $10 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(7)

Visa granted a perpetual put option to Visa Europe, which if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Due to the perpetual nature of the instrument and the various economic conditions, which could exist when the put is exercised, the ultimate amount and timing of Visa’s obligation, if any, cannot be reliably estimated. Therefore, no amounts related to this obligation have been included in the table. The fair value of the Visa Europe put option itself totaling $267 million at September 30, 2010 has also been excluded from this table as it does not represent the amount or an estimate of the amount of Visa’s obligation in the event of exercise. See Liquidity and Critical Accounting Estimates sections of this Management’s Discussion and Analysis and Note 3—Visa Europe to our consolidated financial statements.

(8)

We evaluate the need to make contributions to our pension plan after considering the funded status of the pension plan, movements in the discount rate, performance of the plan assets, and related tax consequences. Expected contributions to our pension plan have not been included in the table as such amounts are dependent upon the considerations discussed above, and may result in a wide range of amounts. See Note 12—Pension, Postretirement and Other Benefits to our consolidated financial statements.

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

Revenue Recognition—Volume and Support Incentives

Critical Estimates. We enter into incentive agreements with clients, merchants and other business partners to build payments volume and to increase product acceptance. These incentives are generally accounted for as reductions of operating revenue or expense where an identifiable benefit can be identified. Certain volume and support incentives are based on performance targets and are accrued systematically and rationally based upon estimates of future performance. Other incentives are based on fixed payments and are generally deferred, if certain criteria are met. The deferability criteria include the existence of future benefits to Visa, the existence of legally enforceable recoverability clauses, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of the deferred amounts. Capitalized amounts are amortized over the period of contractual recoverability.

Assumptions and Judgment. Estimation of volume and support incentives relies on forecasts of payments volume, estimates of card issuance and card conversion. Performance is estimated using customer reported information, transactional information accumulated from our systems, historical information and discussions with our clients.

Impact if Actual Results Differ from Assumptions. If our clients’ actual performance or recoverable cash flows are not consistent with our estimates, volume and support incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payment and transaction volume. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2010, performance adjustments to volume and support agreements were less than 1% of our total operating revenues.

Fair Value—Visa Europe Put Option

Critical Estimates. We have granted Visa Europe a perpetual put option under which, if exercised, we are required to purchase all of the share capital of Visa Europe from its members at any time. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, as defined in the agreement, at the time the option is exercised to Visa Europe’s adjusted sustainable income for the forward 12-month period, or the adjusted sustainable income. The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items.

Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between the Company and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price. See Note 3—Visa Europe to our consolidated financial statements for further detail regarding the calculation of the put exercise price under the agreement.

The fair value of Visa Europe’s option was estimated to be approximately $267 million at September 30, 2010. While the put option is in fact non-transferable, this amount, recorded in our financial statements represents our estimate of the amount we would be required to pay a third party market participant to transfer the put option in an orderly transaction at the measurement date. The fair value of the put option is computed by comparing the estimated strike price, under the terms of the Put agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is defined as the estimated amount a third party market participant might pay in an arm’s length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe will never exercise its option.

While this amount represents the fair value of the put option at September 30, 2010, it does not represent the actual purchase price that we may be required to pay if the option is exercised, which could be several billion dollars or more. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis for further discussion.

Assumptions and Judgment. The most significant estimates used in the valuation of the fair value of the put option are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the forward price-to-earnings multiple applicable to our common stock, as defined in the put option agreement, and that applicable to Visa Europe on a standalone basis at the time of exercise, which we refer to as the P/E differential.

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

P/E Differential—The P/E differential is determined by estimating the relative difference in the forward price-to-earnings multiples applicable to our common stock, as defined in the put option agreement, and that applicable to Visa Europe at the time of exercise. For valuation purposes, the forward price-to-earnings multiple applicable to our common stock at the time of exercise is estimated by evaluating various quantitative measures and qualitative factors. Quantitatively, we estimate our P/E ratio by dividing the average stock price over the preceding 24 months (the “long-term P/E calculation”) and the last 30 trading dates (the “30-day P/E calculation”) prior to the measurement date by the median estimate of our net income per share for the 12 months starting with the next calendar quarter immediately following the reporting date. This median earnings estimate is obtained from the Institutional Brokers’ Estimate System (I/B/E/S). We then determine the best estimate of our long-term price-to-earnings multiple for valuation purposes by qualitatively evaluating the 30-day P/E calculation as compared to the long-term P/E calculation. In this evaluation we examine both measures to determine whether differences, if any, are the result of a fundamental change in long-term value of the Company or the result of short-term market volatility or other non-Company specific market factors that may not be indicative of our long-term forward P/E. We believe, given the perpetual nature of the put option, that a market participant would more heavily weight long-term value indicators, as opposed to short-term indicators.

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

Other estimates of lesser significance applied include growth rates and foreign currency exchange rates applied in the calculation of Visa Europe’s adjusted sustainable income. The valuation model assumes a large range of annual growth rates, reflecting the different economic environments and circumstances under which Visa Europe could decide to exercise. The lowest growth rates assumed reflect Visa Europe’s current business model as an association, owned by its member banks, while the highest reflect a successful shift to a for-profit model in anticipation of exercise. The scenarios with higher growth rates are assigned a significantly higher probability in the valuation model, as we believe a market participant would more heavily weight these scenarios as it is likely that, should it choose to exercise its option, Visa Europe will seek to maximize the purchase price by adopting a for-profit business model in advance of exercising the put option. The foreign exchange rate used to translate Visa Europe’s results from Euros to U.S. dollars reflects a blend of forward exchange rates observed in the marketplace. The assumed timing of exercise of the put option used in the various modeled scenarios is not an overly significant assumption in the valuation, as obligations calculated in later years are more heavily discounted in the calculation of present value.

Impact if Actual Results Differ from Assumptions. In the determination of the fair value of the put option at September 30, 2010, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 3.5x. The use of a probability of exercise that is 5% higher than our estimate would have resulted in an increase of approximately $33 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $81 million in the value of the put option. The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at September 30, 2010. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that this obligation could become payable within 12 months.

Fair Value—Goodwill and Intangible Assets

Critical Estimates. We are required to estimate the fair value and useful lives of assets acquired and liabilities assumed, including intangible assets, in a business combination. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed is goodwill. We are subsequently required to assess assets acquired and goodwill for impairment.

Assumptions and Judgment. Judgment used in the valuation of assets and liabilities assumed in business combinations, including goodwill and intangible assets, can include the cash flows that an asset is expected to generate, the weighted average cost of capital and a discount rate determined by management. We believe that the assumptions made are comparable to those that market participants would use in making estimates of fair value. Determining the expected life of an intangible asset requires management’s judgment and is based on the evaluation of various factors, including the competitive environment, market share, customer history and macroeconomic situation. We determined that our Visa brand, customer relationships and Visa Europe franchise right are intangible assets with indefinite lives, based on our significant market share, history of strong revenue and cash flow performance, and historical retention rates. As a result of acquiring CyberSource in July 2010, we acquired intangible assets comprising customer relationships, tradenames and reseller relationships, which we determined have finite useful lives ranging from 5 to 15 years. See Note 6—CyberSource Acquisition and Note 9 – Intangible Assets, Net to our consolidated financial statements. Our assets acquired, liabilities assumed and related goodwill are assigned to respective reporting units, and goodwill impairment is assessed at the reporting unit level.

Indefinite-lived intangible assets. Annually or whenever events or changes in circumstances indicate that impairment may exist, we test each category of indefinite-lived intangible assets for impairment on an aggregate basis, which may require the allocation of cash flows and/or an estimate of fair value to those assets or asset group. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. We rely on a number of factors when completing impairment assessment including a review of discounted future cash flows, business plans and use of present value techniques. As of July 1, 2010, we evaluated our indefinite-lived intangible assets for impairment and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment may exist thereafter as reflected by the overall performance of our business and market capitalization.

Finite-lived intangible assets. We evaluate the recoverability of finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. No events or changes in circumstances indicate that finite-lived intangible assets were impaired as of September 30, 2010.

Goodwill. Review of goodwill impairment is completed annually or whenever events or changes in circumstances indicate that impairment may exist. Goodwill impairment is reviewed using a two-step process that involves comparing the fair value of the reporting unit to its carrying value and comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We rely on a number of factors when completing impairment assessment including a review of discounted future cash flows, business plans and use of present value techniques. We evaluated our goodwill for impairment on July 1, 2010, and concluded there was no impairment as of that date. Subsequent to this annual assessment, we completed the CyberSource acquisition on July 21, 2010, which resulted in an additional $1.2 billion in goodwill and established a second reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. Of the $1.2 billion, approximately $0.8 billion was allocated to the second reporting unit. The remainder was allocated to our original reporting unit to reflect the incremental growth and synergy this acquisition will provide to our existing business. No recent events or changes in circumstances indicate that impairment exist as reflected by the business performance of our reporting units and overall market capitalization.

Impact if Actual Results Differ from Assumptions. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges. The carrying values of goodwill and intangible assets, net were $11.4 billion and $11.5 billion, respectively, including $10.9 billion of indefinite-lived intangible assets and $595 million of finite-lived intangible assets, net at September 30, 2010.

Legal and Regulatory Matters

Critical Estimates. We are currently involved in various legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.

Assumptions and Judgment. We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is considered probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates.

Our retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the covered litigation. The plan’s mechanisms include the use of the litigation escrow account. The accrual related to covered litigation could be either higher or lower than the escrow account balance. We did not record an additional accrual for covered litigation during fiscal 2010. See Note 4—Retrospective Responsibility Plan to our consolidated financial statements.

Impact if Actual Results Differ from Assumptions. Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations. See Note 22—Legal Matters to our consolidated financial statements.

Income Taxes

Critical Estimates. In calculating our effective tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

Assumptions and Judgment. We have various tax filing positions with regard to the timing and amount of deductions and credits, the establishment of reserves for audit matters and the allocation of income among various tax jurisdictions. We are also required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities.

Impact if Actual Results Differ from Assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities, including our current and deferred tax benefits associated with the settlement of the American Express litigation and the Discover litigation and other matters. See Note 22—Legal Matters to our consolidated financial statements. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded, and we were unable to realize this benefit, it could have a material and adverse effect on our financial results and cash flows.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss arising from adverse changes in market factors. Our exposure to financial market risks results primarily from fluctuations in foreign currency exchange rates, interest rates and equity prices. Cash and cash equivalents are not considered to be subject to significant interest rate risk due to the short period of time to maturity. Aggregate risk exposures are monitored on an ongoing basis. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Although most of our activities are transacted in U.S. dollars, we are exposed to adverse fluctuations in foreign currency exchange rates. Risks from foreign currency exchange rate fluctuations are primarily related to adverse changes in the dollar value of revenues generated from foreign currency-denominated transactions and adverse changes in the dollar value of payments in foreign currencies, primarily for expenses at our non-U.S. locations. We manage these risks by entering into foreign currency forward contracts with cash flow hedge accounting designation that hedge exposures of the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar denominated cash flows. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.

We utilize a rolling hedge strategy program to reduce the exchange rate risk from forecasted net exposure of revenues derived from and payments made in foreign currencies during the immediately following 12 months. The aggregate notional amount of our foreign currency forward contracts outstanding in our exchange rate risk management program was $627 million and $742 million at September 30, 2010 and September 30, 2009, respectively. The aggregate notional amount of $627 million outstanding at September 30, 2010 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results for this period could materially differ from our forecast. The effect of a hypothetical 10% change of the U.S. dollar is estimated to create an additional fair value gain or loss of approximately $55 million on our foreign currency forward contracts outstanding at September 30, 2010. See Note 14—Derivatives Financial Instruments to our consolidated financial statements.

We are also subject to foreign currency exchange risk in daily settlement activities. This risk arises from the timing of rate setting for settlement with clients relative to the timing of market trades for balancing currency positions. Risk in settlement activities is limited through daily operating procedures, including the utilization of Visa settlement systems and our interaction with foreign exchange trading counterparties.

Interest Rate Risk

Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. These assets are included in cash equivalents, short-term available-for-sale investments and long-term available-for-sale investments. Investments in fixed rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Historically, we have been able to hold investments until maturity. Our operating results or cash flows have not been, and are not expected to be, materially impacted by a sudden change in market interest rates.

The fair value balances of our fixed-rate investment securities in fiscal 2010 and 2009 were $135 million and $176 million, respectively. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on our investment portfolio at September 30, 2010. The fair value balances of our adjustable-rate debt securities were $13 million and $34 million at September 30, 2010 and 2009, respectively.

We also have fixed rate debt which is subject to interest rate risk. A hypothetical 100 basis point increase or decrease in interest rates would have impacted the fair value of the debt by approximately $1 million at September 30, 2010.

Visa Europe Put Option

We have a liability related to the put option with Visa Europe which is recorded at fair market value at September 30, 2010. We are required to record any change in the fair value of the put option on a quarterly basis. In the determination of the fair value of the put option at September 30, 2010, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 3.5x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $33 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $81 million in the value of the put option. See Liquidity and Capital Resources and Critical Accounting Estimates above.

Pension Plan Risks

Our U.S. defined benefit pension plan assets were $766 million and $703 million and projected benefit obligations were $743 million and $739 million at September 30, 2010 and September 30, 2009, respectively. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the plan, an increase in pension cost and an increase in required funding. We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for fiscal 2011, which we expect to make in September 2011.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

ITEM 8.	Financial Statements and Supplementary Data

VISA INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Visa Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2010. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Francisco, California

November 19, 2010

VISA INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	September 30, 2009
	(in millions, except par value data)
Assets
Cash and cash equivalents	$3,867	$4,617
Restricted cash—litigation escrow (Note 4)	1,866	1,365
Investment securities
Trading (Note 5)	60	59
Available-for-sale (Note 5)	124	56
Settlement receivable	402	605
Accounts receivable	476	444
Customer collateral (Note 13)	899	812
Current portion of volume and support incentives	175	214
Current portion of deferred tax assets (Note 21)	623	703
Prepaid expenses and other current assets (Note 7)	242	366

Total current assets	8,734	9,241
Restricted cash—litigation escrow (Note 4)	70	350
Investment securities, available-for-sale (Note 5)	24	168
Volume and support incentives	101	102
Property, equipment and technology, net (Note 8)	1,357	1,204
Other assets (Note 7)	197	125
Intangible assets, net (Note 9)	11,478	10,883
Goodwill	11,447	10,208

Total assets	$33,408	$32,281

Liabilities
Accounts payable	$137	$156
Settlement payable	406	634
Customer collateral (Note 13)	899	812
Accrued compensation and benefits	370	396
Volume and support incentives	418	284
Accrued liabilities (Note 10)	625	754
Current portion of long-term debt (Note 11)	12	12
Current portion of accrued litigation (Note 22)	631	1,394

Total current liabilities	3,498	4,442
Long-term debt (Note 11)	32	44
Accrued litigation (Note 22)	66	323
Deferred tax liabilities (Note 21)	4,181	3,807
Other liabilities (Note 10)	617	472

Total liabilities	8,394	9,088

Commitments and contingencies (Note 19)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2010	September 30, 2009
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 493 and 470 shares issued and outstanding at September 30, 2010 and September 30,2009, respectively (Note 16)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2010 and September 30, 2009 (Note 16)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 97 and 131 shares issued and outstanding at September 30, 2010 and September 30, 2009, respectively (Note 16)	—	—
Additional paid-in capital	20,794	21,160
Class C treasury stock (Note 16)	—	(2)
Accumulated income	4,368	2,219
Accumulated other comprehensive loss, net
Investment securities, available-for-sale	3	10
Defined benefit pension and other postretirement plans	(115)	(136)
Derivative instruments	(40)	(58)
Foreign currency translation gain (loss)	1	(4)

Total accumulated other comprehensive loss, net	(151)	(188)

Total Visa Inc. stockholders’ equity	25,011	23,189
Non-controlling interest	3	4
Total equity	25,014	23,193

Total liabilities and equity	$33,408	$32,281

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2010	2009	2008
	(in millions, except per share data)
Operating Revenues
Service revenues	$3,497	$3,174	$3,061
Data processing revenues	3,125	2,430	2,073
International transaction revenues	2,290	1,916	1,721
Other revenues	713	625	569
Volume and support incentives	(1,560)	(1,234)	(1,161)

Total operating revenues	8,065	6,911	6,263

Operating Expenses
Personnel	1,222	1,228	1,314
Network, EDP and communications	425	393	339
Advertising, marketing and promotion	964	918	1,016
Professional and consulting fees	286	268	323
Depreciation and amortization	265	226	237
Administrative and other	359	338	332
Litigation provision (Note 22)	(45)	2	1,470

Total operating expenses	3,476	3,373	5,031

Operating income	4,589	3,538	1,232

Other Income (Expense)
Equity in earnings of unconsolidated affiliates	(7)	—	1
Interest expense	(72)	(115)	(143)
Investment income, net (Note 5)	49	575	211
Other	79	2	35

Total other income	49	462	104

Income before income taxes	4,638	4,000	1,336
Income tax expense	1,674	1,648	532

Net income including non-controlling interest	2,964	2,352	804
Loss attributable to non-controlling interest	2	1	—

Net income attributable to Visa Inc.	$2,966	$2,353	$804

Basic earnings per share (Note 17)
Class A common stock	$4.03	$3.10	$0.96

Class B common stock	$2.31	$1.98	$0.85

Class C common stock	$4.03	$3.10

Class C (series I) common stock			$0.96

Class C (series II) common stock			$0.79

Class C (series III and IV) common stock			$0.96

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended September 30,
	2010	2009	2008
	(in millions, except per share data)
Basic weighted average shares outstanding (Note 17)
Class A common stock	482	451	239

Class B common stock	245	245	333

Class C common stock	112	148

Class C (series I) common stock			191

Class C (series II) common stock			56

Class C (series III and IV) common stock			44

Diluted earnings per share (Note 17)
Class A common stock	$4.01	$3.10	$0.96

Class B common stock	$2.30	$1.98	$0.85

Class C common stock	$4.01	$3.10

Class C (series I) common stock			$0.96

Class C (series II) common stock			$0.79

Class C (series III and IV) common stock			$0.96

Diluted weighted average shares outstanding (Note 17)
Class A common stock	739	759	770

Class B common stock	245	245	333

Class C common stock	112	148

Class C (series I) common stock			191

Class C (series II) common stock			56

Class C (series III and IV) common stock			44

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock
	Class A	Class B	Class C(1)	Class C (series II)	Class C (series III and series IV)	Additional Paid-In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficit)
	(in millions, except per share data)
Balance as of September 30, 2007(2)	—	—	—	—	—	$—	$—	$(501)	$—	$38	$(463)

Tax adjustment as a result of adoption of FASB ASC 740								8			8
Net income attributable to Visa Inc.								804			804
Other comprehensive loss, net of tax									(70)		(70)

Comprehensive income including non-controlling interest											734
Elimination of non-controlling interests as part of reorganization										(38)	(38)
Issuance of regional classes of common stock		426	258			12,613					12,613
Issuance of class EU (series I and series III) common stock					63	3,068					3,068
Issuance of class EU (series II) common stock				28		1,104					1,104
Conversion of regional common stock in the true-up (Note 16)		(26)	27			1,150					1,150
Issuance of class C (series II) common stock				52		—					—
Reclassification of common stock upon IPO:
Class C (series III) common stock to liabilities (Note 16)					(35)	(1,508)					(1,508)
Class C (series II) common stock to temporary equity (Note 16)				(80)		(1,104)		(21)			(1,125)
Proceeds from issuance of class A common stock, net of offering expenses of $586 (Note 16)	447					19,064					19,064
Issuance of restricted share awards	1					—					—
Redemption of class B and class C common stock (Note 16)		(155)	(160)			(13,446)					(13,446)
Accretion of class C (series II) common stock								(19)			(19)
Share-based compensation (Note 18)						80					80
Cash dividends declared and paid, at a quarterly amount of $0.105 per as-converted share								(93)			(93)
Impact of cash dividend declaration on class C (series II) common stock								8			8
Special IPO dividends received from cost-method investees (Note 16)			(1)			39	(35)				4

Balance as of September 30, 2008	448	245	124	—	28	$21,060	$(35)	$186	$(70)	$—	$21,141

Net income attributable to Visa Inc.								2,353			2,353
Loss attributable to non-controlling interest										(1)	(1)
Other comprehensive loss, net of tax									(118)		(118)

Comprehensive income including non-controlling interest											2,234
Issuance of restricted share awards	1					—					—
Conversion of class C (series III) and class C (series IV) into class C (series I) common stock (Note 16)			28		(28)						—

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock
	Class A	Class B	Class C(1)	Class C (series II)	Class C (series III and series IV)	Additional Paid-In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity (Deficit)
	(in millions, except per share data)
Conversion of class C common stock upon sale into public market (Note 16)	21		(21)								—
Share-based compensation (Note 18)						115					115
Excess tax benefit for share-based compensation						7					7
Cash proceeds from exercise of stock options						32					32
Restricted stock instruments settled in cash for taxes						(22)					(22)
Accretion of class C (series II) common stock								(2)			(2)
Cash dividends declared and paid, at a quarterly amount of $0.105 per as-converted share								(318)			(318)
Gain upon issuance of equity interest in joint venture (Note 1)						6					6
Retirement of treasury stock						(39)	34				(5)
Special IPO dividends received from cost-method investees (Note 16)						1	(1)				—
Investment in partially-owned consolidated subsidiary										5	5

Balance as of September 30, 2009	470	245	131	—	—	$21,160	$(2)	$2,219	$(188)	$4	$23,193

Net income attributable to Visa Inc.								2,966			2,966
Loss attributable to non-controlling interest										(2)	(2)
Other comprehensive income, net of tax									37		37

Comprehensive income including non-controlling interest											3,001
Issuance of restricted share awards	1										—
Conversion of class C common stock upon sale into public market (Note 16)	34		(34)								—
Share-based compensation (Note 18)						131					131
Excess tax benefit for share-based compensation						14					14
Cash proceeds from exercise of stock options	1					56					56
Restricted stock instruments settled in cash for taxes						(14)					(14)
Cash dividends declared and paid, at a quarterly amount of $0.125 per as-converted share (Note 16)								(368)			(368)
Retirement of treasury stock						(2)	2				—
Repurchase of class A common stock (Note 16)	(13)					(551)		(449)			(1,000)
Special IPO dividends received from cost-method investees (Note 16)						1					1
Investment in partially-owned consolidated subsidiary						(1)				1	—

Balance as of September 30, 2010	493	245	97	—	—	$20,794	$—	$4,368	$(151)	$3	$25,014

(1)	Shares of class C (series I) common stock were designated as class C common stock with no series designation upon October 2008 redemption.
(2)	Historical balances for periods prior to October 1, 2007 represent balances for Visa U.S.A., the accounting acquirer in the October 2007 reorganization.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2010	2009	2008
	(in millions)
Net income including non-controlling interest	$2,964	$2,352	$804
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized (loss) gain (Note 5)	(10)	18	(27)
Income tax effect	4	(7)	11
Reclassification adjustment for net (gain) loss realized in net income including non-controlling interest	(1)	(3)	25
Income tax effect	—	1	(10)
Defined benefit pension and other postretirement plans	35	(112)	(104)
Income tax effect	(14)	42	40
Derivative instruments
Net unrealized (loss) gain	(28)	(92)	2
Income tax effect	6	30	(1)
Reclassification adjustment for net loss (gain) realized in net income including non-controlling interest	61	6	(2)
Income tax effect	(21)	(2)	1
Foreign currency translation gain (loss)	5	1	(5)

Other comprehensive income (loss), net of tax	37	(118)	(70)

Comprehensive income including non-controlling interest	$3,001	$2,234	$734
Comprehensive loss attributable to non-controlling interest	2	1	—

Comprehensive income attributable to Visa Inc.	$3,003	$2,235	$734

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2010	2009	2008
	(in millions)
Operating Activities
Net income including non-controlling interest	$2,964	$2,352	$804
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Gain on sale of other investments	(6)	(473)	—
Depreciation and amortization of property, equipment and technology	265	226	237
Share-based compensation	131	115	74
Excess tax benefit for share-based compensation	(14)	(7)	—
Restricted stock instruments settled in cash for taxes	(14)	(22)	—
Fair value adjustment for liability under the Framework Agreement	—	—	(35)
Fair value adjustment for the Visa Europe put option	(79)	—	—
Interest earned on litigation escrow, net of tax	(1)	(15)	(13)
Net recognized (gain) loss on investment securities, including other-than-temporary impairment	(21)	5	34
Asset impairment	3	11	34
Loss on disposal of property, equipment and technology	—	2	—
Amortization of volume and support incentives	1,560	1,234	1,161
Litigation provision and accretion	(18)	95	1,601
Equity in earnings of unconsolidated affiliates	7	—	(1)
Deferred income taxes	249	297	(27)
Change in operating assets and liabilities:
Trading securities	(1)	34	—
Accounts receivable	(7)	(102)	(24)
Settlement receivable	203	526	(543)
Volume and support incentives	(1,386)	(1,136)	(1,378)
Other assets	(41)	(109)	(158)
Accounts payable	(21)	(3)	(10)
Settlement payable	(245)	(461)	451
Accrued compensation and benefits	(26)	(23)	(115)
Accrued and other liabilities	191	213	(33)
Accrued litigation	(1,002)	(2,201)	(1,525)
Member deposits	—	—	(3)

Net cash provided by operating activities	2,691	558	531

Investing Activities
Investment securities, available-for-sale:
Purchases	(11)	(7)	(1,509)
Proceeds from sales and maturities	67	297	2,458
Distribution from money market investment	89	884	—
Reclassification of money market investment	—	—	(983)
Purchases of/contributions to other investments	(17)	(48)	(25)
Proceeds from sale of other investments	9	1,008	—
Dividends/distributions from other investments	2	2	22
Acquisition, net of cash received of $147	(1,805)	—	—
Cash acquired through reorganization	—	—	1,002
Purchases of property, equipment and technology	(241)	(306)	(415)
Proceeds from disposal of property, equipment and technology	3	—	4

Net cash (used in) provided by investing activities	(1,904)	1,830	554

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2010	2009	2008
	(in millions)
Financing Activities
Proceeds from short-term borrowing	—	—	2
Payments on short-term borrowing	—	—	(2)
Proceeds from sale of common stock, net of issuance costs of $550	—	—	19,100
Excess tax benefit for share-based compensation	14	7	—
Cash proceeds from exercise of stock options	56	32	—
Funding of litigation escrow account—Retrospective Responsibility Plan	(500)	(1,800)	(3,000)
Payment from litigation escrow account—Retrospective Responsibility Plan	280	2,028	1,085
Funding of tax escrow account for income tax withheld on stock proceeds	—	—	(116)
Payments from tax escrow account	—	—	116
Payment for redemption of stock	—	(2,646)	(13,446)
Dividends paid	(368)	(318)	(93)
Principal payments on debt	(12)	(50)	(18)
Principal payments on capital lease obligations	(12)	(4)	(4)
Repurchase of class A common stock	(1,000)	—	—

Net cash (used in) provided by financing activities	(1,542)	(2,751)	3,624

Effect of exchange rate changes on cash and cash equivalents	5	1	(5)

(Decrease) increase in cash and cash equivalents	(750)	(362)	4,704
Cash and cash equivalents at beginning of year	4,617	4,979	275

Cash and cash equivalents at end of year	$3,867	$4,617	$4,979

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,291	$1,172	$678
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$31	$18	$32
Interest payments on debt	$4	$7	$8
Common stock issued in reorganization	$—	$—	$17,935
Assets acquired in joint venture with note payable and equity interest issued	$—	$22	$—

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of cash and checks. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited (“VWPL”), Visa Canada Corporation (“Visa Canada”), Inovant LLC (“Inovant”) and CyberSource Corporation (“CyberSource”), operate the world’s largest retail electronic payments network. The Company provides financial institutions with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards, which are the independent responsibility of the Company’s issuing clients. In order to respond to industry dynamics and enhance Visa’s ability to compete, Visa undertook a reorganization in October 2007, and in March 2008 the Company completed its initial public offering, or the IPO. See Note 2—The Reorganization. In July 2010, the Company completed its acquisition of CyberSource in order to expand the Company’s online payment, fraud, and security management capabilities and to accelerate its growth in eCommerce. The results of CyberSource are included in the Company’s results from the acquisition date. See Note 6—CyberSource Acquisition.

Consolidation and basis of presentation. The consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates all entities that are controlled by ownership of a majority voting interest as well as variable interest entities for which the Company is the primary beneficiary. Non-controlling interests are reported as a component of equity. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications, not affecting net income, have been made to prior period information to conform to the current period presentation format, including reclassification of $85 million and $115 million of contractor expense, which was previously reported in professional and consulting fees, to personnel for fiscal years 2009 and 2008, respectively.

The Company has one reportable segment, “Payment Services”. The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of Visa Inc. as a single global business.

Use of estimates. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Future actual results could materially differ from these estimates. The use of estimates in specific accounting policies is described further below as appropriate.

Cash and cash equivalents. Cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Restricted cash—litigation escrow. The Company deposited funds from the IPO and its own funds into an escrow account from which settlements of, or judgments in, the covered litigation will be paid. See Note 4—Retrospective Responsibility Plan for discussion of covered litigation. The escrow funds are held in money market investments together with the income earned, less applicable taxes payable, and classified as restricted cash on the consolidated balance sheet. The amount of the escrow account, equivalent to the actual undiscounted amount of payments expected to be made beyond one year from the balance sheet date for settled claims, is classified as a non-current asset. Interest earned on escrow funds is included in investment income, net, on the consolidated statement of operations.

Investments and fair value. The Company measures certain required assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported under a three-level valuation hierarchy. The classification of the Company’s financial assets and liabilities within the hierarchy is as follows:

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

Level 2 assets include U.S. government-sponsored debt securities for which fair value is based on quoted prices in active markets for similar assets, and other observable inputs. Foreign exchange derivative instruments in an asset or liability position are also classified in Level 2 and are valued using inputs that are derived principally from or corroborated with observable market data.

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

Effective fiscal 2010, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that allows companies to use net asset value per share as a fair value measurement without further adjustment as a practical expedient. The adoption did not have a material impact on the consolidated financial statements. Additional disclosures required are not presented because the related investments are not material to the overall consolidated financial statements.

Furthermore, the Company adopted FASB guidance to disclose significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The guidance also clarified existing disclosure requirements for the disaggregation of assets and liabilities presented and discussion of inputs and valuation techniques. See Note 5—Investments and Fair Value Measurements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

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

The Company evaluates its debt securities for other-than-temporary impairment, or OTTI, on an ongoing basis. OTTI is assessed when fair value is below amortized cost. OTTI can be triggered when a company has the intent to sell a security, is more likely than not required to sell the security before recovery of the amortized cost basis, or does not expect to recover the entire amortized cost basis of the security. The Company has not presented required separate disclosures because its gross unrealized loss positions in debt securities for the periods presented are not material. In addition, the credit and non-credit loss components of debt securities on the balance sheet for which OTTI was previously recognized were not material. The Company had no OTTI for available-for-sale debt securities during fiscal 2010. The Company recognized OTTI of $9 million during fiscal 2009 primarily related to corporate debt, mortgage backed and asset backed securities, and $9 million during fiscal 2008 primarily related to auction rate securities.

Trading assets include mutual fund equity security investments related to various employee compensation and benefit plans. The trading activity of these investments is dependent upon the actions of the Company’s employees. Interest and dividend income and changes in fair value are recorded in investment income, net, and offset in personnel expense on the consolidated statements of operations.

The Company uses the equity method of accounting for investments in other entities when it holds between 20% and 50% ownership in the entity or when it exercises significant influence. Under the equity method, the Company’s share of each entity’s profit or loss is reflected in equity in earnings of unconsolidated affiliates on the consolidated statements of operations. The equity method of accounting is also used for flow-through entities such as limited partnerships and limited liability companies when the investment ownership percentage is equal to or greater than 5% of outstanding ownership interests, regardless of whether the Company has significant influence over the investees.

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

The Company regularly reviews investments accounted for under the cost and equity methods for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Financial instruments. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash-litigation escrow, trading and available-for sale investments, the Reserve Primary Fund (see Note 7—Prepaid Expenses and Other Assets), accounts receivable, non-marketable equity investments, customer collateral, accounts payable, debt, settlement guarantees, derivative instruments, the Visa Europe put option, and settlement receivable and payable. The estimated fair value of such instruments at September 30, 2010 approximates their carrying value as reported on the consolidated balance sheets except as otherwise disclosed, or as deemed impracticable to estimate the fair value, such as for non-marketable equity investments. See Note 5—Investments and Fair Value Measurements.

Settlement receivable and payable. The Company operates systems for clearing and settling customer payment transactions. Net settlements are generally cleared within one to two business days, resulting in amounts due to and from clients. These settlement receivables and payables are stated at cost and are presented gross on the consolidated balance sheets.

Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure their performance of settlement obligations arising from credit, debit and travelers cheque product clearings. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets. Non-cash collateral assets are held on behalf of the Company by a third party and are not recorded on the consolidated balance sheets. See Note 13—Settlement Guarantee Management.

Property, equipment and technology, net. Property, equipment and technology, net are recorded at historical cost less accumulated depreciation and amortization, which are computed on a straight-line basis over the asset’s estimated useful life. Depreciation and amortization of technology, furniture, fixtures and equipment are computed over estimated useful lives ranging from 2 to 7 years. Capital leases are amortized over the lease term and leasehold improvements are amortized over the shorter of the useful life of the asset or lease term. Building improvements are depreciated between 3 and 40 years, and buildings are depreciated over 40 years. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life. Land and construction-in-progress are not depreciated. Fully depreciated assets are retained in property, equipment and technology, net, until removed from service.

Technology includes purchased and internally developed software, including technology assets acquired in the July 2010 CyberSource acquisition. Internally developed software represents software primarily used by the VisaNet electronic payment network. Internal and external costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology’s estimated useful life.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Leases. The Company enters into operating and capital leases for the use of premises, software and equipment. Rent expense related to lease agreements which contain lease incentives is recorded on a straight-line basis.

Intangible assets, net. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that impairment may exist.

Indefinite-lived intangible assets consist of tradename, customer relationships and Visa Europe franchise right acquired in the October 2007 reorganization. The Company tests each category of indefinite-lived intangible assets for impairment on an aggregate basis, which may require the allocation of cash flows and/or an estimate of fair value to those assets or asset group. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The Company relies on a number of factors when completing impairment assessments, including a review of discounted future cash flows, business plans and use of present value techniques. The Company evaluated its indefinite-lived intangible assets for impairment as of July 1, 2010 and concluded there was no impairment as of that date.

Finite-lived intangible assets include those acquired in the July 2010 CyberSource acquisition, and consist of customer relationships, tradenames and reseller relationships. These intangibles have useful lives ranging from 5 years to 15 years. Since the acquisition of CyberSource, no events or changes in circumstances indicate that impairment exists. See Note 6—CyberSource Acquisition and Note 9—Intangible Assets, Net.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of July 1st, or whenever events or changes in circumstances indicate that impairment may exist. Impairment is reviewed using a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company relies on a number of factors when completing impairment assessments including a review of discounted future cash flows, business plans and use of present value techniques.

The Company evaluated its goodwill for impairment on July 1, 2010 and concluded there was no impairment as of that date. Subsequent to this annual assessment, the Company completed the CyberSource acquisition on July 21, 2010, which resulted in additional goodwill. The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. No recent events or changes in circumstances indicate that impairment exists as reflected by the Company’s overall business performance and market capitalization.

Volume and support incentives. The Company enters into incentive agreements with clients, merchants, and other business partners designed to build payments volume and to increase product acceptance. These incentives are generally accounted for as reductions of operating revenues, or

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

expenses where an identifiable benefit can be established. The Company generally capitalizes certain incentive payments under these agreements if certain criteria are met. The capitalization criteria include the existence of future benefits to Visa, the existence of legally enforceable recoverability clauses, such as early termination clauses, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of the deferred amounts. Incentives are accrued systematically and rationally based on management’s estimate of the clients’ performance. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate. Capitalized amounts are amortized over the period of contractual recoverability.

Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. Litigation accruals associated with settled obligations to be paid over periods longer than one year are initially recorded using the present value of future payment obligations. The obligation is accreted to its full payment value with the corresponding accretion charge included in interest expense on the consolidated statement of operations. The Company expenses legal costs as incurred in professional and consulting fees. See also Note 22—Legal Matters.

Revenue recognition. The Company’s operating revenues are comprised principally of service revenues, data processing revenues, international transaction revenues and other revenues, reduced by costs incurred under volume and support incentives. The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Service revenues predominantly represent payments by clients with respect to their card programs carrying marks of the Visa brand and are based principally upon spending on Visa-branded cards for goods and services. Current quarter service revenues are primarily assessed using a calculation of pricing applied to the prior quarter’s payments volume. The Company also earns revenues from assessments designed to support ongoing acceptance and volume growth initiatives. These revenues are recognized in the same period the related volume is transacted.

Data processing revenues represent revenues earned for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among the Company’s clients globally and Visa Europe. These revenues are recognized in the same period the related transactions occur or services are rendered. Data processing revenues also include revenues earned for transactions processed by CyberSource’s online payment gateway.

International transaction revenues are assessed to clients on cardholder transactions where the cardholder’s issuer country is different from the merchant’s country. Revenues from these cross-border transactions are recognized in the same period the related transactions occur or services are rendered.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Other revenues primarily include revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement (see Note 3—Visa Europe), and fees from cardholder services and licensing and certification. Other revenues also include optional service or product enhancements, such as extended cardholder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are rendered.

Advertising, marketing and promotion. The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Sponsorship costs are recognized over the period in which the Company benefits from the sponsorship rights. Promotional items are expensed as incurred, when the related services are received, or when the related event occurs.

Income taxes. The Company’s income tax expense consists of two components: current and deferred. Current income tax expense represents taxes to be paid for the current period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis of existing assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portions that are not expected to be realized based on the level of historical taxable income, projections of future taxable income over the periods in which the temporary differences are deductible, and allowable tax planning strategies.

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

Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on matching the duration of a pool of high quality corporate bonds to the expected benefit payment stream, and is used to determine the present value of the Company’s future benefit obligations. The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, approximately 8 years for United States plans. Other assumptions involve demographic factors such as retirement, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.

The Company recognizes the funded status of its benefit plans in its consolidated balance sheet as a separate component of accumulated other comprehensive income (loss) within equity. The

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Company immediately recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, when certain thresholds are met. The Company began including annual disclosures about the fair value of its pension plan assets in fiscal 2010, as required. See Note 12—Pension, Postretirement and Other Benefits.

Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to conversion and remeasurement are recorded in administrative and other in the consolidated statements of operations.

The functional currency for Visa Canada is the Canadian dollar. Translation from the Canadian dollar to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.

Derivative financial instruments. The Company uses forward foreign exchange contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted operating revenues and expenses. Derivatives are carried at fair value on the consolidated balance sheets. Gains and losses resulting from changes in fair value of derivative instruments are accounted for either in accumulated other comprehensive income (loss) on the consolidated balance sheets, or in the consolidated statements of operations (in the corresponding account where revenue or expense is hedged, or to administrative and other for hedge amounts determined to be ineffective) depending on whether they are designated and qualify for hedge accounting. Fair value represents the difference in the value of the contracts at the contractual rate and the value at current market rates, and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments.

Additional disclosures that demonstrate how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows have not been presented because the impact of derivative instruments is immaterial to the overall consolidated balance sheets, statements of operations and statements of comprehensive income. See Note 14—Derivative Financial Instruments.

Guarantees and indemnifications. The Company recognizes an obligation for guarantees and indemnifications at inception if the fair value is estimable, regardless of the probability of occurrence. The Company indemnifies issuing and acquiring clients from settlement losses suffered by the failure of any other customer to honor drafts, travelers cheques, or other instruments processed in accordance with Visa’s operating regulations. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets and is described in Note 13—Settlement Guarantee Management. The Company also indemnifies Visa Europe for any claims brought against Visa Europe arising out of the provision of services by Visa Inc.’s customer financial institutions, as described in Note 3—Visa Europe.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Share-based compensation. The Company recognizes share-based compensation cost using the fair value method of accounting. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance and market condition based awards is initially estimated based on target performance and is adjusted as appropriate based on management’s best estimate throughout the performance period. See Note 18—Share-based Compensation.

Earnings per share. The Company calculates earnings per share using the two-class method to reflect the different rights of each class and series of outstanding common stock. The dilutive effect of incremental common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. See Note 17—Earnings Per Share. Beginning in the first quarter of fiscal 2010, the Company included unvested instruments granted in share-based payment transactions that have non-forfeitable rights to dividends or dividend equivalents in the calculation of earnings per share as a separate class of security. This change did not result in any impact to fiscal 2009 and 2008 full year diluted class A net income per share.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 810-10, “Consolidation”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company will adopt ASC 810-10 effective October 1, 2010. Early adoption is prohibited. The adoption is not expected to have a material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The Company will adopt ASU 2009-13 effective October 1, 2010. The adoption is not expected to have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, which requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. This ASU impacts disclosures only. The Company will adopt this guidance in the second quarter of fiscal 2011. See Note 5—Investments and Fair Value Measurements.

Note 2—The Reorganization

In a series of transactions from October 1 to October 3, 2007, Visa undertook a reorganization in which Visa U.S.A., Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. and the retrospective responsibility plan was established. See Note 4—Retrospective Responsibility Plan. The Company reflected the reorganization as a single transaction occurring on October 1, or the reorganization date, using the purchase method of accounting with Visa U.S.A. as the accounting acquirer. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions. See Note 3—Visa Europe.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The Company issued different classes and series of common stock in the reorganization reflecting the different rights and obligations of the Visa financial institution members and Visa Europe. Total shares authorized and issued in the reorganization totaled approximately 775 million shares of class B and class C common stock. A significant portion of the common stock issued to Visa Europe was redeemed in October 2008. See Note 16 —Stockholders’ Equity.

Note 3—Visa Europe

Under the terms of the reorganization, Visa Europe exchanged its ownership interest in Visa International and Inovant for Visa Inc. common stock as described in Note 2—The Reorganization, a put-call option agreement and a Framework Agreement, as described below.

Visa Europe Put Option Agreement. The Company granted Visa Europe a perpetual put option, which if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The Company is required to purchase the shares of Visa Europe no later than 285 days after exercise of the put option. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised to Visa Europe’s adjusted sustainable income for the forward 12-month period, or the adjusted sustainable income. The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between the Company and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.

At September 30, 2010, the Company revalued the put option, reducing its estimated fair value to approximately $267 million and recorded corresponding non-cash, other non-operating income of $79 million. This reduction in value was primarily the result of declines in the Company’s P/E ratio during the second half of fiscal 2010 and does not reflect any change in the likelihood that Visa Europe will exercise its option.

While this amount represents the fair value of the put option at September 30, 2010, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions, could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third party market participant to transfer the potential obligation in an orderly transaction at the measurement date.

The fair value of the put option is computed by comparing the estimated strike price, under the terms of the Put agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is defined as the estimated amount a third party market participant might pay in an arm’s length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe will never exercise its option.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The estimated fair value of the put option represents a Level 3 accounting estimate due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. See Note 5—Investments and Fair Value Measurements. The valuation of the put option therefore requires substantial judgment. The most subjective of estimates applied in valuing the put option are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential”.

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

In determining the fair value of the put option at September 30, 2010, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 3.5x. In determining the fair value of the put option at September 30, 2009, the Company assumed a 40% probability of exercise by Visa Europe and an estimated long-term P/E differential at the time of exercise of 5.3x. The decrease in the P/E differential reflects the overall decrease in Visa Inc.’s P/E during the second half of fiscal 2010.

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at September 30, 2010. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.

Visa Call Option Agreement. Visa Europe granted to Visa Inc. a perpetual call option under which the Company may be entitled to purchase all of the share capital of Visa Europe. The Company may exercise the call option, in the event of certain triggering events. These triggering events involve the performance of Visa Europe measured as an unremediated decline in the number of merchants or ATM’s in the Visa Europe region that accepts Visa-branded products. The Company believes the likelihood of these triggers occurring to be remote.

The Framework Agreement. The relationship between Visa Inc. and Visa Europe is governed by a Framework Agreement, which provides for trademark and technology licenses and bilateral services as described below.

The Company granted to Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the Company and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

technology and information processing services and participation in the Visa system. Visa Europe may sublicense the Visa trademarks and technology intellectual property to its members and other sublicensees under agreed upon circumstances.

The quarterly base fee for these irrevocable and perpetual licenses is recorded in other revenues and is approximately $143 million per year, except for fiscal 2008 during which the fee was $41 million due to an agreed upon formula. A liability of $132 million representing the estimated obligation to provide the licenses during fiscal 2008 at below fair value was included in the total purchase consideration in the reorganization, and fully settled upon redemption of Visa Europe’s class C (series II) and class C (series III) common shares in October 2008.

Beginning November 9, 2010, the quarterly base fee is adjusted annually based on the annual growth of the gross domestic product of the European Union, although the adjustment can never reduce the quarterly base fee below $143 million per year. The Company determined through an analysis of the fee rates implied by the economics of the agreement that the quarterly base fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximates fair value.

Visa Europe must comply with certain agreed upon global rules governing the use and interoperability of the Visa trademarks and interoperability of Visa Inc.’s systems with the systems of Visa Europe. The parties will also guarantee the obligations of their respective clients and members to settle transactions, manage certain relationships with sponsors, clients and merchants, and comply with rules relating to the operation of the Visa enterprise. The Company will indemnify Visa Europe for claims arising from activities in the field of financial payment and processing services brought outside Visa Europe’s region and Visa Europe will indemnify Visa Inc. for any likewise claims brought within Visa Europe’s region. The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be nominal at September 30, 2010 and 2009, respectively.

Visa Inc. also provides Visa Europe with authorization, clearing and settlement services for cross-border transactions involving Visa Europe’s region and the rest of the world. During fiscal 2010, Visa Europe substantially deployed its own regional clearing and settlement system and Visa Inc. ceased the provision of clearing and settlement system services for transactions occurring within Visa Europe’s region. The parties are expected to continue to share foreign exchange revenues related to currency conversion for transactions involving European cardholders, as well as other cross-border transactions that take place in Visa Europe’s region, until mid fiscal 2011. The parties also use each others’ value-added processing products and other services. The Company has determined that the value of services exchanged as a result of these various agreements approximates fair value at September 30, 2010 and 2009, respectively.

Note 4—Retrospective Responsibility Plan

The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “covered litigation”. These mechanisms are included in and referred to as the retrospective responsibility plan, or the plan, and consist of an escrow agreement, a loss sharing agreement, an interchange judgment sharing agreement, the conversion feature of the Company’s shares of class B common stock and the indemnification obligations of the Visa U.S.A.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

members pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

In accordance with the escrow agreement, following the Company’s IPO in fiscal 2008, the Company deposited $3.0 billion of the proceeds of the offering in an escrow account, from which settlements of, or judgments in, the covered litigation are being paid. Under the terms of the plan, when the Company funds the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. The initial deposit reduced this conversion rate to 0.7143. The escrow funds are held in money market investments along with the income earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheet. The amount of the escrow funds classified as a non-current asset is equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date for settled claims. The amount of the escrow was determined by the litigation committee. The litigation committee was established pursuant to the litigation management agreement among Visa Inc., Visa U.S.A., Visa International and the members of the litigation committee, all of whom are affiliated with, or act for, certain Visa U.S.A. members.

In December 2008, the Company filed a Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The amendment enabled the Company to, under certain conditions, deposit operating cash directly into the escrow account resulting in a further reduction in the conversion rate applicable to the Company’s class B common stock.

Subsequent to the initial funding, the Company made additional deposits of operating cash into the escrow account, which had the effect of the Company repurchasing its common stock as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	October 2010(1)	May 2010	July 2009	December 2008
	(in millions except per share data and conversion rate)
Funding under the plan	$800	$500	$700	$1,100
Repurchase price per share(2)	$72.74	$74.22	$60.45	$52.88
Equivalent shares of class A common stock repurchased	11	7	12	21
Conversion rate after funding of class B common stock to class A common stock	0.5102	0.5550	0.5824	0.6296
As-converted class B common stock after funding	125	136	143	155

(1)	On September 21, 2010, the Company announced it will deposit $800 million into the litigation escrow account. The funds were deposited into the escrow account on October 8, 2010.
(2)

Price per share calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s amended and restated certificate of incorporation.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The following table sets forth the changes in the escrow account:

	Fiscal 2010	Fiscal 2009
	(in millions)
Balance at October 1	$1,715	$1,928
Funding under the plan	500	1,800
American Express settlement payments	(280)	(280)
Discover settlement payments(1)	—	(1,748)
Interest earned, less applicable taxes	1	15

Balance at September 30	$1,936	$1,715
Less: Current portion of escrow account	(1,866)	(1,365)

Long-term portion of escrow account	$70	$350

(1)

The Company made payments totaling $1.9 billion related to the Discover settlement during fiscal 2009. Of the $1.9 billion payment, $1.7 billion was funded through the escrow account under the plan and $145 million, $65 million of which was reimbursed by Morgan Stanley evenly over the four fiscal 2009 quarters, was funded from the Company’s operating cash.

An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates information including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during fiscal 2010.

The Company, at the request of the litigation committee, may conduct additional sales of class A common stock in order to increase the size of the escrow account, in which case the conversion rate of the class B common stock into class A common stock will be subject to additional dilutive adjustments to the extent of the proceeds from those sales. To the extent that amounts available under the escrow arrangement and agreements in the plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

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

September 30, 2010

(in millions, except as noted)

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

Note 5—Investments and Fair Value Measurements

The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3
	2010	2009	2010	2009	2010	2009
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,448	$5,977
Investment securities
U.S. government-sponsored agency debt securities			$135	$169
Canadian government debt securities			—	7
Equity securities	60	73
Corporate debt securities					$—	$10
Mortgage backed securities					—	6
Other asset backed securities					—	5
Auction rate securities					13	13
Derivative financial instruments
Foreign exchange derivative instruments			5	16

	$5,508	$6,050	$140	$192	$13	$34

Liabilities
Other liabilities
Visa Europe put option					$267	$346
Foreign exchange derivative instruments			$56	$96

There were no transfers between Level 1 and Level 2 assets during fiscal 2010.

Level 2 assets and liabilities measured at fair value on a recurring basis. Government-sponsored debt securities and foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There was no substantive change to the valuation techniques and related inputs used to measure fair value during fiscal 2010.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Level 3 assets and liabilities measured at fair value on a recurring basis. Corporate debt securities, mortgage backed securities, other asset backed securities and auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. Valuations for these securities were provided by the Company’s pricing vendors and are based on significant unobservable inputs. There was no substantive change to the valuation techniques and related inputs used to measure fair value during fiscal 2010.

The Company granted Visa Europe a perpetual put option which is carried at fair value in accrued liabilities on the consolidated balance sheets with changes in the fair value recorded in the consolidated statements of operations. See Note 3—Visa Europe. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option and the estimated P/E differential are among several unobservable inputs used to value the put option.

A separate roll-forward of Level 3 investments measured at fair value on a recurring basis is not presented because the primary fiscal 2010 and 2009 activities are the liquidation of the corporate debt securities, mortgage backed securities and other asset backed securities via sales and maturities, and $8 million of other-than-temporary impairment in fiscal 2009. These investments were fully liquidated by September 30, 2010 and resulted in a pre-tax gain of approximately $1 million to investment income, net, in fiscal 2010. There was no change in fair value or other activity related to the Company’s auction rate securities during fiscal 2009 and fiscal 2010. The fair value of the Visa Europe put option was revalued from $346 million to $267 million in fiscal 2010, resulting in an $79 million increase to other non-operating income in fiscal 2010. See Note 3—Visa Europe.

Assets measured at fair value on a nonrecurring basis. Certain financial assets are measured at fair value on a nonrecurring basis.

Non-marketable equity investments and investments accounted for under the equity method. The Company applies fair value measurement to its strategic investments which are accounted for under the cost and equity methods. Strategic investments are classified as Level 3 due to the absence of quoted market prices, inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management judgment. If events or circumstances indicate that these investments may be impaired, the Company revalues the investments using various assumptions including financial metrics and ratios of comparable public companies. During fiscal 2010, certain events and circumstances triggered impairment analyses for certain non-marketable equity securities which resulted in recognized losses of $3 million and $7 million in fiscal 2010 and 2009, respectively.

Due to a change in the investment relationship with one of its investees during fiscal 2010, the Company reclassified equity securities accounted for as available-for-sale investments with a cost basis of $9 million to an equity method investment. As a result, the Company also reversed net unrealized gains of $15 million, pre-tax, from accumulated other comprehensive income and recorded a loss of $3 million in equity in earnings of unconsolidated affiliates.

At September 30, 2010 and September 30, 2009, non-marketable equity security investments and investments accounted for under the equity method totaled $114 million and $102 million, respectively. These assets are classified in other assets on the consolidated balance sheets. See Note 7-Prepaid Expenses and Other Assets.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Reserve Primary Fund. After the Reserve Primary Fund, or the Fund, was unable to honor the Company’s request for a full redemption of its investment in 2008, the Company began accounting for its investment in the Fund under the cost method, and considered it a Level 3 asset for which a market price is not readily determinable. The fair value was estimated by discounting the Company’s pro-rata ownership of the Fund’s underlying investment holdings based upon an estimate of inherent risk, resulting in an impairment charge of $29 million in fiscal 2008. During fiscal 2009 and 2010, the Company substantially received its remaining pro-rata ownership in the Fund, resulting in the recognition of a pre-tax gain of $20 million in investment income, net during fiscal 2010, for amounts received in excess of the carrying value. See Note 7—Prepaid Expenses and Other Assets and Note 22—Legal Matters for additional information regarding this asset.

Long-lived assets such as goodwill, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any significant non-financial liabilities. During fiscal 2010 and at September 30, 2010, there was no indication that the Company’s long-lived assets were impaired. Indefinite-lived intangible assets consist of Visa’s tradename, customer relationships, and Visa Europe franchise right acquired in the October 2007 reorganization. The Company completed its annual impairment review of its indefinite-lived assets as of July 1, 2010 and concluded there was no impairment.

Available-for-sale investments

Available-for-sale investment securities, which are recorded at fair value, consist of the types of securities presented below. The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities are as follows:

	Available-For-Sale (in millions)
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2010:
Debt securities:
U.S. government-sponsored agency debt securities	$130	$5	$—	$135
Auction rate securities	13	—	—	13

Total	$143	$5	$—	$148
Less: current portion of available-for-sale securities				(124)

Long-term available-for-sale securities				$24

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

	Amortized Cost	Fair Value
	(in millions)
September 30, 2010:
Due within one year	$120	$124
Due after 1 year through 5 years	10	11
Due after 5 years through 10 years	—	—
Due after 10 years	13	13

Total	$143	$148

Trading assets

Trading assets primarily consist of mutual fund investments related to various employee compensation plans. See Note 1—Summary of Significant Accounting Policies. As of September 30, 2010 and September 30, 2009, trading assets totaled $60 million and $59 million, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Investment income

Investment income, net, consisted of the following:

	For the Years Ended September 30,
	2010	2009	2008
	(in millions)
Interest and dividend income on cash and investments	$26	$113	$279
Gain on other investments	20	473	—
Investment securities-available-for-sale:
Gross realized gains	2	3	2
Gross realized losses	—	—	(3)
Investment securities-trading assets:
Unrealized gains	3	8	—
Realized gains (losses)	1	(6)	—
Other-than-temporary impairment on investments and other assets	(3)	(16)	(67)

Investment income, net	$49	$575	$211

The gain on other investments in fiscal 2009 represents the pre-tax gain from the sale of the Company’s equity interest in VisaNet do Brasil.

Note 6—CyberSource Acquisition

On July 21, 2010, the Company completed its acquisition of all of the outstanding shares of common stock of CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants. The combination was executed to accelerate the growth of Visa’s eCommerce category and enhance the value of the Company’s network, product and service offerings to financial institutions, merchants, partners and consumers.

Total purchase consideration was approximately $2.0 billion, paid with cash on hand as follows:

(in millions)
Acquisition of approximately 72 million shares of outstanding common stock of CyberSource at $26.00 per share	$1,866
Fair value of earned stock options settled	86

Total purchase price	$1,952

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Total purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date. The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the value that is expected from expanding the Company’s online payment and related fraud and security management capabilities, and other synergies. The $1.2 billion of additional goodwill represents the only activity to the Company’s goodwill during the fiscal year. The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. Of the $1.2 billion, approximately $0.8 billion was allocated to a second reporting unit. The remainder was allocated to the Company’s original reporting unit to reflect the incremental growth and synergy this acquisition will provide to the Company’s existing business. None of the additional goodwill is expected to be deductible for tax purposes. The following table summarizes the purchase price allocation, which is preliminary pending finalization of the valuation analysis.

(in millions)
Tangible assets and liabilities
Current assets	$259
Non-current assets	150
Current liabilities	(45)
Non-current liabilities	(256)
Intangible assets	605
Goodwill	1,239

Net assets acquired	$1,952

Intangible assets consist of customer relationships, reseller relationships and tradenames, which have useful lives ranging from 5 to 15 years. See Note 9—Intangible Assets, Net. The Company also acquired $122 million of technology assets, which have weighted average useful lives of 7 years, and are recognized in property, equipment and technology, net on the consolidated balance sheets. See Note 8—Property, Equipment and Technology, Net. The following table summarizes the fair value of the acquired intangible assets. See Note 9—Intangible Assets, Net.

	Fair Value	Weighted-Average Useful Life

	(in millions)
Customer relationships	$320	10
Reseller relationships	95	9
Tradenames	190	15

Total amortizable intangible assets	$605	12

In connection with the acquisition, non-vested in-the-money stock options held by CyberSource employees on the acquisition date were terminated and replaced with approximately 1.6 million of the Company’s non-qualified stock options, with a total fair value of approximately $46 million to be expensed over a period of three years from the original grant date of the CyberSource options. See Note 18—Share-based Compensation. The Company also expensed as incurred approximately $13 million of acquisition-related costs during fiscal 2010, which consisted primarily of professional fees related to closing the transaction. There was no contingent consideration related to the acquisition.

The consolidated financial statements include the operating results of CyberSource from the date of the acquisition.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Note 7—Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2010	September 30, 2009
	(in millions)
Prepaid expenses and maintenance	$72	$97
Income tax receivable—(See Note 21—Income Taxes)	140	135
Money market investment—Reserve Primary Fund	—	69
Other	30	65

Total	$242	$366

Other non-current assets consisted of the following:

	September 30, 2010	September 30, 2009
	(in millions)
Other investments—(See Note 5—Investments and Fair Value Measurements)	$114	$102
Pension asset—(See Note 12—Pension, Postretirement and Other Benefits)	53	—
Long-term prepaid expenses and other	30	23

Total	$197	$125

The money market investment represents the carrying value of the Company’s investment in the Reserve Primary Fund, or the Fund. During fiscal 2008, the Company recorded a $29 million other-than-temporary impairment against the Company’s original investment of $982 million when the Fund failed to honor the Company’s request for a full redemption of its investment. The Company received distributions totaling $89 million and $884 million from the Fund in fiscal 2010 and 2009, respectively, which substantially represented the Company’s remaining pro-rata ownership in the Fund. Total distributions received were in excess of the carrying value of the Company’s investment in the Fund, resulting in the recognition of a pre-tax gain of $20 million in investment income, net during fiscal 2010. See Note 5—Investments and Fair Value Measurements and Note 22—Legal Matters.

The increase in other non-current assets was primarily due to the Company’s U.S. qualified pension plan becoming overfunded upon remeasurement at September 30, 2010.

Note 8—Property, Equipment and Technology, Net

Property, equipment and technology, net consisted of the following:

	September 30, 2010	September 30, 2009
	(in millions)
Land	$71	$71
Buildings and building improvements	648	629
Furniture, equipment and leasehold improvements	687	598
Construction-in-progress	75	43
Technology	908	688

Total property, equipment and technology	2,389	2,029
Accumulated depreciation and amortization	(1,032)	(825)

Property, equipment and technology, net	$1,357	$1,204

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

At September 30, 2010, property, equipment and technology, net included $143 million in net assets acquired as part of the CyberSource acquisition, which primarily comprise technology assets. Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payment network. At September 30, 2010, and September 30, 2009, accumulated amortization for technology was $577 million and $434 million, respectively.

At September 30, 2010, estimated future amortization expense on technology placed in service was as follows:

Fiscal (in millions)	2011	2012	2013	2014	2015 and thereafter	Total
Estimated future amortization expense	$76	$67	$62	$49	$77	$331

Depreciation and amortization expense related to property, equipment and technology was $265 million, $226 million and $237 million for fiscal 2010, 2009 and 2008, respectively. Included in those amounts was amortization expense on technology of $137 million, $128 million and $129 million for fiscal 2010, 2009, and 2008, respectively.

Note 9—Intangible Assets, Net

At September 30, 2010 and 2009, the Company’s indefinite-lived intangible assets consisted of customer relationships of $6.8 billion, Visa tradename of $2.6 billion and a Visa Europe franchise right of $1.5 billion, all of which were acquired as part of the Company’s October 2007 reorganization. Customer relationships represent the value of relationships with clients from the acquired entities. Tradename represents the value of the Visa brand utilized by the acquired entities. Visa Europe’s franchise right represents the value of the right to franchise the use of the Visa brand, use of Visa technology and access to the overall Visa network in the Visa Europe region. The Company did not have any finite-lived intangible assets at September 30, 2009.

In July 2010, the Company acquired finite-lived intangible assets from CyberSource consisting of customer relationships, primarily reflecting its online merchant customer base; reseller relationships, primarily reflecting its referral partnerships that generate new merchant clients; and tradenames, representing the value of the CyberSource and Authorize.Net brands associated with their online payment solutions. See Note 6—CyberSource Acquisition. The fair value of these intangible assets and related accumulated amortization expense was as follows:

	Finite-lived Intangible Assets September 30, 2010
	Gross	Accumulated Amortization	Net
		(in millions)
Finite-lived intangible assets
Customer relationships	$320	$(6)	$314
Reseller relationships	95	(2)	93
Tradenames	190	(2)	188

Total finite-lived intangible assets	$605	$(10)	$595

Indefinite-lived intangible assets			10,883

Total intangible assets, net			$11,478

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Amortization expense related to finite-lived intangible assets was approximately $10 million in fiscal 2010. At September 30, 2010, estimated future amortization expense on finite-lived intangible assets is as follows:

Fiscal (in millions)	2011	2012	2013	2014	2015 and thereafter	Total
Estimated future amortization expense	$59	$59	$59	$59	$359	$595

There was no impairment related to the Company’s indefinite-lived or finite-lived intangible assets during fiscal 2010, 2009 or 2008.

Note 10—Accrued and Other Liabilities

Accrued liabilities consisted of the following:

	September 30, 2010	September 30, 2009

	(in millions)
Visa Europe put option(1)—(See Note 3—Visa Europe)	$267	$346
Accrued operating expenses	100	87
Accrued marketing and product expenses	58	103
Deferred revenue	42	39
Accrued income taxes—(See Note 21—Income Taxes)	40	23
Other	118	156

Total	$625	$754

Other long-term liabilities consisted of the following:

	September 30, 2010	September 30, 2009
	(in millions)
Accrued income taxes—(See Note 21—Income Taxes)	$423	$304
Employee benefits	76	119
Other	118	49

Total	$617	$472

(1)

The put option is exercisable at any time at the sole discretion of Visa Europe with payment required 285 days thereafter. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Note 11—Debt

The Company had outstanding debt as follows:

	September 30, 2010	September 30, 2009
	(in millions)
5.60% Senior secured notes—Series B, principal and interest payments payable quarterly, due December 2012	$15	$22
8.28% Secured notes—Series B, principal and interest payments payable monthly, due September 2014	13	16
7.83% Secured notes—Series B, principal and interest payments payable monthly, due September 2015	17	19

Total principal amount of debt	$45	$57
Unamortized discount, debt issuance costs and other costs	(1)	(1)

Total debt	$44	$56
Less: current portion of long-term debt	(12)	(12)

Long-term debt	$32	$44

The estimated fair value of the Company’s debt at September 30, 2010 and 2009 is $50 million and $64 million, respectively, based on credit ratings for similar notes.

5.60% Senior Secured Notes-Series B

In December 2002, Visa U.S.A. issued $68 million in series B senior secured notes with a maturity date of ten years. The note is collateralized by the Company’s Colorado facility, which consists of two data centers and an office building, in addition to processing assets and developed software.

8.28% Secured Notes-Series B and 7.83% Secured Notes-Series B

In September 1994 and September 1995, a real estate partnership owned jointly by Visa U.S.A. and Visa International issued notes that are secured by certain office properties and facilities used by the Company in California, known as the 1994 Lease Agreement and 1995 Lease Agreement, respectively. Series B of each of these notes, totaling $26 million and $27 million, respectively, was issued with a stated maturity of September 23, 2014 and September 15, 2015, respectively. These notes are payable monthly with interest-only payments for the first ten years and payments of interest and principal for the remainder of the term. In May 2008, amendments for both of these lease agreements were executed under which remaining obligations are guaranteed by Visa Inc. The amendment to the 1994 Lease Agreement also stipulates that the interest rate will be adjusted upward if the long-term senior unsecured debt rating of Visa Inc. falls below certain stipulated levels.

Future Principal Payments

Future principal payments on the Company’s outstanding debt are as follows:

Fiscal	2011	2012	2013	2014	2015	Total
(in millions)	$12	13	8	7	5	$45

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

U.S. Commercial Paper Program

Visa International maintains a U.S. commercial paper program to support its working capital requirements and for general corporate purposes. This program allows the Company to issue up to $500 million of unsecured debt securities, with maturities up to 270 days from the date of issuance and at interest rates generally extended to companies with comparable credit ratings. The Company had no outstanding obligations under this program during and at the end of fiscal 2010 and 2009.

Revolving Credit Facilities

In 2008, Visa Inc. entered into a $3.0 billion five-year revolving credit facility (the “February 2008 Agreement”). The February 2008 Agreement matures on February 15, 2013 and contains covenants and events of defaults customary for facilities of this type. The participating lenders in this revolving credit facility include affiliates of certain holders of the Company’s class B and class C common stock, and certain of the Company’s clients or affiliates of its clients. This revolving credit facility is maintained to provide liquidity in the event of settlement failures by its clients, to back up the commercial paper program and for general corporate purposes.

Loans under the five-year facility may be in the form of: (1) Base Rate Advance, which will bear interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Bank of America prime rate; (2) Eurocurrency Advance, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus an applicable cost adjustment and an applicable margin of 0.11% to 0.30% based on our credit rating; or (3) U.S. Swing Loan, Euro Swing Loan, or Foreign Currency Swing Loan, which will bear interest at the rate equal to the applicable Swing Loan rate for that currency plus the same applicable margin plus additionally for Euro and Sterling loans, an applicable reserve requirement and cost adjustment. The Company also agrees to pay a facility fee on the aggregate commitment amount, whether used or unused, at a rate ranging from 0.04% to 0.10% and a utilization fee on loans at a rate ranging from 0.05% to 0.10% based on the Company’s credit rating. Currently, the applicable margin is 0.15%, the facility fee is 0.05% and the utilization fee is 0.05%.

There were no borrowings under the revolving credit facility and the Company was in compliance with all related covenants during and at the end of fiscal 2010 and fiscal 2009.

Note 12—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and postretirement benefit plans which provide for retirement and medical benefits for substantially all employees residing in the United States. The Company uses a September 30 measurement date for its pension and postretirement benefit plans.

Defined Benefit Pension Plan

The defined benefit pension plan benefits are based on years of service, age, and eligible compensation. Employees hired before January 1, 2008 earn benefits based on their pay during their last five years of employment. Employees hired or rehired on or after January 1, 2008 earn benefits based on a cash balance formula. Effective January 1, 2011, all employees will accrue benefits under the cash balance formula and will cease to accrue benefits under any other formula. An employee’s cash balance account is credited with an amount equal to 6% of eligible compensation plus interest based on 30-year Treasury securities. The funding policy is to contribute annually no less than the minimum required contribution under ERISA.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Effective October 1, 2008, the pension plan was amended to provide death benefits of 100% of the value of the accrued benefit to a participant’s beneficiary or estate. Prior to this amendment, the plan provided a 50% death benefit only to a participant’s spouse.

On January 12, 2010, the Company approved an amendment to the pension plan to conform the plan to the Pension Protection Act of 2006. The combined effects of the resulting plan remeasurement, as well as the completion of the annual census data update, reduced fiscal 2010 net periodic pension cost by $19 million.

Effective August 1, 2010, participation in the plan was extended to former employees of CyberSource following its acquisition by the Company in July 2010. See Note 6—CyberSource Acquisition. The additional participants are not expected to materially increase the fiscal 2010 or future annual pension cost.

Postretirement Benefits Plan

The postretirement benefits plan provides medical benefits for retirees and dependents who meet minimum age and service requirements. Benefits are provided from retirement date until age 65. Retirees must contribute on a monthly basis for the same coverage that is generally available to active employees and their dependents. The Company’s contributions are funded on a current basis.

In August 2008, the Company amended its postretirement benefits plan to discontinue the employer subsidy for all participants not yet retirement eligible at December 31, 2008, resulting in a curtailment gain of $2 million in fiscal 2008.

Summary of Plan Activities

Change in Projected Benefit Obligation/Accumulated Postretirement Benefit Obligation:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Benefit obligation-beginning of fiscal year	$739	$667	$43	$50
Service cost	45	51	—	—
Interest cost	40	46	1	2
Plan amendments	(12)	—	—	—
Actuarial loss (gain)	3	64	(6)	(5)
Settlements	—	4	—	—
Benefit payments	(72)	(93)	(4)	(4)

Benefit obligation-end of fiscal year	$743	$739	$34	$43

Accumulated benefit obligation	$743	$720	NA	NA

Change in Plan Assets:
Fair value of plan assets-beginning of fiscal year	$703	$624	$—	$—
Actual return on plan assets	73	6	—	—
Company contribution	62	166	4	4
Benefit payments	(72)	(93)	(4)	(4)

Fair value of plan assets-end of fiscal year	$766	$703	$—	$—

Funded status at end of fiscal year	$23	$(36)	$(34)	$(43)

Recognized in Consolidated Balance Sheets:
Noncurrent asset	$53	$—	$—	$—
Current liability	(10)	(4)	(4)	(5)
Noncurrent liability	(20)	(32)	(30)	(38)

Funded status at end of fiscal year	$23	$(36)	$(34)	$(43)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Amounts recognized in accumulated comprehensive income before tax:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Net actuarial loss (gain)	$240	$276	$(7)	$(3)
Prior service credit	(51)	(48)	(20)	(23)

Total	$189	$228	$(27)	$(26)

Amounts from accumulated other comprehensive income to be amortized into net periodic benefit cost in fiscal 2011:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Actuarial loss (gain)	$19	$(1)
Prior service credit	(9)	(3)

Total	$10	$(4)

Benefit obligation and fair value of plan assets with obligations in excess of plan assets:

	Pension Benefits
	September 30,
	2010	2009
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation, end of year	$30	$21
Fair value of plan assets, end of year	—	—

Projected benefit obligation in excess of plan assets
Benefit obligation, end of year	$30	$739
Fair value of plan assets, end of year	—	703

Net periodic pension and other postretirement plan cost:

	Pension Benefits			Other Postretirement Benefits
	Fiscal
	2010	2009	2008	2010	2009	2008
	(in millions)
Service cost	$45	$51	$50	$—	$—	$5
Interest cost	40	46	40	1	2	5
Expected return on assets	(50)	(45)	(42)	—	—	—
Amortization of:
Prior service credit	(9)	(8)	(13)	(3)	(3)	(5)
Actuarial loss (gain)	16	14	7	(1)	—	2

Net benefit cost	42	58	42	(3)	(1)	7
Curtailment gain	—	—	—	—	—	(2)
Settlement loss	—	3	27	—	—	—

Total net periodic benefit cost	$42	$61	$69	$(3)	$(1)	$5

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Current year actuarial (gain)loss	$(20)	$107	$(5)	$(5)
Amortization of actuarial (loss)gain	(16)	(17)	1	—
Current year prior service (credit)cost	(12)	—	—	—
Amortization of prior service credit	9	8	3	3

Total recognized in other comprehensive income	$(39)	$98	$(1)	$(2)

Total recognized in net periodic benefit cost and other comprehensive income	$3	$159	$(4)	$(3)

Weighted Average Actuarial Assumptions:

	Fiscal
	2010	2009	2008
Discount rate for benefit obligation(1)
Pension	5.25%	5.60%	6.75%
Postretirement	3.45%	4.43%	6.24%
Discount rate for net periodic benefit cost
Pension	5.63%	6.75%	6.00%
Postretirement	4.43%	6.24%	5.99%
Expected long-term rate of return on plan assets(2)	7.50%	7.50%	7.50%
Rate of increase in compensation levels for:
Benefit obligation	4.50%	5.50%	5.50%
Net periodic benefit cost(3)	5.50%	5.50%	5.50%

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

(3)	For the net periodic benefit cost for fiscal 2010, rate of increase in compensation is 0% for fiscal 2010 and 5.5% for fiscal 2011 and thereafter.

The assumed annual rate of future increases in health benefits for the other postretirement benefits plan is 8% for fiscal 2011. The rate is assumed to decrease to 5% by 2016 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing or decreasing the healthcare cost trend by 1% would change the postretirement accumulated plan benefit obligation by less than $1 million.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Pension Plan Assets

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

Plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances the plan assets, as appropriate, to ensure that allocations are consistent with target allocation ranges. The current target allocation for plan assets is as follows: equity securities of 50% to 80%, fixed income securities of 25% to 35%, and other, primarily consisting of cash to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2010, plan asset allocations for the above categories were 64%, 30% and 6% respectively, and within these allocation ranges.

The following table sets forth by level, within the fair value hierarchy, the plan’s investments at fair value as of September 30, 2010, reflecting unsettled transactions:

	Fair Value Measurements at September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents	$46	$1		$47
Collective investment funds		307		307
Corporate debt securities		99		99
Debt securities of U.S. Treasury and federal agencies		111		111
Asset backed securities			$26	26
Equity securities	190			190

Total	$236	$518	$26	$780

Cash equivalents. Securities classified as Level 1 primarily include money market funds traded in active markets. Valuations for these securities are based on quoted market prices in active markets. Securities classified as Level 2 include a government agency discount note, which is a short-term obligation issued at discount from par. This security is traded over-the-counter and the valuation is based on inputs derived from observable market data of related assets.

Collective investment funds. Collective investment funds are unregistered investment vehicles that commingle the assets of multiple fiduciary clients, such as pension and other employee benefits plans, to invest in portfolios of stocks, bonds, or other securities. Although the single collective investment fund held by the plan is ultimately invested in the common stocks of companies in the S&P 500 index, its own unit value is not directly observable, and it is therefore classified as Level 2.

Corporate debt securities. Securities in this category primarily include fixed income securities issued by domestic and foreign corporations. Valuation for these securities are based on quoted prices in active markets for similar assets, or inputs other than quoted prices that are observable in the market, and are generally classified as Level 2.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Debt securities of U.S. Treasury and federal agencies. These securities primarily include debt issued by the U.S. Department of Treasury and securities issued or backed by U.S. government agencies. Valuations for these securities are based on quoted prices in active markets for similar assets, or inputs other than quoted prices that are observable in the market. These investments are generally classified within Level 2.

Asset backed securities. Asset backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Valuations for these securities are based on significant unobservable inputs. These investments are classified as Level 3.

Equity securities. Securities are classified as Level 1 and include securities regularly traded on a security exchange. These securities are valued at their last quoted sales price at the reporting date, or if there was no sale on that day, the last reported bid price. This category also includes mutual funds, which are classified as Level 1, as their net asset values are observable in the market, and the access to the investment is not restricted.

There were no transfers between Level 1 and Level 2 assets during fiscal 2010. The following table provides a roll-forward of Level 3 investments in fiscal 2010:

Asset backed securities
(in millions)
Balance at October 1, 2009	$28
Actual return on plan assets:
Assets held at reporting date	2
Assets sold during the period	—
Transfers in or / and (out) of Level 3	—
Purchases, sales and settlements—net	(4)

Balance at September 30, 2010	$26

Cash Flows

	Pension Benefits	Other Postretirement Benefits
Actual employer contributions	(in millions)
2010	$62	$4
2009	166	4
Expected employer contributions
2011	$55	$4
Expected benefit payments
2011	$102	$4
2012	95	4
2013	90	4
2014	90	4
2015	82	4
2016-2020	361	16

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Other Benefits

The Company sponsors a defined contribution plan that covers substantially all of its employees residing in the United States. Personnel costs included $29 million, $28 million and $33 million in fiscal 2010, 2009 and 2008, respectively, for expenses attributable to the Company’s employees under the plan. The Company’s contributions to this plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.

Note 13—Settlement Guarantee Management

The Company indemnifies clients for settlement losses suffered due to failure of any other customer to honor Visa cards, travelers cheques, deposit access products, point-of-sale check service drivers and other instruments processed in accordance with the operating regulations. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited. Settlement at risk (or exposure) is estimated based on the sum of the following inputs: (1) average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin; (2) four months of rolling average chargebacks volume; and (3) the total balance for outstanding travelers cheques.

The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company refined its settlement risk policy during the fourth quarter of fiscal 2010 to reduce the number of safety margin days when calculating U.S. settlement exposure, and to increase the U.S. debit and credit exposure thresholds for which collateral is required.

The Company’s estimated maximum settlement exposure was approximately $38.7 billion at September 30, 2010 compared to $41.8 billion at September 30, 2009. Of these amounts, $3.0 billion at September 30, 2010 and $3.7 billion at September 30, 2009, are covered by collateral. Had the changes to the settlement risk policy been applied to the prior year, the estimated maximum settlement exposure would have been approximately $33.9 billion at September 30, 2009, of which approximately $2.8 billion would have been covered by collateral. The total available collateral balances presented below are greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

The Company maintained collateral as follows:

	September 30, 2010	September 30, 2009
	(in millions)
Cash equivalents	$899	$812
Pledged securities at market value	470	243
Letters of credit	869	703
Guarantees	1,803	2,644

Total	$4,041	$4,402

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Cash equivalents collateral is reflected in customer collateral on the consolidated balance sheets as it is held in escrow in the Company’s name. All other collateral is excluded from the consolidated balance sheets. Pledged securities are held by third parties in trust for the Company and clients. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries, and the Company routinely evaluates the financial viability of institutions providing the guarantees.

The fair value of the settlement risk guarantee is estimated using a proprietary model which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of customer failure). The estimated probability-weighted value of the guarantee was less than $1 million at September 30, 2010 and 2009 and is reflected in accrued liabilities on the consolidated balance sheets.

Note 14—Derivative Financial Instruments

The functional currency for the Company is the U.S. dollar (“USD”) for the majority of its foreign operations. The Company transacts business in USD and in various foreign currencies. This activity subjects the Company to exposure from movements in foreign currency exchange rates. The Company’s policy is to enter into foreign exchange forward derivative contracts to manage the variability in expected future cash flows attributable to changes in foreign exchange rates. At September 30, 2010, all derivative instruments outstanding mature within 12 months or less. The Company does not use foreign exchange forward contracts for speculative or trading purposes. All derivatives are recorded on the consolidated balance sheet at fair value in prepaid expenses and other current assets or accrued liabilities and the resulting gains or losses from changes in fair value are accounted for depending on whether they are designated and qualify for hedge accounting.

The Company enters into forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of forecasted revenues and expenses being denominated in or based on currencies other than USD. In fiscal 2009, the Company implemented a rolling hedge strategy program. Under this strategy, the Company seeks to reduce the exchange rate risk from forecasted net exposure of revenues derived from and payments made in foreign currencies during the immediately following 12 months. The aggregate notional amount of the Company’s foreign currency forward contracts outstanding in its exchange rate risk management program was $627 million and $742 million at September 30, 2010 and 2009, respectively. The aggregate notional amount of $627 million outstanding at September 30, 2010 is fully consistent with the Company’s strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results for this period could materially differ from the Company’s forecast. As of September 30, 2010, the Company’s cash flow hedges in an asset position totaled $5 million and are classified in prepaid expenses and other current assets on the consolidated balance sheet, while cash flow hedges in a liability position totaled $56 million and are classified in accrued liabilities on the consolidated balance sheet. See Note 5—Investments and Fair Value Measurements.

To qualify for cash flow hedge accounting treatment, the Company formally documents, at inception of the hedge, all relationships between hedging transactions and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

also formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods.

The Company uses regression analysis to assess effectiveness prospectively and retrospectively. The effectiveness tests are performed on the foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded for effectiveness testing and measurement purposes. The excluded forward points are reported immediately in earnings. For fiscal 2010, 2009 and 2008, the amount by which earnings were reduced relating to excluded forward points and ineffectiveness was $18 million, $18 million and $2 million, respectively.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded as a component of accumulated other comprehensive income on the consolidated balance sheet. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income related to that hedge is reclassified to operating revenue or expense. The balance in accumulated other comprehensive loss, net was $40 million at September 30, 2010 and the Company expects to reclassify the entire amount to earnings in the consolidated statement of operations during fiscal 2011 due to the recognition in earnings of the hedged forecasted transactions.

In the event there is recognized ineffectiveness or the underlying forecasted transaction does not occur within the designated hedge period, or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedges are reclassified from accumulated other comprehensive income on the consolidated balance sheet to administrative and other expense on the consolidated statement of operations at that time.

The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2010.

Note 15—Enterprise-wide Disclosures and Concentration of Business

The Company’s long-lived net property, equipment and technology assets are classified by major geographic area as follows:

	September 30, 2010	September 30, 2009
	(in millions)
U.S.	$1,301	$1,128
Non-U.S.	56	76

Total	$1,357	$1,204

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Revenue by geographic market is primarily based on the location of the issuing financial institution. Certain revenues, primarily international service revenues, are shared by geographic locations based upon the location of the merchant involved in the transaction. Other than the U.S., Visa does not maintain revenues by individual country. Revenues earned in the U.S. was approximately 58%, 58% and 59% of total operating revenues in fiscal 2010, 2009 and 2008, respectively.

A significant portion of Visa’s operating revenues are concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. Revenues from the Company’s top five clients were approximately 30%, 32% and 26% of total operating revenues in fiscal 2010, 2009 and 2008, respectively. In fiscal 2009, one customer accounted for 10% of the Company’s net operating revenues. The Company did not have any customer that generated greater than 10% of its net operating revenues in fiscal 2010 or fiscal 2008. See Item 1A—Risk Factors.

Note 16—Stockholders’ Equity

Reorganization, IPO and Redemptions. As part of the October 2007 reorganization and a subsequent true-up adjustment prior to the March 2008 IPO, the Company issued different regional classes and series of common stock reflecting the different rights and obligations of the Visa financial institution members and Visa Europe.

In the March 2008 IPO, the Company issued approximately 447 million shares of class A common stock at a net offering price of $42.77 (the IPO price of $44.00 per share of class A common stock, less underwriting discounts and commissions of $1.23 per share). Of the net $19.1 billion IPO proceeds received, $13.4 billion was used to partially redeem shares of class B and class C common stock and $3.0 billion was used to fund the litigation escrow account as discussed below.

The IPO also triggered the redemption feature of certain series of class C common stock issued to Visa Europe. In March 2008, the Company reclassified these shares and other redeemable shares, to temporary equity and liability, respectively. In October 2008, the Company redeemed these shares for approximately $2.6 billion. Following the redemption and adoption of the Fifth Amended and Restated Certificate of Incorporation in December 2008, the series designation related to the remaining shares of class C common stock was removed.

Class B Common Stock. The class B common stock is not convertible or transferable until the later of March 25, 2011 or the date on which all of the covered litigation has been finally resolved, although the Company’s board of directors may make exceptions to this transfer restriction after resolution of all covered litigation. This transfer restriction is subject to limited exceptions, including transfers to other holders of class B common stock. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not a Visa member or similar person or affiliate of a Visa member or similar person. Upon such transfer, each share of class B common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

Funding of the litigation escrow account. Immediately following the IPO in March 2008, the conversion rate applicable to class B common stock was reduced to 0.7143 share of class A common stock for each share of class B common stock to reflect the initial deposit of $3.0 billion into the escrow

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

account. Further adjustment of the conversion rate occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the escrow account (or any cash deposit by the Company in lieu thereof) resulting in a further corresponding decrease in the conversion rate; or (ii) the final resolution of the covered litigation and the release of funds remaining on deposit in the escrow account to the Company resulting in a corresponding increase in the conversion rate. The adoption of the Fifth Amended and Restated Certificate of Incorporation in December 2008 provides the Company greater flexibility to fund the escrow account, which the Company has done with various deposits into the escrow account during fiscal 2010 and 2009. The conversion rate applicable to class B common stock outstanding at September 30, 2010 is 0.5550 share of class A common stock, per class B common stock.

Subsequent to the fiscal 2010 year end, on October 8, 2010, the Company funded the escrow account with an additional $800 million, which further reduced the conversion rate applicable to class B common stock outstanding from 0.5550 to 0.5102 share of class A common stock per share of class B common stock. This funding had the effect of a repurchase by the Company of the equivalent of approximately 11 million shares of class A common stock. See Note 4—Retrospective Responsibility Plan.

After giving effect to the October 2010 escrow funding and the corresponding reduction in the conversion rate applicable to class B common stock outstanding, the number of shares of each class and the number of shares of class A common stock outstanding, on an as-converted basis, are as follows:

(in millions except conversion rate)	Shares Outstanding at September 30, 2010	Conversion Rate Into Class A Common Stock	Class A Common Stock As Converted at September 30, 2010(1)	After giving effect to the October 2010 escrow account funding
				Conversion Rate Into Class A Common Stock	Class A Common Stock As Converted(1)
Class A common stock	493	—	493	—	493
Class B common stock	245	0.5550	136	0.5102	125
Class C common stock	97	1.0000	97	1.0000	97

			727		716

(1)	Figures may not sum due to rounding. As-converted class A common stock count calculated based on whole numbers.

Accelerated Class C Share Release Program. On April 27, 2009, the Company’s board of directors approved a program in which holders of class C common stock were permitted to liquidate up to 30% of their class C common stock between July 1, 2009 and September 30, 2009, subject to certain terms and conditions. Under this program, 40 million shares of class C common stock were released from transfer restrictions. On January 21, 2010, the Company’s board of directors approved a second class C share release program in which the number of shares released from transfer restrictions for any holders of class C common stock was the greater of (a) 50% of the restricted shares of class C common stock held by that stockholder as of March 1, 2010, and (b) 5,000 shares of

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

class C common stock (or in the case of stockholders with fewer than 5,000 shares of class C common stock, all of their shares). Stockholder application was not required. Under this program, 56 million shares of class C common stock were released from transfer restrictions. The release of these shares did not increase the number of outstanding shares on an as-converted basis, and there was no dilutive effect to the outstanding class A common stock share count on an as-converted basis from these transactions.

Of the 96 million shares of class C common stock released from transfer restrictions, 55 million shares have been converted from class C common stock to class A common stock upon the sale or transfer by the holders of class C common stock into the public market through September 30, 2010.

At September 30, 2010, 55 million shares of class C common stock remain subject to the general transfer restrictions that expire on March 25, 2011 under Visa’s amended and restated certificate of incorporation and will not be transferable or convert into class A common stock until such date. This transfer restriction is subject to limited exceptions, including transfers to other holders of class C common stock. The Company’s board of directors may make additional exceptions to this transfer restriction. After termination of the restrictions, the class C common stock will convert into class A common stock if transferred to a person that was not, immediately after the reorganization, a Visa member. In connection with such a transfer, each share of class C common stock will automatically convert into a number of shares of class A common stock on a one-to-one basis, subject to adjustments for stock splits, recapitalizations and similar transactions.

Share repurchase plan. In October 2009, the Company’s board of directors authorized a $1.0 billion share repurchase plan that was to be in place through September 30, 2010. During fiscal 2010, the Company repurchased approximately 12.9 million shares of its class A common stock at an average price of $77.48 per share, using the entire $1.0 billion of authorized funds. Repurchased shares have been retired and constitute authorized but unissued shares. In October 2010, the Company’s board of directors authorized a second $1.0 billion share repurchase plan to be in place through September 30, 2011, subject to extension or expansion at the determination of the Company’s board of directors.

Special IPO Cash and Stock Dividends Received from Cost Method Investees. Several of the Company’s cost method investees are also holders of class C common stock and elected to declare a special cash dividend to return to their owners on a pro rata basis, the proceeds received as a result of the redemption of a portion of their class C common stock. As a result of the Company’s ownership interest in these cost method investees, the Company recorded approximately $1 million, $2 million and $29 million of special cash dividends received from these investees during fiscal 2010, 2009 and 2008, respectively. In addition, the Company received 24,449 and 525,443 shares of its own class C common stock during fiscal 2009 and 2008, respectively, from similar cost method investees and recorded $1 million and $35 million, respectively, as treasury stock. This treasury stock was retired in fiscal 2010 and 2009 and the Company has no class C common treasury stock outstanding at September 30, 2010.

These special cash and stock dividends are recorded as an increase in additional paid-in capital, net of tax, and are not recorded as income in the consolidated statements of operations as they represent the same redemption proceeds and shares issued by the Company as part of the reorganization. Any value recorded upon their return would be the result of appreciation in the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Company’s own stock, which is therefore not recorded as income. The value of the treasury stock was calculated based on other class C common stock transactions by other holders of class C common stock with unrelated third parties.

Preferred Stock. Preferred stock may be issued as redeemable or non-redeemable, and it has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had no shares of preferred stock outstanding during and at the end of fiscal 2010 and 2009.

Voting Rights. The holders of class A common stock have the right to vote on all matters on which stockholders generally are entitled to vote. All holders of class B and class C common stock have no right to vote on any matters, except for certain defined matters, including any consolidation, merger, combination or any decision to exit the core payments business, in which case the holders of class B and class C common stock are entitled to cast a number of votes equal to the number of shares of class B or class C common stock held multiplied by the applicable conversion rate in effect on the record date.

Dividends Declared. On October 20, 2010, the Company’s board of directors declared a dividend in the aggregate amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis) to be paid on December 7, 2010 to all holders of record of the Company’s class A, class B and class C common stock as of November 19, 2010. The Company declared and paid $368 million in dividends in fiscal 2010 at a quarterly rate of $0.125 per share.

Note 17—Earnings Per Share

Basic earnings per share is computed by dividing net income available to each class and series by the weighted average number of shares of common stock outstanding and participating securities in the form of unvested restricted stock awards and unvested restricted stock units during the period. Net income is allocated to each class and series of common stock based on its proportional ownership on an as-converted basis. The weighted number of shares of each class and series of common stock outstanding reflects changes in ownership over the periods. See Note 16—Stockholders’ Equity.

Diluted earnings per share is computed by dividing net income available by the weighted average number of shares of common stock outstanding, participating securities in the form of unvested restricted stock awards and unvested restricted stock units and, if dilutive, potential class A common stock equivalent shares outstanding during the period, consisting of: (1) shares of class A common stock issuable upon the conversion of class B and class C common stock based on the conversion rate in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options and the assumed vesting of unearned performance shares.

Effective October 1, 2009, the Company adopted a new accounting standard which requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s restricted stock awards and restricted stock units, to be included as participating securities in computing earnings per share. Comparable prior period earnings per

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

share data have been recomputed to conform to current period presentation. As a result of this adoption, fiscal 2009 basic earnings per share for class A and class C common stock decreased from $3.11 (previously reported) to $3.10. There was no other change to previously reported basic or diluted earnings per share for the full year fiscal 2009 and 2008 as a result of this adoption.

The following table presents basic and diluted earnings per share for fiscal 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)
Common Stock:
Class A(2)	1,940		482	4.03	2,966		739	4.01
Class B	566	(3)	245	2.31	565	(3)	245	2.30
Class C	451		112	4.03	449		112	4.01
Participating securities	9		Not presented	Not presented	9		Not presented	Not presented

Net income attributable to Visa Inc.	$2,966

The following table presents basic and diluted earnings per share for fiscal 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)
Common Stock Redeemed October 10, 2008:
Class C (series II) and class C (series III)(4)	4		Not presented	Not presented	4		Not presented	Not presented
Common Stock:
Class A(2)	1,397		451	3.10	2,350		759	3.10
Class B	485	(3)	245	1.98	485	(3)	245	1.98
Class C	460		148	3.10	459		148	3.10
Participating securities	7		Not presented	Not presented	7		Not presented	Not presented

Net income attributable to Visa Inc.	$2,353

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The following table presents basic and diluted earnings per share for fiscal 2008.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)	Income Allocation ($) (A)		Weighted Average Shares Outstanding (B)	Earnings per Share ($) = (A)/(B)(1)
Participating Common Stock Classified as a Liability:
Class C (series III)	18		19	Not presented	18		19	Not presented
Common Stock Classified as Temporary Equity:
Class C (series II)	44		56	0.79	44		56	0.79
Common Stock Classified as Stockholders’ Equity:
Class A(2)	232		239	0.96	742		770	0.96
Class B	284	(3)	333	0.85	283	(3)	333	0.85
Class C (series I)	183		191	0.96	183		191	0.96
Class C (series III & IV)	42		44	0.96	42		44	0.96
Participating securities	1		Not presented	Not presented	1		Not presented	Not presented

Net income attributable to Visa Inc.	$804

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.
(2)

The computation of average dilutive shares outstanding excluded approximately 3 million stock options for fiscal 2010 and less than 1 million for fiscal 2009 and 2008, respectively, because their effect would have been anti-dilutive.

(3)

Net income attributable to Visa Inc. is allocated to each class and series of common stock on an as-converted basis. The weighted average numbers of shares of class B common stock outstanding on an as-converted basis used in the allocation of net income were 141 million, 157 million and 295 million for fiscal 2010, 2009 and 2008, respectively.

(4)	Net income attributable to Visa Inc. was allocated to the shares of redeemed common stock for the period during which they were outstanding.

Note 18—Share-based Compensation

The Company’s 2007 Equity Incentive Compensation Plan, or the EIP, authorizes the compensation committee of the board of directors to grant non-qualified stock options, or options, restricted stock awards, or RSAs, restricted stock units, or RSUs, and performance-based shares to its employees and non-employee directors, for up to 59,000,000 shares of class A common stock. Shares available for award may be either authorized and unissued or previously issued shares subsequently acquired by the Company. The EIP will continue in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors. No awards may be granted under the plan on or after 10 years from its effective date.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Share-based compensation expense is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. The Company’s estimated forfeiture rate is based on an evaluation of actual and trended forfeiture data and employee attrition rates. For fiscal 2010, 2009 and 2008, the Company recorded share-based compensation expense of $135 million, $115 million and $74 million, respectively, in personnel on its consolidated statement of operations. Of the $135 million share-based compensation expense in fiscal 2010, $4 million relates to expense recognized upon the CyberSource acquisition that was paid in cash. The amount of capitalized share-based compensation expense is immaterial during fiscal 2010, 2009 and 2008.

Options

Options issued under the EIP expire 10 years from the date of grant and vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.

On July 21, 2010, the Company completed the acquisition of CyberSource Corporation at a price of $26.00 per share. In connection with the acquisition, the Company terminated the non-vested in-the-money options held by CyberSource employees on the acquisition date and replaced them with approximately 1.6 million of the Company’s options. These replacement awards have a weighted average exercise price of $47.34 per share, which is calculated by multiplying the original weighted average grant price to the ratio of the Company’s closing stock price on the trading day immediately preceding the acquisition date to the per share acquisition price of $26.00. The replacement awards will vest over a period of three years from the original grant date of the CyberSource options, or in general, less than three years. These replacement awards are subject to the terms of the EIP and will not be counted against the original 59,000,000 authorized share pool.

During fiscal 2010, 2009, and 2008, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2010(5)	2009	2008
Expected term (in years)(1)	3.46	5.69	5.79
Risk-free rate of return(2)	1.4%	2.7%	2.6%
Expected volatility(3)	36.4%	44.2%	36.1%
Expected dividend yield(4)	0.7%	0.7%	1.0%
Weighted-average fair value per option granted	$29.46	$23.54	$15.34

(1)	Based on a set of peer companies who issued awards with similar terms.
(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.
(3)

Based on the average of the Company’s implied and historical volatility. As the Company’s publicly traded stock history is relatively short, historical volatility relies in part on the historical volatility of a group of peer companies that management believes is generally comparable to Visa. The expected volatilities ranged from 33% to 38% in fiscal 2010.

(4)	Based on the Company’s expected annual dividend rate on the date of grant.
(5)	Includes the impact of replacement awards issued as part of the CyberSource acquisition.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The following table summarizes the Company’s option activity for fiscal 2010:

	Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
				(in millions)
Outstanding at October 1, 2009	9,090,276	$45.81
Granted	2,592,873	$59.97
Forfeited/expired	(510,039)	$51.83
Exercised	(1,230,731)	$44.97

Outstanding at September 30, 2010	9,942,379	$49.30	7.3	$253
Options exercisable at September 30, 2010	4,471,580	$45.77	7.5	$128
Options exercisable and expected to be vested at September 30, 2010(2)	9,264,101	$49.18	7.3	$237

(1)

Calculated using the stock price at September 30, 2010 of $74.26 less the option exercise price, multiplied by the number of instruments. The aggregate intrinsic value excludes stock options with an option exercise price greater than $74.26.

(2)	Include options exercisable and those expected to be vested, reflecting estimated forfeitures.

For the options exercised during fiscal 2010 and 2009, the total intrinsic value was $42 million and $16 million, respectively, and the tax benefit realized was $15 million and $5 million, respectively. There were no options exercised during fiscal 2008.

As of September 30, 2010, there was $71 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs issued under the EIP generally vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.

Upon vesting, the RSAs are settled in class A common stock on a one-for-one basis. During the vesting period, RSA award recipients are eligible to receive dividends and participate in the same voting rights as those granted to the holders of the underlying class A common stock. Upon vesting, RSUs can be settled in class A common stock on a one-for-one basis or in cash, or a combination thereof, at the Company’s option. The Company does not currently intend to settle any RSUs in cash. During the vesting period, RSU award recipients are eligible to receive dividend equivalents but do not participate in the voting rights granted to the holders of the underlying class A common stock.

The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The total fair value of RSAs and RSUs vested during fiscal 2010 and 2009 was $32 million and $78 million, respectively. There were no RSAs or RSUs vested in fiscal 2008.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The following table summarizes the Company’s RSA and RSU activity for fiscal 2010:

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value(1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at October 1, 2009	1,236,011	277,014	$56.55	$56.64
Granted	878,626	247,270	79.58	79.59
Vested	(458,803)	(104,536)	57.13	56.34
Forfeited/expired	(88,627)	(49,110)	64.60	66.10

Outstanding at September 30, 2010	1,567,207	370,638	$68.84	$70.60	1.7	1.7	$116	$28

(1)	Calculated using the stock price at September 30, 2010 of $74.26 multiplied by the number of instruments.

At September 30, 2010, there was $66 million and $16 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Performance-based Shares

For performance-based shares granted in fiscal 2010, the ultimate number of shares earned will be between zero and 203,006, depending on the Company’s achievement of specified cumulative net income performance targets, and the Company’s stock price ranked against the total shareholder return of companies that are included in the Standard & Poor’s 500 Index during the approximate two-year period beginning October 28, 2009. The grant-date fair value of these performance-based shares, incorporating the market condition using a Monte Carlo simulation model, was $88.06 per share. Of the performance shares granted in fiscal 2009, 295,736 shares were earned based on the Company’s achievement of specified adjusted net income performance targets during the one-year period ended September 30, 2009. The fiscal 2009 grants did not include additional performance conditions.

Compensation expense for performance-based shares is initially estimated based on target performance and recorded net of estimated forfeitures, and is adjusted as appropriate throughout the performance period. Performance shares vest in two equal installments approximately two and three years from the date of the grant, subject to earlier vesting in full under certain conditions. At September 30, 2010, there was $9 million of total unrecognized compensation cost related to non-vested performance-based shares.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The following table summarizes the Company’s performance-based shares activity for fiscal 2010:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at October 1, 2009	295,736	$56.47
Granted	203,006	88.06
Vested	(49,584)	56.47
Forfeited/expired	(33,558)	72.14

Outstanding at September 30, 2010	415,600	$70.64	1.1	$31

(1)	Calculated using the stock price at September 30, 2010 of $74.26 multiplied by the number of instruments.

Note 19—Commitments and Contingencies

Commitments

The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $59 million in fiscal 2010, and $77 million in each fiscal 2009 and 2008, respectively. Future minimum payments on leases and marketing and sponsorship agreements per fiscal year, at September 30, 2010 are as follows:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$57	$36	$28	$14	$10	$12	$157
Capital leases	13	13	13	—	—	—	39
Marketing and sponsorships	110	106	96	100	68	105	585

Total	$180	$155	$137	$114	$78	$117	$781

Certain sponsorship agreements require the Company to spend a certain amount for advertising and marketing promotion over the term of the contract without specifying the exact year of spend. For these obligations, the Company has estimated the timing of when these amounts will be spent. In addition to fixed payments stated above, certain sponsorship agreements require the Company to undertake marketing, promotional or other activities up to stated monetary values to support events which the Company is sponsoring. The stated monetary value of these activities typically represents the value in the marketplace, which may be significantly in excess of the actual costs incurred by the Company.

Volume and Support Incentives

The Company has agreements with clients for various programs designed to build payments volume and increase the acceptance of its products. These agreements, with original terms ranging from one to thirteen years, provide card issuance, and/or conversion, volume targets and marketing and program support based on specific performance requirements. These agreements are designed to

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

encourage customer business and to increase overall Visa-branded payment volume, thereby reducing unit transaction processing costs and increasing brand awareness for all Visa clients.

Payments made that qualify for capitalization, and obligations incurred under these programs are included on the balance sheet. Obligations under these customer agreements are amortized as a reduction to revenue in the same period as the related revenues are earned, based on management’s estimate of the customer’s performance in accordance with the terms of the incentive agreement. The agreements may or may not limit the amount of customer incentive payments.

The table below sets forth the expected future reduction of revenue for volume and support incentive agreements in effect at September 30, 2010:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Volume and support incentives	$1,575	$1,515	$1,318	$895	$539	$458	$6,300

The actual amounts that are recorded will be greater or less than the estimates above due to customer performance, execution of new contracts, or amendments to existing contracts. Based on these agreements, increases in incentive payments are generally driven by increased payment and transaction volume, and as a result, in the event incentive payments exceed this estimate, such payments are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Other Contingencies

In the ordinary course of business, the Company enters into contractual arrangements with financial institution and other clients pursuant to which the Company may agree to indemnify the client for certain types of losses incurred relating to the services Visa provides or otherwise relating to the Company’s performance under the applicable agreement.

In October 2010, one of the Company’s processing clients tendered a contractual indemnity claim to Visa relating to the Company’s customer call center operational practices. Visa’s agreement with this client provides for contractual indemnity up to approximately $3 million and the Company has reserved for this amount in fiscal 2010. However, the processing client asserts that the Company is responsible for additional amounts. The likelihood of losses that may become payable to this processing client under such claims (or to cardholders or others under additional claims they may bring in connection with the Company’s call center operations) and the amount of potential losses associated with such claims cannot be determined or estimated at this time and the Company has therefore not established any additional accounting reserve for them.

Note 20—Related Parties

Visa considers an entity to be a related party for purposes of this Note 20 if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year or if an officer or employee of that entity also serves on the board of directors. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10%; or (ii) if the investment is accounted for under the equity method of accounting. There were no material operating expenses incurred during fiscal 2010, 2009 and 2008, or material amounts due to or from related parties at the end of fiscal 2010 and 2009.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Ownership. At September 30, 2010 and 2009, no entity owned more than 10% of the Company’s total voting common stock.

Board representation. The Company generated total operating revenues of approximately $597 million, $786 million and $538 million from clients represented on its board of directors during fiscal 2010, 2009 and 2008, respectively. In addition, the Company maintains banking relationships and has credit facilities with clients that have representation on the board of directors. See Note 11—Debt.

During fiscal 2008, one of the Company’s directors, and the spouse of another of the Company’s directors, were officers of entities that participated in (or were affiliated with an entity that participated in) the IPO as underwriters, and one of those entities was also a client. As underwriters, each was offered and purchased 113 million shares of class A common stock at a price of $42.77 per share, the same as that paid by all underwriters in the IPO. As underwriters, each also received total underwriter fees of $139 million in March 2008.

Investees. The Company generated total operating revenues of $27 million, $56 million and $39 million, and received dividend income of $2 million, $41 million and $65 million from related party investees during fiscal 2010, 2009 and 2008, respectively. The Company also received special IPO dividends from certain related party investees which are included in the amounts discussed in Note 16—Stockholders’ Equity.

Note 21—Income Taxes

The Company’s income before taxes by fiscal year consisted of the following:

	2010	2009	2008
	(in millions)
U.S.	$3,973	$3,807	$1,245
Non-U.S.	665	193	91

Total income before taxes and minority interest	$4,638	$4,000	$1,336

Fiscal 2010 U.S. income before taxes of $4.0 billion includes $1.1 billion from non-U.S. clients.

Income tax expense by fiscal year consisted of the following:

	2010	2009	2008
	(in millions)
Current:
U.S. federal	$1,089	$912	$416
State and local	260	226	82
Non-U.S.	76	208	31

Total current taxes	1,425	1,346	529

Deferred:
U.S. federal	209	353	189
State and local	35	14	(193)
Non-U.S.	5	(65)	7

Total deferred taxes	249	302	3

Total income tax expense	$1,674	$1,648	$532

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2010 and 2009 are presented below:

	2010	2009
	(in millions)
Deferred Tax Assets
Accrued compensation and benefits	$115	$37
Comprehensive income	78	105
Investments in joint ventures	12	19
Accrued litigation obligation	210	571
Volume and support incentives	179	122
Net operating loss carryforward	83	—
Tax credits	25	19
Federal benefit of state taxes	287	268
Federal benefit of foreign taxes	7	5
Other	57	44

Deferred tax assets	1,053	1,190

Deferred Tax Liabilities
Property, equipment and technology, net	(186)	(135)
Intangible assets	(4,396)	(4,131)
Foreign taxes	(21)	(16)
Other	(8)	(12)

Deferred tax liabilities	(4,611)	(4,294)

Net deferred tax liabilities	$(3,558)	$(3,104)

Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	September 30, 2010	September 30, 2009
	(in millions)
Current deferred tax assets	$623	$703
Non current deferred tax liabilities	(4,181)	(3,807)

Net deferred tax liabilities	$(3,558)	$(3,104)

The decrease in the deferred tax asset for accrued litigation obligation is primarily due to payment of the Retailers’ litigation settlement in fiscal 2010. The increase in the deferred tax liability for intangibles is primarily related to the acquisition of CyberSource in fiscal 2010.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

As of September 30, 2010, the Company had $217 million federal and $137 million state net operating loss carryforwards from CyberSource available to reduce future taxable income. The federal and state net operating loss carryforwards will expire in fiscal 2013 through 2029. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Although the Company’s ability to utilize the net operating loss carryforwards was limited in fiscal 2010, the Company expects to fully utilize the net operating loss carryforwards in future years.

As of September 30, 2010, the Company also had federal and state research and development tax credit carryforwards of $6 million and $21 million, respectively. The federal carryforwards will expire in fiscal 2017 through 2028. The state carryforwards can be carried forward indefinitely. The Company also has federal alternative minimum tax credits of approximately $1 million, which do not expire. The Company expects to realize the benefit of the credit carryforwards in future years.

The income tax expense differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30
	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions)
U.S. federal income tax at statutory rate	$1,623	35%	$1,400	35%	$467	35%
State income taxes, net of federal benefit	177	4%	156	4%	43	3%
Non-U.S. tax effect, net of federal benefit	(124)	(2)%	7	—	13	1%
Reserve for tax uncertainties related to litigation	2	—	4	—	103	8%
Other, net	9	—	30	1%	21	2%
Remeasurement of deferred taxes due to change in state apportionment	15	—	—	—	(115)	(9)%
Non-U.S. tax on sale of VisaNet do Brasil, net of federal benefit	—	—	51	1%	—	—
Revaluation of Visa Europe put option	(28)	(1)%	—	—	—	—

Income tax expense	$1,674	36%	$1,648	41%	$532	40%

The difference between the effective income tax rates for fiscal 2009 and fiscal 2010 is primarily due to changes in the geographic mix of the Company’s global income; the benefit of tax incentives in Singapore, the Company’s largest operating hub outside the U.S.; the nontaxable revaluation of the Visa Europe put option in fiscal 2010; and the additional foreign tax related to the sale of the investment in VisaNet do Brasil in fiscal 2009.

The effective income tax rate for fiscal 2009 differs from that for fiscal 2008 primarily due to the additional non-U.S. tax in fiscal 2009 on the sale of the investment in VisaNet do Brasil, the litigation tax reserves in fiscal 2008, and a rate reduction in fiscal 2008 from the combined effect of the loss of a California special deduction upon IPO and the deferred tax remeasurement benefit from the change in state tax apportionment.

Income taxes receivable of $140 million and $135 million are included in prepaid and other current assets at September 30, 2010 and 2009, respectively. See Note 7—Prepaid Expenses and Other Assets. At September 30, 2010 and 2009, income taxes payable of $40 million and $23 million,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

respectively, are included in accrued income taxes as part of accrued liabilities, and accrued income taxes of $423 million and $304 million, respectively, are included in other long-term liabilities. See Note 10—Accrued and Other Liabilities.

Cumulative undistributed earnings of the Company’s international subsidiaries amounted to $974 million at September 30, 2010, all of which are intended to be reinvested indefinitely outside the U.S. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The Company’s largest operating hub outside the U.S. is located in Singapore. It operates under a tax incentive agreement which is effective through September 30, 2014, and may be extended through September 30, 2023, if certain additional requirements are satisfied. The tax incentive agreement is conditional upon certain employment and investment thresholds being met by the Company. The tax incentive agreement decreased Singapore tax by $93 million in fiscal 2010 and $16 million in fiscal 2009. The benefit of the tax incentive agreement on diluted earnings per share was $0.13 in fiscal 2010 and $0.02 in fiscal 2009.

In accordance with ASC 740, the Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

At September 30, 2010 and 2009, the Company’s total gross unrecognized tax benefits were $545 million and $439 million, respectively, exclusive of interest and penalties described below. Included in the $545 million and $439 million are $443 million and $397 million of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.

A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2010	2009
	(in millions)
Beginning balance at October 1	$439	$407
Increases of unrecognized tax benefits related to prior years	65	14
Increases of unrecognized tax benefits related to current year	44	23
Decreases of unrecognized tax benefits related to settlements	—	(4)
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(3)	(1)

Ending balance at September 30	$545	$439

It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions as interest expense and administrative and other, respectively, in its consolidated statements of operations. In fiscal 2010, 2009 and 2008, the Company recognized $37 million, $17 million and $2 million of interest expense, respectively, and $5 million, $4 million and a de minimis amount of penalties, respectively, related to uncertain tax positions in its consolidated statements of operations. At September 30, 2010 and 2009, the Company had accrued interest of $58 million and $22 million, respectively, and accrued penalties of $10 million and $5 million, respectively, related to uncertain tax positions in its other long-term liabilities.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The Company believes that unrecognized tax benefits may possibly decrease by $50 million within the next 12 months, due to the possible effective settlement on the timing of certain deductions, which would not impact the effective tax rate.

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

Note 22—Legal Matters

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

The Company recorded litigation provisions of approximately ($45 million), $2 million and $1,470 million in fiscal 2010, 2009 and 2008, respectively. The credit to the provision in fiscal 2010 was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation (discussed in Other Litigation below). The remaining credit balance was due to the release of accruals for certain legal matters settled during fiscal 2010. There was no other significant provision activity to offset the credit balance in fiscal 2010. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.

The following table summarizes the activity related to accrued litigation for both covered and other non-covered litigation for the years ended September 30, 2010 and 2009:

	2010	2009
	(in millions)
Balance at October 1	$1,717	$3,758
Provision for settled legal matters	(45)	(1)
Provision for unsettled legal matters	—	3
Settlement obligation refunded by Morgan Stanley(1)	—	65
Interest accretion on settled matters	27	93
Payments on settled matters(2)	(1,002)	(2,201)

Balance at September 30	$697	$1,717

(1)	This balance represents the amount of a settlement refunded to the Company during fiscal 2009 by Morgan Stanley under a separate agreement.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

(2)	This amount includes the Company’s October 2009 prepayment of its remaining $800 million in payment obligations in the Retailers’ litigation at a discounted amount of $682 million.

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings discussed below that are subject to the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 4—Retrospective Responsibility Plan. An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination the Company evaluates available information, including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during fiscal 2010.

The Discover Litigation

On October 4, 2004, Discover Financial Services, Inc. filed a complaint against Visa U.S.A., Visa International and MasterCard International Incorporated (MasterCard). The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to a lawsuit brought by the U.S. Department of Justice (DOJ) in 1998. The complaint alleged, among other things, that the implementation and enforcement of Visa’s bylaw 2.10(e) and MasterCard’s Competitive Programs Policy, or CPP, which prohibited their respective members from issuing American Express or Discover cards violated Sections 1 and 2 of the Sherman Act and California’s Unfair Competition Law, and sought money damages (subject to trebling) and attorneys’ fees and costs.

On October 13, 2008, Visa, MasterCard and Discover reached an agreement in principle to settle the litigation. The parties executed a final settlement agreement on October 27, 2008 that became effective on November 4, 2008 upon approval by holders of Visa’s class B common stock. Visa’s net share of the settlement totaled $1.8 billion, of which $1.74 billion was paid over four quarters from the escrow account established by the retrospective responsibility plan. Visa Inc. also paid $80 million toward Visa’s share in connection with releases obtained from MasterCard with respect to certain potential claims. Visa Inc. also paid an additional $65 million, which was refunded by Morgan Stanley, under a separate agreement related to the settlement. Visa’s settlement obligations were fully satisfied with the September 2009 payment to Discover. The Company’s consolidated statement of operations reflects a provision of $1.8 billion for the settlement in fiscal 2008.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

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

The quarterly payments are in an amount equal to 5% of American Express’s United States global network services billings during the quarter up to a maximum of $70 million per quarter; provided, however, that if the payment for any quarter is less than $70 million, the maximum payment for a future quarter or quarters shall be increased by the difference between $70 million and such lesser amount as was actually paid. American Express has met the performance criteria set forth in the settlement agreement for each quarter thus far, including the fourth fiscal quarter of fiscal 2010, and Visa has made each of the corresponding settlement payments.

The Attridge Litigation

On December 8, 2004, a complaint was filed in California state court on behalf of an alleged class of consumers asserting claims against Visa U.S.A., Visa International and MasterCard under California’s Cartwright Act and Unfair Competition Law. The claims in this action, Attridge v. Visa U.S.A. Inc., et al., seek to piggyback on the portion of the DOJ litigation in which the U.S. District Court for the Southern District of New York found that Visa’s bylaw 2.10(e) and MasterCard’s CPP constitute unlawful restraints of trade under the federal antitrust laws. On May 19, 2006, the court entered an order dismissing plaintiff’s Cartwright Act claims with prejudice but allowing the plaintiff to proceed with his Unfair Competition Law claims, which seek restitution, injunctive relief, and attorneys’ fees and costs. On December 14, 2007, the plaintiff amended his complaint to add Visa Inc. as a defendant. No new claims were added to the complaint.

On July 1, 2009, the court denied in part the Defendants’ Motion for Summary Judgment or Summary Adjudication, but ordered the parties to submit affidavits as to whether further discovery should be conducted prior to the court rendering judgment on the Motion for Summary Adjudication. On August 3, 2009, the court ruled the Motion submitted without any such further discovery.

In the separate “Indirect Purchaser” Credit/Debit Card Tying Cases, also pending in California state court, Visa entered into a settlement agreement on September 14, 2009. That settlement could potentially have the effect of releasing the claims asserted in the Attridge case, subject to the ruling of the Attridge court. On September 24, 2009, the Attridge court deferred its decision on the Motion for Summary Adjudication pending court approval of the settlement in the Credit/Debit Card Tying Cases. On August 23, 2010, final approval of the Credit/Debit Card Tying Cases settlement was granted. The plaintiff in Attridge and others have appealed the final approval order.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

The Interchange Litigation

Kendall. On October 8, 2004, a class action lawsuit was filed by a group of merchants in the U.S. District Court for the Northern District of California against Visa U.S.A., MasterCard and several Visa U.S.A. member financial institutions alleging, among other things, that Visa U.S.A.’s and MasterCard’s interchange reimbursement fees violate the Sherman Act and the Clayton Act (Kendall v. Visa U.S.A. Inc., et al.). On July 25, 2005, the court granted Visa U.S.A.’s motion to dismiss and dismissed the complaint with prejudice.

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

Multidistrict Litigation Proceedings (MDL). Beginning in May 2005, approximately 55 complaints, all but 10 of which were styled as class actions, have been filed in U.S. federal district courts on behalf of merchants against Visa U.S.A. and/or MasterCard, and in some cases, certain Visa member financial institutions. Visa International was also named as a defendant in more than 30 of these complaints. The cases allege, among other things, that Visa’s and MasterCard’s purported setting of interchange reimbursement fees, their “no surcharge” rules, and alleged tying and bundling of transaction fees violate federal antitrust laws. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings (MDL 1720). On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the 10 complaints brought on behalf of individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. In addition, some of these complaints contain certain state unfair competition law claims. These interchange-related cases seek money damages (alleged in the consolidated class action complaint to range in the tens of billions of dollars), subject to trebling, as well as attorneys’ fees and injunctive relief.

As part of the retrospective responsibility plan, Visa U.S.A. and Visa International entered into a judgment sharing agreement with certain member financial institutions of Visa U.S.A. on July 1, 2007.

On January 8, 2008, the district court adopted the recommendation of the Magistrate Judge and granted defendants’ motion to dismiss the class plaintiffs’ claims for damages incurred prior to January 1, 2004.

On January 29, 2009, class plaintiffs filed a Second Consolidated Amended Class Action Complaint. Among other things, this complaint: (i) added new claims for damages and injunctive relief against Visa and the bank defendants regarding interchange reimbursement fees for Visa PIN-debit cards; (ii) added new claims for damages and injunctive relief against Visa and the bank defendants since the time of Visa’s IPO regarding interchange reimbursement fees for Visa’s credit, offline debit, and PIN-debit cards; (iii) eliminated claims for damages relating to the so-called “no-surcharge” rule and “anti-steering” rules; (iv) eliminated claims for damages based on the alleged tie of network processing services and payment guarantee services to the payment card system services; and (v) added Visa Inc. as a defendant.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

In addition, class plaintiffs filed a Second Supplemental Class Action Complaint (the “Supplemental Complaint”) against Visa Inc. and several financial institutions challenging Visa’s reorganization and IPO under Section 1 of the Sherman Act and Section 7 of the Clayton Act. In the Supplemental Complaint, class plaintiffs seek unspecified monetary damages and declaratory and injunctive relief, including an order that the IPO be unwound.

On May 8, 2008, class plaintiffs served on defendants a motion seeking to certify a class of merchants. On March 31, 2009, Visa, jointly with other defendants, moved to dismiss the Supplemental Complaint and the Second Consolidated Amended Class Action Complaint.

The parties have exchanged expert reports and taken expert discovery. No trial date has been set.

Other Litigation

Retailers’ Litigation. Beginning in October 1996, several antitrust class action lawsuits were brought by U.S. merchants against Visa U.S.A. and MasterCard. The suits were later consolidated in the U.S. District Court for the Eastern District of New York, In re Visa Check/MasterMoney Antitrust Litigation. Among other claims, the plaintiffs alleged that Visa U.S.A.’s “Honor All Cards” rule, which required merchants that accepted Visa cards to accept for payment every validly presented Visa card, and a similar MasterCard rule, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. On June 4, 2003, the parties signed a settlement agreement that was approved by the court on December 19, 2003. Pursuant to the settlement agreement, Visa agreed to modify its “Honor All Cards” rule such that a merchant may accept only Visa check cards, only Visa credit cards, or both. Visa also agreed to pay approximately $2.0 billion to the merchant class over 10 years in equal annual installments of $200 million per year, among other things.

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

“Indirect Purchaser” Actions. Complaints were also filed in 19 different states and the District of Columbia alleging state antitrust, consumer protection and common law claims against Visa U.S.A. and MasterCard (and, in California, Visa International) on behalf of consumers. The claims in these class actions included allegations mirroring those made in the U.S. merchant lawsuit and asserting that merchants, faced with excessive merchant discount fees, passed on some portion of those fees to consumers in the form of higher prices on goods and services sold. Plaintiffs seek money damages and injunctive relief. Visa U.S.A. has been successful in the majority of these cases, as courts in 17 jurisdictions have granted Visa U.S.A.’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. The court approved the voluntary dismissal of one of the consolidated cases in New Mexico on September 16, 2009. In the remaining New Mexico case, the court granted Visa U.S.A.’s motion to dismiss at a hearing on May 14, 2010, and entered an order and judgment dismissing the case on June 9, 2010. The plaintiff filed a notice of appeal from that order and judgment on June 14, 2010.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

In California, in the consolidated Credit/Debit Card Tying Cases, the court dismissed claims brought under the Cartwright Act, but denied a similar motion with respect to Unfair Competition Law claims for unlawful, unfair and/or fraudulent business practices. On October 31, 2007, the court denied the plaintiffs’ motion to give collateral estoppel effect to certain elements of their “tying” claim based on statements in the ruling on cross-motions for summary judgment in In re Visa Check/MasterMoney Antitrust Litigation. On October 3, 2008, the parties agreed to confidential settlement terms to resolve the dispute. On September 14, 2009, the parties entered into a written settlement agreement that was then submitted to the court for approval. After the parties amended the settlement agreement in certain respects, the court entered an order preliminarily approving the settlement on January 5, 2010 and entered an order granting final approval on August 23, 2010. The plaintiff in Attridge, who had filed objections to the settlement, has filed a notice of appeal from the final approval order, as have other objectors to the settlement. The amount of the settlement is not considered material to the consolidated financial statements.

New Zealand Interchange Proceedings. The Commerce Commission, New Zealand’s competition regulator, filed a civil Statement of Claim in the High Court in Wellington on November 9, 2006, alleging that, among other things, the fixing of default interchange rates by Cards NZ Limited, Visa International, MasterCard and certain Visa International member financial institutions contravenes the New Zealand Commerce Act. On November 27, 2006, a group of New Zealand retailers filed a nearly identical claim against the same parties before the same tribunal. Both the Commerce Commission and the retailers seek declaratory, injunctive and monetary relief. Both cases were transferred to the commercial list at the High Court in Auckland in April 2007.

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

Currency Conversion Litigation. In 2000, a “representative” action was filed in California state court against Visa U.S.A. and Visa International in connection with an asserted 1% currency conversion “fee” assessed on member financial institutions by the payment card networks on transactions involving the purchase of goods or services in a foreign currency and the disclosure of that fee (Schwartz). Plaintiffs claimed Visa’s currency conversion practices violated California Business & Professions Code Section 17200. Additional California state class actions were filed against Visa U.S.A. and Visa International challenging currency conversion practices (Shrieve, Mattingly, and Baker). Visa U.S.A., Visa International, MasterCard, Citicorp Diners Club, Inc. (Diners Club) and several Visa member financial institutions are also defendants in a number of federal class actions that allege, among other things, violations of federal antitrust laws based on the 1% currency conversion fee. The federal complaints were consolidated or coordinated in MDL 1409 (In re Currency Conversion Fee Antitrust Litigation) in the U.S. District Court for the Southern District of New York.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

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

Merchant Acceptance Rules Investigations. On October 10, 2008, the United States Department of Justice (the “DOJ”) issued a Civil Investigative Demand, or “CID,” to Visa U.S.A. that sought information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID sought documents, data and narrative responses to several interrogatories and document requests, which focused on certain merchant acceptance practices, including major payment network rules regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment.

On May 15, 2009, the Office of the Attorney General for the State of Ohio issued an Investigative Demand to Visa Inc. seeking information regarding a potential violation of Chapter 1331 of the Ohio Revised Code, Ohio’s antitrust law. The Ohio Attorney General is part of a multistate attorney general working group. The Investigative Demand sought copies of documents, data and narrative responses that Visa had produced to the Division pursuant to the CID issued on October 10, 2008. The Investigative Demand focused on certain Visa U.S.A. policies relating to merchant acceptance practices, including Visa U.S.A.’s policies regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment.

On October 4, 2010, Visa announced a settlement with the DOJ and the attorneys general of seven states to resolve their investigations. As part of the settlement, Visa will allow U.S. merchants to offer discounts or other incentives to steer customers to a particular form of payment including to a specific network brand or to any card product, such as a “non-reward” Visa credit card. Visa’s rules

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

always have allowed U.S. merchants to steer customers to other forms of payment and offer discounts to customers who choose to pay with cash, check or PIN debit. The new rules will expand U.S. merchants’ ability to discount for their preferred form of payment, though they will not be able to pick and choose amongst issuing banks. The settlement agreement does not address Visa’s rule prohibiting U.S. merchants from surcharging consumers. Apart from a partial reimbursement to the state attorneys general of their attorneys’ fees and expenses, there is no monetary obligation associated with the settlement. The reimbursement amount is not considered material to the consolidated financial statements.

The consent decree setting forth the terms of settlement is subject to court approval. Visa will make formal rule changes after the court enters a final judgment following a public comment period, but will refrain from enforcing its current discounting rules in the interim.

Venezuela Interchange Proceedings. On October 2, 2008, the Superintendencia para la Promoción y Protección de la Libre Competencia (“Competition Authority”) of Venezuela filed an administrative proceeding against “Visa Inc. International” (sic), MasterCard, American Express, Diners Club, Consorcio Credicard, and more than thirty privately held financial institutions. The Competition Authority alleges that, among other things, the defendants’ setting of default interchange rates and merchant discount rates violates Venezuelan competition law. The Competition Authority seeks monetary and injunctive relief.

The evidentiary phase of the investigation has concluded, but the Competition Authority has not yet issued any findings as a result of the investigation.

European Interchange Proceedings. On April 3, 2009, the European Commission issued a Statement of Objections (“SO”) to Visa Europe, Visa International and Visa Inc. alleging a breach of European competition law. Visa Inc. and Visa International were served with the Statement of Objections on June 1, 2009. The SO alleges a breach of Article 81 of the EC Treaty and Article 53 of the EEA Agreement. The SO is directed to Visa Inc. and Visa International as to Honor All Cards, the no-surcharge rule and what the Commission alleges is the “subsidiary application of the Inter-Regional MIFs to the intra-regional POS transactions with consumer cards.” On August 10, 2009, Visa Inc. and Visa International filed a response to the SO. On April 26, 2010, Visa Europe announced an agreement with the European Commission, subject to public consultation, to end the proceedings initiated by the Statement of Objections issued April 3, 2009, with respect to Visa Europe’s immediate debit interchange fees. Pursuant to existing agreements among the parties, Visa Europe is obligated to indemnify Visa International and Visa Inc. in connection with this proceeding, including payment of any fines that may be imposed.

Canadian Competition Bureau Proceedings. On April 21, 2009, Visa received an oral notification from the Canadian Competition Bureau that it has initiated a civil inquiry regarding interchange and certain of Visa policies relating to merchant acceptance practices. On August 4, 2010, the Bureau issued a voluntary draft information request to Visa seeking information on certain merchant acceptance practices, interchange (including the setting of default interchange), and fees paid by issuers and acquirers to Visa. Visa is cooperating with the Bureau with respect to the information request.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

Brazilian Competition Authority Proceedings. On August 7, 2009, Secretaria de Direito Econômico (SDE), the Brazilian competition agency, opened an administrative proceeding against Visa International, Visa do Brasil, and Companhia Brasileira de Meios de Pagamento (f/k/a VisaNet do Brasil) regarding an alleged exclusive relationship between the Company and VisaNet do Brasil, the then sole acquirer of Visa transactions in Brazil. SDE also issued an injunction against Visa International and Visa do Brasil requiring, among other things, that Visa grant additional acquiring licenses to Brazilian financial institutions and suspend Visa’s exclusive relationship with VisaNet do Brasil. The SDE administrative proceeding followed the issuance of a report by the Central Bank of Brazil suggesting, among other things, that the single-acquirer structure in Brazil be changed.

Visa International and Visa do Brasil appealed the injunction to Conselho Administrativo de Defesa Econômica (CADE), the Brazilian competition authority, and on September 16, 2009, CADE revoked the injunction in its entirety. On December 16, 2009, Visa International and Visa do Brasil reached an agreement with CADE for the immediate suspension of the investigation and its eventual closure without fines if certain conditions were met. On August 3, 2010, CADE formally closed the investigation against Visa International and Visa do Brasil without the imposition of any fines, concluding that both entities had fully complied with the terms of their agreement with CADE.

The Reserve Primary Fund. On May 5, 2009, Visa U.S.A. commenced an action in the United States Court for the Southern District of New York against The Reserve Primary Fund, or the Fund, and related entities in connection with the Fund’s failure to promptly redeem in full Visa U.S.A.’s investment in a money market mutual fund. On September 15, 2008, Visa U.S.A. sought to redeem its entire investment of over $981 million, plus accrued dividends. The Fund failed to return Visa U.S.A.’s investment within one business day as required by the Fund’s prospectus. Pursuant to a liquidation plan, the Fund made interim distributions, returning approximately 90% of Visa U.S.A.’s investment. Visa U.S.A. sought damages in excess of $98 million, the amount of its investment then held by the Fund. Also see Note 5—Investments and Fair Value Measurements and Note 7—Prepaid Expenses and Other Assets. On May 5, 2009, the SEC commenced an action in the U.S. District Court for the Southern District of New York against the Fund and proposed an alternative plan of liquidation.

On November 25, 2009, the court accepted most aspects of the SEC plan and ordered that the remaining assets in the Fund, with the exception of a reserve for ongoing expenses and claims, be returned to investors on a pro-rata basis. In January and July 2010, Visa U.S.A. received further distributions from the Fund. Together with interim distributions, Visa U.S.A. has received a total payout of 99% of Visa U.S.A.’s original investment, and any further recovery will also likely be pursuant to the SEC plan. Visa U.S.A. voluntarily dismissed its case without prejudice on March 31, 2010.

CyberSource securities litigation. On April 29, 2010, an individual named Carol Ann Peters filed a class action lawsuit against CyberSource Corporation (“CyberSource”), certain of its directors, and Visa Inc. in California Superior Court in connection with the proposed merger of CyberSource and Visa. The complaint asserts claims of breach of fiduciary duty against the CyberSource directors and aiding and abetting breaches of fiduciary duty against CyberSource and Visa. Plaintiff later added Market Street Corp., a wholly-owned subsidiary of Visa Inc., as a defendant and seeks declaratory and injunctive relief and attorneys’ fees. A similar lawsuit was filed on May 4, 2010, by the Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters in the Chancery Court of the State of Delaware. The Delaware complaint was voluntarily

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

dismissed and re-filed in California Superior Court on June 1, 2010, adding allegations of inadequate disclosure in CyberSource’s preliminary proxy statement concerning the merger. On June 9, 2010, the California court consolidated the two suits, now captioned In re CyberSource Shareholder Litigation.

On June 29, 2010, the parties reached an agreement in principle to settle the litigation. The agreement requires CyberSource to make certain additional disclosures related to the proposed merger, which were made in CyberSource’s definitive proxy statement filed with the SEC on June 11, 2010, but does not require any defendant to pay money damages. A notice of the settlement, which was subject to confirmatory discovery and court approval, was filed on July 13, 2010. On September 16, 2010, following completion of confirmatory discovery, the parties filed formal settlement documents with the court. On November 10, 2010, the court entered an order preliminarily approving the settlement and directing that notice of the settlement be provided to potential class members. A final approval hearing is scheduled for January 14, 2011. The settlement is not considered material to the Company’s consolidated financial statements.

Dynamic Currency Conversion. Visa has received notices from competition regulators in New Zealand, Australia, and Korea regarding investigations into Visa’s policies relating to the provision of Dynamic Currency Conversion (DCC) services. DCC refers to the conversion of the purchase price of goods or services from one currency to another at the point of sale, as agreed to by the cardholder and merchant. Visa is cooperating with these regulators with respect to these investigations.

Data pass litigation. On August 27, 2010, a consumer filed a class action complaint against Webloyalty.com, Inc., Amazon.com, Inc., and Visa Inc. in federal district court in Connecticut. The plaintiff claims, among other things, that consumers who made online purchases at Amazon.com were deceived into also incurring charges for services from Webloyalty.com through the alleged unauthorized passing of cardholder account information during the sales transaction (“data pass”), in violation of federal and state consumer protection statutes and common law. Visa allegedly aided and abetted the conduct of the other defendants. Plaintiff seeks damages, restitution, and injunctive relief. The plaintiff voluntarily dismissed Amazon.com as a defendant without prejudice on October 29, 2010. Webloyalty.com and Visa each filed motions to dismiss the case on November 1, 2010. Webloyalty.com also has asked the Judicial Panel on Multi-district Litigation to consolidate with this case, for pretrial proceedings, a case pending in federal district court in California in which Webloyalty.com and Movietickets.com (but not Visa) are named as defendants.

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

On December 1, 2009, represented by the same counsel as Mr. Loiseau, William Barclay filed a class action against Visa U.S.A. and Metabank making similar allegations as in the Loiseau case. On December 31, 2009, Metabank removed the Barclay action to the U.S. District Court for the Southern

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

District of California and filed a notice of relatedness between the two cases. Both Visa and Metabank moved to dismiss the Barclay complaint. Ultimately, Barclay agreed to dismiss Visa from the case and on February 25, 2010, Visa was dismissed from the case with prejudice.

Matalas. On May 27, 2010, Diane Matalas filed a class action lawsuit against Wells Fargo Bank and Visa Inc. in California Superior Court asserting claims under California’s gift card act and other consumer laws. Among other things, Matalas alleges that certain authorization practices for gift cards are unlawful. On July 14, 2010, Wells Fargo Bank removed the case to U.S. District Court for the Central District of California. Both Visa and Metabank moved to dismiss the complaint. On September 27, 2010, all of the parties stipulated that Visa be dismissed from the case without prejudice. The plaintiff has moved to amend her complaint, dropping Visa as a defendant.

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

After all appeals to the lower appellate courts had been rejected, on March 14, 2008, Visa International filed an extraordinary appeal of the preliminary injunction ruling with the Commercial Chamber of the Supreme Court (the “Supreme Court”). On August 6, 2008, the Supreme Court accepted Visa International’s appeal and declared the lower court’s decision null and void. Pursuant to the Supreme Court’s order, on March 25, 2009, the First Commercial Judge of Appeals of Caracas issued a new decision. The decision (i) dismissed Visa International’s appeal; (ii) ratified the preliminary injunction; and (iii) found Visa and Todoticket liable for legal fees and costs in connection with the appeal. On July 9, 2009, Visa International filed a further appeal, and on December 10, 2009, the Supreme Court again decided in Visa’s favor, overturning the appellate ruling. The Supreme Court ordered a new Judge of Appeals to consider the preliminary injunction that prevented Visa from using the Visa Vale trademark in Venezuela. No decision has yet been issued by the new Judge of Appeals.

On February 11, 2010, in a separate action on the merits, the First Instance court dismissed in its entirety the plaintiff’s claim against Visa International and other defendants for damages based on trademark infringement. The plaintiff is appealing the decision.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

Actus, LLC—Prepaid Cards

On April 9, 2009, Actus, LLC filed a lawsuit against Visa Inc. and a number of other companies in the U.S. District Court for the Eastern District of Texas alleging that certain Visa prepaid products infringe U.S. Patent No. 7,328,189 (“Method and Apparatus for Conducting Electronic Commerce Transactions Using Electronic Tokens”) and U.S. Patent No. 7,249,099 (“Method and Apparatus for Conducting Electronic Commerce Transactions Using Electronic Tokens”). On June 11, 2009, Visa filed a motion to dismiss plaintiff’s claims. Actus filed a second amended complaint on August 17, 2009, to address the issues raised in Visa’s motion, and Visa and other defendants filed a renewed motion to dismiss on September 8, 2009. On April 21, 2010, the parties executed an agreement to settle the litigation, and on April 30, 2010, the court dismissed the claims against Visa with prejudice. The settlement amount is not considered material to the consolidated financial statements.

Joao Bock Transaction Systems—Transaction Security

On May 11, 2009, Joao Bock Transaction Systems of Texas, LLC filed a lawsuit against Visa Inc. and a number of other companies in the U.S. District Court for the Eastern District of Texas alleging that certain Visa products and/or services infringe U.S. Patent No. 7,096,003 (“Transaction Security

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(in millions, except as noted)

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

Restricted Spending Solutions, LLC—Prepaid and Commercial Cards

On June 23, 2009, Restricted Spending Solutions, LLC filed a lawsuit against Visa U.S.A. and a number of other companies in the U.S. District Court for the Northern District of Illinois alleging that certain Visa prepaid and commercial cards infringe U.S. Patent No. 6,044,360 (“Third Party Credit Card”). Plaintiff seeks money damages and injunctive relief. On October 30, 2009, Visa U.S.A. answered the complaint and filed a counterclaim for a declaratory judgment that Visa is not infringing the patent and/or that the patent is invalid.

On November 19, 2009, Visa U.S.A. filed its First Amended Answer and Counterclaim to the plaintiff’s complaint. On February 5, 2010, the defendants filed a motion for summary judgment of invalidity based on Visa’s U.S. Patent 5,500,513. The court granted defendants’ motion for summary judgment on September 29, 2010. Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on October 28, 2010.

Note 23—Subsequent Events

In October 2010, the Company’s board of directors authorized a $1.0 billion share repurchase plan. The authorization will be in place through September 30, 2011, subject to extension or expansion at the determination of the Company’s board of directors. See Note 16—Stockholders’ Equity.

On October 8, 2010, the Company funded the litigation escrow account with $800 million. See Note 4—Retrospective Responsibility Plan.

On October 20, 2010, the Company’s board of directors declared a dividend in the aggregate amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). See Note 16—Stockholders’ Equity.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)

The following tables show selected quarterly operating results for each quarter and full year of fiscal 2010 and 2009 for Visa Inc.:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	2010 Total
	(in millions, except per share data)
Operating revenues	$1,960	$1,959	$2,029	$2,117	$8,065
Operating income	1,217	1,122	1,137	1,113	4,589
Net income attributable to Visa Inc.	763	713	716	774	2,966
Basic earnings per share
Class A common stock	$1.03	$.97	$.97	$1.06	$4.03
Class B common stock	$.60	$.56	$.56	$.59	$2.31
Class C common stock	$1.03	$.97	$.97	$1.06	$4.03
Diluted earnings per share
Class A common stock	$1.02	$.96	$.97	$1.06	$4.01
Class B common stock	$.60	$.56	$.55	$.59	$2.30
Class C common stock	$1.02	$.96	$.97	$1.06	$4.01

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	2009 Total
	(in millions, except per share data)
Operating revenues	$1,739	$1,647	$1,646	$1,879	$6,911
Operating income	966	881	822	869	3,358
Net income attributable to Visa Inc.	574	536	729	514	2,353
Basic earnings per share(i)
Class A common stock	$0.74	$0.71	$0.97	$0.69	$3.10
Class B common stock	$0.52	$0.45	$0.61	$0.41	$1.98
Class C common stock(ii)	$0.74	$0.71	$0.97	$0.69	$3.10
Diluted earnings per share(i)
Class A common stock	$0.74	$0.71	$0.96	$0.69	$3.10
Class B common stock	$0.52	$0.45	$0.61	$0.41	$1.98
Class C common stock(ii)	$0.74	$0.71	$0.96	$0.69	$3.10

(i)

Effective October 1, 2009, the Company adopted a new accounting standard related to the calculation of earnings per share, which requires retrospective application to earnings per share for fiscal 2009. See Note 17—Earnings Per Share to the consolidated financial statements.

(ii)

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of Company’s internal control over financial reporting as of September 30, 2010. Based on management’s assessment, management has concluded that Company’s internal control over financial reporting was effective as of September 30, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .

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

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2010, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2010, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning the Company’s directors, executive officers, the Code of Business Conduct and Ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal 3—Election of Directors” “Executive Officers,” “Corporate Governance—Code of Business Conduct and Ethics,” and “Board of Directors and Committees of the Board—Audit and Risk Committee and Audit and Risk Committee Financial Expert” in our Proxy Statement.

The information required by this item regarding compliance with Section 16(a) of the Exchange Act pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and our Corporate Governance Guidelines are available on the Investor Relations page of our website at www.investor.visa.com, under “Corporate Governance”. Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, P.O. Box 8999, San Francisco, California 94128.

ITEM 11.	Executive Compensation

The information required by this item concerning director and executive compensation is incorporated herein by reference to the sections entitled “Board of Directors and Committee of the Board—Director Compensation” and “Executive Compensation” in our Proxy Statement.

The information required by this item pursuant to Item 407(e)(4) of Regulation S-K is incorporated herein by reference to the section entitled “Executive Compensation—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

The information required by this item pursuant to Item 407(e)(5) of Regulation S-K is incorporated herein by reference to the section entitled “Executive Compensation—Compensation Committee Report” in our Proxy Statement.

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

The information required by this item concerning director independence pursuant to Item 407(a) of Regulation S-K is incorporated herein by reference to the section entitled “Corporate Governance— Independence of Directors” in our Proxy Statement.

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

VISA INC.

By:	/s/ Joseph W. Saunders
Name:	Joseph W. Saunders
Title:	Chief Executive Officer
Date:	November 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Saunders Joseph W. Saunders	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	November 19, 2010

/s/ Byron H. Pollitt Byron H. Pollitt	Chief Financial Officer (principal financial officer and principal accounting officer)	November 19, 2010

/s/ Hani Al-Qadi Hani Al-Qadi	Director	November 19, 2010

/s/ Gary Coughlan Gary Coughlan	Director	November 19, 2010

/s/ Mary B. Cranston Mary B. Cranston	Director	November 19, 2010

/s/ Charles T. Doyle Charles T. Doyle	Director	November 19, 2010

/s/ Francisco Javier Fernandez-Carbajal Francisco Javier Fernandez-Carbajal	Director	November 19, 2010

/s/ Peter Hawkins Peter Hawkins	Director	November 19, 2010

/s/ Suzanne Nora Johnson Suzanne Nora Johnson	Director	November 19, 2010

/s/ Robert W. Matschullat Robert W. Matschullat	Director	November 19, 2010

/s/ David I. McKay David I. McKay	Director	November 19, 2010

Signature	Title	Date

/s/ Cathy Elizabeth Minehan Cathy Elizabeth Minehan	Director	November 19, 2010

/s/ David J. Pang David J. Pang	Director	November 19, 2010

/s/ Charles W. Scharf Charles W. Scharf	Director	November 19, 2010

/s/ Segismundo Schulin-Zeuthen Segismundo Schulin-Zeuthen	Director	November 19, 2010

/s/ William Shanahan William Shanahan	Director	November 19, 2010

/s/ John A. Swainson John A. Swainson	Director	November 19, 2010

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Fifth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Visa Inc. on December 17, 2008)

3.2	Amended and Restated Bylaws of Visa Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Visa Inc. on October 17, 2008)

3.3	Certificate of Correction of the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Visa Inc. on July 30, 2009)

4.1	Form of stock certificate of Visa Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007 (the “September 2007 S-4”))

4.2	Except as set forth in Exhibit 4.1 above, the instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)

4.3	Form of specimen certificate for class B common stock of Visa Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed January 28, 2009)

4.4	Form of specimen certificate for class C common stock of Visa Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed January 28, 2009)

10.1	Settlement Agreement, dated June 4, 2003, by and among Visa U.S.A. Inc. and Wal-Mart, Limited Brands, Sears, Safeway, Circuit City, National Retail Federation, Food Market Institute, International Mass Retail Association and Bernie’s Army-Navy Store (incorporated by reference to Exhibit 10.1 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on June 22, 2007 (the “June 2007 S-4”))

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 2, 2007)

10.3	Visa Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Annex K to Amendment No. 5 of the June 2007 S-4)

10.4	Employment Agreement, dated February 7, 2008, by and between Joseph W. Saunders and Visa Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 4 to the November 2007 S-1)

10.5	Employment Agreement, dated February 21, 2008, by and between Byron H. Pollitt and Visa Inc. (incorporated by reference to Exhibit 10.43 to Amendment No. 5 to the November 2007 S-1)

10.6	Visa U.S.A. Long Term Incentive Plan for fiscal 2006 (incorporated by reference to Exhibit 10.7 to the June 2007 S-4)

10.7	Visa Excess Retirement Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.9 to the June 2007 S-4)

10.8	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005, as amended (incorporated by reference to Exhibit 4.3 to the Form S-8 filed February 9, 2009)

10.9	Visa Excess Thrift Plan, amended and restated effective as of June 1, 2005 (incorporated by reference to Exhibit 10.11 to the June 2007 S-4)

10.10	Judgment Sharing Agreement among Defendants in the AMEX case by and between Visa U.S.A. Inc. and the signatory banks thereto (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the July 2007 S-4)†

Exhibit Number	Description of Documents

10.11	Form of Interchange Judgment Sharing Agreement among Visa Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the July 2007 S-4)†

10.12	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and each Member of Visa U.S.A. Inc. that executes and delivers a counterpart signature page to the agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the July 2007 S-4)†

10.13	Form of Escrow Agreement among Visa Inc., Visa U.S.A. Inc. and the escrow agent (incorporated by reference to Exhibit 10.15 to the June 2007 S-4)

10.14	Form of Framework Agreement among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the July 2007 S-4)†

10.15	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 22, 2007)

10.16	Form of Visa Europe Put-Call Option Agreement by and among Visa Inc. and Visa Europe Limited (incorporated by reference to Annex B to Amendment No. 5 of the June 2007 S-4)

10.17	Office Lease, with effective date of April 18, 1991, and as amended on May 14, 1992, September 1, 1995, July 1, 1998, and April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the July 2007 S-4)†

10.18	Data Center Lease, with effective date of April 18, 1991, and as amended on April 8, 2004, by and between Visa U.S.A. Inc. and Landlord (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the July 2007 S-4)†

10.19	Amended and Restated Global Restructuring Agreement, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Visa Asia Pacific, Visa Latin America (incorporated by reference to Annex A to Amendment No. 5 to the June 2007 S-4)

10.20	Inovant Long Term Incentive Plan for fiscal 2006, as amended (incorporated by reference to Exhibit 10.24 to the November 2007 S-1)

10.21	Visa U.S.A. Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.25 to the November 2007 S-1)

10.22	Inovant Long Term Incentive Plan for fiscal 2007 (incorporated by reference to Exhibit 10.26 to the November 2007 S-1)

10.23	Visa Inc. Special Bonus Plan for fiscal 2007 Plan Administration Guidelines (incorporated by reference to Exhibit 10.27 to the November 2007 S-1)

10.24	Employment Agreement, dated February 21, 2008, by and between John (Hans) C. Morris and Visa Inc. (incorporated by reference to Exhibit 10.41 to Amendment No. 5 to the November 2007 S-1)

10.25	Employment Agreement, dated February 21, 2008, by and between Joshua Floum and Visa Inc. (incorporated by reference to Exhibit 10.40 to Amendment No. 5 to the November 2007 S-1)

2

Exhibit Number	Description of Documents

10.26	Employment Agreement, dated February 21, 2008, by and between John Partridge and Visa Inc. (incorporated by reference to Exhibit 10.42 to Amendment No. 5 to the November 2007 S-1)

10.27	Employment Agreement, dated May 12, 2008 by and between William M. Sheedy and Visa, Inc. (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q, filed on May 13, 2008)

10.28	Excess Thrift Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended September 30, 2008 (the “September 2008 10-K”))

10.29	Excess Retirement Benefit Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.32 to the September 2008 10-K)

10.30	Form of Restricted Stock and Restricted Stock Unit Post IPO Unit Agreement (incorporated by reference to Exhibit 10.34 to the September 2008 10-K)

10.31	Form of Performance Award Agreement for the CEO (incorporated by reference to Exhibit 10.36 to the September 2008 10-K)

10.32	Form of Performance Award Agreement for Executives with Employment Agreements (incorporated by reference to Exhibit 10.37 to the September 2008 10-K)

10.33	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.39 to the September 2008 10-K)

10.34	Agreement to Prepay Future Payments at a Discount, dated as of August 31, 2009, by and between Visa U.S.A. Inc. and Co-Lead Counsel, acting collectively as binding representative and agent of the Plaintiffs (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Visa Inc. on August 31, 2009)

10.35	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for members of the Executive Leadership Team (“ELT”) (incorporated by reference to Exhibit 10.38 to the Annual Report filed on Form 10-K for the year ended September 30, 2009 (the “September 2009 10-K”))

10.36	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for members of the ELT who have Employment Agreements (incorporated by reference to Exhibit 10.39 to the September 2009 10-K)

10.37	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO (incorporated by reference to Exhibit 10.40 to the September 2009 10-K)

10.38	Settlement Agreement, dated November 7, 2007, by and among Visa Inc., Visa U.S.A., Visa International and American Express (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on December 21, 2007)

10.39	Five Year Revolving Credit Agreement, dated February 15, 2008, by and among Visa Inc., Visa International, Visa U.S.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Visa Inc. Registration Statement on Form S-1 (333-147296) field on February 25, 2008)

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010

3

Exhibit Number	Description of Documents

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2010

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010

10.45*	Form of Stock Option Award Agreement including clawback provision, for awards granted after November 1, 2010

10.46*	Form of Restricted Stock Unit Agreement including clawback provision, for awards granted after November 1, 2010

14.1	Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the September 2008 10-K)

21.1*	List of Subsidiaries of Visa Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302

31.2*	Certification of the Chief Financial Officer pursuant to Section 302

32.1*	Certification of the Chief Executive Officer pursuant to Section 906

32.2*	Certification of the Chief Financial Officer pursuant to Section 906

101*+

The following materials from the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2010, filed on November 19, 2010 formatted in Extensible Business Reporting Language (XBRL):

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

4

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

5