Form 10-Q
period 2010-12-31
VISA INC.
filed 2011-02-02
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 21, 2011, there were 494,672,749 shares of class A common stock, par value $.0001 per share, 245,513,385 shares of class B common stock, par value $.0001 per share, and 92,754,359 shares of class C common stock, par value $.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2010	September 30, 2010
	(in millions)
Assets
Cash and cash equivalents	$3,684	$3,867
Restricted cash—litigation escrow (Note 2)	2,666	1,866
Investment securities
Trading	69	60
Available-for-sale	132	124
Settlement receivable	506	402
Accounts receivable	527	476
Customer collateral (Note 5)	883	899
Current portion of client incentives	164	175
Current portion of deferred tax assets	545	623
Prepaid expenses and other current assets	179	242

Total current assets	9,355	8,734
Restricted cash—litigation escrow (Note 2)	—	70
Investment securities, available-for-sale	13	24
Client incentives	114	101
Property, equipment and technology, net	1,380	1,357
Other assets	217	197
Intangible assets, net	11,463	11,478
Goodwill	11,447	11,447

Total assets	$33,989	$33,408

Liabilities
Accounts payable	$95	$137
Settlement payable	430	406
Customer collateral (Note 5)	883	899
Accrued compensation and benefits	241	370
Client incentives	468	418
Accrued liabilities	920	625
Current portion of long-term debt	12	12
Current portion of accrued litigation (Note 11)	630	631

Total current liabilities	3,679	3,498
Long-term debt	29	32
Accrued litigation (Note 11)	—	66
Deferred tax liabilities	4,186	4,181
Other liabilities	551	617

Total liabilities	8,445	8,394

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	December 31, 2010	September 30, 2010
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 495 and 493 shares issued and outstanding at December 31, 2010, and September 30, 2010, respectively (Note 6)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2010, and September 30, 2010 (Note 6)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 93 and 97 shares issued and outstanding at December 31, 2010, and September 30, 2010, respectively (Note 6)	—	—
Additional paid-in capital	20,668	20,794
Accumulated income	5,023	4,368
Accumulated other comprehensive loss, net
Investment securities, available-for-sale	2	3
Defined benefit pension and other postretirement plans	(114)	(115)
Derivative instruments classified as cash flow hedges	(44)	(40)
Foreign currency translation gain	6	1

Total accumulated other comprehensive loss, net	(150)	(151)

Total Visa Inc. stockholders’ equity	25,541	25,011
Non-controlling interest	3	3
Total equity	25,544	25,014

Total liabilities and equity	$33,989	$33,408

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,008	$827
Data processing revenues	844	765
International transaction revenues	630	552
Other revenues	161	190
Client incentives	(405)	(374)

Total operating revenues	2,238	1,960

Operating Expenses
Personnel	357	274
Network and processing	80	105
Marketing	197	216
Professional fees	61	51
Depreciation and amortization	67	62
General and administrative	110	78
Litigation provision (Note 11)	—	(43)

Total operating expenses	872	743

Operating income	1,366	1,217

Other Income (Expense)
Interest income (expense)	4	(16)
Investment income, net	10	5
Other	2	2

Total other income (expense)	16	(9)

Income before income taxes	1,382	1,208
Income tax provision	498	445

Net income attributable to Visa Inc.	$884	$763

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
	(in millions, except per share data)
Basic earnings per share (Note 7)
Class A common stock	$1.23	$1.03

Class B common stock	$0.63	$0.60

Class C common stock	$1.23	$1.03

Basic weighted average shares outstanding (Note 7)
Class A common stock	494	468

Class B common stock	245	245

Class C common stock	94	129

Diluted earnings per share (Note 7)
Class A common stock	$1.23	$1.02

Class B common stock	$0.63	$0.60

Class C common stock	$1.23	$1.02

Diluted weighted average shares outstanding (Note 7)
Class A common stock	719	745

Class B common stock	245	245

Class C common stock	94	129

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
	(in millions)
Net income including non-controlling interest	$884	$763
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized (loss) gain	(2)	1
Income tax effect	1	—
Reclassification adjustment for net gain realized in net income including non-controlling interest	—	(1)
Defined benefit pension and other postretirement plans (Note 4)	2	4
Income tax effect	(1)	(1)
Derivative instruments classified as cash flow hedges
Net unrealized loss	(14)	(3)
Income tax effect	2	1
Reclassification adjustment for net loss realized in net income including non-controlling interest	12	15
Income tax effect	(4)	(5)
Foreign currency translation gain	5	2

Other comprehensive income, net of tax	1	13

Comprehensive income attributable to Visa Inc.	$885	$776

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Class A	Class B	Class C	Additional Paid In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	(in millions, except per share data)
Balance as of September 30, 2010	493	245	97	$20,794	$4,368	$(151)	$3	$25,014
Net income attributable to Visa Inc.					884			884
Other comprehensive income, net of tax						1		1

Comprehensive income including non-controlling interest								885
Issuance of restricted share awards	1							—
Conversion of class C common stock upon sale into public market (Note 6)	4		(4)					—
Share-based compensation (Note 8)				48				48
Excess tax benefit for share-based compensation				7				7
Cash proceeds from exercise of stock options	1			26				26
Restricted stock instruments settled in cash for taxes(1)	—			(22)				(22)
Cash dividends declared and paid, at a quarterly amount of $0.15 per as-converted share (Note 6)					(108)			(108)
Repurchase of class A common stock (Note 6)	(4)			(185)	(121)			(306)

Balance as of December 31, 2010	495	245	93	$20,668	$5,023	$(150)	$3	$25,544

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
	(in millions)
Operating Activities
Net income including non-controlling interest	$884	$763
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	405	374
Share-based compensation	48	32
Excess tax benefit for share-based compensation	(7)	(5)
Depreciation and amortization of property, equipment and technology and intangible assets	67	62
Litigation provision and accretion	4	(33)
Net recognized gain on investment securities, including other-than-temporary impairment	—	(1)
Net recognized (gain) loss on other investments, including other-than-temporary impairment	(1)	1
Deferred income taxes	82	102
Other	(21)	(12)
Change in operating assets and liabilities:
Trading securities	(9)	(9)
Settlement receivable	(104)	(131)
Accounts receivable	(51)	(92)
Client incentives	(357)	(378)
Other assets	57	137
Accounts payable	(42)	(69)
Settlement payable	24	(5)
Accrued compensation and benefits	(129)	(168)
Accrued and other liabilities	227	158
Accrued litigation	(71)	(755)

Net cash provided by (used in) operating activities	1,006	(29)

Investing Activities
Purchases of property, equipment and technology	(75)	(37)
Distribution from money market investment	—	19
Investment securities, available-for-sale:
Proceeds from sales and maturities	—	41
Purchases of/contributions to other investments	—	(1)
Proceeds/distributions from other investments	2	—

Net cash (used in) provided by investing activities	(73)	22

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
	(in millions)
Financing Activities
Repurchase of class A common stock	(306)	(432)
Dividends paid	(108)	(93)
Funding of litigation escrow account—Retrospective Responsibility Plan	(800)	—
Payment from litigation escrow account—Retrospective Responsibility Plan	70	70
Cash proceeds from exercise of stock options	26	8
Excess tax benefit for share-based compensation	7	5
Principal payments on debt	(3)	(3)
Principal payments on capital lease obligations	(7)	(7)

Net cash used in financing activities	(1,121)	(452)

Effect of exchange rate changes on cash and cash equivalents	5	2

Decrease in cash and cash equivalents	(183)	(457)
Cash and cash equivalents at beginning of year	3,867	4,617

Cash and cash equivalents at end of period	$3,684	$4,160

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$29	$25
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$17	$6
Interest payments on debt	$1	$1

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates its majority-owned and controlled entities, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company’s VIEs have not been material to its consolidated financial statements as of and for the periods presented. Non-controlling interests are reported as a component of equity. All significant intercompany accounts and transactions are eliminated in consolidation. Beginning with this fiscal quarter, equity in earnings of unconsolidated affiliates has been combined with other in the other income (expense) line on the consolidated statements of operations. Prior period information has also been reclassified to conform to current period presentation. The Company has also updated selected captions within the consolidated financial statements to better reflect underlying activities; however, the grouping of underlying financial accounts remains unchanged.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by GAAP. Reference should be made to the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2010 for additional disclosures, including a summary of the Company’s significant accounting policies.

Recently issued accounting pronouncements. In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. This ASU impacts disclosures only. The Company will adopt this guidance in the second quarter of fiscal 2011. See Note 3—Fair Value Measurements.

Note 2—Retrospective Responsibility Plan

On September 21, 2010, the Company’s board of directors approved a deposit of $800 million into the litigation escrow account, which was funded on October 8, 2010. On an as-converted basis, the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funding had the effect of a repurchase by the Company of the equivalent of 11.0 million shares of class A common stock. See Note 6—Stockholders’ Equity.

The following table sets forth the changes in the escrow account during the three months ended December 31, 2010.

(in millions)
Balance at October 1, 2010	$1,936
Additional funding under the plan	800
American Express settlement payments	(70)

Balance at December 31, 2010	$2,666

An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates information, including actions taken by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during the three months ended December 31, 2010.

Note 3—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	December 31 2010	September 30 2010	December 31 2010	September 30 2010	December 31 2010	September 30 2010
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,822	$5,448
Investment securities
U.S. government-sponsored agency debt securities			$132	$135
Equity securities	69	60
Auction rate securities					$13	$13
Prepaid and other current assets
Foreign exchange derivative instruments			4	5

	$5,891	$5,508	$136	$140	$13	$13

Liabilities
Accrued liabilities
Visa Europe put option					$267	$267
Foreign exchange derivative instruments			$56	$56

There were no transfers between Level 1 and Level 2 assets during the first quarter of fiscal 2011.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There was no substantive change to the valuation techniques and related inputs used to measure fair value during the first quarter of fiscal 2011.

Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There was no change to the valuation techniques and related inputs used to measure fair value during the first quarter of fiscal 2011.

Visa Europe put option agreement. The Company has granted Visa Europe a perpetual put option which, if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised, to Visa Europe’s projected adjusted sustainable income for the forward 12-month period, or the adjusted sustainable income (as defined in the option agreement). The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between the Company and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.

The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. At December 31, 2010 and September 30, 2010, the Company determined the fair value of the put option to be approximately $267 million. In determining the fair value of the put option on these dates, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 3.5x. While $267 million represents the fair value of the put option at December 31, 2010, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more.

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at December 31, 2010. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated differential between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential”, and other inputs used to value the put option are unobservable. Changes in fair value are included in the Company’s consolidated statement of operations. There was no change to the fair value of the put option during the first quarter of fiscal 2011.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A separate roll-forward of Level 3 investments measured at fair value on a recurring basis is not presented because there was no change in fair value during the first quarter of fiscal 2011, and activity in the prior year comparable period was immaterial.

Assets measured at fair value on a nonrecurring basis. Certain financial assets are measured at fair value on a nonrecurring basis.

Non-marketable equity investments and investments accounted for under the equity method. Strategic investments are classified as Level 3 due to the absence of quoted market prices, inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management judgment. The Company applies fair value measurement to its strategic investments when certain events or circumstances indicate that these investments may be impaired. The Company revalues the investments using various assumptions including financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments may be impaired during the three months ended December 31, 2010. The Company recorded $1 million in impairment losses in the first quarter of fiscal 2010. At December 31, 2010 and September 30, 2010, non-marketable equity security investments and investments accounted for under the equity method totaled $113 million and $114 million, respectively, and were classified in other assets on the consolidated balance sheets.

Debt. The estimated fair value of the Company’s debt at December 31, 2010 and September 30, 2010 was $46 million and $50 million, respectively, based on credit ratings for similar notes.

Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any significant non-financial liabilities. Indefinite-lived intangible assets consist of Visa’s tradename, customer relationships, and Visa Europe franchise right acquired in the October 2007 reorganization. Finite-lived intangible assets consist of customer relationships, reseller relationships and tradenames acquired in the July 2010 acquisition of CyberSource. During the three months ended December 31, 2010, there was no indication that the Company’s long-lived assets were impaired.

Note 4—Pension and Other Postretirement Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans which provide retirement and health benefits for substantially all employees residing in the United States.

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,
	2010	2009	2010	2009
	(in millions)
Service cost	$9	$13	$—	$—
Interest cost	10	10	—	—
Expected return on assets	(14)	(12)	—	—
Amortization of:
Prior service credit	(2)	(2)	(1)	—
Actuarial loss	5	6	—	—

Total net periodic benefit cost	$8	$15	$(1)	$—

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Settlement Guarantee Management

The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of the indemnification are unlimited. The Company requires certain customers that do not meet its credit standards to post collateral. The Company’s estimated maximum settlement exposure was approximately $40.6 billion at December 31, 2010 compared to $38.7 billion at September 30, 2010. Of these amounts, approximately $3.2 billion at December 31, 2010 and $3.0 billion at September 30, 2010 were covered by collateral.

The Company maintained collateral as follows:

	December 31, 2010	September 30, 2010
	(in millions)
Cash equivalents	$883	$899
Pledged securities at market value	398	470
Letters of credit	815	869
Guarantees	1,986	1,803

Total	$4,082	$4,041

The total available collateral balances presented above are greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was less than $1 million at December 31, 2010 and September 30, 2010. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

Note 6—Stockholders’ Equity

The number of shares of each class and the number of shares of class A common stock outstanding on an as-converted basis at December 31, 2010 are as follows:

(in millions except conversion rate)	Shares Outstanding at December 31, 2010	Conversion Rate Into Class A Common Stock	Class A Common Stock As Converted(1)
Class A common stock	495	—	495
Class B common stock	245	0.5102	125
Class C common stock	93	1.0000	93

Total			713

(1)	Figures may not sum due to rounding. As-converted class A common stock count calculated based on whole numbers.

Share repurchases. During the three months ended December 31, 2010, the Company repurchased 15.3 million shares at an average price of $72.08 per share, for a total cost of $1.1 billion. Of the $1.1 billion, $800 million of share repurchase was executed through the October funding of the litigation escrow account previously established under the retrospective responsibility plan, and $306 million was executed through the repurchase of class A common stock in the open market.

Under the terms of the retrospective responsibility plan, when Visa funds the escrow account, the conversion rate of class B common stock retained by the Company’s U.S. financial institution clients and

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their affiliates is adjusted. The $800 million funding had the effect of a repurchase, on an as-converted basis, of 11.0 million shares of class A common stock, at approximately $72.74 per share. See Note 2—Retrospective Responsibility Plan.

The open market repurchases totaled 4.3 million shares at an average price of $70.40 per share, and were made under a $1.0 billion share repurchase plan, as authorized by the Company’s board of directors. The authorization will be in effect through September 30, 2011, and is subject to change at the discretion of the Company’s board of directors. At December 31, 2010, the share repurchase plan had remaining authorized funds of $694 million. Repurchased shares have been retired and constitute authorized but unissued shares.

Accelerated class C share release programs. Of the 96 million shares of class C common stock released from transfer restrictions under the 2009 and 2010 accelerated class C share release programs, 59 million shares have been converted from class C common stock to class A common stock upon the sale or transfer by the class C shareholders into the public market through December 31, 2010. Approximately 4 million of those shares were converted during the three months ended December 31, 2010.

On January 26, 2011, the Company’s board of directors approved a class C share release program in which the remaining 55 million shares of class C common stock, which were to be released from general transfer restrictions on March 25, 2011 under Visa’s amended and restated certificate of incorporation, will automatically become eligible for public sale on February 7, 2011. Class C shares sold in the public market upon release under this program will automatically convert to class A common stock. Shareholder application is not required. The release of these shares will not increase the number of outstanding shares on an as-converted basis, and there will be no dilutive effects to the outstanding class A common stock share count on an as-converted basis from these transactions.

Dividends. On January 26, 2011, the Company’s board of directors declared a dividend in the amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 1, 2011, to all holders of record of the Company’s class A, class B and class C common stock as of February 11, 2011. The Company paid $108 million in dividends during the three months ended December 31, 2010.

Note 7—Earnings Per Share

The following table presents basic and diluted earnings per share for the three months ended December 31, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Class A	$609		494	$1.23	$884		719	(2)	$1.23
Class B	156	(3)	245	0.63	155	(3)	245		0.63
Class C	116		94	1.23	116		94		1.23
Participating Securities(4)	3		Not presented	Not presented	3		Not presented		Not presented

Net income attributable to Visa Inc.	$884

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents basic and diluted earnings per share for the three months ended December 31, 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Class A	$481		468	$1.03	$763		745	(2)	$1.02
Class B	147	(3)	245	0.60	146	(3)	245		0.60
Class C	133		129	1.03	132		129		1.02
Participating Securities(4)	2		Not presented	Not presented	2		Not presented		Not presented

Net income attributable to Visa Inc.	$763

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.
(2)

The computation of weighted average dilutive shares outstanding excluded stock options to purchase approximately 2 million and 1 million shares of common stock for the three months ended December 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

(3)

Net income attributable to Visa is allocated to each class of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income attributable to Visa allocated to each class of common stock, the weighted average numbers of shares of class B common stock outstanding on an as-converted basis used in the allocation were 126 million and 143 million for the three months ended December 31, 2010 and 2009, respectively.

(4)

Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s restricted stock awards and restricted stock units.

Note 8—Share-based Compensation

During the three months ended December 31, 2010, the Company granted 834,722 non-qualified stock options, or options, 920,961 restricted stock awards, or RSAs, and 275,459 restricted stock units, or RSUs, to Company employees and non-employee directors under the 2007 Equity Incentive Compensation Plan. The options had a weighted average exercise price per share of $79.80 and a weighted average grant-date fair value per share of $24.43. The RSAs and RSUs had weighted average grant-date fair values per share of $79.80. The Company accounted for these awards using the straight-line method of attribution for expensing equity awards with only service conditions. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate. Stock-based compensation expense recorded in the three months ended December 31, 2010 also included approximately $6 million related to the immediate recognition of expense on newly granted awards for employees who had reached eligible retirement age.

The Company also granted performance-based shares during the three months ended December 31, 2010. The ultimate number of performance shares to be earned will be between zero and 331,800, depending on 1) the Company’s achievement of specified cumulative net income performance targets, and 2) the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index (the market condition), during the approximate two-year period beginning October 7, 2010. These performance-based shares vest in two equal installments on November 30, 2012 and 2013, subject to earlier vesting in full under certain

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions. The grant-date fair value of the performance-based shares, incorporating the market condition using a Monte Carlo simulation model, is $85.05 per share. Compensation expense for the performance awards is initially estimated based on the target net income performance and is adjusted as appropriate throughout the performance period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

Note 9—Commitments and Contingencies

In October 2010, one of the Company’s processing clients tendered a contractual indemnity claim to Visa relating to the Company’s customer call center operational practices. The Company has agreed to pay for losses that may be incurred by this processing client related to its claim, and the Company has established an accounting reserve for this claim and any related claims that might be made by this client in an amount that is not material to the Company’s consolidated financial statements. The reserve is an accounting estimate only, and there can be no assurances that the total losses sustained by the Company in connection with these claims, or any related claims asserted by others, will not become material.

Note 10—Income Taxes

The effective income tax rates were 36% and 37% for the three months ended December 31, 2010 and 2009, respectively. The rate for the three months ended December 31, 2010 was lower than the rate for the same period in the prior year primarily due to changes in the geographic mix of the Company’s global income and the benefit of tax incentives in Singapore, the Company’s largest operating hub outside the U.S.

During the three months ended December 31, 2010, total unrecognized tax benefits decreased by $41 million, primarily due to the effective settlement of uncertainties surrounding the timing of certain deductions. This effective settlement did not impact the effective tax rate. During the same period, total reserves for potential interest and penalties decreased by $13 million and $2 million, respectively, primarily due to the effective settlement of these uncertainties.

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

There was no significant provision activity for the three months ended December 31, 2010. The Company’s litigation provision was ($43) million for the three months ended December 31, 2009. The credit to the provision for the three months ended December 31, 2009, was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retailers’ litigation. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.

The following table summarizes the activity related to accrued litigation for both covered and other non-covered litigation for the three months ended December 31:

	2010	2009
	(in millions)
Balance at October 1	$697	$1,717
Provision for settled legal matters(1)	—	(43)
Interest accretion on settled matters	4	10
Payments on settled matters(2)	(71)	(755)

Balance at December 31	$630	$929

(1)

The amount for the three months ended December 31, 2009, includes the reduction to the provision for the $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation. There was no other significant provision activity during the three months ended December 31, 2010.

(2)

The amount for the three months ended December 31, 2009, includes the Company’s October 2009 prepayment of its remaining $800 million in payment obligations in the Retailers’ litigation at a discounted amount of $682 million.

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are subject to the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 2—Retrospective Responsibility Plan. An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination the Company evaluates available information, including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during fiscal 2011.

The Attridge Litigation. On January 12, 2011, the court issued an order reassigning the case to the Honorable John E. Munter.

Other Litigation

Merchant Acceptance Rules Investigations. On October 4, 2010, Visa announced a settlement with the United States Department of Justice and the attorneys general of seven states to resolve their investigations. On December 20, 2010, eleven additional states joined the settlement. As part of the settlement, Visa will allow U.S. merchants to offer discounts or other incentives to steer customers to a particular form of payment including to a specific network brand or to any card product, such as a “non-reward” Visa credit card. Visa’s rules always have allowed U.S. merchants to steer customers to other forms of payment and offer discounts to customers who choose to pay with cash, check or PIN debit. The new rules will expand U.S. merchants’ ability to discount for their preferred form of payment, though they will not be able to pick and choose amongst issuing banks. The settlement agreement does not address Visa’s rule prohibiting U.S. merchants from surcharging consumers. Apart from a partial reimbursement to some of the state attorneys general of their attorneys’ fees and expenses, there is no monetary obligation associated with the settlement. The reimbursement amount is not considered material to the consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consent decree setting forth the terms of settlement is subject to court approval. Visa will make formal rule changes after the court enters a final judgment following a public comment period, but will refrain from enforcing its current discounting rules in the interim.

Venezuela Interchange Proceedings. On December 29, 2010, the Superintendencia para la Promoción y Protección de la Libre Competencia (“Competition Authority”) of Venezuela issued a decision, subject to appeal, that it had found no violation of Venezuelan competition law by Visa or any of the other defendants.

European Interchange Proceedings. After public consultation, on December 8, 2010, the European Commission concluded that the proposed agreement with Visa Europe addressed its competition concerns, made the agreement legally binding upon Visa Europe, and closed its investigation with regard to interchange fees for debit card transactions. For credit card and deferred debit card payments, the European Commission announced that it will “continue to investigate.” Meanwhile, it has issued further requests for information to Visa Europe, Visa Inc. and Visa International and commissioned a cost-of-cash study. Pursuant to existing agreements among the parties, Visa Europe is obligated to indemnify Visa International and Visa Inc. in connection with this proceeding, including payment of any fines that may be imposed.

Canadian Competition Bureau Proceedings. On December 15, 2010, the Commissioner of Competition filed a Notice of Application against Visa Canada Corporation and MasterCard International. The proceeding challenges certain Visa policies regarding merchant acceptance practices, including Visa’s “no-surcharge” and “honour all cards” policies. Visa Canada filed a Response to the Notice of Application on January 31, 2011.

CyberSource securities litigation. The court held a final approval hearing on January 14, 2011 and issued an order and final judgment approving the settlement on January 21, 2011. The settlement amount is not considered material to the Company’s consolidated financial statements.

Data pass litigation. On November 19, 2010, the plaintiff filed an amended complaint, adding GameStop Corporation as a defendant, asserting additional claims against Visa under federal and state consumer protection statutes and state common law, and seeking certification of a class of persons and entities whose credit card or debit card data was improperly accessed by Webloyalty.com since October 1, 2008. On December 23, 2010, Webloyalty.com, GameStop, and Visa each filed motions to dismiss the amended complaint. Webloyalty.com also has asked the Judicial Panel on Multi-district Litigation to consolidate with this case, for pretrial proceedings, a case pending in federal district court in California in which Webloyalty.com and Movietickets.com (but not Visa) are named as defendants.

Intellectual Property Litigation

Restricted Spending Solutions, LLC—Prepaid and Commercial Cards. On December 22, 2010, Visa moved to recover its attorneys’ fees incurred in the litigation on grounds that, at the outset of the case, plaintiff improperly refused to acknowledge the invalidity of its patent when presented with Visa’s evidence. On January 27, 2011, plaintiff and Visa filed a stipulation of settlement, whereby plaintiff agreed to withdraw its appeal and pay Visa’s litigation costs in exchange for Visa’s withdrawal of its fee petition.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Subsequent Events

On January 24, 2011, the Company’s wholly-owned subsidiary, Visa International, sold its 10 percent stake in Visa Vale issuer Companhia Brasileira de Solucoes e Servicos (“CBSS”) to Banco do Brasil and Bradesco. Visa’s gross proceeds from the sale were U.S. $103 million. The sale is subject to regulatory approval by Brazil’s Conselho Administrativo de Defesa Economica. Prior to the sale, the Company accounted for the investment under the cost method with a book value of approximately $17 million, reflected in other non-current assets on its consolidated balance sheet. Upon regulatory approval, the Company will recognize an estimated pre-tax gain, net of transaction costs, of approximately $85 million in investment income, net on the Company’s consolidated statement of operations. The amount of the gain net of tax is estimated to be approximately $44 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “our” or the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements can be identified by the terms “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “project,” “should,” “will” and similar references to the future.

Examples of such forward-looking statements include, but are not limited to, statements we make about our response to the recent U.S. financial regulatory reform legislation; the effect of developments in the civil investigative demand by the antitrust division of the U.S. Department of Justice regarding our rules; statements we make about the disposition of Visa Vale; the global alignment of our pricing strategy; our operating revenues and expenses; the number of transactions we process; our belief that there will be a global secular shift to electronic payments and our growth in that category; the growth rate of consumer and commercial spending; our liquidity needs and our ability to meet them; our online payment, fraud and security management capabilities; the strength of the U.S. dollar; incentive payments; income tax expenses; and dividend payments.

By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of new laws, regulations and marketplace barriers, particularly the Wall Street Reform and Consumer Protection Act, including those affecting:

•	issuers’ and retailers’ choice among debit payment networks;

•	debit interchange rates;

•	the spread of regulation of debit payments to credit and other product categories;

•	the spread of U.S. regulations to other countries;

•	consumer privacy and data use and security; and

•	designation as a systemically important payment system;

•	developments in current or future disputes and our ability to absorb their impact, including: interchange; currency conversion; and tax;

•	macroeconomic factors such as:

•	global economic, political, health, environmental and other conditions;

•	cross-border activity and currency exchange rates; and

•	material changes in our clients’ performance compared to our estimates;

•	industry and systemic developments, such as:

•	competitive pressure on client pricing and in the payments industry generally;

•	bank and merchant consolidation and their increased focus on payment card costs;

•	disintermediation from the payments value stream through government actions or bilateral agreements;

•	adverse changes in our relationships and reputation;

•	our clients’ failure to fund settlement obligations we have guaranteed;

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	rapid technological developments;

•	account data breaches and increased fraudulent and other illegal activity involving our cards;

•	issues arising at Visa Europe, including failure to maintain interoperability between our systems;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	failure to integrate successfully CyberSource or other acquisitions;

•	changes in accounting principles or treatment; and

the other factors discussed under the heading “Risk Factors” herein and in our 2010 Annual Report on Form 10-K on file with the Securities and Exchange Commission. You should not place undue reliance on such statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

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

Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. If the progress of the global economic recovery continues to gain traction, we would expect the recovery to have a positive impact on consumer and commercial spending and our rate of overall global payments volume growth.

We are evaluating the proposed regulations released by the U.S. Federal Reserve in December 2010 relating to the Wall Street Reform and Consumer Protection Act (“Reform Act”) passed by the last Congress. We do not know the extent to which the final regulations will conform to or deviate from the proposed regulations, which are subject to comment and change before final adoption, or whether the current Congress will leave the legislation intact. We also cannot quantify with certainty the impact the Reform Act and its final regulations will have on our business. However, we would expect the draft regulations to have a negative impact on our debit volumes and associated revenues in the United States, if implemented as presented and not offset by other permitted business practices, which impact we would begin to see in the fourth fiscal quarter of 2011.

The Reform Act does not directly regulate the network fees we charge (other than to prohibit them from being used to evade the interchange regulations). However, we believe the Reform Act could create negative pressure on our pricing in the United States. The Federal Reserve has recommended caps on debit interchange rates. If these caps are implemented, our clients’ revenue from our U.S. debit products could be adversely affected, if not offset by other permitted business practices, potentially causing our clients to seek to reduce our fees. Moreover, if our clients experience decreased profitability from debit cards in the United States, this may cause our clients to issue fewer debit cards, which could have a negative effect on the volume and number of U.S, debit payments we process and the revenue we receive. The Reform Act will also likely affect U.S. network industry practices, including the retailers’ ability to route debit transactions to competitive networks. We cannot precisely quantify the impact of these industry changes—in part because The Federal Reserve has not yet taken a specific position on many of these issues in the proposed regulations—but we would expect them to have an adverse impact on our U.S. debit business and associated revenues, if not offset by other permitted business practices.

We believe that we will be able to mitigate the negative impacts from the Reform Act to some extent. Our broad platform of payment products continues to provide substantial value to both retailers and consumers. We believe that the continuing worldwide secular shift to digital currency may help buffer the impacts of the Reform Act, as reflected in our overall payments volume growth, particularly outside the United States. As a leader in the U.S. debit industry, we also believe we will be able to develop revised business models that comply with the Reform Act while mitigating some of the negative impacts the act would have on our current business models. We remain committed and prepared to adapt to and to compete effectively under this new U.S. debit regulatory environment.

Share repurchases. During the three months ended December 31, 2010, we repurchased 15.3 million shares at an average price of $72.08 per share, for a total cost of $1.1 billion. Of the $1.1 billion, $800 million of share repurchase was executed through the October funding of the litigation escrow account previously established under the retrospective responsibility plan, and $306 million was executed through the repurchase of class A common stock in the open market. The $800 million funding had the effect of a repurchase, on an as-converted basis, of 11.0 million shares of class A common stock, at approximately $72.74 per share. See Note 2—Retrospective Responsibility Plan to our unaudited consolidated financial statements. The open market repurchases totaled 4.3 million shares at an average price of $70.40 per share and were made under a $1.0 billion share repurchase plan, as authorized by our board of directors. The authorization will be in effect through September 30, 2011, and is subject to change at the discretion of our board of directors. At December 31, 2010, the share repurchase plan had remaining authorized funds of $694 million.

Sale of Investment in Companhia Brasileira de Solucoes e Servicos (“CBSS”). On January 24, 2011, our wholly-owned subsidiary, Visa International, sold its 10 percent stake in Visa Vale issuer CBSS to Banco do Brasil and Bradesco. CBSS will continue to issue Visa Vale prepaid cards in Brazil and Visa expects no disruption to cardholder service as a result of this transaction. Visa’s gross proceeds from the sale were U.S. $103 million. The sale is subject to regulatory approval by Brazil’s Conselho Administrativo de Defesa Economica. Upon regulatory approval, we will recognize an estimated pre-tax gain, net of transaction costs, of approximately $85 million in investment income, net on our consolidated statement of operations. The amount of the gain net of tax is estimated to be approximately $44 million.

Nominal payments volume and transaction counts. We believe that payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. Compared to the same prior year period, nominal payments volume benefited from double-digit growth in consumer credit, debit and commercial, resulting in an increase in overall nominal payments volume. The number of processed transactions continues to increase reflecting the continued shift to electronic payments globally.

The following tables set forth nominal payments volume for the periods presented in nominal dollars(1) .

	U.S.A.			Rest of World			Visa Inc.
	3 months ended September 30, 2010(4)	3 months ended September 30, 2009(4)	% Change	3 months ended September 30, 2010(4)	3 months ended September 30, 2009(4)	% Change	3 months ended September 30, 2010(4)	3 months ended September 30, 2009(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$157	$150	5%	$271	$233	16%	$428	$383	12%
Consumer debit(2)	248	209	19%	59	44	35%	306	252	21%
Commercial and other(2)	69	59	17%	27	27	—%	96	85	12%

Total Nominal Payments Volume	$473	$417	13%	$356	$303	17%	$829	$720	15%
Cash volume	101	93	8%	391	326	20%	491	419	17%

Total Nominal Volume(3)	$574	$510	13%	$746	$629	19%	$1,321	$1,139	16%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.
(3)

Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balances access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution clients, subject to verification by Visa. From time to time, previously submitted volume information may be updated. Prior year volume information presented in these tables has not been updated, as subsequent adjustments were not material.

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the three months ended December 31, 2010, and December 31, 2009, were based on payments volume reported by our financial institution clients for the three months ended September 30, 2010, and September 30, 2009, respectively.

This table sets forth transactions volume processed by our VisaNet system during the periods presented.

	Three months ended December 31,
	2010	2009	% Change
	(in millions)
Total processed transactions	12,580	10,924	15%

The payments volume and processed transactions tables presented above do not include CyberSource activity, which primarily contributes to our data processing revenues beginning after our July 2010 acquisition. Billable transactions, the primary driver of CyberSource revenue, totaled 987 million for the three months ended December 31, 2010 compared to 707 million for the prior year comparable period. Billable transactions include, but are not limited to, authorization, settlement, payment network connectivity, fraud management, payment security management, tax services and delivery address verification.

Results of Operations

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., in the rest of the world, and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended December 31,
	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
U.S. operating revenues	$1,279	$1,174	$105	9%
Rest of world operating revenues	909	733	176	24%
Visa Europe operating revenues	50	53	(3)	(4)%

Total Operating Revenues	$2,238	$1,960	$278	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

The increase in operating revenues primarily reflects double-digit growth in our underlying business drivers, nominal payments volume, processed transactions and cross-border payments volume. Current period results also benefited from pricing modifications made on various services as a result of innovations in our product line and improvements in our service model, as well as the inclusion of CyberSource activity, primarily in data processing and other revenues.

Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. The general weakening of the U.S. dollar during the first quarter of fiscal 2011 was moderated by our hedging activities and contributed to a net 1% increase in total operating revenues compared to the same prior year period. As we are substantially hedged through fiscal 2011, we do not expect any significant impact from currency fluctuations for the remainder of the fiscal year.

The following table sets forth the components of our total operating revenues:

	Three months ended December 31,
	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,008	$827	$181	22%
Data processing revenues	844	765	79	10%
International transaction revenues	630	552	78	14%
Other revenues	161	190	(29)	(15)%
Client incentives	(405)	(374)	(31)	8%

Total Operating Revenues	$2,238	$1,960	$278	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased primarily due to 15% growth in nominal payments volume and competitive pricing actions which became effective in the first quarter of fiscal 2011. We continue to monitor the progress of nominal payments volume growth as part of the overall global economic recovery and to align our pricing strategy across the globe to ensure it reflects the competitive value and growth opportunities provided to our clients.

•

Data processing revenues benefitted from 15% growth in processed transactions and the inclusion of revenue attributable to CyberSource, which we acquired in July 2010. As anticipated, this growth was partially offset by the effects of negotiated pricing from certain recently executed client contracts and a previously announced change in the presentation of revenue and operating expense associated with the processing of non-Visa network transactions. Beginning this fiscal quarter, revenues and offsetting operating expenses associated with these transactions will be reported on a net basis and therefore will not appear in our financial results. As such, $36 million of revenues and related expenses recorded in the prior year comparable period, associated with the pass-through of non-Visa network transactions, did not recur. This change does not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset; however, we expect this change in presentation will continue to moderate reported growth in data processing in fiscal 2011 when compared to the same prior year periods.

•

International transaction revenues increased primarily reflecting 16% growth in nominal cross-border payments volume. Nominal cross-border payments volume fluctuates with cross-border travel and the extent to which Visa-branded products are used for travel purposes.

•

Other revenues decreased primarily due to previously announced changes in contractual arrangements that transitioned the direct billing and administration of the Visa Extras rewards platform from Visa to a third-party service provider. As a result, revenues and offsetting operating expenses associated with these transactions will be reported on a net basis and therefore will not appear in our financial results. Further, a large issuer converted away from the platform entirely in June 2010. As such, $31 million of revenues and related expenses recorded in the prior year comparable period associated with Visa Extras did not recur. These changes do not impact operating income or net income attributable to Visa Inc. as revenue and expense amounts completely offset; however, we expect these changes to negatively impact the growth of other revenues throughout fiscal 2011 when compared to the same prior year periods.

•

Client incentives increased reflecting growth in global payments volumes and incentives incurred on significant long-term client contracts that were initiated or renewed after the first quarter of fiscal 2010. These increases were offset by the absence of various significant one-time incentives incurred in the prior year comparable quarter upon the renewal of certain client contracts. We expect incentives as a percentage of gross revenue to be in the range of 16.0% to 16.5% for the full 2011 fiscal year. The actual amount of client incentives will vary based on modifications to performance expectations for these contracts, amendments to existing contracts or new contracts.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended December 31,
	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$357	$274	$83	30%
Network and processing	80	105	(25)	(24)%
Marketing	197	216	(19)	(9)%
Professional fees	61	51	10	18%
Depreciation and amortization	67	62	5	10%
General and administrative	110	78	32	42%
Litigation provision	—	(43)	43	NM

Total Operating Expenses	$872	$743	$129	17%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Personnel increased primarily due to the inclusion of CyberSource employees since our July 2010 acquisition, combined with other increases in headcount throughout the organization, reflecting our strategy to invest for future growth, particularly outside the U.S. Equity compensation expense also increased as a result of our annual November equity grants and the related immediate recognition of expense for employees who reached eligible retirement age.

•

Network and processing decreased primarily due to the previously announced change in the presentation of revenue and operating expense associated with the processing of non-Visa network transactions. Beginning this fiscal quarter, revenues and offsetting operating expenses associated with these transactions will be reported on a net basis and therefore will not appear in our financial results. As such, $36 million of revenues and related expenses recorded in the prior period, associated with the pass-through of non-Visa network transactions, did not recur. This change does not impact operating income or net income attributable to Visa Inc. as revenue and expense amounts completely offset; however, we expect this change in presentation will result in a reported decline in network and processing throughout fiscal 2011 as compared to the prior year. This decline was partially offset by the inclusion of CyberSource activity.

•

Marketing decreased primarily due to the previously announced changes in contractual arrangements that transitioned the direct billing and administration of the Visa Extras rewards platform from Visa to a third-party service provider. As a result, revenues and offsetting operating expenses associated with these transactions will be reported on a net basis and therefore will not appear in our financial results. Further, a large issuer converted away from the platform entirely in June 2010. As such, $31 million of revenues and related expenses recorded in the prior year comparable period, associated with Visa Extras, did not recur. These changes do not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset; however, we expect to see a decline in marketing throughout fiscal 2011 compared to the prior year. The decline was partially offset by the inclusion of CyberSource activity. We continue to review and refine our marketing and advertising spending globally to ensure it is consistent with our overall strategy to reduce cost.

•	Professional fees increased primarily reflecting investment in technology projects to support our strategy for future growth, as well as the inclusion of CyberSource activity.

•

Depreciation and amortization increased slightly, primarily reflecting additional depreciation and amortization on technology and intangible assets acquired in our July 2010 CyberSource acquisition, substantially offset by the absence of depreciation and amortization on the incremental basis in assets acquired in our October 2007 reorganization, as these assets were fully depreciated as of September 30, 2010.

•	General and administrative increased primarily due to reserves for a potential government assessment in one of our international geographies, combined with the inclusion of CyberSource activity.

•

Litigation provision primarily reflects the absence of the $41 million pre-tax gain recorded in the first quarter of fiscal 2010 as a result of prepaying the remaining obligation under the Retailers’ litigation settlement, as well as the release of additional accruals for other matters settled during that quarter. There were no significant litigation provisions made during the three months ended December 31, 2010.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended December 31,
	2010	2009	$ Change	% Change(1)
	(in millions, except percentages)
Interest income (expense)	4	(16)	20	NM
Investment income, net	10	5	5	85%
Other	2	2	—	(2)%

Total Other Income (Expense)	$16	$(9)	$25	NM

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Interest income (expense) changed primarily due to the benefits recognized upon the effective settlement of uncertainties surrounding the timing of certain deductions for income tax purposes, combined with lower interest accretion from declining litigation balances. See Note 10—Income Taxes and Note 11—Legal Matters to our unaudited consolidated financial statements.

Income Taxes

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 36% and 37% for the three months ended December 31, 2010 and 2009, respectively. The rate for the three months ended December 31, 2010 was lower than the rate for the same period in the prior year primarily due to changes in the geographic mix of our global income and the benefit of tax incentives in Singapore, our largest operating hub outside the U.S.

Liquidity and Capital Resources

Cash Flow Data

The following table summarizes our cash flow activity for the periods presented.

	Three Months Ended December 31,
	2010	2009
	(in millions)
Total cash provided by (used in):
Operating activities	$1,006	$(29)
Investing activities	(73)	22
Financing activities	(1,121)	(452)
Effect of exchange rate changes on cash and cash equivalents	5	2

Decrease in cash and cash equivalents	$(183)	$(457)

Cash provided by operating activities during the three months ended December 31, 2010 primarily reflects net income, including non-controlling interest, of $884 million and adjustments for non-cash items of $577 million, primarily amortization of client incentives. Total cash provided by operating activities was higher during the three months ended December 31, 2010 compared to the prior year, primarily reflecting higher year-to-date net income and the absence of a $682 million prepayment of our Retailer’s litigation obligation in the prior year. Both periods also contain other significant operational payments including those related to settlement transactions, other litigation settlement payments, client incentives, and our annual incentive compensation payments. We believe that cash flow generated from operating activities will sufficiently meet our ongoing operational needs.

Cash used in investing activities during the three months ended December 31, 2010 primarily reflects purchase of property, equipment and technology, which were lower in the prior year comparable period as most capital projects were executed in the second half of fiscal 2010. We expect to continue investing in technology and our payments system infrastructure. There were no proceeds from sales and maturities of investment securities during the three months ended December 31, 2010, compared to $41 million in the prior year.

Cash used in financing activities during the three months ended December 31, 2010 primarily reflects funding of $800 million to the litigation escrow account, $306 million in repurchases of our class A common stock in the open market, and dividend payments of $108 million. Comparatively, cash used in financing activities for the three months ended December 31, 2009 reflects $432 million in repurchases of our class A common stock in the open market, and quarterly dividend payments of $93 million.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from our operations, an investment portfolio, and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings, and returns that these holdings provide.

There has been no significant change to our primary uses of liquidity since September 30, 2010, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

Share repurchases. During the three months ended December 31, 2010, we spent $1.1 billion toward share repurchases, including an $800 million funding to the litigation escrow account, and $306 million on open market repurchases under our $1.0 billion share repurchase plan as authorized by our board of directors. The authorization will be in effect through September 30, 2011, and is subject to change at the discretion of our board of directors. At December 31, 2010, the share repurchase plan had remaining authorized funds of $694 million. See Note 2—Retrospective Responsibility Plan and Note 6—Stockholders’ Equity to our unaudited consolidated financial statements.

Dividends. During the first quarter of fiscal 2011, we paid $108 million in dividends. On January 26, 2011, our board of directors declared a dividend in the amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 1, 2011. See Note 6—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by our board of directors.

Visa Europe put-call option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At December 31, 2010, we determined the fair value of the put option liability to be approximately $267 million. While this amount represents the fair value of the put option at December 31, 2010, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as determined at the time the put option is exercised. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price. At December 31, 2010 and September 30, 2010, the fair value of the put option liability reflected our estimated long-term P/E ratio of 18.8 and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, of 3.5. At December 31, 2010, the spot P/E ratio was 12.5 and the spot P/E differential, the difference between this ratio and the estimated spot ratio applicable to Visa Europe, approximated zero. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

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

As of December 31, 2010, our financial instruments measured at fair value on a recurring basis included approximately $6.0 billion of assets, of which $13 million, or less than 1%, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. At December 31, 2010, debt instruments in this category included auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risks during the three months ended December 31, 2010, compared to September 30, 2010.

ITEM 4.	Controls and Procedures

Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of Visa Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of Visa Inc. were effective, at the reasonable assurance level as of the end of the period covered by this report.

Changes in internal control over financial reporting. There has been no change in the internal control over financial reporting of Visa Inc. that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to Note 11—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, filed with the SEC on November 19, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2010. The table does not include 11.0 million shares (of class A common stock, on an as-converted basis) effectively repurchased through the Company’s October 2010 $800 million funding of its litigation escrow account, previously established under the retrospective responsibility plan. Under the terms of the retrospective responsibility plan, when Visa funds the escrow account, the conversion rate of class B common stock retained by the Company’s U.S. financial institution clients and their affiliates is adjusted. See Note 2—Retrospective Responsibility Plan to our unaudited consolidated financial statements.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2010	—	—	—	1,000,000,000
November 1-30, 2010	1,798,471	$75.07	1,577,300	882,608,942
December 1-31, 2010	2,790,600	$68.13	2,790,600	692,435,666

Total	4,589,071	$70.85	4,367,900

(1)

Includes 221,171 shares of class A common stock withheld at an average price of $79.80 per share (per the terms of grants under the Company’s equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)

On October 27, 2010, the Company announced a $1.0 billion class A common stock repurchase plan, authorized by the board of directors through September 30, 2011. Under this plan, during the three months ended December 31, 2010, the Company repurchased 4.4 million shares of its class A common stock at an average price of $70.39 per share for a total cost of $308 million. As of December 31, 2010, there was approximately $692 million remaining under the plan. These figures reflect transactions according to the trade date. For purposes of the Company’s unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement date.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information.

On January 26, 2011, the Company’s board of directors approved the release from transfer restrictions on all remaining class C common stock shares. The shares will automatically become eligible for public sale on February 7, 2011. Approximately 55 million class C shares are expected to be released from transfer restrictions.

ITEM 6.	Exhibits.

The list of exhibits required to be filed as exhibits to this report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date: February 2, 2011	By:	/S/ JOSEPH W. SAUNDERS
	Name:	Joseph W. Saunders
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 2, 2011	By:	/S/ BYRON H. POLLITT
	Name:	Byron H. Pollitt
	Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed on February 2, 2011 formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statements of Comprehensive Income,
(iv) Consolidated Statements of Changes in Stockholders’ Equity,
(v) Consolidated Statements of Cash Flows and
(vi) related notes, tagged as blocks of text.

*	Filed or furnished herewith.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.