Form 10-Q
period 2011-03-31
VISA INC.
filed 2011-05-05
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 27, 2011, there were 523,238,860 shares of class A common stock, par value $.0001 per share, 245,513,385 shares of class B common stock, par value $.0001 per share, and 61,319,195 shares of class C common stock, par value $.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	September 30, 2010
	(in millions, except par value data)
Assets
Cash and cash equivalents	$3,512	$3,867
Restricted cash—litigation escrow (Note 2)	2,997	1,866
Investment securities (Note 3)
Trading	66	60
Available-for-sale	131	124
Settlement receivable	397	402
Accounts receivable	538	476
Customer collateral (Note 6)	870	899
Current portion of client incentives	152	175
Current portion of deferred tax assets	497	623
Prepaid expenses and other current assets	446	242

Total current assets	9,606	8,734
Restricted cash—litigation escrow (Note 2)	—	70
Investment securities, available-for-sale (Note 3)	7	24
Client incentives	115	101
Property, equipment and technology, net	1,453	1,357
Other assets	189	197
Intangible assets, net	11,464	11,478
Goodwill	11,588	11,447

Total assets	$34,422	$33,408

Liabilities
Accounts payable	$86	$137
Settlement payable	325	406
Customer collateral (Note 6)	870	899
Accrued compensation and benefits	281	370
Client incentives	531	418
Accrued liabilities	780	625
Current portion of long-term debt	12	12
Current portion of accrued litigation (Note 11)	580	631

Total current liabilities	3,465	3,498
Long-term debt	25	32
Accrued litigation (Note 11)	—	66
Deferred tax liabilities	4,205	4,181
Other liabilities	573	617

Total liabilities	8,268	8,394

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	March 31, 2011	September 30, 2010
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 521 and 493 shares issued and outstanding at March 31, 2011, and September 30, 2010, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2011, and September 30, 2010 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 64 and 97 shares issued and outstanding at March 31, 2011, and September 30, 2010, respectively (Note 7)	—	—
Additional paid-in capital	20,583	20,794
Accumulated income	5,707	4,368
Accumulated other comprehensive loss, net
Investment securities, available-for-sale	1	3
Defined benefit pension and other postretirement plans	(114)	(115)
Derivative instruments classified as cash flow hedges	(38)	(40)
Foreign currency translation gain	12	1

Total accumulated other comprehensive loss, net	(139)	(151)

Total Visa Inc. stockholders’ equity	26,151	25,011
Non-controlling interest	3	3
Total equity	26,154	25,014

Total liabilities and equity	$34,422	$33,408

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in millions except per share data)
Operating Revenues
Service revenues	$1,093	$885	$2,101	$1,712
Data processing revenues	823	728	1,667	1,493
International transaction revenues	624	545	1,254	1,097
Other revenues	156	173	317	363
Client incentives	(451)	(372)	(856)	(746)

Total operating revenues	2,245	1,959	4,483	3,919

Operating Expenses
Personnel	351	310	708	584
Network and processing	80	98	160	203
Marketing	183	238	380	454
Professional fees	77	50	138	101
Depreciation and amortization	70	62	137	124
General and administrative	95	77	205	155
Litigation provision (Note 11)	6	2	6	(41)

Total operating expenses	862	837	1,734	1,580

Operating income	1,383	1,122	2,749	2,339

Other Income (Expense)
Interest expense	(12)	(28)	(8)	(44)
Investment income, net	9	23	19	28
Other	(3)	(4)	(1)	(2)

Total other (expense) income	(6)	(9)	10	(18)

Income before income taxes	1,377	1,113	2,759	2,321
Income tax provision	497	401	995	846

Net income including non-controlling interest	880	712	1,764	1,475
Loss attributable to non-controlling interest	1	1	1	1

Net income attributable to Visa Inc.	$881	$713	$1,765	$1,476

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in millions except per share data)
Basic earnings per share (Note 8)
Class A common stock	$1.24	$0.97	$2.47	$1.99

Class B common stock	$0.63	$0.56	$1.26	$1.16

Class C common stock	$1.24	$0.97	$2.47	$1.99

Basic weighted-average shares outstanding (Note 8)
Class A common stock	505	472	499	470

Class B common stock	245	245	245	245

Class C common stock	80	122	87	125

Diluted earnings per share (Note 8)
Class A common stock	$1.23	$0.96	$2.46	$1.99

Class B common stock	$0.63	$0.56	$1.26	$1.16

Class C common stock	$1.23	$0.96	$2.46	$1.99

Diluted weighted-average shares outstanding (Note 8)
Class A common stock	714	742	717	743

Class B common stock	245	245	245	245

Class C common stock	80	122	87	125

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
Net income including non-controlling interest	$880	$712	$1,764	$1,475
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized loss	(1)	(5)	(3)	(4)
Income tax effect	—	2	1	2
Reclassification adjustment for net loss realized in net income including non-controlling interest	—	3	—	2
Income tax effect	—	(1)	—	(1)
Defined benefit pension and other postretirement plans	—	102	2	106
Income tax effect	—	(40)	(1)	(41)
Derivative instruments classified as cash flow hedges
Net unrealized loss	(9)	(5)	(23)	(8)
Income tax effect	3	2	5	3
Reclassification adjustment for net loss realized in net income including non-controlling interest	15	21	27	36
Income tax effect	(3)	(7)	(7)	(12)
Foreign currency translation gain	6	4	11	6

Other comprehensive income, net of tax	11	76	12	89

Comprehensive income including non-controlling interest	$891	$788	$1,776	$1,564
Comprehensive loss attributable to non-controlling interest	1	1	1	1

Comprehensive income attributable to Visa Inc.	$892	$789	$1,777	$1,565

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Class A	Class B	Class C	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	(in millions, except per share data)
Balance as of September 30, 2010	493	245	97	$20,794	$4,368	$(151)	$3	$25,014
Net income attributable to Visa Inc.					1,765			1,765
Loss attributable to non-controlling interest							(1)	(1)
Other comprehensive income, net of tax						12		12

Comprehensive income including non-controlling interest								1,776
Issuance of restricted share awards	1							—
Vesting of restricted stock units and performance shares	1							—
Conversion of class C common stock upon sale into public market (Note 7)	33		(33)					—
Share-based compensation				90				90
Excess tax benefit for share-based compensation				8				8
Cash proceeds from exercise of stock options	1			39				39
Restricted stock instruments settled in cash for taxes(1)	—			(22)				(22)
Cash dividends declared and paid, at a quarterly amount of $0.15 per as-converted share (Note 7)					(215)			(215)
Repurchase of class A common stock (Note 7)	(8)			(325)	(211)			(536)
Investment in partially owned consolidated subsidiary				(1)			1	—

Balance as of March 31, 2011	521	245	64	20,583	5,707	(139)	3	26,154

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2011	2010
	(in millions)
Operating Activities
Net income including non-controlling interest	$1,764	$1,475
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	856	746
Share-based compensation	90	61
Excess tax benefit for share-based compensation	(8)	(8)
Depreciation and amortization of property, equipment and technology and intangible assets	137	124
Litigation provision and accretion (Note 11)	13	(25)
Net recognized gain on investment securities, including other-than-temporary impairment	(4)	(14)
Net recognized (gain) loss on other investments, including other-than-temporary impairment	(1)	1
Deferred income taxes	129	185
Other	(19)	(11)
Change in operating assets and liabilities:
Trading securities	(6)	(4)
Settlement receivable	11	(61)
Accounts receivable	(62)	(58)
Client incentives	(734)	(712)
Other assets	(188)	(141)
Accounts payable	(51)	(78)
Settlement payable	(88)	(16)
Accrued compensation and benefits	(90)	(120)
Accrued and other liabilities	(10)	62
Accrued litigation	(130)	(826)

Net cash provided by operating activities	1,609	580

Investing Activities
Acquisition, net of cash received of $18 (Note 4)	(162)	—
Purchases of property, equipment and technology	(147)	(79)
Proceeds from disposal of property, equipment and technology	—	1
Distributions from money market investment	—	85
Investment securities, available-for-sale:
Purchases	—	(1)
Proceeds from sales and maturities	10	45
Purchases of/contributions to other investments	—	(1)
Proceeds/distributions from other investments	103	2

Net cash (used in) provided by investing activities	(196)	52

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Six Months Ended March 31,
	2011	2010
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 7)	(536)	(664)
Dividends paid (Note 7)	(215)	(185)
Deposit into litigation escrow account—retrospective responsibility plan (Note 2)	(1,200)	—
Payment from litigation escrow account—retrospective responsibility plan (Note 2)	140	140
Cash proceeds from exercise of stock options	39	21
Excess tax benefit for share-based compensation	8	8
Principal payments on debt	(7)	(6)
Principal payments on capital lease obligations	(8)	(9)

Net cash used in financing activities	(1,779)	(695)

Effect of exchange rate changes on cash and cash equivalents	11	6

Decrease in cash and cash equivalents	(355)	(57)
Cash and cash equivalents at beginning of year	3,867	4,617

Cash and cash equivalents at end of period	$3,512	$4,560

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,015	$759
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$20	$10
Interest payments on debt	$2	$2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of cash and checks. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited (“VWPL”), Visa Canada Corporation (“Visa Canada”), Inovant LLC (“Inovant”) and CyberSource Corporation (“CyberSource”), operate the world’s largest retail electronic payments network. The Company provides its clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards, which are the independent responsibility of the Company’s issuing clients. On March 1, 2011, the Company acquired PlaySpan Inc. (“PlaySpan”), and its results are included in the Company’s consolidated results of operations from the acquisition date. See Note 4—PlaySpan Acquisition.

Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates its majority-owned and controlled entities, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company’s VIEs have not been material to its consolidated financial statements as of and for the periods presented. Non-controlling interests are reported as a component of equity. All significant intercompany accounts and transactions are eliminated in consolidation. Beginning with the first quarter of fiscal 2011, equity in earnings of unconsolidated affiliates is combined with other in the other income (expense) line on the consolidated statements of operations. Prior period information has been reclassified to conform to this presentation. The Company also updated selected captions within the consolidated financial statements beginning with the first quarter of fiscal 2011 to better reflect underlying activities; however, the grouping of underlying financial accounts remains unchanged.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by GAAP. Reference should be made to the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2010, for additional disclosures, including a summary of the Company’s significant accounting policies.

Goodwill and indefinite-lived intangible assets. The Company has historically performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of July 1 of each year. During the second quarter of fiscal 2011, the Company changed the annual impairment testing date from July 1 to February 1. The Company believes this change, which represents a change in the method of applying an accounting principle, is preferable as the earlier date allows the Company additional time to perform the annual impairment testing after its annual forecast and budget are completed and approved. A preferability letter from the Company’s independent registered public accounting firm regarding this change in the method of applying an accounting principle has been filed as an exhibit to this quarterly report on Form 10-Q for the quarter ended March 31, 2011.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets as of February 1, 2011, and concluded there was no impairment as of that date. Subsequent to this annual assessment, the Company acquired PlaySpan, which resulted in additional goodwill. No recent events or changes in circumstances indicate that impairment existed as of March 31, 2011.

Note 2—Retrospective Responsibility Plan

The Company deposited $1.2 billion into the litigation escrow account during the first half of fiscal 2011. Under the terms of the retrospective responsibility plan, when the Company makes deposits into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same effect on earnings per share as repurchasing the Company’s class A common stock, by reducing the as-converted class B common stock share count. See Note 7—Stockholders’ Equity.

The following table sets forth the changes in the escrow account during the six months ended March 31, 2011.

(in millions)
Balance at October 1, 2010	$1,936
Deposits into the litigation escrow account	1,200
American Express settlement payments	(140)
Interest earned, less applicable taxes	1

Balance at March 31, 2011	$2,997

An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates information, including but not limited to actions taken by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during the six months ended March 31, 2011.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	March 31, 2011	September 30, 2010	March 31, 2011	September 30, 2010	March 31, 2011	September 30, 2010
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$6,097	$5,448
Investment securities
U.S. government-sponsored debt securities			$131	$135
Equity securities	66	60
Auction rate securities					$7	$13
Prepaid and other current assets
Foreign exchange derivative instruments			4	5

	$6,163	$5,508	$135	$140	$7	$13

Liabilities
Accrued liabilities
Visa Europe put option					$267	$267
Earn-out related to PlaySpan acquisition					$24	$—
Foreign exchange derivative instruments			$44	$56

There were no transfers between Level 1 and Level 2 assets during the first half of fiscal 2011.

Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There was no substantive change to the valuation techniques and related inputs used to measure fair value during the first half of fiscal 2011.

Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. During the three months ended March 31, 2011, one of the auction rate securities was called. As a result, the Company received proceeds of $10 million and recorded a pre-tax gain of $4 million in investment income, net, on the consolidated statements of operations. There was no change to the valuation techniques and related inputs used to measure fair value during the first half of fiscal 2011.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. At March 31, 2011 and September 30, 2010, the Company determined the fair value of the put option to be $267 million. In determining the fair value of the put option on these dates, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term differential of 3.5x between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential”. While $267 million represents the fair value of the put option at March 31, 2011, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more.

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at March 31, 2011. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential, and other inputs used to value the put option are unobservable. Changes in fair value are included in other income (expense) on the Company’s consolidated statements of operations. There was no change to the fair value of the put option during the first half of fiscal 2011.

Earn-out related to PlaySpan acquisition. In connection with the PlaySpan acquisition, the Company recorded a liability of $24 million to reflect the fair value of a potential earn-out provision included in the purchase agreement. The liability is classified as Level 3 due to a lack of observable inputs, such as the likelihood of meeting certain future revenue targets and other milestones. There was no change to the fair value as of March 31, 2011. Changes in fair value will be included in general and administrative expense on the consolidated statements of operations. See Note 4—PlaySpan Acquisition.

A separate roll-forward of Level 3 investments measured at fair value on a recurring basis is not presented because the only activities during the first half of fiscal 2011 are related to the auction rate securities and the addition of the PlaySpan earn-out liability already described above. Activity in the prior year comparable period was immaterial.

Assets measured at fair value on a nonrecurring basis. Certain financial assets are measured at fair value on a nonrecurring basis.

Non-marketable equity investments and investments accounted for under the equity method. Strategic investments are classified as Level 3 due to the absence of quoted market prices, inherent

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management judgment. The Company applies fair value measurement to its strategic investments when certain events or circumstances indicate that these investments may be impaired. The Company revalues the investments using various assumptions, including financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments have become impaired during the first half of fiscal 2011, compared with a $1 million impairment loss recognized during the prior year comparable period. At March 31, 2011 and September 30, 2010, non-marketable equity security investments and investments accounted for under the equity method totaled $93 million and $114 million, respectively, and were classified as other assets on the consolidated balance sheets.

On January 24, 2011, the Company’s wholly-owned subsidiary, Visa International, sold its 10 percent investment in Visa Vale issuer Companhia Brasileira de Soluções e Serviços, or CBSS, to Banco do Brasil and Bradesco. The Company received gross proceeds of $103 million. Prior to the sale, the Company accounted for the investment under the cost method with a book value of $17 million. The sale is subject to regulatory approval by Brazil’s Conselho Administrativeo de Defesa Econômica, which we expect to receive in the third quarter of fiscal 2011. Upon this approval, the Company will recognize an estimated pre-tax gain, net of transaction costs, of $85 million in investment income, net on the consolidated statements of operations. The amount of the gain net of tax is estimated to be $44 million.

Debt. The estimated fair value of the Company’s debt at March 31, 2011 and September 30, 2010 was $43 million and $50 million, respectively, based on credit ratings for similar notes.

Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any significant non-financial liabilities. Indefinite-lived intangible assets consist of Visa’s tradename, customer relationships, and Visa Europe franchise right acquired in the October 2007 reorganization. Finite-lived intangible assets primarily consist of customer relationships, reseller relationships and tradenames acquired in the July 2010 acquisition of CyberSource and the March 2011 acquisition of PlaySpan. See Note 4—PlaySpan Acquisition. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2011, and concluded there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2011.

Note 4—PlaySpan Acquisition

On March 1, 2011, the Company acquired PlaySpan, a privately held company whose payments platform processes transactions for digital goods in online games, digital media and social networks around the world. The acquisition of PlaySpan complements Visa’s acquisition of CyberSource in July 2010 and extends the Company’s capabilities in digital, e-Commerce and mobile commerce.

The following table summarizes the allocation of the accounting purchase consideration, which is preliminary pending finalization of the valuation analysis.

Fair Value
(in millions)
Tangible assets, net(1)	$67
Finite-lived intangible assets with a weighted-average useful life of 2.8 years	15
Goodwill	141
Net deferred tax liabilities	(19)

Net assets acquired	$204

(1)

Tangible assets, net include $56 million of technology assets acquired, which have a weighted-average useful life of 5 years, and are recognized in property, equipment and technology, net on the consolidated balance sheets.

The following table presents the total purchase consideration for the PlaySpan acquisition.

	Potential Purchase Consideration	Accounting Purchase Consideration
	(in millions)
Cash paid	$180		$180
Earn-out provision(1)	40	40
Less: Employee compensation(2)		(12)
Valuation adjustment(3)		(4)

Fair value of earn-out provision (See Note 3—Fair Value Measurements)			24
Fair value of stock options issued(4)	5

Total purchase consideration	$225		$204

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The acquisition agreement includes a potential earn-out provision of up to $40 million, should PlaySpan achieve certain future revenue targets and other milestones.
(2)	The amount reflects personnel expense related to the earn-out provision that will be recognized over the performance period.
(3)	Adjustment to reflect the earn-out provision at fair value based on the assumed likelihood of the future revenue targets and other milestones being met.
(4)	The Company issued non-qualified stock options to replace unvested, in-the-money stock options held by PlanSpan employees. See Note 9—Share-based Compensation.

Note 5—Pension and Other Postretirement Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans which provide retirement and health benefits for substantially all employees residing in the United States.

The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	3 months ended March 31,		6 months ended March 31,		3 months ended March 31,		6 months ended March 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost	$11	$10	$20	$23	$—	$—	$—	$—
Interest cost	9	10	19	20	1	1	1	1
Expected return on assets	(13)	(13)	(27)	(25)	—	—	—	—
Amortization of:
Prior service credit	(2)	(2)	(4)	(4)	(1)	(2)	(2)	(2)
Actuarial loss	4	3	9	9	—	—	—	—

Total net periodic benefit cost	$9	$8	$17	$23	$—	$(1)	$(1)	$(1)

Note 6—Settlement Guarantee Management

The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s exposure is limited to the amount of unsettled Visa payment transactions. The Company requires certain customers that do not meet its credit standards to post collateral equivalent to their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $44.5 billion at March 31, 2011, compared to $38.7 billion at September 30, 2010. Of these settlement exposure amounts, $3.3 billion at March 31, 2011, and $3.0 billion at September 30, 2010, were covered by collateral.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintained collateral as follows:

	March 31, 2011	September 30, 2010
	(in millions)
Cash equivalents	$870	$899
Pledged securities at market value	409	470
Letters of credit	851	869
Guarantees	2,008	1,803

Total	$4,138	$4,041

The total available collateral balances presented in the table above are greater than the settlement exposure covered by customer collateral due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was less than $1 million at March 31, 2011, and September 30, 2010. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

Note 7—Stockholders’ Equity

The number of shares of each class and the number of shares of class A common stock outstanding on an as-converted basis at March 31, 2011 are as follows:

(in millions, except conversion rate)	Shares Outstanding at March 31, 2011	Conversion Rate Into Class A Common Stock	Class A Common Stock As Converted(1)
Class A common stock	521	—	521
Class B common stock	245	0.4881	120
Class C common stock	64	1.0000	64

Total			704

(1)	Figures may not sum due to rounding. As-converted class A common stock count calculated based on whole numbers.

Share repurchases. During the first half of fiscal 2011, the Company effectively repurchased 24.0 million shares at an average price of $72.26 per share, for a total cost of $1.7 billion. Of the $1.7 billion, $536 million was executed through the repurchase of class A common stock in the open market, and $1.2 billion was effectively executed through two separate deposits into the litigation escrow account previously established under the retrospective responsibility plan.

The open market repurchases were made under the repurchase program previously authorized by the board of directors in October 2010. All repurchased shares have been retired and constitute authorized but unissued shares.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents share repurchases in the open market for the three months ended:

	March 31, 2011	December 31, 2010
	(in millions, except per share data)
Shares repurchased in the open market	3.3	4.3
Weighted-average repurchase price per share	$70.53	$70.40
Total cost	$230	$306

The Company made deposits into the litigation escrow account of $800 million and $400 million on October 8, 2010, and March 31, 2011, respectively. Under the terms of the retrospective responsibility plan, when the Company makes deposits into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same effect on earnings per share as repurchasing the Company’s class A common stock, by reducing the as-converted class B common stock share count as shown in the table below.

	Fiscal 2011
	March 2011	October 2010
	(in millions, except per share data and conversion rate)
Deposits under the retrospective responsibility plan	$400	$800
Effective price per share(1)	$73.81	$72.74
Equivalent shares of class A common stock effectively repurchased	5.4	11.0
Conversion rate of class B common stock to class A common stock after deposits	0.4881	0.5102
As-converted class B common stock outstanding after deposits	120	125

(1)

Effective price per share calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s amended and restated certificate of incorporation.

In accordance with the authorization from the board of directors, the $400 million deposit into the litigation escrow in March 2011 reduced funds previously allocated to the Company’s October 2010 share repurchase program by an equivalent amount. At March 31, 2011, the October 2010 share repurchase program had remaining authorized funds of $64 million. This authorization will be in effect through September 30, 2011, and the terms of the program are subject to change at the discretion of the board of directors.

On May 5, 2011, the Company announced an additional $1.0 billion share repurchase program as authorized by the board of directors. The authorization will be in effect through April 20, 2012, and the terms of the program are subject to change at the discretion of the board of directors.

Class B common stock. Under the Company’s certificate of incorporation, shares of class B common stock are subject to transfer restrictions until the date on which certain covered litigation has been finally resolved. See Note 11—Legal Matters.

Accelerated class C share release programs. On January 26, 2011, the Company’s board of directors approved an accelerated class C share release program, as permitted under Visa’s certificate of incorporation. Such approval by the Company’s board of directors permitted an early release of the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining 55 million shares of class C common stock on February 7, 2011, which would have otherwise become automatically eligible for public sale on March 25, 2011, under the Company’s certificate of incorporation. Pursuant to the terms of the accelerated class C share release program, class C common stock sold in the public market automatically converts to class A common stock without a separate shareholder application process. The early release of the class C common stock did not increase the number of outstanding shares on an as-converted basis, and there was no dilutive effect to the outstanding class A common stock share count on an as-converted basis from these transactions.

Of the 152 million shares of class C common stock released from transfer restrictions under the Company’s 2009, 2010 and the most recent accelerated class C share release programs, 88 million shares have been converted from class C to class A common stock upon their sale into the public market through March 31, 2011. Approximately 29 million and 33 million shares were converted during the three and six months ended March 31, 2011, respectively.

Dividends. On April 21, 2011, the Company’s board of directors declared a dividend in the amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 7, 2011, to all holders of record of the Company’s class A, class B and class C common stock as of May 20, 2011. The Company paid $215 million in dividends during the first half of fiscal 2011.

Note 8—Earnings Per Share

The following table presents basic and diluted earnings per share for the three months ended March 31, 2011.

	Basic Earnings Per Share					Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)		Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Class A	$625		505	$1.24		$881		714	(2)	$1.23
Class B	155	(3)	245	0.63	(3)	154	(3)	245		0.63	(3)
Class C	98		80	1.24		98		80		1.23
Participating Securities(4)	3		Not presented	Not presented		3		Not presented		Not presented

Net income attributable to Visa Inc.	$881

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents basic and diluted earnings per share for the six months ended March 31, 2011.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B) (1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B) (1)
Class A	$1,234		499	$2.47	$1,765		717	(2)	$2.46
Class B	310	(3)	245	1.26	309	(3)	245		1.26
Class C	215		87	2.47	214		87		2.46
Participating Securities(4)	6		Not presented	Not presented	6		Not presented		Not presented

Net income attributable to Visa Inc.	$1,765

The following table presents basic and diluted earnings per share for the three months ended March 31, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Class A	$456		472	$0.97	$713		742	(2)	$0.96
Class B	138	(3)	245	0.56	138	(3)	245		0.56
Class C	117		122	0.97	117		122		0.96
Participating Securities(4)	2		Not presented	Not presented	2		Not presented		Not presented

Net income attributable to Visa Inc.	$713

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents basic and diluted earnings per share for the six months ended March 31, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B) (1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B) (1)
Class A	$937		470	$1.99	$1,476		743	(2)	$1.99
Class B	285	(3)	245	1.16	284	(3)	245		1.16
Class C	250		125	1.99	249		125		1.99
Participating Securities(4)	4		Not presented	Not presented	4		Not presented		Not presented

Net income attributable to Visa Inc.	$1,476

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.
(2)

The computation of weighted-average dilutive shares outstanding excluded stock options to purchase 2 million shares of common stock for the three and six months ended March 31, 2011, and March 31, 2010, respectively, because their effect would have been anti-dilutive.

(3)

Net income attributable to Visa Inc. is allocated to each class of common stock on an as-converted basis. On an as-converted basis and for the purpose of calculating net income attributable to Visa Inc. allocated to each class of common stock, the weighted-average numbers of shares of class B common stock outstanding on an as-converted basis used in the allocation were 125 million and 126 million for the three and six months ended March 31, 2011, and 143 million for the three and six months ended March 31, 2010, respectively.

(4)

Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s restricted stock awards, restricted stock units, and earned performance-based shares.

Note 9—Share-based Compensation

During the six months ended March 31, 2011, the Company granted the following awards to Company employees and non-employee directors under the 2007 Equity Incentive Compensation Plan:

	Granted	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Non-qualified stock options(1)	916,772	$27.62	$73.88
Restricted stock awards (RSA)	930,690	79.75
Restricted stock units (RSU)	276,719	79.78

(1)	Includes 76,822 options granted during the three months ended March 31, 2011 in connection with the acquisition of PlaySpan. See Note 4—PlaySpan Acquisition.

The Company’s non-qualified stock options, RSAs and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense recorded in the first half of fiscal 2011 included $6 million related to the immediate recognition of expense on newly granted awards for employees who had reached eligible retirement age.

The Company also granted performance-based shares during the first quarter of fiscal 2011. The ultimate number of performance shares to be earned will be between zero and 331,800, depending on (1) the Company’s achievement of specified cumulative net income performance targets, and (2) the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index (the market condition), during the approximate two-year period beginning October 7, 2010. These performance-based shares will vest in two equal installments on November 30, 2012 and 2013, subject to earlier vesting in full under certain conditions. The grant-date fair value of the performance-based shares, incorporating the market condition using a Monte Carlo simulation model, was $85.05 per share. Compensation expense for the performance awards is initially estimated based on the target net income performance and is adjusted as appropriate throughout the performance period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

Note 10—Income Taxes

The effective income tax rate was 36% for the three and six months ended March 31, 2011 and 2010.

During the second quarter of fiscal 2011, the Company’s unrecognized tax benefits increased by $12 million, all of which would impact the effective tax rate if recognized. During the same period, the Company accrued $6 million of interest related to uncertain tax positions.

During the six months ended March 31, 2011, total unrecognized tax benefits decreased by $29 million, primarily due to the effective settlement of uncertainties related to the timing of certain deductions in the fiscal first quarter, partially offset by the aforementioned increase in the second quarter of fiscal 2011. The effective settlement did not impact the effective tax rate. During the six months ended March 31, 2011, total reserves for potential interest and penalties decreased by $6 million and $2 million, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There was no significant provision activity for the three and six months ended March 31, 2011. The Company’s litigation provision was ($41) million for the six months ended March 31, 2010. The credit to the provision for the six months ended March 31, 2010, was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.

The following table summarizes the activity related to accrued litigation for both covered and non-covered litigation for the six months ended March 31:

	2011	2010
	(in millions)
Balance at October 1	$697	$1,717
Provision for settled matters(1)	6	(41)
Reclassification of settled matters(2)	12	—
Interest accretion on settled matters	7	16
Payments on settled matters(3)	(142)	(826)

Balance at March 31	$580	$866

(1)

The amount for the six months ended March 31, 2010 includes the reduction to the provision for the $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation.

(2)	Reclassification of amount previously recorded in accrued liabilities.
(3)

The amount for the six months ended March 31, 2010 includes the Company’s October 2009 prepayment of its remaining $800 million in payment obligations in the Retailers’ litigation at a discounted amount of $682 million.

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are subject to the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 2—Retrospective Responsibility Plan. An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination the Company evaluates available information, including funding decisions made by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company has not recorded an additional accrual for covered litigation during fiscal 2011.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Attridge Litigation. On January 12, 2011, the court issued an order reassigning the case to the Honorable John E. Munter. On February 15, 2011, the court ordered that the case be stayed until 30 days following the final resolution of the appeals in the California Credit/Debit Card Tying Cases.

The Interchange Litigation.

Multidistrict Litigation Proceedings (MDL). On February 7, 2011, Visa entered into an omnibus agreement that confirmed and memorialized the signatories’ intentions with respect to the loss sharing agreement, the judgment sharing agreement and other agreements relating to certain interchange litigation. Under the omnibus agreement, the monetary portion of any settlement of the interchange litigation covered by the omnibus agreement would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. In addition, the monetary portion of any judgment assigned to Visa-related claims in accordance with the omnibus agreement would be treated as a Visa portion. Visa would have no liability for the monetary portion of any judgment assigned to MasterCard-related claims in accordance with the omnibus agreement, and if a judgment is not assigned to Visa-related claims or MasterCard-related claims in accordance with the Omnibus agreement, then any monetary liability would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of the Company’s retrospective responsibility plan. The litigation provision on the consolidated statements of operations is not impacted by the execution of the omnibus agreement.

On February 11, 2011, the parties filed motions for summary judgment on a number of issues. Visa, jointly with other defendants, moved for summary judgment against the claims in the Supplemental Complaint and the Second Consolidated Amended Class Action Complaint. Visa and other defendants also moved for summary judgment against the claims in the individual plaintiffs’ complaints. The class plaintiffs sought summary judgment on all of their intra-network damages claims under Section 1 of the Sherman Act in the Second Consolidated Amended Class Action Complaint, including by arguing that Visa’s post-IPO conduct constitutes a continuing conspiracy. Finally, the individual plaintiffs moved for partial summary judgment on their claims that (i) agreements by banks to enforce certain Visa rules are per se unlawful under Section 1 of the Sherman Act, and (ii) Visa’s imposition of those rules post-IPO constitutes a continuing conspiracy under Section 1 of the Sherman Act.

On February 17, 2011, the Court ordered that the parties identify any objections to a trial date of September 12, 2012.

Other Litigation

Morgan Stanley Dean Witter/Discover Litigation. On April 14, 2011, the European Union General Court denied Visa’s appeal of the €10.2 million fine levied in 2007. As previously reported, pursuant to existing agreements, Visa Europe has acknowledged full responsibility for the defense of this action, including any fines that may be payable.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Canadian Competition Proceedings.

Competition Bureau. On December 15, 2010, the Commissioner of Competition filed a Notice of Application against Visa Canada Corporation (“Visa Canada”) and MasterCard. The proceeding challenges certain Visa policies regarding merchant acceptance practices, including Visa’s “no-surcharge” and “honour all cards” policies under the Competition Act. Visa Canada filed a Response to the Notice of Application on January 31, 2011. On February 10, 2011, Toronto Dominion Bank and the Canadian Bankers Association sought leave to intervene in the proceeding; Visa supported such requests. Following a hearing on March 7, 2011, the Competition Tribunal granted the intervention requests.

Merchant Litigation. On December 17, 2010, a purported civil follow-on case to the Competition Bureau’s proceeding was filed against Visa Canada and MasterCard in the Superior Court of Québec, Canada, on behalf of a class of merchants and a class of consumers. The action, 9085-4886 Quebec Inc. et al. v. Visa Canada et al., asserts claims under Section 76 of the Competition Act, which does not provide for a civil cause of action. Plaintiff seeks unspecified money damages and injunctive relief.

On March 28, 2011, Mary Watson filed a class action lawsuit in the Supreme Court of British Columbia, Canada, on behalf of merchants and others in Canada that accept payment by Visa and

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MasterCard. The suit, filed against Visa Canada, MasterCard, and ten financial institutions, alleges conduct contrary to section 45 of the Competition Act and also asserts claims of civil conspiracy, interference with economic interests, and unjust enrichment, among others. Plaintiff alleges that Visa and MasterCard each conspired with their member financial institutions to set supra-competitive default interchange rates and merchant discount fees, and that Visa and MasterCard’s respective “no-surcharge” and “honour all cards” rules had the anticompetitive effect of increasing merchant discount fees. The lawsuit seeks unspecified monetary damages and injunctive relief.

CyberSource securities litigation. The court held a final approval hearing on January 14, 2011 and issued an order and final judgment approving the settlement on January 21, 2011. The settlement amount is not considered material to the Company’s consolidated financial statements.

Dynamic Currency Conversion. In New Zealand, the Commerce Commission completed its investigation and concluded that Visa’s actions relating to Dynamic Currency Conversion had not breached New Zealand’s competition law.

Data pass litigation. On November 19, 2010, the plaintiff filed an amended complaint, adding GameStop Corporation as a defendant, asserting additional claims against Visa under federal and state consumer protection statutes and state common law, and seeking certification of a class of persons and entities whose credit card or debit card data was improperly accessed by Webloyalty.com since October 1, 2008. On December 23, 2010, Webloyalty.com, GameStop, and Visa each filed motions to dismiss the amended complaint. Webloyalty.com also has asked the Judicial Panel on Multi-district Litigation to consolidate with this case, for pretrial proceedings, a case pending in federal district court in California in which Webloyalty.com and Movietickets.com (but not Visa) are named as defendants. On February 8, 2011, the Judicial Panel on Multi-district Litigation denied Webloyalty.com’s application to consolidate the case.

Call center litigation. On April 28, 2011, Francisco Marenco filed a request in the U.S. District Court for the Central District of California to amend his class action complaint to name Visa Inc. as the defendant. The lawsuit alleges that Visa recorded telephone calls to call center representatives without providing a disclosure that the calls may be recorded, in alleged violation of state law in California and several other states. Together with the proposed complaint, the plaintiff filed notice that the parties had reached a settlement, which is subject to court approval, in an amount that is not material to Visa’s consolidated financial statements. This matter relates to and resolves the previously reported contractual indemnity claim tendered to Visa by a processing client in October 2010.

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

By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of new laws, regulations and marketplace barriers, particularly the Wall Street Reform and Consumer Protection Act, including those affecting:

•	issuers’ and retailers’ choice among debit payment networks;

•	debit interchange rates;

•	the spread of regulation of debit payments to credit and other product categories;

•	the spread of U.S. regulations to other countries;

•	consumer privacy and data use and security; and

•	designation as a systemically important payment system;

•	developments in current or future disputes and our ability to absorb their impact, including: interchange; currency conversion; and tax;

•	macroeconomic factors such as:

•	global economic, political, health, environmental and other conditions;

•	cross-border activity and currency exchange rates; and

•	material changes in our clients’ performance compared to our estimates;

•	industry and systemic developments, such as:

•	competitive pressure on client pricing and in the payments industry generally;

•	bank and merchant consolidation and their increased focus on payment card costs;

•	disintermediation from the payments value stream through government actions or bilateral agreements;

•	adverse changes in our relationships and reputation;

•	our clients’ failure to fund settlement obligations we have guaranteed;

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	rapid technological developments;

•	account data breaches and increased fraudulent and other illegal activity involving our cards;

•	issues arising at Visa Europe, including failure to maintain interoperability between our systems;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	failure to successfully integrate CyberSource, PlaySpan or other acquisitions;

•	changes in accounting principles or treatment; and

the other factors discussed under the heading “Risk Factors” herein and in our 2010 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of our 2011 fiscal year on file with the Securities and Exchange Commission. You should not place undue reliance on such statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

Overview

Visa is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of checks and cash. We provide our clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation continues to yield significant growth opportunities, particularly outside the United States. We continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment services to benefit our existing clients and to position Visa to serve more and different constituencies.

Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. Our business performance during the first two quarters of fiscal 2011 reflects the impacts of a modest global economic recovery.

We are evaluating the proposed regulations released by the U.S. Federal Reserve in December 2010 relating to the Wall Street Reform and Consumer Protection Act (“Reform Act”) passed by the last Congress. We do not know the extent to which the final regulations will conform to or deviate from the proposed regulations, which are subject to comment and change before final adoption, or whether the current Congress will leave the legislation intact. We also cannot quantify with certainty the impact the

Reform Act and its final regulations will have on our business. However, we would expect the draft regulations to have a negative impact on our debit revenues in the United States, if implemented as presented and not offset by other permitted business practices, which impact we would begin to see in the fourth quarter of fiscal 2011.

The Reform Act does not directly regulate the network fees we charge (other than to prohibit them from being used to evade the interchange regulations). However, we believe the Reform Act could create negative pressure on our pricing in the United States. The Federal Reserve has recommended caps on debit interchange rates. If these caps are implemented, our clients’ revenue from our U.S. debit products could be adversely affected, if not offset by other permitted business practices, potentially causing our clients to seek to reduce our fees. Moreover, if our clients experience decreased profitability from debit cards in the United States, this may cause our clients to issue fewer debit cards, which could have a negative effect on the volume and number of U.S, debit payments we process and the revenue we receive. The Reform Act will also likely affect U.S. network industry practices, including the retailers’ ability to route debit transactions to competitive networks. We cannot precisely quantify the impact of these industry changes—in part because The Federal Reserve has not yet settled on a specific position on many of these issues in the proposed regulations—but we would expect them to have an adverse impact on our U.S. debit business and associated revenues, if not offset by other permitted business practices.

Furthermore, the timing of implementation of these measures is in question. The Federal Reserve has delayed issuance of the final regulations under the Reform Act, previously expected to have been issued by April 21, 2011. In addition, the U.S. Congress is considering legislation that would delay implementation in order to enable further study of the consequences of certain sections of the Reform Act, with the potential that parts might be significantly delayed. As a consequence, our ability to measure the full impact on our business is limited.

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

Share repurchases. During the first half of fiscal 2011, we effectively repurchased 24.0 million shares at an average price of $72.26 per share, for a total cost of $1.7 billion. Of the $1.7 billion, $536 million was executed through the repurchase of class A common stock in the open market, and $1.2 billion was effectively executed through deposits into the litigation escrow account previously established under the retrospective responsibility plan.

The open market repurchases were made under the repurchase program previously authorized by our board of directors in October 2010. This authorization will be in effect through September 30, 2011, and the terms of the program are subject to change at the discretion of our board of directors. At March 31, 2011, the October 2010 share repurchase program had remaining authorized funds of $64 million. See Note 2—Retrospective Responsibility Plan and Note 7—Stockholders’ Equity to our unaudited consolidated financial statements.

On May 5, 2011, we announced an additional $1.0 billion share repurchase program as authorized by our board of directors. The authorization will be in effect through April 20, 2012, and the terms of the program are subject to change at the discretion of the board of directors.

PlaySpan Acquisition. On March 1, 2011, we acquired PlaySpan, a privately held company whose payments platform processes transactions for digital goods in online games, digital media and social networks around the world, for total potential purchase consideration of up to $225 million. The acquisition of PlaySpan complements Visa’s July 2010 acquisition of CyberSource and extends our capabilities in digital, e-Commerce and mobile commerce. See Note 4—PlaySpan Acquisition to our unaudited consolidated financial statements. The PlaySpan acquisition had a dilutive impact to earnings per share of $0.01 for the second quarter of fiscal 2011, and we anticipate a dilutive impact to earnings per share of $0.04 for the full 2011 fiscal year.

Sale of Investment in Companhia Brasileira de Soluções e Serviços (“CBSS”). On January 24, 2011, our wholly-owned subsidiary, Visa International, sold its 10 percent stake in Visa Vale issuer CBSS to Banco do Brasil and Bradesco. CBSS will continue to issue Visa Vale prepaid cards in Brazil and Visa expects no disruption to cardholder service as a result of this transaction. Visa’s gross proceeds from the sale were U.S. $103 million. The sale is subject to regulatory approval by Brazil’s Conselho Administrativo de Defesa Econômica, which we expect to receive in the third quarter of fiscal 2011. Upon regulatory approval, we will recognize an estimated pre-tax gain, net of transaction costs, of $85 million in investment income, net on our consolidated statements of operations. The amount of the gain net of tax is estimated to be $44 million.

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

The following tables set forth nominal payments volume for the periods presented in nominal dollars(1) .

	U.S.A.			Rest of World			Visa Inc.
	3 months ended December 31, 2010(4)	3 months ended December 31, 2009(4)	% Change	3 months ended December 31, 2010(4)	3 months ended December 31, 2009(4)	% Change	3 months ended December 31, 2010(4)	3 months ended December 31, 2009(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$166	$156	6%	$306	$255	20%	$472	$411	15%
Consumer debit(2)	258	223	16%	68	51	34%	326	274	19%
Commercial and other(2)	69	59	18%	30	25	21%	99	84	18%

Total Nominal Payments Volume	$493	$438	12%	$405	$331	22%	$897	$769	17%
Cash volume	98	92	6%	431	376	15%	530	468	13%

Total Nominal Volume(3)	$591	$531	11%	$836	$707	18%	$1,427	$1,237	15%

	U.S.A.			Rest of World			Visa Inc.
	6 months ended December 31, 2010(4)	6 months ended December 31, 2009(4)	% Change	6 months ended December 31, 2010(4)	6 months ended December 31, 2009(4)	% Change	6 months ended December 31, 2010(4)	6 months ended December 31, 2009(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$323	$306	5%	$577	$488	18%	$900	$794	13%
Consumer debit(2)	506	432	17%	127	95	34%	632	526	20%
Commercial and other(2)	138	118	17%	56	51	10%	195	169	15%

Total Nominal Payments Volume	$966	$856	13%	$760	$634	20%	$1,727	$1,489	16%
Cash volume	199	186	7%	822	702	17%	1,021	888	15%

Total Nominal Volume(3)	$1,165	$1,041	12%	$1,582	$1,336	18%	$2,748	$2,377	16%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.

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

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the three and six months ended March 31, 2011, and March 31, 2010, were based on payments volume reported by our financial institution clients for the three and six months ended December 31, 2010, and December 31, 2009, respectively.

The table below provides the number of transactions processed by our VisaNet system, and billable transactions processed by CyberSource’s network during the periods presented.

	Three months ended March 31,			Six months ended March 31,
	2011	2010	% Change(1)	2011	2010	% Change(1)
	(in millions)			(in millions)
Visa processed transactions(2)	12,040	10,648	13%	24,621	21,572	14%
CyberSource billable transactions(3)	1,018	738	38%	2,004	1,445	39%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa’s networks.
(3)

Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification. CyberSource activity primarily contributes to our data processing revenues beginning after our July 2010 acquisition.

Results of Operations

Operating Revenues

The following table sets forth our operating revenues earned in the U.S., in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended March 31,		2011 vs. 2010		Six months ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
U.S. operating revenues	$1,243	$1,134	$109	10%	$2,522	$2,308	$214	9%
Rest of world operating revenues	951	773	178	23%	1,860	1,507	353	23%
Visa Europe operating revenues	51	52	(1)	(2%)	101	104	(3)	(3%)

Total Operating Revenues	$2,245	$1,959	$286	15%	$4,483	$3,919	$564	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

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

Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. The general weakening of the U.S. dollar during the three and six month periods was moderated by our hedging activities and contributed to a net 2% and 1% increase, respectively, in total operating revenues compared to the same prior year periods. As we are substantially hedged through fiscal 2011, we do not expect any significant impact from currency fluctuations for the remainder of the fiscal year. The following table sets forth the components of our total operating revenues.

	Three months ended March 31,		2011 vs. 2010		Six months ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,093	$885	$208	24%	$2,101	$1,712	$389	23%
Data processing revenues	823	728	95	13%	1,667	1,493	174	12%
International transaction revenues	624	545	79	14%	1,254	1,097	157	14%
Other revenues	156	173	(17)	(10)%	317	363	(46)	(13)%
Client incentives	(451)	(372)	(79)	21%	(856)	(746)	(110)	15%

Total Operating Revenues	$2,245	$1,959	$286	15%	$4,483	$3,919	$564	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased during the three and six month comparable periods primarily due to 17% and 16% growth in nominal payments volume, respectively. Service revenues also benefitted from competitive pricing actions which became effective in the first quarter of fiscal 2011. We continue to monitor the progress of nominal payments volume growth as part of the overall global economic recovery and to align our pricing strategy across the globe to ensure it reflects the competitive value and growth opportunities provided to our clients.

•

Data processing revenues increased during the three and six month comparable periods primarily due to 13% and 14% growth in processed transactions, respectively, and the inclusion of revenue attributable to CyberSource, which we acquired in July 2010. As anticipated, this growth was partially offset by the effects of negotiated pricing from certain recently executed client contracts and a previously announced change in the presentation of revenue and operating expense associated with the processing of non-Visa network transactions. Beginning the first quarter of fiscal 2011, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore will not appear in our financial results. As such, $31 million and $67 million of revenues and related expenses recorded in the prior year comparable periods, associated with the pass-through of non-Visa network transactions, did not recur. This change does not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset; however, we expect this change in presentation will continue to moderate reported growth in data processing in fiscal 2011 when compared to the same prior year periods.

•

International transaction revenues increased primarily reflecting 16% growth in nominal cross-border payments volume during the three and six month comparable periods, respectively. Nominal cross-border payments volume fluctuates with cross-border travel and the extent to which Visa-branded products are used for travel purposes.

•	Other revenues decreased primarily due to previously announced changes in contractual arrangements that transitioned the direct billing and administration of the Visa Extras rewards platform from Visa to a third-party service provider. As a result, revenues and offsetting costs associated with these transactions will be reported on a net basis and therefore will not appear in our financial results. Further, a large issuer converted away from the platform entirely in June 2010. As such, $24 and $55 million of revenues and related expenses recorded in the prior year comparable periods associated with Visa Extras did not recur. These changes do not impact operating income or net income attributable to Visa Inc. as revenue and expense amounts completely offset; however, we expect these changes to negatively impact the growth of other revenues throughout fiscal 2011 when compared to the same prior year periods.

•

Client incentives increased reflecting growth in global payments volume and incentives incurred on significant long-term client contracts that were initiated or renewed after the first half of fiscal 2010. These increases were offset by the absence of various significant one-time incentives incurred in the prior year comparable periods. Through the first half of fiscal 2011, incentives as a percentage of gross revenues were within our previously stated guidance range. We may adjust this guidance, depending on the timing and content of the regulations under the Reform Act.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended March 31,		2011 vs. 2010		Six months ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$351	$310	$41	14%	$708	$584	$124	21%
Network and processing	80	98	(18)	(18)%	160	203	(43)	(21)%
Marketing	183	238	(55)	(23)%	380	454	(74)	(16)%
Professional fees	77	50	27	54%	138	101	37	36%
Depreciation and amortization	70	62	8	12%	137	124	13	11%
General and administrative	95	77	18	23%	205	155	50	32%
Litigation provision	6	2	4	NM	6	(41)	47	NM

Total Operating Expenses	$862	$837	$25	3%	$1,734	$1,580	$154	10%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Personnel increased primarily due to the inclusion of CyberSource employees since our July 2010 acquisition, combined with other increases in headcount throughout the organization, reflecting our strategy to invest for future growth. Equity compensation expense also increased as a result of our annual November equity grants and the related immediate recognition of expense for employees who reached eligible retirement age.

•

Network and processing decreased primarily due to the previously announced change in the presentation of revenue and operating expense associated with the processing of non-Visa network transactions. Beginning October 2010, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore do not appear in our financial results. As such, $31 million and $67 million of revenues and related expenses recorded in the three and six months ended March 31, 2010, respectively, associated with the pass-through of non-Visa network transactions, did not recur. This change does not impact operating income or net income attributable to Visa Inc. as revenue and expense amounts completely offset; however, we expect this change in presentation to result in a reported decline in network and processing throughout fiscal 2011 as compared to the prior year. This decline was partially offset by the inclusion of CyberSource activity.

•

Marketing decreased primarily due to the previously announced changes in contractual arrangements that transitioned the direct billing and administration of the Visa Extras rewards platform from Visa to a third-party service provider. As a result, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore do not appear in our financial results. Further, a large issuer converted away from the platform entirely in June 2010. As such, $24 million and $55 million of revenues and related expenses recorded in the three and six months ended March 31, 2010, respectively, associated with Visa Extras, did not recur. These changes do not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset. The decline in marketing expense also reflects the absence of spending associated with the Winter Olympics incurred in the prior year. The decline was partially offset by the inclusion of CyberSource activity. We continue to review and refine our marketing spend globally to ensure we maximize our return on core investments as well as support our strategic initiatives for growth.

•

Professional fees increased primarily reflecting investment in technology projects to support our strategy for future growth, as well as the inclusion of CyberSource activity. The increase also reflects professional fees associated with our acquisition of PlaySpan.

•

Depreciation and amortization increased slightly, primarily reflecting the offsetting impacts of additional depreciation and amortization on technology and intangible assets acquired in our July 2010 acquisition of CyberSource, and the absence of depreciation and amortization on the incremental basis in assets acquired in our October 2007 reorganization, as these assets were fully depreciated as of September 30, 2010. We anticipate our depreciation and amortization to further increase by approximately $4 million quarterly for the remainder of the year in connection with our acquisition of PlaySpan.

•

General and administrative increased primarily due to reserves for a potential government assessment in one of our international geographies in the first quarter of fiscal 2011, combined with the inclusion of CyberSource activity and increased travel.

•

Litigation provision primarily reflects the absence of the $41 million pre-tax gain recorded in the first quarter of fiscal 2010 as a result of prepaying the remaining obligation under the Retailers’ litigation settlement. There were no significant litigation provisions made during the first half of fiscal 2011.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended March 31,		2011 vs. 2010		Six months ended March 31,		2011 vs. 2010
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense	$(12)	$(28)	$16	(55)%	$(8)	$(44)	$36	(81)%
Investment income, net	9	23	(14)	(58)%	19	28	(9)	(30)%
Other	(3)	(4)	1	(28)%	(1)	(2)	1	(58)%

Total Other (Expense) Income	$(6)	$(9)	$3	(38)%	$10	$(18)	$28	NM

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•	Interest expense decreased primarily due to the benefits recognized upon the effective settlement of uncertainties surrounding the timing of certain deductions for income tax purposes, combined with lower interest accretion from declining litigation balances. See Note 10—Income Taxes and Note 11—Legal Matters to our unaudited consolidated financial statements.

•	Investment income, net decreased primarily reflecting the absence of the $16 million pre-tax gain recognized in the second quarter of fiscal 2010 from our investment in the Reserve Primary Fund.

Liquidity and Capital Resources

Cash Flow Data

The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended March 31,
	2011	2010
	(in millions)
Total cash provided by (used in):
Operating activities	$1,609	$580
Investing activities	(196)	52
Financing activities	(1,779)	(695)
Effect of exchange rate changes on cash and cash equivalents	11	6

Decrease in cash and cash equivalents	$(355)	$(57)

Cash provided by operating activities during the six months ended March 31, 2011, primarily reflects net income, including non-controlling interest, of $1.8 billion and adjustments for non-cash items of $1.2 billion, primarily amortization of client incentives. Total cash provided by operating activities was higher during the six months ended March 31, 2011 compared to the prior year, primarily reflecting higher year-to-date net income and the absence of a $682 million prepayment of our Retailer’s litigation obligation in the prior year. Both periods also contain other significant operational payments including those related to settlement transactions, other litigation settlement payments, client incentives, and our annual incentive compensation payments, which were broadly consistent year over year. We believe that cash flow generated from operating activities will sufficiently meet our ongoing operational needs.

Cash used in investing activities during the six months ended March 31, 2011 primarily reflects the acquisition of PlaySpan for $162 million, net of $18 million in cash received, and purchases of property, equipment and technology, which were lower in the prior year comparable period as most capital projects were executed in the second half of fiscal 2010. We expect to continue investing in technology and our payments system infrastructure. The use of cash in investing activities was partially offset by gross proceeds of $103 million from the sale of our 10 percent investment in Visa Vale issuer Companhia Brasileira de Soluções e Serviços in January 2011. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements. In addition, we received proceeds of $10 million from sales and maturities of investment securities during the six months ended March 31, 2011, compared to $45 million in the prior year, all of which were reinvested in money market funds. We also received $85 million in cash from our investment in the Reserve Primary Fund in the first half of fiscal 2010.

Cash used in financing activities during the six months ended March 31, 2011 primarily reflects deposits of $1.2 billion to the litigation escrow account, $536 million in repurchases of our class A common stock in the open market and dividend payments of $215 million. Comparatively, cash used in financing activities for the six months ended March 31, 2010, reflects $664 million in repurchases of our class A common stock in the open market, and quarterly dividend payments of $185 million.

Liquidity

Our primary sources of liquidity are cash on hand, cash flow from our operations, an investment portfolio and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings and returns that these holdings provide.

There has been no significant change to our primary uses of liquidity since September 30, 2010, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.

Share repurchases. During the first half of fiscal 2011, we used $1.7 billion to effectively repurchase our shares, including $536 million in open market repurchases and $1.2 billion in deposits into the litigation escrow account. At March 31, 2011, the October 2010 share repurchase program had remaining authorized funds of $64 million. See Note 2—Retrospective Responsibility Plan and Note 7—Stockholders’ Equity to our unaudited consolidated financial statements.

On May 5, 2011, we announced an additional $1.0 billion share repurchase program as authorized by our board of directors. The authorization will be in effect through April 20, 2012, and the terms of the program are subject to change at the discretion of our board of directors.

Dividends. During the first half of fiscal 2011, we paid $215 million in dividends. On April 21, 2011, our board of directors declared a dividend in the amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 7, 2011. See Note 7—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by our board of directors.

Visa Europe put-call option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At March 31, 2011, we determined the fair value of the put option liability to be $267 million. While this amount represents the fair value of the put option at March 31, 2011, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case as determined at the time the put option is exercised. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price. At March 31, 2011, and September 30, 2010, the fair value of the put option liability reflected our estimated long-term P/E ratio of 18.8 and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, of 3.5x. At March 31, 2011, the spot P/E ratio was 13.0 and the spot P/E differential, the difference between this ratio and the estimated spot ratio applicable to Visa Europe approximated zero. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

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

As of March 31, 2011, our financial instruments measured at fair value on a recurring basis included $6.3 billion of assets and $335 million of liabilities, of which $298 million, or less than 5% of total financial instruments held, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. At March 31, 2011, debt instruments in this category included auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risks during the six months ended March 31, 2011, compared to September 30, 2010.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2011. The table does not include 5.4 million shares (of class A common stock, on an as-converted basis) effectively repurchased through the Company’s March 2011 $400 million deposit into its litigation escrow account, previously established under the retrospective responsibility plan. Under the terms of the retrospective responsibility plan, when the Company makes a deposit into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 2—Retrospective Responsibility Plan and Note 7—Stockholders’ Equity to our unaudited consolidated financial statements.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2011	1,293,700	$69.12	1,293,700	$602,991,211
February 1-28, 2011	514	$74.33		$602,991,211
March 1-31, 2011	1,945,555	$71.47	1,945,496	$63,910,986

Total	3,239,769	$70.53	3,239,196

(1)

Includes 573 shares of class A common stock withheld at an average price of $74.16 per share (per the terms of grants under the Company’s equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)

In October 2010, the Company announced a $1.0 billion class A common stock repurchase program, authorized by the board of directors through September 30, 2011. Under this program, during the three months ended March 31, 2011, the Company repurchased 3.2 million shares of its class A common stock at an average price of $70.53 per share for a total cost of $228 million. In accordance with the authorization from the board of directors, the $400 million deposit into the litigation escrow in March 2011 reduced funds previously allocated to the Company’s October 2010 share repurchase program by an equivalent amount. As of March 31, 2011, there was approximately $64 million in remaining authorized funds under this program. The figures in the table reflect transactions according to the trade date. For purposes of the Company’s unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement date.

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

VISA INC.

Date: May 5, 2011	By:	/s/ JOSEPH W. SAUNDERS
	Name:	Joseph W. Saunders
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ BYRON H. POLLITT
	Name:	Byron H. Pollitt
	Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. to Declassify the Board of Directors (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Visa Inc. on January 31, 2011 (the “January 2011 8-K”))

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. to Implement a Majority Vote Standard in Uncontested Elections of Directors (incorporated by reference to Exhibit 3.2 to the January 2011 8-K)

3.3	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.3 to the January 2011 8-K)

10.1	Visa Inc. Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the January 2011 8-K)

18.1*	Preferability letter from KPMG LLP, our Independent Registered Public Accounting Firm

31.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 5, 2011 formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statements of Comprehensive Income,
(iv) Consolidated Statements of Changes in Equity,
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