Form 10-Q
period 2011-06-30
VISA INC.
filed 2011-07-29
CIK 1403161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 25, 2011, there were 521,275,625 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 50,149,459 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

VISA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	September 30, 2010
	(in millions, except par value data)
Assets
Cash and cash equivalents	$3,600	$3,867
Restricted cash—litigation escrow (Note 2)	2,927	1,866
Investment securities (Note 3)
Trading	65	60
Available-for-sale	155	124
Settlement receivable	405	402
Accounts receivable	551	476
Customer collateral (Note 6)	897	899
Current portion of client incentives	195	175
Current portion of deferred tax assets	507	623
Prepaid expenses and other current assets	214	242

Total current assets	9,516	8,734
Restricted cash—litigation escrow (Note 2)	—	70
Investment securities, available-for-sale (Note 3)	7	24
Client incentives	109	101
Property, equipment and technology, net	1,510	1,357
Other assets	184	197
Intangible assets, net	11,453	11,478
Goodwill	11,668	11,447

Total assets	$34,447	$33,408

Liabilities
Accounts payable	$93	$137
Settlement payable	465	406
Customer collateral (Note 6)	897	899
Accrued compensation and benefits	334	370
Client incentives	606	418
Accrued liabilities	611	625
Current portion of long-term debt	13	12
Current portion of accrued litigation (Note 11)	512	631

Total current liabilities	3,531	3,498
Long-term debt	22	32
Accrued litigation (Note 11)	—	66
Deferred tax liabilities	4,254	4,181
Other liabilities	588	617

Total liabilities	8,395	8,394

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(UNAUDITED)

	June 30, 2011	September 30, 2010
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 519 and 493 shares issued and outstanding at June 30, 2011, and September 30, 2010, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2011, and September 30, 2010, respectively (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 52 and 97 shares issued and outstanding at June 30, 2011, and September 30, 2010, respectively (Note 7)	—	—
Additional paid-in capital	20,056	20,794
Accumulated income	6,130	4,368
Accumulated other comprehensive income (loss), net
Investment securities, available-for-sale	—	3
Defined benefit pension and other postretirement plans	(112)	(115)
Derivative instruments classified as cash flow hedges	(33)	(40)
Foreign currency translation adjustments	9	1

Total accumulated other comprehensive loss, net	(136)	(151)

Total Visa Inc. stockholders’ equity	26,050	25,011
Non-controlling interest	2	3
Total equity	26,052	25,014

Total liabilities and equity	$34,447	$33,408

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating Revenues
Service revenues	$1,055	$873	$3,156	$2,585
Data processing revenues	886	792	2,553	2,285
International transaction revenues	662	574	1,916	1,671
Other revenues	167	183	484	546
Client incentives	(448)	(393)	(1,304)	(1,139)

Total operating revenues	2,322	2,029	6,805	5,948

Operating Expenses
Personnel	363	285	1,071	869
Network and processing	91	103	251	306
Marketing	251	277	631	731
Professional fees	84	77	222	178
Depreciation and amortization	74	63	211	187
General and administrative	114	87	319	242
Litigation provision (Note 11)	—	—	6	(41)

Total operating expenses	977	892	2,711	2,472

Operating income	1,345	1,137	4,094	3,476

Other Income (Expense)
Interest expense	(11)	(13)	(19)	(57)
Investment income, net	88	1	107	29
Other	121	(3)	120	(5)

Total other income (expense)	198	(15)	208	(33)

Income before income taxes	1,543	1,122	4,302	3,443
Income tax provision	539	406	1,534	1,252

Net income including non-controlling interest	1,004	716	2,768	2,191
Loss attributable to non-controlling interest	1	—	2	1

Net income attributable to Visa Inc.	$1,005	$716	$2,770	$2,192

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(in millions except per share data)
Basic earnings per share (Note 8)
Class A common stock	$1.43	$0.97	$3.90	$2.97

Class B common stock	$0.70	$0.56	$1.97	$1.72

Class C common stock	$1.43	$0.97	$3.90	$2.97

Basic weighted-average shares outstanding (Note 8)
Class A common stock	521	494	506	478

Class B common stock	245	245	245	245

Class C common stock	59	99	78	117

Diluted earnings per share (Note 8)
Class A common stock	$1.43	$0.97	$3.89	$2.96

Class B common stock	$0.70	$0.55	$1.96	$1.71

Class C common stock	$1.43	$0.97	$3.89	$2.96

Diluted weighted-average shares outstanding (Note 8)
Class A common stock	704	738	712	742

Class B common stock	245	245	245	245

Class C common stock	59	99	78	117

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income including non-controlling interest	$1,004	$716	$2,768	$2,191
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized loss	(2)	(5)	(5)	(9)
Income tax effect	1	2	2	4
Reclassification adjustment for net gain realized in net income including non-controlling interest	—	(3)	—	(1)
Income tax effect	—	1	—	—
Defined benefit pension and other postretirement plans	1	—	3	106
Income tax effect	—	—	(1)	(41)
Derivative instruments classified as cash flow hedges
Net unrealized (loss) gain	(15)	20	(38)	12
Income tax effect	4	(4)	9	(1)
Reclassification adjustment for net loss realized in net income including non-controlling interest	21	16	48	52
Income tax effect	(4)	(6)	(11)	(18)
Foreign currency translation adjustments	(3)	(4)	8	2

Other comprehensive income, net of tax	3	17	15	106

Comprehensive income including non-controlling interest	$1,007	$733	$2,783	$2,297
Comprehensive loss attributable to non-controlling interest	1	—	2	1

Comprehensive income attributable to Visa Inc.	$1,008	$733	$2,785	$2,298

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Class A	Class B	Class C	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	(in millions, except per share data)
Balance as of September 30, 2010	493	245	97	$20,794	$4,368	$(151)	$3	$25,014
Net income attributable to Visa Inc.					2,770			2,770
Loss attributable to non-controlling interest							(2)	(2)
Other comprehensive income, net of tax						15		15

Comprehensive income including non-controlling interest								2,783
Issuance of restricted share awards	1							—
Vesting of restricted stock units and performance shares	1							—
Conversion of class C common stock upon sale into public market (Note 7)	45		(45)					—
Share-based compensation				122				122
Excess tax benefit for share-based compensation				12				12
Cash proceeds from exercise of stock options	1			63				63
Restricted stock instruments settled in cash for taxes	(1)			(22)				(22)
Cash dividends declared and paid, at a quarterly amount of $0.15 per as-converted share (Note 7)					(320)			(320)
Repurchase of class A common stock (Note 7)	(21)			(912)	(688)			(1,600)
Investment in partially owned consolidated subsidiary				(1)			1	—

Balance as of June 30, 2011	519	245	52	$20,056	$6,130	$(136)	$2	$26,052

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2011	2010
	(in millions)
Operating Activities
Net income including non-controlling interest	$2,768	$2,191
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	1,304	1,139
Fair value adjustment for the Visa Europe put option	(122)	—
Share-based compensation	122	95
Excess tax benefit for share-based compensation	(12)	(13)
Depreciation and amortization of property, equipment and technology and intangible assets	211	187
Litigation provision and accretion (Note 11)	15	(18)
Net recognized gain on investment securities, including other-than-temporary impairment	(3)	(17)
Net recognized (gain) loss on other investments, including other-than-temporary impairment	(86)	3
Deferred income taxes	169	190
Other	(18)	(9)
Change in operating assets and liabilities:
Trading securities	(5)	3
Settlement receivable	3	189
Accounts receivable	(70)	(57)
Client incentives	(1,144)	(999)
Other assets	30	(27)
Accounts payable	(47)	(62)
Settlement payable	52	(188)
Accrued compensation and benefits	(37)	(107)
Accrued and other liabilities	74	195
Accrued litigation	(200)	(897)

Net cash provided by operating activities	3,004	1,798

Investing Activities
Acquisitions, net of cash received of $22 (Note 4)	(268)	—
Purchases of property, equipment and technology	(236)	(144)
Proceeds from disposal of property, equipment and technology	—	1
Distributions from money market investment	—	85
Investment securities, available-for-sale:
Purchases	(50)	(1)
Proceeds from sales and maturities	35	50
Purchases of/contributions to other investments	(10)	(3)
Proceeds/distributions from other investments	104	2

Net cash used in investing activities	(425)	(10)

Financing Activities
Repurchase of class A common stock (Note 7)	(1,600)	(664)
Dividends paid (Note 7)	(320)	(278)
Deposits into litigation escrow account—retrospective responsibility plan (Note 2)	(1,200)	(500)
Payment from litigation escrow account—retrospective responsibility plan (Note 2)	210	210
Cash proceeds from exercise of stock options	63	36
Excess tax benefit for share-based compensation	12	13

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

	Nine Months Ended June 30,
	2011	2010
	(in millions)
Principal payments on debt	(9)	(9)
Principal payments on capital lease obligations	(10)	(10)

Net cash used in financing activities	(2,854)	(1,202)

Effect of exchange rate changes on cash and cash equivalents	8	2

(Decrease) increase in cash and cash equivalents	(267)	588
Cash and cash equivalents at beginning of year	3,867	4,617

Cash and cash equivalents at end of period	$3,600	$5,205

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,251	$977
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$17	$15
Interest payments on debt	$2	$3

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of cash and checks. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited (“VWPL”), Visa Canada Corporation (“Visa Canada”), Inovant LLC (“Inovant”), and CyberSource Corporation (“CyberSource”) operate the world’s largest retail electronic payments network. The Company provides its clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards, which are the independent responsibility of the Company’s issuing clients. The Company acquired PlaySpan Inc. (“PlaySpan”) on March 1, 2011 and Fundamo (Proprietary) Limited (“Fundamo”) on June 9, 2011. The results for PlaySpan and Fundamo have been included in the Company’s consolidated results of operations since the respective acquisition dates. See Note 4—Acquisitions.

Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa Inc. and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates its majority-owned and controlled entities, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company’s VIEs have not been material to its consolidated financial statements as of and for the periods presented. Non-controlling interests are reported as a component of equity. All significant intercompany accounts and transactions are eliminated in consolidation. Beginning with the first quarter of fiscal 2011, equity in earnings of unconsolidated affiliates is combined with other in the other income (expense) line on the consolidated statements of operations. Prior period information has been reclassified to conform to this presentation. The Company also updated select captions within the consolidated financial statements beginning with the first quarter of fiscal 2011 to better reflect underlying activities; however, the grouping of underlying financial accounts remains unchanged.

The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2010 for additional disclosures, including a summary of the Company’s significant accounting policies.

Goodwill and indefinite-lived intangible assets. The Company has historically performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of July 1 of each year. During the second quarter of fiscal 2011, the Company changed the annual impairment testing date from July 1 to February 1. The Company believes this change, which represents a change in the method of applying an accounting principle, is preferable as the earlier date allows the Company additional time to perform the annual impairment testing after its annual forecast and budget are completed and approved. A preferability letter from the Company’s independent registered public accounting firm regarding this change in the method of applying an accounting principle was filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2011. The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets as of February 1, 2011, and concluded there was no impairment as of that date.

Subsequent to this annual assessment, the Company acquired PlaySpan and Fundamo, which resulted in additional goodwill. No recent events or changes in circumstances indicate that impairment of the Company’s goodwill existed as of June 30, 2011.

Recently Issued Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which provides common fair value measurement and disclosure requirements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company will adopt ASU 2011-04 effective January 1, 2012. The adoption is not expected to have a material impact on the financial results.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Retrospective Responsibility Plan

The Company deposited $1.2 billion into the litigation escrow account during the nine months ended June 30, 2011. Under the terms of the retrospective responsibility plan, when the Company makes deposits into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same effect on earnings per share as repurchasing the Company’s class A common stock, by reducing the as-converted class B common stock share count. See Note 7—Stockholders’ Equity.

The following table sets forth the changes in the escrow account during the nine months ended June 30, 2011.

(in millions)
Balance at October 1, 2010	$1,936
Deposits into the litigation escrow account	1,200
American Express settlement payments	(210)
Interest earned, less applicable taxes	1

Balance at June 30, 2011	$2,927

An accrual for covered litigation is recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates information, including but not limited to actions taken by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during the nine months ended June 30, 2011.

Note 3—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	June 30, 2011	September 30, 2010	June 30, 2011	September 30, 2010	June 30, 2011	September 30, 2010
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$6,111	$5,448
Investment securities
U.S. government-sponsored debt securities			$155	$135
Equity securities	65	60
Auction rate securities					$7	$13
Prepaid and other current assets
Foreign exchange derivative instruments			2	5

	$6,176	$5,508	$157	$140	$7	$13

Liabilities
Accrued liabilities
Visa Europe put option					$145	$267
Earn-out related to PlaySpan acquisition					$24
Foreign exchange derivative instruments			$41	$56

There were no transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2011.

Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There was no substantive change to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2011.

Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. During the second quarter of fiscal 2011, one of the auction rate securities was called. As a result, the Company received proceeds of $10 million and recorded a pre-tax gain of $4 million in investment income, net, on the consolidated statements of operations. There was no change to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2011.

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

The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. At June 30, 2011 and September 30, 2010, the Company determined the fair value of the put option to be $145 million and $267 million, respectively. In determining the fair value of the put option on these dates, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term differential of 1.9x and 3.5x, respectively, between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential”. The decrease in the P/E differential reflects the overall decrease in Visa Inc.’s P/E during the nine months ended June 30, 2011. While $145 million represents the fair value of the put option at June 30, 2011, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more.

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at June 30, 2011. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential, and other inputs used to value the put option are unobservable. The decrease of $122 million in the fair value of the put option during the three months ended June 30, 2011 is included in other in the other income (expense) line on the Company’s consolidated statements of operations. This amount is not subject to income tax and therefore has no impact on the reported income tax provision.

Earn-out related to PlaySpan acquisition. In connection with the PlaySpan acquisition, the Company recorded a liability of $24 million in the second quarter of fiscal 2011 to reflect the fair value of a potential earn-out provision included in the purchase agreement. The liability is classified as Level 3 due to a lack of observable inputs, such as the likelihood of meeting certain future revenue targets and other milestones. There was no change to the fair value of the potential earn-out provision in the third quarter of fiscal 2011. Changes in fair value will be included in general and administrative expense on the consolidated statements of operations. See Note 4—Acquisitions.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A separate roll-forward of Level 3 investments measured at fair value on a recurring basis is not presented because the only activities during the nine months ended June 30, 2011 are related to the auction rate securities , the decrease in the fair value of the put option and the addition of the PlaySpan earn-out liability described above. Activity in the prior year comparable period was immaterial.

Assets measured at fair value on a nonrecurring basis. Certain financial assets are measured at fair value on a nonrecurring basis.

Non-marketable equity investments and investments accounted for under the equity method. Strategic investments are classified as Level 3 due to the absence of quoted market prices, inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management judgment. The Company applies fair value measurement to its strategic investments when certain events or circumstances indicate that these investments may be impaired. The Company revalues the investments using various assumptions, including financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments have become impaired during the nine months ended June 30, 2011, compared with a $3 million impairment loss recognized during the prior year comparable period. At June 30, 2011 and September 30, 2010, non-marketable equity security investments and investments accounted for under the equity method totaled $101 million and $114 million, respectively, and were classified as other assets on the consolidated balance sheets.

On January 24, 2011, the Company’s wholly-owned subsidiary, Visa International, sold its 10 percent investment in Visa Vale issuer Companhia Brasileira de Soluções e Serviços, or CBSS, to Banco do Brasil and Bradesco. The Company received gross proceeds of $103 million. Prior to the sale, the Company accounted for the investment under the cost method with a book value of $17 million. The sale was subject to regulatory approval by Brazil’s Conselho Administrativo de Defesa Econômica. The approval was received in the third quarter of fiscal 2011. Upon the approval, the Company recognized a pre-tax gain, net of transaction costs, of $85 million in the investment income, net line on the consolidated statements of operations. The amount of the gain net of tax was $44 million.

Debt. The estimated fair value of the Company’s debt at June 30, 2011, and September 30, 2010, was $39 million and $50 million, respectively, based on credit ratings for similar notes.

Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any significant non-financial liabilities. Indefinite-lived intangible assets consist of Visa’s tradename, customer relationships, and Visa Europe franchise right acquired in the October 2007 reorganization. Finite-lived intangible assets primarily consist of customer relationships, reseller relationships and tradenames acquired in the July 2010 acquisition of CyberSource, March 2011 acquisition of PlaySpan and June 2011 acquisition of Fundamo. See Note 4—Acquisitions. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2011, and concluded there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2011.

Note 4—Acquisitions

PlaySpan acquisition. On March 1, 2011, the Company acquired PlaySpan, a privately held company whose payments platform processes transactions for digital goods in online games, digital media and social networks around the world. The acquisition of PlaySpan complements Visa’s acquisition of CyberSource in July 2010 and extends the Company’s capabilities in digital, e-Commerce and mobile commerce.

The following table summarizes the allocation of the accounting purchase consideration, which is preliminary pending finalization of the valuation analysis.

Fair Value
(in millions)
Tangible assets, net(1)	$67
Finite-lived intangible assets with a weighted-average useful life of 2.8 years	15
Goodwill	141
Net deferred tax liabilities	(19)

Net assets acquired	$204

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

Tangible assets, net include $56 million of technology assets acquired, which have a weighted-average useful life of 5 years and are recognized in property, equipment and technology, net on the consolidated balance sheets.

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

Fundamo acquisition. On June 9, 2011, the Company acquired Fundamo, a leading platform provider of mobile financial services for mobile network operators and financial institutions in developing economies. The acquisition was made to integrate Fundamo’s platform with VisaNet to provide long-term growth opportunities to connect billions of unbanked or under-banked consumers to each other and to the global economy with a secure, reliable and globally accepted form of payment.

Total purchase consideration was $110 million, paid with cash on hand. The following table summarizes the purchase price allocation, which is preliminary pending finalization of the valuation analysis.

Fair Value
(in millions)
Tangible assets, net(1)	$27
Finite-lived intangible assets with a useful life of 5 years	5
Goodwill	80
Net deferred tax liabilities	(2)

Net assets acquired	$110

(1)

Tangible assets, net include $25 million of technology assets acquired, which have a useful life of 5 years, and are recognized in property, equipment and technology, net on the consolidated balance sheets.

Note 5—Pension and Other Postretirement Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans which provide retirement and health benefits for substantially all employees residing in the United States.

The components of net periodic benefit cost are as follows:

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits				Other Postretirement Benefits
	3 months ended June 30,		9 months ended June 30,		3 months ended June 30,		9 months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)
Service cost	$10	$11	$30	$34	$—	$—	$—	$—
Interest cost	10	10	29	30	—	—	1	1
Expected return on assets	(13)	(13)	(40)	(38)	—	—	—	—
Amortization of:
Prior service credit	(3)	(2)	(7)	(6)	—	—	(2)	(2)
Actuarial loss	5	4	14	13	(1)	(1)	(1)	(1)

Total net periodic benefit cost	$9	$10	$26	$33	$(1)	$(1)	$(2)	$(2)

Note 6—Settlement Guarantee Management

The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s exposure is limited to the amount of unsettled Visa payment transactions. The Company requires certain customers that do not meet its credit standards to post collateral equivalent to their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $44.6 billion at June 30, 2011, compared to $38.7 billion at September 30, 2010. Of these settlement exposure amounts, $3.1 billion at June 30, 2011, and $3.0 billion at September 30, 2010, were covered by collateral.

The Company maintained collateral as follows:

	June 30, 2011	September 30, 2010
	(in millions)
Cash equivalents	$897	$899
Pledged securities at market value	373	470
Letters of credit	875	869
Guarantees	1,712	1,803

Total	$3,857	$4,041

The total available collateral balances presented in the table above are greater than the settlement exposure covered by customer collateral due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was less than $1 million at June 30, 2011, and September 30, 2010. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

Note 7—Stockholders’ Equity

The number of shares of each class and the number of shares of class A common stock outstanding on an as-converted basis at June 30, 2011, are as follows:

(in millions, except conversion rate)	Shares Outstanding at June 30, 2011	Conversion Rate Into Class A Common Stock	Class A Common Stock As Converted(1)
Class A common stock	519	—	519
Class B common stock	245	0.4881	120
Class C common stock	52	1.0000	52

Total			691

(1)	Figures may not sum due to rounding. As-converted class A common stock count calculated based on whole numbers.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share repurchases. The Company effectively repurchased 37.8 million shares, at an average price of $74.12 per share, for a total cost of $2.8 billion during the nine months ended June 30, 2011. Of the $2.8 billion, $1.6 billion was executed through the repurchase of class A common stock in the open market, and $1.2 billion was effectively executed through two separate deposits into the litigation escrow account previously established under the retrospective responsibility plan.

The following table presents share repurchases in the open market for the three months ended:

	June 30, 2011	March 31, 2011	December 31, 2010
	(in millions, except per share data)
Shares repurchased in the open market	13.7	3.3	4.3
Weighted-average repurchase price per share	$77.36	$70.53	$70.40
Total cost	$1,064	$230	$306

As of June 30, 2011, the Company has completed the share repurchase programs previously authorized by the board of directors in October 2010 and April 2011. All repurchased shares have been retired and constitute authorized but unissued shares.

In July 2011, the Company announced a new $1.0 billion share repurchase program authorized by the board of directors. The authorization will be in effect through July 20, 2012, and the terms of the program are subject to change at the discretion of the board of directors.

The Company made deposits of $800 million and $400 million on October 8, 2010, and March 31, 2011, respectively, into the litigation escrow account. Under the terms of the retrospective responsibility plan, when the Company makes deposits into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same effect on earnings per share as repurchasing the Company’s class A common stock, by reducing the as-converted class B common stock share count as shown in the table below.

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

Class B common stock. Under the Company’s amended and restated certificate of incorporation, shares of class B common stock are subject to transfer restrictions until the date on which certain covered litigation has been finally resolved. See Note 11—Legal Matters.

Accelerated class C share release programs. On January 26, 2011, the Company’s board of directors approved an accelerated class C share release program, as permitted under Visa’s amended and restated certificate of incorporation. Such approval by the Company’s board of directors permitted an early release of the remaining 55 million shares of class C common stock on February 7, 2011, which would have otherwise become automatically eligible for public sale on March 25, 2011, under the Company’s amended and restated certificate of incorporation. Pursuant to the terms of the accelerated class C share release program, class C common stock sold in the public market automatically converts to class A common stock without a separate shareholder application process. The early release of the class C common stock did not increase the number of outstanding shares on an as-converted basis, and there was no dilutive effect to the outstanding class A common stock share count on an as-converted basis from these transactions.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the 152 million shares of class C common stock released from transfer restrictions under the Company’s 2009, 2010 and 2011 accelerated class C share release programs, 99 million shares have been converted from class C to class A common stock upon their sale into the public market through June 30, 2011. Approximately 12 million and 45 million shares were converted during the three and nine months ended June 30, 2011, respectively.

Dividends. On July 21, 2011, the Company’s board of directors declared a dividend in the amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 7, 2011, to all holders of record of the Company’s class A, class B and class C common stock as of August 19, 2011. The Company paid $320 million in dividends during the nine months ended June 30, 2011.

Note 8—Earnings Per Share

The following table presents basic and diluted earnings per share for the three months ended June 30, 2011.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Class A	$746		521	$1.43	$1,005		704	(2)	$1.43
Class B	172	(3)	245	0.70	171	(3)	245		0.70
Class C	84		59	1.43	84		59		1.43
Participating securities(4)	3		Not presented	Not presented	3		Not presented		Not presented

Net income attributable to Visa Inc.	$1,005

The following table presents basic and diluted earnings per share for the nine months ended June 30, 2011.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Class A	$1,976		506	$3.90	$2,770		712	(2)	$3.89
Class B	483	(3)	245	1.97	481	(3)	245		1.96
Class C	302		78	3.90	302		78		3.89
Participating securities(4)	9		Not presented	Not presented	9		Not presented		Not presented

Net income attributable to Visa Inc.	$2,770

The following table presents basic and diluted earnings per share for the three months ended June 30, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Class A	$481		494	$0.97	$716		738	(2)	$0.97
Class B	137	(3)	245	0.56	136	(3)	245		0.55
Class C	96		99	0.97	96		99		0.97
Participating securities(4)	2		Not presented	Not presented	2		Not presented		Not presented

Net income attributable to Visa Inc.	$716

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents basic and diluted earnings per share for the nine months ended June 30, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Class A	$1,418		478	$2.97	$2,192		742	(2)	$2.96
Class B	422	(3)	245	1.72	420	(3)	245		1.71
Class C	346		117	2.97	345		117		2.96
Participating securities(4)	6		Not presented	Not presented	6		Not presented		Not presented

Net income attributable to Visa Inc.	$2,192

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.
(2)

The computation of weighted-average dilutive shares outstanding included the effect of 3 million dilutive shares of outstanding stock awards for the three months ended June 30, 2011 and 2010, and 2 million dilutive shares of outstanding stock awards for the nine months ended June 30, 2011 and 2010. The computation excluded stock options to purchase 2 million shares of common stock for the three and nine months ended June 30, 2011, and 1 million shares of common stock for the three and nine months ended June 30, 2010, respectively, because their effect would have been anti-dilutive.

(3)

Net income attributable to Visa Inc. is allocated to each class of common stock on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation were 120 million and 124 million for the three and nine months ended June 30, 2011, and 140 million and 142 million for the three and nine months ended June 30, 2010, respectively.

(4)

Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s restricted stock awards, restricted stock units and earned performance-based shares.

Note 9—Share-based Compensation

The Company granted the following awards to Company employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the nine months ended June 30, 2011:

	Granted	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Non-qualified stock options(1)	970,808	$27.51	$74.25
Restricted stock awards (RSA)	979,281	79.79
Restricted stock units (RSU)	287,370	79.81

(1)	Includes 76,822 options granted during the second quarter of fiscal 2011 in connection with the acquisition of PlaySpan. See Note 4—Acquisitions.

The Company’s non-qualified stock options, RSAs and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate. Stock-based compensation expense recorded during the nine months ended June 30, 2011, included $6 million related to the immediate recognition of expense on newly granted awards for employees who had reached eligible retirement age.

        The Company also granted performance-based shares during the first quarter of fiscal 2011. The ultimate number of performance shares to be earned will be between zero and 331,800, depending on (1) the Company’s achievement of specified cumulative net income performance targets, and (2) the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index (the market condition) during the approximate two-year period beginning October 7, 2010. These performance-based shares will vest in two equal installments on November 30, 2012 and 2013, subject to earlier vesting in full under certain conditions. The grant-date fair value of the performance-based shares, incorporating the market condition using a Monte Carlo simulation model, was $85.05 per share. Compensation expense for the performance awards is initially estimated based on the target net income performance and is adjusted as appropriate throughout the performance period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes

The effective income tax rates were 35% and 36% for the three and nine months ended June 30, 2011, respectively, and 36% for the three and nine months ended June 30, 2010. The decrease in the effective tax rate in the third quarter of fiscal 2011 was primarily due to the nontaxable revaluation of the Visa Europe put option, partially offset by the increase resulting from additional foreign tax on the sale of the Company’s investment in Companhia Brasileira de Soluções e Serviços.

During the third quarter of fiscal 2011, the Company’s unrecognized tax benefits increased by $9 million, all of which would impact the effective tax rate if recognized. During the same period, the company accrued $5 million of interest related to uncertain tax positions.

During the nine months ended June 30, 2011, total unrecognized tax benefits decreased by $20 million, primarily due to the effective settlement of uncertainties related to the timing of certain deductions in the fiscal first quarter, partially offset by the increase during the second and third quarters of fiscal 2011. The effective settlement did not impact the effective tax rate. During the nine months ended June 30, 2011, total reserves for potential interest and penalties decreased by $1 million and $2 million, respectively.

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

There was no significant provision activity for the three and nine months ended June 30, 2011. The Company’s litigation provision was less than $1 million and approximately ($41) million for the three and nine months ended June 30, 2010, respectively. The credit to the provision for the nine months ended June 30, 2010, was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.

The following table summarizes the activity related to accrued litigation for both covered and non-covered litigation for the nine months ended June 30:

	2011	2010
	(in millions)
Balance at October 1	$697	$1,717
Provision for settled matters(1)	6	(41)
Reclassification of settled matters(2)	12	—
Interest accretion on settled matters	9	23
Payments on settled matters(3)	(212)	(897)

Balance at June 30	$512	$802

(1)

The amount for the nine months ended June 30, 2010 includes the reduction to the provision for the $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation.

(2)	Reclassification of amount previously recorded in accrued liabilities.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)

The amount for the nine months ended June 30, 2010 includes the Company’s October 2009 prepayment of its remaining $800 million in payment obligations in the Retailers’ litigation at a discounted amount of $682 million.

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

On February 17, 2011, the Court ordered that the parties identify any objections to a trial date of September 12, 2012. The parties did not object to that trial date.

Other Litigation

“Indirect Purchaser” Actions. In the remaining New Mexico case, briefing is complete in the plaintiff’s appeal from the order and judgment dismissing her case, but no decision has been issued. Briefing is also underway in the appeals filed by objectors to the Credit/Debit Card Tying Cases settlement in California.

Currency Conversion Litigation. The court granted final approval of the MDL 1409 settlement on October 22, 2009. Various appeals were filed with the U.S. Court of Appeals for the Second Circuit challenging the district court’s approval of the settlement. All such appeals were dismissed as of May 11, 2011. All of the underlying actions against Visa U.S.A. and Visa International, including Schwartz, Shrieve, Mattingly, and Baker, have now been dismissed, and Visa has made all payments required under the settlement agreements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Morgan Stanley Dean Witter/Discover Litigation. On April 14, 2011, the European Union General Court denied Visa’s appeal of the €10.2 million fine levied in 2007. As previously reported, pursuant to existing agreements, Visa Europe has acknowledged full responsibility for the defense of this action, including any fines that may be payable.

Merchant Acceptance Rules Investigations. On October 4, 2010, Visa announced a settlement with the United States Department of Justice (“DOJ”) and the attorneys general of seven states to resolve their investigations. On December 20, 2010, eleven additional states joined the settlement. As part of the settlement, Visa will allow U.S. merchants to offer discounts or other incentives to steer customers to a particular form of payment including to a specific network brand or to any card product, such as a “non-reward” Visa credit card. Visa’s rules always have allowed U.S. merchants to steer customers to other forms of payment and offer discounts to customers who choose to pay with cash, check or PIN debit. The new rules will expand U.S. merchants’ ability to discount for their preferred form of payment, though they will not be able to pick and choose amongst issuing banks. The settlement agreement does not address Visa’s rule prohibiting U.S. merchants from surcharging consumers. Apart from a partial reimbursement to some of the state attorneys general of their attorneys’ fees and expenses, there is no monetary obligation associated with the settlement. The reimbursement amount is not considered material to the consolidated financial statements.

The consent decree setting forth the terms of settlement is subject to court approval. After responding to public comments it received regarding the consent decree, on July 14, 2011, the DOJ asked the court to enter final judgment “as soon as possible without further hearing.” The settlement became final on July 20, 2011, when the court entered final judgment approving the consent decree, and Visa has made the rule changes required by the settlement.

Venezuela Interchange Proceedings. On December 29, 2010, the Superintendencia para la Promoción y Protección de la Libre Competencia (“Competition Authority”) of Venezuela issued a decision that it had found no violation of Venezuelan competition law by Visa or any of the other defendants.

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

The hearing before the Competition Tribunal on the merits of the case is scheduled to begin on April 23, 2012.

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

On March 28, 2011, Mary Watson filed a class action lawsuit in the Supreme Court of British Columbia, Canada, on behalf of merchants and others in Canada that accept payment by Visa and MasterCard (Watson). The suit, filed against Visa Canada, MasterCard, and ten financial institutions, alleges conduct contrary to section 45 of the Competition Act and also asserts claims of civil conspiracy, interference with economic interests, and unjust enrichment, among others. Plaintiff alleges that Visa and MasterCard each conspired with their member financial institutions to set supra-competitive default interchange rates and merchant discount fees, and that Visa

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and MasterCard’s respective “no-surcharge” and “honour all cards” rules had the anticompetitive effect of increasing merchant discount fees. The lawsuit seeks unspecified monetary damages and injunctive relief. On May 16, 2011, a merchant class action that effectively mirrors the Watson case was initiated in Ontario (Bancroft-Snell). As in Watson, the Bancroft-Snell complaint alleges conduct in contravention of Section 45 of the Competition Act, civil conspiracy, interference with economic interests, and unjust enrichment, among other claims, and seeks similar relief.

CyberSource securities litigation. The court held a final approval hearing on January 14, 2011 and issued an order and final judgment approving the settlement on January 21, 2011. The settlement amount is not considered material to the Company’s consolidated financial statements.

Dynamic Currency Conversion. In New Zealand, the Commerce Commission completed its investigation and concluded that Visa’s actions relating to Dynamic Currency Conversion (DCC) had not breached New Zealand’s competition law. The Korean Fair Trade Commission has also closed its investigation into Visa’s policies relating to the provision of DCC services. An investigation by the competition regulator in Australia regarding the provision of DCC services and currency conversion on cash withdrawals is pending.

Data pass litigation. On November 19, 2010, the plaintiff filed an amended complaint, adding GameStop Corporation as a defendant, asserting additional claims against Visa under federal and state consumer protection statutes and state common law, and seeking certification of a class of persons and entities whose credit card or debit card data was improperly accessed by Webloyalty.com since October 1, 2008. On December 23, 2010, Webloyalty.com, GameStop, and Visa each filed motions to dismiss the amended complaint. Webloyalty.com also asked the Judicial Panel on Multi-district Litigation to consolidate with this case, for pretrial proceedings, a case pending in federal district court in California in which Webloyalty.com and Movietickets.com (but not Visa) are named as defendants. On February 8, 2011, the Judicial Panel on Multi-district Litigation denied Webloyalty.com’s application to consolidate the case.

Call center litigation. On April 28, 2011, Francisco Marenco filed a request in the U.S. District Court for the Central District of California to amend his class action complaint to name Visa Inc. as the defendant. The court granted the request and Marenco filed the amended complaint on May 6, 2011. The lawsuit alleges that Visa recorded telephone calls to call center representatives without providing a disclosure that the calls may be recorded, in alleged violation of state law in California and several other states. On May 31, 2011, the parties executed a settlement agreement in an amount that is not material to Visa’s consolidated financial statements. The court granted preliminary approval of the settlement on July 20, 2011, and set a final approval hearing for November 28, 2011, after the class notice process is complete. This matter relates to and resolves the previously reported contractual indemnity claim tendered to Visa by a processing client in October 2010.

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

Examples of such forward-looking statements include, but are not limited to, statements we make about our response to the recent U.S. financial regulatory reform legislation; the global alignment of our pricing strategy; our operating revenues and expenses; the number of transactions we process; our belief that there will be a global secular shift to electronic payments and our growth in that category; the growth rate of consumer and commercial spending; our liquidity needs and our ability to meet them; our online payment, fraud and security management capabilities; the strength of the U.S. dollar; client incentive payments; income tax expenses; and dividend payments.

By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of new laws, regulations and marketplace barriers, particularly the rules recently promulgated under the Wall Street Reform and Consumer Protection Act, including:

•	rules expanding issuers’ and retailers’ choice among debit payment networks;

•	rules capping debit interchange rates;

•	the spread of regulation of debit payments to credit and other product categories;

•	the spread of U.S. regulations to other countries;

•	rules about consumer privacy and data use and security; and

•	designation as a systemically important payment system;

•	developments in current or future disputes and our ability to absorb their impact, including: interchange; currency conversion; and tax;

•	macroeconomic factors such as:

•	global economic, political, health, environmental and other conditions;

•	cross-border activity and currency exchange rates; and

•	material changes in our clients’ performance compared to our estimates;

•	industry and systemic developments, such as:

•	competitive pressure on client pricing and in the payments industry generally;

•	bank and merchant consolidation and their increased focus on payment card costs;

•	disintermediation from the payments value stream through government actions or bilateral agreements;

•	adverse changes in our relationships and reputation;

•	our clients’ failure to fund settlement obligations we have guaranteed;

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	rapid technological developments;

•	account data breaches and increased fraudulent and other illegal activity involving our cards;

•	issues arising at Visa Europe, including failure to maintain interoperability between our systems;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	failure to successfully integrate CyberSource, PlaySpan, Fundamo or other acquisitions;

•	changes in accounting principles or treatment; and

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

Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. Our business performance during the nine months ended June 30, 2011 reflects the impacts of a global economic recovery.

On June 29, 2011, the U.S. Federal Reserve announced new regulations implementing the U.S. Wall Street Reform and Consumer Protection Act, or the Reform Act. The Federal Reserve set the maximum interchange fee charged by financial institutions with assets over $10 billion for U.S. debit transactions at 21 cents. An additional component of five basis points (0.05%) is permitted to account for fraud losses. The Federal Reserve also proposed an interim rule that allows a fraud prevention adjustment of an additional one cent per transaction for issuers that have adopted fraud prevention policies. The maximum interchange rate provisions will be effective October 1, 2011.

The Reform Act does not directly regulate the network fees we charge, other than to prohibit them from being used to evade the interchange regulations. However, the Federal Reserve did issue regulations governing our contractual arrangements in order to prevent evasion of the interchange regulations. These regulations will require Visa to revisit contracts with certain issuers.

We expect these new interchange regulations to create some negative pressure on our pricing in the United States and thus on our U.S. debit revenues. U.S. debit revenues subject to impact from regulation constitute just above 20 percent of our global net revenues. Some of our clients are likely to seek fee reductions in order to offset lost revenue from lower interchange fees on their U.S. debit products. Moreover, some clients have announced that because they will experience decreased profitability from debit cards in the United States, they may restructure their debit card offerings. These changes are likely to have some negative effect on the volume and number of U.S. debit payments we process and the revenue we receive.

The Federal Reserve has also promulgated regulations requiring issuers to make at least two unaffiliated networks available for processing debit transactions. These provisions may have the effect of leading certain issuing clients to alternate payment systems, which would have a negative impact on our transaction volume and revenue. Issuers will have until April 1, 2012, to bring their debit cards into compliance with these exclusivity provisions, and until April 1, 2013 for their prepaid products.

We expect the interchange and exclusivity regulations as well as the routing regulations to have some adverse impact on our U.S. debit business and associated revenues, and we expect the pace of our U.S. revenue growth to begin regaining momentum in fiscal 2013. A number of our clients will seek to renegotiate the incentive structure in their agreements with Visa, reducing our revenues from those clients. In addition, although the vast majority of our contracts already comply with the new regulations, some will also have to be revisited, presenting an opportunity for other financial institutions and merchants to seek to renegotiate their incentive structure. The regulations are also likely to result in new contracts with merchants and acquirers related to transaction routing. We expect that many merchants will use the routing regulations to direct transactions to networks with the lowest price, which may have a negative effect on our transaction volume and revenue.

We believe that we will be able to mitigate the negative impacts from the Reform Act to some extent. Our broad platform of payment products continues to provide substantial value to both retailers and consumers. We believe that the continuing worldwide secular shift to digital currency may help buffer the impacts of the Reform Act, as reflected in our overall payments volume growth, particularly outside the United States. As a leader in the U.S. debit industry, we continue to develop and refine our competitive business models to adapt to the Reform Act while mitigating some of the negative impacts the act would have on our current business models. We remain committed and prepared to adapt to and to compete effectively under this new U.S. debit regulatory environment.

Share repurchases. We effectively repurchased 37.8 million shares at an average price of $74.12 per share, for a total cost of $2.8 billion during the nine months ended June 30, 2011. Of the $2.8 billion, $1.6 billion was executed through the repurchase of class A common stock in the open market, and $1.2 billion was effectively executed through deposits into the litigation escrow account previously established under the retrospective responsibility plan.

The Company has completed the share repurchase programs previously authorized by our board of directors in October 2010 and April 2011. In July 2011, we announced a new $1.0 billion share repurchase program authorized by the board of directors. The authorization will be in effect through July 20, 2012, and the terms of the program are subject to change at the discretion of the board of directors. See Note 2—Retrospective Responsibility Plan and Note 7—Stockholders’ Equity to our unaudited consolidated financial statements.

Adjustment to the fair value of the Visa Europe put option. During the quarter ended June 30, 2011, we recorded a decrease of $122 million in the fair value of the put option, which resulted in the recognition of non-cash, non-operating other income in our third quarter financial results. This amount is not subject to income tax and therefore has no impact on our reported income tax provision. The following table presents our adjusted financial results excluding the impact of this revaluation.

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Net income attributable to Visa Inc. (as reported)	$1,005	$2,770
Revaluation of Visa Europe put option	(122)	(122)

Adjusted net income attributable to Visa Inc.	$883	$2,648
Weighted average number of diluted shares outstanding (as reported)	704	712
Adjusted diluted earnings per share	$1.26	$3.72
Diluted earnings per share (as reported)	$1.43	$3.89
Impact of the revaluation of Visa Europe put option	$0.17	$0.17

Management believes the presentation of adjusted net income and diluted earnings per share provides a clearer understanding of our operating performance for the periods. The reduction in the fair value of the put option was primarily the result of declines in our estimated long-term price-to-earnings ratio and does not reflect any change in the likelihood that Visa Europe will exercise its option. Management therefore believes that the resulting non-operating income recorded during the third quarter of fiscal 2011 is not indicative of Visa’s performance in the current or future periods.

Fundamo acquisition. On June 9, 2011, we acquired Fundamo, a leading platform provider of mobile financial services for mobile network operators and financial institutions in developing economies, for $110 million. The acquisition was made to accelerate the execution of Visa’s global strategy to provide the next generation of payments solutions and to provide long-term growth opportunities to connect unbanked or under-banked consumers to each other and to the global economy with a secure, reliable and globally accepted form of payment. The Fundamo acquisition had a dilutive impact to earnings per share of $0.01 for the third quarter of fiscal 2011, which is also what we anticipate the dilutive impact to earnings per share to be for the full 2011 fiscal year. See Note 4—Acquisitions to our unaudited consolidated financial statements.

PlaySpan acquisition. On March 1, 2011, we acquired PlaySpan, a privately held company whose payments platform processes transactions for digital goods in online games, digital media and social networks around the world, for total potential purchase consideration of up to $225 million. The acquisition of PlaySpan complements Visa’s July 2010 acquisition of CyberSource and extends our capabilities in digital, e-Commerce and mobile commerce. See Note 4—Acquisitions to our unaudited consolidated financial statements. The PlaySpan acquisition had a dilutive impact to earnings per share of $0.01 for the third quarter of fiscal 2011, and we anticipate a dilutive impact to earnings per share of $0.04 for the full 2011 fiscal year.

Sale of investment in Companhia Brasileira de Soluções e Serviços (“CBSS”). On January 24, 2011, our wholly-owned subsidiary, Visa International, sold its 10 percent stake in Visa Vale issuer CBSS to Banco do Brasil and Bradesco. CBSS continues to issue Visa Vale prepaid cards in Brazil and Visa expects no disruption to cardholder service as a result of this transaction. Visa’s gross proceeds from the sale were $103 million. The sale was subject to regulatory approval by Brazil’s Conselho Administrativo de Defesa Econômica. The approval was received during the third quarter of fiscal 2011. Upon the approval, we recognized a pre-tax gain, net of transaction costs, of $85 million in the investment income, net line on our consolidated statements of operations. The amount of the gain net of tax was $44 million. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

Nominal payments volume and transaction counts. Payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. Quarterly nominal payments volume and processed transactions maintained double digit growth year over year for the sixth consecutive quarter. The increase in processed transactions reflects the continuing worldwide shift to digital currency.

The following tables set forth nominal payments volume for the periods presented in nominal dollars(1).

	U.S.			Rest of World			Visa Inc.
	3 months ended March 31, 2011(4)	3 months ended March 31, 2010(4)	% Change	3 months ended March 31, 2011(4)	3 months ended March 31, 2010(4)	% Change	3 months ended March 31, 2011(4)	3 months ended March 31, 2010(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$149	$138	8%	$292	$245	20%	$442	$383	15%
Consumer debit(2)	259	230	13%	65	49	32%	324	280	16%
Commercial and other(2)	68	59	16%	27	24	16%	96	83	16%

Total Nominal Payments Volume	$477	$427	12%	$385	$318	21%	$862	$745	16%
Cash volume	99	91	9%	418	340	23%	517	431	20%

Total Nominal Volume(3)	$576	$518	11%	$803	$658	22%	$1,379	$1,176	17%

	U.S.			Rest of World			Visa Inc.
	9 months ended March 31, 2011(4)	9 months ended March 31, 2010(4)	% Change	9 months ended March 31, 2011(4)	9 months ended March 31, 2010(4)	% Change	9 months ended March 31, 2011(4)	9 months ended March 31, 2010(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$472	$444	6%	$869	$733	19%	$1,341	$1,177	14%
Consumer debit(2)	764	662	16%	192	144	33%	957	806	19%
Commercial and other(2)	207	177	17%	84	75	12%	291	252	15%

Total Nominal Payments Volume	$1,443	$1,283	13%	$1,146	$952	20%	$2,589	$2,234	16%
Cash volume	298	276	8%	1,240	1,042	19%	1,538	1,319	17%

Total Nominal Volume(3)	$1,741	$1,559	12%	$2,385	$1,994	20%	$4,127	$3,553	16%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Includes prepaid volume.
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

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the three and nine months ended June 30, 2011, and June 30, 2010, were based on payments volume reported by our financial institution clients for the three and nine months ended March 31, 2011, and March 31, 2010, respectively.

The table below provides the number of transactions processed by our VisaNet system, and billable transactions processed by CyberSource’s network during the periods presented.

	Three months ended June 30,			Nine months ended June 30,
	2011	2010	% Change(1)	2011	2010	% Change(1)
	(in millions)			(in millions)
Visa processed transactions(2)	13,038	11,721	11%	37,659	33,292	13%
CyberSource billable transactions(3)	1,045	758	38%	3,050	2,203	38%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.
(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa’s networks.
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

	Three months ended June 30,		2011 vs. 2010		Nine months ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,303	$1,193	$110	9%	$3,825	$3,501	$324	9%
Rest of world	966	782	184	24%	2,826	2,289	537	23%
Visa Europe	53	54	(1)	NM %	154	158	(4)	(2%)

Total Operating Revenues	$2,322	$2,029	$293	14%	$6,805	$5,948	$857	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

The increase in operating revenues primarily reflects continued double-digit growth in our underlying business drivers, nominal payments volume, processed transactions and cross-border payments volume. Current period results also benefited from pricing modifications made on various services as a result of innovations in our product line and improvements in our service model, as well as the inclusion of CyberSource activity, primarily in data processing and other revenues. We expect the new U.S. debit regulations to moderate the pace of our operating revenue growth in the U.S. through fiscal 2012 and that the pace of our U.S. revenue growth will begin regaining momentum in fiscal 2013.

Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. The general weakening of the U.S. dollar during the three- and nine-month periods was moderated by our hedging activities and contributed to a net 2% increase in total operating revenues compared to the same prior year periods. As we are substantially hedged through fiscal 2011, we do not expect any significant impact from currency fluctuations for the remainder of the fiscal year. The following table sets forth the components of our total operating revenues.

	Three months ended June 30,		2011 vs. 2010		Nine months ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,055	$873	$182	21%	$3,156	$2,585	$571	22%
Data processing revenues	886	792	94	12%	2,553	2,285	268	12%
International transaction revenues	662	574	88	15%	1,916	1,671	245	15%
Other revenues	167	183	(16)	(10)%	484	546	(62)	(12)%
Client incentives	(448)	(393)	(55)	14%	(1,304)	(1,139)	(165)	14%

Total Operating Revenues	$2,322	$2,029	$293	14%	$6,805	$5,948	$857	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased primarily reflecting 16% growth in nominal payments volume during the three- and nine-month comparable periods, respectively. Service revenues also benefited from competitive pricing actions which became effective in the first quarter of fiscal 2011. We continue to monitor the progress of nominal payments volume growth as we align our pricing strategy across the globe to ensure it reflects the competitive value and growth opportunities provided to our clients.

•

Data processing revenues increased during the three- and nine-month comparable periods primarily due to 11% and 13% growth in processed transactions, respectively, and the inclusion of revenue attributable to CyberSource, which we acquired in July 2010. As anticipated, this growth was partially offset by the effects of negotiated pricing from certain client contracts executed during the fourth quarter of fiscal 2010 and a previously announced change in the presentation of revenue and operating expense associated with the processing of non-Visa network transactions. Beginning the first quarter of fiscal 2011, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore will not appear in our financial results. As such, $35 million and $102 million of revenues and related expenses recorded in the prior year comparable periods, associated with the pass-through of non-Visa network transactions, did not recur. This change does not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset; however, we expect this change in presentation will continue to moderate reported growth in data processing in fiscal 2011 when compared to the same prior year periods.

•

International transaction revenues increased primarily reflecting 20% and 17% growth in nominal cross-border payments volume during the three- and nine-month comparable periods, respectively. The growth in international transaction revenues was slower than the growth in cross-border payments volume primarily reflecting differences in the mix of our international transaction revenues and the impact of our hedging program against the weakening U.S. dollar. Nominal cross-border payments volume fluctuates with cross-border travel and the extent to which Visa-branded products are used for travel purposes.

•

Other revenues decreased primarily due to previously announced changes in contractual arrangements that transitioned the direct billing and administration of the Visa Extras rewards platform from Visa to a third-party service provider. As a result, revenues and offsetting costs associated with these transactions will be reported on a net basis and therefore will not appear in our financial results. Further, a large issuer converted away from the platform entirely in June 2010. As such, $27 and $82 million of revenues and related expenses recorded in the prior year comparable periods associated with Visa Extras did not recur. These changes do not impact operating income or net income attributable to Visa Inc. as revenue and expense amounts completely offset; however, we expect these changes will continue to negatively impact the reported growth of other revenues in fiscal 2011 when compared to the same prior year periods. The decrease was offset by increases in revenues from licensing fees and the inclusion of revenue attributable to CyberSource.

•

Client incentives increased reflecting growth in global payments volume and incentives incurred on significant long-term client contracts that were initiated or renewed during the fourth quarter of fiscal 2010. These increases were offset by the absence of various significant one-time incentives incurred in the prior year comparable periods. For the nine months ended June 30, 2011, incentives as a percentage of gross revenues were within our previously stated guidance range. As noted above, the new U.S. debit regulations will trigger renegotiations with some of our existing issuing clients and are likely to result in new contracts with merchants and acquirers related to transaction routing, which will likely impact our results.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended June 30,		2011 vs. 2010		Nine months ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$363	$285	$78	27%	$1,071	$869	$202	23%
Network and processing	91	103	(12)	(12)%	251	306	(55)	(18)%
Marketing	251	277	(26)	(9)%	631	731	(100)	(14)%
Professional fees	84	77	7	9%	222	178	44	24%
Depreciation and amortization	74	63	11	18%	211	187	24	13%
General and administrative	114	87	27	32%	319	242	77	32%
Litigation provision	—	—	—	NM	6	(41)	47	NM

Total Operating Expenses	$977	$892	$85	10%	$2,711	$2,472	$239	10%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Personnel increased primarily due to the inclusion of new employees from our acquisitions of CyberSource, PlaySpan and Fundamo in July 2010, March 2011 and June 2011, respectively. These acquisitions, combined with other increases in headcount throughout the organization, reflect our strategy to invest for future growth. Equity compensation expense also increased during the period as a result of our annual November equity grants and the related immediate recognition of expense for employees who reached eligible retirement age.

•

Network and processing decreased primarily due to the previously announced change in the presentation of revenue and operating expense associated with the processing of non-Visa network transactions. Beginning October 2010, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore do not appear in our financial results. As such, $35 million and $102 million of revenues and related expenses recorded in the three and nine months ended June 30, 2010, respectively, associated with the pass-through of non-Visa network transactions, did not recur. This change does not impact operating income or net income attributable to Visa Inc. as revenue and expense amounts completely offset; however, we expect this change in presentation to result in a reported decline in network and processing throughout fiscal 2011 as compared to the prior year. This decline was partially offset by the inclusion of CyberSource and PlaySpan activities.

•

Marketing decreased primarily due to the previously announced changes in contractual arrangements that transitioned the direct billing and administration of the Visa Extras rewards platform from Visa to a third-party service provider. As a result, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore do not appear in our financial results. Further, a large issuer converted away from the platform entirely in June 2010. As such, $27 million and $82 million of revenues and related expenses recorded in the three and nine months ended June 30, 2010, respectively, associated with Visa Extras, did not recur. These changes do not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset. The decline in marketing expense also reflects the absence of spending associated with the Winter Olympics and the FIFA World Cup incurred in the prior year. The decline was partially offset by the inclusion of CyberSource activity. We continue to review and refine our marketing spending globally to ensure we maximize our return on core investments as well as support our strategic initiatives for growth.

•	Professional fees increased primarily reflecting investment in technology projects to support our strategy for future growth, as well as the inclusion of CyberSource activity.

•

Depreciation and amortization increased primarily reflecting the impact of newly acquired technology and intangible assets from our acquisitions of CyberSource and PlaySpan in July 2010 and March 2011, respectively, offset by the absence of depreciation and amortization on the incremental basis in assets acquired in our October 2007 reorganization, as these assets were fully depreciated as of September 30, 2010.

•

General and administrative increased primarily due to reserves for a potential government assessment in one of our international geographies in the first quarter of fiscal 2011, combined with the inclusion of CyberSource activity and increased travel.

•

Litigation provision primarily reflects the absence of the $41 million pre-tax gain recorded in the first quarter of fiscal 2010 as a result of prepaying the remaining obligation under the Retailers’ litigation settlement. There was no significant litigation provision made during the nine months ended June 30, 2011.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended June 30,		2011 vs. 2010		Nine months ended June 30,		2011 vs. 2010
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense	$(11)	$(13)	$2	19%	$(19)	$(57)	$38	(67)%
Investment income, net	88	1	87	NM	107	29	78	NM
Other	121	(3)	124	NM	120	(5)	125	NM

Total Other Income Expense	$198	$(15)	$213	NM	$208	$(33)	$241	NM

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Interest expense decreased primarily due to the benefits recognized upon the effective settlement of uncertainties surrounding the timing of certain deductions for income tax purposes, combined with lower interest accretion from declining litigation balances. See Note 10—Income Taxes and Note 11—Legal Matters to our unaudited consolidated financial statements.

•

Investment income, net increased primarily reflecting the $85 million pre-tax gain recognized during the third quarter of fiscal 2011 upon the approval of our sale of Visa Vale issuer CBSS, offset by the absence of a $16 million pre-tax gain recognized in the second quarter of fiscal 2010 from our investment in the Reserve Primary Fund. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

•

Other non-operating income in fiscal 2011 reflects a non-cash adjustment to the fair value of the Visa Europe put option, which is not subject to tax. The change in value does not reflect any change in the likelihood that Visa Europe will exercise its option. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

Effective Income Tax Rate

Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 35% and 36% for the three and nine months ended June 30, 2011, respectively, and 36% for the three and nine months period ended June 30, 2010. The decrease in effective tax rate in the third quarter of fiscal 2011 was primarily due to the nontaxable revaluation of the Visa Europe put option, partially offset by the increase resulting from additional foreign tax on the sale of our investment in Companhia Brasileira de Soluções e Serviços.

Liquidity and Capital Resources

Cash Flow Data

The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended June 30,
	2011	2010
	(in millions)
Total cash provided by (used in):
Operating activities	$3,004	$1,798
Investing activities	(425)	(10)
Financing activities	(2,854)	(1,202)
Effect of exchange rate changes on cash and cash equivalents	8	2

(Decrease) increase in cash and cash equivalents	$(267)	$588

Cash provided by operating activities during the nine months ended June 30, 2011, primarily reflects net income, including non-controlling interest, of $2.8 billion and adjustments for non-cash items of $1.6 billion, which primarily includes amortization of client incentives. Total cash provided by operating activities was higher during the nine months ended June 30, 2011 compared to the prior year, primarily reflecting higher year-to-date net income and the absence of a $682 million prepayment of our Retailer’s litigation obligation in the prior year. Both periods also contain other significant operational payments including those related to client incentives, settlement transactions, other litigation settlement payments and our annual incentive compensation payments, which were broadly consistent year over year. Although we expect the new U.S. debit regulations to moderate the pace of our growth in operating cash in fiscal 2012, we believe that cash flow generated from operating activities will be more than sufficient to meet our ongoing operational needs.

Cash used in investing activities during the nine months ended June 30, 2011 primarily reflects the acquisition of PlaySpan and Fundamo for $268 million, net of $22 million in cash received, and purchases of property, equipment and technology, which were higher compared to prior year due to ongoing investments in technology, infrastructure and growth initiatives. The use of cash in investing activities was partially offset by gross proceeds of $103 million from the sale of our 10 percent investment in Visa Vale issuer CBSS in January 2011. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements. In the prior year, we received $85 million in cash from our investment in the Reserve Primary Fund.

Cash used in financing activities during the nine months ended June 30, 2011 primarily reflects $1.6 billion in repurchases of our class A common stock in the open market, deposits of $1.2 billion into the litigation escrow account and dividend payments of $320 million. Comparatively, in the prior year we repurchased $664 million of our class A common stock in the open market, made a deposit of $500 million into the litigation escrow account and paid quarterly dividends of $278 million.

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

Share repurchases. During the nine months ended June 30, 2011, we used $2.8 billion to effectively repurchase our shares, including $1.6 billion in open market repurchases and $1.2 billion in deposits into the litigation escrow account. We have completed the share repurchase programs previously authorized by our board of directors in October 2010 and April 2011.

In July 2011, we announced a new $1.0 billion share repurchase program authorized by our board of directors. The authorization will be in effect through July 20, 2012, and the terms of the program are subject to change at the discretion of our board of directors. See Note 2—Retrospective Responsibility Plan and Note 7—Stockholders’ Equity to our unaudited consolidated financial statements.

Dividends. During the nine months ended June 30, 2011, we paid $320 million in dividends. On July 21, 2011, our board of directors declared a dividend in the amount of $0.15 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 7, 2011. See Note 7—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by our board of directors.

Visa Europe put-call option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At June 30, 2011, we determined the fair value of the put option liability to be $145 million. While this amount represents the fair value of the put option at June 30, 2011, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case as determined at the time the put option is exercised. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price. At June 30, 2011, and September 30, 2010, the fair value of the put option liability reflected our estimated long-term P/E ratio of 16.9x and 18.8x, and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, of 1.9x and 3.5x, respectively. At June 30, 2011, the spot P/E ratio was 14.7x and the spot P/E differential, the difference between this ratio and the estimated spot ratio applicable to Visa Europe was 0.6x. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

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

As of June 30, 2011, our financial instruments measured at fair value on a recurring basis included $6.3 billion of assets and $210 million of liabilities, of which $176 million, or less than 5% of total financial instruments held, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. At June 30, 2011, debt instruments in this category included auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our market risks during the nine months ended June 30, 2011, compared to September 30, 2010.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2011.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2011	—	$—	—	1,063,910,986
May 1-31, 2011	4,888,029	$78.84	4,886,320	$678,570,553
June 1-30, 2011	8,861,903	$76.55	8,861,896	$—

Total	13,749,932	$77.36	13,748,216

(1)

Includes 1,716 shares of class A common stock withheld at an average price of $79.51 per share (per the terms of grants under the Company’s equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)

During the three months ended June 30, 2011, the Company repurchased 13.7 million shares of its class A common stock at an average price of $77.36 per share for a total cost of $1.1 billion under the share repurchase programs previously authorized by the board of directors in October 2010 and April 2011. As of June 30, 2011, the Company has completed both share repurchase programs. The figures in the table reflect transactions according to the trade dates. For purposes of the Company’s unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

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

VISA INC.

Date: July 29, 2011	By:	/s/ Joseph W. Saunders
	Name:	Joseph W. Saunders
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2011	By:	/s/ Byron H. Pollitt
	Name:	Byron H. Pollitt
	Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Joseph W. Saunders, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 29, 2011 formatted in Extensible Business Reporting Language (XBRL):
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