Form 10-K
period 2011-09-30
VISA INC.
filed 2011-11-18
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $38.2 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $.0001 per share, or the registrant’s class C common stock, par value $.0001 per share.

As of November 10, 2011 there were 521,531,709 shares outstanding of the registrant’s class A common stock, par value $.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $.0001 per share, and 45,902,192 shares outstanding of the registrant’s class C common stock, par value $.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2011.

Unless the context requires otherwise, reference to “Company,” “Visa,” “we,” “us” or “our” refers to Visa Inc. and its subsidiaries.

The registered trademarks of Visa Inc. and its subsidiaries include, but are not limited to: “3-D Secure;” “Bands Design—Blue, White & Gold;” “CyberSource;” “Dove Design;” “Fundamo;” “Interlink;” “Plus;” “PlaySpan;” “V Pay Design;” “V Distribution Design;” “Verified by Visa;” “Visa;” “Visa Buxx;” “Visa Classic;” “Visa Electron;” “Visa Infinite;” “Visa Intellilink;” “Visa Online;” “Visa Platinum;” “Visa ReadyLink;” “Visa PassFirst;” “Visa payWave;” “Visa Select;” “Visa Signature;” “Visa SimplyOne;” “Visa TravelMoney;” “Visa Vale;” “VisaNet;” and “Winged V Design.” Other trademarks used in this report are the property of their respective owners.

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

By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of new laws, regulations and marketplace barriers, including:

•	rules capping debit interchange reimbursement fees promulgated under the U.S. Wall Street Reform and Consumer Protection Act, or the Reform Act;

•	rules under the Reform Act expanding issuers’ and merchants’ choice among debit payment networks;

•	increased regulation outside the United States and in other product categories; and

•	rules about consumer privacy and data use and security

•	developments in current or future litigation or government enforcement, including interchange, antitrust and tax disputes;

•	macroeconomic factors, such as:

•	global economic, political and health conditions;

•	cross-border activity and currency exchange rates; and

•	material changes in our clients’ performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from the payments value stream;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving our cards; and

•	issues arising at Visa Europe, including failure to maintain interoperability between our systems;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	failure to integrate recent acquisitions successfully or to effectively launch new products and businesses

•	changes in accounting principles or treatments; and

the other factors discussed under the heading “Risk Factors” herein. You should not place undue reliance on such statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement because of new information or future developments or otherwise.

PART I

ITEM 1.	Business

Overview

Visa Inc., which we refer to as Visa or the Company, is a global payments technology company that connects consumers, businesses, banks and governments in more than 200 countries and territories, enabling them to use digital currency instead of cash and checks.

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

•	we provide transaction processing and value-added services to our clients through VisaNet, Visa Debit Processing Services, Visa Processing Services, CyberSource, PlaySpan and Fundamo; and

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

•

we continually improve the speed, efficiency, security and performance of our network and our payments services to enhance the reliability of our global processing infrastructure and protect the security of cardholder information.

We operate an open-loop payments network, a multi-party system in which Visa connects financial institutions—issuing financial institutions, or issuers, that issue cards to cardholders, and acquiring financial institutions, or acquirers, that have the banking relationship with merchants—and manage the exchange of information and value between them. As such, Visa does not issue cards, extend credit, or collect, assess or set cardholder fees or interest charges. In most instances, cardholder and merchant relationships belong to, and are managed by, our network of financial institution clients. We derive revenues primarily from fees paid by our clients based on payments volume, transactions that we process and other related services that we provide.

Business developments in fiscal 2011 included the following:

•

Regulation. New rules were set out with respect to debit products under the Wall Street Reform and Consumer Protection Act, or the Reform Act. The Reform Act regulates, among other things, interchange fees, the debit networks issuers make available, merchants’ choices among these networks and transaction routing. These regulations will cause us to renegotiate some portions of client contracts. See—Government Regulation below.

•	U.S. Debit Strategy. We have designed or implemented several modifications to our U.S. debit strategy to ensure compliance with the Reform Act.

•	Interchange. We established new debit interchange rate structures, effective October 2011, for the Visa Consumer Check card, Interlink and Small Business Debit. Two distinct interchange schedules were established: one for exempt issuers and products, and a second for regulated issuers and products. In addition, in order to ensure that transactions within a U.S. territory, transactions between U.S. territories, and transactions between the U.S. and U.S. territories receive the applicable, regulated interchange rate, we established two new interregional schedules for regulated debit card and Interlink transactions.

•

Certification Program. In order to correctly identify regulated issuers, their exempt products and their compliance with the Federal Reserve’s interim fraud prevention standards, a certification process was implemented for regulated issuers. The program enables issuers to accurately register their exempt and non-exempt portfolios and to certify their compliance with these rules and criteria.

•

Rule Changes. We implemented changes to our Operating Regulations to the extent necessary to support the ability of issuers to enable unaffiliated payment card networks on Visa Debit cards issued in the U.S. or U.S. territories, as well as to enable Visa-owned debit networks on non-Visa Debit cards.

•

Fees. We announced acquirer pricing restructuring designed to reduce overall merchant costs in connection with accepting Visa transactions. These changes are intended to incent merchants to route more transactions over the Visa network.

•

Department of Justice. Visa Inc. reached a settlement with the U.S. Department of Justice, or the DOJ, and the attorneys general of several states to resolve antitrust investigations into our merchant acceptance rules in the United States. As part of the settlement, we now allow U.S. merchants to offer discounts or other incentives to steer customers to a particular form of payment including to a specific network brand or to another card product, such as a “non-reward” Visa credit card. Our rules always have allowed U.S. merchants to steer customers to other forms of payment and offer discounts to customers who choose to pay with cash, check or debit when authorized by a personal identification number, or PIN. The new rules thus expand U.S. merchants’ ability to discount for their preferred form of payment, though they may not pick and choose among issuing banks. The settlement does not address our rule prohibiting U.S. merchants from surcharging consumers who pay with Visa.

•	Client Contracts. We continued to take steps to solidify our foundation for long-term growth by successfully renewing several major client contracts throughout the year.

•

Ongoing Growth. The progress towards economic recovery and secular shift from cash and checks to electronic payments helped to drive double-digit growth across our three primary revenue drivers—payments volume, cross-border volume and Visa-processed transactions—which contributed to our 14% growth in year-over-year net operating revenues for fiscal 2011.

Industry Overview

The Global Payments Industry

We operate in the global payments industry, which is undergoing a powerful secular shift towards card-based and other electronic payments and away from paper-based payments, such as cash and checks. For more than 50 years, we have played a central role in driving this migration by providing payment products and services that we believe deliver significant benefits to consumers, businesses, governments and merchants. We believe that consumers are increasingly attracted to the convenience, security, enhanced services and rewards associated with electronic payment forms. We also believe that corporations and governments are shifting to electronic payments to improve efficiency, control and security, and that a growing number of merchants are accepting electronic payments to improve sales and customer convenience.

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

The most common card-based forms of payment are general purpose cards, which offer widespread merchant acceptance. General purpose cards are typically categorized as:

•	“pay now” cards, such as debit cards, which enable the cardholder to purchase goods and services by an automatic debit to a checking, demand deposit or other account with accessible funds;

•

“pay later” cards, such as credit, deferred debit and charge cards, which typically permit a cardholder to carry a balance in a revolving credit or deferred debit account or require payment of the full balance within a specified period; and

•	“pay before” cards, such as prepaid cards, which are pre-funded up to a certain monetary value.

Primary general purpose card brands include Visa, MasterCard, American Express, JCB and Discover/Diners Club. While these brands, including Visa, were historically associated with consumer credit or charge cards in the United States and other major international markets, we and others have, over time, broadened our offerings to include debit, ATM, prepaid and commercial payment products.

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

Transaction Processing Services

Processing Infrastructure

We own and operate VisaNet, which consists of multiple synchronized processing centers, including two data centers in the United States. In addition, Visa Europe operates processing centers in the United Kingdom, which is part of our synchronized system, in accordance with the terms of our Framework Agreement with Visa Europe. These centers are linked by a global telecommunications network and are engineered for redundancy. Intelligent access points around the world complete our global processing infrastructure and enable merchants and financial institutions worldwide to access our core processing and value-added services.

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

Core Processing Services

Our core processing services involve the routing of payment information and related data to facilitate the authorization, clearing and settlement of transactions between Visa issuers and acquirers. In addition, we offer a range of value-added processing services to support our clients’ Visa programs and to promote the growth and security of our payments network.

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

We process most Visa transactions occurring in the United States. We also process most Visa transactions where the issuer and the merchant are located in different countries, which we refer to as cross-border transactions. In many countries outside the United States, domestic transactions may be processed outside of our systems, generally by government-controlled payments networks, our clients, independent companies or joint ventures owned in whole or in part by our clients.

We perform clearing and settlement through VisaNet for transactions involving an issuer that is located in Visa Europe’s region and an acquirer that is located in the rest of the world, or vice versa. Visa Europe authorizes, clears and settles transactions for its members through its own processing system.

Other Value-Added Processing Services

We offer a range of other value-added services in certain countries, including risk management, issuer processing, loyalty, dispute management, value-added information and CyberSource-branded services.

Risk Management Services. We provide clients in certain countries with a number of value-added risk-management services. These services, including Visa Advanced Authorization, provide preventive, monitoring, investigative and predictive tools, which are intended to mitigate and help eliminate fraud at the cardholder and merchant level.

Issuer Processing Services. Visa Debit Processing Services, or DPS, provides comprehensive issuer processing services for participating U.S. issuers of Visa debit, prepaid and ATM payment products. In addition to core issuer authorization processing, DPS offers card management services, exception processing, PIN and ATM network gateways, call center services, fraud detection services and ATM terminal driving. Visa Processing Service, or VPS, provides credit, debit and prepaid issuer processing services, including multi-currency processing functionality, outside the United States.

Loyalty Services. We offer loyalty services, which allow our clients to differentiate their Visa program offerings, enhance the attractiveness of their Visa payment programs and strengthen their relationships with cardholders and merchants.

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

CyberSource-branded services. We provide technology and services that make it easier for eCommerce merchants to accept, process and reconcile payments, manage fraud, and safeguard payment security online. CyberSource brings these payment management solutions to market on two platforms: CyberSource Enterprise services, targeting medium and large-sized enterprise businesses; and Authorize.Net, targeting smaller businesses with less than $3 million in annual online sales.

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

Consumer Credit

Our consumer credit product platforms allow our issuers to offer deferred payment and financing products that can be customized to meet the needs of all consumer segments. Our baseline consumer credit platform is marketed to our issuers as Visa Classic. In addition, we offer a range of premium credit platforms that enable our issuers to tailor programs to consumers requiring higher credit lines or enhanced benefits, such as loyalty programs. Our premium consumer credit platforms are marketed to issuers, and in some cases, to cardholders, as Visa Gold, Visa Platinum, Visa Signature, Visa Signature Preferred and Visa Infinite.

Consumer Deposit Access

Our deposit access product platforms enable our issuers to offer consumer payment and cash access products that draw on consumers’ deposit accounts, such as checking, demand deposit or other pre-funded accounts.

Consumer Debit. Our primary consumer debit platform in the United States and many other countries uses the Visa brand mark. Depending on local marketplace point of sale practices, there are a variety of cardholder verification methods to suit specific merchant segments or acceptance channels, while ensuring a valid and secure transaction. Visa Debit transactions can be authenticated by a cardholder’s signature, a PIN, no signature if the transaction is for a small purchase amount, or another means of authentication. In the United States, in addition to the Visa debit product, we also provide the Interlink debit product platform. Interlink is a PIN-always, single-message platform generally for U.S. domestic transactions. U.S. issuers can choose to enable Interlink on a Visa debit card, and U.S. merchants can choose Interlink as a PIN-always point of sale acceptance option. Additionally, Interlink can remain as a routing alternative on both Visa and non-Visa-branded debit cards. Our clients in Asia Pacific, or AP, Latin America and Caribbean, or LAC, and Central and Eastern Europe, the Middle East and Africa, or CEMEA, can use the Visa Electron debit platform, which requires all transactions initiated from the card to be authorized electronically. It is primarily used by issuers offering payment programs to higher-risk client segments or in countries where electronic authorization is less prevalent.

Prepaid. Our prepaid product platform enables issuers to offer products that access a pre-funded account, allowing cardholders to enjoy the convenience and security of a payment card in lieu of cash or checks. Our prepaid platform includes general purpose reloadable, gift, travel, youth, payroll, money transfer, corporate incentive, insurance reimbursement and government benefits cards.

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

Government Organizations. In addition to the products mentioned above, we offer government organizations unique information- and expense-management tools, employee-fraud- and misuse-management tools and strategic sourcing tools for their card programs. In certain countries, we offer specialized commercial products for specific government-sponsored programs, typically targeting agriculture, small-business, freight or construction loan programs.

Product Platform Innovation

Our fundamental approach to innovation focuses on enhancing our current product platforms, enabling more Visa transactions in every channel, and extending the utility of our products and services to access points, such as eCommerce and mobile, and new merchant segments and geographies.

We invest in innovation, because we believe we can drive more secure, accessible and versatile payment program options for clients, merchants and consumers. We focus on new payment channels, payment technologies, payment account access devices and authentication methods, and have recently made significant investments in the development of eCommerce and mobile payment platforms; contact and contactless chip cards and devices; card product enhancements; authentication and security technologies and platforms; and money transfer. We announced the following developments:

•

Fundamo: We acquired Fundamo, a leading provider of mobile financial services. This will enable Visa to offer a full range of mobile financial services to unbanked and under-banked consumers in developing countries.

•

Monitise: We executed a five-year commercial agreement with Monitise, which operates payments and mobile banking services for some of the world’s leading financial institutions. This allows Visa to “mobilize” existing Visa accounts and offer, in partnership with financial institutions, a suite of mobile financial services.

•	PlaySpan: We acquired PlaySpan, a privately held company whose payments platform handles transactions for digital goods in online games, digital media and social networks around the world.

•	Visa Digital Wallet: We announced Visa’s digital wallet, which will provide a simpler and secure way for consumers to “click to buy” eCommerce and mCommerce purchases.

•	Mobile Partnerships: We have licensed our mobile NFC payment technology, Visa payWave, to Google and Isis to ensure third-party mobile wallets are enabled with Visa payment functionality.

•

Real Time Messaging for Merchants: We launched a Real Time Messaging, or RTM, platform to deliver, in partnership with merchants, real-time, location-based and relevant merchant discounts and promotions to consumers who opt in to the service.

Payments Network Management

We devote significant resources to ensure that Visa is the payments network of choice for clients, merchants and cardholders. We seek to accomplish this by promoting our brand through marketing and sponsorship activities, educating domestic and regulatory banking authorities on our capabilities, increasing issuance and acceptance of Visa products around the world and ensuring that the system operates reliably and securely for all of our network participants.

Brand Management and Promotion, and Corporate Reputation

We engage in a variety of activities designed to maintain and enhance the value of our brand, taking a targeted, analytical approach tailored by geography to achieve our growth and business objectives. We combine advertising, sponsorships, promotions, public relations and, increasingly, social media to create programs that build active preference for products carrying our brand, promote product usage, increase product acceptance and support cardholder acquisition and retention. For merchants, we work to ensure that the Visa brand represents timely and guaranteed payment, as well as a way to increase sales. For our issuer clients, our marketing program is designed to support their card issuance, activation and usage efforts while complementing and enhancing the value of their own brands.

We establish global marketing relationships to promote the Visa brand and to allow clients to conduct marketing programs in conjunction with major sporting and entertainment events. For instance, we have been the exclusive payment card sponsor for the Olympic Games since 1986 and have extended the sponsorship through 2020. We are also one of six FIFA partners, which provides us with worldwide exclusive access to the FIFA World Cup™ and more than 40 other FIFA competitions through 2014. This sponsorship creates a powerful opportunity to drive business, achieve maximum exposure and improve brand lift, global reach and local relevance. In addition, we engage in marketing and sponsorship activities with other regional, national and local companies, sports leagues or events, such as the National Football League in the United States, or with associations and companies, to provide customized marketing platforms to clients in certain countries and regions.

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

In addition, we work on various fronts to maintain, enhance and protect our corporate reputation and brand. Our Corporate Responsibility program helps ensure we positively impact the lives of those in our global and local communities. We do so by promoting financial literacy and inclusion, providing humanitarian aid and community support, and engaging in responsible business practices. We continue to promote an understanding of Visa’s role as a payments network and articulate the ways that digital currency can advance economic empowerment and business efficiencies. To that end, Currency of Progress, our corporate reputation campaign launched in October 2009, communicates the tangible benefits that Visa and digital currency delivers to individuals, businesses, governments and economies.

Merchant Acceptance Initiatives

We aim to maintain and expand our merchant base by focusing on the needs of merchants and consumers and enhancing our programs to increase acceptance in attractive and fast-growing segments, such as bill payment. Our efforts to address these needs include supporting the development of technological innovations, delivering value-added information services, and evaluating potential modifications to our operating rules and interchange rates to enhance the value of our payments network compared to other forms of payment. For example, in October 2010 we began offering a global program that enables millions of face-to-face merchants to accept Visa cards for transactions of approximately $25 or less without requiring a cardholder signature, PIN or providing a receipt, unless requested by the cardholder. This program can increase speed at the point of sale, enhance consumer satisfaction and deliver operating efficiencies for merchants.

We also enter into arrangements with certain merchants under which they receive monetary incentives and rebates for acceptance of products carrying our brands and increasing their payments volume of products carrying our brands or indicating a preference for our products.

Client Standards

Rulemaking and Enforcement. In general, our clients are granted licenses to use our brands and to access our transaction processing systems. Our clients are obligated to honor our rules and standards through agreements with, and in certain cases non-equity membership interests in, our subsidiaries. These rules and standards relate to such matters as the use of our brands and trademarks; the standards, design and features of payment cards, devices and programs; processing; merchant acquiring activities, including use of agents; disputes between members; risk management; guaranteed settlement; client financial failures and allocation of losses among clients.

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

Credit Risk Management. We indemnify our clients for any settlement loss suffered due to another client’s failure to fund its daily settlement obligations. In certain instances, we may indemnify clients even in situations in which a transaction is not processed by our system. We have incurred no material loss related to settlement risk in recent years.

To manage our exposure in the event our clients fail to fund their settlement obligations, we established a credit risk policy with a formalized set of credit standards and risk control measures. We regularly evaluate clients with significant settlement exposure to assess risk. In certain instances, we may require a client to post collateral or provide other guarantees. If a client becomes unable or unwilling to meet its obligations, we are able to draw upon such collateral or guarantee in order to minimize any potential loss. We may also apply other risk control measures, such as blocking the authorization and settlement of transactions, limiting the use of certain types of agents, prohibiting initiation of acquiring relationships with certain high-risk merchants or suspending or terminating a client’s rights to participate in our payments network. The exposure to settlement losses is accounted for as a settlement risk guarantee. The fair value of the settlement risk guarantee is estimated using our proprietary model, which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of customer failure). See Item 8—Financial Statements and Supplementary Data-Note 12—Settlement Guarantee Management elsewhere in this report.

Payment System Integrity

The integrity of our payments system is affected by fraudulent activity and other illegal uses of our products. Fraud is most often committed in connection with counterfeit cards or card-not-present transactions using stolen account information resulting from security breaches of systems not associated with VisaNet that store cardholder or account data, including systems operated by merchants, financial institutions and other third-party data processors.

Our fraud detection and prevention offerings include:

•	Verified by Visa, a global Internet authentication product, which permits cardholders to authenticate themselves to their issuing financial institution using a unique personal code;

•	Visa Advanced Authorization, which provides enhanced fraud detection capability by adding real-time risk scores to authorization messages;

•

Chip technologies, embedded microprocessors that provide enhanced security, which reduce the incidence of counterfeit card fraud. As a result, Visa has created incentives for merchants and issuers to adopt them, including in the United States. Chip technologies can also carry other applications that enhance the consumer payment experience; and

•	CyberSource’s globally proven Decision Manager solution, which provides access to over 200 validation tests to assess the legitimacy of card-not-present orders.

We work with all participants in the payment system to ensure that any entity that transmits, processes or stores sensitive card information takes necessary steps to secure that data and protect cardholders. For example, we mandate protection of PIN data through use of the Triple Data Encryption Standard and work with the payments industry to manage the Payment Card Industry Data

Security Standards (PCI DSS). There has been significant progress in growing industry adoption of PCI DSS, with more than 97% percent of the largest U.S. merchants validating compliance annually.

Government Regulation

General. Government regulation affects key aspects of our business. Our clients are also subject to numerous regulations applicable to banks and other financial institutions in the United States and elsewhere, and consequently such regulations have the potential to affect our business indirectly. In recent years, our business has come under increasing regulatory scrutiny. See Item 1A—Risk Factors—Increased global regulatory focus on the payments industry may result in costly new compliance burdens on our clients and on us, leading to increased costs and decreased payments volume and revenues.

The Reform Act. As noted, during the 2011 fiscal year, the U.S. Federal Reserve established new rules under the Reform Act affecting interchange reimbursement fees, network exclusivity and transaction routing. We expect these rules to have an adverse impact on our pricing, reduce the number and volume of U.S. debit payments we process and decrease associated revenues. See Item 1—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Item 1A—Risk Factors—The Reform Act may have a material, adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business. We have significantly modified our debit strategy as a result. See —Overview.

Interchange Reimbursement Fees. We have historically set default interchange reimbursement fees in the United States and many other geographies. The new rules under the Reform Act set the maximum U.S. debit interchange reimbursement fee assessed for cards issued by large financial institutions at twenty-one cents plus five basis points, before applying an interim fraud adjustment up to an additional one cent. This amounts to a significant reduction from the average system-wide fees charged previously. See Item 1A—Risk Factors—The Reform Act may have a material adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business; Item 1A—Risk Factors—Increasing regulation of interchange reimbursement fees and other business practices may have a material adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business, and Item 8—Financial Statements and Supplementary Data—Note 21—Legal Matters elsewhere in this report.

The United States is not the only jurisdiction to regulate interchange reimbursement fees. For example, the Reserve Bank of Australia has enacted a regulation limiting the costs that can be considered in setting interchange reimbursement fees for both our credit and our debit cards.

Interchange reimbursement fees represent a transfer of value among the financial institutions participating in an open-loop payments network such as ours. On purchase transactions, interchange reimbursement fees are paid to issuers by acquirers in connection with transactions initiated from products in our payments system. We generally do not receive any portion of interchange reimbursement fees in a transaction. They are, however, a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process.

Default interchange reimbursement fees are an important driver of system volume and value. They promote the efficient operation of our payments network by enabling both the issuer and the acquirer to understand the economics of a given transaction before entering into it and by giving our clients an alternative to negotiating transfer pricing with each other. By establishing and modifying default interchange rates in response to marketplace conditions and strategic demands, we seek to ensure a competitive value proposition for transactions using our cards in order to encourage electronic transactions and to maximize participation in the Visa payments system by issuers and acquirers and, ultimately, consumers and merchants. We believe that proper management of interchange rates benefits consumers, merchants, our financial institution clients and us by promoting the overall growth of our payments network in competition with other payment card systems and other forms of payment, and by creating incentives for innovation, enhanced data quality and security.

Merchants do not directly pay interchange reimbursement fees. A merchant’s cost of acceptance is determined by its acquirer and is called a merchant discount or merchant discount rate. The merchant discount typically covers the costs that acquirers incur for participation in open-loop payments networks, including those relating to interchange, and compensates them for various other services they provide to merchants. Merchant discount rates and other merchant fees are set by our acquirers without our involvement and by agreement with their merchant clients and are established in competition with other acquirers, other payment card systems and other forms of payment. We do not establish or regulate the level of merchant discount rates or any other fees charged by our acquirers.

Network Exclusivity and Routing. We have agreements with some issuers under which they agree to issue certain payment cards that use only the Visa network or receive incentives if they do so. In addition, issuers of some debit products choose to include only the Visa network. We refer to these various practices as network exclusivity. In addition, certain network or issuer rules or practices may be interpreted as limiting the routing options of merchants when multiple debit networks co-reside on Visa debit cards. For example, Visa’s rules require that an acquirer must process authorizations for all international transactions through VisaNet and that a member must clear international transactions through VisaNet.

Issues relating to network exclusivity and the routing of transactions over VisaNet are being reviewed or challenged in various jurisdictions in which our cards are used. Most notably, the new rules under the Reform Act limit our and issuers’ ability to impose rules for, or choose various forms of, network exclusivity and preferred routing in the debit area. The rules require issuers to make at least two unaffiliated networks available for processing debit transactions on each debit card. The rules also prohibit us and issuers from restricting a merchant’s ability to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process those transactions.

As another example, the Canadian Ministry of Finance has implemented a voluntary Code of Conduct for payment card industry participants, with which Visa has agreed to comply. Among other things, the Code of Conduct prohibits certain restrictions on merchants’ choice of payment options they will accept. See Item 1A—Risk Factors—The Reform Act may have a material adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business and Item 1A—Risk Factors—Regulations that prohibit us from contracting with clients or requiring them to use only our network, or denying them the option of selecting only our network, may decrease the number of transactions we process and materially and adversely affect our financial condition, revenues, results of operations, prospects for future growth and overall business.

Consumer Financial Protection Bureau. The Reform Act created a new independent Consumer Financial Protection Bureau, with responsibility for most federal consumer protection laws in the area of financial services and new authority with respect to consumer protection issues, including those pertaining to us to some extent. The bureau’s future actions may make payment card transactions less attractive to card issuers, consumers and merchants by further regulating the industry.

No-Surcharge Rules. We have historically implemented policies that prohibit merchants from charging higher prices to consumers who pay using Visa instead of other means. Several jurisdictions have expressed an interest in putting an end to these no-surcharge rules. Most recently, the Reserve

Bank of Australia has enacted a regulation stopping us from prohibiting merchants from imposing surcharges on customers who use Visa, affecting the manner in which we conduct our business there.

Data Protection and Information Security. We devote substantial resources to maintain and to continually refine our information security program in order to comply with U.S. federal and state and foreign regulations safeguarding cardholder information and requiring consumer notification in the event of a security breach. In addition, the U.S. Federal Financial Institution Examination Council periodically reviews certain of our operations in the United States to ensure our compliance with data integrity, security and operational requirements and standards, as well as other requirements applicable to us because of our role as a service provider to financial institutions.

Anti-Money Laundering, Anti-Terrorism and Sanctioned Countries. In response to U.S. and other regulations, we devote substantial resources to maintain and to continually refine a program to prevent the use of our payments system to facilitate money laundering and the financing of terrorist activities. We also prohibit from being Visa members all financial institutions that are domiciled in countries sanctioned by the U.S. Treasury’s Office of Foreign Assets Control—currently Cuba, Iran, Myanmar, Syria and Sudan. In addition, we refrain from any financial dealings with restricted third parties, such as identified money-laundering fronts for terrorists and narcotics traffickers.

Government-Imposed Market Participation Restrictions. Our business’s reach remains limited by certain countries’ protection of domestic payment card providers or payment processing providers. Most notably, our financial institution clients in China may not issue cards carrying our brands for domestic use in China, limiting our opportunities in that market. Regulators in Australia, Mexico, Colombia, India, Singapore, Russia and Malaysia have received statutory authority to regulate certain aspects of the payments systems in these countries.

Regulation of Internet Transactions. Many jurisdictions have adopted or are in the process of adopting new regulations and taxes on internet transactions. Most notably, we have had to implement compliance programs in response to new U.S. regulations requiring the coding and blocking of payments for certain types of Internet gambling transactions.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology. We own a number of patents and patent applications relating to payments solutions, transaction processing, security systems and other matters. We own a number of valuable trademarks and designs, which are essential to our business, including, but not limited to

Visa, Interlink, PLUS, Visa Electron, the “Winged V” design, the “Dove” design and the “Bands Design-Blue, White & Gold.” We also own numerous other valuable trademarks and designs covering various brands, products, programs and services. Through agreements with our clients, we authorize and monitor the use of our trademarks in connection with their participation in our payments network.

Competition

We compete in the global payment marketplace against all forms of payment, including paper-based forms, principally cash and checks; card-based payments, including credit, charge, debit, ATM, prepaid, private-label and other types of general purpose and limited-use cards; and other electronic payments, including wire transfers, electronic benefits transfers, automatic clearing house, or ACH, payments and electronic data interchange.

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

In the debit card market segment, Visa and MasterCard are the primary global brands. In addition, our Interlink and Visa Electron brands compete with Maestro, owned by MasterCard, and various regional and country-specific debit network brands including STAR, NYCE, and PULSE in the United States, EFTPOS in Australia and Interac in Canada. In addition to our PLUS brand, the primary cash access card brands are Cirrus, owned by MasterCard, and many of the online debit network brands referenced above. In many countries, local debit brands are the primary brands, and our brands are used primarily to enable cross-border transactions, which typically constitute a small portion of overall transaction volume.

We increasingly face competition from emerging players in the payment space, many of which are non-financial institution networks that have departed from the more traditional “bank-centric” business model. The emergence of these competitive networks has primarily been via the online channel with a focus on eCommerce and/or mobile technologies. PayPal is one example. It competes with Visa directly in some cases, yet PayPal also is one of Visa’s largest global eCommerce merchants.

Based on payments volume, total volume, number of transactions and number of cards in circulation, Visa is the largest retail electronic payments network in the world. The following chart compares our network with those of our major general-purpose payment network competitors for calendar year 2010:

Company	Payments Volume	Total Volume	Total Transactions	Cards
	(billions)	(billions)	(billions)	(millions)
Visa Inc.(1)	$3,273	$5,191	70.8	1,897
MasterCard	2,047	2,727	34.8	975
American Express	702	713	4.8	91
Discover	107	114	1.8	56
JCB	87	93	0.9	64
Diners Club	26	27	0.2	6

(1)

Visa Inc. figures as reported on form 8-K filed with the SEC on February 2 and May 5, 2011, respectively. Visa figures represent total volume, payments volume and cash volume, and the number of payments transactions, cash transactions, accounts and cards for products carrying the Visa, Visa Electron and Interlink brands. Card counts include PLUS proprietary cards. Payments volume represents the aggregate dollar amount of purchases made with cards carrying the Visa, Visa Electron and Interlink brands for the relevant period. Total volume represents payments volume plus cash volume. The data presented is reported quarterly by Visa’s clients on their operating certificates and is subject to verification by Visa. On occasion, clients may update previously submitted information.

Sources: MasterCard, American Express, JCB and Diners Club data sourced from The Nilson Report issue 968 (March 2011). Includes all consumer and commercial credit, debit and prepaid cards. Some prior year figures have been restated. Currency figures are in U.S. dollars. MasterCard excludes Maestro and Cirrus figures. American Express includes figures for third-party issuers. JCB figures are for April 2009 through March 2010 and include third-party issuers. Transactions are estimates. Diners Club figures are for the 12 months ended November 30, 2010. Discover data sourced from The Nilson Report issue 963 (January 2011)—U.S. data only and includes business from third-party issuers.

For more information on the concentration of our operating revenues and other financial information, see Note 14—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8 of this report.

Working Capital Requirements

Payments settlement due from and due to issuing and acquiring clients generally represents our most consistent and substantial working capital requirement, arising primarily from the payments settlement of certain credit and debit transactions and the timing of payments settlement between financial institution clients with settlement currencies other than the U.S. dollar. These settlement receivables and payables generally remain outstanding for one to two business days, consistent with industry practice for such transactions. We maintain working capital sufficient to enable uninterrupted daily settlement. During fiscal 2011, we funded average daily net settlement receivable balances of $130 million, with the highest daily balance being $401 million.

Seasonality

We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal 2011 or fiscal 2010 accounted for more than 30% of our fiscal 2011 or fiscal 2010 operating revenues.

Employees

At September 30, 2011, we employed approximately 7,500 persons worldwide. We consider our relationships with our employees to be good.

Additional Information and SEC Reports

Visa Inc. was incorporated as a Delaware corporation in May 2007. In October 2007, we undertook a reorganization of the global Visa enterprise. Prior to our reorganization, Visa operated as five corporate entities related by ownership and membership, each of which operated as a separate geographic region. As a result of the reorganization, all except Visa Europe became subsidiaries of Visa Inc. Visa Europe entered into a set of contractual arrangements with Visa Inc. in connection with the reorganization. We completed our initial public offering, or IPO, in March 2008.

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

Regulatory Risks

Increasing regulation of interchange reimbursement fees and other business practices may have a material adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.

Interchange reimbursement fees represent a transfer of value among the financial institutions participating in a payments network such as ours. In connection with transactions initiated with products in our payments system, interchange reimbursement fees are typically paid to issuers: the financial institutions that issue Visa cards to cardholders. The fees are typically paid by acquirers: the financial institutions that offer Visa network connectivity and payments acceptance services to merchants. We refer to a system like ours, in which a payment network intermediates between the issuer and the acquirer, as an open-loop system.

We generally do not receive any portion of interchange reimbursement fees in a transaction. They are, however, a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees could substantially affect our revenues and the pace or breadth of overall payment electronification.

We have historically set default interchange reimbursement fees in the United States and many other geographies. However, in certain jurisdictions, interchange rates and related practices are subject to continuing or increased government regulation. The Reform Act has already resulted in limitations on our ability to establish default interchange rates in the debit area in the United States. See—The Reform Act may have a material adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business. In addition, interchange rates have become subject to continued or increased scrutiny elsewhere, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these rates. These jurisdictions include Australia, Canada, Brazil and South Africa.

If we cannot set default interchange rates at optimal levels, issuers and acquirers may find our payments system unattractive. This could materially lower overall transaction volume or slow growth of transactions in the future. It could also materially increase the attractiveness of closed-loop payments systems-those with direct connections to both merchants and consumers-and other forms of payment. In addition, issuers could begin to charge new or higher fees to consumers. This could make our card programs less desirable and reduce our transaction volumes and profitability. Acquirers could elect to charge higher discount rates to merchants, regardless of the level of Visa interchange, leading merchants not to accept cards for payment or to steer Visa cardholders to alternate payment systems. In addition, issuers and acquirers could attempt to decrease the expense of their card programs by seeking incentives from us or a reduction in the fees that we charge. Any of the foregoing could have a substantial, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.

Regulations that prohibit us from contracting with clients or requiring them to use only our network, or denying them the option of selecting only our network, may decrease the number of transactions we process and materially and adversely affect our financial condition, revenues, results of operations, prospects for future growth and overall business.

In order to ensure our cardholders have a consistent experience, we promote certain practices to ensure that Visa-branded cards are processed over our network. We have agreements with some issuers under which they agree to issue certain payment cards that use only the Visa network or receive incentives if they do so. In addition, certain issuers of some debit products choose to include only the Visa network. We refer to these various practices as network exclusivity. In addition, certain network or issuer rules or practices may be interpreted as limiting the routing options of merchants when multiple debit networks co-reside on Visa debit cards. For example, Visa’s rules require that an acquirer must process authorizations for all international transactions through VisaNet and that a member must clear international transactions through VisaNet.

The Reform Act already limits our and issuers’ ability to impose rules for, or choose various forms of, network exclusivity and preferred routing in the debit area. See—The Reform Act may have a material, adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business. These restrictions and future regulations like them in the United States and elsewhere could cause a material decrease in the number of transactions we process. In order to retain that transaction volume, we might have to reduce the fees we charge to issuers or acquirers, or we might have to increase the payments and other incentives we provide to issuers or acquirers or directly to merchants. Any of these eventualities could have a material, adverse affect on our financial condition, revenues, results of operations, prospects for future growth and overall business.

The Reform Act may have a material, adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business.

As of October 1, 2011, in accordance with the Reform Act, the Federal Reserve capped the maximum U.S. debit interchange fee assessed for cards issued by large financial institutions at twenty-one cents plus five basis points, before applying an interim fraud adjustment up to an additional one cent. This amounted to a significant reduction from the average system-wide fees charged previously. The Federal Reserve has also promulgated regulations requiring issuers to make at least two unaffiliated networks available for processing debit transactions on each debit card. The rules also prohibit us and issuers from restricting a merchant’s ability to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process those transactions.

We expect these regulations to adversely affect our U.S. debit business and associated revenues. They will likely create negative pressure on our pricing, reduce the volume and number of U.S. debit payments we process, and diminish associated revenues.

These pressures will likely arise through various channels. A number of our clients may seek fee reductions or increased incentives from us to offset their own lost revenue. Some have announced that they may reduce the number of debit cards they issue and reduce investments they make in marketing and rewards programs. Some may impose new or higher fees on debit cards or demand deposit account relationships. Some may elect to issue fewer cards enabled with Visa-affiliated networks. We expect many merchants to use the routing regulations to redirect transactions or steer cardholders to other networks based on lowest cost or other factors.

Because we may have to re-examine and possibly renegotiate certain of our contracts to ensure that their terms comply with new regulations, these and other clients will have the opportunity to renegotiate terms relating to fees, incentives and routing. In some cases, we may lose placement completely on issuers’ debit cards.

The Reform Act created a new independent Consumer Financial Protection Bureau, with responsibility for most federal consumer protection laws in the area of financial services and new authority with respect to consumer protection issues, including those pertaining to us to some extent. The bureau’s future actions may make payment card transactions less attractive to card issuers, consumers and merchants by further regulating disclosures, payment card practices, fees, routing and other matters with respect to credit, debit, and prepaid.

Some elements of the Reform Act are vague or lack definition and create the potential for networks to pursue different strategies subject to their interpretation of the regulation. Our interpretation may result in our pursuit of strategies less effective than those of our competitors.

Overall, these regulations and developments arising from the Reform Act could have a material, adverse affect on our financial condition, revenues, results of operations, prospects for future growth and overall business.

New regulations or legal action in one jurisdiction or of one product segment may lead to new regulations in other jurisdictions or of other products.

Regulators around the world increasingly note each other’s approaches to the regulation of the payments industry. Consequently, a development in any one country, state or region may influence regulatory approaches in another. The Reform Act is one notable such development. Similarly, new laws and regulations in a country, state or region involving one product segment may cause lawmakers there to extend the regulations to another product. For example, regulations like those affecting debit payments could eventually spread to regulate credit.

As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated, affecting our business in another place or involving another product segment. These include matters like interchange reimbursement fees, network exclusivity, operating regulations and preferred routing agreements. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our products, services, fees and other important aspects of our business. Either of these eventualities could materially and adversely affect our business, financial condition and results of operations.

Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries, materially and adversely affecting our ability to maintain or increase our revenues.

Governments in some countries provide resources or protection to selected domestic payment card networks, brands and processing providers. These governments may take this action in order to support these providers. They may also take this action to keep us from entering these countries, to force us to leave, or to restrict substantially our activities there. For example, the government of China, a significant emerging market, has increasingly tightened its rules requiring use of a domestic network. Additionally, governments in some countries may consider, regulatory requirements that mandate processing of domestic payments entirely in that country. This would prevent us from utilizing our global processing capabilities for our clients. Our efforts to effect change in these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brands.

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

Regulation of the payments industry has increased significantly in recent years. Complying with these and other regulations may increase our costs or reduce our revenue opportunities. Similarly, the impact of such regulations on our clients may reduce the volume of payments we process. Moreover, such regulations could limit the types of products and services that we offer, the countries in which our cards are used and the types of cardholders and merchants who can obtain or accept our cards. Any of these occurrences could materially and adversely affect our business, prospects for future growth, financial condition and results of operations.

Examples include:

•

Data Protection and Information Security. Aspects of our operations and business are subject to privacy regulation in the United States and elsewhere. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking agencies. In addition, many U.S. states have enacted legislation requiring consumer notification in the event of a security breach.

•

Anti-Money-Laundering, Anti-Terrorism and Sanctions. The U.S.A. PATRIOT Act and similar laws in other jurisdictions require us to maintain an anti-money laundering program. Sanctions imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC, restrict us from dealing with certain countries and parties considered to be connected with money laundering, terrorism or narcotics. Non-U.S. Visa International members may not be similarly restricted, so in some cases our payments system may be used for transactions in or involving countries or parties subject to OFAC-administered sanctions, potentially subjecting us to penalties, reputational damage or loss of business.

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

•

Increased Central Bank Oversight. Several central banks around the world have increased, or are seeking to increase, their formal oversight of the retail electronic payments industry, in some cases designating them as “systemically important payment systems.” Such oversight may lead to additional regulations. These could include new settlement procedures or other operational rules to address credit and operational risks. They could also include new criteria for member participation and merchant access to our payments system.

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

Litigation Risks

Our retrospective responsibility plan may not adequately insulate us from the impact of settlements or final judgments.

Our retrospective responsibility plan addresses monetary liabilities from settlements of, or final judgments in, the covered litigation, which is described in Note 21—Legal Matters to our consolidated financial statements included in Item 8 of this report. The retrospective responsibility plan consists of several related mechanisms to fund settlements or judgments in the covered litigation. These include an escrow account funded with a portion of the net proceeds of our initial public offering and potential subsequent offerings of our shares of class A common stock (or deposits of cash to the escrow account in lieu of such offerings), a loss-sharing agreement and a judgment-sharing agreement. In addition, our U.S. members are obligated to indemnify us pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique, complicated, and tiered, and if we cannot use one or more of them, this could have a material adverse effect on our financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent.

The principal remaining covered litigation involves interchange reimbursement fees. Since 2005, approximately 55 class actions and individual complaints have been filed on behalf of merchants against us, MasterCard and/or other defendants, including certain financial institutions that issue Visa-branded payment cards and acquire Visa-branded payment transactions in the U.S. We refer to this as the interchange litigation. Among other antitrust allegations, the plaintiffs allege that Visa’s setting of default interchange rates violated federal and state antitrust laws. The lawsuits have been transferred to a multidistrict litigation in the U.S. District Court for the Eastern District of New York.

The plaintiffs in the interchange litigation seek damages for alleged overcharges in merchant discount fees as well as injunctive and other relief. The consolidated class action complaint alleges that the plaintiffs estimate that damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages will be trebled. The allocation of any monetary judgment or a settlement among the defendants is governed by an omnibus agreement dated February 7, 2011. See Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report.

The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of our retrospective responsibility plan. Failure of our retrospective responsibility plan to insulate us adequately from the impact of such settlements or judgments could result in a material adverse effect on our financial condition and cash flows and could even cause us to become insolvent. Even if our retrospective responsibility plan covered our monetary liabilities, settlements or judgments in the interchange litigation could have a material adverse effect on our results of operations. In addition, settlements or judgments in the interchange litigation could include restrictions on our ability to conduct business, which could increase our cost of doing business and limit our prospects for future growth.

The retrospective responsibility plan addresses only the covered litigation. The plan does not cover other pending litigation or any litigation that we may face in the future, except for cases that include claims for damages relating to the period prior to our initial public offering that are transferred for pre-trial proceedings or otherwise included in the interchange litigation. In addition, our retrospective responsibility plan covers only the potential monetary liability from settlements of, or judgments in, the covered litigation. Non-monetary settlement terms and judgments in the covered litigation may require us to modify the way we do business in the future. This could adversely affect our revenues, increase our expenses and/or limit our prospects for growth. Therefore, even if our retrospective responsibility plan provides us with adequate funding to satisfy our monetary obligations with respect to settlements of, and judgments in, the covered litigation, it may not insulate us from all potential adverse consequences of them.

If we are found liable in certain other pending or future lawsuits, we may have to pay substantial damages or change our business practices or pricing structure, which may have a material, adverse effect on our financial condition and results of operations.

Like many other large companies, we are a defendant in a number of civil actions and investigations alleging violations of competition/antitrust law, consumer protection law, or intellectual property law, among others. Examples of such claims are described more fully in Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report. Some lawsuits involve complex claims that are subject to substantial uncertainties and unspecified damages; therefore, we cannot ascertain the probability of loss or estimate the damages. Accordingly, we have not established allowances for such legal proceedings.

Private plaintiffs often seek class action certification in cases against us. This is particularly so in cases involving merchants and consumers, due to the size and scope of our business. If we are found liable in a large class action lawsuit, such as the United States or Canadian merchant class action lawsuits, monetary damages could be significant. See Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report.

If we are unsuccessful in our defense against any material current or future legal proceedings, we may have to pay substantial damages. We may also have to change our business practices, including by limiting interchange reimbursement fees and by revising our rules about fees charged to consumers who choose to pay with Visa. This could limit our payments volume and result in a material and adverse effect on our revenues, results of operations, cash flow, financial conditions, prospects for future growth and overall business and could even cause us to become insolvent.

Limitations on our business that resulted from litigation may materially and adversely affect our revenues and profitability.

Certain limitations have been placed on our business in recent years because of litigation. For example, in October 2010, we reached a settlement with the U.S. Department of Justice, or the DOJ,

and a number of state attorneys general relating to their investigation of certain Visa merchant acceptance practices. In accordance with the resulting consent decree, Visa will allow U.S. merchants to offer discounts or other incentives to steer cardholders to a particular form of payment including to a specific network brand or to any card product, such as a “non-reward” Visa credit card. See Note 21—Legal Matters to our consolidated financial statements included in Item 8 of this report. The settlement does not address surcharging or the setting of default interchange, and does not preclude the DOJ from pursuing a future investigation of these or other topics.

This settlement and other limitations on our business that were the result of settlements of, or judgments in, litigation could limit the fees we charge and reduce our payments volume, which could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.

Tax examinations or disputes, or changes in the tax laws applicable to us, could materially increase our tax payments.

We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may decrease their accuracy. We are currently under examination by the U.S. Internal Revenue Service and other tax authorities, and we may be subject to additional examinations in the future. The tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could result in a material and adverse effect on our cash flow and financial position. In addition, changes in existing laws, such as recent proposals for fundamental U.S. and international tax reform, may also increase our effective tax rate. A substantial increase in our tax burden could have a material, adverse effect on our financial results. See also Note 20—Income Taxes to our consolidated financial statements included in Item 8 in this report.

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

In order to stay competitive, we may have to continue to increase our use of incentives. The economic pressures on our clients arising from the Reform Act have increased this pressure. See—The U.S. Wall Street Reform and Consumer Protection Act may have a material adverse impact on our revenues, our prospects for future growth and our overall business. This pressure may make the provision of certain products and services less profitable, or unprofitable, and materially and adversely affect our operating revenues and profitability.

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

The global payments industry is intensely competitive. Our payment programs compete against all forms of payment. These include cash, checks and electronic transactions, such as wire transfers and automatic clearinghouse payments. In addition, our payment programs compete against the card-based payments systems of our competitors and private-label cards issued by merchants. The Reform Act has increased this competitive pressure.

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

Certain of our competitors operate with different business models, have different cost structures or participate selectively in different market segments. These include domestic networks in the United States, China, Canada, Australia, and other countries and regions. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. In many cases, these competitors have the support of government mandates that prohibit, limit or otherwise hinder our ability to compete for or otherwise secure transactions within those countries and regions.

Traditional or non-traditional competitors may put us at a competitive disadvantage by leveraging services or products in areas in which we do not directly compete to win business in areas where we do compete. Our clients can reassess their commitments to us at any time or develop their own competitive services. The risk to maintaining or securing our clients’ long-term commitments to our products has increased with the Reform Act’s restrictions on network exclusivity in the debit sector. Most of our larger client relationships are not exclusive. These include those with our largest clients: JPMorgan Chase and Bank of America. In certain circumstances, our clients may terminate these relationships, sometimes on relatively short notice, and in many cases subject to significant early termination fees. Because a significant portion of our operating revenues is concentrated among our largest clients, our operating revenues would decline significantly if we lost one or more of them. This could have a material adverse impact on our business, financial condition and results of operations. See Note 14—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8 in this report.

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

Our failure to compete effectively in light of any such developments could materially and adversely affect our business, financial condition, revenues, results of operations, prospects for future growth and overall business.

Disintermediation from the payments value chain would harm our business.

Our position in the payments value chain underpins our business. Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate closed-loop payments systems, with direct connections to both merchants and consumers and no intermediaries. These competitors seek to derive competitive advantages from this business model. The Reform Act has provided them with increased opportunity to do so. In addition, although they pursue the same or similar lines of business using the same or similar business and commercial models, they have not attracted the same level of legal or regulatory scrutiny of their pricing and business practices as operators of multi-party payments systems such as ours.

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

We, as well as our clients, negotiate pricing discounts and other incentive arrangements with certain large merchants to increase acceptance and usage of our payment cards. If merchants continue to consolidate, we and our clients may have to increase the incentives provided to certain larger merchants. This could materially and adversely affect our revenues, results of operations, prospects for future growth and overall business. Competitive and regulatory pressures on pricing could make it difficult to offset the cost of these incentives.

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

Failure to maintain relationships with our clients, merchant acquirers, merchants and third-party vendors, and the failure of clients to provide services on our behalf, could materially and adversely affect our business.

We depend and will continue to depend significantly on relationships with our clients and on their relationships with cardholders and merchants to support our programs and services. We do not have direct relationships with cardholders. We do not issue cards, extend credit to cardholders or determine the interest rates, if any, or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. As a result, the success of our business has depended significantly on, and will continue to depend on, the continued success and competitiveness of our clients and the strength of our relationships with them.

Historically, we have not solicited merchants to accept our cards. In the wake of the Reform Act’s changes to rules on network exclusivity, we expect to engage in significantly more discussions with merchants and merchant acquirers. We already engage in many co-branding efforts, in which we contract with the merchant, who directly receives incentive funding. We also engage in some amount of merchant acceptance activity. As these and other relationships take on a greater importance for both merchants and us, our success will increasingly depend on our ability to sustain and grow these relationships.

In many countries outside the United States, our clients or other processors authorize, clear and settle most domestic transactions using our payment cards without involving our processing systems. This pattern is increasing with a rise in new systems endorsed by governments. Our inability to control the end-to-end processing for cards carrying our brands in these countries may put us at a competitive disadvantage by limiting our ability to ensure the quality of the services supporting our brands.

In addition, we depend on third parties to provide various services on our behalf, and to the extent that third-party vendors fail to deliver services, our business and reputation could be impaired.

The perception of our company in the marketplace may affect our brands and reputation, which are key assets of our business.

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

Unprecedented economic events that began in 2008 continue to affect the financial markets around the world. These include decreased consumer spending, increased unemployment, deflation, increased savings, decreased consumer debt, excess housing inventory, lowered government spending, decreased export activity, continued challenges in the credit environment, continued equity market volatility, additional government intervention, bank instability, downgrades of sovereign, bank and commercial debt, political issues affecting the handling of national debt, and the uncertainty arising from new government policies. This economic turmoil has affected the economies of the United States and other mature economies in particular.

The fragility of the current situation would be exacerbated if additional negative economic developments were to arise. These could include, among other things, policy missteps, exhaustion of U.S. and other national economic stimulus packages, defaults on government debt in the United States, Europe or elsewhere, significant increases in oil prices, tax increases, economic turmoil in China, the euro zone or Japan, or a significant decline in the commercial real estate market. Most recently, the economic situation in Europe has been particularly unstable, arising from the real prospect of a default by Greece, and potentially other nations, on their debt obligations, If such a default occurs, or if the measures taken to avert such a default create their own instability, the impact is likely to be global and highly significant.

Some existing clients have been placed in receivership or under government administration. Many financial institutions are facing increased regulatory and governmental influence, including potential changes in laws and regulations. Many of our clients, merchants that accept our brands and cardholders who use our brands have been directly and adversely affected.

Our financial results may be negatively affected by actions taken by individual financial institutions or by governmental or regulatory bodies in response to the economic crisis. The severity of the economic environment may accelerate the timing of or increase the impact of risks to our financial performance that have historically been present. As a result, our revenue growth has been and may continue to be negatively affected, or we may be affected, in several ways, including but not limited to the following:

•	Depressed consumer and business confidence may decrease cardholder spending.

•	Uncertainty and volatility in the performance of our clients’ businesses may reduce the accuracy of our estimates of our revenues, rebates, incentives and realization of prepaid assets.

•

Our clients may implement cost-reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or additional expense reductions, which may reduce our revenues.

•	Our clients may decrease spending for optional or enhanced services, affecting our revenue and reducing cardholders’ desire to use these products.

•

Our clients may increase cardholder fees as a cost-recovery initiative, or as a result of regulatory action, which could decrease our value proposition to consumers, thereby reducing consumers’ desire to use our products.

•	Government intervention or investments in our clients may negatively affect our business with those institutions or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could affect the ability of participating financial institutions to lend to us under the terms of our credit facility.

•

The trading markets for U.S. government securities may be adversely affected by changes in investor sentiment. This could arise from a number of market forces, including, among others, the U.S. government’s inability to meet its obligations or a possible further downgrade in its debt rating. This in turn could adversely affect the liquidity of our investments, a substantial portion of which are U.S. treasury and government securities.

•	Our clients may default on their settlement obligations, including for reasons unrelated to payment card activity, such as mortgage matters.

•	Adverse fluctuations in foreign currency exchange rates could negatively affect the dollar value of our revenues and payments in foreign currencies.

Finally, the stock markets have recently demonstrated extreme volatility. Additional declines in stock prices or significant instability could cause consumer spending to decline materially.

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

Moreover, if our clients decide to increase cardholder fees associated with cross-border transactions, there could be a decline in cardholder spending, since our value proposition to the consumer could be reduced.

In addition, Visa derives revenue from foreign currency exchange activities that result from our clients’ settlement in different currencies. A reduction in, or other changes to, multi-currency transactions could decrease the need for or otherwise affect foreign currency exchange activities and adversely affect our revenues. Limitations or changes in our ability to set foreign currency exchange rates for multi-currency transactions as result of regulation, litigation, competitive pressures or other reasons may also adversely affect our revenues.

Transactions outside the United States represent an increasingly important part of our strategy. If we do not maintain consistency in the types of products we provide, the quality of our service and the viability of our brand, we will be unable to continue to grow in those areas.

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

Some of our clients are composed of groups of financial institutions. Some of these clients have elected to limit their responsibility for settlement losses arising from the failure of their constituent financial institutions in exchange for managing their constituent financial institutions in accordance with our credit risk policy. To the extent that any settlement failure resulting from a constituent financial institution exceeds the limits established by our credit risk policy, we would have to absorb the cost of such settlement failure, which could materially and adversely affect our cash flow and, potentially, our results of operations.

If our transaction processing systems are disrupted or we cannot process transactions efficiently, the perception of our brands and our revenues or operating results could be materially and adversely affected.

Our transaction processing systems may experience service interruptions or degradation because of processing or other technology malfunction, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, climate change or accident. Our visibility in the global payments industry may attract terrorists and hackers to conduct physical or computer-based attacks, leading to an interruption in service, increased costs or the compromise of data security. If such attacks are not detected immediately, their effect could be compounded. Although we maintain a business continuity program and an information security program to address these risks, we cannot be sure that they will be effective.

Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require because of a natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services. Because of the centrality of our processing systems to our business, any interruption or degradation could adversely affect the perception of our brands’ reliability and materially reduce our revenues or profitability.

If we cannot keep pace with rapid technological developments to provide new and innovative payment programs and services, the use of our cards could decline, reducing our revenues and net income.

Rapid, significant technological changes are confronting the payments industry. These include developments in smart cards, eCommerce, mCommerce and radio frequency and proximity payment devices, such as contactless cards. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our card products and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by industry-wide standards, by resistance to change from clients or merchants or by third parties’ intellectual property rights. Our success will depend in part on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Account data breaches involving card data stored, processed or transmitted could adversely affect our reputation and revenues.

Our clients, merchants, others and we store, process and transmit cardholder account information in connection with our payment cards. In addition, our clients may use third-party processors to process transactions generated by cards carrying our brands. Breach of the systems storing, processing or transmitting sensitive cardholder data and account information could lead to fraudulent activity involving Visa-branded cards, to reputational damage and to claims against us. If we are sued in connection with any material data security breach, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices or pricing structure, any of which could have a material adverse effect on our revenues and profitability. In addition, any reputational damage resulting from an account data breach could decrease the use and acceptance of our cards, which could have a material adverse effect on our payments volume, revenues and future growth prospects. Finally, any data security breach could result in additional regulation, which could materially increase our costs.

An increase in fraudulent and other illegal activity involving our cards could lead to reputational damage to our brands and reduce the use and acceptance of our cards.

Criminals are using increasingly sophisticated methods to capture cardholder account information. They use the information to conduct fraudulent transactions. Outsourcing and specialization of functions within the payments system are increasing. As a result, more third parties are involved in processing transactions using our cards. A rise in fraud levels involving our cards, or in misconduct by third parties processing transactions using our cards, could lead to reputational damage to our brands. This could reduce the use and acceptance of our cards or lead to greater regulation, which could increase our compliance costs.

Failure to maintain interoperability between Visa Inc.’s and Visa Europe’s authorization and clearing and settlement systems could damage the business and global perception of the Visa brands.

Before our reorganization in October 2007, Visa Europe and we shared authorization, clearing, and settlement systems. Visa Europe completed and substantially deployed its own systems in the 2010 fiscal year. As a result, Visa Europe and we will have to ensure that the two systems can process every transaction involving both of our territories, regardless of where it originates. Visa Europe’s newly independent system operations could present challenges to our business due to the heightened difficulty of maintaining the interoperability of our respective systems as they diverge over time. Failure to authorize or clear and settle inter-territory transactions quickly and accurately could impair the global perception of the Visa brands.

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

In some instances, as in the case of CyberSource and PlaySpan, Visa Europe may have the right to control the activities of newly acquired entities within Visa Europe’s territory. In any event, Visa

Europe’s exclusive license rights in Europe may hinder our ability to acquire new entities or to operate them effectively.

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

We have granted Visa Europe a put option requiring us to purchase all outstanding capital stock from its members if exercised. We will incur a financial obligation of several billion dollars or more if Visa Europe exercises this option. Visa Europe may do so at any time. We may need to obtain third-party financing in order to meet our obligation, by either borrowing funds or selling stock. An equity offering, or the payment of part of the exercise price in our stock, would dilute the ownership interests of our stockholders. We would have only 285 days to pay the exercise price. Sufficient financing might not be available to us within that time on reasonable terms. See Note 2—Visa Europe to our consolidated financial statements included in Item 8 of this report.

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

Since our reorganization in October 2007, we have increasingly centralized our management and operations. For us to succeed, we must effectively integrate our operations, actively work to ensure consistency throughout our organization, and incorporate a global perspective into our decisions and processes. If we fail to do so, we may be unable to expand as rapidly as we plan, and the results of our expansion may be unsatisfactory.

In addition, the current competitive, economic and regulatory environment will require our organization to adapt rapidly and nimbly to new opportunities and challenges. We may not be able to do so if we do not make important decisions quickly enough, define our appetite for risk specifically enough, execute our strategy seamlessly enough, implement new governance, managerial and organizational processes efficiently enough and communicate roles and responsibilities clearly enough.

We may be unable to attract and retain key management and other key employees.

Our employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business. Our chief executive officer’s contract terminates in March 2013, and we cannot assure that there will be an effective transition to a new CEO when necessary.

Acquisitions, strategic investments and entry into new businesses could disrupt our business and harm our financial condition and results of operations.

Although we may continue to make strategic acquisitions or investments in complementary businesses, products or technologies, we may be unable to successfully finance, partner with or integrate them. The integration of CyberSource, PlaySpan and Fundamo, all acquired recently, will take time and resources that would otherwise have been available for other acquisitions. We will be subject to the terms of the exclusive license granted to Visa Europe in most acquisitions and major investments that involve countries in the Visa Europe territory. Regulatory constraints, particularly competition regulations, may affect the extent to which we can maximize the value of acquisitions or investments.

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

With the evolution of technology and the opening of new market segments, we may choose to participate in areas in which we have not engaged in the past, either through acquisition or through organic development. Relative inexperience in such businesses requires additional resources and presents an additional degree of risk, which could materially and adversely affect our operations and results.

Future sales of our class A common stock, or the expiration or waiver of transfer restrictions on our class B stock, could result in dilution to holders of shares of our existing class A common stock, adversely affecting their rights and depressing the market price of our class A common stock.

The market price and voting power of our class A common stock could decline because of increases in the number of such shares outstanding. The market price of our class A common stock may also suffer from the perception that such an increase could occur, such as upon the issuance or conversion of securities convertible to shares of our class A common stock. Specifically, upon the final resolution of our covered litigation, all class B stock will become transferable at once.

If funds are released from escrow after the resolution of the litigation covered by our retrospective responsibility plan, the value of our class A common stock will be diluted.

Under our retrospective responsibility plan, funds still in the escrow account after the resolution of all covered litigation will be released back to us. At that time, each share of class B common stock will become convertible into an increased number of shares of class A common stock, benefitting the holders of class B common stock. This in turn will result in dilution of the interest in Visa Inc. held by the holders of class A common stock. In this case, the amount of funds released and the market price of our class A common stock will determine the extent of the dilution.

Holders of our shares of our class B and C common stock have voting rights concerning certain significant corporate transactions, and their interests in our business may be different from those of holders of our class A common stock.

Although their voting rights are limited, holders of shares of our class B and C common stock can vote on certain significant transactions. These include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required by Delaware law. The holders of these shares may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with those of the holders of class A common stock.

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

At September 30, 2011, we owned and leased approximately 2.8 million square feet of office and processing center space in 34 countries around the world, of which approximately 1.9 million square feet are owned and the remaining 0.9 million square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 0.9 million square feet. We also own an office building in Miami, totaling approximately 0.2 million square feet.

In addition, we own and operate two primary processing centers and an adjacent office facility located in Colorado and Virginia, totaling approximately 0.8 million square feet.

We believe that these facilities are suitable and adequate to support our business needs.

ITEM 3.	Legal Proceedings

Refer to Note 21—Legal Matters to our consolidated financial statements included in Item 8 in this report.

ITEM 4.	(Removed and Reserved).

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At September 30, 2011, the Company had 378 stockholders of record of its class A common stock. The following table sets forth the intra-day high and low sale prices for our class A common stock in each of our last eight fiscal quarters:

2011	High	Low
First Quarter	$81.75	$66.50
Second Quarter	77.08	67.51
Third Quarter	87.36	73.11
Fourth Quarter	94.75	76.11

2010	High	Low
First Quarter	$89.69	$66.54
Second Quarter	93.63	80.54
Third Quarter	97.19	68.29
Fourth Quarter	77.80	64.90

There is currently no established public trading market for our class B or class C common stock. There were 1,717 and 1,306 holders of record of our class B common stock and class C common stock, respectively, as of September 30, 2011.

Dividend Declaration and Policy

During the fiscal years ended September 30, 2011 and 2010, we paid the following quarterly cash dividends per share of our class A common stock (determined in the case of class B and C common stock, on an as-converted basis) to all holders of record of our class A, B and C common stock.

2011	Dividend Per Share
First Quarter	$0.150
Second Quarter	0.150
Third Quarter	0.150
Fourth Quarter	0.150

2010	Dividend Per Share
First Quarter	$0.125
Second Quarter	0.125
Third Quarter	0.125
Fourth Quarter	0.125

In addition, on October 18, 2011, our board of directors declared a quarterly cash dividend of $0.22 per share of class A common stock (determined in the case of class B and C common stock, on an as-converted basis) payable on December 6, 2011, to holders of record as of November 18, 2011 of our class A, B and C common stock.

Subject to legally available funds, we expect to continue paying quarterly cash dividends on our outstanding class A, B and C common stock in the future. However, the declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, settlement guarantees, operating results, available cash and current and anticipated cash needs.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2011.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2011	9	$87.70	—	1,000,000,000
August 1-31, 2011	5,236,528	$80.87	5,234,354	576,605,966
September 1-30, 2011	—	—	—	576,605,966

Total	5,236,537	$80.87	5,234,354

(1)

Includes 2,183 shares of class A common stock withheld at an average price of $86.99 per share (under the terms of grants under the Company’s equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)

During the three months ended September 30, 2011, the Company repurchased 5.2 million shares of its class A common stock at an average price of $80.87 per share for a total cost of $423 million under the share repurchase program previously authorized by the board of directors in July 2011. The figures in the table reflect transactions according to the trade dates. For purposes of the Company’s consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

EQUITY COMPENSATION PLAN INFORMATION

The table below presents information as of September 30, 2011, for the Visa 2007 Equity Incentive Compensation Plan, or the EIP, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders, except as noted in note (2) in the table below. For a description of the awards issued under the EIP, see Note 17—Share-based Compensation to our consolidated financial statements included in Item 8 of this report.

Plan Category	(a) Number of shares of class A common stock issuable upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of class A common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders	7,386,302	(1)	$53.57	42,506,121
Equity compensation plans not approved by stockholders	1,168,087	(2)	$47.97	—

Total	8,554,389		$52.81	42,506,121

(1)

In addition to options, the EIP authorizes the issuance of restricted stock units, performance shares and other stock-based awards. A total of 467,803 and 632,786 shares are issuable as of September 30, 2011, pursuant to outstanding restricted stock units and performance shares, respectively.

(2)

These shares may be issued upon the exercise of options issued by Visa replacing certain CyberSource options outstanding at the time of the acquisition as discussed further in Note 5—Acquisitions and Note 17—Share-based Compensation to our consolidated financial statements included in Item 8 of this report. These options were issued under certain provisions of the EIP, which permit Visa to issue options in connection with certain acquisition transactions.

ITEM 6.	Selected Financial Data

The following table presents selected Visa Inc. financial data for fiscal 2011, 2010, 2009 and 2008 and selected Visa U.S.A. financial data for fiscal 2007. During the reorganization in October 2007, Visa U.S.A., the accounting acquirer, Visa International, Visa Canada and Inovant became direct or indirect subsidiaries of Visa Inc. The operating results of the acquired interests are included in the consolidated financial results of Visa Inc. beginning October 1, 2007. The data below should be read in conjunction with Item 7—Management’s Discussion and Analysis and Results of Operations and the Visa Inc. fiscal 2011 consolidated financial statements and notes included in Item 8 of this report.

Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2011	2010	2009	2008	2007(1)
	(in millions, except per share data)
Operating revenues	$9,188	$8,065	$6,911	$6,263	$3,590
Operating expenses	3,732	3,476	3,373	5,031	5,039
Operating income (loss)	5,456	4,589	3,538	1,232	(1,449)
Net income (loss) attributable to Visa Inc.	3,650	2,966	2,353	804	(1,076)
Basic earnings per share—class A common stock(2)	5.18	4.03	3.10	0.96	N/A
Diluted earnings per share—class A common stock(2)	5.16	4.01	3.10	0.96	N/A

	At September 30,
Balance Sheet Data:	2011	2010	2009	2008	2007(1)
	(in millions, except per share data)
Total assets	$34,760	$33,408	$32,281	$34,981	$4,390
Current portion of long-term debt(3)	—	12	12	51	41
Current portion of accrued litigation	425	631	1,394	2,698	2,236
Long-term debt(3)	—	32	44	55	—
Long-term accrued litigation	—	66	323	1,060	1,446
Total equity (deficit)	26,437	25,014	23,193	21,141	(463)
Dividend declared and paid per common share	0.60	0.50	0.420	0.105	N/A

(1)

Historical balances for the consolidated statement of operations and consolidated balance sheet data prior to October 1, 2007, represent balances for Visa U.S.A. Inc., the accounting acquirer in the reorganization.

(2)	Visa U.S.A. Inc. was a non-stock corporation and therefore no comparable metric for earnings per share is provided for fiscal 2007.
(3)

The long term portion of Visa U.S.A. debt was classified as being due within one year at September 30, 2007 because Visa U.S.A. was in default of certain financial performance covenants as a result of the American Express settlement in fiscal 2007. The Company prepaid all of its outstanding debt during fiscal 2011. See Note 10—Debt and Note 21—Legal Matters to the consolidated financial statements included in Item 8 of this report.

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

Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. Our business performance during the year ended September 30, 2011, reflects the impacts of a modest global economic recovery.

The Reform Act. As of October 1, 2011, in accordance with the Reform Act, the Federal Reserve capped the maximum U.S. debit interchange reimbursement fee assessed for cards issued by large financial institutions at twenty-one cents plus five basis points, before applying an interim fraud adjustment up to an additional one cent. This amounted to a significant reduction from the average system-wide fees charged previously. The Federal Reserve has also promulgated regulations requiring issuers to make at least two unaffiliated networks available for processing debit transactions on each debit card. The rules also prohibit us and issuers from restricting a merchant’s ability to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process those transactions.

We expect the interchange and exclusivity regulations, as well as the routing regulations, to have an adverse impact on our pricing, reduce the number and volume of U.S. debit payments we process, and decrease associated revenues. A number of our clients may seek fee reductions or increased incentives from us to offset their own lost revenue. Some have announced that they may reduce the number of debit cards they issue and reduce investments they make in marketing and rewards programs. Some may impose new or higher fees on debit cards or demand deposit account relationships. Some may elect to issue fewer cards enabled with Visa-affiliated networks. We expect many merchants to use the routing regulations to redirect transactions or steer cardholders to other networks based on lowest cost or other factors. We expect operating revenue to grow in the high single to low double digit range for the full 2012 fiscal year, and the pace of our U.S. revenue growth to begin regaining momentum in fiscal 2013.

Because we may have to re-examine and possibly renegotiate certain of our contracts to ensure that their terms comply with new regulations, these and other clients will have the opportunity to seek to renegotiate terms relating to fees, incentives and routing. In some cases, we may lose placement completely on issuers’ debit cards.

We believe that we will be able to mitigate the negative impacts from the Reform Act to some extent through pricing modifications, and working with our clients and other business partners to win merchant preference to route transactions over our network. Our broad platform of payment products continues to provide substantial value to both merchants and consumers. We believe that the continuing worldwide secular shift to digital currency may help buffer the impacts of the Reform Act, as reflected in our overall payments volume growth, particularly outside the United States. As a leader in the U.S. debit industry, we continue to develop and refine our competitive business models to adapt to the Reform Act while mitigating some of the negative impacts the Reform Act would have on our current business models. We remain committed and prepared to adapt to and to compete effectively under this new U.S. debit regulatory environment.

Share repurchases. We effectively repurchased 43.0 million shares at an average price of $74.94 per share, for a total cost of $3.2 billion during the year ended September 30, 2011. Of the $3.2 billion, $2.0 billion was executed through the repurchase of class A common stock in the open market, and $1.2 billion was effectively executed through deposits into the litigation escrow account previously established under the retrospective responsibility plan.

Adjusted Financial Results. During the third quarter of fiscal 2011 and fourth quarter of fiscal 2010, we recorded a decrease of $122 million and $79 million, respectively, in the fair value of the Visa Europe put option, which resulted in the recognition of non-cash, non-operating other income in our financial results. These amounts are not subject to income tax and therefore have no impact on our reported income tax provision. The following table presents our adjusted financial results for fiscal 2011 and 2010 excluding the impact of this revaluation.

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010
	(in millions, except per share data)
Net income attributable to Visa Inc. (as reported)	$3,650	$2,966
Revaluation of Visa Europe put option	(122)	(79)

Adjusted net income attributable to Visa Inc.	$3,528	$2,887
Weighted-average number of diluted shares outstanding (as reported)	707	739
Adjusted diluted earnings per share	$4.99	$3.91
Diluted earnings per share (as reported)	$5.16	$4.01
Impact of the revaluation of Visa Europe put option	$0.17	$0.10

We believe the presentation of adjusted net income and diluted earnings per share provides a clearer understanding of our operating performance for the period. The reduction in the fair value of the put option in each fiscal year was primarily the result of declines in our estimated long-term price-to-earnings ratio as compared to the estimated ratio applicable to Visa Europe and does not reflect any change in the likelihood that Visa Europe will exercise its option. We therefore believe that the resulting non-operating income recorded is not indicative of Visa’s performance in these years or future periods.

Fundamo acquisition. On June 9, 2011, we acquired Fundamo, a leading platform provider of mobile financial services for mobile network operators and financial institutions in developing economies, for $110 million. The acquisition was made to accelerate the execution of Visa’s global strategy to provide the next generation of payments solutions and to provide long-term growth opportunities to connect unbanked or under-banked consumers to each other and to the global economy with a secure, reliable and globally accepted form of payment. The Fundamo acquisition had a dilutive impact to earnings per share of $0.02 for the full 2011 fiscal year. See Note 5—Acquisitions to our consolidated financial statements.

PlaySpan acquisition. On March 1, 2011, we acquired PlaySpan, a privately held company whose payments platform processes transactions for digital goods in online games, digital media and social networks around the world, for total potential purchase consideration of up to $225 million. The acquisition of PlaySpan extends Visa’s capabilities in digital, eCommerce and mCommerce in order to expand the scope of payment services available to clients and consumers. See Note 5—Acquisitions to our consolidated financial statements. The PlaySpan acquisition had a dilutive impact to earnings per share of $0.03 for the full 2011 fiscal year.

Sale of investment in Companhia Brasileira de Soluções e Serviços (“CBSS”). On January 24, 2011, our wholly-owned subsidiary, Visa International, sold its 10 percent stake in Visa Vale issuer CBSS to Banco do Brasil and Banco Bradesco. CBSS continues to issue Visa Vale prepaid cards in Brazil, and Visa expects no disruption to cardholder service as a result of this transaction. Visa’s gross proceeds from the sale were $103 million. After receiving regulatory approval during the third quarter of fiscal 2011, we recognized a pre-tax gain, net of transaction costs, of $85 million in the investment income, net line on our consolidated statements of operations. The amount of the gain net of tax was $44 million. See Note 6—Prepaid Expenses and Other Assets to our consolidated financial statements.

Nominal payments volume and transaction counts. Payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues and processed transactions are the basis for data processing revenues. We have maintained double digit growth in nominal payments volume and processed transactions for the past two years. The increase in payments volume and processed transactions reflects the continuing worldwide shift to digital currency.

The following tables set forth nominal payments volume for the periods presented in nominal dollars(1).

	U.S.			Rest of World			Visa Inc.
	12 months ended June 30, 2011(4)	12 months ended June 30, 2010(4)	% Change	12 months ended June 30, 2011(4)	12 months ended June 30, 2010(4)	% Change	12 months ended June 30, 2011(4)	12 months ended June 30, 2010(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$641	$599	7%	$1,188	$987	20%	$1,829	$1,586	15%
Consumer debit(2)	1,037	909	14%	265	197	34%	1,302	1,107	18%
Commercial and other(2)	282	243	16%	116	100	15%	398	344	16%

Total Nominal Payments Volume	$1,961	$1,752	12%	$1,569	$1,285	22%	$3,530	$3,037	16%
Cash volume	404	374	8%	1,704	1,411	21%	2,108	1,785	18%

Total Nominal Volume(3)	$2,364	$2,125	11%	$3,273	$2,696	21%	$5,638	$4,821	17%

	U.S.			Rest of World			Visa Inc.
	12 months ended June 30, 2010(4)	12 months ended June 30, 2009(4)	% Change	12 months ended June 30, 2010(4)	12 months ended June 30, 2009(4)	% Change	12 months ended June 30, 2010(4)	12 months ended June 30, 2009(4)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$599	$613	(2)%	$987	$811	22%	$1,586	$1,424	11%
Consumer debit(2)	909	787	16%	197	148	33%	1,107	935	18%
Commercial and other(2)	243	221	10%	100	99	1%	344	320	7%

Total Nominal Payments Volume	$1,752	$1,621	8%	$1,285	$1,058	21%	$3,037	$2,679	13%
Cash volume	374	380	(2)%	1,411	1,189	19%	1,785	1,569	14%

Total Nominal Volume(3)	$2,125	$2,001	6%	$2,696	$2,248	20%	$4,821	$4,248	13%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.

(2)	Includes prepaid volume.
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

(4)

Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the twelve months ended September 30, 2011, 2010 and 2009, were based on payments volume reported by our financial institution clients for the twelve months ended June 30, 2011, 2010 and 2009, respectively.

The table below provides the number of transactions processed by our VisaNet system, and billable transactions processed by CyberSource’s network during the fiscal periods presented.

	2011	2010		2009		2011 vs. 2010 % Change(3)	2010 vs. 2009 % Change(3)
	(in millions)
Visa processed transactions(1)	50,922	45,411		39,885		12%	14%
CyberSource billable transactions(2)	4,137	3,032	(4)	2,289	(4)	36%	32%

(1)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa’s networks.
(2)

Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification. CyberSource activity primarily contributes to our data processing revenues beginning after the July 2010 acquisition.

(3)	Percentage change calculated based on whole numbers, not rounded numbers.
(4)	Includes CyberSource transactions prior to the July 2010 acquisition.

Results of Operations

Operating Revenues

Our operating revenues are primarily generated from payments volume on Visa-branded cards for goods and services, as well as the number, size and type of transactions processed on our VisaNet system. We do not earn revenues from, or bear credit risk with respect to, interest and fees paid by cardholders on Visa-branded cards. Our issuing clients have the responsibility for issuing cards and determining interest rates and fees paid by cardholders, and most other competitive card features. We generally do not earn revenues from the fees that merchants are charged for card acceptance, including the merchant discount rate. Our acquiring clients, which are generally responsible for soliciting merchants, establish and earn these fees.

The following sets forth the components of our operating revenues:

Service revenues are primarily earned from clients for their participation in card programs carrying marks of the Visa brand. Service revenues are primarily assessed using a calculation of pricing applied to the prior quarter’s payments volume.

Data processing revenues are earned for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among our clients globally and Visa Europe. Data processing revenues include revenues earned for transactions processed by VisaNet, our secure, centralized global processing platform, CyberSource’s online payment gateway and PlaySpan’s virtual goods payment platform.

International transaction revenues are generally driven by cross-border payments and cash volume and currency conversion activities. Cross-border volumes involve transactions where the cardholder’s issuer country is different from the merchant’s country and includes both single and multi-currency transactions.

Other revenues consist primarily of revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement, fees from cardholder services, licensing and certification and activities related to our recently acquired entities. Other revenues also include optional service or product enhancements, such as extended cardholder protection and concierge services.

Client incentives represent contracts with clients and other business partners for various programs designed to build payments volume, increase product acceptance and win merchant preference to route transactions over our network. These incentives are primarily accounted for as reductions to operating revenues.

Operating Expenses

Personnel includes salaries, incentive compensation, stock-based compensation, fringe benefits and contractor expense.

Network and processing primarily represents expenses for the operation of our electronic payments network, including maintenance, equipment rental and fees for other data processing services.

Marketing includes expenses associated with advertising and marketing campaigns, sponsorships and other related promotions to promote the Visa brand.

Professional fees consist of fees for consulting, legal and other professional services.

Depreciation and amortization includes depreciation expenses of properties and equipment, as well as amortization of purchased and internally developed software. Also included in this amount are depreciation and amortization of acquired in technology and other assets, including finite-lived intangible assets, obtained in our July 2010 acquisition of CyberSource, March 2011 acquisition of PlaySpan and June 2011 acquisition of Fundamo.

General and administrative primarily consists of facilities costs, foreign exchange gains and losses and other corporate and overhead expenses in support of our business.

Litigation provision is an estimate of litigation expense and is based on management’s understanding of our litigation profile, the specifics of the case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet dates.

Other Income (Expense)

Interest expense primarily includes accretion associated with litigation settlements to be paid over periods longer than one year and interest incurred on outstanding debt as well as interest and penalties related to uncertain tax positions.

Investment income, net represents returns on our fixed-income securities and other investments. Investment income also includes gains on the sale of and cash dividends received from other cost method investments.

Other non-operating income primarily relates to the change in the fair value of the Visa Europe put option.

Visa Inc. Fiscal 2011, 2010 and 2009

Operating Revenues

The following table sets forth our operating revenues earned in the United States, in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the Framework Agreement that provides for trademark and technology licenses and bilateral services. See Note 2—Visa Europe to our consolidated financial statements.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
	(in millions, except percentages)
U.S.	$5,135	$4,718	$4,023	$417	$695	9%	17%
Rest of world	3,846	3,137	2,669	709	468	23%	18%
Visa Europe	207	210	219	(3)	(9)	(1)%	(4)%

Total Operating Revenues	$9,188	$8,065	$6,911	$1,123	$1,154	14%	17%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

The increase in operating revenues primarily reflects continued double digit growth in our underlying business drivers: nominal payments volume, processed transactions and cross-border payments volume. Operating revenues also benefited from pricing modifications made on various services, as well as the inclusion of activity from newly acquired entities. The benefits of pricing modifications are partially offset by increases to client incentives as part of our strategy to mitigate the impacts of the Reform Act. The new U.S. debit regulations will likely moderate the pace of our operating revenue growth in the U.S., primarily within service and data processing revenues, through fiscal 2012. We expect operating revenue to grow in the high single to low double digit range for the full 2012 fiscal year. We further expect that the pace of our U.S. revenue growth will begin regaining momentum in fiscal 2013.

Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. The general weakening of the U.S. dollar during fiscal 2011 and fiscal 2010 was moderated by our hedging activities, resulting in a net 2% and 1% increase, respectively, in total operating revenues compared to the same prior year periods. In comparison, the general strengthening of the U.S. dollar during fiscal 2009, net against the impact from our hedging activities, resulted in a 3% decline in total operating revenues. We do not expect a significant impact from currency fluctuations during the 2012 fiscal year, as the effect of exchange rate movements is minimized through our hedging program.

The following table sets forth the components of our total operating revenues:

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
	(in millions, except percentages)
Service revenues	$4,261	$3,497	$3,174	$764	$323	22%	10%
Data processing revenues	3,478	3,125	2,430	353	695	11%	29%
International transaction revenues	2,674	2,290	1,916	384	374	17%	20%
Other revenues	655	713	625	(58)	88	(8)%	14%
Client incentives	(1,880)	(1,560)	(1,234)	(320)	(326)	21%	26%

Total Operating Revenues	$9,188	$8,065	$6,911	$1,123	$1,154	14%	17%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Service revenues increased in fiscal 2011 primarily due to 16% growth in nominal payments volume. Service revenues also benefited from competitive pricing actions which became effective in the first quarter of fiscal 2011. We continue to monitor the progress of nominal payments volume growth as we align our pricing strategy across the globe to ensure it reflects the competitive value and growth opportunities provided to our clients.

Service revenues increased in fiscal 2010 primarily due to 13% growth in nominal payments volume. The growth in service revenues was slower than the growth in nominal payments volume primarily reflecting differences in the geographic mix of our service revenues and the impact of our hedging program against the weakening U.S. dollar.

•

Data processing revenues increased in fiscal 2011 primarily due to 12% of growth in processed transactions and inclusion of a full year of revenue attributable to CyberSource, which we acquired in July 2010. As anticipated, this growth was partially offset by the effects of negotiated pricing from certain client contracts executed during the fourth quarter of fiscal 2010 and a previously announced change in the presentation of revenue and operating expense associated with the processing of non-Visa network transactions. Beginning the first quarter of fiscal 2011, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore do not appear in our financial results. As such, $140 million of revenues and related expenses recorded in the prior fiscal year, associated with the pass-through of non-Visa network transactions, did not recur. This change does not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset.

Data processing revenues increased in fiscal 2010 due to competitive pricing actions across various geographies which became effective in the second half of fiscal 2009, combined with growth of 14% in the number of transactions processed. Fiscal 2010 data processing revenues also benefited slightly from the inclusion of CyberSource activity since the July acquisition.

•	International transaction revenues increased in fiscal 2011 primarily reflecting growth of 18% in nominal cross-border payments volume.

International transaction revenues increased in fiscal 2010 primarily due to a growth of 16% in nominal cross-border payments volume, combined with strategic pricing modifications which took place after the third quarter of fiscal 2009.

•

Other revenues decreased in fiscal 2011 primarily due to previously announced changes in contractual arrangements that transitioned the direct billing and administration of the Visa Extras rewards platform from Visa to a third-party service provider. As a result, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore do not appear in our financial results. Further, a large issuer converted away from the platform entirely in June 2010. The combined impacts resulted in $89 million of revenues and related expenses recorded in the prior fiscal year associated with Visa Extras that did not recur. These changes do not impact operating income or net income attributable to Visa Inc. as revenue and expense amounts completely offset. The decrease was partially offset by increases in licensing fees and the inclusion of revenue attributable to CyberSource, PlaySpan and Fundamo.

Other revenues increased in fiscal 2010 primarily due to license fees from Cielo, formerly known as Companhia Brasileira de Meios de Pagamento, or VisaNet do Brasil, for the use of Visa trademarks and technology intellectual property. The increase also reflected growth in other license and royalty fees.

•

Client incentives increased in fiscal 2011 reflecting growth in global payments volume and incentives incurred on significant long-term client contracts that were initiated or renewed during fiscal 2011. Beginning in our fourth quarter of fiscal 2011, the new U.S. debit regulations triggered renegotiations with some of our existing issuing clients and resulted in new contracts with dozens of merchants and some acquirers to win transaction routing preference. As part of our business strategy, we will continue to initiate or renew contracts with merchants and acquirers, which will likely impact our fiscal 2012 results. We expect incentives as a percentage of gross revenues to be in the range of 17% to 18% for the full 2012 fiscal year. The actual amount of client incentives will vary based on modifications to performance expectations for these contracts, amendments to existing contracts or the execution of new contracts.

Client incentives increased in fiscal 2010 primarily due to growth in global payments volumes and incentives incurred on significant long-term customer contracts that were initiated or renewed in fiscal 2010. These increases were offset by lower one-time incentives incurred for early renewals compared to fiscal 2009.

Operating Expenses

The following table sets forth components of our total operating expenses for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
	(in millions, except percentages)
Personnel	$1,459	$1,222	$1,228	$237	$(6)	19%	(1)%
Network and processing	357	425	393	(68)	32	(16)%	8%
Marketing	870	964	918	(94)	46	(10)%	5%
Professional fees	337	286	268	51	18	18%	7%
Depreciation and amortization	288	265	226	23	39	9%	17%
General and administrative	414	359	338	55	21	15%	7%
Litigation provision	7	(45)	2	52	(47)	NM	NM

Total Operating Expenses	$3,732	$3,476	$3,373	$256	$103	7%	3%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•	Personnel increased in fiscal 2011 primarily due to the inclusion of new employees from our acquisitions of CyberSource, PlaySpan and Fundamo in July 2010, March 2011 and June

2011, respectively. These acquisitions, combined with other increases in headcount throughout the organization, reflect our strategy to invest for future growth.

The decrease in fiscal 2010 reflects lower severance charges and reductions in our net periodic pension cost due to the remeasurement and annual census update of our U.S. pension plan. See Note 11—Pension, Postretirement and Other Benefits to our consolidated financial statements. The decrease was offset by additional salary and stock compensation expense as a result of our acquisition of CyberSource in July 2010.

•

Network and processing decreased in fiscal 2011 primarily due to the previously announced change in the presentation of revenue and operating expense associated with the processing of non-Visa network transactions. Beginning October 2010, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore do not appear in our financial results. As such, $140 million of revenues and related expenses recorded in fiscal 2010 associated with the pass-through of non-Visa network transactions did not recur. This change does not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset; however, this change in presentation resulted in a reported decline in network and processing throughout fiscal 2011 as compared to the prior year. This decline was partially offset by increased investment in technology projects and the inclusion of CyberSource and PlaySpan activities.

The increase in fiscal 2010 reflects higher fees paid for debit processing services related to processing transactions through non-Visa networks.

•

Marketing decreased in fiscal 2011 primarily due to the previously announced changes in contractual arrangements that transitioned the direct billing and administration of the Visa Extras rewards platform from Visa to a third-party service provider. As a result, revenues and offsetting costs associated with these transactions are reported on a net basis and therefore do not appear in our financial results. Further, a large issuer converted away from the platform entirely in June 2010. The combined impacts resulted in $89 million of revenues and related expenses recorded in fiscal 2010 associated with Visa Extras that did not recur. These changes do not impact operating income or net income attributable to Visa Inc., as revenue and expense amounts completely offset. The decline in marketing expense also reflects the absence of spending associated with the 2010 Winter Olympics and the 2010 FIFA World Cup incurred in the prior year. The decline was partially offset by the inclusion of CyberSource activity. We expect to incur under $1 billion of marketing expense in fiscal 2012, which is reflective of incremental investment to support our key country growth strategies, our new product initiatives, recent acquisitions, as well as some modest incremental spend associated with our sponsorship of the 2012 Summer Olympics.

The increase in fiscal 2010 reflects higher spending in connection with the 2010 Winter Olympics and the 2010 FIFA World Cup. The increase also reflects additional investment in emerging markets and higher redemption costs associated with the Visa Extras loyalty platform.

•	Professional fees increased in fiscal 2011, primarily reflecting investment in technology projects to support our strategy for future growth,

The increase in fiscal 2010 primarily reflects professional fees associated with our acquisition of CyberSource and consulting fees related to the migration of one of our product platforms to a new service provider. The increase was offset by the absence of legal fees related to the settlement of Discover financial services and various other litigation matters in fiscal 2009.

•

Depreciation and amortization increased in fiscal 2011, primarily reflecting the impact of newly acquired technology and intangible assets from our acquisitions of CyberSource and PlaySpan in July 2010 and March 2011, respectively, offset by the absence of depreciation and amortization on the incremental basis in assets recorded in our October 2007 reorganization, as these assets were fully depreciated as of September 30, 2010. See Note 5—Acquisitions to our consolidated financial statements.

The increase in fiscal 2010 primarily reflects additional depreciation and amortization on technology and intangible assets acquired in the CyberSource acquisition, as well as charges related to the east coast data center and office building that were placed in service during the second half of fiscal 2009.

•

General and administrative increased in fiscal 2011 primarily due to increased travel and the inclusion of CyberSource activity, combined with reserves for a potential government assessment in one of our international geographies in fiscal 2011.

In fiscal 2010, general and administration expenses increased primarily due to travel activities related to the 2010 Winter Olympics and the 2010 FIFA World Cup.

•

Litigation provision increased in fiscal 2011 primarily reflecting the absence of the $41 million pre-tax gain recorded in fiscal 2010 as a result of prepaying the remaining obligation under the Retailers’ litigation settlement. The gain reflects the difference between our prepayment amount of $682 million and the carrying value of the obligation. There were no other significant litigation provisions made during fiscal 2011, 2010 or 2009. See Note 21—Legal Matters to our consolidated financial statements.

Other Income (Expense)

The following table sets forth the components of our other income (expense) for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
	(in millions, except percentages)
Interest expense	$(32)	$(72)	$(115)	$40	$43	(55)%	(37)%
Investment income, net	108	49	575	59	(526)	NM	(92)%
Other	124	72	2	52	70	73%	NM

Total Other Income (Expense)	$200	$49	$462	$151	$(413)	NM	(90)%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•

Interest expense decreased in fiscal 2011 and 2010 primarily due to the reversal of prior years’ accrued interest upon the effective settlement of uncertainties surrounding the timing of certain deductions for income tax purposes. The decrease in fiscal 2011 also reflects lower interest accretion from declining litigation balances. The decrease in fiscal 2010 was partially offset by increases related to uncertain tax positions recorded in the first half of fiscal 2010. See Note 20—Income Taxes and Note 21—Legal Matters to our consolidated financial statements.

•

Investment income, net increased in fiscal 2011 primarily reflecting the pre-tax gains recognized from our sale of Visa Vale issuer CBSS, partially offset by the absence of the pre-tax gain recognized in fiscal 2010 for our investment in the Reserve Primary Fund.

Investment income, net decreased in fiscal 2010 primarily due to the absence of a pre-tax gain of $473 million and the loss of dividend income upon the sale of our ownership interest in VisaNet do Brasil in fiscal 2009. Additionally, we earned lower interest income in fiscal 2010 as a result of lower interest rates applicable to our investments and lower investment balances.

•

Other non-operating income primarily reflects non-cash adjustments to the fair market value of the Visa Europe put option of $122 million and $79 million in fiscal 2011 and 2010, respectively. The changes in value are not subject to tax, and do not reflect any change in the likelihood that Visa Europe will exercise its option. See Note 2—Visa Europe to our consolidated financial statements.

Effective Income Tax Rate

The effective tax rates were 36% in fiscal 2011 and 2010, compared with 41% in fiscal 2009.

The effective tax rates in fiscal 2011 and 2010 were lower than the rate in fiscal 2009 primarily due to the benefit of tax incentives in Singapore, our largest operating hub outside the U.S., beneficial changes in the geographic mix of our global income, the nontaxable revaluations of the Visa Europe put option in fiscal 2011 and 2010, and the absence of additional foreign tax related to the sale of our investment in VisaNet do Brasil in fiscal 2009.

As a result of anticipated beneficial changes to certain state tax laws beginning in fiscal 2012 and other factors, we expect our effective tax rate to decrease in fiscal 2012 to 33% to 34%. This rate excludes any potential related non-cash impact from the remeasurement of deferred tax assets and liabilities.

Liquidity and Capital Resources

Management of Our Liquidity

We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures, and we may elect to raise additional funds for these purposes in the future through the issuance of either debt or equity. Our treasury policies provide management with the guidelines and authority to manage liquidity risk in a manner consistent with corporate objectives.

The objectives of our treasury policies are to provide adequate liquidity to cover operating expenditures and liquidity contingency scenarios, to ensure payments on required litigation settlements, to ensure timely completion of payments settlement activities, to make planned capital investments in our business, to pay dividends and repurchase our shares at the discretion of our board of directors and to optimize income earned by investing excess cash in securities that we believe are high-quality and marketable in the short term.

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

Cash Flow Data

The following table summarizes our cash flow activity for the fiscal years presented:

	2011	2010	2009
	(in millions)
Total cash provided by (used in):
Operating activities	$3,872	2,691	558
Investing activities	(2,299)	(1,904)	1,830
Financing activities	(3,304)	(1,542)	(2,751)
Effect of exchange rate changes on cash and cash equivalents	(9)	5	1

Decrease in cash and cash equivalents	$(1,740)	$(750)	$(362)

Operating activities. Total cash provided by operating activities was higher during fiscal 2011 compared to the prior year, primarily reflecting higher year-to-date net income and the absence of a $682 million prepayment of our Retailer’s litigation obligation in the prior year. Both periods also contain other significant operational payments, including those related to client incentives, settlement transactions, other litigation settlement payments and our annual incentive compensation payments, which were broadly consistent year over year. Although we expect the new U.S. debit regulations to moderate the pace of our growth in operating cash in fiscal 2012, we believe that cash flow generated from operating activities will be more than sufficient to meet our ongoing operational needs.

Cash provided by operating activities for fiscal 2010 primarily reflects net income, including non-controlling interest, of $3.0 billion and adjustments for non-cash items of $2.1 billion, offset by payments for client incentives and litigation settlements, primarily including $682 million prepayment of our Retailers’ litigation obligation. Total cash provided by operating activities was higher during fiscal 2010 compared to the prior year, primarily reflecting higher net income and lower litigation settlement payments.

Cash provided by operating activities for fiscal 2009 consisted of net income, including non-controlling interest, of $2.4 billion and adjustments for non-cash items of $1.5 billion. Standard non-cash adjustments for client incentive accruals and depreciation and amortization were offset by a $473 million pre-tax gain on the sale of our investment in VisaNet do Brasil, which is reflected in investing activities. Cash from operating activities also reflects the use of $3.3 billion to fund significant operational payments, including litigation and client incentives.

Investing activities. Cash used in investing activities during fiscal 2011 primarily reflects purchases of $1.9 billion in U.S. government-sponsored debt securities and U.S. treasury securities, the acquisition of PlaySpan and Fundamo for $268 million, net of $22 million in cash received, and purchases of property, equipment and technology, which were higher compared to the prior year due to ongoing investments in technology, infrastructure and growth initiatives. The use of cash in investing activities was partially offset by the gross proceeds of $103 million from the sale of our investment in Visa Vale issuer CBSS. See Note 4—Fair Value Measurements and Investments and Note 6—Prepaid Expenses and Other Assets to our consolidated financial statements.

Cash used in investing activities during fiscal 2010 primarily reflects the acquisition of CyberSource in July 2010 for $1.8 billion, net of $147 million in cash received. The use of cash in investing activities was partially offset by net cash proceeds of $56 million from sales and maturities of investment securities which were reinvested in money market funds. We also received $89 million in cash distributions from the Reserve Primary Fund, or the Fund.

Cash provided by investing activities during fiscal 2009 primarily reflects the $884 million of cash distribution from the Fund, net cash proceeds of $290 million from the sales and maturities of investment securities and $1.0 billion from the sale of our 10% ownership in VisaNet do Brasil, all of which were reinvested in money market funds. We also purchased $306 million of property, equipment and technology primarily related to the construction of our East Coast data center.

Financing activities. Cash used in financing activities during fiscal 2011 primarily reflects $2.0 billion in repurchases of our class A common stock in the open market, deposits of $1.2 billion into the litigation escrow account and dividend payments of $423 million. The Company prepaid all of its outstanding debt in September 2011. See Note 10—Debt to our consolidated financial statements.

Cash used in financing activities during fiscal 2010 primarily reflects $1.0 billion in repurchases of class A common stock in the open market, a deposit of $500 million to the litigation escrow account and dividend payments of $368 million.

Cash used in financing activities during fiscal 2009 primarily reflects contractually-required redemption of certain series of our class C common shares for $2.6 billion, deposits of $1.8 billion to the litigation escrow account and dividend payments of $318 million, offset by covered litigation payments totaling $2.0 billion from the litigation escrow account.

Sources of Liquidity

Our primary sources of liquidity are cash on hand, cash flow from our operations, our investment portfolio, and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents, short-term available-for-sale investment securities, or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings, and return that these holdings provide.

As of September 30, 2011, $2.1 billion of cash, cash equivalent and available-for-sale investments securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed earnings of $1.9 billion. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Investment portfolio. Our investment portfolio is primarily comprised of securities which enable us to meet our working capital needs. Our investment portfolio primarily consists of liquid securities, including money market funds and debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The liquidity of our investment portfolio is subject to uncertainties that are difficult to predict.

Other factors that may impact the liquidity of our investment portfolio include changes to credit ratings of the securities as well as to the underlying assets supporting certain securities, rates of default of the underlying assets, underlying collateral value, discount rates, and ongoing strength and quality of credit markets. We will continue to review our portfolio in light of evolving market and economic conditions. However, if current market conditions deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired, which could adversely impact our financial results. We have policies that limit the amount of credit exposure to any one financial institution or type of investment. See Item 1A—Risk Factors—Unprecedented economic events in financial markets around the world have and are likely to continue to affect our clients, merchants and cardholders, resulting in a material and adverse impact on our prospects, growth, profitability, revenue and overall business.

Revolving credit facilities. On February 15, 2008, we entered into a $3.0 billion five-year revolving credit facility with a syndicate of banks including affiliates of certain holders of shares of our class B and class C common stock and certain of our clients and affiliates of our clients. Loans under the five-year facility may be in the form of: (1) Base Rate Advance, which will bear interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Bank of America prime rate; (2) Eurocurrency Advance, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus an applicable cost adjustment and an applicable margin of 0.11% to 0.30% based on our credit rating; or (3) U.S. Swing Loan, Euro Swing Loan, or Foreign Currency Swing Loan, which will bear interest at the rate equal to the applicable Swing Loan rate for that currency plus the same applicable margin plus additionally for Euro and Sterling loans, an applicable reserve requirement and cost adjustment. We also agreed to pay a facility fee on the aggregate commitment amount, whether used or unused, at a rate ranging from 0.04% to 0.10% and a utilization fee on loans at a rate ranging from 0.05% to 0.10% based on our credit rating. Currently, the applicable margin is 0.15%, the facility fee is 0.05% and the utilization fee is 0.05%. This facility contains certain covenants, including financial covenant requirements relating to a maximum level of debt to EBITDA and events of default customary for financings of this type. This facility expires on February 15, 2013. There were no borrowings under this facility and we were in compliance with all covenants during and at the end of fiscal 2011.

U.S. commercial paper program. We maintain a $500 million U.S. commercial paper program, which provides for the issuance of unsecured debt with maturities up to 270 days from the date of issuance at interest rates generally extended to companies with comparable credit ratings. The commercial paper program is a source of short-term borrowed funds that may be used from time to time to cover short-term cash needs. We had no obligations outstanding under this program during and at the end of fiscal 2011. There are no financial covenants related to this program.

Universal shelf registration statement. On May 6, 2009, we filed a registration statement with the U.S. Securities and Exchange Commission using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. The registration statement expires on May 5, 2012.

Escrow account. We maintain an escrow account for use in the payment of covered litigation matters. When the Company funds the escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements. The balance in this account at September 30, 2011 was $2.9 billion and is reflected as restricted cash on our consolidated balance sheet. As these funds are restricted for use solely for the purpose of making payments related to covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs.

Credit Ratings

At September 30, 2011, our credit ratings by Standard and Poor’s and Moody’s were as follows:

	Standard and Poor’s		Moody’s
Debt type	Rating	Outlook	Rating	Outlook
Short-term unsecured debt	A-1	Stable	P-1	Stable
Long-term unsecured debt	A+	Stable	A1	Stable

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

Uses of Liquidity

Payments settlement. Payments settlement due from and due to issuing and acquiring clients represents our most consistent liquidity requirement. U.S. dollar settlements are settled within the same day and do not result in a net receivable or payable balance, while settlement currencies other than the U.S. dollar generally remain outstanding for one to two business days, consistent with industry practice for such transactions.

Covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as covered litigation. As noted above, settlements of, or judgments in, covered litigation are paid from the escrow account. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements, as well as Sources of Liquidity. During fiscal 2011, we made $280 million in covered litigation payments that were funded from the escrow account.

Other litigation. Judgments in and settlements of litigation, other than covered litigation, could give rise to future liquidity needs.

Share repurchase. During fiscal 2011, we used $3.2 billion to effectively repurchase 43.0 million class A common shares on an as-converted basis, including $2.0 billion in open market repurchases and $1.2 billion in deposits into the litigation escrow account. Repurchased shares have been retired and constitute authorized but unissued shares. We have completed the share repurchase programs previously authorized by the board of directors in April 2011 and October 2010. In July 2011, our board of directors authorized a new $1.0 billion share repurchase program to be in effect through July 20, 2012. At September 30, 2011, the July share repurchase program had remaining authorized funds of $577 million. On October 26, 2011, we announced that our board of directors authorized a $1.0 billion increase to the existing share repurchase program, subject to the same terms of the July authorization. See Note 15—Stockholders’ Equity to our consolidated financial statements.

Dividends. During fiscal 2011, we paid $423 million in dividends. On October 18, 2011, our board of directors declared a quarterly dividend in the aggregate amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $151 million in connection with this dividend in December 2011. See Note 15—Stockholders’ Equity to our consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by our board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.

Visa Europe put option. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. The put option provides a formula for determining the purchase price of the Visa Europe shares, which subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, or the “P/E ratio” (as defined in the option agreement) at the time the option is exercised to Visa Europe’s adjusted sustainable income for the forward 12-month period, or the “adjusted sustainable income” (as defined in the option agreement). The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.

At September 30, 2011, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at September 30, 2011, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.

Given the perpetual nature of the put option and the various economic conditions which could be present at the time of exercise, our ultimate obligation in the event of exercise cannot be reliably estimated. The following table calculates our total obligation assuming, for illustrative purposes only, a range of P/E ratios for Visa Inc. and assuming that Visa Europe demonstrates $100 million of adjusted sustainable income at the date of exercise. The $100 million of assumed adjusted sustainable income provided below is for illustrative purposes only. This does not represent an estimate of the amount of adjusted sustainable income Visa Europe would have been able to demonstrate at September 30, 2011, or will be able to demonstrate at any point in time in the future. Should Visa Europe elect to exercise its option, we believe it is likely that it will implement changes in its business operations to move to a for-profit model in order to maximize adjusted sustainable income and, as a result, to increase the purchase price. The table also provides the amount of increase or decrease in the payout, assuming the same range of estimated P/E ratios, for each $25 million of adjusted sustainable income above or below the assumed $100 million demonstrated at the time of exercise. At September 30, 2011, our estimated long-term P/E ratio was 16.9x and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 1.9x. At September 30, 2011, the spot P/E ratio was 14.9x and the spot P/E differential, the difference between this ratio and the estimated spot ratio applicable to Visa Europe, was 1.1x. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

Visa Inc’s Forward Price-to-Earnings Ratio	Payout Assuming Adjusted Sustainable Income of $100 million(1)	Increase/Decrease in Payout for Each $25 million of Adjusted Sustainable Income Above/Below $100 million
	(in millions)	(in millions)
25	$2,500	$625
20	$2,000	$500
15	$1,500	$375

(1)

Given the large range of different economic environments and circumstances under which Visa Europe could decide to exercise its option, the ultimate purchase price could be several billion dollars or more.

Pension and other postretirement benefits. We sponsor various qualified and nonqualified defined benefit pension plans that generally provide benefits based on years of service, age and eligible compensation. Employees hired before January 1, 2008, earn benefits based on their pay during their last five years of employment. Employees hired or rehired on or after January 1, 2008 earn benefits based on a cash balance formula. Effective January 1, 2011, all employees accrued benefits under the cash balance formula and ceased to accrue benefits under any other formula. We also sponsor a postretirement benefit plan that provides postretirement medical benefits for retirees and dependents upon meeting minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under the Employee Retirement Income Security Act, or ERISA. Our nonqualified pension and other postretirement benefit plans are funded on a current basis. We typically fund our qualified pension plan in September of each year. Funding does not impact current period pension expense but has the positive impact of reducing future period expense for the plan. In fiscal 2011, 2010 and 2009, we made contributions to our pension and other postretirement plans of $74 million, $66 million, and $170 million, respectively. In fiscal 2012, we anticipate funding our defined benefit pension plans and postretirement plan by approximately $54 million. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets, and related tax consequences.

Capital expenditures. Our capital expenditures increased during fiscal 2011 due to investment in technology, infrastructure and growth initiatives. We expect capital expenditures to be in the $350 million to $400 million range in fiscal 2012, as we continue to make ongoing investments in technology and our payments system infrastructure.

Acquisitions. We acquired PlaySpan and Fundamo for a total of $268 million, net of $22 million in cash received, on March 1, 2011 and June 9, 2011, respectively. The acquisitions extend our capabilities in digital, eCommerce and mCommerce and provide long-term growth opportunities to connect billions of unbanked or under-banked consumers to each other and to the global economy with a secure, reliable and globally accepted form of payment. See Note 5—Acquisitions to our consolidated financial statements. We will continue to pursue our growth initiatives and to expand our product offerings through acquisitions and strategic partnerships in the future.

Other uses. The Company prepaid all of its outstanding debt in September 2011. See Note 10—Debt to our consolidated financial statements.

Fair Value Measurements-Financial Instruments

The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2011, our financial instruments measured at fair value on a recurring basis included approximately $6.4 billion of assets and $176 million of liabilities. Of these securities, $176 million, or less than 3%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. At September, 30, 2011, debt instruments in this category included $7 million of auction rate securities. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements.

There was no outstanding debt at September 30, 2011. See Note 10—Debt to our consolidated financial statements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are primarily comprised of guarantees. Visa has no off-balance sheet debt, other than lease and purchase order commitments as discussed below and reflected in our contractual obligations table.

Guarantees and Indemnifications

We indemnify clients for settlement losses suffered by reason of the failure of any other customer to honor Visa cards, traveler’s cheques, or other instruments processed in accordance with our operating regulations. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain global credit settlement risk policies and procedures to manage settlement risk which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 12—Settlement Guarantee Management to our consolidated financial statements.

In 2001, Visa International entered into a 20-year lease agreement for premises in London to be occupied by Visa Europe. The lease is assigned to Visa Europe Services, Inc., or VESI, a wholly-owned subsidiary of Visa Europe, with Visa International acting as a guarantor to the landlord as required by the laws of the United Kingdom. In the event of a default by VESI, Visa International is obligated to make base lease payments. VESI has agreed to reimburse Visa International for any liabilities that may arise under Visa International’s guarantee to the landlord. Visa International has not made any payments under this guarantee and the estimated fair value of this guarantee was less than $1 million at September 30, 2011.

In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material expected or contractually committed future obligation at September 30, 2011. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities. See Note 2—Visa Europe, Note 11—Pension, Postretirement and Other Benefits, Note 18—Commitments and Contingencies, and Note 21—Legal Matters to our consolidated financial statements.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase orders(1)	$810	$167	$18	$—	$995
Leases(2)	71	85	29	34	219
Client incentives(3)	1,795	2,558	1,439	566	6,358
Marketing and sponsorships(4)	119	214	94	86	513
Litigation settlement payments	140	—	—	—	140
Dividends(5)	151	—	—	—	151

Total(6, 7, 8)	$3,086	$3,024	$1,580	$686	$8,376

(1)

Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased and fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)	Includes both operating and capital leases. Visa leases certain premises, equipment and software licenses under leases with varying expiration dates.
(3)

Represents future cash payments for client incentive agreements with select clients under various programs designed to build payments volume, increase payment product acceptance and win merchant preference to route transactions over our network. These agreements, which range in terms from one to thirteen years, can provide card issuance and/or conversion support, volume / growth targets and marketing and program support based on specific performance requirements. Payments under these agreements will be offset by revenues earned from higher corresponding payments and transaction volumes. These payment amounts are estimates and will change based on customer performance, execution of new contracts, or amendments to existing contracts. Related amounts disclosed in Note 18—Commitments and Contingencies to our consolidated financial statements represent the associated expected future reduction of revenues related to these agreements.

(4)

Visa is a party to contractual sponsorship agreements ranging from approximately two to sixteen years. These contracts are designed to help increase Visa-branded cards and volumes. Over the life of these contracts, Visa is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa has an obligation to spend certain minimum amounts for advertising and marketing promotion over the contract terms. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent.

(5)	Includes dividend amount of $151 million as dividends were declared on October 18, 2011 and will be paid on December 6, 2011 to all holders of record of Visa’s common stock as of November 18, 2011.

(6)

We have liabilities for uncertain tax positions of $468 million. At September 30, 2011, we also accrued $65 million of interest and $8 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(7)

Visa granted a perpetual put option to Visa Europe, which if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Due to the perpetual nature of the instrument and the various economic conditions, which could exist when the put is exercised, the ultimate amount and timing of Visa’s obligation, if any, cannot be reliably estimated. Therefore, no amounts related to this obligation have been included in the table. However, given the range of different economic environments and circumstances under which Visa Europe could exercise its option, the ultimate purchase price could be several billion dollars or more. The fair value of the Visa Europe put option itself totaling $145 million at September 30, 2011 has also been excluded from this table as it does not represent the amount or an estimate of the amount of Visa’s obligation in the event of exercise. See Liquidity and Critical Accounting Estimates sections of this Management’s Discussion and Analysis and Note 2—Visa Europe to our consolidated financial statements.

(8)

We evaluate the need to make contributions to our pension plan after considering the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. Expected contributions to our pension plan have not been included in the table as such amounts are dependent upon the considerations discussed above, and may result in a wide range of amounts. See Note 11—Pension, Postretirement and Other Benefits to our consolidated financial statements.

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

Revenue Recognition—Client Incentives

Critical Estimates. We enter into incentive agreements with select clients and other business partners designed to build payments volume, increase product acceptance and win merchant preference to route transactions over our network. These incentives are primarily accounted for as reductions to operating revenues or as operating expenses if a separate identifiable benefit can be established. We generally capitalize certain incentive payments under these agreements if certain criteria are met. The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability clauses, such as early termination clauses, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of amounts deferred. Incentives are accrued systematically and rationally based on management’s estimate of each client’s performance. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the period of future economic benefit.

Assumptions and Judgment. Estimation of client incentives relies on forecasts of payments volume, card issuance and card conversion. Performance is estimated using customer reported information, transactional information accumulated from our systems, historical information and discussions with our clients.

Impact if Actual Results Differ from Assumptions. If our clients’ actual performance or recoverable cash flows are not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payment and transaction volume, which drive our net revenue. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2011, client incentives represented 17% of gross operating revenues.

Fair Value—Visa Europe Put Option

Critical Estimates. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies our forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised to Visa Europe’s projected adjusted sustainable income for the forward 12-month period, or the adjusted sustainable income (as defined in the option agreement). The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items.

Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price. See Note 2—Visa Europe to our consolidated financial statements for further detail regarding the calculation of the put exercise price under the agreement.

The fair value of Visa Europe’s option was estimated to be approximately $145 million at September 30, 2011. While the put option is in fact non-transferable, this amount, recorded in our financial statements, represents our estimate of the amount we would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction. The fair value of the put option is computed by comparing the estimated strike price, under the terms of the put agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is defined as the estimated amount a third-party market participant might pay in an arm’s length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe will never exercise its option.

While this amount represents the fair value of the put option at September 30, 2011, it does not represent the actual purchase price that we may be required to pay if the option is exercised, which could be several billion dollars or more. See the Liquidity and Capital Resources section of Management’s Discussion and Analysis for further discussion.

Assumptions and Judgment. The most significant estimates used in the valuation of the fair value of the put option are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the forward price-to-earnings multiple applicable to our common stock, as defined in the put option agreement, and that applicable to Visa Europe on a stand-alone basis at the time of exercise, which we refer to as the P/E differential.

Probability of Exercise-Exercise of the put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, under its Articles of Association). We estimate the assumed probability of exercise based on reasonably available information including, but not limited to: (i) Visa Europe’s stated intentions; (ii) indications that Visa Europe is preparing to exercise as reflected in its reported financial results; (iii) evaluation of market conditions, including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iv) qualitative factors applicable to Visa Europe’s largest members, which could indicate a change in their need or desire to liquidate their investment holdings.

P/E Differential-The P/E differential is determined by estimating the relative difference in the forward price-to-earnings multiples applicable to our common stock, as defined in the put option agreement, and that applicable to Visa Europe at the time of exercise. For valuation purposes, the forward price-to-earnings multiple applicable to our common stock at the time of exercise is estimated by evaluating various quantitative measures and qualitative factors. Quantitatively, we estimate our P/E ratio by dividing the average stock price over the preceding 24 months (the “long-term P/E calculation”) and the last 30 trading dates (the “30-day P/E calculation”) prior to the measurement date by the median estimate of our net income per share for the 12 months starting with the next calendar quarter immediately following the reporting date. This median earnings estimate is obtained from the Institutional Brokers’ Estimate System (I/B/E/S). We then determine the best estimate of our long-term price-to-earnings multiple for valuation purposes by qualitatively evaluating the 30-day P/E calculation as compared to the long-term P/E calculation. In this evaluation we examine both measures to determine whether differences, if any, are the result of a fundamental change in our long-term value or the result of short-term market volatility or other non-Company specific market factors that may not be indicative of our long-term forward P/E. We believe, given the perpetual nature of the put option, that a market participant would more heavily weight long-term value indicators, as opposed to short-term indicators.

Factors that might indicate a fundamental change in long-term value include, but are not limited to, changes in the regulatory environment, client portfolio, long-term growth rates or new product innovation. A consistent methodology is applied to a group of comparable public companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe. These estimates, therefore, are impacted by changes in stock prices and the financial market’s expectations of our future earnings and those of the comparable companies.

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

Impact if Actual Results Differ from Assumptions. In the determination of the fair value of the put option at September 30, 2011, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of approximately 1.9x. The use of a probability of exercise that is 5% higher than our estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option. The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at September 30, 2011. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that this obligation could become payable within 12 months.

Fair Value-Goodwill and Intangible Assets

Critical Estimates. We are required to estimate the fair value and useful lives of assets acquired and liabilities assumed, including intangible assets, in a business combination. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed is goodwill. We are subsequently required to assess assets acquired and goodwill for impairment.

Assumptions and Judgment. Judgment used in the valuation of assets and liabilities assumed in business combinations, including goodwill and intangible assets, can include the cash flows that an asset is expected to generate, the weighted-average cost of capital and a discount rate determined by management. We believe that the assumptions made are comparable to those that market participants would use in making estimates of fair value. Determining the expected life of an intangible asset requires management’s judgment and is based on the evaluation of various factors, including the competitive environment, market share, customer history and macroeconomic situation. We determined that our Visa brand, customer relationships and Visa Europe franchise right are intangible assets with indefinite lives, based on our significant market share, history of strong revenue and cash flow performance, and historical retention rates. As a result of acquiring Fundamo in June 2011, PlaySpan in March 2011 and CyberSource in July 2010, respectively, we acquired intangible assets comprising customer relationships, tradenames and reseller relationships, which we determined have finite useful lives ranging primarily from 1 to 15 years. See Note 5—Acquisitions and Note 8—Intangible Assets, Net to our consolidated financial statements. Our assets acquired, liabilities assumed and related goodwill are assigned to respective reporting units, and goodwill impairment is assessed at the reporting unit level.

Indefinite-lived intangible assets. Annually or whenever events or changes in circumstances indicate that impairment may exist, we test each category of indefinite-lived intangible assets for impairment on an aggregate basis, which may require the allocation of cash flows and/or an estimate of fair value to those assets or asset group. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. We rely on a number of factors when completing impairment assessment including a review of discounted future cash flows, business plans and use of present value techniques. As of February 1, 2011, our annual impairment review date, we evaluated our indefinite-lived intangible assets for impairment and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment may exist thereafter as reflected by the overall performance of our business and market capitalization.

Finite-lived intangible assets. We evaluate the recoverability of finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. No recent events or changes in circumstances indicate that finite-lived intangible assets were impaired as of September 30, 2011.

Goodwill. Review of goodwill impairment is completed annually or whenever events or changes in circumstances indicate that impairment may exist. Goodwill impairment is reviewed using a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. We rely on a number of factors when completing impairment assessment including a review of discounted future cash flows, business plans and use of present value techniques. We evaluated our goodwill for impairment on February 1, 2011, our annual impairment review date, and concluded there was no impairment as of that date. Subsequent to this annual assessment, we acquired Fundamo and PlaySpan, which resulted in additional goodwill. No recent events or changes in circumstances indicate that impairment exists as reflected by the business performance of our reporting units and overall market capitalization as of September 30, 2011.

Impact if Actual Results Differ from Assumptions. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges. The carrying values of goodwill and intangible assets, net were $11.7 billion and $11.4 billion, respectively, including $10.9 billion of indefinite-lived intangible assets and $553 million of finite-lived intangible assets, net at September 30, 2011.

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

Our retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the covered litigation. The plan’s mechanisms include the use of the litigation escrow account. The accrual related to covered litigation could be either higher or lower than the escrow account balance. We did not record an additional accrual for covered litigation during fiscal 2011. See Note 3—Retrospective Responsibility Plan to our consolidated financial statements.

Impact if Actual Results Differ from Assumptions. Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations. See Note 21—Legal Matters to our consolidated financial statements.

Income Taxes

Critical Estimates. In calculating our effective tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.

Assumptions and Judgment. We have various tax filing positions with regard to the timing and amount of deductions and credits, the establishment of liabilities for uncertain tax positions and the allocation of income among various tax jurisdictions. We are also required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities.

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

We utilize a rolling hedge strategy program to reduce the exchange rate risk from forecasted net exposure of revenues derived from and payments made in foreign currencies during the following 12 months. The aggregate notional amount of our foreign currency forward contracts outstanding in our exchange rate risk management program was $651 million and $627 million at September 30, 2011 and 2010, respectively. The aggregate notional amount of $651 million outstanding at September 30, 2011, is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results for this period could materially differ from our forecast. The effect of a hypothetical 10% change of the U.S. dollar is estimated to create an additional fair value gain or loss of approximately $54 million on our foreign currency forward contracts outstanding at September 30, 2011. See Note 13—Derivative Financial Instruments to our consolidated financial statements.

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

The fair value balances of our fixed-rate investment securities at September 30, 2011 and 2010, were $1.2 billion and $135 million, respectively. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on our investment portfolio at September 30, 2011. The fair value balances of our adjustable-rate debt securities were $764 million and $13 million at September 30, 2011 and 2010, respectively.

Equity Price Risk

Visa Europe Put Option. We have a liability related to the put option with Visa Europe which is recorded at fair market value at September 30, 2011. We are required to record any change in the fair value of the put option on a quarterly basis. In the determination of the fair value of the put option at September 30, 2011, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 1.9x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option. See Liquidity and Capital Resources and Critical Accounting Estimates above.

Pension Plan. Our U.S. defined benefit pension plan assets were $783 million and $766 million and projected benefit obligations were $839 million and $743 million at September 30, 2011 and 2010, respectively. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the plan, an increase in pension cost and an increase in required funding. We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for fiscal 2012, which we expect to make in September 2012.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

ITEM 8.	Financial Statements and Supplementary Data

VISA INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Visa Inc.:

We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2011. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

San Francisco, California

November 17, 2011

VISA INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010
	(in millions, except par value data)
Assets
Cash and cash equivalents	$2,127	$3,867
Restricted cash—litigation escrow (Note 3)	2,857	1,866
Investment securities (Note 4)
Trading	57	60
Available-for-sale	1,214	124
Settlement receivable	412	402
Accounts receivable	560	476
Customer collateral (Note 12)	931	899
Current portion of client incentives	278	175
Current portion of deferred tax assets (Note 20)	489	623
Prepaid expenses and other current assets (Note 6)	265	242

Total current assets	9,190	8,734
Restricted cash—litigation escrow (Note 3)	—	70
Investment securities, available-for-sale (Note 4)	711	24
Client incentives	85	101
Property, equipment and technology, net (Note 7)	1,541	1,357
Other assets (Note 6)	129	197
Intangible assets, net (Note 8)	11,436	11,478
Goodwill	11,668	11,447

Total assets	$34,760	$33,408

Liabilities
Accounts payable	$169	$137
Settlement payable	449	406
Customer collateral (Note 12)	931	899
Accrued compensation and benefits	387	370
Client incentives	528	418
Accrued liabilities (Note 9)	562	625
Current portion of long-term debt (Note 10)	—	12
Current portion of accrued litigation (Note 21)	425	631

Total current liabilities	3,451	3,498
Long-term debt (Note 10)	—	32
Accrued litigation (Note 21)	—	66
Deferred tax liabilities (Note 20)	4,205	4,181
Other liabilities (Note 9)	667	617

Total liabilities	8,323	8,394

Commitments and contingencies (Note 18)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2011	September 30, 2010
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 520 and 493 shares issued and outstanding at September 30, 2011, and September 30, 2010, respectively (Note 15)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2011 and September 30, 2010 (Note 15)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 47 and 97 shares issued and outstanding at September 30, 2011, and September 30, 2010, respectively (Note 15)	—	—
Additional paid-in capital	19,907	20,794
Accumulated income	6,706	4,368
Accumulated other comprehensive income (loss), net
Investment securities, available-for-sale	—	3
Defined benefit pension and other postretirement plans	(186)	(115)
Derivative instruments classified as cash flow hedges	18	(40)
Foreign currency translation adjustments	(8)	1

Total accumulated other comprehensive loss, net	(176)	(151)

Total Visa Inc. stockholders’ equity	26,437	25,011
Non-controlling interest	—	3
Total equity	26,437	25,014

Total liabilities and equity	$34,760	$33,408

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2011	2010	2009
	(in millions, except per share data)
Operating Revenues
Service revenues	$4,261	$3,497	$3,174
Data processing revenues	3,478	3,125	2,430
International transaction revenues	2,674	2,290	1,916
Other revenues	655	713	625
Client incentives	(1,880)	(1,560)	(1,234)

Total operating revenues	9,188	8,065	6,911

Operating Expenses
Personnel	1,459	1,222	1,228
Network and processing	357	425	393
Marketing	870	964	918
Professional fees	337	286	268
Depreciation and amortization	288	265	226
General and administrative	414	359	338
Litigation provision (Note 21)	7	(45)	2

Total operating expenses	3,732	3,476	3,373

Operating income	5,456	4,589	3,538

Other Income (Expense)
Interest expense	(32)	(72)	(115)
Investment income, net (Note 4)	108	49	575
Other	124	72	2

Total other income	200	49	462

Income before income taxes	5,656	4,638	4,000
Income tax provision	2,010	1,674	1,648

Net income including non-controlling interest	3,646	2,964	2,352
Loss attributable to non-controlling interest	4	2	1

Net income attributable to Visa Inc.	$3,650	$2,966	$2,353

Basic earnings per share (Note 16)
Class A common stock	$5.18	$4.03	$3.10

Class B common stock	$2.59	$2.31	$1.98

Class C common stock	$5.18	$4.03	$3.10

Basic weighted-average shares outstanding (Note 16)
Class A common stock	509	482	451

Class B common stock	245	245	245

Class C common stock	70	112	148

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended September 30,
	2011	2010	2009
	(in millions, except per share data)
Diluted earnings per share (Note 16)
Class A common stock	$5.16	$4.01	$3.10

Class B common stock	$2.58	$2.30	$1.98

Class C common stock	$5.16	$4.01	$3.10

Diluted weighted-average shares outstanding (Note 16)
Class A common stock	707	739	759

Class B common stock	245	245	245

Class C common stock	70	112	148

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2011	2010	2009
	(in millions)
Net income including non-controlling interest	$3,646	$2,964	$2,352
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized (loss) gain	(1)	(10)	18
Income tax effect	—	4	(7)
Reclassification adjustment for net gain realized in net income including non-controlling interest	(4)	(1)	(3)
Income tax effect	2	—	1
Defined benefit pension and other postretirement plans	(117)	35	(112)
Income tax effect	46	(14)	42
Derivative instruments classified as cash flow hedges
Net unrealized loss (gain)	18	(28)	(92)
Income tax effect	(9)	6	30
Reclassification adjustment for net loss realized in net income including non-controlling interest	62	61	6
Income tax effect	(13)	(21)	(2)
Foreign currency translation adjustments	(9)	5	1

Other comprehensive (loss) income, net of tax	(25)	37	(118)

Comprehensive income including non-controlling interest	$3,621	$3,001	$2,234
Comprehensive loss attributable to non-controlling interest	4	2	1

Comprehensive income attributable to Visa Inc.	$3,625	$3,003	$2,235

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock
	Class A	Class B	Class C(1)	Class C (series III and series IV)	Additional Paid-In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity (Deficit)
	(in millions, except per share data)
Balance as of September 30, 2008	448	245	124	28	$21,060	$(35)	$186	$(70)	$—	$21,141

Net income attributable to Visa Inc.							2,353			2,353
Loss attributable to non-controlling interest									(1)	(1)
Other comprehensive loss, net of tax								(118)		(118)

Comprehensive income including non-controlling interest										2,234
Issuance of restricted share awards	1				—					—
Conversion of class C (series III) and class C (series IV) into class C (series I) common stock			28	(28)						—
Conversion of class C common stock upon sale into public market	21		(21)							—
Share-based compensation (Note 17)					115					115
Excess tax benefit for share-based compensation					7					7
Cash proceeds from exercise of stock options					32					32
Restricted stock instruments settled in cash for taxes					(22)					(22)
Accretion of class C (series II) common stock							(2)			(2)
Cash dividends declared and paid, at a quarterly amount of $0.105 per as-converted share							(318)			(318)
Gain upon issuance of equity interest in joint venture					6					6
Retirement of treasury stock					(39)	34				(5)
Special IPO dividends received from cost-method investees					1	(1)				—
Investment in partially-owned consolidated subsidiary									5	5

Balance as of September 30, 2009	470	245	131	—	$21,160	$(2)	$2,219	$(188)	$4	$23,193

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock
	Class A	Class B	Class C(1)	Class C (series III and series IV)	Additional Paid-In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity (Deficit)
	(in millions, except per share data)
Balance as of September 30, 2009	470	245	131	—	$21,160	$(2)	$2,219	$(188)	$4	$23,193

Net income attributable to Visa Inc.							2,966			2,966
Loss attributable to non-controlling interest									(2)	(2)
Other comprehensive income, net of tax								37		37

Comprehensive income including non-controlling interest										3,001
Issuance of restricted share awards	1									—
Conversion of class C common stock upon sale into public market	34		(34)							—
Share-based compensation (Note 17)					131					131
Excess tax benefit for share-based compensation					14					14
Cash proceeds from exercise of stock options	1				56					56
Restricted stock instruments settled in cash for taxes					(14)					(14)
Cash dividends declared and paid, at a quarterly amount of $0.125 per as-converted share							(368)			(368)
Retirement of treasury stock					(2)	2				—
Repurchase of class A common stock	(13)				(551)		(449)			(1,000)
Special IPO dividends received from cost-method investees					1					1
Investment in partially-owned consolidated subsidiary					(1)				1	—

Balance as of September 30, 2010	493	245	97	—	$20,794	$—	$4,368	$(151)	$3	$25,014

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock
	Class A	Class B	Class C(1)	Class C (series III and series IV)	Additional Paid-In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity (Deficit)
	(in millions, except per share data)
Balance as of September 30, 2010	493	245	97	—	$20,794	$—	$4,368	$(151)	$3	$25,014

Net income attributable to Visa Inc.							3,650			3,650
Loss attributable to non-controlling interest									(4)	(4)
Other comprehensive income, net of tax								(25)		(25)

Comprehensive income including non-controlling interest										3,621
Issuance of restricted share awards	1									—
Vesting of restricted stock units and performance shares	1
Conversion of class C common stock upon sale into public market	50		(50)							—
Share-based compensation (Note 17)					154					154
Excess tax benefit for share-based compensation					18					18
Cash proceeds from exercise of stock options	3				99					99
Restricted stock instruments settled in cash for taxes	(1)				(22)					(22)
Cash dividends declared and paid, at a quarterly amount of $0.15 per as-converted share (Note 15)							(423)			(423)
Repurchase of class A common stock (Note 15)	(27)				(1,135)		(889)			(2,024)
Investment in partially-owned consolidated subsidiary					(1)				1	—

Balance as of September 30, 2011	520	245	47	—	19,907	—	6,706	(176)	—	26,437

(1)	Shares of class C (series I) common stock were designated as class C common stock with no series designation upon October 2008 redemption.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2011	2010	2009
	(in millions)
Operating Activities
Net income including non-controlling interest	$3,646	$2,964	$2,352
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	1,880	1,560	1,234
Fair value adjustment for the Visa Europe put option	(122)	(79)	—
Share-based compensation	154	131	115
Excess tax benefit for share-based compensation	(18)	(14)	(7)
Depreciation and amortization of property, equipment and technology and intangible assets	288	265	226
Litigation provision and accretion (Note 21)	18	(18)	95
Net recognized (gain) loss on investment securities, including other-than-temporary impairment	(3)	(21)	5
Net recognized gain on other investments, including other-than-temporary impairment	(92)	(3)	(462)
Deferred income taxes	164	249	297
Other	(9)	(8)	(35)
Change in operating assets and liabilities:
Trading securities	3	(1)	34
Settlement receivable	(4)	203	526
Accounts receivable	(79)	(7)	(102)
Client incentives	(1,857)	(1,386)	(1,136)
Other assets	(1)	(41)	(109)
Accounts payable	29	(21)	(3)
Settlement payable	36	(245)	(461)
Accrued compensation and benefits	16	(26)	(23)
Accrued and other liabilities	113	191	213
Accrued litigation	(290)	(1,002)	(2,201)

Net cash provided by operating activities	3,872	2,691	558

Investing Activities
Acquisition, net of cash received of $22, $147 and $0, respectively (Note 5)	(268)	(1,805)	—
Purchases of property, equipment and technology	(353)	(241)	(306)
Proceeds from disposal of property, equipment and technology	—	3	—
Distributions from money market investment	—	89	884
Investment securities, available-for-sale:
Purchases	(1,910)	(11)	(7)
Proceeds from sales and maturities	129	67	297
Purchases of / contributions to other investments	(13)	(17)	(48)
Proceeds / distributions of other investments	116	11	1,010

Net cash (used in) provided by investing activities	(2,299)	(1,904)	1,830

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2011	2010	2009
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 15)	(2,024)	(1,000)	—
Dividends paid (Note 15)	(423)	(368)	(318)
Deposits into litigation escrow account—retrospective responsibility plan (Note 3)	(1,200)	(500)	(1,800)
Payments from litigation escrow account—retrospective responsibility plan (Note 3)	280	280	2,028
Cash proceeds from exercise of stock options	99	56	32
Excess tax benefit for share-based compensation	18	14	7
Principal payments on debt	(44)	(12)	(50)
Principal payments on capital lease obligations	(10)	(12)	(4)
Payment for redemption of stock	—	—	(2,646)

Net cash used in financing activities	(3,304)	(1,542)	(2,751)

Effect of exchange rate changes on cash and cash equivalents	(9)	5	1

Decrease in cash and cash equivalents	(1,740)	(750)	(362)
Cash and cash equivalents at beginning of year	3,867	4,617	4,979

Cash and cash equivalents at end of year	$2,127	$3,867	$4,617

Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,731	$1,291	$1,172
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment and technology	$36	$31	$18
Interest payments on debt	$3	$4	$7
Assets acquired in joint venture with note payable and equity interest issued	$—	$—	$22

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in millions, except as noted)

Note 1—Summary of Significant Accounting Policies

Organization. In a series of transactions from October 1 to October 3, 2007, Visa Inc. (“Visa” or the “Company”) undertook a reorganization in which Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Canada Corporation (“Visa Canada”) and Inovant LLC (“Inovant”) became direct or indirect subsidiaries of Visa and the retrospective responsibility plan was established. See Note 3—Retrospective Responsibility Plan. The reorganization was reflected as a single transaction on October 1, 2007 using the purchase method of accounting with Visa U.S.A. as the accounting acquirer. Visa Europe did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions. See Note 2—Visa Europe.

Visa Inc. is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of cash and checks. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc., Visa International Service Association, Visa Worldwide Pte. Limited (“VWPL”), Visa Canada Corporation, Inovant LLC and CyberSource Corporation (“CyberSource”), operate the world’s largest retail electronic payments network. The Company provides its clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards, which are the independent responsibility of the Company’s issuing clients. The Company acquired PlaySpan Inc. (“PlaySpan”) on March 1, 2011, and Fundamo (Proprietary) Limited (“Fundamo”) on June 9, 2011. See Note 5—Acquisitions.

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

The Company has one reportable segment, “Payment Services.” The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of Visa Inc. as a single global business.

Effective fiscal 2011, the Company adopted Accounting Standards Codification (“ASC”) 810-10, issued by the Financial Accounting Standards Board (“FASB”) that changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The adoption did not have a material impact on the consolidated financial statements.

Use of estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Future actual results could materially differ from these estimates. The use of estimates in specific accounting policies is described further below as appropriate.

Cash and cash equivalents. Cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less from the date of purchase. Cash equivalents are recorded at cost, which approximates fair value.

Restricted cash—litigation escrow. The Company deposited funds from the IPO and its own funds into an escrow account from which settlements of, or judgments in, the covered litigation will be paid. See Note 21—Legal Matters for a discussion of covered litigation. The escrow funds are held in money market investments together with the income earned, less applicable taxes payable, and classified as restricted cash on the consolidated balance sheets. The amount of the escrow account, equivalent to the actual undiscounted amount of payments expected to be made beyond one year from the balance sheet date for settled claims, is classified as a non-current asset. Interest earned on escrow funds is included in investment income, net, on the consolidated statements of operations.

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

Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The fair value of the Company’s cash equivalents (money market funds), mutual fund equity securities, U.S. Treasury securities, and exchange-traded equity securities are based on quoted prices and are therefore classified as Level 1. See Note 4—Fair Value Measurements and Investments.

Level 2—Inputs to the valuation methodology can include: (1) quoted prices in active markets for similar (not identical) assets or liabilities; (2) quoted prices for identical or similar assets in non-active markets; (3) inputs other than quoted prices that are observable for the asset or liability; or (4) inputs that are derived principally from or corroborated by observable market data.

Level 2 assets include U.S. government-sponsored debt securities for which fair value is based on quoted prices in active markets for similar assets, and other observable inputs. Foreign exchange derivative instruments in an asset or liability position are also classified as Level 2 and are valued using inputs that are derived principally from or corroborated with observable market data. See Note 4—Fair Value Measurements and Investments.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Level 3—Inputs to the valuation methodology are unobservable and cannot be corroborated by observable market data. Inputs reflect the use of significant management judgment via the use of pricing models for which the assumptions include estimates of market participant assumptions. Level 3 assets include the Company’s auction rate securities. Level 3 liabilities include the Visa Europe put option and the earn-out related to the PlaySpan acquisition. See Note 4—Fair Value Measurements and Investments.

Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2010-06 issued by the FASB. This ASU impacts disclosures only and requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. See Note 4—Fair Value Measurements and Investments.

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

The Company evaluates its debt securities for other-than-temporary impairment, or OTTI, on an ongoing basis. OTTI is assessed when fair value is below amortized cost. When there has been a decline in fair value of a debt security below amortized cost basis, the Company recognizes OTTI if (1) it has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company has not presented required separate disclosures because its gross unrealized loss positions in debt securities for the periods presented are not material. In addition, the credit and non-credit loss components of debt securities on the balance sheet for which OTTI was previously recognized were not material. The Company had no OTTI for available-for-sale debt securities during fiscal 2011 and 2010. The Company recognized OTTI of $9 million during fiscal 2009 primarily related to corporate debt, mortgage backed and asset backed securities.

Trading assets include mutual fund equity security investments related to various employee compensation and benefit plans. The trading activity of these investments is dependent upon the actions of the Company’s employees. Interest and dividend income and changes in fair value are recorded in investment income, net, and offset in personnel expense on the consolidated statements of operations.

The Company uses the equity method of accounting for investments in other entities when it holds between 20% and 50% ownership in the entity or when it exercises significant influence. Under the equity method, the Company’s share of each entity’s profit or loss is reflected in the other line within the other income (expense) caption on the consolidated statements of operations. The equity method of accounting is also used for flow-through entities such as limited partnerships and limited liability

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

companies when the investment ownership percentage is equal to or greater than 5% of outstanding ownership interests, regardless of whether the Company has significant influence over the investees.

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

Financial instruments. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash-litigation escrow, trading and available-for sale investments, accounts receivable, non-marketable equity investments, customer collateral, accounts payable, debt, settlement guarantees, derivative instruments, the Visa Europe put option, settlement receivable and payable, and the earn-out provision related to the PlaySpan acquisition. The estimated fair value of such instruments at September 30, 2011 approximates their carrying value as reported on the consolidated balance sheets except as otherwise disclosed, or as deemed impracticable to estimate the fair value, such as for non-marketable equity investments. See Note 4—Fair Value Measurements and Investments.

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

Client incentives. The Company enters into incentive agreements with select clients and other business partners designed to build payments volume, increase product acceptance and win merchant preference for transaction routing. These incentives are primarily accounted for as reductions to operating revenues or as operating expenses if a separate identifiable benefit can be established. The Company generally capitalizes certain incentive payments under these agreements if certain criteria are met. The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability clauses, such as early termination clauses, management’s ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of amounts deferred. Incentives are accrued systematically and rationally based on management’s estimate of each client’s performance. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the period of future economic benefit.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

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

Technology includes purchased and internally developed software, including technology assets obtained through acquisitions. Internally developed software represents software primarily used by the VisaNet electronic payment network. Internal and external costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology’s estimated useful life.

The Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value.

Leases. The Company enters into operating and capital leases for the use of premises, software and equipment. Rent expense related to operating lease agreements which may or may not contain lease incentives is recorded on a straight-line basis over the lease term.

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

The Company has historically performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of July 1 of each year. During the second quarter of fiscal 2011, the Company changed the annual impairment testing date from July 1 to February 1. The Company believes this change, which represents a change in the method of applying an accounting principle, is

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

preferable as the earlier date allows the Company additional time to perform the annual impairment testing after its annual forecast and budget are completed and approved. A preferability letter from the Company’s independent registered public accounting firm regarding this change in the method of applying an accounting principle was filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2011. The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets as of February 1, 2011, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company’s indefinite-lived intangible assets existed as of September 30, 2011.

Finite-lived intangible assets include those obtained through acquisitions, and consist of customer relationships, tradenames and reseller relationships. These intangibles have useful lives ranging from 1 year to 15 years. Since the acquisition of these finite-lived intangible assets, no events or changes in circumstances indicate that impairment exists. See Note 5—Acquisitions and Note 8—Intangible Assets, Net.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of February 1, or whenever events or changes in circumstances indicate that impairment may exist. Impairment is reviewed using a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company relies on a number of factors when completing impairment assessments including a review of discounted future cash flows, business plans and use of present value techniques.

The Company evaluated its goodwill for impairment on February 1, 2011 and concluded there was no impairment as of that date. Subsequent to this annual assessment, the Company acquired PlaySpan and Fundamo, which resulted in additional goodwill. The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2011, as reflected by the Company’s overall business performance and market capitalization.

Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. Litigation accruals associated with settled obligations to be paid over periods longer than one year are initially recorded using the present value of future payment obligations. The obligation is accreted to its full payment value with the corresponding accretion charge included in interest expense on the consolidated statements of operations. The Company expenses legal costs as incurred in professional fees. See Note 21—Legal Matters.

Revenue recognition. The Company’s operating revenues are comprised principally of service revenues, data processing revenues, international transaction revenues and other revenues, reduced

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

by costs incurred under client incentives. The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Service revenues predominantly represent payments by clients with respect to their card programs carrying marks of the Visa brand, and are based principally upon spending on Visa-branded cards for goods and services. Current quarter service revenues are primarily assessed using a calculation of pricing applied to the prior quarter’s payments volume. The Company also earns revenues from assessments designed to support ongoing acceptance and volume growth initiatives. These revenues are recognized in the same period the related volume is transacted.

Data processing revenues represent revenues earned for authorization, clearing, settlement, transaction processing services and other maintenance and support services that facilitate transaction and information processing among the Company’s clients globally and Visa Europe. These revenues are recognized in the same period the related transactions occur or services are rendered. Data processing revenues also include revenues earned for transactions processed by CyberSource’s online payment gateway and PlaySpan’s virtual goods payment platform.

International transaction revenues are assessed to clients on cardholder transactions where the cardholder’s issuer country is different from the merchant’s country. Revenues from these cross-border transactions are recognized in the same period the related transactions occur or services are rendered.

Other revenues primarily include revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement (see Note 2—Visa Europe), and fees from cardholder services and licensing and certification. Other revenues also include optional service or product enhancements, such as extended cardholder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are rendered.

Effective fiscal 2011, the Company adopted ASU 2009-13, which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The adoption did not have a material impact on the consolidated financial statements.

Marketing. The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Sponsorship costs are recognized over the period in which the Company benefits from the sponsorship rights. Promotional items are expensed as incurred, when the related services are received, or when the related event occurs.

Income taxes. The Company’s income tax expense consists of two components: current and deferred. Current income tax expense represents taxes to be paid for the current period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis of existing assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portions that

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

are not expected to be realized based on the level of historical taxable income, projections of future taxable income over the periods in which the temporary differences are deductible, and qualifying tax planning strategies.

Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to uncertain tax positions in other income (expense) in the consolidated statements of operations. The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. Historically, foreign taxes paid have generally been deducted to reduce federal income taxes payable. The Company may elect to claim foreign tax credits in the future.

Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on matching the duration of a pool of high quality corporate bonds to the expected benefit payment stream, and is used to determine the present value of the Company’s future benefit obligations. The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, approximately 8.5 years for United States plans. Other assumptions involve demographic factors such as retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.

The Company recognizes the funded status of its benefit plans in its consolidated balance sheet as other assets, accrued liabilities, and other liabilities. The Company recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, when certain thresholds are met. The Company began including annual disclosures about the fair value of its pension plan assets in fiscal 2010, as required. See Note 11—Pension, Postretirement and Other Benefits.

Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to conversion and remeasurement are recorded in general and administrative in the consolidated statements of operations.

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

Derivative financial instruments. The Company uses forward foreign exchange contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

operating revenues and expenses. Derivatives are carried at fair value on a gross basis in either prepaid and other current assets or accrued liabilities on the consolidated balance sheets. Gains and losses resulting from changes in fair value of derivative instruments are accounted for either in accumulated other comprehensive income (loss) on the consolidated balance sheets, or in the consolidated statements of operations (in the corresponding account where revenue or expense is hedged, or to general and administrative for hedge amounts determined to be ineffective) depending on whether they are designated and qualify for hedge accounting. Fair value represents the difference in the value of the contracts at the contractual rate and the value at current market rates, and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments.

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

Guarantees and indemnifications. The Company recognizes an obligation for guarantees and indemnifications at inception if the fair value is estimable, regardless of the probability of occurrence. The Company indemnifies issuing and acquiring clients from settlement losses suffered by the failure of any other customer to honor drafts, travelers cheques, or other instruments processed in accordance with Visa’s operating regulations. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets and is described in Note 12—Settlement Guarantee Management. The Company also indemnifies Visa Europe for any claims brought against Visa Europe arising out of the provision of services by Visa Inc.’s customer financial institutions, as described in Note 2—Visa Europe.

Share-based compensation. The Company recognizes share-based compensation cost using the fair value method of accounting. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance and market condition based awards is initially estimated based on target performance and is adjusted as appropriate based on management’s best estimate throughout the performance period. See Note 17—Share-based Compensation.

Earnings per share. The Company calculates earnings per share using the two-class method to reflect the different rights of each class and series of outstanding common stock. The dilutive effect of incremental common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. See Note 16—Earnings Per Share.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, which will allow an entity to first assess qualitative factors to determine when it is necessary to perform the two-step quantitative goodwill impairment test. This guidance impacts goodwill impairment testing only and does not impact impairment testing for indefinite-lived intangibles. The Company will early adopt ASU 2011-08 effective October 1, 2011, and does not expect adoption to have a material impact on the consolidated financial statements.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

In December 2010, the FASB issued ASU 2010-29, which provides requirements over pro forma revenue and earnings disclosures related to business combinations. The ASU will require disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. Adoption will be effective October 1, 2012, and is not expected to have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which provides common fair value measurement and disclosure requirements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company will adopt ASU 2011-04 effective January 1, 2012. The adoption is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which impacts the presentation of comprehensive income. The guidance requires components of other comprehensive income to be presented with net income to arrive at total comprehensive income. This ASU impacts presentation only and does not impact the underlying components of other comprehensive income or net income. The Company will adopt ASU 2011-05 effective October 1, 2012. Adoption is not expected to have a material impact on the consolidated financial statements.

Note 2—Visa Europe

As part of Visa’s October 2007 reorganization, Visa Europe exchanged its ownership interest in Visa International and Inovant for Visa Inc. common stock, a put-call option agreement and a Framework Agreement, as described below.

Visa Europe Put Option Agreement. The Company granted Visa Europe a perpetual put option, which if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The Company is required to purchase the shares of Visa Europe no later than 285 days after exercise of the put option. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised to Visa Europe’s adjusted sustainable income for the forward 12-month period (as defined in the option agreement), or the adjusted sustainable income. The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between the Company and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.

The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions, could obligate the Company to purchase its member equity interest for an amount above fair value. The fair value of the put option does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction.

The fair value of the put option is computed by comparing the estimated strike price, under the terms of the Put agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

defined as the estimated amount a third-party market participant might pay in an arm’s length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe will never exercise its option.

The estimated fair value of the put option represents a Level 3 accounting estimate due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. See Note 4—Fair Value Measurements and Investments. The valuation of the put option therefore requires substantial judgment. The most subjective of estimates applied in valuing the put option are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential”.

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

The Company determined the fair value of the put option to be approximately $145 million at September 30, 2011, compared to $267 million at September 30, 2010 and $346 million at September 30, 2009. In determining the fair value of the put option on these dates, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 1.9x, 3.5x and 5.3x, respectively. Decreases in the P/E differential reflect the overall decrease in Visa Inc.’s P/E during fiscal 2011 and 2010, and do not reflect any change in the likelihood that Visa Europe will exercise its option. Reductions in the fair value of the put option are recorded as non-cash other non-operating income in the Company’s consolidated statements of operations.

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at September 30, 2011. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.

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

September 30, 2011

(in millions, except as noted)

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

The quarterly base fee for these irrevocable and perpetual licenses is recorded in other revenues and was approximately $143 million per year for fiscal 2011, 2010 and 2009. Beginning November 9, 2010, the quarterly base fee is adjusted annually based on the annual growth of the gross domestic product of the European Union, although the adjustment can never reduce the quarterly base fee below $143 million. The Company determined through an analysis of the fee rates implied by the economics of the agreement that the quarterly base fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximates fair value.

In addition to the licenses, Visa Inc. provides Visa Europe with authorization, clearing and settlement services for cross-border transactions involving Visa Europe’s region and the rest of the world. Visa Europe must comply with certain agreed upon global rules governing the interoperability of Visa Inc.’s systems with the systems of Visa Europe as well as the use and interoperability of the Visa trademarks. The parties will also guarantee the obligations of their respective clients and members to settle transactions, manage certain relationships with sponsors, clients and merchants, and comply with rules relating to the operation of the Visa enterprise. The Company will indemnify Visa Europe for claims arising from activities in the field of financial payment and processing services brought outside Visa Europe’s region and Visa Europe will indemnify Visa Inc. for any likewise claims brought within Visa Europe’s region. The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be nominal at September 30, 2011 and 2010, respectively. The Company has determined that the value of services exchanged as a result of these various agreements approximates fair value at September 30, 2011 and 2010, respectively.

Note 3—Retrospective Responsibility Plan

The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “covered litigation.” These mechanisms are included in and referred to as the retrospective responsibility plan, or the plan, and consist of an escrow agreement, the conversion feature of the Company’s shares of class B common stock, the indemnification obligations of the Visa U.S.A. members, an interchange judgment sharing agreement and a loss sharing agreement.

Escrow agreement. In accordance with the escrow agreement, the Company maintains an escrow account, from which settlements of, or judgments in, the covered litigation are paid. The amount of the escrow is determined by the litigation committee, all of whom are affiliated with, or act for, certain Visa U.S.A. members.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

The escrow funds are held in money market investments along with the income earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets. The amount of the escrow funds classified as a non-current asset is equivalent to the actual, undiscounted amount of covered litigation payments expected to be made beyond one year from the balance sheet date for settled claims.

The following table sets forth the changes in the escrow account:

	Fiscal 2011	Fiscal 2010
	(in millions)
Balance at October 1	$1,936	$1,715
Funding under the plan	1,200	500
American Express settlement payments	(280)	(280)
Interest earned, less applicable taxes	1	1

Balance at September 30	$2,857	$1,936
Less: Current portion of escrow account	(2,857)	(1,866)

Long-term portion of escrow account	$—	$70

An accrual for covered litigation and a change to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during fiscal 2011.

Conversion feature. Under the terms of the plan, when the Company funds the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same effect on earnings per share as repurchasing the Company’s class A common stock, by reducing the as-converted class B common stock share count. See Note 15—Stockholders’ Equity.

Indemnification obligations. To the extent that amounts available under the escrow arrangement and agreements in the plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.

Interchange judgment sharing agreement. Visa U.S.A. and Visa International have entered into an interchange judgment sharing agreement with certain Visa U.S.A. members that have been named as defendants in the interchange litigation. Under this judgment sharing agreement, Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of MasterCard.

Loss sharing agreement. Visa Inc. has entered into a loss sharing agreement with Visa U.S.A., Visa International and certain Visa U.S.A. members. The loss sharing agreement provides for the indemnification of Visa U.S.A., Visa International and, in certain circumstances, Visa Inc. with respect to: (i) the amount of a final judgment paid by Visa U.S.A. or Visa International in the covered litigation

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

after the operation of the interchange judgment sharing agreement, plus any amounts reimbursable to the interchange judgment sharing agreement signatories; or (ii) the damages portion of a settlement of a covered litigation that is approved as required under Visa U.S.A.’s certificate of incorporation by the vote of Visa U.S.A.’s specified voting members. The several obligation of each bank that is a party to the loss sharing agreement will equal the amount of any final judgment enforceable against Visa U.S.A., Visa International or any other signatory to the interchange judgment sharing agreement, or the amount of any approved settlement of a covered litigation, multiplied by such bank’s then-current membership proportion as calculated in accordance with Visa U.S.A.’s certificate of incorporation.

Omnibus agreement. On February 7, 2011, Visa entered into an omnibus agreement with MasterCard and certain Visa U.S.A. members that confirmed and memorialized the signatories’ intentions with respect to the loss sharing agreement, the interchange judgment sharing agreement and other agreements relating to certain interchange litigation. The Visa portion of a settlement or judgment in the interchange litigation covered by the omnibus agreement would be allocated in accordance with specified provisions of the retrospective responsibility plan. See Note 21—Legal Matters-The Interchange Litigation-Multidistrict Litigation Proceedings (MDL)

Note 4—Fair Value Measurements and Investments

Fair Value Measurements

The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3
	2011	2010	2011	2010	2011	2010
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$4,225	$5,448
U.S. government-sponsored debt securities			$175
Investment securities
U.S. government-sponsored debt securities			1,568	$135
U.S. Treasury securities	350	—
Equity securities	57	60
Auction rate securities					$7	$13
Prepaid and other current assets
Foreign exchange derivative instruments			30	5

	$4,632	$5,508	$1,773	$140	$7	$13

Liabilities
Accrued liabilities
Visa Europe put option					$145	$267
Earn-out related to PlaySpan acquisition					24	—
Foreign exchange derivative instruments			$7	$56

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

There were no transfers between Level 1 and Level 2 assets during fiscal 2011.

Level 1 assets measured at fair value on a recurring basis. Cash equivalents (money market funds), mutual fund equity securities, U.S. Treasury securities and exchange-traded equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.

Level 2 assets and liabilities measured at fair value on a recurring basis. U.S. government-sponsored debt securities and foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There was no substantive change to the valuation techniques and related inputs used to measure fair value during fiscal 2011.

Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. During fiscal 2011, one of the auction rate securities was called. As a result, the Company received proceeds of $10 million and recorded a pre-tax gain of $4 million in investment income, net, on the consolidated statements of operations. There was no substantive change to the valuation techniques and related inputs used to measure fair value during fiscal 2011.

Visa Europe put option agreement. The Company granted Visa Europe a perpetual put option which is carried at fair value in accrued liabilities on the consolidated balance sheets. The fair value of the put option at September 30, 2011 and 2010, was $145 million and $267 million, respectively. Changes in the fair value are recorded as non-cash, non-operating income in the Company’s consolidated statements of operations. See Note 2—Visa Europe. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option and the estimated P/E differential are among several unobservable inputs used to value the put option.

Earn-out related to PlaySpan acquisition. In connection with the PlaySpan acquisition in the second quarter of fiscal 2011, the Company recorded a liability of $24 million to reflect the fair value of a potential earn-out provision included in the purchase agreement. The liability is classified as Level 3 due to a lack of observable inputs, such as the likelihood of meeting certain future revenue targets and other milestones. There was no significant change to the fair value of the potential earn-out provision during fiscal 2011. Changes in fair value are included in general and administrative expense on the consolidated statements of operations. See Note 5—Acquisitions.

A separate roll-forward of Level 3 investments measured at fair value on a recurring basis is not presented because the primary activities during fiscal 2011 and 2010 are already discussed above.

Assets measured at fair value on a nonrecurring basis. Certain financial assets are measured at fair value on a nonrecurring basis.

Non-marketable equity investments and investments accounted for under the equity method. Strategic investments are classified as Level 3 due to the absence of quoted market prices, inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

management judgment. The Company applies fair value measurement to its strategic investments when certain events or circumstances indicate that these investments may be impaired. The Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments have become impaired during fiscal 2011, compared with impairment losses of $3 million and $7 million recognized during fiscal 2010 and 2009, respectively.

During fiscal 2011, the Company’s wholly-owned subsidiary Visa International sold its 10 percent investment in Visa Vale issuer Companhia Brasileira de Soluções e Serviços, or CBSS. See Note 6—Prepaid Expenses and Other Assets.

At September 30, 2011 and 2010, non-marketable equity security investments and investments accounted for under the equity method totaled $100 million and $114 million, respectively. These assets are classified in other assets on the consolidated balance sheets. See Note 6—Prepaid Expenses and Other Assets.

Reserve Primary Fund. The Company accounted for its investment in the Reserve Primary Fund under the cost method. After the Company determined the investment to be other-than-temporarily impaired, the investment was classified as a Level 3 asset. During fiscal 2010 and 2009, the Company substantially received its remaining pro-rata ownership in the Fund, resulting in the recognition of a pre-tax gain of $20 million in investment income, net during fiscal 2010, for amounts received in excess of the carrying value.

Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any significant non-financial liabilities. The Company measures fair value of goodwill and indefinite-lived intangible assets on a non-recurring basis for purposes of initial recognition, and testing for and recording impairment, if any. Finite-lived intangible assets primarily consist of customer relationships, reseller relationships and tradenames obtained through acquisitions. See Note 5—Acquisitions.

The Company uses an income approach for estimating the fair values of goodwill and indefinite-lived intangible assets. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in level 3 of the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2011, and concluded there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2011. See Note 1—Summary of Significant Accounting Policies.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Investments

Available-for-sale investments

Available-for-sale investment securities, which are recorded at fair value, consist of the types of securities presented below. The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities are as follows:

	September 30, 2011 (in millions)				September 30, 2010 (in millions)
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
September 30:
Debt securities:
U.S. Treasury securities	$350	$—	$—	$350	$—	$—	$—	$—
U.S. government-sponsored debt securities	1,568	—	—	1,568	130	5	—	135
Auction rate securities	7	—	—	7	13	—	—	13

Total	$1,925	$—	$—	$1,925	$143	$5	$—	$148
Less: current portion of available-for-sale securities				(1,214)				(124)

Long-term available-for-sale securities				$711				$24

The contractual maturity of available-for-sale debt securities regardless of their balance sheet classification is presented below. Contractual maturities may differ from expected maturities as borrowers may have the right to prepay certain obligations in advance of the contractual due date.

	Amortized Cost	Fair Value
	(in millions)
September 30, 2011:
Due within one year	$1,214	$1,214
Due after 1 year through 5 years	704	704
Due after 5 years through 10 years	—	—
Due after 10 years	7	7

Total	$1,925	$1,925

Trading assets

Trading assets primarily consist of mutual fund investments related to various employee compensation plans. See Note 1—Summary of Significant Accounting Policies. As of September 30, 2011 and 2010, trading assets totaled $57 million and $60 million, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Investment income

Investment income, net, consisted of the following:

	For the Years Ended September 30,
	2011	2010	2009
	(in millions)
Interest and dividend income on cash and investments	$16	$26	$113
Gain on other investments	92	20	473
Investment securities-available-for-sale:
Gross realized gains	4	2	3
Investment securities-trading assets:
Unrealized (losses) gains, net	(5)	3	8
Realized gains (losses), net	1	1	(6)
Other-than-temporary impairment on investments and other assets	—	(3)	(16)

Investment income, net	$108	$49	$575

The gain on other investments in fiscal 2011 primarily includes the pre-tax gain from the sale of the Company’s equity interest in Visa Vale of $85 million. The gain on other investments in fiscal 2009 represents the pre-tax gain from the sale of the Company’s equity interest in VisaNet do Brasil.

Note 5—Acquisitions

The consolidated financial statements include the operating results of Fundamo, PlaySpan and CyberSource from the date of the respective acquisition. None of the additional goodwill recognized in these acquisitions is expected to be deductible for tax purposes.

Fundamo Acquisition. On June 9, 2011, the Company acquired Fundamo, a leading platform provider of mobile financial services for mobile network operators and financial institutions in developing economies. The acquisition was made to accelerate the execution of Visa’s global strategy to provide for the next generation of payments solutions and to provide long-term growth opportunities to connect billions of unbanked or under-banked consumers to each other and to the global economy with a secure, reliable and globally accepted form of payment.

Total purchase consideration was $110 million, paid with cash on hand. The following table summarizes the purchase price allocation, which is preliminary pending finalization of the valuation analysis.

Fair Value
(in millions)
Tangible assets, net(1)	$27
Finite-lived intangible assets with a weighted-average useful life of 5 years	5
Goodwill	80
Net deferred tax liabilities	(2)

Net assets acquired	$110

(1)

Tangible assets, net include $25 million of technology assets acquired, which have a useful life of 5 years, and are recognized in property, equipment and technology, net on the consolidated balance sheets.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

PlaySpan Acquisition. On March 1, 2011, the Company acquired PlaySpan, a privately held company whose payments platform processes transactions for digital goods in online games, digital media and social networks around the world. The acquisition of PlaySpan extends Visa’s capabilities in digital, eCommerce and mCommerce in order to expand the scope of payment services available to clients and consumers.

The following table presents the total purchase consideration for the PlaySpan acquisition.

	Potential Purchase Consideration	Accounting Purchase Consideration
	(in millions)
Cash paid	$180	$180
Earn-out provision(1)	40	40
Less: Employee compensation(2)		(12)
Valuation adjustment(3)		(4)

Fair value of earn-out provision (See Note 4—Fair Value Measurements and Investments)		24
Fair value of stock options issued(4)	5

Total purchase consideration	$225	$204

(1)	The acquisition agreement includes a potential earn-out provision of up to $40 million, should PlaySpan achieve certain revenue targets and other milestones.
(2)	The amount reflects personnel expense related to the earn-out provision that will be recognized over the performance period.
(3)	Adjustment to reflect the earn-out provision at fair value based on the assumed likelihood of the future revenue targets and other milestones being met.
(4)	The Company issued non-qualified stock options to replace unvested, in-the-money stock options held by PlaySpan employees. See Note 17—Share-based Compensation.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

CyberSource Acquisition. On July 21, 2010, the Company completed its acquisition of all of the outstanding shares of common stock of CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants. The combination was executed to accelerate the growth of Visa’s eCommerce category and enhance the value of the Company’s network, product and service offerings to financial institutions, merchants, partners and consumers.

Total purchase consideration was approximately $2 billion, paid with cash on hand as follows:

Purchase Consideration
(in millions)
Acquisition of approximately 72 million shares of outstanding common stock of CyberSource at $26.00 per share	$1,866
Fair value of earned stock options settled	86

Total purchase price	$1,952

Total purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date. Excess purchase consideration over net assets assumed was recorded as $1.2 billion of goodwill, which represents the value that is expected from expanding the Company’s online payment and related fraud and security management capabilities, and other synergies. The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. Of the $1.2 billion, approximately $0.8 billion was allocated to a second reporting unit. The remainder was allocated to the Company’s original reporting unit to reflect the incremental growth and synergy this acquisition will provide to the Company’s existing business. None of the additional goodwill is expected to be deductible for tax purposes. The following table summarizes the purchase price allocation.

Fair Value
(in millions)
Tangible assets and liabilities
Current assets	$259
Non-current assets(1)	150
Current liabilities	(45)
Non-current liabilities	(256)
Intangible assets	605
Goodwill	1,239

Net assets acquired	$1,952

(1)

Non-current assets include $122 million of technology assets acquired, which have a weighted-average useful life of 7 years and are recognized in property, equipment and technology, net on the consolidated balance sheets.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

The following table summarizes the fair value of the acquired intangible assets. See Note 8—Intangible Assets, Net.

	Fair Value	Weighted- Average Useful Life
	(in millions)
Customer relationships	$320	10
Reseller relationships	95	9
Tradenames	190	15

Total amortizable intangible assets	$605	12

In connection with the acquisition, non-vested in-the-money stock options held by CyberSource employees on the acquisition date were terminated and replaced with approximately 1.6 million of the Company’s non-qualified stock options, with a total fair value of approximately $46 million to be expensed over a period of three years from the original grant date of the CyberSource options. See Note 17—Share-based Compensation. The Company also expensed as incurred approximately $13 million of acquisition-related costs during fiscal 2010, which consisted primarily of professional fees related to closing the transaction. There was no contingent consideration related to the acquisition.

The consolidated financial statements include the operating results of CyberSource from the date of the acquisition.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2011	September 30, 2010
	(in millions)
Prepaid expenses and maintenance	$96	$72
Income tax receivable—(See Note 20—Income Taxes)	112	140
Foreign exchange derivative instruments—(See Note 4—Fair Value Measurements and Investments)	30	5
Other	27	25

Total	$265	$242

Other non-current assets consisted of the following:

	September 30, 2011	September 30, 2010
	(in millions)
Other investments—(See Note 4—Fair Value Measurements and Investments)	$100	$114
Pension asset—(See Note 11—Pension, Postretirement and Other Benefits)	—	53
Long-term prepaid expenses and other	29	30

Total	$129	$197

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

The other investments balance represents equity investments in privately-held companies. On January 24, 2011, the Company’s wholly-owned subsidiary, Visa International, sold its 10 percent investment in Visa Vale issuer Companhia Brasileira de Soluções e Serviços, or CBSS, to Banco do Brasil and Bradesco. The Company received gross proceeds of $103 million. Prior to the sale, the Company accounted for the investment under the cost method with a book value of $17 million. The sale was subject to regulatory approval by Brazil’s Conselho Administrativo de Defesa Econômica. The approval was received in the third quarter of fiscal 2011. Upon the approval, the Company recognized a pre-tax gain, net of transaction costs, of $85 million in the investment income, net line of the consolidated statements of operations. The amount of the gain net of tax was $44 million.

Note 7—Property, Equipment and Technology, Net

Property, equipment and technology, net consisted of the following:

	September 30, 2011	September 30, 2010
	(in millions)
Land	$71	$71
Buildings and building improvements	719	648
Furniture, equipment and leasehold improvements	755	687
Construction-in-progress	89	75
Technology	1,115	908

Total property, equipment and technology	2,749	2,389
Accumulated depreciation and amortization	(1,208)	(1,032)

Property, equipment and technology, net	$1,541	$1,357

At September 30, 2011, property, equipment and technology, net included $73 million in net assets acquired as part of the Fundamo and PlaySpan acquisitions made in fiscal 2011, which are primarily comprised of technology assets. See Note 5—Acquisitions. Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payment network. At September 30, 2011 and 2010, accumulated amortization for technology was $677 million and $577 million, respectively.

At September 30, 2011, estimated future amortization expense on technology placed in service was as follows:

Fiscal (in millions)	2012	2013	2014	2015	2016 and thereafter	Total
Estimated future amortization expense	$109	$103	$87	$74	$65	$438

Depreciation and amortization expense related to property, equipment and technology was $225 million, $265 million and $226 million for fiscal 2011, 2010 and 2009, respectively. Included in those amounts was amortization expense on technology of $102 million, $137 million and $128 million for fiscal 2011, 2010 and 2009, respectively.

Note 8—Intangible Assets, Net

At September 30, 2011 and 2010, the Company’s indefinite-lived intangible assets consisted of customer relationships of $6.8 billion, Visa tradename of $2.6 billion and a Visa Europe franchise right

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

of $1.5 billion, all of which were acquired as part of the Company’s October 2007 reorganization. Customer relationships represent the value of relationships with clients from the acquired entities. Tradename represents the value of the Visa brand utilized by the acquired entities. Visa Europe’s franchise right represents the value of the right to franchise the use of the Visa brand, use of Visa technology and access to the overall Visa network in the European Union.

The Company acquired finite-lived intangible assets related to the CyberSource, PlaySpan and Fundamo acquisitions during fiscal 2011 and 2010. See Note 5—Acquisitions.

Indefinite-lived and finite-lived intangible assets consisted of the following:

	Indefinite-lived and Finite-lived Intangible Assets
	September 30, 2011			September 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$337	$(44)	$293	$320	$(6)	$314
Tradenames	192	(15)	177	190	(2)	188
Other	97	(14)	83	95	(2)	93

Total finite-lived intangible assets	$626	$(73)	$553	$605	$(10)	$595

Indefinite-lived intangible assets			10,883			10,883

Total intangible assets, net			$11,436			$11,478

Amortization expense related to finite-lived intangible assets was approximately $63 million and $10 million for fiscal 2011 and fiscal 2010, respectively. At September 30, 2011, estimated future amortization expense on finite-lived intangible assets is as follows:

Fiscal (in millions)	2012	2013	2014	2015	2016 and thereafter	Total
Estimated future amortization expense	$65	$65	$62	$57	$304	$553

There was no impairment related to the Company’s indefinite-lived or finite-lived intangible assets during fiscal 2011, 2010 or 2009.

Note 9—Accrued and Other Liabilities

Accrued liabilities consisted of the following:

	September 30, 2011	September 30, 2010
	(in millions)
Accrued operating expenses	$175	$100
Visa Europe put option(1)—(See Note 2—Visa Europe)	145	267
Deferred revenue	63	42
Accrued marketing and product expenses	36	58
Accrued income taxes—(See Note 20—Income Taxes)	63	40
Other(2)	80	118

Total	$562	$625

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Other long-term liabilities consisted of the following:

	September 30, 2011	September 30, 2010
	(in millions)
Accrued income taxes—(See Note 20—Income Taxes)	$468	$423
Employee benefits	106	76
Other	93	118

Total	$667	$617

(1)

The put option is exercisable at any time at the sole discretion of Visa Europe with payment required 285 days thereafter. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.

(2)	The balance at September 30, 2011 includes $24 million for the fair value of the earn-out provision related to the PlaySpan acquisition. See Note 5—Acquisitions.

Note 10—Debt

The Company prepaid all of its outstanding debt in September 2011, and had outstanding debt as follows for the periods presented:

	September 30, 2011	September 30, 2010
	(in millions)
5.60% Senior secured notes—Series B, principal and interest payments payable quarterly, due December 2012	$—	$15
8.28% Secured notes—Series B, principal and interest payments payable monthly, due September 2014	—	13
7.83% Secured notes—Series B, principal and interest payments payable monthly, due September 2015	—	17

Total principal amount of debt	$—	$45
Unamortized discount, debt issuance costs and other costs	—	(1)

Total debt	$—	$44
Less: current portion of long-term debt	—	(12)

Long-term debt	$—	$32

The estimated fair value of the Company’s debt at September 30, 2010 was $50 million based on credit ratings for similar notes. There was no outstanding debt to fair value at September 30, 2011.

5.60% Senior Secured Notes-Series B. In December 2002, Visa U.S.A. issued $68 million in series B senior secured notes with a maturity date of ten years. In September 2011, the Company paid $9 million in prepayment of the entire note. The amount includes a make-whole premium of less than $1 million, which is recorded in interest expense on the consolidated statements of operations.

8.28% Secured Notes-Series B and 7.83% Secured Notes-Series B. In September 1994 and September 1995, a real estate partnership owned jointly by Visa U.S.A. and Visa International issued

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

notes that are secured by certain office properties and facilities used by the Company in California, known as the 1994 Lease Agreement and 1995 Lease Agreement, respectively. Series B of each of these notes, totaling $26 million and $27 million, respectively, was issued with a stated maturity of September 23, 2014 and September 15, 2015, respectively. In September 2011, the Company paid $11 million and $16 million in prepayment of the entire balance of the 1994 and 1995 Series B notes, respectively. These amounts include make-whole premiums of $1 million and $2 million, respectively, which are recorded in interest expense on the consolidated statements of operations.

U.S. Commercial Paper Program. Visa International maintains a U.S. commercial paper program to support its working capital requirements and for general corporate purposes. This program allows the Company to issue up to $500 million of unsecured debt securities, with maturities up to 270 days from the date of issuance and at interest rates generally extended to companies with comparable credit ratings. The Company had no outstanding obligations under this program during and at the end of fiscal 2011 and 2010.

Revolving Credit Facilities. In 2008, Visa Inc. entered into a $3.0 billion five-year revolving credit facility (the “February 2008 Agreement”). The February 2008 Agreement matures on February 15, 2013 and contains covenants and events of defaults customary for facilities of this type. The participating lenders in this revolving credit facility include affiliates of certain holders of the Company’s class B and class C common stock, and certain of the Company’s clients or affiliates of its clients. This revolving credit facility is maintained to provide liquidity in the event of settlement failures by its clients, to back up the commercial paper program and for general corporate purposes.

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

There were no borrowings under the revolving credit facility and the Company was in compliance with all related covenants during and at the end of fiscal 2011 and fiscal 2010.

Note 11—Pension, Postretirement and Other Benefits

The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States. The Company uses a September 30 measurement date for its pension and other postretirement benefit plans.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Defined Benefit Pension Plan

The defined benefit pension plan benefits are based on years of service, age, and eligible compensation. Prior to January 1, 2011, employees hired before January 1, 2008 earned benefits based on their pay during their last five years of employment. Employees hired or rehired on or after January 1, 2008 earned benefits based on a cash balance formula. Effective January 1, 2011, all employees began accruing benefits under the cash balance formula and ceased accruing benefits under any other formula. An employee’s cash balance account is credited with an amount equal to 6% of eligible compensation plus interest based on 30-year Treasury securities. The funding policy is to contribute annually no less than the minimum required contribution under ERISA.

On January 12, 2010, the Company approved an amendment to the pension plan to conform the plan to the Pension Protection Act of 2006. The combined effects of the resulting plan remeasurement, as well as the completion of the annual census data update, reduced fiscal 2010 net periodic pension cost by $19 million.

Participation in the plan was extended to former employees of CyberSource and PlaySpan residing in the U.S., effective August 1, 2010 and April 1, 2011, respectively, subsequent to their acquisitions. See Note 5—Acquisitions . Fiscal 2011 pension cost did not materially increase and future pension cost is not expected to materially increase due to additional participants.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Summary of Plan Activities

Change in Benefit Obligation:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Benefit obligation-beginning of fiscal year	$743	$739	$34	$43
Service cost	41	45	—	—
Interest cost	38	40	1	1
Plan amendments	—	(12)	—	—
Actuarial loss (gain)	77	3	7	(6)
Benefit payments	(63)	(72)	(4)	(4)
Settlements	3	—	—	—

Benefit obligation-end of fiscal year	$839	$743	$38	$34

Accumulated benefit obligation	$839	$743	NA	NA

Change in Plan Assets:
Fair value of plan assets-beginning of fiscal year	$766	$703	$—	$—
Actual return on plan assets	10	73	—	—
Company contribution	70	62	4	4
Benefit payments	(63)	(72)	(4)	(4)

Fair value of plan assets-end of fiscal year	$783	$766	$—	$—

Funded status at end of fiscal year	$(56)	$23	$(38)	$(34)

Recognized in Consolidated Balance Sheets:
Non-current asset	$—	$53	$—	$—
Current liability	(4)	(10)	(4)	(4)
Non-current liability	(52)	(20)	(34)	(30)

Funded status at end of fiscal year	$(56)	$23	$(38)	$(34)

Amounts recognized in accumulated other comprehensive income before tax:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Net actuarial loss (gain)	$343	$240	$1	$(7)
Prior service credit	(42)	(51)	(17)	(20)

Total	$301	$189	$(16)	$(27)

Amounts from accumulated other comprehensive income to be amortized into net periodic benefit cost in fiscal 2012:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Actuarial loss (gain)	$30	$—
Prior service credit	(9)	(3)

Total	$21	$(3)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Benefit obligation and fair value of plan assets with obligations in excess of plan assets:

	Pension Benefits
	September 30,
	2011	2010
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation, end of year	$(839)	$(30)
Fair value of plan assets, end of year	783	—
Projected benefit obligation in excess of plan assets
Benefit obligation, end of year	$(839)	$(30)
Fair value of plan assets, end of year	783	—

Net periodic pension and other postretirement plan cost:

	Pension Benefits			Other Postretirement Benefits
	Fiscal
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$41	$45	$51	$—	$—	$—
Interest cost	38	40	46	1	1	2
Expected return on assets	(54)	(50)	(45)	—	—	—
Amortization of:
Prior service credit	(9)	(9)	(8)	(3)	(3)	(3)
Actuarial loss (gain)	19	16	14	(1)	(1)	—

Net benefit cost	35	42	58	(3)	(3)	(1)
Settlement loss	2	—	3	—	—	—

Total net periodic benefit cost	$37	$42	$61	$(3)	$(3)	$(1)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Current year actuarial loss (gain)	$124	$(20)	$7	$(5)
Amortization of actuarial (loss) gain	(21)	(16)	1	1
Current year prior service cost (credit)	—	(12)	—	—
Amortization of prior service credit	9	9	3	3

Total loss (gain) recognized in other comprehensive income	$112	$(39)	$11	$(1)

Total recognized in net periodic benefit cost and other comprehensive income	$149	$3	$8	$(4)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Weighted Average Actuarial Assumptions:

	Fiscal
	2011	2010		2009
Discount rate for benefit obligation(1)
Pension	4.70%	5.25%		5.60%
Postretirement	3.39%	3.45%		4.43%
Discount rate for net periodic benefit cost
Pension	5.25%	5.63%		6.75%
Postretirement	3.45%	4.43%		6.24%
Expected long-term rate of return on plan assets(2)	7.50%	7.50%		7.50%
Rate of increase in compensation levels for:
Benefit obligation	4.50%	4.50%		5.50%
Net periodic benefit cost	4.50%	5.5	%(3)	5.50%

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

(3)	For the net periodic benefit cost for fiscal 2010, rate of increase in compensation is 0% for fiscal 2010 and 5.50% for fiscal 2011 and thereafter.

The assumed annual rate of future increases in health benefits for the other postretirement benefits plan is 8% for fiscal 2012. The rate is assumed to decrease to 5% by 2019 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing or decreasing the healthcare cost trend by 1% would change the postretirement accumulated plan benefit obligation by less than $1 million.

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

Plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances the plan assets, as appropriate, to ensure that allocations are consistent with target allocation ranges. The current target allocation for plan assets is as follows: equity securities of 50% to 80%, fixed income securities of 25% to 35%, and other, primarily consisting of cash to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2011, plan asset allocations for the above categories were 60%, 33% and 7% respectively, which are within these allocation ranges.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

The following table sets forth by level, within the fair value hierarchy, the plan’s investments at fair value as of September 30, 2011 and 2010, including the impact of unsettled transactions:

	Fair Value Measurements at September 30
	Level 1		Level 2		Level 3		Total
	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions)
Cash equivalents	$55	$46		$1			$55	$47
Collective investment funds			$289	307			289	307
Corporate debt securities			122	99			122	99
Debt securities of U.S. Treasury and federal agencies			104	111			104	111
Asset-backed securities					33	26	33	26
Equity securities	180	190					180	190

Total	$235	$236	$515	$518	$33	$26	$783	$780

Cash equivalents. Securities classified as Level 1 primarily include money market funds and valuations for these securities are based on quoted market prices in active markets. Securities classified as Level 2 include a government agency discount note, which is a short-term obligation issued at discount from par. This security is traded over-the-counter and the valuation is based on inputs derived from observable market data of related assets.

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

Debt securities of U.S. Treasury and federal agencies. These securities primarily include debt issued by the U.S. Department of the Treasury and securities issued or backed by U.S. government agencies. Valuations for these securities are based on quoted prices in active markets for similar assets, or inputs other than quoted prices that are observable in the market, and are generally classified as Level 2.

Asset-backed securities. Asset-backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Valuations for these securities are based on significant unobservable inputs. These investments are classified as Level 3.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

There were no transfers between Level 1 and Level 2 assets during fiscal 2011 or 2010. A separate roll-forward of Level 3 plan assets measured at fair value is not presented because activities during fiscal 2011 and 2010 were immaterial.

Cash Flows

	Pension Benefits	Other Postretirement Benefits
Actual employer contributions	(in millions)
2011	$70	$4
2010	62	4
Expected employer contributions
2012	$49	$5
Expected benefit payments
2012	$102	$5
2013	99	5
2014	98	5
2015	89	5
2016	90	4
2017-2021	373	17

Other Benefits

The Company sponsors a defined contribution plan that covers substantially all of its employees residing in the United States. Personnel costs included $34 million, $29 million and $28 million in fiscal 2011, 2010 and 2009, respectively, for expenses attributable to the Company’s employees under the plan. The Company’s contributions to this plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.

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

The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company’s estimated maximum settlement exposure was approximately $47.5 billion at September 30, 2011, compared to $38.7 billion at September 30, 2010.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Of these amounts, $3.2 billion and $3.0 billion at September 30, 2011 and 2010, respectively, are covered by collateral. The total available collateral balances presented below are greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.

The Company maintained collateral as follows:

	September 30, 2011	September 30, 2010
	(in millions)
Cash equivalents	$931	$899
Pledged securities at market value	296	470
Letters of credit	902	869
Guarantees	1,845	1,803

Total	$3,974	$4,041

Cash equivalents collateral is reflected in customer collateral on the consolidated balance sheets as it is held in escrow in the Company’s name. All other collateral is excluded from the consolidated balance sheets. Pledged securities are held by third parties in trust for the Company and clients. Letters of credit are provided primarily by client financial institutions to serve as irrevocable guarantees of payment. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries, and the Company routinely evaluates the financial viability of institutions providing the guarantees.

The fair value of the settlement risk guarantee is estimated using a proprietary model which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of customer failure). Historically, the Company experienced minimum losses, which has contributed to an estimated probability-weighted value of the guarantee of approximately $1 million at September 30, 2011 and 2010, which is reflected in accrued liabilities on the consolidated balance sheets.

Note 13—Derivative Financial Instruments

The functional currency for the Company is the U.S. dollar (“USD”) for the majority of its foreign operations. The Company transacts business in USD and in various foreign currencies. This activity subjects the Company to exposure from movements in foreign currency exchange rates. The Company’s policy is to enter into foreign exchange forward derivative contracts to manage the variability in expected future cash flows attributable to changes in foreign exchange rates. At September 30, 2011, all derivative instruments outstanding mature within 12 months or less. The Company does not use foreign exchange forward contracts for speculative or trading purposes.

The Company enters into forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of forecasted revenues and expenses being denominated in or based on currencies other than USD. The Company’s rolling hedge strategy program seeks to reduce the exchange rate risk from forecasted net exposure of revenues derived from and payments made in foreign currencies during the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

following 12 months. The aggregate notional amount of the Company’s foreign currency forward contracts outstanding in its exchange rate risk management program was $651 million and $627 million at September 30, 2011 and 2010, respectively. The aggregate notional amount of $651 million outstanding at September 30, 2011 is fully consistent with the Company’s strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results for this period could materially differ from the Company’s forecast. As of September 30, 2011, the Company’s cash flow hedges in an asset position totaled $30 million and are classified in prepaid expenses and other current assets on the consolidated balance sheet, while cash flow hedges in a liability position totaled $7 million and are classified in accrued liabilities on the consolidated balance sheet. See Note 4—Fair Value Measurements and Investments.

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

The Company uses regression analysis to assess effectiveness prospectively and retrospectively. The effectiveness tests are performed on the foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded for effectiveness testing and measurement purposes. The excluded forward points are reported in earnings. For fiscal 2011, 2010 and 2009, the amount by which earnings were reduced relating to excluded forward points was $20 million, $17 million and $14 million, respectively.

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income (loss) related to that hedge is reclassified to operating revenue or expense. The Company expects to reclassify $18 million pre-tax, the entire balance in accumulated other comprehensive income, net at September 30, 2011, to earnings during fiscal 2012.

In the event there is recognized ineffectiveness or the underlying forecasted transaction does not occur within the designated hedge period, or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedges are reclassified from accumulated other comprehensive income on the consolidated balance sheet to general and administrative expense on the consolidated statement of operations at that time. For fiscal 2011, 2010 and 2009, the amount by which earnings were reduced relating to ineffectiveness was less than $1 million, $1 million and $4 million, respectively.

The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company has begun to partially mitigate this risk by entering into agreements, with certain counterparties, which require each party to post collateral against its net liability position with the counterparty. As of September 30, 2011, the Company has posted and received collateral of

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

$1 million and $2 million, respectively, with counterparties, which are included in prepaid and other current assets, and accrued liabilities, respectively, on the consolidated balance sheet. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2011.

Note 14—Enterprise-wide Disclosures and Concentration of Business

The Company’s long-lived net property, equipment and technology assets are classified by major geographic area as follows:

	September 30, 2011	September 30, 2010
	(in millions)
U.S.	$1,487	$1,301
Non-U.S.	54	56

Total	$1,541	$1,357

Revenue by geographic market is primarily based on the location of the issuing financial institution. Certain revenues, primarily international service revenues, are shared by geographic locations based upon the location of the merchant involved in the transaction. Revenues earned in the U.S. were approximately 56%, 58% and 58% of total operating revenues in fiscal 2011, 2010 and 2009, respectively. No individual country, other than the U.S., generated more than 10% of total operating revenues in these years.

A significant portion of Visa’s operating revenues are concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. In fiscal 2009, one customer accounted for 10% of the Company’s net operating revenues. The Company did not have any customer that generated greater than 10% of its net operating revenues in fiscal 2011 or 2010. See Item 1A—Risk Factors.

Note 15—Stockholders’ Equity

The number of shares of each class and the number of shares of class A common stock outstanding on an as-converted basis at September 30, 2011, are as follows:

(in millions except conversion rate)	Shares Outstanding at September 30, 2011	Conversion Rate Into Class A Common Stock	Class A Common Stock As Converted(1)
Class A common stock	520	—	520
Class B common stock	245	0.4881	120
Class C common stock	47	1.0000	47

Total			687

(1)	Figures may not sum due to rounding. As-converted class A common stock count is calculated based on whole numbers.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Share repurchases. The Company effectively repurchased 43.0 million shares, at an average price of $74.94 per share, for a total cost of $3.2 billion during fiscal 2011. Of the $3.2 billion, $2.0 billion was executed through the repurchase of class A common stock in the open market, and $1.2 billion was effectively executed through two separate deposits into the litigation escrow account previously established under the retrospective responsibility plan.

The following table presents share repurchases in the open market during the following fiscal years:

	2011	2010
	(in millions, except per share data)
Shares repurchased in the open market	26.6	12.9
Weighted-average repurchase price per share	$76.08	$77.48
Total cost	$2,024	$1,000

During fiscal 2011 and 2010, the Company completed three share repurchase programs previously authorized by the board of directors in April, 2011, October, 2010 and October, 2009, for an aggregate of $2.6 billion. All repurchased shares have been retired and constitute authorized but unissued shares. The Company made no share repurchases in the open market during fiscal 2009.

In July, 2011, the Company’s board of directors authorized a new $1 billion share repurchase program. The authorization will be in effect through July 20, 2012, and the terms of the program are subject to change at the discretion of the board of directors. At September 30, 2011, the July share repurchase program had remaining authorized funds of $577 million. In October, 2011, the Company announced that its board of directors authorized a $1 billion increase to the existing share repurchase program, subject to the same terms of the July authorization.

During fiscal 2011 and 2010, the Company made deposits of $400 million, $800 million and $500 million into the litigation escrow account on March 31, 2011, October 8, 2010 and May 28, 2010, respectively. Under the terms of the retrospective responsibility plan, when the Company makes deposits into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same effect on earnings per share as repurchasing the Company’s class A common stock, by reducing the as-converted class B common stock share count as shown in the table below.

	Fiscal 2011		Fiscal 2010
	March 2011	October 2010	May 2010
	(in millions except per share data and conversion rate)
Deposits under the retrospective responsibility plan	$400	$800	$500
Effective price per share(1)	$73.81	$72.74	$74.22
Equivalent shares of class A common stock repurchased	5.4	11.0	6.7
Conversion rate of class B common stock to class A common stock after deposits	0.4881	0.5102	0.5550
As-converted class B common stock after deposits	120	125	136

(1)

Effective price per share calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s amended and restated certificate of incorporation.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Class B Common Stock. The class B common stock is not convertible or transferable until the date on which all of the covered litigation has been finally resolved, although the Company’s board of directors may make exceptions to this transfer restriction after resolution of all covered litigation. This transfer restriction is subject to limited exceptions, including transfers to other holders of class B common stock. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not a Visa member or similar person or affiliate of a Visa member or similar person. Upon such transfer, each share of class B common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.

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

Accelerated Class C Share Release Programs. The Company’s board of directors approved three separate accelerated class C share release programs in fiscal 2011, 2010 and 2009, in which holders of class C common stock were permitted to liquidate their class C common stock, subject to certain terms and conditions. Under these programs, 55 million, 56 million and 40 million shares of class C common stock were released from transfer restrictions during fiscal 2011, 2010 and 2009, respectively. As of September 30, 2011, all of the shares of class C common stock have been released from transfer restrictions, and 104 million shares have been converted from class C to class A common stock upon their sale into the public market.

Preferred Stock. Preferred stock may be issued as redeemable or non-redeemable, and it has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had no shares of preferred stock outstanding during and at the end of fiscal 2011, 2010 and 2009.

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

Dividends Declared. On October 18, 2011, the Company’s board of directors declared a dividend in the aggregate amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on December 6, 2011 to all holders of record of the Company’s class A, class B and class C common stock as of November 18, 2011. The Company declared and paid $423 million in dividends in fiscal 2011 at a quarterly rate of $0.15 per share.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Note 16—Earnings Per Share

Basic earnings per share is computed by dividing net income available to each class and series by the weighted-average number of shares of common stock outstanding and participating securities in the form of unvested restricted stock awards and unvested restricted stock units during the period. Net income is allocated to each class and series of common stock based on its proportional ownership on an as-converted basis. The weighted number of shares of each class and series of common stock outstanding reflects changes in ownership over the periods. See Note 15—Stockholders’ Equity.

Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities in the form of unvested restricted stock awards and unvested restricted stock units and, if dilutive, potential class A common stock equivalent shares outstanding during the period, consisting of: (1) shares of class A common stock issuable upon the conversion of class B and class C common stock based on the conversion rate in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options and the assumed vesting of unearned performance shares.

The following table presents basic and diluted earnings per share for fiscal 2011.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock:
Class A	$2,638		509	$5.18	$3,650		707	(2)	$5.16
Class B	636	(3)	245	2.59	633	(3)	245		2.58
Class C	364		70	5.18	363		70		5.16
Participating securities(4)	12		Not presented	Not presented	12		Not presented		Not presented

Net income attributable to Visa Inc.	$3,650

The following table presents basic and diluted earnings per share for fiscal 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock:
Class A	$1,940		482	$4.03	$2,966		739	(2)	$4.01
Class B	566	(3)	245	2.31	565	(3)	245		2.30
Class C	451		112	4.03	449		112		4.01
Participating securities(4)	9		Not presented	Not presented	9		Not presented		Not presented

Net income attributable to Visa Inc.	$2,966

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

The following table presents basic and diluted earnings per share for fiscal 2009.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock Redeemed October 10, 2008:
Class C (series II) and class C (series III)(5)	$4		Not presented	Not presented	$4		Not presented		Not presented
Common Stock:
Class A	1,397		451	3.10	2,350		759	(2)	3.10
Class B	485	(3)	245	1.98	485	(3)	245		1.98
Class C	460		148	3.10	459		148		3.10
Participating securities(4)	7		Not presented	Not presented	7		Not presented		Not presented

Net income attributable to Visa Inc.	$2,353

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.
(2)

The computation of weighted-average dilutive shares outstanding included the effect of 3 million dilutive shares of outstanding stock awards for fiscal 2011, and 2 million for fiscal 2010 and 2009, respectively. The computation excluded stock options to purchase approximately $2 million, 3 million and less than 1 million shares of common stock for fiscal 2011, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

(3)

Net income attributable to Visa Inc. is allocated to each class of common stock on an as-converted basis. The weighted average numbers of shares of as-converted class B common stock used in the income allocation were 123 million, 141 million and 157 million for fiscal 2011, 2010 and 2009, respectively.

(4)	Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s restricted stock awards, restricted stock units and earned performance-based shares.
(5)	Net income attributable to Visa Inc. was allocated to the shares of redeemed common stock for the period during which they were outstanding.

Note 17—Share-based Compensation

The Company’s 2007 Equity Incentive Compensation Plan, or the EIP, authorizes the compensation committee of the board of directors to grant non-qualified stock options, or options, restricted stock awards, or RSAs, restricted stock units, or RSUs, and performance-based shares to its employees and non-employee directors, for up to 59 million shares of class A common stock. Shares available for award may be either authorized and unissued or previously issued shares subsequently acquired by the Company. The EIP will continue in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors. No awards may be granted under the plan on or after 10 years from its effective date.

Share-based compensation expense is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. The Company’s estimated forfeiture rate is based on an evaluation of historical, actual and trended forfeiture data. For fiscal 2011, 2010, and 2009, the Company recorded share-based compensation expense of $154 million, $135 million and $115 million,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

respectively, in personnel on its consolidated statements of operations. Of the $154 million share-based compensation expense in fiscal 2011, $6 million related to the immediate recognition of expense on awards granted to employees who had reached eligible retirement age. Of the $135 million recognized in fiscal 2010, $4 million relates to expense recognized upon the CyberSource acquisition that was paid in cash. The amount of capitalized share-based compensation expense is immaterial during fiscal 2011, 2010, and 2009.

Options

Options issued under the EIP expire 10 years from the date of grant and vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.

During fiscal 2011, 2010, and 2009, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2011	2010(5)	2009
Expected term (in years)(1)	5.16	3.46	5.69
Risk-free rate of return(2)	1.2%	1.4%	2.7%
Expected volatility(3)	33.4%	36.4%	44.2%
Expected dividend yield(4)	0.8%	0.7%	0.7%
Weighted-average fair value per option granted	$27.50	$29.46	$23.54

(1)	Based on a set of peer companies that management believes is generally comparable to Visa.
(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.
(3)

Based on the average of the Company’s implied and historical volatility. As the Company’s publicly traded stock history is relatively short, historical volatility relies in part on the historical volatility of a group of peer companies that management believes is generally comparable to Visa. The expected volatilities ranged from 31% to 34% in fiscal 2011.

(4)	Based on the Company’s annual dividend rate on the date of grant.
(5)

Includes the impact of 1.6 million replacement awards issued to former CyberSource employees as part of the CyberSource acquisition on July 21, 2010. These awards have a weighted-average exercise price of $47.34 per share and vest over a period of less than three years from the replacement grant date.

The following table summarizes the Company’s option activity for fiscal 2011:

	Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(3) (in millions)
Outstanding at October 1, 2010	9,942,379	$49.30
Granted(1)	977,447	74.32
Forfeited/expired	(202,256)	63.86
Exercised	(2,163,181)	45.36

Outstanding at September 30, 2011	8,554,389	52.81	6.6	$282
Options exercisable at September 30, 2011	6,074,687	47.10	6.4	$235
Options exercisable and expected to be vested at September 30, 2011(2)	8,232,404	$52.46	6.6	$274

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

(1)	Includes 76,822 options granted in connection with the acquisition of PlaySpan. See Note 5—Acquisitions.
(2)	Include options exercisable and those expected to be vested, reflecting estimated forfeitures.
(3)

Calculated using the closing stock price on the last trading day of fiscal 2011 of $85.72, less the option exercise price, multiplied by the number of instruments. The aggregate intrinsic value excludes stock options with an option exercise price greater than $85.72.

For the options exercised during fiscal 2011, 2010 and 2009, the total intrinsic value was $77 million, $42 million and $16 million, respectively, and the tax benefit realized was $28 million, $15 million and $5 million, respectively.

As of September 30, 2011, there was $35 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of approximately 1.3 years.

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

The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The weighted-average grant-date fair value of RSAs granted during fiscal 2011, 2010 and 2009 was $79.80, $79.58 and $56.46, respectively. The weighted-average grant-date fair value of RSUs granted during fiscal 2011, 2010 and 2009 was $79.97, $79.59 and $56.64, respectively. The total fair value of RSAs and RSUs vested during fiscal 2011, 2010 and 2009 was $55 million, $32 million and $78 million, respectively.

The following table summarizes the Company’s RSA and RSU activity for fiscal 2011:

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value(1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at October 1, 2010	1,567,207	370,638	$68.84	$70.60
Granted	981,844	300,414	79.80	79.97
Vested	(656,157)	(163,021)	66.84	69.55
Forfeited/expired	(106,919)	(40,228)	74.10	75.69

Outstanding at September 30, 2011	1,785,975	467,803	$75.28	$76.65	1.5	1.4	$153	$40

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2011 of $85.72, multiplied by the number of instruments.

At September 30, 2011, there was $74 million and $19 million of total unrecognized compensation cost related to non-vested RSAs and RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Performance-based Shares

The following table summarizes the Company’s performance-based shares activity for fiscal 2011:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at October 1, 2010	415,600	$70.64
Granted	331,800	85.05
Vested	(114,614)	56.06
Forfeited/expired	—	—

Outstanding at September 30, 2011	632,786	$80.69	1.0	$54

(1)	Calculated using the stock price at September 30, 2011 of $85.72 multiplied by the number of instruments.

For performance-based shares granted in fiscal 2011 and 2010, the ultimate number of performance shares to be earned will depend on (1) the Company’s achievement of specified cumulative net income performance targets, and (2) the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index (the market condition) during the approximate two-year period beginning October 7, 2010 and October 28, 2009, respectively. During fiscal 2011 and 2010, the fair value of the performance-based shares, incorporating the market condition, was estimated on the date of grant using a Monte Carlo simulation model. The grant-date fair value of the performance-based shares granted during fiscal 2011, 2010 and 2009 were $85.05, $88.06 and $56.06 per share, respectively. Of the performance shares granted in fiscal 2009, 295,736 shares were earned based on the Company’s achievement of specified adjusted net income performance targets during the one-year period ended September 30, 2009. The fiscal 2009 grants did not include additional performance conditions.

Compensation expense for performance-based shares is initially estimated based on target performance and recorded net of estimated forfeitures, and is adjusted as appropriate throughout the performance period. Performance shares vest in two equal installments approximately two and three years from the date of the grant, subject to earlier vesting in full under certain conditions. At September 30, 2011, there was $10 million of total unrecognized compensation cost related to unvested performance-based shares.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Note 18—Commitments and Contingencies

Commitments. The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $76 million in fiscal 2011, $59 million in fiscal 2010, and $77 million in fiscal 2009. Future minimum payments on leases and marketing and sponsorship agreements per fiscal year, at September 30, 2011 are as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$65	$56	$23	$19	$10	$34	$207
Capital leases	6	6	—	—	—	—	12
Marketing and sponsorships	119	108	106	71	23	86	513

Total	$190	$170	$129	$90	$33	$120	$732

Select sponsorship agreements require the Company to spend a certain amount for advertising and marketing promotion over the term of the contract without specifying the exact year of spend. For these obligations, the Company has estimated the timing of when these amounts will be spent. In addition to the fixed payments stated above, select sponsorship agreements require the Company to undertake marketing, promotional or other activities up to stated monetary values to support events which the Company is sponsoring. The stated monetary value of these activities typically represents the value in the marketplace, which may be significantly in excess of the actual costs incurred by the Company.

Client Incentives. The Company has agreements with select clients for various programs designed to build payments volume, increase the acceptance of its products and win merchant preference for transaction routing. These agreements, with original terms ranging from one to thirteen years, can provide card issuance and/or conversion support, volume / growth targets and marketing and program support based on specific performance requirements. These agreements are designed to encourage client business and to increase overall Visa-branded payment and transaction volume, thereby reducing unit transaction processing costs and increasing brand awareness for all Visa clients.

Payments made that qualify for capitalization and obligations incurred under these programs are included on the balance sheet. Obligations under these customer agreements are primarily amortized as a reduction to revenue in the same period as the related revenues are earned, based on management’s estimate of the customer’s performance in accordance with the terms of the incentive agreement. The agreements may or may not limit the amount of customer incentive payments.

The table below sets forth the expected future reduction of revenue for client incentive agreements in effect at September 30, 2011:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Client incentives	$1,634	$1,519	$1,170	$833	$558	$472	$6,186

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Other Contingencies. In the ordinary course of business, the Company enters into contractual arrangements with financial institution and other clients pursuant to which the Company may agree to indemnify the client for certain types of losses incurred relating to the services Visa provides or otherwise relating to the Company’s performance under the applicable agreement.

Note 19—Related Parties

Visa considers an entity to be a related party for purposes of this disclosure if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year or if an officer or employee of that entity also serves on the board of directors. In January 2011, the Company’s board made the decision to reduce its overall size, and as a result, its non-executive board members are comprised exclusively of independent directors as of September 30, 2011. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10%; or (ii) if the investment is accounted for under the equity method of accounting. There were no material operating expenses incurred during fiscal 2011, 2010 and 2009, or material amounts due to or from related parties at the end of fiscal 2011 and 2010.

Ownership. At September 30, 2011 and 2010, no entity owned more than 10% of the Company’s total voting common stock.

Board representation. The Company generated total operating revenues of approximately $172 million, $597 million and $786 million from clients represented on its board of directors during fiscal 2011, 2010 and 2009, respectively. The fiscal 2011 amount represents operating revenues generated during the period prior to the changes made to the Company’s board of directors effective January 2011. In addition, the Company maintains banking relationships and has credit facilities with certain financial institutions affiliated with one member of the Company’s board of directors. See Note 10—Debt.

Investees. The Company generated total operating revenues of $28 million, $27 million and $56 million, and received dividend income of $1 million, $2 million and $41 million from related party investees during fiscal 2011, 2010 and 2009, respectively.

Note 20—Income Taxes

The Company’s income before taxes by fiscal year consisted of the following:

	2011	2010	2009
	(in millions)
U.S.	$4,650	$3,973	$3,807
Non-U.S.	1,006	665	193

Total income before taxes and minority interest	$5,656	$4,638	$4,000

U.S. income before taxes included $1.3 billion, $1.1 billion and $1.8 billion from non-U.S. clients for fiscal 2011, 2010 and 2009, respectively.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Income tax provision by fiscal year consisted of the following:

	2011	2010	2009
	(in millions)
Current:
U.S. federal	$1,365	$1,089	$912
State and local	311	260	226
Non-U.S.	168	76	208

Total current taxes	1,844	1,425	1,346

Deferred:
U.S. federal	160	209	353
State and local	(2)	35	14
Non-U.S.	8	5	(65)

Total deferred taxes	166	249	302

Total income tax provision	$2,010	$1,674	$1,648

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2011 and 2010 are presented below:

	2011	2010
	(in millions)
Deferred Tax Assets
Accrued compensation and benefits	$96	$115
Comprehensive income	104	78
Investments in joint ventures	15	12
Accrued litigation obligation	128	210
Client incentives	184	179
Net operating loss carryforward	38	83
Tax credits	26	25
Federal benefit of state taxes	300	287
Federal benefit of foreign taxes	7	7
Other	76	57

Deferred tax assets	974	1,053

Deferred Tax Liabilities
Property, equipment and technology, net	(266)	(186)
Intangible assets	(4,374)	(4,396)
Foreign taxes	(40)	(21)
Other	(10)	(8)

Deferred tax liabilities	(4,690)	(4,611)

Net deferred tax liabilities	$(3,716)	$(3,558)

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	September 30, 2011	September 30, 2010
	(in millions)
Current deferred tax assets	$489	$623
Non current deferred tax liabilities	(4,205)	(4,181)

Net deferred tax liabilities	$(3,716)	$(3,558)

The decrease in the deferred tax asset for accrued litigation obligation is primarily due to covered litigation payments in fiscal 2011.

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

As of September 30, 2011, the Company had $56 million federal, $126 million state and $44 million foreign net operating loss carryforwards primarily from subsidiaries acquired in recent years. The federal and state net operating loss carryforwards will expire in fiscal 2013 through 2030. The foreign net operating loss may be carried forward indefinitely. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Although the Company’s ability to utilize the U.S. net operating loss carryforwards was limited in fiscal 2011, the Company expects to fully utilize the net operating loss carryforwards in future years.

As of September 30, 2011, the Company also had federal and state research and development tax credit carryforwards of $8 million and $21 million, respectively. The federal carryforwards will expire in fiscal 2017 through 2028. The state carryforwards may be carried forward indefinitely. The Company also has federal alternative minimum tax credits of approximately $1 million, which do not expire. The Company expects to realize the benefit of the credit carryforwards in future years.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30
	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions)		(in millions)		(in millions)
U.S. federal income tax at statutory rate	$1,980	35%	$1,623	35%	$1,400	35%
State income taxes, net of federal benefit	203	4%	177	4%	156	4%
Non-U.S. tax effect, net of federal benefit	(150)	(2)%	(124)	(2)%	7	—
Remeasurement of deferred taxes due to change in state apportionment	(3)	—	15	—	—	—
Non-U.S. tax on sale of VisaNet do Brasil, net of federal benefit	—	—	—	—	51	1%
Revaluation of Visa Europe put option	(43)	(1)%	(28)	(1)%	—	—
Other, net	23	—	11	—	34	1%

Income tax provision	$2,010	36%	$1,674	36%	$1,648	41%

The effective income tax rates in fiscal 2011 and 2010 were lower than the rate in fiscal 2009 primarily due to the benefit of tax incentives in Singapore, the Company’s largest operating hub outside the U.S., beneficial changes in the geographic mix of the Company’s global income, the nontaxable revaluations of the Visa Europe put option in fiscal 2011 and 2010, and the absence of additional foreign tax related to the sale of the investment in VisaNet do Brasil in fiscal 2009.

Income taxes receivable of $112 million and $140 million are included in prepaid and other current assets at September 30, 2011 and 2010, respectively. See Note 6—Prepaid Expenses and Other Assets. At September 30, 2011 and 2010, income taxes payable of $63 million and $40 million, respectively, are included in accrued income taxes as part of accrued liabilities, and accrued income taxes of $468 million and $423 million, respectively, are included in other long-term liabilities. See Note 9—Accrued and Other Liabilities.

Cumulative undistributed earnings of the Company’s international subsidiaries amounted to $1.9 billion at September 30, 2011, all of which are intended to be reinvested indefinitely outside the U.S. The amount of income taxes that would have resulted had such earnings been repatriated is not practically determinable.

The Company’s largest operating hub outside the U.S. is located in Singapore. It operates under a tax incentive agreement which is effective through September 30, 2014, and may be extended through September 30, 2023, if certain additional requirements are satisfied. The tax incentive agreement is conditional upon certain employment and investment thresholds being met by the Company. The tax incentive agreement decreased Singapore tax by $111 million, $93 million and $16 million, and the benefit of the tax incentive agreement on diluted earnings per share was $0.16, $0.13 and $0.02 in fiscal 2011, 2010 and 2009, respectively.

In accordance with ASC 740, the Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

At September 30, 2011 and 2010, the Company’s total gross unrecognized tax benefits were $850 million and $545 million, respectively, exclusive of interest and penalties described below. Included in the $850 million and $545 million are $696 million and $443 million of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.

A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2011	2010
	(in millions)
Beginning balance at October 1	$545	$439
Increases of unrecognized tax benefits related to prior years	206	65
Decreases of unrecognized tax benefits related to prior years	(52)	—
Increases of unrecognized tax benefits related to current year	158	44
Reductions to unrecognized tax benefits related to lapsing statute of limitations	(7)	(3)

Ending balance at September 30	$850	$545

It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions as interest expense, and general and administrative, respectively, in its consolidated statements of operations. In fiscal 2011, 2010 and 2009, the Company recognized $7 million, $37 million and $17 million of interest expense, respectively, related to uncertain tax positions in its consolidated statements of operations. In fiscal 2011, the Company reversed $2 million of penalties upon the effective settlement of uncertainties surrounding the timing of certain deductions. In fiscal 2010 and 2009, the Company recognized $5 million and $4 million of penalties, respectively. At September 30, 2011 and 2010, the Company had accrued interest of $65 million and $58 million, respectively, and accrued penalties of $8 million and $10 million, respectively, related to uncertain tax positions in its other long-term liabilities.

The Company’s fiscal 2006, 2007 and 2008 U.S. federal income tax returns are currently under examination by the Internal Revenue Service (IRS). The most significant areas being examined by the IRS include transfer pricing, deduction for covered litigation and research and development tax credits. The timing of the final resolution of the tax examination is uncertain. As such, it is not reasonably possible to estimate the impact that the final outcome could have on the Company’s unrecognized tax benefits in the next 12 months. Except for certain outstanding refund claims, the federal statutes of limitations expired for fiscal years prior to fiscal 2006. The Company is also subject to examinations by various state and foreign tax authorities. The Company has concluded all California income tax matters for years through fiscal 2003. All material state and foreign tax matters have been concluded for years through fiscal 2002.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company’s results of operations, financial position or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.

The Company recorded litigation provisions of approximately $7 million, ($45) million and $2 million in fiscal 2011, 2010 and 2009, respectively. The credit to the provision in fiscal 2010 was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation (discussed in Other Litigation below). The remaining credit balance was due to the release of accruals for certain legal matters settled during fiscal 2010. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.

The following table summarizes the activity related to accrued litigation for both covered and other non-covered litigation for the years ended September 30, 2011 and 2010:

	2011	2010
	(in millions)
Balance at October 1	$697	$1,717
Provision for settled legal matters(1)	7	(45)
Reclassification of settled matters (2)	12	—
Interest accretion on settled matters	11	27
Payments on settled matters(3)	(302)	(1,002)

Balance at September 30	$425	$697

(1)

The amount for the twelve months ended September 30, 2010 includes the reduction to the provision for the $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation.

(2)	Reclassification of amount previously recorded in accrued liabilities.

(3)

The amount for the twelve months ended September 30, 2010 includes the Company’s October 2009 prepayment of its remaining $800 million in payment obligations in the Retailers’ litigation at a discounted amount of $682 million.

Covered Litigation

Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are subject to the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 3—Retrospective Responsibility Plan. An accrual for covered litigation and a charge to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The current uncommitted balance of the covered litigation escrow account—$2.7 billion—was deposited by the Company primarily with a view toward resolving the Interchange Litigation. The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during fiscal 2011.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

The Discover Litigation. On October 4, 2004, Discover Financial Services, Inc. filed a complaint against Visa U.S.A., Visa International and MasterCard International Incorporated (MasterCard). The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to a lawsuit brought by the U.S. Department of Justice (DOJ) in 1998. The complaint alleged, among other things, that the implementation and enforcement of Visa’s bylaw 2.10(e) and MasterCard’s Competitive Programs Policy, or CPP, which prohibited their respective members from issuing American Express or Discover cards violated Sections 1 and 2 of the Sherman Act and California’s Unfair Competition Law, and sought money damages (subject to trebling) and attorneys’ fees and costs.

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

The American Express Litigation. On November 15, 2004, American Express filed a complaint against Visa U.S.A., Visa International, MasterCard and several Visa U.S.A. and Visa International member financial institutions in the U.S. District Court for the Southern District of New York. The complaint alleged that the implementation and enforcement of Visa U.S.A.’s bylaw 2.10(e) and MasterCard’s CPP violated Sections 1 and 2 of the Sherman Act, and sought money damages (subject to trebling) and attorneys’ fees and costs.

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

The quarterly payments are in an amount equal to 5% of American Express’s United States global network services billings during the quarter up to a maximum of $70 million per quarter; provided, however, that if the payment for any quarter is less than $70 million, the maximum payment for a future quarter or quarters shall be increased by the difference between $70 million and such lesser amount as was actually paid. American Express has met the performance criteria set forth in the settlement agreement for each quarter thus far, including the fourth fiscal quarter of fiscal 2011, and Visa has made each of the corresponding settlement payments.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

The Attridge Litigation. On December 8, 2004, a complaint was filed in California state court on behalf of an alleged class of consumers asserting claims against Visa U.S.A., Visa International and MasterCard under California’s Cartwright Act and Unfair Competition Law. The claims in this action, Attridge v. Visa U.S.A. Inc., et al., seek to piggyback on the portion of the DOJ litigation in which the U.S. District Court for the Southern District of New York found that Visa’s bylaw 2.10(e) and MasterCard’s CPP constitute unlawful restraints of trade under the federal antitrust laws. On May 19, 2006, the court entered an order dismissing plaintiff’s Cartwright Act claims with prejudice but allowing the plaintiff to proceed with his Unfair Competition Law claims, which seek restitution, injunctive relief, and attorneys’ fees and costs. On December 14, 2007, the plaintiff amended his complaint to add Visa Inc. as a defendant. No new claims were added to the complaint.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

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

On May 8, 2008, class plaintiffs served on defendants a motion seeking to certify a class of merchants. Visa, jointly with other defendants, moved to dismiss the Supplemental Complaint and the Second Consolidated Amended Class Action Complaint on March 31, 2009.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

33.3333% and a Visa portion at 66.6667%. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of the Company’s retrospective responsibility plan. The litigation provision on the consolidated statements of operations is not impacted by the execution of the omnibus agreement.

The parties filed motions for summary judgment on a number of issues on February 11, 2011. Visa, jointly with other defendants, moved for summary judgment against the claims in the Supplemental Complaint and the Second Consolidated Amended Class Action Complaint. Visa and other defendants also moved for summary judgment against the claims in the individual plaintiffs’ complaints. The class plaintiffs sought summary judgment on all of their intra-network damages claims under Section 1 of the Sherman Act in the Second Consolidated Amended Class Action Complaint, including by arguing that Visa’s post-IPO conduct constitutes a continuing conspiracy. Finally, the individual plaintiffs moved for partial summary judgment on their claims that (i) agreements by banks to enforce certain Visa rules are per se unlawful under Section 1 of the Sherman Act, and (ii) Visa’s imposition of those rules post-IPO constitutes a continuing conspiracy under Section 1 of the Sherman Act.

The parties have exchanged expert reports and taken expert discovery. The court asked the parties to identify any objections to a trial date of September 12, 2012, and no party has objected to that date.

The parties’ efforts to reach a mediated resolution of the litigation continue, though substantial hurdles exist. In particular, plaintiffs’ confidential settlement demands to Visa have included unacceptable changes to Visa’s business practices and unacceptable financial terms. Under generally accepted accounting principles, the Company believes some loss is reasonably possible, but not probable and reasonably estimable. Many material uncertainties exist, including, among other things, the mixed progress in settlement negotiations and numerous motions pending before the court. The current uncommitted balance of the covered litigation escrow account—$2.7 billion—is consistent with the Company’s estimate of its share of a lower end of a negotiated settlement for the entire matter. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties and mediation obstacles that persist, including the unacceptable changes to our business practices demanded by plaintiffs. We are unable to estimate a potential loss or range of loss, if any, at trial if a negotiated resolution of the matter cannot be reached.

Other Litigation

In re Visa Check/MasterMoney Antitrust Litigation. Beginning in October 1996, several antitrust class action lawsuits were brought by U.S. merchants against Visa U.S.A. and MasterCard. The suits were later consolidated in the U.S. District Court for the Eastern District of New York, In re Visa Check/MasterMoney Antitrust Litigation. Among other claims, the plaintiffs alleged that Visa U.S.A.’s “Honor All Cards” rule, which required merchants that accepted Visa cards to accept for payment every validly presented Visa card, and a similar MasterCard rule, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. On June 4, 2003, the parties signed a settlement agreement that was approved by the court on December 19, 2003. Pursuant to the settlement agreement, Visa agreed to modify its “Honor All Cards” rule such that a merchant may accept only Visa check cards, only Visa credit cards, or both. Visa also agreed to pay approximately $2.0 billion to the merchant class over 10 years in equal annual installments of $200 million per year, among other things.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

On August 31, 2009, Visa entered into an agreement to prepay its remaining $800 million in settlement payments for $682 million. On October 2, 2009, the court entered a final order approving the prepayment agreement, and Visa made the prepayment on October 5, 2009. Pursuant to its terms, the prepayment agreement became final after no appeals to the approval order were filed within the 30-day appeal period.

“Indirect Purchaser” Actions. Complaints were also filed in 19 different states and the District of Columbia alleging state antitrust, consumer protection and common law claims against Visa U.S.A. and MasterCard (and, in California, Visa International) on behalf of consumers. The claims in these class actions included allegations mirroring those made in the U.S. merchant lawsuit and asserting that merchants, faced with excessive merchant discount fees, passed on some portion of those fees to consumers in the form of higher prices on goods and services sold. Plaintiffs seek money damages and injunctive relief. Visa U.S.A. has been successful in the majority of these cases, as courts in 17 jurisdictions have granted Visa U.S.A.’s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. In New Mexico, the court granted Visa U.S.A.’s motion to dismiss at a hearing on May 14, 2010, and entered an order and judgment dismissing the case on June 9, 2010. The plaintiff filed a notice of appeal from that order and judgment on June 14, 2010. Briefing is complete in the appeal, but no decision has been issued.

In California, in the consolidated Credit/Debit Card Tying Cases, the court dismissed claims brought under the Cartwright Act, but denied a similar motion with respect to Unfair Competition Law claims for unlawful, unfair and/or fraudulent business practices. On October 31, 2007, the court denied the plaintiffs’ motion to give collateral estoppel effect to certain elements of their “tying” claim based on statements in the ruling on cross-motions for summary judgment in In re Visa Check/MasterMoney Antitrust Litigation. On October 3, 2008, the parties agreed to confidential settlement terms to resolve the dispute. A written settlement agreement executed on September 14, 2009, was submitted to the court for approval. After the parties amended the settlement agreement in certain respects, the court entered an order preliminarily approving the settlement on January 5, 2010 and entered an order granting final approval on August 23, 2010. The plaintiff in Attridge, who had filed objections to the settlement, filed a notice of appeal from the final approval order, as have other objectors to the settlement. The amount of the settlement is not considered material to the consolidated financial statements.

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

On July 20, 2006, Visa U.S.A. and Visa International entered into a settlement agreement in MDL 1409. Under the terms of that settlement, Visa U.S.A. and Visa International paid $100.1 million

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

into a settlement fund and agreed that for five years they would separately identify or itemize any fees added to transactions because they occurred in a foreign country or involved a foreign currency and would require U.S. issuing members to disclose certain changes, if any, to exchange rate practices. Visa U.S.A. and Visa International also paid into the settlement fund $18.6 million in attorneys’ fees to resolve Schwartz. The Shrieve, Mattingly, and Baker plaintiffs agreed that they would ask the court to dismiss their actions with prejudice as to Visa U.S.A. and Visa International once the MDL 1409 settlement receives court approval. Visa U.S.A. and Visa International agreed to pay $1.0 million plus interest as attorneys’ fees after the dismissal of Baker.

The court granted final approval of the MDL 1409 settlement on October 22, 2009. Various appeals were filed with the U.S. Court of Appeals for the Second Circuit. All such appeals were dismissed as of May 11, 2011. All of the underlying actions against Visa U.S.A. and Visa International, including Schwartz, Shrieve, Mattingly, and Baker, have been dismissed, and Visa has made all payments required under the settlement agreements.

Morgan Stanley Dean Witter/Discover Litigation. In August 2004, the European Commission in Brussels issued a Statement of Objections against Visa International and Visa Europe alleging a breach of European competition law. The allegation arises from the Visa International and Visa Europe Rule (bylaw 2.12(b)) that makes certain designated competitors, including Morgan Stanley Dean Witter/Discover, ineligible for membership. On October 3, 2007, the European Commission fined Visa International and Visa Europe €10.2 million ($14.5 million) for infringing European Union rules on restrictive business practices (Article 81 of the EC Treaty and Article 53 of the EEA Agreement). Visa International and Visa Europe filed an appeal of the ruling with the Court of First Instance on December 19, 2007. On April 14, 2011, the European Union General Court denied Visa’s appeal of the €10.2 million fine. Pursuant to existing agreements, Visa Europe has acknowledged full responsibility for the defense of this action, including any fines that may be payable.

Vale Canjeable. On November 21, 2006, Vale Canjeable Ticketven, C.A. filed an action in the Fifth Municipal Court of Caracas (“Fifth Municipal court”), Venezuela against Todoticket 2004, C.A., and Visa International seeking a preliminary injunction preventing use of the Visa Vale mark in Venezuela. On November 29, 2006, the Fifth Municipal court granted a preliminary injunction prohibiting defendants’ use of “Vale” in the Venezuelan market of food vouchers. Visa filed a constitutional objection to that ruling on December 6, 2006. The objection was dismissed, and Visa appealed the decision through the appellate courts.

After all appeals to the lower appellate courts had been rejected, on March 14, 2008, Visa filed an extraordinary appeal of the preliminary injunction ruling with the Commercial Chamber of the Supreme Court (the “Supreme Court”). On August 6, 2008, the Supreme Court ruled in Visa’s favor, declared the lower court’s decision null and void, and remanded the case to the appellate court. Following the Supreme Court’s order, on March 25, 2009, the First Commercial Judge of Appeals of Caracas issued a new decision, affirming the preliminary injunction and finding Visa and Todoticket liable for legal fees and costs in connection with the appeal. On July 9, 2009, Visa filed a further appeal, and on December 10, 2009, the Supreme Court again decided in Visa’s favor, overturning the appellate ruling. The Supreme Court ordered a new appellate judge to consider the preliminary injunction that prevented Visa from using the Visa Vale trademark in Venezuela. On August 10, 2011, the court rejected Visa’s appeal of the preliminary injunction and ordered the defendants to pay costs.

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

In parallel to this proceeding, in December 2006, the plaintiff also filed a claim with the Fourth Commercial Court of First Instance of Caracas (“First Instance court”), alleging that the defendants infringed the plaintiff’s rights as the holder of the trademark registries and requesting declarative, injunctive and monetary relief. On September 25, 2007, Visa’s request for removal of the First Instance judge from the case was granted. A new judge was assigned to finalize the discovery phase of the case. On February 11, 2010, the First Instance court dismissed in its entirety the plaintiff’s claim against Visa and other defendants for damages based on trademark infringement. The plaintiff appealed. On August 10, 2011, the appellate court overturned the First Instance court’s dismissal in part. The court refused to award plaintiff any damages or costs, but enjoined Visa and Todoticket from using the expression “Vale” in the Venezuelan food voucher market.

Both August 10 rulings are subject to an extraordinary appeal to the Supreme Court.

U.S. Merchant Acceptance Rules Investigations. On October 10, 2008, the DOJ issued a Civil Investigative Demand, or “CID,” to Visa U.S.A. that sought information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID sought documents, data and narrative responses to several interrogatories and document requests, which focused on certain U.S. merchant acceptance practices, including major payment network rules regarding merchant surcharging and merchants’ ability to steer customers to other forms of payment. A multistate attorney general working group and other state attorney general offices requested similar information from Visa Inc. in 2009.

On October 4, 2010, Visa announced a settlement with the DOJ and the attorneys general of seven states to resolve their investigations. Additional states joined the settlement on December 20, 2010. As part of the settlement, Visa will allow U.S. merchants to offer discounts or other incentives to steer customers to a particular form of payment including to a specific network brand or to any card product, such as a “non-reward” Visa credit card. Visa’s rules always have allowed U.S. merchants to steer customers to other forms of payment and offer discounts to customers who choose to pay with cash, check or PIN debit. The new rules will expand U.S. merchants’ ability to discount for their preferred form of payment, though they will not be able to pick and choose amongst issuing banks. The settlement agreement does not address Visa’s rule prohibiting U.S. merchants from surcharging consumers. Apart from a partial reimbursement to some of the state attorneys general of their attorneys’ fees and expenses, there is no monetary obligation associated with the settlement. The reimbursement amount is not considered material to the consolidated financial statements.

The consent decree setting forth the terms of settlement was subject to court approval. After responding to public comments it received regarding the consent decree, on July 14, 2011, the DOJ asked the court to enter final judgment “as soon as possible without further hearing.” The settlement became final on July 20, 2011, when the court entered final judgment approving the consent decree, and Visa has made the rule changes required by the settlement.

Venezuela Interchange Proceedings. On October 2, 2008, the Superintendencia para la Promoción y Protección de la Libre Competencia (“Competition Authority”) of Venezuela filed an administrative proceeding against “Visa Inc. International” (sic), MasterCard, American Express, Diners Club, Consorcio Credicard, and more than thirty privately held financial institutions. The Competition Authority alleged that, among other things, the defendants’ setting of default interchange rates and merchant discount rates violated Venezuelan competition law. The Competition Authority sought

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

monetary and injunctive relief. On December 29, 2010, the Competition Authority issued a decision that it had found no violation of Venezuelan competition law by Visa or any of the other defendants.

European Interchange Proceedings. On April 3, 2009, the European Commission issued a Statement of Objections (“SO”) to Visa Europe, Visa International and Visa Inc. alleging a breach of European competition law. Visa Inc. and Visa International were served with the Statement of Objections on June 1, 2009. The SO alleged a breach of Article 81 of the EC Treaty and Article 53 of the EEA Agreement. The SO was directed to Visa Inc. and Visa International with respect to the “Honor All Cards” rule, the “no-surcharge” rule, and certain debit interchange fee practices. On August 10, 2009, Visa Inc. and Visa International filed a response to the SO.

On April 26, 2010, Visa Europe announced an agreement with the European Commission, subject to public consultation, to end the proceedings with respect to Visa Europe’s immediate debit interchange fees. After public consultation, on December 8, 2010, the European Commission concluded that the proposed agreement with Visa Europe addressed its competition concerns, made the agreement legally binding upon Visa Europe, and closed its investigation with regard to interchange fees for debit card transactions. For credit card and deferred debit card payments, the European Commission announced that it will “continue to investigate.” Meanwhile, it has issued further requests for information to Visa Europe, Visa Inc. and Visa International and commissioned a cost-of-cash study. Pursuant to existing agreements among the parties, Visa Europe is obligated to indemnify Visa International and Visa Inc. in connection with this proceeding, including payment of any fines that may be imposed.

Canadian Competition Proceedings

Competition Bureau. On April 21, 2009, Visa Canada Corporation (“Visa Canada”) received an oral notification from the Canadian Competition Bureau that it had initiated a civil inquiry regarding interchange and certain of Visa policies relating to merchant acceptance practices. The Bureau issued a voluntary draft information request to Visa on August 4, 2010, seeking information about certain merchant acceptance practices, interchange (including the setting of default interchange), and fees paid by issuers and acquirers to Visa.

On December 15, 2010, the Commissioner of Competition filed a Notice of Application against Visa Canada and MasterCard. The proceeding challenges certain Visa policies regarding merchant acceptance practices, including Visa’s “no-surcharge” and “honour all cards” policies under the Competition Act. Visa Canada filed a Response to the Notice of Application on January 31, 2011. On February 10, 2011, Toronto Dominion Bank and the Canadian Bankers Association sought leave to intervene in the proceeding; Visa supported such requests. Following a hearing on March 7, 2011, the Competition Tribunal granted the intervention requests.

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

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

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

Restricted Spending Solutions, LLC-Prepaid and Commercial Cards. On June 23, 2009, Restricted Spending Solutions, LLC filed a lawsuit against Visa U.S.A. and a number of other companies in the U.S. District Court for the Northern District of Illinois alleging that certain Visa prepaid and commercial cards infringe U.S. Patent No. 6,044,360 (“Third Party Credit Card”). Plaintiff sought money damages and injunctive relief. On October 30, 2009, Visa U.S.A. answered the complaint and filed a counterclaim for a declaratory judgment that Visa is not infringing the patent and/or that the patent is invalid. Visa U.S.A. filed a First Amended Answer and Counterclaim on November 19, 2009.

On February 5, 2010, the defendants filed a motion for summary judgment of invalidity based on Visa’s U.S. Patent 5,500,513. The court granted defendants’ motion on September 29, 2010. Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on October 28, 2010. On December 22, 2010, Visa moved to recover its attorneys’ fees incurred in the litigation on grounds that, at the outset of the case, plaintiff improperly refused to acknowledge the invalidity of its patent when presented with Visa’s evidence. On January 27, 2011, plaintiff and Visa filed a stipulation of settlement, whereby plaintiff agreed to withdraw its appeal and pay Visa’s litigation costs in exchange for Visa’s withdrawal of its fee petition.

CyberSource securities litigation. On April 29, 2010, an individual named Carol Ann Peters filed a class action lawsuit against CyberSource Corporation (“CyberSource”), certain of its directors, and Visa Inc. in California Superior Court in connection with the proposed merger of CyberSource and Visa. The complaint asserted claims of breach of fiduciary duty against the CyberSource directors and aiding and abetting breaches of fiduciary duty against CyberSource and Visa. Plaintiff later added Market Street Corp., a wholly-owned subsidiary of Visa Inc., as a defendant and sought declaratory and injunctive relief and attorneys’ fees. A similar lawsuit was filed on May 4, 2010, by the Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters in the Chancery Court of the State of Delaware. The Delaware complaint was voluntarily dismissed and re-filed in California Superior Court on June 1, 2010, adding allegations of inadequate disclosure in CyberSource’s preliminary proxy statement concerning the merger. On June 9, 2010, the California court consolidated the two suits, now captioned In re CyberSource Shareholder Litigation.

On June 29, 2010, the parties reached an agreement in principle to settle the litigation. The agreement required CyberSource to make certain additional disclosures related to the proposed merger, which were made in CyberSource’s definitive proxy statement filed with the SEC on June 11,

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

2010, but did not require any defendant to pay money damages. A notice of the settlement, which was subject to confirmatory discovery and court approval, was filed on July 13, 2010. On September 16, 2010, following completion of confirmatory discovery, the parties filed formal settlement documents with the court. On November 10, 2010, the court entered an order preliminarily approving the settlement and directing that notice of the settlement be provided to potential class members. The court held a final approval hearing on January 14, 2011 and issued an order and final judgment approving the settlement on January 21, 2011. The settlement amount is not considered material to the Company’s consolidated financial statements.

Dynamic Currency Conversion. Visa has received notices from competition regulators in New Zealand, Korea, and Australia regarding investigations into Visa’s policies relating to the provision of Dynamic Currency Conversion (DCC) services. DCC refers to the conversion of the purchase price of goods or services from one currency to another at the point of sale as agreed to by the cardholder and merchant.

In New Zealand, the Commerce Commission completed its investigation and in February 2011 concluded that Visa’s policies relating to DCC had not breached New Zealand’s competition law. In May 2011, the Korean Fair Trade Commission also closed its investigation. The investigation by the competition regulator in Australia (the ACCC) is pending and includes Visa’s policies relating to currency conversion on cash withdrawals. The ACCC has the authority to commence proceedings before the Federal Court of Australia and seek an injunction or find if it can establish a breach of competition laws. No such proceedings have been commenced, and the potential amount of any fine cannot be estimated at this time.

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

On November 19, 2010, the plaintiff filed an amended complaint, adding GameStop Corporation as a defendant, asserting additional claims against Visa under federal and state consumer protection statutes and state common law, and seeking certification of a class of persons and entities whose credit card or debit card data was improperly accessed by Webloyalty.com since October 1, 2008. Webloyalty.com asked the Judicial Panel on Multidistrict Litigation to consolidate with this case, for pretrial proceedings, a case pending in federal district court in California in which Webloyalty.com and Movietickets.com (but not Visa) are named as defendants. On February 8, 2011, the Judicial Panel on Multidistrict Litigation denied Webloyalty.com’s application to consolidate the case.

On December 23, 2010, Webloyalty.com, GameStop, and Visa each filed motions to dismiss the amended complaint.

Call center litigation. On April 28, 2011, Francisco Marenco filed a request in the U.S. District Court for the Central District of California to amend his class action complaint to name Visa Inc. as the

VISA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2011

(in millions, except as noted)

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

Korean Fair Trade Commission. Following a complaint lodged by a Visa client, in July 2011 the Korean Fair Trade Commission (KFTC) initiated an investigation into Visa’s requirements for the processing of international transactions over VisaNet. The KFTC has the authority to issue an injunction or fine; the potential amount of any fine cannot be estimated at this time. Visa is cooperating with the investigation.

U.S. ATM Access Fee Litigation.

National ATM Council class action. On October 12, 2011, the National ATM Council and thirteen non-bank ATM operators filed a class action lawsuit against Visa (Visa Inc., Visa International Service Association, Visa USA, and Plus System, Inc.) and MasterCard in U.S. District Court for the District of Columbia. The complaint challenges Visa’s rule (and a similar MasterCard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. The plaintiffs claim that the rule prevents non-bank ATM operators from attracting customers through lower prices, allegedly in violation of Section 1 of the Sherman Act. The complaint requests injunctive relief, attorneys’ fees, and damages “in an amount not presently known, but which is tens of millions of dollars, prior to trebling.”

Consumer class actions. In October 2011, three consumer class actions were filed against Visa and MasterCard in the same federal court challenging the same ATM access fee rules. One case, Genese, adds three financial institutions as defendants. All three cases purport to represent classes of consumers in claims brought under Section 1 of the Sherman Act. Stoumbos adds claims under antitrust and/or consumer protection statutes in certain states and the District of Columbia, and Bartron adds claims on behalf of sub-classes of consumers under such state laws. The consumer suits seek injunctive relief, attorneys’ fees, and treble damages; Bartron and Stoumbos also seek restitution where available under state law.

Note 22—Subsequent Events

On October 18, 2011, the Company’s board of directors declared a dividend in the aggregate amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). See Note 15—Stockholders’ Equity.

On October 26, 2011, the Company’s board of directors authorized a $1.0 billion increase to its July 2011 share repurchase program, subject to the same terms as the existing program. See Note 15—Stockholders’ Equity.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share data)

The following tables show selected quarterly operating results for each quarter and full year of fiscal 2011 and 2010 for Visa Inc.:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	2011 Total
	(in millions, except per share data)
Operating revenues	$2,238	$2,245	$2,322	$2,383	$9,188
Operating income	1,366	1,383	1,345	1,362	5,456
Net income attributable to Visa Inc.	884	881	1,005	880	3,650
Basic earnings per share
Class A common stock	$1.23	$1.24	$1.43	$1.28	$5.18
Class B common stock	$0.63	$0.63	$0.70	$0.62	$2.59
Class C common stock	$1.23	$1.24	$1.43	$1.28	$5.18
Diluted earnings per share
Class A common stock	$1.23	$1.23	$1.43	$1.27	$5.16
Class B common stock	$0.63	$0.63	$0.70	$0.62	$2.58
Class C common stock	$1.23	$1.23	$1.43	$1.27	$5.16

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	2010 Total
	(in millions, except per share data)
Operating revenues	$1,960	$1,959	$2,029	$2,117	$8,065
Operating income	1,217	1,122	1,137	1,113	4,589
Net income attributable to Visa Inc.	763	713	716	774	2,966
Basic earnings per share
Class A common stock	$1.03	$0.97	$0.97	$1.06	$4.03
Class B common stock	$0.60	$0.56	$0.56	$0.59	$2.31
Class C common stock	$1.03	$0.97	$0.97	$1.06	$4.03
Diluted earnings per share
Class A common stock	$1.02	$0.96	$0.97	$1.06	$4.01
Class B common stock	$0.60	$0.56	$0.55	$0.59	$2.30
Class C common stock	$1.02	$0.96	$0.97	$1.06	$4.01

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks discussed in Item 1A—Risk Factors in this report.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2011, there were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2011, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning the Company’s directors, executive officers, the Code of Business Conduct and Ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” “Executive Officers,” “Corporate Governance—Code of Business Conduct and Ethics,” and “Board of Directors and Committees of the Board—Committees of the Board—Audit and Risk Committee and Audit and Risk Committee Financial Expert” in our Proxy Statement.

The information required by this item regarding compliance with Section 16(a) of the Exchange Act pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and our Corporate Governance Guidelines are available on the Investor Relations page of our website at www.investor.visa.com, under “Corporate Governance.” Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, P.O. Box 8999, San Francisco, California 94128.

ITEM 11.	Executive Compensation

The information required by this item concerning director and executive compensation is incorporated herein by reference to the sections entitled “Board of Directors and Committees of the Board—Compensation of Non-Employee Directors” and “Executive Compensation” in our Proxy Statement.

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

The information required by this item pursuant to Item 403 of Regulation S-K is incorporated herein by reference to the section entitled “Beneficial Ownership of Equity Securities” in our Proxy Statement.

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

The information required by this item concerning director independence pursuant to Item 407(a) of Regulation S-K is incorporated herein by reference to the section entitled “Corporate Governance—Independence of Directors” in our Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Independent Auditor’s Services and Fees” in our Proxy Statement.

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

VISA INC.

By:	/s/ Joseph W. Saunders
Name:	Joseph W. Saunders
Title:	Chief Executive Officer
Date:	November 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Saunders Joseph W. Saunders	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	November 17, 2011

/s/ Byron H. Pollitt Byron H. Pollitt	Chief Financial Officer (principal financial officer and principal accounting officer)	November 17, 2011

/s/ Gary Coughlan Gary Coughlan	Director	November 17, 2011

/s/ Mary B. Cranston Mary B. Cranston	Director	November 17, 2011

/s/ Francisco Javier Fernandez-Carbajal Francisco Javier Fernandez-Carbajal	Director	November 17, 2011

/s/ Suzanne Nora Johnson Suzanne Nora Johnson	Director	November 17, 2011

/s/ Robert W. Matschullat Robert W. Matschullat	Director	November 17, 2011

/s/ Cathy Elizabeth Minehan Cathy Elizabeth Minehan	Director	November 17, 2011

/s/ David J. Pang David J. Pang	Director	November 17, 2011

/s/ William Shanahan William Shanahan	Director	November 17, 2011

/s/ John A. Swainson John A. Swainson	Director	November 17, 2011

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Fifth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Periodic Report Form 8-K filed by Visa Inc. on December 17, 2008)

3.2	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.3 to the Periodic Report on Form 8-K filed by Visa Inc. on January 1, 2011 (the “January 1, 2011 8-K”))

3.3	Certificate of Correction of the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by Visa Inc. on July 30, 2009)

3.4	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. to Declassify the Board of Directors (incorporated by reference to Exhibit 3.1 to the January 1, 2011 8-K)

3.5	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. to Implement a Majority Vote Standard in Uncontested Elections of Directors (incorporated by reference to Exhibit 3.2 to the January 1, 2011 8-K)

4.1	Form of stock certificate of Visa Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Visa Inc. Proxy Statement-Prospectus on Form S-4 (333-143966) filed on September 13, 2007 (the “September 2007 S-4”))

4.2	Except as set forth in Exhibit 4.1 above, the instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)

4.3	Form of specimen certificate for class B common stock of Visa Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed January 28, 2009)

4.4	Form of specimen certificate for class C common stock of Visa Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed January 28, 2009)

10.1	Settlement Agreement, dated June 4, 2003, by and among Visa U.S.A. Inc. and Wal-Mart, Limited Brands, Sears, Safeway, Circuit City, National Retail Federation, Food Market Institute, International Mass Retail Association and Bernie’s Army-Navy Store (incorporated by reference to Exhibit 10.1 to the Visa Inc. Proxy Statement-Prospectus on Form S-4 (333-143966) filed on June 22, 2007 (the “June 2007 S-4”))

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Visa Inc. Proxy Statement-Prospectus on Form S-4 (333-143966) filed on August 2, 2007)

10.3	Visa Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Annex K to Amendment No. 5 of the June 2007 S-4)

10.4	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005, as amended (incorporated by reference to Exhibit 4.3 to the Form S-8 filed February 9, 2009)

10.5	Judgment Sharing Agreement among Defendants in the AMEX case by and between Visa U.S.A. Inc. and the signatory banks thereto (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the July 2007 S-4)†

10.6	Form of Interchange Judgment Sharing Agreement among Visa Inc. and the other parties thereto (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the July 2007 S-4)†

Exhibit Number	Description of Documents

10.7	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and each Member of Visa U.S.A. Inc. that executes and delivers a counterpart signature page to the agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the July 2007 S-4)†

10.8	Form of Escrow Agreement among Visa Inc., Visa U.S.A. Inc. and the escrow agent (incorporated by reference to Exhibit 10.15 to the June 2007 S-4)

10.9	Form of Framework Agreement among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the July 2007 S-4)†

10.10	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on August 22, 2007)

10.11	Form of Visa Europe Put-Call Option Agreement by and among Visa Inc. and Visa Europe Limited (incorporated by reference to Annex B to Amendment No. 5 of the June 2007 S-4)

10.12	Amended and Restated Global Restructuring Agreement, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Visa Asia Pacific, Visa Latin America (incorporated by reference to Annex A to Amendment No. 5 to the June 2007 S-4)

10.13	Excess Thrift Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.31 to the Annual Report filed on Form 10-K for the year ended September 30, 2008 (the “September 2008 10-K”))

10.14	Excess Retirement Benefit Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.32 to the September 2008 10-K)

10.15	Form of Restricted Stock and Restricted Stock Unit Post IPO Unit Agreement (incorporated by reference to Exhibit 10.34 to the September 2008 10-K)

10.16	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.39 to the September 2008 10-K)

10.17	Agreement to Prepay Future Payments at a Discount, dated as of August 31, 2009, by and between Visa U.S.A. Inc. and Co-Lead Counsel, acting collectively as binding representative and agent of the Plaintiffs (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Visa Inc. on August 31, 2009)

10.18	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for members of the Executive Leadership Team (“ELT”) (incorporated by reference to Exhibit 10.38 to the Annual Report filed on Form 10-K for the year ended September 30, 2009 (the “September 2009 10-K”))

10.19	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for members of the ELT who have Employment Agreements (incorporated by reference to Exhibit 10.39 to the September 2009 10-K)

10.20	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO (incorporated by reference to Exhibit 10.40 to the September 2009 10-K)

2

Exhibit Number	Description of Documents

10.21	Settlement Agreement, dated November 7, 2007, by and among Visa Inc., Visa U.S.A., Visa International and American Express (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on December 21, 2007)

10.22	Five Year Revolving Credit Agreement, dated February 15, 2008, by and among Visa Inc., Visa International, Visa U.S.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Visa Inc. Registration Statement on Form S-1 (333-147296) field on February 25, 2008)

10.23	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended September 30, 2010 (the “September 2010 10-K”))

10.24	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.41 to the September 2010 10-K)

10.25	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.42 to the September 2010 10-K)

10.26	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.43 to the September 2010 10-K)

10.27	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.44 to the September 2010 10-K)

10.28	Form of Stock Option Award Agreement including clawback provision, for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.45 to the September 2010 10-K)

10.29	Form of Restricted Stock Unit Agreement including clawback provision, for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.46 to the September 2010 10-K)

10.30	Amended and Restated Employment Agreement, dated December 1, 2010, by and between Joseph W. Saunders and Visa Inc. (incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K filed by Visa Inc. on December 3, 2010)

10.31	Visa Inc. Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 3.2 to the January 1, 2011 8-K)

10.32	Loss Sharing Agreement Schedule (incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K filed by Visa Inc. on February 8, 2011 (the “February 8 2011 8-K”))

10.33	Interchange Judgment Sharing Agreement Schedule (incorporated by reference to Exhibit 10.2 to the February 8 2011 8-K)

3

Exhibit Number	Description of Documents

10.34*	First Amendment of the Visa Excess Retirement Benefit Plan, as amended and restated January 1, 2008, effective January 1, 2011,

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2011

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011

10.40*	Form of Stock Option Award Agreement including clawback provision, for awards granted after November 1, 2011

10.41*	Form of Restricted Stock Unit Agreement including clawback provision, for awards granted after November 1, 2011

18.1	Preferability letter from KPMG LLP, our Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q filed by Visa Inc. on May 5, 2011)

21.1*	List of Subsidiaries of Visa Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302

31.2*	Certification of the Chief Financial Officer pursuant to Section 302

32.1*	Certification of the Chief Executive Officer pursuant to Section 906

32.2*	Certification of the Chief Financial Officer pursuant to Section 906

101*+

The following materials from the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2011, filed on November 18, 2011 formatted in Extensible Business Reporting Language (XBRL):

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

4

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