Form 10-Q
period 2011-12-31
VISA INC.
filed 2012-02-08
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of February 1, 2012, there were 525,303,252 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 42,482,868 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2011	September 30, 2011
	(in millions, except par value data)
Assets
Cash and cash equivalents	$1,942	$2,127
Restricted cash—litigation escrow (Note 2)	4,352	2,857
Investment securities
Trading	65	57
Available-for-sale	734	1,214
Settlement receivable	509	412
Accounts receivable	629	560
Customer collateral (Note 5)	908	931
Current portion of client incentives	206	278
Deferred tax assets	461	489
Prepaid expenses and other current assets	172	265
Total current assets	9,978	9,190
Investment securities, available-for-sale	899	711
Client incentives	106	85
Property, equipment and technology, net	1,542	1,541
Other assets	121	129
Intangible assets, net	11,454	11,436
Goodwill	11,668	11,668
Total assets	$35,768	$34,760
Liabilities
Accounts payable	$87	$169
Settlement payable	426	449
Customer collateral (Note 5)	908	931
Accrued compensation and benefits	259	387
Client incentives	615	528
Accrued liabilities	886	562
Accrued litigation (Note 10)	356	425
Total current liabilities	3,537	3,451
Deferred tax liabilities	4,212	4,205
Other liabilities	718	667
Total liabilities	8,467	8,323

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	December 31, 2011	September 30, 2011
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 524 and 520 shares issued and outstanding at December 31, 2011, and September 30, 2011, respectively (Note 6)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2011, and September 30, 2011 (Note 6)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 44 and 47 shares issued and outstanding at December 31, 2011, and September 30, 2011, respectively (Note 6)	—	—
Additional paid-in capital	19,929	19,907
Accumulated income	7,544	6,706
Accumulated other comprehensive income (loss), net
Investment securities, available-for-sale	1	—
Defined benefit pension and other postretirement plans	(183)	(186)
Derivative instruments classified as cash flow hedges	18	18
Foreign currency translation adjustments	(8)	(8)
Total accumulated other comprehensive loss, net	(172)	(176)
Total equity	27,301	26,437
Total liabilities and equity	$35,768	$34,760

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
	(in millions)
Operating Revenues
Service revenues	$1,151	$1,008
Data processing revenues	951	844
International transaction revenues	748	630
Other revenues	178	161
Client incentives	(481)	(405)
Total operating revenues	2,547	2,238
Operating Expenses
Personnel	389	357
Network and processing	98	80
Marketing	190	197
Professional fees	70	61
Depreciation and amortization	80	67
General and administrative	102	110
Total operating expenses	929	872
Operating income	1,618	1,366
Other Income (Expense)
Interest expense	(10)	4
Investment income, net	10	10
Other	(1)	2
Total other (expense) income	(1)	16
Income before income taxes	1,617	1,382
Income tax provision	590	498
Net income including non-controlling interest	1,027	884
Loss attributable to non-controlling interest	2	—
Net income attributable to Visa Inc.	$1,029	$884

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
	(in millions, except per share data)
Basic earnings per share (Note 7)
Class A common stock	$1.50	$1.23
Class B common stock	$0.73	$0.63
Class C common stock	$1.50	$1.23
Basic weighted-average shares outstanding (Note 7)
Class A common stock	520	494
Class B common stock	245	245
Class C common stock	46	94
Diluted earnings per share (Note 7)
Class A common stock	$1.49	$1.23
Class B common stock	$0.73	$0.63
Class C common stock	$1.49	$1.23
Diluted weighted-average shares outstanding (Note 7)
Class A common stock	690	719
Class B common stock	245	245
Class C common stock	46	94

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
	(in millions)
Net income including non-controlling interest	$1,027	$884
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain (loss)	1	(2)
Income tax effect	—	1
Defined benefit pension and other postretirement plans	5	2
Income tax effect	(2)	(1)
Derivative instruments classified as cash flow hedges
Net unrealized loss	(7)	(14)
Income tax effect	1	2
Reclassification adjustment for net loss realized in net income including non-controlling interest	6	12
Income tax effect	—	(4)
Foreign currency translation adjustments	—	5
Other comprehensive income, net of tax	4	1
Comprehensive income including non-controlling interest	$1,031	$885
Comprehensive loss attributable to non-controlling interest	2	—
Comprehensive income attributable to Visa Inc.	$1,033	$885

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock
	Class A	Class B	Class C	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Equity
	(in millions, except per share data)
Balance as of September 30, 2011	520	245	47	$19,907	$6,706	$(176)	$—	$26,437
Net income attributable to Visa Inc.					1,029			1,029
Loss attributable to non-controlling interest							(2)	(2)
Other comprehensive income, net of tax						4		4
Comprehensive income including non-controlling interest								1,031
Issuance of restricted share awards	1							—
Conversion of class C common stock upon sale into public market (Note 6)	3		(3)					—
Share-based compensation				38				38
Excess tax benefit for share-based compensation				18				18
Cash proceeds from exercise of stock options	1			44				44
Restricted stock instruments settled in cash for taxes	—			(39)				(39)
Cash dividends declared and paid, at a quarterly amount of $0.22 per as-converted share (Note 6)					(152)			(152)
Repurchase of class A common stock (Note 6)	(1)			(36)	(39)			(75)
Purchase of non-controlling interest in joint venture				(3)			2	(1)
Balance as of December 31, 2011	524	245	44	$19,929	$7,544	$(172)	$—	$27,301

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
	(in millions)
Operating Activities
Net income including non-controlling interest	$1,027	$884
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	481	405
Share-based compensation	38	48
Excess tax benefit for share-based compensation	(18)	(7)
Depreciation and amortization of intangible assets and property, equipment and technology	80	67
Deferred income taxes	34	82
Other	(37)	(18)
Change in operating assets and liabilities:
Trading securities	(8)	(9)
Settlement receivable	(97)	(104)
Accounts receivable	(69)	(51)
Client incentives	(343)	(357)
Other assets	122	57
Accounts payable	(82)	(42)
Settlement payable	(23)	24
Accrued compensation and benefits	(128)	(129)
Accrued and other liabilities	379	227
Accrued litigation	(70)	(71)
Net cash provided by operating activities	1,286	1,006
Investing Activities
Purchases of property, equipment and technology	(66)	(75)
Proceeds from disposal of property, equipment and technology	2	—
Purchases of intangible assets	(35)	—
Investment securities, available-for-sale:
Purchases	(933)	—
Proceeds from sales and maturities	1,224	—
Purchases of / contributions to other investments	(2)	—
Proceeds / distributions from other investments	4	2
Net cash provided by (used in) investing activities	194	(73)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 6)	(75)	(306)
Dividends paid (Note 6)	(152)	(108)
Deposits into litigation escrow account—retrospective responsibility plan (Note 6)	(1,565)	(800)
Payment from litigation escrow account—retrospective responsibility plan (Note 2)	70	70
Cash proceeds from exercise of stock options	44	26
Excess tax benefit for share-based compensation	18	7
Principal payments on debt	—	(3)
Principal payments on capital lease obligations	(5)	(7)
Net cash used in financing activities	(1,665)	(1,121)
Effect of exchange rate changes on cash and cash equivalents	—	5
Decrease in cash and cash equivalents	(185)	(183)
Cash and cash equivalents at beginning of year	2,127	3,867
Cash and cash equivalents at end of period	$1,942	$3,684
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$57	$29
Amounts included in accounts payable and accrued and other liabilities related to purchases of intangible assets and property, equipment and technology	$42	$17
Interest payments on debt	$—	$1

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(unaudited)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, banks and governments around the world, enabling them to use digital currency instead of cash and checks. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited (“VWPL”), Visa Canada Corporation (“Visa Canada”), Inovant LLC (“Inovant”), and CyberSource Corporation (“CyberSource”), operate the world’s largest retail electronic payments network. The Company provides its clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company does not issue cards, set fees, or determine the interest rates consumers will be charged on Visa-branded cards, which are the independent responsibility of the Company’s issuing clients.
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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Inc. Annual Report on Form 10-K for the year ended September 30, 2011, for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position, results of operation and cash flows for the interim period presented.
Purchase of non-controlling interest in joint venture. During the first quarter of fiscal 2012, the Company purchased the remaining 30% non-controlling interest in Visa Processing Services, Ltd. ("VPS"), for $2 million, making the entity a wholly-owned subsidiary. Prior to the purchase, the Company consolidated VPS within its consolidated financial statements, and recorded the non-controlling interest as a component of equity. The Company does not hold additional investments with non-controlling interest recorded as a component of equity.
Recently adopted accounting pronouncements. In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, which allows an entity to first assess qualitative factors to determine when it is necessary to perform the two-step quantitative goodwill impairment test. This guidance impacts goodwill impairment testing only and does not impact impairment testing for indefinite-lived intangibles. The Company adopted ASU 2011-08 effective October 1, 2011, which did not have a material impact on the consolidated financial statements.
Recently issued accounting pronouncements. In December 2010, the FASB issued ASU 2010-29, which provides requirements over pro forma revenue and earnings disclosures related to business combinations. The ASU will require disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. Adoption will be effective October 1, 2012, and is not expected to have a material impact on the consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, which provides common fair value measurement and disclosure requirements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company adopted ASU 2011-04 effective January 1, 2012. The adoption is not expected to have a material impact on the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, covered litigation are paid. See Note 10—Legal Matters. On December 29, 2011, using operating cash on hand, the Company made a deposit of $1.57 billion into the litigation escrow. See Note 6—Stockholders' Equity.
The following table sets forth the changes in the escrow account during the three months ended December 31, 2011.

(in millions)
Balance at October 1, 2011	$2,857
Deposit into the litigation escrow account	1,565
American Express settlement payment	(70)
Balance at December 31, 2011	$4,352
The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during the three months ended December 31, 2011.
Note 3—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,739	$4,225
U.S. government-sponsored debt securities			$—	$175
Investment securities
U.S. government-sponsored debt securities			1,421	1,568
U.S. Treasury securities	205	350
Equity securities	65	57
Auction rate securities					$7	$7
Prepaid and other current assets
Foreign exchange derivative instruments			24	30
	$6,009	$4,632	$1,445	$1,773	$7	$7
Liabilities
Accrued liabilities
Visa Europe put option					$145	$145
Earn-out related to PlaySpan acquisition					24	24
Foreign exchange derivative instruments			$6	$7
There were no transfers between Level 1 and Level 2 assets during the three months ended December 31, 2011.
Level 1 assets measured at fair value on a recurring basis. Cash equivalents (money market funds), mutual fund equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. U.S. government-sponsored debt securities and foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There was no substantive change to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2011.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There was no change to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2011.
Visa Europe put option agreement. The Company has granted Visa Europe a perpetual put option which, if

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. At December 31, 2011 and September 30, 2011, the Company determined the fair value of the put option to be $145 million. In determining the fair value of the put option on these dates, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term differential of 1.9x between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential.” While $145 million represents the fair value of the put option at December 31, 2011, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at December 31, 2011. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential, and other inputs used to value the put option are unobservable.
Earn-out related to PlaySpan acquisition. In connection with the acquisition of PlaySpan, the Company recorded a liability of $24 million in the second quarter of fiscal 2011 to reflect the fair value of a potential earn-out provision included in the purchase agreement. The liability is classified as Level 3 due to a lack of observable inputs, such as the likelihood of meeting certain future revenue targets and other milestones. There was no significant change to the fair value of the potential earn-out provision in the first quarter of fiscal 2012. Changes in fair value will be included in general and administrative expense on the consolidated statements of operations.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management judgment. The Company applies fair value measurement to these investments when certain events or circumstances indicate that these investments may be impaired. The Company revalues the investments using various assumptions, including financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the three months ended December 31, 2011 or 2010. At December 31, 2011, and September 30, 2011, these investments totaled $98 million and $100 million, respectively, and were classified as other assets on the consolidated balance sheets.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any significant non-financial liabilities. The Company measures fair value of goodwill and indefinite-lived intangible assets on a non-recurring basis for purpose of initial recognition, and testing for and recording impairment, if any. Finite-lived intangible assets primarily consist of customer relationships, reseller relationships and tradenames obtained through acquisitions.
The Company primarily uses an income approach for estimating the fair values of goodwill and indefinite-lived intangible assets. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified in Level 3 of

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value hierarchy. No recent events or changes in circumstances indicate that impairment existed at December 31, 2011.
Note 4—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.
The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,
	2011	2010	2011	2010
	(in millions)
Service cost	$10	$9	$—	$—
Interest cost	10	10	—	—
Expected return on assets	(14)	(14)	—	—
Amortization of:
Prior service credit	(2)	(2)	(1)	(1)
Actuarial loss	8	5	—	—
Total net periodic benefit cost	$12	$8	$(1)	$(1)
Note 5—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain customers that do not meet its credit standards to post collateral equivalent to their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $48.4 billion at December 31, 2011, compared to $47.5 billion at September 30, 2011. Of these settlement exposure amounts, $3.3 billion at December 31, 2011, and $3.2 billion at September 30, 2011, were covered by collateral.
The Company maintained collateral as follows:

	December 31, 2011	September 30, 2011
	(in millions)
Cash equivalents	$908	$931
Pledged securities at market value	288	296
Letters of credit	932	902
Guarantees	1,851	1,845
Total	$3,979	$3,974
The total available collateral balances presented in the table above are greater than the settlement exposure covered by customer collateral due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $1 million at December 31, 2011, and September 30, 2011. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 6—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at December 31, 2011, are as follows:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	524	—	524
Class B common stock	245	0.4254	104
Class C common stock	44	1.0000	44
Total			672

(1)	Figures may not sum due to rounding. As-converted class A common stock count calculated based on whole numbers.
Reduction in as-converted shares. Total as-converted class A common stock was reduced by 16.2 million shares during the three months ended December 31, 2011, which was funded from $1.6 billion of the Company's operating cash on hand. Of the $1.6 billion, $75 million was used to repurchase class A common stock in the open market. In addition, the Company deposited $1.57 billion from its operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing the Company's class A common stock as it reduces the as-converted class B common stock share count.
The following table presents share repurchases in the open market for the three months ended:

(in millions, except per share data)	December 31, 2011
Shares repurchased in the open market (1)	0.8
Weighted-average repurchase price per share	$89.81
Total cost	$75

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
Under the terms of the retrospective responsibility plan, when the Company makes a deposit into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock.
The following table presents as-converted class B common stock after the deposit of $1.57 billion into the litigation escrow account:

(in millions, except per share data)	December 29, 2011
Deposit under the retrospective responsibility plan	$1,565
Effective price per share (1)	$101.75
Equivalent shares of class A common stock effectively repurchased	15.4
Conversion rate of class B common stock to class A common stock after deposit	0.4254
As-converted class B common stock after deposit	104

(1)
Effective price per share calculated using the volume-weighted average price of the Company's class A common stock over a pricing period in accordance with the Company's amended and restated certificate of incorporation.

The deposit reduced by an equivalent amount funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of December 31, 2011. In February 2012, the Company announced a new $500 million share repurchase program authorized by the board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors.
Class B common stock. Under the Company’s amended and restated certificate of incorporation, shares of class B common stock are subject to transfer restrictions until the date on which certain covered litigation has been finally resolved. See Note 10—Legal Matters.
Accelerated class C share release programs. Of the 152 million shares of class C common stock released

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from transfer restrictions under the Company’s 2009, 2010 and 2011 accelerated class C share release programs, 108 million shares have been converted from class C to class A common stock upon their sale into the public market through December 31, 2011. Approximately 3 million of those shares were converted during the three months ended December 31, 2011.
Dividends. On February 1, 2012, the Company’s board of directors declared a dividend in the amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 6, 2012, to all holders of record of the Company’s class A, class B and class C common stock as of February 17, 2012. The Company paid $152 million in dividends during the three months ended December 31, 2011.
Note 7—Earnings Per Share
The following table presents basic and diluted earnings per share for the three months ended December 31, 2011.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock:
Class A	$778		520	$1.50	$1,029		690	(2)	$1.49
Class B	179	(3)	245	0.73	178	(3)	245		0.73
Class C	69		46	1.50	68		46		1.49
Participating securities(4)	3		Not presented	Not presented	3		Not presented		Not presented
Net income attributable to Visa Inc.	$1,029
The following table presents basic and diluted earnings per share for the three months ended December 31, 2010.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock:
Class A	$609		494	$1.23	$884		719	(2)	$1.23
Class B	156	(3)	245	0.63	155	(3)	245		0.63
Class C	116		94	1.23	116		94		1.23
Participating securities(4)	3		Not presented	Not presented	3		Not presented		Not presented
Net income attributable to Visa Inc.	$884

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.

(2)
The computation of weighted-average dilutive shares outstanding included the effect of 3 million and 2 million dilutive shares of outstanding stock awards for the three months ended December 31, 2011 and 2010, respectively.  The computation excluded stock options to purchase 1 million and 2 million shares of common stock for the three months ended December 31, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

(3)
Net income attributable to Visa Inc. is allocated to each class of common stock on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

119 million and 126 million for the three months ended December 31, 2011 and 2010, respectively.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 8—Share-based Compensation
The Company granted the following awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the three months ended December 31, 2011:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	431,024	$29.53	$92.64
Restricted stock awards (RSA)	839,283	92.64
Restricted stock units (RSU)	354,531	92.64
Performance-based shares(1)	66,114	97.84

(1)	The ultimate number of performance shares to be earned will be between zero and 132,227, depending on a combination of service, performance and market conditions.
The Company’s non-qualified stock options, RSAs and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.
Note 9—Income Taxes
The effective income tax rate was 36% for the three months ended December 31, 2011 and 2010.
During the three months ended December 31, 2011, the Company's unrecognized tax benefits related to tax positions taken in the current period increased by $18 million, all of which would affect the effective tax rate if recognized. During the same period, the Company accrued $8 million of interest and no penalties related to uncertain tax positions.

The Company's fiscal 2003 to 2009 Canadian income tax returns are currently under examination by the Canada Revenue Agency (CRA). The most significant areas being examined by the CRA include transfer pricing and the tax status of the Company's Canadian subsidiary prior to its reorganization in October 2007. The timing and the impact of the final resolution of the tax examination are uncertain. As such, it is not reasonably possible to estimate the impact that the final outcome could have on the Company's unrecognized tax benefits in the next 12 months.
Note 10—Legal Matters
The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or amounts are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company's results of operations, financial position or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.
There was no significant provision activity for the three months ended December 31, 2011 and 2010. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.
The following table summarizes the activity related to accrued litigation for the three months ended

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31:

	2011	2010
	(in millions)
Balance at October 1	$425	$697
Interest accretion on settled matters	1	4
Payments on settled matters	(70)	(71)
Balance at December 31	$356	$630
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
The American Express Litigation. Visa's settlement obligations were fully satisfied with the January 2012 payment to American Express.
The Interchange Litigation
Multidistrict Litigation Proceedings (MDL). The Company remains actively involved in settlement discussions under the auspices of the court and believes the parties are making progress. Many material uncertainties exist, however, including, among other things, uncertainties regarding the level of support for a settlement agreement, and numerous motions pending before the court. Accordingly, under generally accepted accounting principles, the Company believes some loss is reasonably possible, but not probable and reasonably estimable. On December 29, 2011, the Company deposited an additional $1.57 billion into its covered litigation escrow account, increasing the uncommitted balance of the account from $2.72 billion to $4.28 billion. The uncommitted balance of $4.28 billion is consistent with the Company's estimate of its share of the lower end of a reasonably possible loss in the event of a negotiated settlement for the entire matter. While this estimate is consistent with the Company's view of the current status of mediation discussions, the estimate of the reasonably possible loss or range of such loss could materially vary if a negotiated settlement cannot be reached that resolves all financial and business practice claims. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties and mediation obstacles that persist. We are unable to estimate a potential loss or range of loss, if any, at trial if a negotiated resolution of the matter cannot be reached.
Other Litigation
“Indirect Purchaser” Actions. On January 9, 2012, the Court of Appeal of the State of California reversed the judgment approving the settlement agreement in the Credit/Debit Tying Cases. The case was remanded to the trial court for reconsideration of the fairness and adequacy of the settlement in light of the inclusion of the Attridge claims in the release.
Vale Canjeable. Visa filed extraordinary appeals of the two August 10 rulings with the Supreme Court.
Canadian Competition Proceedings
Competition Bureau. Document production and examinations for discovery are complete. The hearing before the Competition Tribunal on the merits of the case is scheduled to begin on April 23, 2012.
Call Center Litigation. On November 30, 2011, the court entered a final order approving the settlement and entering judgment in the case.
U.S. ATM Access Fee Litigation.
National ATM Council class action. On January 10, 2012, plaintiffs filed an amended class action complaint against the same defendants. Like the original complaint, the amended complaint alleges that the ATM access fee rule prevents non-bank ATM operators from attracting customers to use other networks in violation of Section 1 of

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Sherman Act. The amended complaint also alleges that Visa's rule has enabled Visa to charge artificially high network fees for ATM transactions, to compensate ATM operators inadequately, and to compensate member banks excessively. Plaintiffs request injunctive relief, attorneys' fees, and treble damages.
Consumer class actions. On December 1, 2011, the plaintiff in the Stoumbos case filed a corrected complaint, asserting the same claims as in the original complaint.
On January 10, 2012, the Bartron and Genese complaints were combined into a single amended complaint, now captioned Mackmin. The amended complaint challenges the same ATM access fee rules and names Visa, MasterCard, and three financial institutions as defendants, but the putative class representatives are different from those in the original Bartron and Genese complaints. Mackmin purports to represent classes and sub-classes of consumers in claims brought under Section 1 of the Sherman Act and the antitrust and/or consumer protection statutes in certain states and the District of Columbia. The amended complaint seeks injunctive relief, attorneys' fees, treble damages, and restitution where available under state law.

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
Forward-Looking Statements
This annual report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements can be identified by the terms "believe," "continue," "could," "estimate," "expect," "intend," "may," "potential," "project," "should," "will," and similar references to the future.
Examples of such forward-looking statements include, but are not limited to, statements we make about our response to the U.S. Wall Street Reform and Consumer Protection Act, or the Reform Act; our pricing strategy; the number of transactions we process; the shift to electronic payments and our growth in the category; the growth rate of consumer and commercial spending; our liquidity needs and our ability to meet them; our online payment, fraud and security management capabilities; the relative strength of the U.S. dollar; dividend payments; and earnings per share, cash flow, revenue, incentive payments, expenses, operating margin, tax rate and capital expenditures and the growth of those items.
By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:
•the impact of new laws, regulations and marketplace barriers, including:
▪rules capping debit interchange reimbursement fees promulgated under the Reform Act;

▪	rules under the Reform Act expanding issuers' and merchants' choice among debit payment networks;
▪increased regulation outside the United States and in other product categories; and
▪rules about consumer privacy and data use and security;

•	developments in current or future litigation or government enforcement, including interchange, antitrust and tax disputes;

•	economic factors, such as:
▪an increase or spread of the current European crisis involving sovereign debt and the euro;
▪other global economic, political and health conditions;
▪cross-border activity and currency exchange rates; and
▪material changes in our clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from the payments value stream;

•	system developments, such as:
▪disruption of our transaction processing systems or the inability to process transactions efficiently;
▪account data breaches or increased fraudulent or other illegal activities involving our cards; and

▪issues arising at Visa Europe, including failure to maintain interoperability between our systems;
•costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;
•loss of organizational effectiveness or key employees;
•failure to integrate recent acquisitions successfully or to effectively launch new products and businesses;
•changes in accounting principles or treatments; and
the other factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-K on file with the Securities and Exchange Commission. You should not place undue reliance on such statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement because of new information or future developments or otherwise.
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
Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. Our business performance during the three months ended December 31, 2011, reflects the impact of a modest global economic recovery.
The Reform Act. As of October 1, 2011, in accordance with the Reform Act, the Federal Reserve capped the maximum U.S. debit interchange reimbursement fee assessed for cards issued by large financial institutions at twenty-one cents plus five basis points, before applying an interim fraud adjustment up to an additional one cent. This amounted to a significant reduction from the average system-wide fees charged previously. The Federal Reserve has also promulgated regulations requiring issuers to make at least two unaffiliated networks available for processing debit transactions on each debit card. The rules also prohibit us and issuers from restricting a merchant's ability to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process those transactions.
We expect the interchange, exclusivity and routing regulations to adversely affect our pricing, reduce the number and volume of U.S. debit payments we process and decrease associated revenues. A number of our clients have sought or may seek fee reductions or increased incentives from us to offset their own lost revenue. Some have announced that they may reduce the number of debit cards they issue and reduce investments they make in marketing and rewards programs. Some have imposed or may impose new or higher fees on debit cards or demand-deposit account relationships. Some have elected or may elect to issue fewer cards enabled with Visa-affiliated networks. We expect many merchants to use the routing regulations to redirect transactions or steer cardholders to other networks based on lowest cost or other factors. We expect operating revenue to grow in the low double-digits for the full 2012 fiscal year. We further expect the pace of our U.S. revenue growth to begin regaining momentum in fiscal 2013.
We have had to re-examine and renegotiate certain of our client contracts to ensure that their terms comply with new regulations and will continue to do so with others. As a result, our clients have sought and will continue to seek to renegotiate terms relating to fees, incentives and routing. In some cases, we may lose placement completely on issuers' debit cards.
We believe that we will be able to mitigate the negative impacts from the Reform Act to some extent through pricing modifications and working with our clients and other business partners to win merchant preference to route transactions over our network. Our broad platform of payment products continues to provide substantial value to both merchants and consumers. We believe that the continuing worldwide secular shift to digital currency may help buffer the impacts of the Reform Act, as reflected in our overall payments volume growth, particularly outside the United States. As a leader in the U.S. debit industry, we continue to develop and refine our competitive business models to adapt to the Reform Act while mitigating some of the negative impacts the Reform Act would have on our current business models. We remain committed and prepared to adapt to and compete effectively under this new U.S. debit regulatory environment.
Reduction in as-converted shares. Total as-converted class A common stock was reduced by 16.2 million shares during the three months ended December 31, 2011, which was funded from $1.6 billion of our operating cash on hand. Of the $1.6 billion, $75 million was used to repurchase class A common stock in the open market. In addition, we deposited $1.57 billion from our operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing the Company's class A common stock as it reduces the as-converted class B common stock share count. The deposit reduced by an equivalent amount funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of December 31, 2011. See Note 2—Retrospective Responsibility Plan and Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
In February 2012, we announced a new $500 million share repurchase program authorized by the board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume and processed transactions are key drivers of our business. Payments volume is the basis for service revenues, and processed transactions are the basis for data processing revenues. Compared to the same prior year period, nominal payments volume benefited from double-digit growth in consumer credit, debit and commercial, resulting in an increase in overall nominal payments volume. The number of processed transactions continues to increase, reflecting the continuing worldwide shift to digital currency.
The following table sets forth nominal payments volume for the periods presented in nominal dollars(1).

	U.S.			Rest of World			Visa Inc.
	3 months ended September 30, 2011(2)	3 months ended September 30, 2010(2)	% Change	3 months ended September 30, 2011(2)	3 months ended September 30, 2010(2)	% Change	3 months ended September 30, 2011(2)	3 months ended September 30, 2010(2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$172	$157	10%	$339	$271	25%	$511	$428	19%
Consumer debit(3)	267	248	8%	83	59	41%	349	306	14%
Commercial and other(3)	78	69	12%	33	27	25%	111	96	16%
Total Nominal Payments Volume	$517	$473	9%	$454	$356	28%	$971	$829	17%
Cash volume	109	101	9%	470	391	20%	579	491	18%
Total Nominal Volume(4)	$626	$574	9%	$924	$746	24%	$1,550	$1,321	17%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the three months ended December 31, 2011 and 2010, were based on payments volume reported by our financial institution clients for the three months ended September 30, 2011 and 2010, respectively.

(3)	Includes prepaid volume.

(4)
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

The table below provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network during the periods presented.

	Three months ended December 31,
	2011	2010	% Change(1)
	(in millions)
Visa processed transactions(2)	13,600	12,580	8%
CyberSource billable transactions(3)	1,235	987	25%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa’s networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended December 31,
	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,386	$1,279	$107	8%
Rest of world	1,106	909	197	22%
Visa Europe	55	50	5	10%
Total Operating Revenues	$2,547	$2,238	$309	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border payments volume. Current period results also benefited from the inclusion of activity from entities acquired in fiscal 2011. These benefits were partially offset by increases to client incentives as part of our strategy to mitigate the impacts of the Reform Act. The new U.S. debit regulations will likely moderate the pace of our operating revenue growth in the U.S., primarily within service and data processing revenues, through fiscal 2012. We expect operating revenue to grow in the low double-digits for the full 2012 fiscal year. We further expect that the pace of our U.S. revenue growth will begin regaining momentum in fiscal 2013.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. There was no significant impact on current quarter results compared to prior year related to the strengthening or weakening of the U.S. dollar.
The following table sets forth the components of our total operating revenues.

	Three months ended December 31,
	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,151	$1,008	$143	14%
Data processing revenues	951	844	107	13%
International transaction revenues	748	630	118	19%
Other revenues	178	161	17	11%
Client incentives	(481)	(405)	(76)	19%
Total Operating Revenues	$2,547	$2,238	$309	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•
Service revenues increased in the first quarter of fiscal 2012 primarily due to 17% growth in nominal payments volume. The growth in service revenues was slower than the growth in nominal payments volume primarily reflecting differences in geography-specific pricing strategies.

•
Data processing revenues increased primarily due to 8% growth in processed transactions, 25% growth in CyberSource billable transactions and the inclusion of revenue attributable to PlaySpan, which was acquired in March of 2011.

•
International transaction revenues increased, primarily reflecting 12% growth in nominal cross-border payments volume during the first quarter of fiscal 2012, combined with strategic pricing modifications.

•
Other revenues increased primarily due to revenues from licensing fees, growth in CyberSource revenues and the inclusion of revenue attributable to PlaySpan and Fundamo, which were acquired in March and June of 2011, respectively.

•
Client incentives increased, reflecting growth in global payments volume and incentives incurred on significant long-term client contracts that were initiated or renewed after the first quarter of fiscal 2011. Beginning in the fourth quarter of fiscal 2011, the new U.S. debit regulations triggered renegotiations with some of our existing issuing clients and resulted in new contracts with many merchants and some acquirers to win transaction routing preference. As part of our business strategy, we will continue to initiate or renew contracts with merchants and acquirers, which will likely impact our fiscal 2012 results. We expect incentives as a percentage of gross revenues to be in the range of 17% to 18% for the full 2012 fiscal year. The amount of client incentives will vary based on performance expectations for these contracts, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended December 31,
	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$389	$357	$32	9%
Network and processing	98	80	18	24%
Marketing	190	197	(7)	(4)%
Professional fees	70	61	9	16%
Depreciation and amortization	80	67	13	18%
General and administrative	102	110	(8)	(7)%
Total Operating Expenses	$929	$872	$57	7%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•	Personnel increased primarily due to increases in headcount throughout the organization combined with the inclusion of employees from our acquisitions of PlaySpan and Fundamo in March and June of 2011, respectively. This increase reflects our strategy to invest for future growth, particularly outside the U.S., in support of our core businesses, as well as our e-commerce and mobile initiatives.

•	Network and processing increased primarily due to the inclusion of PlaySpan activities.

•
Marketing decreased slightly compared to the prior year. We anticipate an increase in spending during the second half of fiscal 2012 in support of our growth strategies and new product initiatives, as well as some modest incremental spend associated with our sponsorship of the 2012 Summer Olympics.

•	Professional fees increased, primarily reflecting investment in technology projects to support our e-commerce and mobile initiatives.

▪	Depreciation and amortization increased, primarily reflecting the impact of newly acquired technology and intangible assets from our acquisitions of PlaySpan and Fundamo.

▪	General and administrative decreased slightly due to the reduction in reserves for a potential government assessment in one of our international geographies.
Other Income (Expense)
The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended December 31,
	2011	2010	$ Change	% Change(1)
	(in millions, except percentages)
Interest (expense) income	$(10)	$4	$(14)	NM
Investment income, net	10	10	—	2%
Other	(1)	2	(3)	NM
Total Other (Expense) Income	$(1)	$16	$(17)	NM

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•
Interest expense increased compared to interest income in the prior year primarily due to the absence of a one-time benefit recognized upon the effective settlement of uncertainties surrounding the timing of certain deductions for income tax purposes during the first quarter of fiscal 2011.

Effective Income Tax Rate
Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rate was 36% for the three months ended December 31, 2011 and 2010.
Our fiscal 2003 to 2009 Canadian income tax returns are currently under examination by the Canada Revenue Agency (CRA).  The most significant areas being examined by the CRA include transfer pricing and the tax status of our Canadian subsidiary prior to the reorganization in October 2007.  The timing and the impact of the final resolution of the tax examination are uncertain. As such, it is not reasonably possible to estimate the impact that the final outcome could have on our unrecognized tax benefits in the next 12 months.
As a result of anticipated beneficial changes to certain state tax laws beginning in fiscal 2012 and other factors, we expect our effective tax rate to decrease in fiscal 2012 to 33% to 34%. This rate excludes any potential related non-cash impact from the remeasurement of deferred tax assets and liabilities.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Three Months Ended December 31,
	2011	2010
	(in millions)
Total cash provided by (used in):
Operating activities	$1,286	$1,006
Investing activities	194	(73)
Financing activities	(1,665)	(1,121)
Effect of exchange rate changes on cash and cash equivalents	—	5
(Decrease) increase in cash and cash equivalents	$(185)	$(183)
Cash provided by operating activities was higher compared to the prior year, primarily reflecting higher net income, including non-controlling interest. Both periods also contain other significant operational payments including those related to client incentives, settlement transactions and our annual incentive compensation payments, which were broadly consistent year over year. Although we expect the new U.S. debit regulations to moderate the pace of our growth in operating cash in fiscal 2012, we believe that cash flow generated from operating activities will be more than sufficient to meet our ongoing operational needs.
Cash provided by investing activities was higher compared to the prior year, primarily reflecting net cash proceeds of $291 million from the sales and maturities of investment securities during the first quarter of fiscal 2012.
Cash used in financing activities primarily reflects a deposit of approximately $1.57 billion into the litigation escrow account, $75 million in repurchases of our class A common stock in the open market and dividend payments of $152 million. Comparatively, in the prior year, we made a deposit of $800 million into the litigation escrow account, repurchased $306 million of our class A common stock in the open market, and paid quarterly dividends of $108 million.
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
There has been no significant change to our primary uses of liquidity since September 30, 2011, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.
Reduction in as-converted shares. During the three months ended December 31, 2011, total as-converted class A common stock was reduced by 16.2 million shares, which was funded from $1.6 billion of our operating cash on hand. Of the $1.6 billion, $75 million was used to repurchase class A common stock in the open market. In addition, we deposited $1.57 billion from our operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing the Company's class A common stock as it reduces the as-converted class B common stock share count. The deposit reduced by an equivalent amount funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of December 31, 2011. See Note 2—Retrospective Responsibility Plan and Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
In February 2012, we announced a new $500 million share repurchase program authorized by the board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2011, we paid $152 million in dividends. On February 1, 2012, our board of directors declared a dividend in the amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 6, 2012. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by our board of directors.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At December 31, 2011, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at December 31, 2011, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case as negotiated at the time the put option is exercised. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price. At December 31, 2011, and September 30, 2011, the fair value of the put option liability reflected our estimated long-term P/E ratio of 16.9x, and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, of 1.9x. At December 31, 2011, our spot P/E ratio was 14.9x and there was no differential between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.
Fair Value Measurements—Financial Instruments
As of December 31, 2011, our financial instruments measured at fair value on a recurring basis included $7.5 billion of assets and $175 million of liabilities, of which $176 million, or less than 3% of total financial instruments held, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. At December 31, 2011, debt instruments in this category included auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the three months ended December 31, 2011, compared to September 30, 2011.

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
Refer to Note 10—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, filed with the SEC on November 18, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2011.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2011	—	$—	—	$1,576,605,966
November 1-30, 2011	1,138,825	$90.57	833,077	$1,501,774,545
December 1-31, 2011	—	$—	—	$—
Total	1,138,825	$90.57	833,077

(1)
Includes 305,748 shares of class A common stock withheld at an average price of $92.64 per share (under the terms of grants under the Company's equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
During the three months ended December 31, 2011, the Company repurchased 0.8 million shares of its class A common stock at an average price of $89.81 per share for a total cost of $75 million under the amended July 2011 share repurchase program previously authorized by the board of directors. In December 2011, the Company deposited $1.57 billion from its operating cash into the litigation escrow account. The deposit reduced by an equivalent amount funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of December 31, 2011. The figures in the table reflect transactions according to the trade dates. For purposes of the Company's consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

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

VISA INC.

Date:	February 8, 2012	By:	/s/ Joseph W. Saunders
		Name:	Joseph W. Saunders
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	February 8, 2012	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

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

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 8, 2012, formatted in Extensible Business Reporting Language (XBRL):
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