Form 10-Q
period 2012-03-31
VISA INC.
filed 2012-05-02
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 27, 2012, there were 527,991,092 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 40,473,739 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	September 30, 2011
	(in millions, except par value data)
Assets
Cash and cash equivalents	$2,042	$2,127
Restricted cash—litigation escrow (Note 2)	4,282	2,857
Investment securities
Trading	66	57
Available-for-sale	849	1,214
Settlement receivable	508	412
Accounts receivable	655	560
Customer collateral (Note 5)	898	931
Current portion of client incentives	233	278
Deferred tax assets	430	489
Prepaid expenses and other current assets	332	265
Total current assets	10,295	9,190
Investment securities, available-for-sale	1,696	711
Client incentives	98	85
Property, equipment and technology, net	1,540	1,541
Other assets	112	129
Intangible assets, net	11,437	11,436
Goodwill	11,668	11,668
Total assets	$36,846	$34,760
Liabilities
Accounts payable	$75	$169
Settlement payable	702	449
Customer collateral (Note 5)	898	931
Accrued compensation and benefits	332	387
Client incentives	750	528
Accrued liabilities	544	562
Accrued litigation (Note 11)	286	425
Total current liabilities	3,587	3,451
Deferred tax liabilities	3,941	4,205
Other liabilities (Note 6)	797	667
Total liabilities	8,325	8,323

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	March 31, 2012	September 30, 2011
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 528 and 520 shares issued and outstanding at March 31, 2012, and September 30, 2011, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2012, and September 30, 2011 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 41 and 47 shares issued and outstanding at March 31, 2012, and September 30, 2011, respectively (Note 7)	—	—
Additional paid-in capital	20,009	19,907
Accumulated income	8,688	6,706
Accumulated other comprehensive income (loss), net
Investment securities, available-for-sale	5	—
Defined benefit pension and other postretirement plans	(194)	(186)
Derivative instruments classified as cash flow hedges	17	18
Foreign currency translation adjustments	(4)	(8)
Total accumulated other comprehensive loss, net	(176)	(176)
Total equity	28,521	26,437
Total liabilities and equity	$36,846	$34,760

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,241	$1,093	$2,392	$2,101
Data processing revenues	922	823	1,873	1,667
International transaction revenues	733	624	1,481	1,254
Other revenues	179	156	357	317
Client incentives	(497)	(451)	(978)	(856)
Total operating revenues	2,578	2,245	5,125	4,483
Operating Expenses
Personnel	431	351	820	708
Network and processing	103	80	201	160
Marketing	170	183	360	380
Professional fees	82	77	152	138
Depreciation and amortization	80	70	160	137
General and administrative	106	95	208	205
Litigation provision (Note 11)	—	6	—	6
Total operating expenses	972	862	1,901	1,734
Operating income	1,606	1,383	3,224	2,749
Other Income (Expense)
Interest expense	(7)	(12)	(17)	(8)
Investment income, net	9	9	19	19
Other	1	(3)	—	(1)
Total other income (expense)	3	(6)	2	10
Income before income taxes	1,609	1,377	3,226	2,759
Income tax provision	317	497	907	995
Net income including non-controlling interest	1,292	880	2,319	1,764
Loss attributable to non-controlling interest	—	1	2	1
Net income attributable to Visa Inc.	$1,292	$881	$2,321	$1,765

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in millions, except per share data)
Basic earnings per share (Note 8)
Class A common stock	$1.92	$1.24	$3.41	$2.47
Class B common stock	$0.82	$0.63	$1.56	$1.26
Class C common stock	$1.92	$1.24	$3.41	$2.47
Basic weighted-average shares outstanding (Note 8)
Class A common stock	524	505	522	499
Class B common stock	245	245	245	245
Class C common stock	42	80	44	87
Diluted earnings per share (Note 8)
Class A common stock	$1.91	$1.23	$3.40	$2.46
Class B common stock	$0.81	$0.63	$1.55	$1.26
Class C common stock	$1.91	$1.23	$3.40	$2.46
Diluted weighted-average shares outstanding (Note 8)
Class A common stock	676	714	683	717
Class B common stock	245	245	245	245
Class C common stock	42	80	44	87

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Net income including non-controlling interest	$1,292	$880	$2,319	$1,764
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain (loss)	6	(1)	7	(3)
Income tax effect	(2)	—	(2)	1
Defined benefit pension and other postretirement plans	(13)	—	(8)	2
Income tax effect	2	—	—	(1)
Derivative instruments classified as cash flow hedges
Net unrealized loss	(5)	(9)	(12)	(23)
Income tax effect	5	3	6	5
Reclassification adjustment for net (income) loss realized in net income including non-controlling interest	(2)	15	4	27
Income tax effect	1	(3)	1	(7)
Foreign currency translation adjustments	4	6	4	11
Other comprehensive (loss) income, net of tax	(4)	11	—	12
Comprehensive income including non-controlling interest	$1,288	$891	$2,319	$1,776
Comprehensive loss attributable to non-controlling interest	—	1	2	1
Comprehensive income attributable to Visa Inc.	$1,288	$892	$2,321	$1,777

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2011	520	245	47	$19,907	$6,706	$(176)	$—	$26,437
Net income attributable to Visa Inc.					2,321			2,321
Loss attributable to non-controlling interest							(2)	(2)
Other comprehensive income, net of tax								—
Comprehensive income including non-controlling interest								2,319
Issuance of restricted share awards	1							—
Conversion of class C common stock upon sale into public market (Note 7)	6		(6)					—
Share-based compensation				76				76
Excess tax benefit for share-based compensation				27				27
Cash proceeds from exercise of stock options	2			77				77
Restricted stock instruments settled in cash for taxes(1)				(39)				(39)
Cash dividends declared and paid, at a quarterly amount of $0.22 per as-converted share (Note 7)					(300)			(300)
Repurchase of class A common stock (Note 7)	(1)			(36)	(39)			(75)
Purchase of non-controlling interest in joint venture				(3)			2	(1)
Balance as of March 31, 2012	528	245	41	$20,009	$8,688	$(176)	$—	$28,521

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2012	2011
	(in millions)
Operating Activities
Net income including non-controlling interest	$2,319	$1,764
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	978	856
Share-based compensation	76	90
Excess tax benefit for share-based compensation	(27)	(8)
Depreciation and amortization of intangible assets and property, equipment and technology	160	137
Deferred income taxes	(200)	129
Other	(36)	(11)
Change in operating assets and liabilities:
Trading securities	(9)	(6)
Settlement receivable	(96)	11
Accounts receivable	(95)	(62)
Client incentives	(724)	(734)
Other assets	(23)	(188)
Accounts payable	(94)	(51)
Settlement payable	253	(88)
Accrued compensation and benefits	(55)	(90)
Accrued and other liabilities	96	(10)
Accrued litigation	(140)	(130)
Net cash provided by operating activities	2,383	1,609
Investing Activities
Purchases of property, equipment and technology	(127)	(147)
Proceeds from disposal of property, equipment and technology	2	—
Purchases of intangible assets	(35)	—
Investment securities, available-for-sale:
Purchases	(2,140)	—
Proceeds from sales and maturities	1,530	10
Purchases of/contributions to other investments	(3)	—
Proceeds/distributions from other investments	3	103
Acquisition, net of cash received of $18	—	(162)
Net cash used in investing activities	(770)	(196)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Six Months Ended March 31,
	2012	2011
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 7)	(75)	(536)
Dividends paid (Note 7)	(300)	(215)
Deposits into litigation escrow account—retrospective responsibility plan (Note 7)	(1,565)	(1,200)
Payment from litigation escrow account—retrospective responsibility plan (Note 2)	140	140
Cash proceeds from exercise of stock options	77	39
Excess tax benefit for share-based compensation	27	8
Principal payments on debt	—	(7)
Principal payments on capital lease obligations	(6)	(8)
Net cash used in financing activities	(1,702)	(1,779)
Effect of exchange rate changes on cash and cash equivalents	4	11
Decrease in cash and cash equivalents	(85)	(355)
Cash and cash equivalents at beginning of year	2,127	3,867
Cash and cash equivalents at end of period	$2,042	$3,512
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,071	$1,015
Amounts included in accounts payable and accrued and other liabilities related to purchases of intangible assets and property, equipment and technology	$52	$20
Interest payments on debt	$—	$2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operation and cash flows for the interim period presented.
Recently adopted accounting pronouncements. In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, which allows an entity to first assess qualitative factors to determine when it is necessary to perform the two-step quantitative goodwill impairment test. This guidance impacts goodwill impairment testing only and does not impact impairment testing of indefinite-lived intangibles. The Company adopted ASU 2011-08 effective October 1, 2011, and applied the new guidance in its annual impairment review of goodwill as of February 1, 2012 (see Note 3—Fair Value Measurements). The adoption did not have a material impact on the consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, which provides common fair value measurement and disclosure requirements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company adopted ASU 2011-04 effective January 1, 2012. The adoption did not have a material impact on the consolidated financial statements. See Note 3—Fair Value Measurements.
In December 2010, the FASB issued ASU 2010-29, which provides requirements for pro forma revenue and earnings disclosures related to business combinations. The ASU requires disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. The Company adopted ASU 2010-29 effective October 1, 2011. The adoption did not have a material impact on the consolidated financial statements.
Recently issued accounting pronouncements. In June 2011, the FASB issued ASU 2011-05, which impacts the presentation of comprehensive income. The guidance requires components of other comprehensive income to be presented with net income to arrive at total comprehensive income. This ASU impacts presentation only and does not impact the underlying components of other comprehensive income or net income. In December 2011, the FASB

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued ASU 2011-12, which defers a component of ASU 2011-05 that requires the presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income. All other components of ASU 2011-05 are effective October 1, 2012. Adoption is not expected to have a material impact on the consolidated financial statements.
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, covered litigation are paid. See Note 11—Legal Matters. On December 29, 2011, using operating cash on hand, the Company made a deposit of $1.57 billion into the litigation escrow. See Note 7—Stockholders' Equity.
The following table sets forth the changes in the escrow account during the six months ended March 31, 2012.

(in millions)
Balance at October 1, 2011	$2,857
Deposit into the litigation escrow account	1,565
American Express settlement payment	(140)
Balance at March 31, 2012	$4,282
The accrual related to covered litigation could be either higher or lower than the escrow account balance. The Company did not record an additional accrual for covered litigation during the six months ended March 31, 2012.
Note 3—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,653	$4,225
U.S. government-sponsored debt securities			$—	$175
Investment securities
U.S. government-sponsored debt securities			2,118	1,568
U.S. Treasury securities	407	350
Equity securities	79	57
Auction rate securities					$7	$7
Prepaid and other current assets
Foreign exchange derivative instruments			19	30
	$6,139	$4,632	$2,137	$1,773	$7	$7
Liabilities
Accrued liabilities
Visa Europe put option					$145	$145
Earn-out related to PlaySpan acquisition					26	24
Foreign exchange derivative instruments			$6	$7
There were no transfers between Level 1 and Level 2 assets during the first half of fiscal 2012.
Level 1 assets measured at fair value on a recurring basis. Cash equivalents (money market funds), mutual fund equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. U.S. government-sponsored debt securities and foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy. The fair value of the government-sponsored debt securities is based on quoted prices in active markets for similar assets. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There were no changes to the valuation techniques and related inputs used to measure fair value during the first half of fiscal 2012.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no changes to the valuation techniques and related inputs used to measure fair value during the first half of fiscal 2012. The earn-out related to the PlaySpan acquisition is classified as Level 3 due to a lack of observable inputs, such as the likelihood of meeting certain future revenue targets and other milestones. There were no significant changes to the valuation techniques and related inputs used to measure fair value during the first half of fiscal 2012.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Visa Europe put option agreement. The Company has granted Visa Europe a perpetual put option (the "put option") which, if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised, to Visa Europe’s projected adjusted sustainable income for the forward 12-month period, or the adjusted sustainable income (as defined in the option agreement). The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between the Company and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.
The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential, and other inputs used to value the put option are unobservable. At March 31, 2012 and September 30, 2011, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at March 31, 2012, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. During fiscal 2012, there were no changes to the valuation methodology used to estimate the fair value of the put option. At March 31, 2012, the key unobservable inputs include a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential of 1.9x. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at March 31, 2012. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Any non-cash changes in fair value are recorded in other income on the consolidated statements of operations.
A separate roll-forward of Level 3 investments measured at fair value on a recurring basis is not presented because activity was immaterial during the six months ended March 31, 2012 and 2011, respectively.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management judgment. The Company applies fair value measurement to these investments when certain events or circumstances indicate that these investments may be impaired. The Company revalues the investments using various assumptions, including financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the first half of fiscal 2012 or 2011. At March 31, 2012, and September 30, 2011, these investments totaled $92 million and $100 million, respectively, and were classified as other assets on the consolidated balance sheets.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities. The Company measures fair value of indefinite-lived intangible assets on a non-recurring basis for purpose of initial recognition, and testing for and recording impairment, if any. Goodwill is measured at fair value upon initial recognition, and subsequent fair value measurements are only performed if an impairment test is required. Finite-lived intangible assets primarily consist of customer relationships, reseller relationships and trade names, all of which were obtained through acquisitions.
The Company primarily uses an income approach for estimating the fair value of goodwill and indefinite-lived intangible assets, if such measurement is required. As the assumptions employed to measure these assets on a

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified in Level 3 of the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2012, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2012.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at March 31, 2012, but require disclosure of their fair values: cash, accounts receivable, customer collateral, accounts payable, and settlement receivable and payable. The estimated fair value of such instruments at March 31, 2012 approximates their carrying value as reported on the consolidated balance sheets except as otherwise disclosed. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during first half of fiscal 2012. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash, which would be categorized as Level 1.
Investments
Available-for-sale investments. The Company had $7 million in gross unrealized gains and no gross unrealized losses on available-for-sale investment securities at March 31, 2012. There were no gross unrealized gains or gross unrealized losses at September 30, 2011. For both periods presented, amortized cost approximates fair value. Long-term available-for-sale securities are scheduled to mature by October 2014.
Note 4—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost	$9	$11	$19	$20	$—	$—	$—	$—
Interest cost	10	9	20	19	1	1	1	1
Expected return on assets	(13)	(13)	(27)	(27)	—	—	—	—
Amortization of:
Prior service credit	(3)	(2)	(5)	(4)	(1)	(1)	(2)	(2)
Actuarial loss	8	4	16	9	—	—	—	—
Total net periodic benefit cost	$11	$9	$23	$17	$—	$—	$(1)	$(1)
Note 5—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain customers that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $49.9 billion at March 31, 2012, compared to $47.5 billion at September 30, 2011. Of these settlement exposure amounts, $3.4 billion at March 31, 2012, and $3.2 billion at September 30, 2011, were covered by collateral.
The Company maintained collateral as follows:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2012	September 30, 2011
	(in millions)
Cash equivalents	$898	$931
Pledged securities at market value	286	296
Letters of credit	962	902
Guarantees	1,886	1,845
Total	$4,032	$3,974
The total available collateral balances presented in the table above are greater than the settlement exposure covered by customer collateral due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $1 million at March 31, 2012 and September 30, 2011. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 6—Other Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2012	September 30, 2011
	(in millions)
Accrued income taxes	$521	$468
Employee benefits	136	106
Accrued interest on income taxes	80	66
Other	60	27
Total	$797	$667
Note 7—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at March 31, 2012, are as follows:

(in millions, except conversion rate)	Shares Outstanding at March 31, 2012	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	528	—	528
Class B common stock	245	0.4254	104
Class C common stock	41	1.0000	41
Total			673

(1)	Figures may not sum due to rounding. As-converted class A common stock count calculated based on whole numbers.
Reduction in as-converted shares. There was no reduction in as-converted class A common stock shares during the three months ended March 31, 2012. During the first quarter of fiscal 2012, the Company used $1.6 billion of our operating cash on hand to reduce total as-converted class A common stock by 16.2 million shares. Of the $1.6 billion, $75 million was used to repurchase class A common stock in the open market. In addition, the Company deposited $1.57 billion$0.00 billionof operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing the Company's class A common stock because it reduces the as-converted class B common stock share count.
In February 2012, the Company announced a new $500 million share repurchase program authorized by the

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors. The Company did not repurchase any shares under this plan during the three months ended March 31, 2012.
The following table presents share repurchases in the open market for the six months ended March 31, 2012:

(in millions, except per share data)	March 31, 2012
Shares repurchased in the open market (1)	0.8
Weighted-average repurchase price per share	$89.81
Total cost	$75

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
Under the terms of the retrospective responsibility plan, when the Company makes a deposit into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock.
The following table presents as-converted class B common stock after the deposit of $1.57 billion into the litigation escrow account during the six months ended March 31, 2012:

(in millions, except per share data)	March 31, 2012
Deposit under the retrospective responsibility plan	$1,565
Effective price per share(1)	$101.75
Reduction in equivalent number of shares of class A common stock	15.4
Conversion rate of class B common stock to class A common stock after deposit	0.4254
As-converted class B common stock after deposit	104

(1)
Effective price per share calculated using the volume-weighted average price of the Company's class A common stock over a pricing period in accordance with the Company's amended and restated certificate of incorporation.

The deposit reduced funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of March 31, 2012.
Class B common stock. Under the Company’s amended and restated certificate of incorporation, shares of class B common stock are subject to transfer restrictions until the date on which certain covered litigation has been finally resolved. See Note 11—Legal Matters.
Accelerated class C share release programs. Of the 152 million shares of class C common stock released from transfer restrictions under the Company’s 2009, 2010 and 2011 accelerated class C share release programs, 110 million shares have been converted from class C to class A common stock upon their sale into the public market through March 31, 2012. Approximately 3 million and 6 million of those shares were converted during the three and six months ended March 31, 2012, respectively.
Dividends. On April 26, 2012, the Company’s board of directors declared a dividend in the amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 5, 2012 to all holders of record of the Company's class A, class B and class C common stock as of May 18, 2012. The Company paid $300 million in dividends during the first half of fiscal 2012.
Note 8—Earnings Per Share
The following table presents basic and diluted earnings per share for the three months ended March 31, 2012.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock:
Class A	$1,006		524	$1.92	$1,292		676	(2)	$1.91
Class B	200	(3)	245	0.82	200	(3)	245		0.81
Class C	81		42	1.92	80		42		1.91
Participating securities(4)	5		Not presented	Not presented	5		Not presented		Not presented
Net income attributable to Visa Inc.	$1,292
The following table presents basic and diluted earnings per share for the six months ended March 31, 2012.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock:
Class A	$1,780		522	$3.41	$2,321		683	(2)	$3.40
Class B	382	(3)	245	1.56	381	(3)	245		1.55
Class C	151		44	3.41	150		44		3.40
Participating securities(4)	8		Not presented	Not presented	8		Not presented		Not presented
Net income attributable to Visa Inc.	$2,321
The following table presents basic and diluted earnings per share for the three months ended March 31, 2011.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock:
Class A	$625		505	$1.24	$881		714	(2)	$1.23
Class B	155	(3)	245	0.63	154	(3)	245		0.63
Class C	98		80	1.24	98		80		1.23
Participating securities(4)	3		Not presented	Not presented	3		Not presented		Not presented
Net income attributable to Visa Inc.	$881
The following table presents basic and diluted earnings per share for the six months ended March 31, 2011.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)
Common Stock:
Class A	$1,234		499	$2.47	$1,765		717	(2)	$2.46
Class B	310	(3)	245	1.26	309	(3)	245		1.26
Class C	215		87	2.47	214		87		2.46
Participating securities(4)	6		Not presented	Not presented	6		Not presented		Not presented
Net income attributable to Visa Inc.	$1,765

(1)	Earnings per share calculated based on whole numbers, not rounded numbers.

(2)
The computation of weighted-average dilutive shares outstanding included the effect of 3 million and 2 million dilutive shares of outstanding stock awards for the three and six months ended March 31, 2012 and March 31, 2011, respectively. The computation of weighted-average dilutive shares outstanding excluded stock options to purchase less than 1 million shares of common stock for the three and six months ended March 31, 2012 and 2 million for the three and six months ended March 31, 2011 because their effect would have been anti-dilutive.

(3)
Net income attributable to Visa Inc. is allocated to each class of common stock on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation were 104 million and 112 million for the three and six months ended March 31, 2012 and 125 million and 126 million for the three and six months ended March 31, 2011, respectively.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 9—Share-based Compensation
The Company granted the following awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the six months ended March 31, 2012:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	432,144	$29.54	$92.70
Restricted stock awards (RSA)	906,499	94.32
Restricted stock units (RSU)	418,716	96.10
Performance-based shares(1)	66,114	97.84

(1)	The ultimate number of performance shares to be earned will be between zero and 132,227, depending on a combination of service, performance and market conditions.
The Company’s non-qualified stock options, RSAs and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.
Note 10—Income Taxes
The effective income tax rates were 20% and 28% for the three and six months ended March 31, 2012, respectively, and 36% for the three and six months ended March 31, 2011. During the three months ended March 31, 2012, the state of California approved certain changes to its state tax apportionment rules, effective retroactively to the beginning of fiscal 2012, which lowered the Company's overall state tax rate. This change was the primary cause of the overall decrease in the Company's effective income tax rates for these periods.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these rule changes in California, in the second fiscal quarter tax provision, the Company recorded the benefit of applying the lower rate retroactively to the beginning of the fiscal year and a one-time, non-cash benefit of $208 million resulting from the remeasurement of existing net deferred tax liabilities. The remeasurement of deferred taxes primarily consists of the remeasurement of deferred tax liabilities associated with $11 billion of indefinite-lived intangible assets previously recorded to reflect our reorganization in 2007.
During the three months ended March 31, 2012, the Company's unrecognized tax benefits related to tax positions taken in the current period increased by $33 million, all of which would affect the effective income tax rate if recognized. The increase is primarily due to potential audit adjustments related to various ongoing non-U.S. audits. During the same period, the Company accrued $7 million of interest and no penalties related to uncertain tax positions.
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
There was no significant provision activity for the six months ended March 31, 2012 and 2011. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.
The following table summarizes the activity related to accrued litigation for the six months ended March 31, 2012 and 2011:

	2012	2011
	(in millions)
Balance at October 1	$425	$697
Provision for settled matters	—	6
Reclassification of settled matters (1)	—	12
Interest accretion on settled matters	1	7
Payments on settled matters	(140)	(142)
Balance at March 31	$286	$580
(1) Reclassification of amount previously recorded in accrued liabilities.
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
The Interchange Litigation
Multidistrict Litigation Proceedings (MDL). The Company remains actively involved in settlement discussions under the auspices of the court and believes the parties are continuing to make progress. Many

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material uncertainties exist, however, including, among other things, uncertainties regarding the level of support for a settlement agreement, and numerous motions pending before the court. Accordingly, under generally accepted accounting principles, the Company believes some loss is reasonably possible, but not probable and reasonably estimable. On December 29, 2011, the Company deposited an additional $1.57 billion into its covered litigation escrow account, increasing the uncommitted balance of the account from $2.72 billion to $4.28 billion. The uncommitted balance of $4.28 billion is consistent with the Company's estimate of its share of the lower end of a reasonably possible loss in the event of a negotiated settlement for the entire matter. While this estimate is consistent with the Company's view of the current status of mediation discussions, the estimate of the reasonably possible loss or range of such loss could materially vary if a negotiated settlement cannot be reached that resolves all financial and business practice claims. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties and mediation obstacles that persist. We are unable to estimate a potential loss or range of loss, if any, at trial if a negotiated resolution of the matter cannot be reached.
Other Litigation
“Indirect Purchaser” Actions. On January 9, 2012, the Court of Appeal of the State of California reversed the judgment approving the settlement agreement in the Credit/Debit Tying Cases. The case was remanded to the trial court for reconsideration of the fairness and adequacy of the settlement in light of the inclusion of the Attridge claims in the release.
In New Mexico, on April 18, 2012, the state appellate court affirmed the trial court's dismissal of the case.
Vale Canjeable. Visa filed extraordinary appeals of the two August 10 rulings with the Supreme Court.
Canadian Competition Proceedings
Competition Bureau. Document production and examinations for discovery are complete. The hearing before the Competition Tribunal on the merits of the case is scheduled to begin on May 8, 2012.
Call Center Litigation. On November 30, 2011, the court entered a final order approving the settlement and entering judgment in the case.
U.S. ATM Access Fee Litigation.
National ATM Council class action. On January 10, 2012, plaintiffs filed an amended class action complaint against the same defendants. Like the original complaint, the amended complaint alleges that the ATM access fee rule prevents non-bank ATM operators from attracting customers to use other networks in violation of Section 1 of the Sherman Act. The amended complaint also alleges that Visa's rule has enabled Visa to charge artificially high network fees for ATM transactions, to compensate ATM operators inadequately, and to compensate member banks excessively. Plaintiffs request injunctive relief, attorneys' fees, and treble damages.
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
On January 30, 2012, Visa, MasterCard, and the defendant financial institutions filed motions to dismiss the complaints in the National ATM Council class action and the consumer class actions.

U.S. Department of Justice Civil Investigative Demand. On March 13, 2012, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand, or “CID,” to Visa Inc. seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focuses on PIN-Authenticated Visa Debit and Visa's competitive responses to the Reform Act, including Visa's Fixed Acquirer Network Fee. In March, Visa met with the Division twice and provided materials in

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

response to the CID. Visa is continuing to provide materials and cooperate with the Division in connection with the CID.

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
By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:
•the impact of new laws, regulations and marketplace barriers, including:
▪rules capping debit interchange reimbursement fees promulgated under the Reform Act;

▪	rules under the Reform Act expanding issuers' and merchants' choice among debit payment networks;

▪	U.S. government and other parties' reactions to the changes we have made to our business in response to the Reform Act;
▪increased regulation outside the United States and in other product categories; and
▪rules about consumer privacy and data use and security;

•	developments in current or future litigation or government enforcement, including interchange, antitrust and tax disputes;

•	economic factors, such as:
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
Adjusted financial results. Our reported financial results for the three and six months ended March 31, 2012 benefited from a one-time non-cash adjustment related to the remeasurement of our net deferred tax liabilities (“deferred tax adjustment”) recorded in our income tax provision during the three months ended March 31, 2012. We believe that this non-cash benefit related to the deferred tax adjustment is not indicative of our financial performance in fiscal 2012 or any period therein. For the three and six months ended March 31, 2012, excluding the impact of the deferred tax adjustment, results in adjusted fully-diluted class A common stock earnings per share of $1.60 and $3.09, respectively.
During the three months ended March 31, 2012, the state of California approved certain changes to its state tax apportionment rules, effective retroactively to the beginning of fiscal 2012, which lowered our overall state tax rate. As a result, in our income tax provision for the three months ended March 31, 2012, we recorded the deferred tax adjustment, a one-time, non-cash benefit of $208 million resulting from the remeasurement of our existing deferred tax liabilities primarily associated with $11 billion of indefinite-lived intangible assets previously recorded to reflect our reorganization in 2007.
The following table presents our adjusted financial results for the three and six months ended March 31, 2012, which excludes the one-time non-cash benefit resulting from the deferred tax adjustment. We believe the presentation of adjusted net income and adjusted diluted earnings per share provides a clearer understanding of our operating performance for the periods. The deferred tax adjustment has no cash impact to us. We therefore believe that the resulting benefit recorded in net income is not indicative of our financial performance in the current or future periods.

	Three Months Ended March 31, 2012		Six Months Ended March 31, 2012
	(in millions, except per share data)
	Net income attributable to Visa Inc.	Fully-diluted earnings per share(1)	Net Income Attributable to Visa Inc.	Fully-diluted earnings per share(1)
As reported	$1,292	$1.91	$2,321	$3.40
Impact of deferred tax adjustment	(208)	(0.31)	(208)	(0.30)
Adjusted	$1,084	$1.60	$2,113	$3.09
Weighted-average number of diluted shares outstanding (as reported)		676		683

(1)	Earnings per share figures calculated based on whole numbers, not rounded numbers.
Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. Our business performance during the first two quarters of fiscal 2012 reflects the impact of a modest global economic recovery.
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
We believe that we will be able to mitigate the negative impacts from the Reform Act to some extent through pricing modifications and working with our clients and other business partners to win merchant preference to route transactions over our network. Our broad platform of payment products continues to provide substantial value to both merchants and consumers. We believe that the continuing worldwide secular shift to digital currency may help buffer the impacts of the Reform Act, as reflected in our overall payments volume growth, particularly outside the United States. As a leader in the U.S. debit industry, we continue to develop and refine our competitive business models to adapt to the Reform Act and mitigate some of the negative impacts the Reform Act would have on our current business models. We remain committed and prepared to adapt to and compete effectively under this new U.S. debit regulatory environment. We expect operating revenue to grow in the low double-digits for the full 2012 fiscal year.
Reduction in as-converted shares. There was no reduction in as-converted class A common stock shares during the three months ended March 31, 2012. During the first quarter of fiscal 2012, we used $1.6 billion of our operating cash on hand to reduce total as-converted class A common stock by 16.2 million shares. Of the $1.6 billion, $75 million was used to repurchase class A common stock in the open market. In addition, we deposited $1.57 billion of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing the Company's class A common stock as it reduces the as-converted class B common stock share count. The deposit reduced funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of March 31, 2012. See Note 2—Retrospective Responsibility Plan and Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
In February 2012, we announced a new $500 million share repurchase program authorized by the board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. The Company did not repurchase any shares under this plan during the the three months ended March 31, 2012.
Nominal payments volume and transaction counts. Payments volume and processed transactions are key drivers of our business. Payments volume is the primary driver for service revenues, and processed transactions is the primary driver for data processing revenues. Compared to the same prior year period, nominal payments volume benefited from double-digit growth in consumer credit, and high single digit growth in debit and commercial, resulting in an increase in overall nominal payments volume. The number of processed transactions continues to increase, reflecting the continuing worldwide shift to digital currency.
The following table sets forth nominal payments volume for the periods presented in nominal dollars.(1)

	U.S.			Rest of World			Visa Inc.
	3 months ended December 31, 2011(2)	3 months ended December 31, 2010(2)	% Change	3 months ended December 31, 2011(2)	3 months ended December 31, 2010(2)	% Change	3 months ended December 31, 2011(2)	3 months ended December 31, 2010(2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$183	$166	10%	$349	$306	14%	$532	$472	13%
Consumer debit(3)	271	258	5%	83	68	21%	353	326	8%
Commercial and other(3)	76	69	9%	32	30	9%	108	99	9%
Total Nominal Payments Volume	$529	$493	7%	$464	$405	15%	$993	$897	11%
Cash volume	107	98	8%	489	431	13%	596	530	12%
Total Nominal Volume(4)	$636	$591	8%	$953	$836	14%	$1,589	$1,427	11%

	U.S.			Rest of World			Visa Inc.
	6 months ended December 31, 2011(2)	6 months ended December 31, 2010(2)	% Change	6 months ended December 31, 2011(2)	6 months ended December 31, 2010(2)	% Change	6 months ended December 31, 2011(2)	6 months ended December 31, 2010(2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$355	$323	10%	$687	$577	19%	$1,042	$900	16%
Consumer debit(3)	537	506	6%	165	127	30%	703	632	11%
Commercial and other(3)	153	138	11%	66	56	16%	219	195	13%
Total Nominal Payments Volume	$1,046	$966	8%	$918	$760	21%	$1,964	$1,727	14%
Cash volume	216	199	8%	959	822	17%	1,175	1,021	15%
Total Nominal Volume(4)	$1,262	$1,165	8%	$1,877	$1,582	19%	$3,139	$2,748	14%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported with respect to the three and six months ended March 31, 2012 and 2011, were based on payments volume reported by our financial institution clients for the three and six months ended

December 31, 2011 and 2010, respectively.

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

	Three months ended March 31,			Six months ended March 31,
	2012	2011	% Change(1)	2012	2011	% Change(1)
	(in millions, except percentages)
Visa processed transactions(2)	13,038	12,040	8%	26,638	24,621	8%
CyberSource billable transactions(3)	1,281	1,018	26%	2,516	2,004	26%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa’s networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three months ended March 31,		2012 vs. 2011		Six months ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,364	$1,243	$121	10%	$2,750	$2,522	$228	9%
Rest of world	1,159	951	208	22%	2,265	1,860	405	22%
Visa Europe	55	51	4	8%	110	101	9	9%
Total Operating Revenues	$2,578	$2,245	$333	15%	$5,125	$4,483	$642	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.
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
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. There was no significant impact on results for the three or six months ended March 31, 2012 compared to prior year related to the weakening or strengthening of the U.S. dollar.

The following table sets forth the components of our total operating revenues.

	Three months ended March 31,		2012 vs. 2011		Six months ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,241	$1,093	$148	13%	$2,392	$2,101	$291	14%
Data processing revenues	922	823	99	12%	1,873	1,667	206	12%
International transaction revenues	733	624	109	17%	1,481	1,254	227	18%
Other revenues	179	156	23	14%	357	317	40	12%
Client incentives	(497)	(451)	(46)	10%	(978)	(856)	(122)	14%
Total Operating Revenues	$2,578	$2,245	$333	15%	$5,125	$4,483	$642	14%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•
Service revenues increased during the three and six month comparable periods primarily due to 11% and 14% growth in nominal payments volume, respectively. The growth in service revenues was greater than the growth in nominal payments volume primarily reflecting differences in geography-specific pricing strategies.

•
Data processing revenues increased during the three and six month comparable periods primarily due to 8% growth in processed transactions for both periods, 26% growth in CyberSource billable transactions for both periods, and the full quarter impact of revenue attributable to PlaySpan, which was acquired in March of 2011.

•
International transaction revenues increased, primarily reflecting 15% and 24% growth, respectively, in nominal cross-border payments volume during the three and six month comparable periods, combined with strategic pricing modifications.

•
Other revenues increased primarily due to an increase in revenues from licensing fees, growth in CyberSource other revenues, the full quarter impact of other revenue attributable to PlaySpan, which was acquired in March of 2011, and inclusion of revenue attributable to Fundamo, which was acquired in June of 2011.

•
Client incentives increased during the six month period, reflecting incentives incurred on significant long-term client contracts that were initiated or renewed after the second quarter of fiscal 2011 and growth in global payments volume. Beginning in the fourth quarter of fiscal 2011, the new U.S. debit regulations triggered renegotiations with some of our existing issuing clients and resulted in new contracts with many merchants and some acquirers to win transaction routing preference. As part of our business strategy, we will continue to initiate or renew contracts with merchants and acquirers, which will likely impact our fiscal 2012 results. We expect incentives as a percentage of gross revenues to be in the range of 17% to 18% for the full 2012 fiscal year. The amount of client incentives will vary based on performance expectations for these contracts, actual performance under these contracts, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended March 31,		2012 vs. 2011		Six months ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$431	$351	$80	23%	$820	$708	$112	16%
Network and processing	103	80	23	28%	201	160	41	26%
Marketing	170	183	(13)	(7)%	360	380	(20)	(5)%
Professional fees	82	77	5	6%	152	138	14	10%
Depreciation and amortization	80	70	10	16%	160	137	23	17%
General and administrative	106	95	11	12%	208	205	3	2%
Litigation provision	—	6	(6)	97%	—	6	(6)	97%
Total Operating Expenses	$972	$862	$110	13%	$1,901	$1,734	$167	10%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•
Personnel increased primarily due to increases in headcount throughout the organization including the inclusion of employees from our acquisitions of PlaySpan and Fundamo in March and June of 2011, respectively. This increase reflects our strategy to invest for future growth, particularly outside the U.S., in support of our core businesses, as well as our e-commerce and mobile initiatives.

•
Network and processing increased primarily due to higher fees paid for debit processing services related to processing transactions through non-Visa networks combined with an increase in volume from PlaySpan and CyberSource activities.

•
Marketing decreased compared to the prior year primarily due to the planned timing of our marketing spend in fiscal 2012. We anticipate an increase in spending during the second half of fiscal 2012 in support of our growth strategies and new product initiatives, as well as some modest incremental spend associated with our sponsorship of the 2012 Summer Olympics.

•	Professional fees increased, primarily reflecting greater investment in technology projects to support our e-commerce and mobile initiatives.

▪	Depreciation and amortization increased, primarily reflecting the impact of newly acquired technology and intangible assets from our acquisitions of PlaySpan and Fundamo.

▪	General and administrative increased, primarily reflecting an increase in travel to support our international expansion.
Other Income (Expense)
The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended March 31,		2012 vs. 2011		Six months ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
Interest Expense	$(7)	$(12)	$5	(37)%	$(17)	$(8)	$(9)	NM
Investment income, net	9	9	—	—%	19	19	—	—%
Other	1	(3)	4	NM	—	(1)	1	(22)%
Total Other Income (Expense)	$3	$(6)	$9	NM	$2	$10	$(8)	(86)%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•
Interest expense increased compared to the prior year primarily due to the absence of a non-recurring benefit recognized upon the effective settlement of uncertainties surrounding the timing of certain deductions for income tax purposes during the first half of fiscal 2011.

Effective Income Tax Rate
Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. The effective income tax rates were 20% and 28% for the three and six months ended March 31, 2012, respectively, and 36% for the three and six months ended March 31, 2011. During the three months ended March 31, 2012, the state of California approved certain changes to its state tax apportionment rules, effective retroactively to the beginning of fiscal 2012, which lowered our overall state tax rate. This change was the primary cause of the overall decrease in our effective income tax rates for these periods.
As a result of these rule changes in California, in our second fiscal quarter tax provision, we recorded the benefit of applying the lower rate retroactively to the beginning of the fiscal year and a one-time, non-cash benefit of $208 million resulting from the remeasurement of our existing net deferred tax liabilities. The remeasurement of deferred taxes primarily consists of the remeasurement of deferred tax liabilities associated with $11 billion of indefinite-lived intangible assets previously recorded to reflect our reorganization in 2007.
The following table presents our adjusted effective income tax rates for the three and six months ended March 31, 2012, which excludes the one-time non-cash benefit resulting from the remeasurement of our net deferred tax liabilities. We believe the presentation of our adjusted effective income tax rates provides a clearer understanding of our operating performance for these periods. This one-time adjustment to remeasure our deferred taxes has no cash impact to us. We therefore believe that the resulting benefit recorded in our effective income tax rates is not indicative of our financial performance in the current or future periods.

	Three Months Ended March 31, 2012(1)	Six Months Ended March 31, 2012(1)
Effective tax rate (as reported)	19.7%	28.1%
Remeasurement of deferred tax liabilities	12.9%	6.4%
Adjusted effective income tax rate	32.6%	34.6%

(1)	Effective income tax rate calculated based on whole numbers, not rounded numbers.
For the full year, we anticipate that our annual adjusted effective income tax rate will be between 33% and 34%.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended March 31,
	2012	2011
	(in millions)
Total cash provided by (used in):
Operating activities	$2,383	$1,609
Investing activities	(770)	(196)
Financing activities	(1,702)	(1,779)
Effect of exchange rate changes on cash and cash equivalents	4	11
Decrease in cash and cash equivalents	$(85)	$(355)
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
Cash used in investing activities was higher compared to the prior year, primarily reflecting net purchases of investment securities of $610 million and purchases of intangible assets of $35 million during the first half of fiscal 2012. Cash used in investing activities during the six months ended March 31, 2011 primarily reflects the acquisition of PlaySpan for $162 million, net of $18 million in cash received, and purchases of property, equipment and technology.
Cash used in financing activities primarily reflects a deposit of approximately $1.57 billion into the litigation escrow account, $75 million$0 millionin repurchases of our class A common stock in the open market and dividend payments of $300 million. Comparatively, in the prior year, we made a deposit of $1.2 billion into the litigation escrow account, repurchased $536 million of our class A common stock in the open market, and paid quarterly dividends of $215 million.
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
Cash, cash equivalents and available-for-sale investment securities, both short and long-term, held by our foreign subsidiaries was $2.8 billion and $2.1 billion at March 31, 2012 and September 30, 2011, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Reduction in as-converted shares. During the three months ended March 31, 2012, there was no activity to reduce as-converted class A common stock. During the three months ended December 31, 2011, total as-converted class A common stock was reduced by 16.2 million shares, which was funded from $1.6 billion of our operating cash on hand. Of the $1.6 billion, $75 million$0 millionwas used to repurchase class A common stock in the open market. In addition, we deposited $1.57 billion from our operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing the Company's class A common stock as it reduces the as-converted class B common stock share count. The deposit reduced funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of March 31, 2012. See Note 2—Retrospective Responsibility Plan and Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
In February 2012, we announced a new $500 million share repurchase program authorized by the board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the first half of fiscal 2012, we paid $300 million in dividends. On April 26, 2012, our board of directors declared a dividend in the amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 5, 2012. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by our board of directors.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At March 31, 2012, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at March 31, 2012, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio at the date of exercise. See Note 3—Fair Value Measurements.
Fair Value Measurements—Financial Instruments
As of March 31, 2012, our financial instruments measured at fair value on a recurring basis included $8.3 billion of assets and $177 million of liabilities, of which $178 million, or less than 2% of total financial instruments held, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. At March 31, 2012, debt instruments in this category included auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the six months ended March 31, 2012, compared to September 30, 2011.

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
ISSUER PURCHASES OF EQUITY SECURITIES
In February 2012, the board of directors authorized a new $500 million share repurchase program. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors. There were no issuer purchases of equity securities during the three months ended March 31, 2012. Therefore, the February 2012 share repurchase program had remaining authorized funds of $500 million at March 31, 2012.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
The list of exhibits required to be filed as exhibits to this report is listed under the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	May 2, 2012	By:	/s/ Joseph W. Saunders
		Name:	Joseph W. Saunders
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2012	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1	Visa Inc. 2007 Equity Incentive Compensation Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K filed by Visa Inc. on January 31, 2012)

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

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statements of Comprehensive Income,
(iv) Consolidated Statement of Changes in Equity,
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