Form 10-Q
period 2012-06-30
VISA INC.
filed 2012-07-27
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 19, 2012, there were 527,426,677 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 38,225,522 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	September 30, 2011
	(in millions, except par value data)
Assets
Cash and cash equivalents	$1,558	$2,127
Restricted cash—litigation escrow (Note 2)	4,282	2,857
Investment securities
Trading	63	57
Available-for-sale	682	1,214
Settlement receivable	443	412
Accounts receivable	793	560
Customer collateral (Note 5)	886	931
Current portion of client incentives	224	278
Deferred tax assets	1,645	489
Prepaid expenses and other current assets	323	265
Total current assets	10,899	9,190
Investment securities, available-for-sale	2,923	711
Client incentives	97	85
Property, equipment and technology, net	1,581	1,541
Other assets	123	129
Intangible assets, net	11,437	11,436
Goodwill	11,681	11,668
Total assets	$38,741	$34,760
Liabilities
Accounts payable	$111	$169
Settlement payable	747	449
Customer collateral (Note 5)	886	931
Accrued compensation and benefits	389	387
Client incentives	763	528
Accrued liabilities	574	562
Accrued litigation (Note 10)	4,384	425
Total current liabilities	7,854	3,451
Deferred tax liabilities	3,944	4,205
Other liabilities	785	667
Total liabilities	12,583	8,323

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	June 30, 2012	September 30, 2011
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 527 and 520 shares issued and outstanding at June 30, 2012, and September 30, 2011, respectively (Note 6)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2012, and September 30, 2011 (Note 6)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 38 and 47 shares issued and outstanding at June 30, 2012, and September 30, 2011, respectively (Note 6)	—	—
Additional paid-in capital	19,922	19,907
Accumulated income	6,411	6,706
Accumulated other comprehensive income (loss), net
Investment securities, available-for-sale	1	—
Defined benefit pension and other postretirement plans	(189)	(186)
Derivative instruments classified as cash flow hedges	25	18
Foreign currency translation adjustments	(12)	(8)
Total accumulated other comprehensive loss, net	(175)	(176)
Total equity	26,158	26,437
Total liabilities and equity	$38,741	$34,760

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,216	$1,055	$3,608	$3,156
Data processing revenues	1,040	886	2,913	2,553
International transaction revenues	748	662	2,229	1,916
Other revenues	175	167	532	484
Client incentives	(614)	(448)	(1,592)	(1,304)
Total operating revenues	2,565	2,322	7,690	6,805
Operating Expenses
Personnel	435	363	1,255	1,071
Network and processing	102	91	303	251
Marketing	242	251	602	631
Professional fees	99	84	251	222
Depreciation and amortization	84	74	244	211
General and administrative	112	114	320	319
Litigation provision (Note 10)	4,098	—	4,098	6
Total operating expenses	5,172	977	7,073	2,711
Operating (loss) income	(2,607)	1,345	617	4,094
Other Income (Expense)
Interest expense	(11)	(11)	(28)	(19)
Investment income, net	12	88	31	107
Other	(1)	121	(1)	120
Total other income	—	198	2	208
(Loss) income before income taxes	(2,607)	1,543	619	4,302
Income tax (benefit) provision	(768)	539	139	1,534
Net (loss) income including non-controlling interest	(1,839)	1,004	480	2,768
Loss attributable to non-controlling interest	—	1	2	2
Net (loss) income attributable to Visa Inc.	$(1,839)	$1,005	$482	$2,770

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Basic (loss) earnings per share (Note 7)
Class A common stock	$(2.74)	$1.43	$0.71	$3.90
Class B common stock	$(1.16)	$0.70	$0.32	$1.97
Class C common stock	$(2.74)	$1.43	$0.71	$3.90
Basic weighted-average shares outstanding (Note 7)
Class A common stock	525	521	523	506
Class B common stock	245	245	245	245
Class C common stock	40	59	43	78
Diluted (loss) earnings per share (Note 7)
Class A common stock	$(2.74)	$1.43	$0.71	$3.89
Class B common stock	$(1.16)	$0.70	$0.32	$1.96
Class C common stock	$(2.74)	$1.43	$0.71	$3.89
Diluted weighted-average shares outstanding (Note 7)
Class A common stock	672	704	681	712
Class B common stock	245	245	245	245
Class C common stock	40	59	43	78

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net (loss) income including non-controlling interest	$(1,839)	$1,004	$480	$2,768
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized (loss) gain	(6)	(2)	1	(5)
Income tax effect	2	1	—	2
Defined benefit pension and other postretirement plans	9	1	1	3
Income tax effect	(3)	—	(3)	(1)
Derivative instruments classified as cash flow hedges
Net unrealized gain (loss)	21	(15)	9	(38)
Income tax effect	(9)	4	(3)	9
Reclassification adjustment for net (income) loss realized in net income including non-controlling interest	(7)	21	(3)	48
Income tax effect	2	(4)	3	(11)
Foreign currency translation adjustments	(8)	(3)	(4)	8
Other comprehensive income, net of tax	1	3	1	15
Comprehensive (loss) income including non-controlling interest	$(1,838)	$1,007	$481	$2,783
Comprehensive loss attributable to non-controlling interest	—	1	2	2
Comprehensive (loss) income attributable to Visa Inc.	$(1,838)	$1,008	$483	$2,785

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2011	520	245	47	$19,907	$6,706	$(176)	$—	$26,437
Net income attributable to Visa Inc.					482			482
Loss attributable to non-controlling interest							(2)	(2)
Other comprehensive income, net of tax						1		1
Comprehensive income including non-controlling interest								481
Issuance of restricted share awards	1							—
Conversion of class C common stock upon sale into public market (Note 6)	9		(9)					—
Share-based compensation				112				112
Excess tax benefit for share-based compensation				42				42
Cash proceeds from exercise of stock options	2			111				111
Restricted stock instruments settled in cash for taxes(1)				(40)				(40)
Cash dividends declared and paid, at a quarterly amount of $0.22 per as-converted share (Note 6)					(448)			(448)
Repurchase of class A common stock (Note 6)	(5)			(207)	(329)			(536)
Purchase of non-controlling interest in joint venture				(3)			2	(1)
Balance as of June 30, 2012	527	245	38	$19,922	$6,411	$(175)	$—	$26,158

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
	(in millions)
Operating Activities
Net income including non-controlling interest	$480	$2,768
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	1,592	1,304
Fair value adjustment for the Visa Europe put option	—	(122)
Share-based compensation	112	122
Excess tax benefit for share-based compensation	(42)	(12)
Depreciation and amortization of intangible assets and property, equipment and technology	244	211
Litigation provision and accretion (Note 10)	4,099	15
Deferred income taxes	(1,427)	169
Other	(34)	(107)
Change in operating assets and liabilities:
Trading securities	(6)	(5)
Settlement receivable	(31)	3
Accounts receivable	(231)	(70)
Client incentives	(1,315)	(1,144)
Other assets	(35)	30
Accounts payable	(58)	(47)
Settlement payable	298	52
Accrued compensation and benefits	—	(37)
Accrued and other liabilities	134	74
Accrued litigation (Note 10)	(140)	(200)
Net cash provided by operating activities	3,640	3,004
Investing Activities
Purchases of property, equipment and technology	(235)	(236)
Proceeds from disposal of property, equipment and technology	2	—
Purchases of intangible assets	(35)	—
Investment securities, available-for-sale:
Purchases	(3,326)	(50)
Proceeds from sales and maturities	1,640	35
Purchases of/contributions to other investments	(9)	(10)
Proceeds/distributions from other investments	23	104
Acquisitions, net of cash received of $17 and $22, respectively	(3)	(268)
Net cash used in investing activities	(1,943)	(425)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 6)	$(536)	$(1,600)
Dividends paid (Note 6)	(448)	(320)
Deposits into litigation escrow account—retrospective responsibility plan (Note 2)	(1,565)	(1,200)
Payment from litigation escrow account—retrospective responsibility plan (Note 2)	140	210
Cash proceeds from exercise of stock options	111	63
Excess tax benefit for share-based compensation	42	12
Principal payments on debt	—	(9)
Principal payments on capital lease obligations	(6)	(10)
Net cash used in financing activities	(2,262)	(2,854)
Effect of exchange rate changes on cash and cash equivalents	(4)	8
Decrease in cash and cash equivalents	(569)	(267)
Cash and cash equivalents at beginning of year	2,127	3,867
Cash and cash equivalents at end of period	$1,558	$3,600
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$1,575	$1,251
Amounts included in accounts payable and accrued and other liabilities related to purchases of intangible assets and property, equipment and technology	$85	$17
Interest payments on debt	$—	$2

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
Recently adopted accounting pronouncements. In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, which allows an entity to first assess qualitative factors to determine when it is necessary to perform the two-step quantitative goodwill impairment test. This guidance impacts goodwill impairment testing only and does not impact impairment testing of indefinite-lived intangibles. The Company adopted ASU 2011-08 effective October 1, 2011, and applied the new guidance in its annual impairment review of goodwill as of February 1, 2012. See Note 3—Fair Value Measurements. The adoption did not have a material impact on the consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, which provides common fair value measurement and disclosure requirements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company adopted ASU 2011-04 effective January 1, 2012. The adoption did not have a material impact on the consolidated financial statements. See Note 3—Fair Value Measurements.
In December 2010, the FASB issued ASU 2010-29, which provides requirements for pro forma revenue and earnings disclosures related to business combinations. The ASU requires disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. The Company adopted ASU 2010-29 effective October 1, 2011. The adoption did not have an impact on the consolidated financial statements.
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
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, covered litigation are paid. See Note 10—Legal Matters. On December 29, 2011, using operating cash on hand, the Company made a deposit of $1.57 billion into the litigation escrow account. Subsequent to the fiscal third quarter-end, the Company's board of directors approved an additional deposit of $150 million into the litigation escrow account, which was funded on July 24, 2012. See Note 6—Stockholders' Equity.
The Company recorded an additional accrual of $4.1 billion for covered litigation during the three months ended June 30, 2012. The accrual related to covered litigation could be either higher or lower than the escrow account balance. See Note 10—Legal Matters. The following table sets forth the changes in the escrow account.

(in millions)
Balance at October 1, 2011	$2,857
Deposit into the litigation escrow account	1,565
American Express settlement payment	(140)
Balance at June 30, 2012	$4,282
Deposit into the litigation escrow account	150
Balance at July 24, 2012	$4,432
Note 3—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011	June 30, 2012	September 30, 2011
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds and time deposits	$5,121	$4,225
U.S. government-sponsored debt securities			$—	$175
Investment securities
U.S. government-sponsored debt securities			2,777	1,568
U.S. Treasury securities	817	350
Equity securities	66	57
Auction rate securities					$7	$7
Prepaid and other current assets
Foreign exchange derivative instruments			23	30
	$6,004	$4,632	$2,800	$1,773	$7	$7
Liabilities
Accrued liabilities
Visa Europe put option					$145	$145
Earn-out related to PlaySpan acquisition					23	24
Foreign exchange derivative instruments			$4	$7
There were no transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2012 and 2011.
Level 1 assets measured at fair value on a recurring basis. Cash equivalents (money market funds), mutual fund equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. U.S. government-sponsored debt securities and foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy. The fair value of the government-sponsored debt securities provided by third-party pricing vendors is based on quoted prices in active markets for similar assets. The pricing data obtained from outside sources is reviewed internally for reasonableness and validated against benchmark quotes from additional pricing sources. If they appear unreasonable, the Company will assess the reasonableness of the pricing. Based on the review, the valuation is confirmed or revised. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There were no changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2012.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were no changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2012. The earn-out related to the PlaySpan acquisition is classified as Level 3 as inputs are unobservable, such as the likelihood of meeting certain future revenue targets and other milestones. There were no significant changes to the valuation techniques and inputs used to measure fair value during the nine months ended June 30, 2012.
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
The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential, and other inputs used to value the put option are unobservable. At June 30, 2012 and September 30, 2011, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at June 30, 2012, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. During fiscal 2012, there were no changes to the valuation methodology used to estimate the fair value of the put option. At June 30, 2012, the key unobservable inputs include a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential of 1.9x. At June 30, 2012, our spot P/E was 17.4x and there was a differential of 1.8x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at June 30, 2012. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Any non-cash changes in fair value are recorded in other income on the consolidated statements of operations.
A separate roll-forward of Level 3 assets and liabilities measured at fair value on a recurring basis is not presented because activity was immaterial during the nine months ended June 30, 2012. Activity in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended June 30, 2011 was primarily related to the decrease of $122 million in the fair value of the Visa Europe put option.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. The Company applies fair value measurement to these investments when certain events or circumstances indicate that these investments may be impaired. The Company revalues the investments using various assumptions, including financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the nine months ended June 30, 2012 or 2011. At June 30, 2012, and September 30, 2011, these investments totaled $89 million and $100 million, respectively, and were classified as

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other assets on the consolidated balance sheets.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities. The Company measures the fair value of indefinite-lived intangible assets on a non-recurring basis for the purpose of initial recognition, and testing for and recording impairment, if any. Goodwill fair value measurements are only performed if an impairment test is required. Finite-lived intangible assets primarily consist of customer relationships, reseller relationships and trade names, all of which were obtained through acquisitions.
The Company primarily uses an income approach for estimating the fair value of goodwill and indefinite-lived intangible assets, if such measurement is required. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified in Level 3 of the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2012, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2012.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at June 30, 2012, but require disclosure of their fair values: cash, accounts receivable, customer collateral, accounts payable, and settlement receivable and payable. The estimated fair value of such instruments at June 30, 2012 approximates their carrying value as reported on the consolidated balance sheets except as otherwise disclosed. The fair values of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the nine months ended June 30, 2012. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash, which would be categorized as Level 1.
Investments
Available-for-sale investments. The Company had $2 million in gross unrealized gains and $1 million in gross unrealized losses on available-for-sale investment securities at June 30, 2012. There were no gross unrealized gains or gross unrealized losses at September 30, 2011. Long-term available-for-sale securities are scheduled to mature by October 2014.
Note 4—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in millions)
Service cost	$10	$10	$29	$30	$—	$—	$—	$—
Interest cost	10	10	30	29	—	—	1	1
Expected return on assets	(14)	(13)	(41)	(40)	—	—	—	—
Amortization of:
Prior service credit	(2)	(3)	(7)	(7)	—	—	(2)	(2)
Actuarial loss	8	5	24	14	—	(1)	—	(1)
Settlement loss	3	—	3	—	—	—	—	—
Total net periodic benefit cost	$15	$9	$38	$26	$—	$(1)	$(1)	$(2)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its customers creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain customers that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $48.3 billion at June 30, 2012, compared to $47.5 billion at September 30, 2011. Of these settlement exposure amounts, $3.4 billion at June 30, 2012, and $3.2 billion at September 30, 2011, were covered by collateral.
The Company maintained collateral as follows:

	June 30, 2012	September 30, 2011
	(in millions)
Cash equivalents	$886	$931
Pledged securities at market value	284	296
Letters of credit	966	902
Guarantees	1,996	1,845
Total	$4,132	$3,974
The total available collateral balances presented in the table above are greater than the settlement exposure covered by customer collateral due to instances in which the available collateral exceeds the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at June 30, 2012 and $1 million at September 30, 2011. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 6—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at June 30, 2012, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	527	—	527
Class B common stock	245	0.4254	104
Class C common stock	38	1.0000	38
Total			670

(1)	Figures may not sum due to rounding. As-converted class A common stock count calculated based on whole numbers.
Reduction in as-converted shares. During the first nine months of fiscal 2012, the Company used $2.1 billion of its operating cash on hand to reduce total as-converted class A common stock by 20.2 million shares. Of the $2.1 billion, $536 million was used to repurchase class A common stock in the open market. In addition, the Company deposited $1.57 billion of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing the Company's class A common stock because it reduces the as-converted class B common stock share count. The December 29, 2011 deposit reduced funds previously allocated to the amended July 2011 share repurchase program. At June 30, 2012, the Company has completed the share repurchase program previously authorized by the board of directors in July 2011.
In February 2012, the Company announced a $500 million share repurchase program authorized by the board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to change at the discretion of the board of directors. This share repurchase program had remaining authorized funds of $39 million at June 30, 2012. In July 2012, the Company announced a new $1 billion share repurchase program authorized by the board of directors. The authorization will be in effect through July 17, 2013, and the terms of the program are subject to change at the discretion of the board of directors.
The Company repurchased approximately 4 million and 0.8 million shares during the three months ended June 30, 2012 and December 31, 2011, respectively. There was no share repurchase activity during the three months ended March 31, 2012. The following table presents share repurchases in the open market for the three months ended:

(in millions, except per share data)	June 30, 2012	December 31, 2011
Shares repurchased in the open market (1)	4.0	0.8
Weighted-average repurchase price per share	$115.51	$89.81
Total cost	$461	$75

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
Under the terms of the retrospective responsibility plan, when the Company makes a deposit into the escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock.
The Company made deposits of $1.57 billion and $150 million into the litigation escrow account on December 29, 2011 and July 24, 2012, respectively. The following table presents as-converted class B common stock after these deposits:

(in millions, except per share data)	July 24, 2012	December 29, 2011
Deposit under the retrospective responsibility plan	$150	$1,565
Effective price per share(1)	$125.50	$101.75
Reduction in equivalent number of shares of class A common stock	1.2	15.4
Conversion rate of class B common stock to class A common stock after deposit	0.4206	0.4254
As-converted class B common stock after deposit	103	104

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
Accelerated class C share release programs. Of the 152 million shares of class C common stock released from transfer restrictions under the Company’s 2009, 2010 and 2011 accelerated class C share release programs, 113 million shares have been converted from class C to class A common stock upon their sale into the public market through June 30, 2012. Approximately 3 million and 9 million of those shares were converted during the three and nine months ended June 30, 2012, respectively.
Dividends. On July 17, 2012, the Company’s board of directors declared a dividend in the amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 4, 2012 to all holders of record of the Company's class A, class B and class C common stock as of August 17, 2012. The Company paid $448 million in dividends during the nine months ended June 30, 2012.
Note 7—Earnings Per Share
The following table presents basic and diluted loss per share for the three months ended June 30, 2012.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Basic Earnings (Loss) Per Share				Diluted Earnings (Loss) Per Share
	(in millions, except per share data)
	Loss Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings (Loss) per Share = (A)/(B)(1)	Loss Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings (Loss) per Share = (A)/(B)(1)

Class A common stock	$(1,437)		525	$(2.74)	$(1,839)		672	(2)	$(2.74)
Class B common stock	(286)	(3)	245	(1.16)	(286)	(3)	245		(1.16)
Class C common stock	(109)		40	(2.74)	(109)		40		(2.74)
Participating securities(4)	(7)		Not presented	Not presented	(7)		Not presented		Not presented
Net loss attributable to Visa Inc.	$(1,839)
The following table presents basic and diluted earnings per share for the nine months ended June 30, 2012.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)

Class A common stock	$372		523	$0.71	$482		681	(2)	$0.71
Class B common stock	78	(3)	245	0.32	78	(3)	245		0.32
Class C common stock	30		43	0.71	30		43		0.71
Participating securities(4)	2		Not presented	Not presented	2		Not presented		Not presented
Net income attributable to Visa Inc.	$482
The following table presents basic and diluted earnings per share for the three months ended June 30, 2011.

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)

Class A common stock	$746		521	$1.43	$1,005		704	(2)	$1.43
Class B common stock	172	(3)	245	0.70	171	(3)	245		0.70
Class C common stock	84		59	1.43	84		59		1.43
Participating securities(4)	3		Not presented	Not presented	3		Not presented		Not presented
Net income attributable to Visa Inc.	$1,005
The following table presents basic and diluted earnings per share for the nine months ended June 30, 2011.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Basic Earnings Per Share				Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)		Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(1)	Income Allocation (A)		Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(1)

Class A common stock	$1,976		506	$3.90	$2,770		712	(2)	$3.89
Class B common stock	483	(3)	245	1.97	481	(3)	245		1.96
Class C common stock	302		78	3.90	302		78		3.89
Participating securities(4)	9		Not presented	Not presented	9		Not presented		Not presented
Net income attributable to Visa Inc.	$2,770

(1)	Earnings (loss) per share calculated based on whole numbers, not rounded numbers.

(2)
The computation of weighted-average dilutive shares outstanding included the effect of 3 million dilutive shares of outstanding stock awards for the nine months ended June 30, 2012 and 3 million and 2 million for the three and nine months ended June 30, 2011, respectively. As the Company had a net loss for the three months ended June 30, 2012, the computation excluded 7 million outstanding stock awards because their effect would have been anti-dilutive. The computation excluded stock options to purchase less than 1 million shares of common stock for the nine months ended June 30, 2012 and 2 million for the three and nine months ended June 30, 2011, respectively, because their effect would have been anti-dilutive.

(3)
Net income (loss) attributable to Visa Inc. is allocated to each class of common stock on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the (loss) income allocation were 104 million and 110 million for the three and nine months ended June 30, 2012 and 120 million and 124 million for the three and nine months ended June 30, 2011, respectively.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 8—Share-based Compensation
The Company granted the following awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the nine months ended June 30, 2012:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	441,191	$29.65	$93.22
Restricted stock awards ("RSA")	937,422	95.10
Restricted stock units ("RSU")	426,653	96.51
Performance-based shares(1)	66,114	97.84

(1)	The ultimate number of performance shares to be earned will be between zero and 132,227, depending on a combination of service, performance and market conditions.
The Company’s non-qualified stock options, RSAs and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. For awards with performance conditions, the Company uses the graded-vesting method of expense attribution. Compensation expense is recorded net of estimated forfeitures, which are adjusted as appropriate.
Note 9—Income Taxes
The effective income tax rates were 29% and 22% for the three and nine months ended June 30, 2012, respectively, and 35% and 36% for the three and nine months ended June 30, 2011, respectively. The effective tax rates for the three and nine months ended June 30, 2012 differ from the effective tax rates in the same periods in fiscal 2011 primarily due to the following:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the effective tax rates for the three and nine months ended June 30, 2012 included:

▪	the tax benefit and the offsetting tax reserve associated with the covered litigation provision recorded in the third quarter of fiscal 2012;

▪	a one-time foreign tax credit carryover benefit recognized in the third quarter of fiscal 2012 in conjunction with changes in the geographic mix of the Company's global income; and

▪	the state tax reduction attributable to the changes in California tax apportionment rules adopted in the second quarter of fiscal 2012;

•
the effective tax rate for the nine months ended June 30, 2012 included a one-time, non-cash benefit of $208 million from the remeasurement of existing net deferred tax liabilities in the second quarter of fiscal 2012 as a result of the California state apportionment rule changes adopted in that same quarter;

•	the effective tax rates for the three and nine months ended June 30, 2012 reflected the absence of the following items that occurred in the third quarter of fiscal 2011:

▪	the non-taxable revaluation of the Visa Europe put option; and

▪	the additional foreign tax on the sale of the Company's investment in Companhia Brasileira de Soluções e Serviços.
During the three and nine months ended June 30, 2012, the Company's unrecognized tax benefits increased by $195 million and $246 million, respectively, all of which would affect the effective tax rate if recognized. The increase is primarily due to the unrecognized tax benefit associated with the covered litigation provision in the current period, partially offset by the decrease attributable to the effective settlement of various tax examination issues. During the three and nine months ended June 30, 2012, the Company accrued $1 million and $15 million of interest, respectively, and no penalties related to uncertain tax positions.

On May 23, 2012, the IRS issued a Notice of Proposed Adjustment to the Company's fiscal 2008 U.S. federal income tax return which would disallow the deduction or otherwise eliminate the tax benefit associated with the settlement of the American Express litigation for that fiscal year. On July 16, 2012, the IRS issued a Revenue Agent's Report to the Company regarding the same. The Company disagrees with the IRS' position and is preparing to appeal the proposed adjustment. The Company estimates that it would owe approximately $396 million in additional federal and state income tax, excluding interest and penalties, if any, related to fiscal 2008 if the IRS' position is sustained. Based on the Company's assessment of the IRS' position outlined in this Notice of Proposed Adjustment, no changes have been made to any of the Company's tax estimates under U.S. GAAP relating to this deduction or any similar deductions for covered litigation in subsequent fiscal years.
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
For the quarter ended June 30, 2012, the Company recorded a litigation provision of $4.1 billion, related to litigation subject to the retrospective responsibility plan. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.
The following table summarizes the activity related to accrued litigation for the nine months ended June 30, 2012 and 2011:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011
	(in millions)
Balance at October 1	$425	$697
Provision for settled matters	—	6
Provision for unsettled matters	4,098	—
Reclassification of settled matters (1)	—	12
Interest accretion on settled matters	1	9
Payments on settled matters	(140)	(212)
Balance at June 30	$4,384	$512
(1) Reclassification of amount previously recorded in accrued liabilities.
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
The Interchange Litigation
Multidistrict Litigation Proceedings (MDL). On July 13, 2012, the Company, its wholly-owned subsidiaries Visa U.S.A. and Visa International, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs signed a memorandum of understanding (the “MOU”) which obligates the parties to enter into a settlement agreement in the form attached to the MOU (together with the MOU, the “Settlement Agreement”) to resolve the class plaintiffs' claims. A final settlement agreement is subject to conditions, including (a) requisite corporate approvals; (b) reaching agreement on certain appendices to the Settlement Agreement regarding class notice, claims, and other procedures; (c) reaching negotiated settlements with the individual plaintiffs whose claims were consolidated with the MDL for coordination of pre-trial proceedings (the “Individual Plaintiffs”); and (d) court approval. There can be no assurances that these conditions will be satisfied.
The terms of the Settlement Agreement include, among other terms:

•
A comprehensive release from participating class members for liability arising out of claims asserted in the litigation, and a further release to protect against future litigation regarding interchange and the other U.S. rules at issue in the MDL;

•
Settlement payments from the Company of approximately $4.0 billion, to be paid from the Company's previously funded litigation escrow account established under the retrospective responsibility plan, see Note 2—Retrospective Responsibility Plan;

•
Distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers and which effectively reduces credit interchange for that period of time. The eight month period for the reduction would begin within 60 days after completion of the court-ordered period during which individual class members may opt out of this settlement;

•
Certain modifications to the Company's rules, including modifications to permit surcharging on credit transactions under certain circumstances, subject to a cap and a level playing field with other general purpose card competitors; and

•	Agreement that the Company will meet with merchant buying groups that seek to negotiate interchange rates collectively.
In addition, the Company and the Individual Plaintiffs have reached an agreement in principle to resolve the Individual Plaintiffs' claims against the Company for approximately $350 million. The agreement in principle must be reduced to a written settlement agreement that is agreeable to all parties, and that settlement agreement will be subject to customary conditions, including all requisite corporate approvals. Until this agreement in principle is

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced to a written settlement agreement and the appropriate conditions are satisfied, no assurance can be provided that the Company will be able to resolve the Individual Plaintiffs' claims as contemplated by the agreement in principle.
For the quarter ended June 30, 2012, the Company recorded a litigation provision of $4.1 billion, which increased its total reserve for litigation subject to the retrospective responsibility plan from $285 million to approximately $4.4 billion, to reflect the class plaintiffs' Settlement Agreement and management's current estimate of the resolution of the Individual Plaintiffs' claims.
Other Litigation
“Indirect Purchaser” Actions. On January 9, 2012, the Court of Appeal of the State of California reversed the judgment approving the settlement agreement in the Credit/Debit Tying Cases. The case was remanded to the trial court for reconsideration of the fairness and adequacy of the settlement in light of the inclusion of the Attridge claims in the release. Attridge filed a motion to disqualify the trial judge, which was granted. On June 4, 2012, the court issued an order reassigning the case to the Honorable John E. Munter.
In New Mexico, on April 18, 2012, the state appellate court affirmed the trial court's dismissal of the case.
Vale Canjeable. Visa filed extraordinary appeals of the two August 10 rulings with the Supreme Court.
Canadian Competition Proceedings
Competition Bureau. Document production and examinations for discovery are complete. The hearing before the Competition Tribunal on the merits of the case was held from May 8, 2012 through June 21, 2012.
Merchant Litigation. On April 10, 2012, the court permitted the plaintiff to revise its complaint to effectively mirror the Watson case, and to add the same ten financial institutions as co-defendants. On June 13, 2012, at plaintiff's request and in light of the proceedings in the Watson case, the court entered an order staying the case until June 21, 2013.
As a result of plaintiff's unopposed request on January 10, 2012, the Bancroft-Snell case is being held in abeyance pending further proceedings in the Watson case.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Department of Justice Civil Investigative Demand. On March 13, 2012, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand, or “CID,” to Visa Inc. seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focuses on PIN-Authenticated Visa Debit and Visa's competitive responses to the Reform Act, including Visa's Fixed Acquirer Network Fee. In March, Visa met with the Division twice and provided materials in response to the CID. Visa is continuing to provide materials and cooperate with the Division in connection with the CID.

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
Examples of such forward-looking statements include, but are not limited to, statements we make about the settlement of the multi-district interchange litigation; our response to the U.S. Wall Street Reform and Consumer Protection Act, or the Reform Act; our pricing strategy; the number of transactions we process; the shift to electronic payments and our growth in the category; the growth rate of consumer and commercial spending; our liquidity needs and our ability to meet them; our online payment, fraud and security management capabilities; the relative strength of the U.S. dollar; dividend payments; and earnings per share, cash flow, revenue, incentive payments, expenses, operating margin, tax rate and capital expenditures and the growth of those items.
By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:
•the impact of new laws, regulations and marketplace barriers, including:

▪	rules capping debit interchange reimbursement fees promulgated under the Reform Act;

▪	rules under the Reform Act expanding issuers' and merchants' choice among debit payment networks;

▪	U.S. government and other parties' reactions to the changes we have made to our business in response to the Reform Act;

▪	increased regulation outside the United States and in other product categories; and

▪	rules about consumer privacy and data use and security;

•
developments in current or future litigation or government enforcement, including interchange, antitrust and tax disputes and also including our failure to satisfy the conditions necessary to make the multi-district litigation settlements effective;

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
Multidistrict Litigation Proceedings (MDL). Visa, MasterCard, various U.S. financial institution defendants, and the class plaintiffs have signed a memorandum of understanding to enter into a settlement agreement to resolve the class plaintiffs' claims in the interchange MDL. The Company also has reached an agreement in principle to resolve the claims brought by a group of individual merchants which were consolidated with the MDL for coordination of pre-trial proceedings. See Note 2—Retrospective Responsibility Plan and Note 10—Legal Matters to our unaudited consolidated financial statements.
Adjusted financial results. During the third quarter of fiscal 2012, we recorded a provision related to litigation subject to the retrospective responsibility plan of $4.1 billion and related tax benefits ("litigation provision adjustment"). Settlements of, or judgments in, covered litigation will be paid from the litigation escrow account. See Note 2—Retrospective Responsibility Plan and Note 10—Legal Matters to our unaudited consolidated financial statements. We believe the resulting net loss recorded is not indicative of Visa's performance in this or future periods, and therefore, we believe the presentation of adjusted financial results excluding this item and related tax benefits provides a clearer understanding of our operating performance for the period.
Additionally, our reported financial results for the nine months ended June 30, 2012 benefited from a one-time non-cash adjustment of $208 million related to the remeasurement of our net deferred tax liabilities ("deferred tax adjustment") recorded in our income tax provision during the three months ended March 31, 2012. The deferred tax adjustment has no cash impact to us. We therefore believe that this non-cash benefit related to the deferred tax adjustment is not indicative of our financial performance in fiscal 2012 or any period therein and the presentation of adjusted financial results excluding this item provides a clearer understanding of our operating performance for the period.
During the third quarter of fiscal 2011, we recorded a decrease of $122 million in the fair value of the Visa Europe put option ("revaluation of the Visa Europe put option"), which resulted in the recognition of non-cash, non-operating other income in our financial results. These amounts are not subject to income tax and therefore have no impact on our reported income tax provision. The reduction in the fair value of the put option was the result of declines in our estimated long-term price-to-earnings ratio as compared to the estimated ratio applicable to Visa Europe and did not reflect any change in the likelihood that Visa Europe will exercise its option. We believe the presentation of adjusted financial results excluding this item provides a clearer understanding of our operating performance for the respective period.

The following table presents our adjusted financial results for the three and nine months ended June 30, 2012 and 2011, which excludes the litigation provision adjustment, the deferred tax adjustment and the revaluation of the Visa Europe put option.

	Three Months Ended June 30, 2012					Three Months Ended June 30, 2011
	(in millions, except margin ratio and per share data)
	Operating Expenses	Operating Margin(1)	Net (Loss) Income Attributable to Visa Inc.		Diluted (Loss) Earnings Per Share(2)	Operating Expenses	Operating Margin(1)	Net Income Attributable to Visa Inc.	Diluted Earnings Per Share(2)
As reported	$5,172	(102)%	$(1,839)		$(2.74)	$977	58%	$1,005	$1.43
Litigation provision	(4,098)	NM	2,894	(3)	4.30	—	—	—	—
Revaluation of Visa Europe put option	—	—	—		—	—	—	(122)	(0.17)
Adjusted	$1,074	58%	$1,055		$1.56	$977	58%	$883	$1.26
Diluted weighted-average shares outstanding (4)					675				704

	Nine Months Ended June 30, 2012					Nine Months Ended June 30, 2011
	(in millions, except margin ratio and per share data)
	Operating Expenses	Operating Margin(1)	Net Income Attributable to Visa Inc.		Diluted Earnings Per Share(2)	Operating Expenses	Operating Margin(1)	Net Income Attributable to Visa Inc.	Diluted Earnings Per Share(2)
As reported	$7,073	8%	$482		$0.71	$2,711	60%	$2,770	$3.89
Litigation provision	(4,098)	53%	2,894	(3)	4.25	—	—	—	—
Impact of deferred tax adjustment	—	—	(208)		(0.30)	—	—	—	—
Revaluation of Visa Europe put option	—	—	—		—	—	—	(122)	(0.17)
Adjusted	$2,975	61%	$3,168		$4.66	$2,711	60%	$2,648	$3.72
Diluted weighted-average shares outstanding (as reported)					681				712

(1)	Operating margin is calculated as operating (loss) income divided by total operating revenues.

(2)	Diluted (loss) earnings per share figures calculated based on whole numbers, not rounded numbers.

(3)
The litigation provision adjustment to net (loss) income attributable to Visa Inc. is shown net of tax. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision and applying related reserves for uncertain tax positions.

(4)
For the three months ended June 30, 2012, the computation of adjusted diluted earnings per share included the effect of 3 million incremental dilutive shares, which were excluded from the computation of reported diluted loss per share as they are considered anti-dilutive when applied to a net loss.

Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. Our business performance during the first three quarters of fiscal 2012 reflects the impact of a modest global economic recovery.

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
During the third quarter of fiscal 2012, we began implementation of our strategy designed to mitigate the negative impacts from the Reform Act to some extent through pricing modifications and working with our clients and other business partners to win merchant preference to route transactions over our network. For the third quarter of fiscal 2012, we estimate that the overall net impact of the Reform Act, including restructured pricing, incentives, other mitigation strategies and volume loss was a decrease of approximately $0.04 in diluted earnings per class A common share. We expect a similar, or slightly higher, negative impact in the next few quarters, as more of our debit volume is exposed to lower variable fees and incentive agreements.
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
Reduction in as-converted shares. During the first nine months of fiscal 2012, we used $2.1 billion of our operating cash on hand to reduce total as-converted class A common stock by 20.2 million shares. Of the $2.1 billion, $536 million was used to repurchase class A common stock in the open market. In addition, we deposited $1.57 billion of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing our class A common stock because it reduces the as-converted class B common stock share count. The deposit reduced funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of June 30, 2012. Subsequent to the fiscal third quarter end, on July 24, 2012, we deposited an additional $150 million into the litigation escrow account. See Note 2—Retrospective Responsibility Plan and Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
In February 2012, we announced a $500 million share repurchase program authorized by the board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors. At June 30, 2012, the share repurchase program had remaining authorized funds of $39 million. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
In July 2012, we announced a new $1 billion share repurchase program authorized by the board of directors. The authorization will be in effect through July 17, 2013, and the terms of the program are subject to change at the discretion of the board of directors. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements.

Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and processed transactions are the primary driver for our data processing revenues. Compared to the same prior year period, overall nominal payments volume increased as a result of double-digit growth in consumer credit and commercial, and single-digit growth in debit. The number of processed transactions continues to increase at a moderate pace, reflecting the continuing worldwide shift to digital currency.
The following table sets forth nominal payments volume for the periods presented in nominal dollars.(1)

	U.S.			Rest of World			Visa Inc.
	3 months ended March 31, 2012(2)	3 months ended March 31, 2011(2)	% Change	3 months ended March 31, 2012(2)	3 months ended March 31, 2011(2)	% Change	3 months ended March 31, 2012(2)	3 months ended March 31, 2011(2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$168	$149	13%	$337	$292	15%	$505	$442	14%
Consumer debit(3)	264	259	2%	83	65	26%	346	324	7%
Commercial and other(3)	76	68	11%	31	27	11%	106	96	11%
Total Nominal Payments Volume	$508	$477	7%	$450	$385	17%	$958	$862	11%
Cash volume	108	99	9%	476	418	14%	584	517	13%
Total Nominal Volume(4)	$615	$576	7%	$926	$803	15%	$1,541	$1,379	12%

	U.S.			Rest of World			Visa Inc.
	9 months ended March 31, 2012(2)	9 months ended March 31, 2011(2)	% Change	9 months ended March 31, 2012(2)	9 months ended March 31, 2011(2)	% Change	9 months ended March 31, 2012(2)	9 months ended March 31, 2011(2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$523	$472	11%	$1,024	$869	18%	$1,547	$1,341	15%
Consumer debit(3)	801	764	5%	248	192	29%	1,049	957	10%
Commercial and other(3)	229	207	11%	96	84	15%	325	291	12%
Total Nominal Payments Volume	$1,554	$1,443	8%	$1,368	$1,146	19%	$2,922	$2,589	13%
Cash volume	323	298	9%	1,435	1,240	16%	1,759	1,538	14%
Total Nominal Volume(4)	$1,877	$1,741	8%	$2,803	$2,385	18%	$4,680	$4,127	13%

(1)	Figures may not sum due to rounding. Percentage change calculated based on whole numbers, not rounded numbers.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2012 and 2011, were based on payments volume reported by our financial institution clients for the three and nine months ended March 31, 2012 and 2011, respectively.

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

	Three months ended June 30,			Nine months ended June 30,
	2012	2011	% Change(1)	2012	2011	% Change(1)
	(in millions, except percentages)
Visa processed transactions(2)	13,113	13,038	1%	39,751	37,659	6%
CyberSource billable transactions(3)	1,303	1,045	25%	3,819	3,050	25%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa’s networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended June 30,		2012 vs. 2011		Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,449	$1,303	$146	11%	$4,199	$3,825	$374	10%
Rest of world	1,058	966	92	10%	3,323	2,826	497	18%
Visa Europe	58	53	5	9%	168	154	14	9%
Total Operating Revenues	$2,565	$2,322	$243	10%	$7,690	$6,805	$885	13%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.
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
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local or regional currencies are converted to U.S. dollars. There was no significant impact on results for the three or nine months ended June 30, 2012 compared to prior year as the effect of exchange rate movements was substantially mitigated through our hedging program.
The following table sets forth the components of our total operating revenues.

	Three Months Ended June 30,		2012 vs. 2011		Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,216	$1,055	$161	15%	$3,608	$3,156	$452	14%
Data processing revenues	1,040	886	154	17%	2,913	2,553	360	14%
International transaction revenues	748	662	86	13%	2,229	1,916	313	16%
Other revenues	175	167	8	7%	532	484	48	10%
Client incentives	(614)	(448)	(166)	37%	(1,592)	(1,304)	(288)	22%
Total Operating Revenues	$2,565	$2,322	$243	10%	$7,690	$6,805	$885	13%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•
Service revenues increased due to 11% and 13% growth in nominal payments volume during the three and nine month comparable periods, respectively. The growth in service revenues was greater than the growth in nominal payments volume primarily reflecting differences in geography-specific pricing strategies.

•
Data processing revenues increased primarily as a result of the implementation of our strategy designed to mitigate the negative impacts from the Reform Act to some extent through pricing modifications and working with our clients and other business partners to win merchant preference to route transactions over our network. While data processing fees for the third quarter of fiscal 2012 benefited from the price restructuring that became effective in the quarter, increased merchant and acquirer incentives executed as part of this strategy resulted in a partially offsetting increase in client incentives. This price restructuring associated with data processing revenue included the implementation of the Fixed Acquirer Network Fee, which was partially offset by reductions in certain variable fees.

Data processing revenues also benefited from the overall growth in processed transactions. Total Visa processed transaction growth of 1% and 6% during the three and nine month comparable periods, respectively, reflected the anticipated decline in U.S. debit processed transactions in the third quarter of fiscal 2012, as a result of the Reform Act. This decline was led by Interlink payment volume, one of our lowest yielding products, which decreased 54%. This negative impact was more than offset by solid growth in CyberSource billable transactions, Visa transactions processed outside of the U.S., U.S. credit transactions and Visa Debit, which excludes Interlink.

•
International transaction revenues increased primarily reflecting 10% and 19% growth in nominal cross-border payments volume during the three and nine month comparable periods, respectively, combined with strategic pricing modifications.

•	Other revenues increased primarily due to an increase in licensing fees as a result of payments volume growth.

•
Client incentives increased reflecting incentives incurred on long-term client contracts that were initiated or renewed after the third quarter of fiscal 2011, including a number of significant long-term merchant and acquirer contracts executed as part of our strategy to mitigate the impact of the Reform Act. Client incentives also increased as a result of certain one-time incentives incurred outside the U.S. during the third quarter of fiscal 2012 and overall growth in global payments volume.We expect incentives as a percentage of gross revenues to be in the range of 17% to 18% for the full 2012 fiscal year. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended June 30,		2012 vs. 2011		Nine months ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$435	$363	$72	20%	$1,255	$1,071	$184	17%
Network and processing	102	91	11	13%	303	251	52	21%
Marketing	242	251	(9)	(3)%	602	631	(29)	(5)%
Professional fees	99	84	15	17%	251	222	29	13%
Depreciation and amortization	84	74	10	14%	244	211	33	16%
General and administrative	112	114	(2)	(3)%	320	319	1	—%
Litigation provision	4,098	—	4,098	NM	4,098	6	4,092	NM
Total Operating Expenses	$5,172	$977	$4,195	NM	$7,073	$2,711	$4,362	NM

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•
Personnel increased primarily due to increases in headcount throughout the organization combined with higher employee incentive-related costs in fiscal 2012. The increase in headcount reflects our strategy to invest for future growth, particularly outside the U.S., in support of our core businesses, as well as our e-commerce and mobile initiatives.

•	Network and processing increased primarily due to higher fees paid for the operation of our electronic payments network, including maintenance, equipment rental and other data processing services.

•
Marketing decreased compared to the prior year primarily due to the planned timing of our marketing spend in fiscal 2012. We anticipate an increase in spending during the fourth quarter of fiscal 2012 associated with our sponsorship of the 2012 Summer Olympics and in support of our growth strategies and new product initiatives.

•	Professional fees increased, primarily reflecting greater investment in technology projects to support our e-commerce and mobile initiatives.

▪
Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our core business as well as our e-commerce and mobile initiatives.

▪
Litigation provision increase reflects a $4.1 billion accrual made in the current quarter related to the covered litigation. See Note 2—Retrospective Responsibility Plan and Note 10—Legal Matters to our unaudited consolidated financial statements.

Other Income (Expense)
The following table sets forth the components of our other income (expense) for the periods presented.

	Three months ended June 30,		2012 vs. 2011		Nine months ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
Interest Expense	$(11)	$(11)	$—	(4)%	$(28)	$(19)	$(9)	45%
Investment income, net	12	88	(76)	(87)%	31	107	(76)	(71)%
Other	(1)	121	(122)	NM	(1)	120	(121)	NM
Total Other (Expense) Income	$—	$198	$(198)	NM	$2	$208	$(206)	(99)%

(1)	Percentage change calculated based on whole numbers, not rounded numbers.

•
Interest expense increased during the nine months ended June 30, 2012 compared to the prior year primarily due to the absence of a non-recurring benefit recognized upon the effective settlement of uncertainties surrounding the timing of certain deductions for income tax purposes during the first quarter of fiscal 2011.

•
Investment Income, net decreased primarily due to the absence of a pre-tax gain of $85 million recognized during the third quarter of fiscal 2011 upon the sale of our investment in Visa Vale issuer Companhia Brasileira de Soluções e Serviços, or CBSS. The decrease was partially offset by a pre-tax gain recognized upon acquiring the remaining interest in a joint venture in the third quarter of fiscal 2012.

•
Other non-operating income decreased due to the absence of a non-cash adjustment to the fair value of the Visa Europe put option, which is not subject to tax, recorded in the third quarter of fiscal 2011.

Effective Income Tax Rate
Our effective income tax rate is a combination of federal, state and foreign statutory rates and certain required adjustments to taxable income. Our effective income tax rates were 29% and 22% for the three and nine months ended June 30, 2012, respectively, and 35% and 36% for the three and nine months ended June 30, 2011, respectively. The effective tax rates for the three and nine months ended June 30, 2012 differ from the effective tax rates in the same periods in fiscal 2011 primarily due to:

•	the effective tax rates for the three and nine months ended June 30, 2012 included:

▪	the tax benefit and the offsetting tax reserve associated with the covered litigation provision recorded in the third quarter of fiscal 2012;

▪	a one-time foreign tax credit carryover benefit recognized in the third quarter of fiscal 2012 in conjunction with changes in the geographic mix of our global income; and

▪	the state tax reduction attributable to the changes in California tax apportionment rules adopted in the second quarter of fiscal 2012;

•
the effective tax rate for the nine months ended June 30, 2012 included a one-time, non-cash benefit of $208 million from the remeasurement of existing net deferred tax liabilities in the second quarter of fiscal 2012 as a result of the California state apportionment rule changes adopted in that same quarter. The remeasurement of deferred taxes primarily consisted of the remeasurement of deferred tax liabilities associated with $11 billion of indefinite-lived intangible assets previously recorded to reflect our reorganization in 2007;

•	the effective tax rates for the three and nine months ended June 30, 2012 reflected the absence of the following items that occurred in the third quarter of fiscal 2011:

▪	the nontaxable revaluation of the Visa Europe put option; and

▪	the additional foreign tax on the sale of our investment in Companhia Brasileira de Soluções e Serviços.
The following table presents our adjusted effective income tax rates for the three and nine months ended June 30, 2012, which excludes the impact of the covered litigation provision of $4.1 billion recorded in the third quarter of fiscal 2012, and the one-time, non-cash benefit, of $208 million, resulting from the remeasurement of our net deferred tax liabilities in the second quarter of fiscal 2012. We believe the presentation of our adjusted effective income tax rates provides a clearer understanding of our operating performance for these periods. We believe the covered litigation provision and the one-time non-cash adjustment to remeasure our deferred taxes recorded in our effective income tax rates are not indicative of our financial performance in the current or future periods.

	Three Months Ended June 30, 2012 (1)	Nine Months Ended June 30, 2012 (1)
As reported	29.5%	22.4%
Litigation provision	(0.3)%	6.1%
Remeasurement of deferred tax liabilities	—	4.4%
Adjusted	29.2%	32.9%

(1)	Effective income tax rate calculated based on whole numbers, not rounded numbers.
During the three and nine months ended June 30, 2012, our unrecognized tax benefits increased by $195 million and $246 million, respectively, all of which would affect the effective tax rate if recognized. The increase is primarily due to the unrecognized tax benefit associated with the covered litigation provision in the current period, partially offset by the decrease attributable to the effective settlement of various tax examination issues. During the three and nine months ended June 30, 2012, we accrued $1 million and $15 million of interest, respectively, and no penalties related to uncertain tax positions.

On May 23, 2012, the IRS issued a Notice of Proposed Adjustment to our fiscal 2008 U.S. federal income tax return which would disallow the deduction or otherwise eliminate the tax benefit associated with the settlement of the American Express litigation for that fiscal year. On July 16, 2012, the IRS issued a Revenue Agent's Report to us regarding the same. We disagree with the IRS' position and are preparing to appeal the proposed adjustment. We estimate that we would owe approximately $396 million in additional federal and state income tax, excluding interest and penalties, if any, related to fiscal 2008 if the IRS' position is sustained. Based on our assessment of the IRS' position outlined in this Notice of Proposed Adjustment, no changes have been made to any of our tax estimates under U.S. GAAP relating to this deduction or any similar deductions for covered litigation in subsequent fiscal years.
For the full year, we anticipate that our annual adjusted effective income tax rate will be between 33% and 34%.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended June 30,
	2012	2011
	(in millions)
Total cash provided by (used in):
Operating activities	$3,640	$3,004
Investing activities	(1,943)	(425)
Financing activities	(2,262)	(2,854)
Effect of exchange rate changes on cash and cash equivalents	(4)	8
Decrease in cash and cash equivalents	$(569)	$(267)
Cash provided by operating activities for the nine months ended June 30, 2012 was $3.6 billion. This amount was higher than income provided by operations, primarily due to the provision related to covered litigation of $4.1 billion and related tax benefits recorded in the third quarter of fiscal 2012. See Note 10—Legal Matters to our unaudited consolidated financial statements. Both periods also contain other significant operational payments including those related to client incentives, settlement transactions and our annual incentive compensation payments, which were broadly consistent year over year. Although the new U.S. debit regulations moderated the pace of our growth in operating cash in fiscal 2012, we believe that cash flow generated from operating activities will be more than sufficient to meet our ongoing operational needs.
Cash used in investing activities was higher compared to the prior year, primarily reflecting net purchases of investment securities of $1.7 billion and purchases of intangible assets of $35 million during the nine months ended June 30, 2012. Cash used in investing activities during the nine months ended June 30, 2011 primarily reflects the acquisition of PlaySpan and Fundamo for $268 million, net of $22 million in cash received, and purchases of property, equipment and technology. This use of cash was partially offset by gross proceeds of $103 million from the sale of our 10 percent investment in CBSS in January 2011.
Cash used in financing activities primarily reflects a deposit of approximately $1.57 billion into the litigation escrow account, $536 million in repurchases of our class A common stock in the open market and dividend payments of $448 million. Comparatively, in the prior year, we repurchased $1.6 billion of our class A common stock in the open market, deposited $1.2 billion into the litigation escrow account, and paid quarterly dividends of $320 million.
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
Cash, cash equivalents and available-for-sale investment securities, both short and long-term, held by our foreign subsidiaries was $3.0 billion and $2.1 billion at June 30, 2012 and September 30, 2011, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Reduction in as-converted shares. During the first nine months of fiscal 2012, we used $2.1 billion of operating cash on hand to reduce total as-converted class A common stock by 20.2 million shares. Of the $2.1 billion, $536 million was used to repurchase class A common stock in the open market. In addition, we deposited $1.57 billion of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. This deposit has the same economic effect on earnings per share as repurchasing our class A common stock because it reduces the as-converted class B common stock share count. The deposit reduced funds previously allocated to the amended July 2011 share repurchase program, which had no remaining authorized funds as of June 30, 2012. Subsequent to the fiscal third quarter end, on July 24, 2012, we deposited an additional $150 million into the litigation escrow account. See Note 2—Retrospective Responsibility Plan and Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
In February 2012, we announced a $500 million share repurchase program authorized by the board of directors. The authorization will be in effect through February 1, 2013, and the terms of the program are subject to change at the discretion of the board of directors. At June 30, 2012, the share repurchase program had remaining authorized funds of $39 million. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
In July 2012, we announced a new $1 billion share repurchase program authorized by the board of directors. The authorization will be in effect through July 17, 2013, and the terms of the program are subject to change at the discretion of the board of directors. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2012, we paid $448 million in dividends. On July 17, 2012, our board of directors declared a dividend in the amount of $0.22 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 4, 2012. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At June 30, 2012, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at June 30, 2012, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio at the date of exercise.
Fair Value Measurements—Financial Instruments
As of June 30, 2012, our financial instruments measured at fair value on a recurring basis included $8.8 billion of assets and $172 million of liabilities, of which $175 million, or less than 2% of total financial instruments held, had significant unobservable inputs. For these instruments, we lacked observable market data to corroborate either the non-binding market consensus prices or the non-binding broker quotes. At June 30, 2012, debt instruments in this category included auction rate securities. See Note 3—Fair Value Measurements to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the nine months ended June 30, 2012, compared to September 30, 2011.

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
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2012.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2012	—	$—	—	$500,000,000
May 1-31, 2012	2,784,758	$116.40	2,777,933	$176,585,277
June 1-30, 2012	1,210,382	$113.47	1,210,382	$39,218,694
Total	3,995,140	$115.51	3,988,315

(1)
Includes 6,825 shares of class A common stock withheld at an average price of $115.59 per share (per the terms of grants under the Company's equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
During the three months ended June 30, 2012, the Company repurchased 4 million shares of its class A common stock at an average price of $115.51 per share for a total cost of $461 million under the February 2012 share repurchase program previously authorized by the board of directors. The figures in the table reflect transactions according to the trade dates. For purposes of the Company's consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

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

VISA INC.

Date:	July 27, 2012	By:	/s/ Joseph W. Saunders
		Name:	Joseph W. Saunders
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 27, 2012	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1	Visa Inc. 2007 Equity Incentive Compensation Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K filed by Visa Inc. on January 31, 2012)

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

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+	The following materials from the Visa Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on July 27, 2012, formatted in Extensible Business Reporting Language (XBRL):
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