Form 10-K
period 2012-09-30
VISA INC.
filed 2012-11-16
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33977
VISA INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0267673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 8999 San Francisco, California	94128-8999
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:    (650) 432-3200
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class A common stock, par value $.0001 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $62.1 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $.0001 per share, or the registrant’s class C common stock, par value $.0001 per share.
As of November 8, 2012, there were 535,517,788 shares outstanding of the registrant’s class A common stock, par value $.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $.0001 per share, and 29,576,710 shares outstanding of the registrant’s class C common stock, par value $.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2012.

Unless the context requires otherwise, reference to “Company,” “Visa,” “we,” “us” or “our” refers to Visa Inc. and its subsidiaries.
The registered trademarks of Visa Inc. and its subsidiaries include, but are not limited to: "3-D Secure;" “Bands Design - Blue, White & Gold;” "CyberSource;" “Dove Design;" "Fundamo;" “Interlink;” “Plus;” "PlaySpan;" "V Pay Design;" "V Distribution Design;" “Verified by Visa;” “Visa;” "Visa Buxx;" “Visa Classic;” “Visa Electron;” “Visa Infinite;” "Visa Intellilink;" "Visa Online;" “Visa Platinum;” “Visa ReadyLink;” "Visa PassFirst;" "Visa payWave;" "Visa Select;" “Visa Signature;” "Visa SimplyOne;" "Visa TravelMoney;" “Visa Vale;” “VisaNet;” and “Winged V Design." Other trademarks used in this report are the property of their respective owners.

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
By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of laws, regulations and marketplace barriers, including:

•	rules capping debit interchange reimbursement fees promulgated under the U.S. Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act;

•	rules under the Dodd-Frank Act expanding issuers' and merchants' choice among debit payment networks;

•	increased regulation outside the United States and in other product categories;

•	increased government support of national payment networks outside the United States; and

•	rules about consumer privacy and data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	economic factors, such as:

•	an increase or spread of the current European crisis involving sovereign debt and the euro;

•	the so-called “fiscal cliff” in the United States: the combination of expiring tax cuts and mandatory reductions in federal spending at the end of 2012;

•	other global economic, political and health conditions;

•	cross-border activity and currency exchange rates; and

•	material changes in our clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from the payments value stream;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving our cards; and

•	issues arising at Visa Europe, including failure to maintain interoperability between our systems;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	failure to integrate acquisitions successfully or to effectively develop new products and businesses; and
the other factors discussed in Item1A—Risk Factors. You should not place undue reliance on such statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement because of new information or future developments or otherwise.

PART I

ITEM 1.	Business
Overview
Visa Inc., which we refer to as Visa or the Company, is a global payments technology company that connects consumers, businesses, banks and governments in more than 200 countries and territories to fast, secure and reliable electronic payments. We operate one of the world's most advanced processing networks, VisaNet, offering fraud protection for consumers and assured payment for merchants.
Our business primarily consists of the following:

•
we own, manage and promote a portfolio of well-known, widely-accepted payment brands, including Visa, Visa Electron, PLUS and Interlink, which we license to our clients for use in their payment programs;

•
we offer a wide range of branded payments product platforms, which our clients, primarily financial institutions, use to develop and offer credit, debit, prepaid and cash access programs, as well as digital, mobile and eCommerce platforms for their customers (individuals, businesses and government entities);

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

We operate an open-loop payments network, a multi-party system in which Visa connects issuing financial institutions, or issuers, that issue cards to cardholders, and acquiring financial institutions, or acquirers, that have the banking relationship with merchants—and manage the exchange of information and value between them. As such, we do not issue cards, extend credit, or collect, assess or set cardholder fees or interest charges. In most instances, cardholder and merchant relationships belong to, and are managed by, our network of financial institution clients. We derive revenues primarily from fees paid by our clients based on payments volume, transactions that we process and other related services that we provide.
Business developments in fiscal 2012 included the following:

•
Regulation. New rules were implemented in the United States with respect to debit products under the Dodd-Frank Act. The Dodd-Frank Act regulates, among other things, interchange fees, the debit networks issuers make available, merchants' choices among these networks and transaction routing. These regulations resulted in our renegotiating some portions of client contracts. See Government Regulation below.

•	U.S. Debit Strategy. We have designed or implemented several modifications to our U.S. debit strategy to ensure compliance with the Dodd-Frank Act.

•
Interchange. We established new debit interchange rate structures, effective October 2011 and revised in April 2012, for the Visa Consumer Check card, Interlink and Small Business Debit. Two distinct interchange schedules were established: one for exempt issuers and products and a second for regulated issuers and products. In addition, in order to ensure that transactions within a U.S. territory, transactions between U.S. territories, and transactions between the U.S. and U.S. territories receive the applicable, regulated interchange rate, we established two new inter-regional schedules for regulated debit card and Interlink transactions.

•	Certification Program. In order to correctly identify regulated issuers, their exempt products and their compliance with the Federal Reserve's fraud prevention standards, we implemented a certification process for regulated issuers. The program enables issuers to accurately register their exempt and non-exempt portfolios and to certify their compliance with these rules and criteria. In July 2012, the Federal Reserve announced its final fraud prevention standards, including clarifying the requirement that issuers notify their payment networks of their compliance with the final fraud standard (rather than “certify” such compliance).

•
Rule Changes. We implemented changes to our Operating Regulations to the extent necessary to support the ability of issuers to enable unaffiliated payment card networks on Visa debit cards issued in the U.S. or U.S. territories, as well as to enable Visa-owned debit networks on non-Visa debit cards.

•
Fees. We restructured our acquirer pricing and implemented a fixed fee and lowered our variable per transaction fees. These changes are intended to increase our competitiveness and incent merchants to route more transactions over the Visa network.

•
PAVD: We implemented programs to ensure that Visa debit issuers were capable of validating and authorizing PIN Authenticated Visa Debit transactions for any merchants choosing to route Visa Debit transactions to Visa using PIN authentication.

•
Merchant Litigation Settlement. We reached a reasonable outcome that ensures the long-term health and competitiveness of the payments industry in the United States, subject to final court approval and the adjudication of any appeals. Visa will prepare for implementation in the early part of 2013. See Item 1A—Risk Factors—Our retrospective responsibility plan may not adequately insulate us from the impact of settlements or final judgments. and Item 8—Financial Statements and Supplementary Data—Note 21—Legal Matters.

•	Client Contracts. We continued to take steps to solidify our foundation for long-term growth by successfully executing several major client contracts throughout the year.

•
Ongoing Growth. The progress towards economic recovery and secular shift from cash and checks to electronic payments helped to drive double-digit percentage growth across our three primary revenue drivers—payments volume, cross-border volume and Visa-processed transactions—which contributed to our 13% growth in year-over-year net operating revenues for fiscal 2012.

•
2012 Olympic Games: For this year's Summer Olympic Games in London, Visa engaged a record number of clients in its sponsorship program, with more than 1,000 financial institutions and merchants across more than 70 geographies worldwide, activating Olympic-related activities, including a large portion from priority growth markets.

Industry Overview
We operate in the global payments industry, which is undergoing a powerful secular shift towards electronic payments, whether delivered in physical, card-based form or virtually via mobile or eCommerce platforms, and away from paper-based payments, such as cash and checks. For more than 50 years, we have played a central role in driving this migration by providing payment products and services that we believe deliver significant benefits to consumers, businesses, governments and merchants. We believe that consumers are increasingly attracted to the convenience, security, enhanced services and rewards associated with electronic payment forms. We also believe that corporations and governments are shifting to electronic payments to improve efficiency, control and security, and that a growing number of merchants are accepting electronic payments to improve sales and customer convenience.
The global payments industry consists of all forms of payment and value transfer, including:

•	paper-based payments: cash, personal checks, money orders, government checks, travelers cheques and other paper-based means of transferring value;

•	card-based payments: credit cards, charge cards, debit cards, deferred debit cards, ATM cards, prepaid cards, private label cards and other types of general-purpose and limited-use cards;

•	eCommerce payments: electronic payments through desktop and laptop computers, tablets and other devices with web browsing capabilities;

•
mobile payments: electronic payments through mobile phones and other handheld devices using a variety of applications such as text messages, mobile billing, web browsers or applications, contactless readers, and other means; and

•
other electronic payments: wire transfers, electronic benefits transfers, automated clearing house payments and other forms of electronic payment not typically tied to a payment card or similar access device.

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

Primary card brands include Visa, MasterCard, American Express, JCB, and Discover/Diners Club. While these brands, including Visa, were historically associated with consumer credit or charge cards in the United States and other major international markets, we and others have, over time, broadened our offerings to include debit, ATM, prepaid and commercial payment products.
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
Transaction Processing Services
Processing Infrastructure
We own and operate VisaNet, which consists of multiple synchronized processing centers, including two data centers in the United States. In addition, Visa Europe, which is under separate ownership, operates processing centers in the United Kingdom. These are part of our synchronized system, in accordance with the terms of our Framework Agreement with Visa Europe. These centers are linked by a global telecommunications network and are engineered for redundancy. Intelligent access points around the world complete our global processing infrastructure and enable merchants and financial institutions worldwide to access our core processing and value-added services.
VisaNet is built on a centralized architecture, enabling us to view and analyze each authorization transaction we process in real time and to provide value-added information, including information products, such as risk scoring and loyalty applications, while the transaction data is being routed through our system.
Visa also owns and manages additional data centers in the United States and internationally, including those we added with our acquisitions of CyberSource and PlaySpan. These secure facilities allow for high availability transaction services and connectivity to the Internet, clients and processing partners.
Core Processing Services
Our core processing services involve the routing of payment information and related data to facilitate the authorization, clearing and settlement of transactions between Visa issuers and acquirers. In addition, we offer a range of value-added processing services to support our clients' Visa programs and to promote the growth and security of our payments network.
Authorization is the process of approving or declining a transaction before a purchase is finalized or cash is disbursed. Clearing is the process of delivering final transaction data from an acquirer to an issuer for posting to the cardholder's account, the calculation of certain fees and charges that apply to the issuer and acquirer involved in the transaction, and the conversion of transaction amounts to the appropriate settlement currencies. Settlement is the process of calculating, determining, reporting and transferring the net financial position of our issuers and acquirers for all transactions that are cleared.

The issuer and acquirer involved in a typical Visa transaction perform additional functions that we do not generally perform or monitor. For example, the acquirer credits the merchant's account for the amount of the transaction less any fees the acquirer charges in accordance with the contractual agreement between the merchant and the acquirer. In addition, the issuer sends a statement to the cardholder and collects payment, in the case of a credit or deferred debit card, or collects payment directly from the cardholder's deposit account, in the case of a debit card.
We process most Visa transactions occurring in the United States. We also process most Visa transactions where the issuer and the merchant are located in different countries, which we refer to as cross-border transactions. In countries outside the United States, processing of domestic Visa transactions varies. In some countries, such as Canada and Brazil, Visa processes the majority of transactions. In many other countries, transactions may be processed outside of our systems, generally by government-controlled payments networks, our clients, independent companies or joint ventures owned in whole or in part by our clients.
We perform clearing and settlement through VisaNet for transactions involving an issuer that is located in Visa Europe's region and an acquirer that is located in the rest of the world, or vice versa. Visa Europe authorizes, clears and settles transactions for its members through its own processing system.
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
Dispute Management Services. We manage Visa Resolve Online, an automated web-based service that allows our clients' back-office analysts and client service representatives to manage and resolve Visa transaction disputes more efficiently than with paper-based processes.
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
 Product Platforms
We offer a broad range of product platforms that enable our clients to build differentiated, competitive payment programs for their consumer, business, government and merchant clients. Our principal payment platforms enable credit, debit, prepaid and cash access programs, as well as virtual, mobile and eCommerce payments for consumers, businesses and government entities. Our payment platforms are offered under our Visa, Visa Electron, Interlink and PLUS brands.
Consumer Credit

Our consumer credit product platforms allow our issuers to offer deferred payment and financing products that can be customized to meet the needs of all consumer segments. Our baseline consumer credit platform is marketed to our issuers as Visa Classic or Visa Traditional. In addition, we offer a range of premium credit platforms that enable our issuers to tailor programs to consumers requiring higher credit lines or enhanced benefits, such as loyalty programs. Our premium consumer credit platforms are marketed to issuers, and in some cases, to cardholders, as Visa Gold, Visa Platinum, Visa Signature, Visa Signature Preferred and Visa Infinite.
Consumer Deposit Access
Our deposit access product platforms enable our issuers to offer consumer payment and cash access products that draw on consumers' deposit accounts, such as checking, demand deposit or other pre-funded accounts.
Consumer Debit. Our primary consumer debit platform in the United States and many other countries uses the Visa brand mark. Depending on local marketplace point of sale practices, Visa Debit transactions can be authenticated by a cardholder's signature, or no signature if the transaction is for a small purchase amount, or by personal identification number, or PIN, or other means of authentication. In the United States, in addition to the Visa debit product, we also provide the Interlink debit product platform. Interlink is a PIN-always, single message platform generally for U.S. domestic transactions. U.S. issuers can choose to enable Interlink as a PIN network on a Visa debit card, and U.S. merchants can choose Interlink as a PIN-always point of sale acceptance option. Additionally, Interlink can remain as a routing alternative on both Visa and non-Visa branded debit cards. Our clients in Asia Pacific, or AP, Latin America and Caribbean, or LAC, and Central and Eastern Europe, the Middle East and Africa, or CEMEA, can use the Visa Electron debit platform, which requires all transactions initiated from the card to be authorized electronically. It is primarily used by issuers offering payment programs to higher-risk client segments or in countries where electronic authorization is less prevalent.
Prepaid. Our prepaid product platform enables issuers to offer products that access a pre-funded amount, allowing cardholders to enjoy the convenience and security of a payment card in lieu of cash or checks. Our prepaid platform includes general purpose reloadable, gift, travel, youth, payroll, money transfer, corporate incentive, insurance reimbursement and government benefits cards.
Cash Access. Our clients can provide global cash access to their cardholders by issuing products accepted at Visa and PLUS branded ATMs. Most Visa and Visa Electron branded cards offer cash access at ATMs, as well as at branches of our participating financial institution clients. The PLUS brand may also be included on issuers' non-Visa branded cards to offer international cash access as a complement to domestic cash access services.
Commercial
Our commercial product platforms enable small businesses, medium and large companies, and government organizations to streamline payment processes, manage total spend, access information reporting, automate their supply chain and reduce administrative costs.
Small Businesses. We provide tools and resources to small business owners to help them securely manage payments and receivables through our debit, credit and acceptance solutions. Visa Business Electron is an electronic authorization platform used in many countries outside North America.
Large and Medium Companies. The Visa Corporate platform offers payment options for business-to-business and employee travel and entertainment charges, including cash advances, providing detailed transaction data as well as information and expense management tools. The Visa Purchasing platform provides card and non-card electronic payment products that allow companies to easily procure goods and services, while streamlining resource- and paper-intensive purchase order and invoice processing. Through Syncada, our joint venture with US Bank, we market an integrated invoice processing, payment and financing platform for financial institutions to offer to their corporate and government commercial clients around the world.
Government Organizations. In addition to the products mentioned above, we offer government organizations unique information- and expense-management tools, employee-fraud and misuse-management tools and strategic sourcing tools for their card programs. In certain countries, we offer specialized commercial products for specific government-sponsored programs, typically targeting agriculture, small-business, freight or construction loan programs.
Product Platform Innovation

Our fundamental approach to innovation focuses on enhancing our current product platforms, enabling more Visa transactions in every channel, and extending the utility of our products and services to access points, such as eCommerce and mobile, and new merchant segments and geographies. We invest in innovation, because we believe we can drive more secure, accessible and versatile payment program options for clients, merchants and consumers. We focus on new payment channels, payment technologies, payment account access devices and authentication methods. We have recently made significant investments in the development of eCommerce and mobile payment platforms, contact and contactless chip cards and devices, card product enhancements, authentication and security technologies and platforms; and money transfer. We have the following initiatives:

•
Acquisitions. Our acquisitions of CyberSource, PlaySpan and Fundamo are allowing us to execute our innovation strategy. For example, CyberSource is helping drive eCommerce internationally, PlaySpan has accelerated our participation in the fast-growing digital goods space, and Fundamo is supporting our unique partnership with the Rwandan Government to drive access to financial services for consumers in that country.

•
Partnerships. In mature markets, we have licensed our mobile NFC payment technology to third-party wallet providers to help ensure their solutions are enabled with Visa payment functionality. In addition, we have signed agreements with several mobile operators to extend payment functionality to mobile subscribers.

•	Product Innovations:

•
V.me by Visa: We have developed our new digital wallet service, V.me, to enhance the ease of use for consumers and merchants in online payments. V.me is available in beta for consumer enrollment and online merchant checkout in the United States, and the V.me acceptance mark is now visible on more than twenty merchant sites.

•	Visa payWave: We have certified NFC-enabled smartphones from device manufacturers for use with our mobile payment application, Visa payWave.

•	Visa Mobile Provisioning Services: We have developed a new service that enables banks and operators to securely provision mobile payment accounts on NFC-enabled smartphones.

•	Visa Mobile Prepaid: We have introduced a new product based on Fundamo technology, bringing Visa-quality payments to unbanked consumers in developing markets.
Payments Network Management
We devote significant resources to ensuring that Visa is the payments network of choice for clients, merchants and cardholders. We seek to accomplish this by promoting our brand through marketing and sponsorship activities, educating domestic and regulatory banking authorities on our capabilities, increasing acceptance of Visa products around the world and ensuring that the system operates reliably and securely for all of our network participants.
Brand Management, Marketing and Corporate Reputation
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
Sponsorship is a specific area where we have invested in developing global marketing relationships to promote the Visa brand. For instance, we have been the exclusive payment services sponsor for the Olympic Games since 1986 and have extended that sponsorship through 2020. We are also one of six FIFA partners providing us with worldwide exclusive access to the FIFA World Cup™ and more than 40 other FIFA competitions. These sponsorships create a powerful opportunity to drive business, achieve maximum exposure and improve brand lift, global reach and local relevance. In addition, we engage in marketing and sponsorship activities with other regional, national and local companies, sports leagues and events, such as the National Football League in the United States, and with associations and companies, to provide customized marketing platforms to clients in certain countries and regions.

Our client and merchant marketing activities bring added value through the development of marketing programs designed to drive their specific business objectives. For merchant clients, these programs generate awareness for new acceptance channels and locations and increase cardholder spending and merchant sales revenue through special offers and promotions. For issuer clients, our marketing programs support their card issuance, activation and usage efforts while complementing and enhancing the value of their own brands.
In addition, we work on various fronts to maintain, enhance and protect our corporate reputation and brand. Our Corporate Responsibility program helps ensure we positively impact the lives of those in our global and local communities. We do so by expanding financial inclusion and literacy, providing humanitarian aid and community support, and engaging in responsible business practices. We continue to promote an understanding of Visa's role as a payments network and articulate the ways that electronic payments can advance economic empowerment, remove friction from commerce and increase government efficiencies. To that end, Currency of Progress, our corporate reputation campaign launched in October 2009, communicates the tangible benefits that Visa and electronic payments deliver to individuals, businesses, governments and economies.
Merchant Acceptance Initiatives
We aim to maintain and expand our merchant base by focusing on the needs of merchants and consumers and enhancing our programs to increase acceptance in attractive and fast-growing segments, such as bill payment. Our efforts to address these needs include supporting the development of technological innovations, delivering value-added information services, and evaluating potential modifications to our operating rules and interchange rates to enhance the value of our payments network compared to other forms of payment. For example, we raised the limit for our “no signature required” program from $25 to $50 for U.S. discount stores and grocery stores/supermarkets, enabling more face-to-face merchants to accept Visa cards for transactions without requiring a cardholder signature, PIN or providing a receipt unless requested by the cardholder. This program can increase speed at the point of sale, enhance consumer satisfaction and deliver operating efficiencies for merchants.
We also enter into arrangements with certain merchants under which they receive monetary incentives and rebates for acceptance of products carrying our brands and increasing their payments volume of products carrying our brands or indicating a preference for our products.
Client Standards
Rulemaking and Enforcement. In general, our clients are granted licenses to use our brands and to access our transaction processing systems. Our clients are obligated to honor our rules and standards through agreements with, and in certain cases non-equity membership interests in, our subsidiaries. These rules and standards relate to such matters as the use of our brands and trademarks; the standards, design and features of payment cards, devices and programs; processing; merchant acquiring activities, including use of agents; disputes between members; risk management; settlement indemnification; client financial failures and allocation of losses among clients.
We establish and administer dispute management procedures between clients relating to specific transactions. For example, after a transaction is presented to an issuer, the issuer may determine that the transaction is invalid for a variety of reasons, including fraud. If the issuer believes there is a defect in a transaction, the issuer may return the transaction to the acquirer, an action termed a “chargeback.” We enforce rules relating to chargebacks and maintain a dispute resolution process with respect to chargeback disputes.
Credit Risk Management. We indemnify issuers and acquirers for any settlement loss suffered due to the failure of another issuer or acquirer to fund its daily settlement obligations. In certain instances, we may indemnify clients even in situations in which a transaction is not processed by our system. We have incurred no material loss related to settlement risk in recent years. See Item 1A—Risk Factors—We risk loss or insolvency if our clients fail to fund settlement obligations for which we have provided indemnifications.
To manage our exposure in the event our clients fail to fund their settlement obligations, we established a credit risk policy with a formalized set of credit standards and risk control measures. We regularly evaluate clients with significant settlement exposure to assess risk. In certain instances, we may require a client to post collateral or provide other guarantees. If a client becomes unable or unwilling to meet its obligations, we are able to draw upon such collateral or guarantee in order to minimize any potential loss. We may also apply other risk control measures, such as blocking the authorization and settlement of transactions, limiting the use of certain types of agents, prohibiting initiation of acquiring relationships with certain high-risk merchants or suspending or terminating a client's rights to participate in our payments network. The exposure to settlement losses through our indemnification is accounted for as a settlement risk guarantee. The fair value of the settlement risk guarantee is estimated using our proprietary model, which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of customer failure). See Item 8—Financial Statements and Supplementary Data—Note 12—Settlement Guarantee Management elsewhere in this report.
Payment System Integrity
The integrity of our payments system is affected by fraudulent activity and other illegal uses of our products. Fraud is most often committed in connection with counterfeit cards or card-not-present transactions using stolen account information resulting from security breaches of systems not associated with VisaNet that store, process or transmit cardholder or account data, including systems operated by merchants, financial institutions and other third-party data processors.
Our fraud detection and prevention offerings include:

•	Verified by Visa, a global Internet authentication product, which permits cardholders to authenticate themselves to their issuing financial institution using a unique personal code;

•	Visa Advanced Authorization, which provides enhanced fraud detection capability by adding real-time risk scores to authorization messages;

•
Chip technologies, embedded microprocessors that provide enhanced security and reduce the incidence of counterfeit card fraud. As a result, Visa has created incentives for merchants and issuers to adopt them, including in the United States. Chip technologies can also carry other applications that enhance the consumer payment experience; and

•	CyberSource's Decision Manager solution, which provides access to over 200 validation tests to assess the legitimacy of card-not-present orders.
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
The Dodd-Frank Act. As noted, during the 2011 fiscal year, the U.S. Federal Reserve established new rules under the Dodd-Frank Act affecting interchange reimbursement fees, network exclusivity and transaction routing. We expect these rules, which include provisions effective in our fiscal 2012 and 2013, to continue to have an adverse impact on our pricing, reduce the number and volume of U.S. debit payments we process and decrease associated revenues. See Item 1A—Risk Factors—The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview. We have significantly modified our debit strategy as a result. See —Overview.
Interchange Reimbursement Fees. We have historically set default interchange reimbursement fees in the United States and many other geographies. The new rules under the Dodd-Frank Act set the maximum U.S. debit interchange reimbursement fee assessed for cards issued by large financial institutions at twenty-one cents plus five basis points, before applying a fraud adjustment of up to an additional one cent. This amounts to a significant reduction from the average system-wide fees charged previously. See Item 1A—Risk Factors—The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business; and Item 1A—Risk Factors—Additional regulation of interchange reimbursement fees may have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
The United States is not the only jurisdiction to regulate debit interchange reimbursement fees. For example, the Reserve Bank of Australia has enacted a regulation limiting the costs that can be considered in setting interchange reimbursement fees for both our credit and our debit cards.
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
Merchants do not directly pay interchange reimbursement fees. A merchant's cost of acceptance is determined by its acquirer and is called a merchant discount or merchant discount rate. The merchant discount typically covers the costs that acquirers incur for participation in open-loop payments networks, including those relating to interchange, and compensates them for various other services they provide to merchants. Merchant discount rates and other merchant fees are set by our acquirers without our involvement and by agreement with their merchant clients and are established in competition with other acquirers, other payment card systems and other forms of payment. We do not establish or regulate the level of merchant discount rates or any other fees charged by our acquirers. In some cases, such as India, the governing authorities have regulated the merchant discount rate itself, rather than the interchange reimbursement fee.
Network Exclusivity and Routing. We have historically had agreements with some issuers under which they agree to issue certain payment cards that use only the Visa network or receive incentives if they do so. In addition, issuers of some debit products outside the United States have historically chosen to include only the Visa network. We refer to these various practices as network exclusivity. The Dodd-Frank Act limits our and issuers' ability to impose rules for, or choose various forms of, network exclusivity and preferred routing in the debit area. See Item 1A—The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
As another example, the Canadian Ministry of Finance has implemented a voluntary Code of Conduct for payment card industry participants, with which Visa has agreed to comply. Among other things, the Code of Conduct prohibits certain restrictions on merchants' choice of payment options they will accept. See Item 1A—Risk Factors—Additional regulations that prohibit us from contracting with clients or requiring them to use only our network, or that deny them the option of selecting only our network, may decrease the number of transactions we process, materially and adversely affecting our financial condition, revenues, results of operations, prospects for future growth and overall business.
Consumer Financial Protection Bureau. The Dodd-Frank Act created a new independent Consumer Financial Protection Bureau, with responsibility for most federal consumer protection laws in the area of financial services and new authority with respect to consumer protection issues, including those pertaining to us to some extent. The bureau's future actions may make payment card transactions less attractive to card issuers, consumers and merchants by further regulating the industry.
No-Surcharge Rules. We have historically implemented policies that prohibit merchants from charging higher prices to consumers who pay using Visa instead of other means. Some local jurisdictions have taken steps to limit these no-surcharge rules. For example, the Reserve Bank of Australia enacted a regulation that prohibited us from enforcing our no-surcharge policy and effectively allowed merchants to impose discretionary surcharges on Visa transactions without limitation. Recently, the Reserve Bank of Australia, while reinforcing its position that surcharging is appropriate in that market, has taken steps that would allow us to limit the level of surcharges that merchants can impose. Additionally, in the United States there are ten states that prohibit the use of the surcharge as an anti-consumer practice through their state legislatures.
Data Protection and Information Security. We devote substantial resources to maintain and to continually refine our information security program in order to comply with U.S. federal and state and foreign regulations safeguarding cardholder information and requiring consumer notification in the event of a security breach. In addition, the U.S. Federal Financial Institution Examination Council periodically reviews certain of our operations in the United States to examine our compliance with data integrity, security and operational requirements and standards, as well as other requirements applicable to us because of our role as a service provider to financial institutions.
Anti-Money Laundering, Anti-Terrorism and Sanctioned Countries. In response to U.S. and other regulations, we devote substantial resources to maintain and to continually refine a program to prevent the use of our payments system to facilitate money laundering and the financing of terrorist activities. We also prohibit from being Visa members all financial institutions that are domiciled in countries sanctioned by the U.S. Treasury's Office of Foreign Assets Control—currently Cuba, Iran, Syria and Sudan. In addition, we refrain from any financial dealings with restricted third parties, such as identified money-laundering fronts for terrorists and narcotics traffickers.
Government-Imposed Market Participation Influences and Restrictions. Our business's reach remains limited by certain governments' influence on domestic payments competition and/or protection of domestic payment card providers or payment processing providers. Most notably, none of our financial institution clients in China have received authorization to issue cards carrying only our brands for domestic use in China, limiting our opportunities in that market. Regulators in an increasing number of countries around the world, including recently Thailand, Ukraine, the UAE, Mexico, Colombia and Russia, have received statutory authority to regulate certain aspects of the payments systems in these countries.
Regulation of Internet Transactions. Many jurisdictions have adopted or are in the process of adopting new regulations and taxes on Internet transactions. Most notably, we have had to implement compliance programs in response to new U.S. regulations requiring the coding and blocking of payments for certain types of Internet gambling transactions.
In addition, the U.S. Congress continues to consider regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement, and privacy, among others, that could impose additional compliance burdens on us and/or our clients. Some U.S. states are considering a variety of similar legislation. If implemented, these initiatives could require us or our clients to monitor, filter, restrict, or otherwise oversee various categories of payment card transactions, thereby increasing our costs or decreasing our transaction volumes.
Various regulatory agencies also continue to examine a wide variety of issues, including identity theft, account management guidelines, privacy, disclosure rules, security and marketing that would affect our clients directly. These new requirements and developments may affect our clients' ability to extend credit by using payment cards, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our clients' ability to offer new types of payment programs or restricting their ability to offer our existing programs such as stored value cards.
Intellectual Property
We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology. We own a number of patents and patent applications relating to payments solutions, transaction processing, security systems and other matters. We own numerous valuable trademarks and designs, covering various brands, products, programs and services, which are essential to our business in multiple countries, including, but not limited to Visa, Interlink, PLUS, Visa Electron, the “Winged V” design, and the “Dove” design. Through agreements with our clients, we authorize and monitor the use of our trademarks in connection with their participation in our payments network.
Competition
We compete in the global payment marketplace against all forms of payment, including paper-based forms, principally cash and checks; card-based payments, including credit, charge, debit, ATM, prepaid, private-label and other types of general purpose and limited-use cards; eCommerce and mobile-based platforms and other electronic payments, including wire transfers, electronic benefits transfers, automatic clearing house, or ACH, payments and electronic data interchange.
Within the general purpose payment card industry, we face substantial and intense competition worldwide in the provision of payments services to financial institution clients and their cardholder merchants. The leading global card brands in the general purpose payment card industry are Visa, MasterCard, American Express, and Diners Club. Other general purpose card brands are more concentrated in specific geographic regions, such as JCB in Japan and Discover in the United States. In certain countries, our competitors have leading positions, such as UnionPay in China, which remains the sole domestic inter-bank bankcard processor and operates the sole domestic bankcard acceptance mark in China. We also compete against private-label cards, which can generally be used to make purchases solely at the sponsoring retail store, gasoline retailer or other merchant.
In the debit card market segment, Visa and MasterCard are the primary global brands. In addition, our Interlink and Visa Electron brands compete with Maestro, owned by MasterCard, and various regional and country-specific debit network brands including STAR, NYCE, and PULSE in the United States, EFTPOS in Australia, NETS in Singapore, and Interac in Canada. In addition to our PLUS brand, the primary cash access card brands are Cirrus, owned by MasterCard, and many of the online debit network brands referenced above. In many countries, local debit brands are the primary brands, and our brands are used primarily to enable cross-border transactions, which typically constitute a small portion of overall transaction volume.
As the payments landscape evolves, we may increasingly face competition from emerging players in the payment space, many of which are non-financial institution networks that have departed from the more traditional “bank-centric” business model. The emergence of these potentially competitive networks has primarily been via the online channel with a focus on eCommerce and/or mobile technologies. PayPal, Google and Isis are examples. These providers compete with Visa directly in some cases, yet may also be significant partners and customers of Visa.
Based on payments volume, total volume and number of transactions, Visa is the largest retail electronic payments network in the world. The following chart compares our network with those of our major general purpose payment network competitors for calendar year 2011:

Company	Payments Volume	Total Volume	Total Transactions	Cards
	(billions)	(billions)	(billions)	(millions)
Visa Inc.(1)	$3,768	$6,029	77.6	2,011
MasterCard	2,430	3,249	39.8	1,059
American Express	808	822	5.3	97
Discover	114	122	1.9	59
JCB	160	166	1.4	77
Diners Club	28	29	0.2	6

(1)
Visa Inc. figures as reported on Form 8-K filed with the SEC on February 8 and May 2, 2012, respectively. Visa figures represent total volume, payments volume and cash volume, and the number of payments transactions, cash transactions, accounts and cards for products carrying the Visa, Visa Electron and Interlink brands. Card counts include PLUS proprietary cards. Payments volume represents the aggregate dollar amount of purchases made with cards carrying the Visa, Visa Electron and Interlink brands for the relevant period. Total volume represents payments volume plus cash volume. The data presented is reported quarterly by Visa's clients on their operating certificates and is subject to verification by Visa. On occasion, clients may update previously submitted information.

Sources: MasterCard, American Express, JCB and Diners Club data sourced from The Nilson Report issue 992 (April 2012). Includes all consumer and commercial credit, debit and prepaid cards. Some prior year figures have been restated. Currency figures are in U.S. dollars. MasterCard excludes Maestro and Cirrus figures. American Express includes figures for third-party issuers. JCB figures include third-party issuers and other payment-related products. Some figures are estimates. Diners Club figures are for the 12 months ended November 30, 2011. Discover data sourced from The Nilson Report issue 986 (January 2012)—U.S. data only and includes business from third-party issuers.

For more information on the concentration of our operating revenues and other financial information, see Item 8—Financial Statements and Supplementary Data—Note 14—Enterprise-wide Disclosures and Concentration of Business included elsewhere in this report.
Working Capital Requirements
Payments settlement due from and due to issuing and acquiring clients represents a substantial daily working capital requirement. U.S. dollar settlements are typically settled within the same day and do not result in a receivable or payable balance, while settlement currencies other than the U.S. dollar generally remain outstanding for one to two business days, consistent with industry practice for such transactions.
Seasonality
We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal 2012 or fiscal 2011 accounted for more than 30% of our fiscal 2012 or fiscal 2011 operating revenues.
Employees
At September 30, 2012, we employed approximately 8,500 persons worldwide. We consider our relationships with our employees to be good.
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
ITEM  1A. Risk Factors
Regulatory Risks
Additional regulation of interchange reimbursement fees may have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
Interchange reimbursement fees represent a transfer of value among the financial institutions participating in a payments network such as ours. In connection with transactions initiated with products in our payments system, interchange reimbursement fees are typically paid to issuers—the financial institutions that issue Visa cards to cardholders. The fees are typically paid by acquirers—the financial institutions that offer Visa network connectivity and payments acceptance services to merchants. We refer to a system like ours, in which a payment network intermediates between the issuer and the acquirer, as an open-loop system.
We generally do not receive any portion of interchange reimbursement fees in a transaction. They are, however, a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees can substantially affect our revenues and the pace or breadth of overall payment electronification.
We have historically set default interchange reimbursement fees in the United States and many other geographies. However, in certain jurisdictions, interchange rates and related practices are subject to continuing or increased government regulation. The Dodd-Frank Act has already resulted in limitations on our ability to establish default interchange rates in the debit area in the United States. See —The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business. In addition, interchange rates have become subject to continued or increased scrutiny elsewhere, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these rates. These jurisdictions include Australia, Canada, Brazil and South Africa.
When we cannot set default interchange rates at optimal levels, issuers and acquirers find our payments system less attractive. This lowers overall transaction volume and slows growth of transactions. It also may increase the attractiveness of closed-loop payments systems—those with direct connections to both merchants and consumers—and other forms of payment. In addition, we believe some issuers are charging new or higher fees to consumers. In some instances, this makes our card programs less desirable and reduces our transaction volumes and profitability. Some acquirers elect to charge higher discount rates to merchants, regardless of the level of Visa interchange, leading merchants not to accept cards for payment or to steer Visa cardholders to alternate payment systems. In addition, some issuers and acquirers have obtained, and may continue to obtain, incentives from us and reductions in the fees that we charge in an effort to reduce the expense of their card programs. For these reasons, additional regulation of interchange reimbursement fees may have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
Additional regulations that prohibit us from contracting with clients or requiring them to use only our network, or that deny them the option of selecting only our network, may decrease the number of transactions we process, materially and adversely affecting our financial condition, revenues, results of operations, prospects for future growth and overall business.
In order to give Visa-branded cardholders a consistent experience, we promote certain practices to ensure that Visa-branded cards are processed over our network. We have historically had agreements with some issuers under which they agree to issue certain payment cards that use only the Visa network or receive incentives if they do so. In addition, certain issuers of some products have historically chosen to include only the Visa network. We refer to these various practices as network exclusivity.
In addition, certain network or issuer rules or practices may be interpreted as limiting the routing options of merchants when multiple debit networks co-reside on Visa debit cards. For example, Visa's rules require that an acquirer must process authorizations for all international transactions through VisaNet and that a member must clear international transactions through VisaNet. These are commonly referred to as routing rules.
The Dodd-Frank Act already limits our and issuers' ability to impose rules for, or choose various forms of, network exclusivity and preferred routing in the debit area. See —The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business. Future regulations like the Dodd-Frank Act in the United States and elsewhere could materially decrease the number of transactions we process. In order to retain that transaction volume, we would have to reduce the fees we charge to issuers or acquirers or increase the payments and other incentives we provide to issuers or acquirers or directly to merchants. Any of these eventualities could have a material, adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business.
The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
As of October 1, 2011, in accordance with the Dodd-Frank Act, the Federal Reserve capped the maximum U.S. debit interchange fee charged by large financial institutions at twenty-one cents plus five basis points, before applying an interim fraud adjustment up to an additional one cent. This amounted to a significant reduction from the average system-wide fees charged previously. The Federal Reserve also issued regulations requiring issuers to make at least two unaffiliated networks available for processing debit transactions on each debit card. The rules also prohibit us and issuers from restricting a merchant's ability to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process those transactions.
These regulations have adversely affected our U.S. debit business and associated revenues. They created negative pressure on our pricing, reduced the volume and number of U.S. debit payments we process, and diminished associated revenues, and, although we believe we have now absorbed their principal impact, they could continue to do so.
These pressures have arisen through various channels. A number of our clients obtained fee reductions or increased incentives from us to offset their own lost revenue. Some reduced the number of debit cards they issue and investments they make in marketing and rewards programs. Some imposed new or higher fees on debit cards or demand deposit account relationships. Some elected to issue fewer cards enabled with Visa-affiliated networks. Many merchants have used the routing regulations to redirect transactions or steer cardholders to other networks based on lowest cost or other factors. Other clients and merchants are likely to take similar actions in the future.
The Dodd-Frank Act created a new independent Consumer Financial Protection Bureau, with responsibility for most federal consumer protection laws in the area of financial services and new authority with respect to consumer protection issues, including those pertaining to us to some extent. Although the bureau's future actions may benefit consumers, these actions may also make payment card transactions less attractive to card issuers, consumers and merchants by further regulating disclosures, payment card practices, fees, routing and other matters with respect to credit, debit, and prepaid.
Some elements of the Dodd-Frank Act lack definition and create the potential for networks to pursue different strategies subject to their interpretation of the regulation. Our interpretation may result in our pursuit of strategies less effective than those of our competitors.
Overall, the regulations and developments arising from the Dodd-Frank Act could continue to have a material, adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business.
New regulations or legal action in one jurisdiction or of one product segment may lead to new regulations in other jurisdictions or of other products.
Regulators around the world increasingly note each other's approaches to the regulation of the payments industry. Consequently, a development in any one country, state or region may influence regulatory approaches in another. The Dodd-Frank Act is one development with such potential. Similarly, new laws and regulations in a country, state or region involving one product segment may cause lawmakers there to extend the regulations to another product. For example, regulations like those affecting debit payments could eventually spread to regulate credit.
As a result, the risks created by any one new law or regulation are magnified by the potential they have to be replicated, affecting our business in another place or involving another product segment. These include matters like interchange reimbursement fees, network exclusivity, preferred routing, dynamic currency conversion, point of sale transaction rules and practices, and operating regulations. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our products, services and fees, and other important aspects of our business. Either of these eventualities could materially and adversely affect our business, financial condition and results of operations.
Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries, materially and adversely affecting our ability to maintain or increase our revenues.
Governments in some countries provide resources or protection to select domestic payment card networks, brands and processing providers. These governments may take this action in order to support these providers. They may also take this action to keep us from entering these countries, to force us to leave, or to restrict substantially our activities there. For example, the government of China continues to maintain regulations that substantially favor China Union Pay, the only retail payments network currently operating in the Chinese domestic market. Additionally, governments in some countries may consider regulatory requirements that mandate processing of domestic payments entirely in that country. This would prevent us from utilizing our global processing capabilities for our clients. Our efforts to effect change in these countries may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brands.
Regulation in the areas of consumer privacy and data use and security could decrease the number of payment cards issued, our payments volume and our revenues.
Recently, privacy, data use and security have received heightened legislative and regulatory focus in the United States and elsewhere. For example, in many jurisdictions consumers must be notified in the event of a data breach. These measures may increase our and our clients' costs. They may also decrease the number of Visa-branded cards our clients issue. This would materially and adversely affect our profitability. In addition, our failure or the failure of our clients to comply with these laws and regulations could result in fines, sanctions, litigation and damage to our global reputation and our brands.
Increased global regulatory focus on the payments industry may result in costly new compliance burdens on our clients and on us, leading to increased costs and decreased payments volume and revenues.

Regulation of the payments industry has increased significantly in recent years. Complying with these and other regulations increases our costs and can reduce our revenue opportunities. Similarly, the impact of such regulations on our clients may reduce the volume of payments we process. Moreover, such regulations can limit the types of products and services that we offer, the countries in which our cards are used and the types of cardholders and merchants who can obtain or accept our cards. Any of these occurrences can materially and adversely affect our business, prospects for future growth, financial condition and results of operations.
Examples include:

•
Data Protection and Information Security. Aspects of our operations and business are subject to privacy and data protection regulation in the United States and elsewhere. Our financial institution clients in the United States are subject to similar requirements under the guidelines issued by the federal banking agencies. In addition, many U.S. states have enacted legislation requiring consumer notification in the event of a security breach.

•
Anti-Money Laundering and Anti-Terrorism Financing. The U.S.A. PATRIOT Act and similar laws in other jurisdictions require us to maintain an anti-money laundering program. Sanctions imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC, restrict us from dealing with certain countries and parties considered to be connected with money laundering, terrorism or narcotics. Non-U.S. Visa International members may not be similarly restricted, so in some cases third parties could try to use our payments system for transactions in or involving countries or parties subject to OFAC-administered sanctions. We have controls in place designed to ensure OFAC compliance, but if those controls should fail, we could be subject to penalties, reputational damage and loss of business.

•
Regulation of the Price of Credit. Many jurisdictions in which our cards are used have regulations that could increase the costs of card issuance or decrease the flexibility of card issuers to charge market-based interest rates and fees on credit card accounts. These include the Credit CARD Act in the United States and proposed regulations under it. They also include proposed changes to the Federal Truth in Lending Act, which, if implemented along with regulations required to be promulgated under the Credit CARD Act, could result in a decrease in our payments volume and revenues.

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

•
Safety and Soundness Regulation. Recent banking regulations enacted in the United States and elsewhere may make some financial institutions less attracted to becoming an issuer of our cards, because they may be subject to increased risk management or higher capital requirements.

•
Regulation of Internet Transactions. Proposed legislation in various jurisdictions may make it less desirable or more costly to complete Internet transactions using our cards by affecting the legality of those transactions, the law that governs them, their taxation or the allocation of intellectual property rights.

•	Money Transfer Regulations. As we expand our product offerings, we may become subject to U.S. state money transfer regulations, increasing regulatory oversight and costs of compliance.
Litigation Risks
Our retrospective responsibility plan may not adequately insulate us from the impact of settlements or final judgments.
Our retrospective responsibility plan addresses monetary liabilities from settlements of, or final judgments in, the covered litigation, which is described in Note 3—Retrospective Responsibility Plan to our consolidated financial statements included in Item 8 of this report. The retrospective responsibility plan consists of several related mechanisms to fund settlements or judgments in the covered litigation. These include an escrow account funded with a portion of the net proceeds of our initial public offering and potential subsequent offerings of our shares of class A common stock (or deposits of cash into the escrow account in lieu of such offerings). They also include a loss sharing agreement and a judgment sharing agreement. In addition, our U.S. members are obligated to indemnify us pursuant to Visa U.S.A.'s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique, complicated, and tiered, and if we cannot use one or more of them, this could have a material adverse effect on our financial condition and cash flows, or, in certain circumstances, even cause us to become insolvent.
The principal remaining covered litigation involves interchange reimbursement fees. Since 2005, approximately 55 class actions and individual complaints have been filed on behalf of merchants against us, MasterCard and/or other defendants, including certain financial institutions that issue Visa-branded payment cards and acquire Visa-branded payment transactions in the U.S. We refer to this as the interchange litigation. Among other antitrust allegations, the plaintiffs have alleged that Visa's setting of default interchange rates violated federal and state antitrust laws. The lawsuits were transferred to a multi-district litigation in the U.S. District Court for the Eastern District of New York.
The plaintiffs in the interchange litigation seek damages for alleged overcharges in merchant discount fees as well as injunctive and other relief. The consolidated class action complaint alleges that the plaintiffs estimate that damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages will be trebled.
The allocation of any monetary judgment or a settlement among the defendants is governed by an omnibus agreement dated February 7, 2011. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements included in Item 8 of this report. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of our retrospective responsibility plan.
The Company's litigation escrow account currently contains an amount that covers our exposure in the interchange litigation as negotiated with the class plaintiffs. On October 19, 2012, we signed settlement agreements in these cases, including an agreement to pay approximately $4 billion to the class plaintiffs. The court granted preliminary approval of the settlement agreement with the class plaintiffs on November 9, 2012. However, the agreement with the class plaintiffs remains subject to final court approval and the adjudication of any appeals. We cannot assure that the court will provide final approval of the settlement or that we will win any appeals.
Failure of our retrospective responsibility plan to insulate us adequately from the impact of such settlements or judgments could result in a material adverse effect on our financial condition and cash flows. Such a failure could even cause us to become insolvent. The retrospective responsibility plan addresses only the covered litigation. The plan generally does not cover other pending litigation or any litigation that we may face in the future, except for cases that include claims for damages relating to the period prior to our initial public offering that are transferred for pre-trial proceedings or otherwise included in the interchange litigation. See —If we are found liable in other pending or future lawsuits, we may have to pay substantial damages. In addition, non-monetary settlement terms and judgments in the covered litigation may require us to modify the way we do business. See —Limitations on our business resulting from litigation may materially and adversely affect our revenues and profitability. Therefore, even if our retrospective responsibility plan provides us with adequate funding to satisfy our obligations with respect to monetary liabilities from settlements of, and judgments in, the covered litigation, it will not insulate us from the monetary impact of all litigation.
If we are found liable in other pending or future lawsuits, we may have to pay substantial damages.
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
If we are unsuccessful in our defense against any material current or future legal proceedings, we may have to pay substantial damages. This could result in a material and adverse effect on our results of operations, cash flow and financial conditions and could even cause us to become insolvent.

Limitations on our business resulting from litigation may materially and adversely affect our revenues and profitability.
Certain limitations have been placed on our business in recent years because of litigation. We may also have to change our business practices in response to pending or future litigation. For example, in the pending settlement agreement in the interchange litigation, we have agreed, among other things, to permit merchants to add surcharges to credit transactions under certain circumstances.
These and other settlements of, or judgments in, past, pending and future litigation could force us to limit further the fees we charge, to revise further our rules about fees charged to consumers who choose to pay with Visa, or to make other modifications to our business. These modifications could materially and adversely affect our payments volume, revenues, operating results, prospects for future growth and overall business.
Tax examinations or disputes, or changes in the tax laws applicable to us, could materially increase our tax payments.
We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may decrease their accuracy. We are currently under examination by the U.S. Internal Revenue Service and other tax authorities, and we may be subject to additional examinations in the future. The tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could result in a material and adverse effect on our cash flow and financial position. In addition, changes in existing laws, such as recent proposals for fundamental U.S. and international tax reform, may also increase our effective tax rate. A substantial increase in our tax burden could have a material, adverse effect on our financial results. See also Note 20—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Our agreement with Visa Europe includes indemnity obligations that could expose us to significant liabilities.
Under our framework agreement with Visa Europe, we indemnify it for losses resulting from all claims outside its region arising from our or their activities and relating to our or their payments business. This obligation applies even if neither we nor any of our related parties or agents participated in the actions giving rise to such claims. Such an obligation could expose us to significant liabilities for activities over which we have little or no control. Our retrospective responsibility plan would not cover these liabilities.
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
In order to stay competitive, we may have to continue to increase our use of incentives. The economic pressures on our clients arising from the Dodd-Frank Act have increased this pressure. See —The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business. This pressure may make the provision of certain products and services less profitable or unprofitable and may materially and adversely affect our revenues and profits.
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
Intense competition in our industry may cause our business, financial condition, results of operations and prospects for future growth to suffer.
The global payments industry is intensely competitive. Our payment programs compete against all forms of payment. These include cash, checks, and electronic and mobile transactions. In addition, our payment programs compete against the card-based payments systems of our competitors and private-label cards issued by merchants. The Dodd-Frank Act has increased this competitive pressure.
Some of our competitors may develop substantially greater financial and other resources than we have. They may offer a wider range of programs, products and services than we do, including more innovative ones. They may use advertising and marketing strategies that are more effective than ours, achieving broader brand recognition and merchant acceptance than we do. They may develop better security solutions or more favorable pricing arrangements than we have.
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
Traditional or untraditional competitors may put us at a competitive disadvantage by leveraging services or products in areas in which we do not directly compete to win business in areas where we do compete. Our clients can reassess their commitments to us at any time or develop their own competitive services. The risk to maintaining or securing our clients' long-term commitments to our products has increased with the Dodd-Frank Act's restrictions on network exclusivity in the debit sector. Most of our larger client relationships are not exclusive. These include those with our largest clients: JPMorgan Chase and Bank of America. In certain circumstances, our clients may terminate these relationships, sometimes on relatively short notice, and in many cases subject to significant early termination fees. Because a significant portion of our operating revenues is concentrated among our largest clients, our operating revenues would decline significantly if we lost one or more of them. This could have a material adverse impact on our business, financial condition and results of operations. See Note 14—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8 of this report.
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

Our failure to compete effectively in light of any such developments could materially and adversely affect our business, financial condition, revenues, results of operations and prospects for future growth.
Disintermediation from the payments value chain would harm our business.
Our position in the payments value chain underpins our business. Certain of our competitors, including American Express, Discover, private-label card networks and certain alternative payments systems, operate closed-loop payments systems, with direct connections to both merchants and consumers and no intermediaries. These competitors seek to derive competitive advantages from this business model. The Dodd-Frank Act and other regulatory actions have provided and may in the future provide them with increased opportunity to do so. In addition, although they pursue the same or similar lines of business using the same or similar business and commercial models, they have not attracted the same level of legal or regulatory scrutiny of their pricing and business practices as operators of multi-party payments systems such as ours.
We also run the risk of disintermediation by virtue of increasing bilateral agreements between entities that would rather not use a payment network for processing payments. For example, merchants could process transactions directly with issuers, or processors could process transactions directly between issuers and acquirers.
Additional consolidation in the banking industry could result in our losing business and create pressure on the fees we charge our clients, materially and adversely affecting our business, revenues, results of operations and prospects for future growth
In the recent past, the banking industry experienced substantial, accelerated consolidation. This could happen again. Significant consolidation in the banking industry may result in the acquisition of one or more of our largest clients by an institution with a strong relationship with one of our competitors. This could result in the acquired bank's Visa business shifting to that competitor, resulting in a substantial loss of business to us. In addition, one or more of our clients could merge with or acquire one of our competitors, shifting its payments volume to that competitor.
Additional consolidation in the banking industry could also reduce the overall number of our clients and potential clients and could increase the negotiating power of our remaining clients and potential clients. This consolidation could lead financial institutions to seek greater pricing discounts or other incentives with us. In addition, more consolidation could prompt our existing clients to seek to renegotiate their pricing agreements with us to obtain more favorable terms. We may also be adversely affected by price compression should one of our clients absorb another financial institution and qualify for higher volume-based discounts on the combined volumes of the merged businesses. Pressure on the fees we charge our clients caused by such consolidation could materially and adversely affect our business, revenues, results of operations and prospects for future growth.
Merchants' continued focus on the costs associated with payment card acceptance may result in more litigation, regulation, regulatory enforcement and incentive arrangements.
We rely in part on merchants and their relationships with our clients to maintain and expand the acceptance of our payment cards. Consolidation in the retail industry is producing a group of larger merchants that is having a significant impact on all participants in the global payments industry. Some merchants have sought to reduce their costs associated with payment card acceptance by lobbying for new legislation and regulatory enforcement and by bringing litigation. If they continue, these efforts could materially and adversely affect our revenues, results of operations, prospects for future growth and overall business.
We and our clients negotiate pricing discounts and other incentive arrangements with certain large merchants to increase acceptance and usage of our payment cards. If merchants continue to consolidate, we and our clients may have to increase the incentives provided to certain larger merchants. This could materially and adversely affect our revenues, results of operations, prospects for future growth and overall business. Competitive and regulatory pressures on pricing could make it difficult to offset the cost of these incentives.
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
Failure to maintain relationships with our clients, merchant acquirers, merchants and vendors, and the failure of clients to provide services on our behalf could materially and adversely affect our business.
We depend and will continue to depend significantly on relationships with our clients and on their relationships with cardholders and merchants to support our programs and services. We do not issue cards, extend credit to cardholders or determine the interest rates, if any, or other fees charged to cardholders using cards that carry our brands. Each issuer determines these and most other competitive card features. With the exception of several large merchants, historically, we have generally not solicited merchants directly to accept our cards. As a result, the success of our business has depended significantly on, and will continue to depend on, the continued success and competitiveness of our clients and the strength of our relationships with them.
In the wake of the Dodd-Frank Act's changes to rules on network exclusivity, we have engaged and expect to continue to engage in significantly more discussions with merchants and merchant acquirers and processors. We already engage in many co-branding efforts, in which we contract with the merchant, who directly receives incentive funding. We also engage with merchants and merchant acquirers and processors to provide funding to promote routing and acceptance growth. As these and other relationships take on a greater importance for both merchants and us, our success will increasingly depend on our ability to sustain and grow these relationships.
In many countries outside the United States, our clients or other processors authorize, clear and settle most domestic transactions using our payment cards without involving our processing systems. This pattern is increasing with a rise in new systems endorsed by governments. In addition, we historically have not generally had direct relationships with merchants there, and shifting technology and development may further increase such activity. We do not have direct relationships with cardholders. Consequently, we depend on our close working relationships with our clients to effectively manage the processing of transactions involving our cards. Our inability to control the end-to-end processing for cards carrying our brands in these countries may put us at a competitive disadvantage by limiting our ability to ensure the quality of the services supporting our brands.
In addition, we depend on third parties to provide various services on our behalf, and to the extent that third-party vendors fail to deliver services, our business and reputation could be impaired.
The perception of our company in the marketplace may affect our brands and reputation, which are key assets of our business.
Our brands and their attributes are key assets of our business. The ability to attract and retain consumer cardholders and corporate clients to Visa-branded products depends highly upon the external perceptions of our company and our industry. Our business may be affected by actions taken by our clients that change the perception of our brands. From time to time, our clients may take actions that we do not believe to be in the best interests of our brands, such as creditor practices that may be subject to challenge, which may materially and adversely affect our business. Further, Visa Europe has very broad latitude to operate the Visa business in and use our brands and technology within Visa Europe's region, in which we have only limited control over the operation of the Visa business. Visa Europe is not required to spend any minimum amount of money promoting or building the Visa brands in its region, and the strength of the Visa global brands depends in part on the efforts of Visa Europe to maintain product and service recognition and quality in Europe. Adverse developments with respect to our industry may also, by association, impair our reputation or result in greater regulatory or legislative scrutiny. Finally, because we are domiciled in the United States, a negative perception of the United States arising from its political or other positions could harm the perception of our company and our brand. Any of these factors could materially and adversely affect our revenues, operating results, prospects for future growth and overall business.
Unprecedented economic events in financial markets around the world have and are likely to continue to affect our clients, merchants and cardholders, resulting in a material and adverse impact on our prospects, growth, profitability, revenue and overall business.
Unprecedented economic events that began in 2008 continue to affect the financial markets around the world. These include decreased consumer spending; increased unemployment; deflation; increased savings; decreased consumer debt; excess housing inventory; lowered government spending; decreased export activity; continued challenges in the credit environment; continued equity market volatility; additional government intervention; bank instability; downgrades of sovereign, bank and commercial debt; political issues affecting the handling of national debt; and the uncertainty arising from new government policies. This economic turmoil has affected the economies of Europe, the United States and other mature economies in particular.
The fragility of the current situation would be exacerbated if additional negative economic developments were to arise. These include defaults on government debt, exhaustion of U.S. and other national economic stimulus packages, significant increases in oil prices, tax increases, a significant decline in the commercial real estate market, and policy missteps. Most recently, the economic situation in Europe has been particularly unstable, arising from the real prospect of a default by Greece, Portugal, Spain and other nations on their debt obligations. If such a default occurs, or if the measures taken to avert such a default create their own instability, economic turmoil is likely to result, and the impact is likely to be global and highly significant. In addition, the so-called “fiscal cliff” in the United States—the combination of expiring tax cuts and mandatory reductions in federal spending at the end of 2012—has the potential to have an impact on the economy and the stock market.
The severity of the economic environment and the response by financial institutions and governments may create new risks or increase the impact of existing ones. These include the following:

•	Depressed consumer and business confidence may continue to decrease cardholder spending.

•	Uncertainty and volatility in the performance of our clients' businesses may reduce the accuracy of our estimates of our revenues, rebates, incentives and realization of prepaid assets.

•
Our clients may implement cost-reduction initiatives that reduce or eliminate payment card marketing or increase requests for greater incentives or additional expense reductions, which may reduce our revenues.

•	Our clients may decrease spending for optional or enhanced services, affecting our revenue and reducing cardholders' desire to use these products.

•
Our clients may increase cardholder fees as a cost-recovery initiative, or as a result of regulatory action, decreasing our value proposition to consumers and reducing consumers' desire to use our products.

•	Government intervention or investments in our clients may negatively affect our business with those institutions or otherwise alter their strategic direction away from our products.

•	Tightening of credit availability could affect the ability of participating financial institutions to lend to us under the terms of our credit facility.

•
The trading markets for U.S. government securities may be adversely affected by changes in investor sentiment. This could arise from a number of market forces, including, among others, the U.S. government's inability to meet its obligations or a possible further downgrade in its debt rating. This in turn could adversely affect the liquidity of our investments, a substantial portion of which are U.S. treasury and government securities.

•	Our clients may default on their settlement obligations, including for reasons unrelated to payment card activity, such as mortgage matters.

•	Adverse fluctuations in foreign currency exchange rates could negatively affect the dollar value of our revenues and payments in foreign currencies.

•
The current economic environment could lead some clients to curtail or postpone near-term investments in growing their card portfolios, limit credit lines, modify fee and loyalty programs, or take other actions that adversely affect the growth of our volume and revenue streams from these clients.

•	Declines in stock prices or significant instability could cause consumer spending to decline materially.
Some existing clients have been placed in receivership or under government administration. Many financial institutions are facing increased regulatory and governmental influence, including potential changes in laws and regulations. Many of our clients, merchants that accept our brands, and cardholders who use our brands have been directly and adversely affected. Any of these developments could have a material adverse impact on our prospects, growth, revenue, profitability and overall business.
A decline in non-U.S. and cross-border activity and in multi-currency transactions could adversely affect our revenues and profitability, as we generate a significant portion of our revenue from such transactions.
We generate a significant amount of our revenues from cross-border transactions, and our clients pay us fees in connection with them. Some of those fees differ when conversion from the merchant's currency to the cardholder's billing currency is required. Thus, revenue from processing cross-border transactions for our clients fluctuates with cross-border activity and the need for transactions to be converted into a different currency.
In addition, Visa derives revenue from foreign currency exchange activities that result from our clients' settlement in different currencies. A reduction in multi-currency transactions may reduce the need for foreign currency exchange activities and adversely affect our revenues. Limitations or changes in our ability to set foreign currency exchange rates for multi-currency transactions as result of regulation, litigation, competitive pressures or other reasons may also adversely affect our revenues.
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
We risk loss or insolvency if our clients fail to fund settlement obligations for which we have provided indemnifications.
We indemnify issuers and acquirers for any settlement loss they suffer due to the failure of another issuer or acquirer to fund its daily settlement obligations. In certain instances, we may indemnify issuers or acquirers even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The term and amount of our indemnification obligations are unlimited, but restricted to the amount of unsettled Visa payment transactions at any point in time.
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
We estimate settlement at risk (or exposure) based on the sum of three inputs. The first is average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin. The second is four months of rolling average chargebacks volume. The third is the total balance for outstanding traveler's cheques. Additionally, from time to time, we review and revise our risk management methodology and inputs as necessary. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
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
If we cannot keep pace with rapid technological developments to provide new and innovative payment programs and services, the use of our products could decline, reducing our revenues and net income.
Rapid, significant technological changes continue to confront the payments industry. These include developments in smart cards, eCommerce, mobile commerce, and radio frequency and proximity payment devices, such as contactless cards. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by industry-wide standards, by resistance to change from clients or merchants or by third parties' intellectual property rights. Our success will depend in part on our ability to develop new technologies and adapt to technological changes and evolving industry standards.
If our transaction processing systems are disrupted or we cannot process transactions efficiently, the perception of our brands and our revenues or operating results could be materially and adversely affected.
Our transaction processing systems may experience service interruptions or degradation because of processing or other technology malfunction, fire, natural disasters, power loss, disruptions in long-distance or local telecommunications access, fraud, terrorism, climate change or accident.
In addition, our visibility in the global payments industry may attract terrorists and hackers to conduct physical or computer-based attacks. The latter could include computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. Any of these incidents could result in a degradation or disruption of our services or damage to our properties, equipment and data. They could also compromise data security. See —Account data breaches involving card data stored by third parties or by us could adversely affect our reputation and revenues. If such attacks are not detected immediately, their effect could be compounded. Finally, potential and actual attacks could also result in increased costs, both for recovery and for prevention against future attacks.
Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require because of a natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services. Because of the centrality of our processing systems to our business, any interruption or degradation could adversely affect the perception of our brands' reliability and materially reduce our revenues or profitability.
Account data breaches involving card data processed, stored or transmitted by third parties or by us could adversely affect our reputation and revenues.
Our clients, merchants, others and we process, store or transmit cardholder account information in connection with Visa-branded payment cards. In addition, our clients may use third-party processors to process transactions generated by cards carrying our brands. Breach of the systems processing, storing or transmitting sensitive cardholder data and account information could lead to fraudulent activity involving Visa-branded cards, to reputational damage and to claims against us. If we are sued in connection with any material data security breach, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices or pricing structure, any of which could have a material adverse effect on our revenues and profitability. In addition, any reputational damage resulting from an account data breach at one or more of our clients, merchants or other third parties could decrease the use and acceptance of our cards, which could have a material adverse impact on our payments volume, revenues and future growth prospects. Finally, any data security breach could result in additional regulation, which could materially increase our costs.
An increase in fraudulent or other illegal activity involving our cards could lead to reputational damage to our brands and reduce the use and acceptance of our cards.
Criminals are using increasingly sophisticated methods to capture cardholder account information. They use the information to conduct fraudulent transactions and to engage in other forms of illegal activities involving the payment system. Outsourcing and specialization of functions within the payments system are increasing. As a result, more third parties are involved in processing transactions using our cards. A rise in fraud levels and other illegal activities involving our cards could lead to reputational damage to our brands. This could reduce the use and acceptance of our cards or lead to greater regulation, increasing our compliance costs.
Failure to maintain interoperability between our and Visa Europe's authorization and clearing and settlement systems could damage the business and global perception of the Visa brands.
Visa Europe and we maintain mostly separate authorization, clearing, and settlement systems. As a result, we have to ensure that the two systems can process every transaction involving both of our territories, regardless of where it originates. Visa Europe's independent system operations could present challenges to our business due to the heightened difficulty of maintaining the interoperability of our respective systems. Failure to authorize or clear and settle inter-territory transactions quickly and accurately could impair the global perception of the Visa brands.
Structural and Organizational Risks
We have little ability to control Visa Europe's operations and limited recourse if it breaches its obligations to us.
Visa Europe has very broad rights to operate the Visa business in its region under the agreement that governs our relationship. If we want to change a global rule or to implement certain changes that would not have a positive return for Visa Europe and its members, then Visa Europe is not required to implement that rule or change unless we agree to pay for the implementation costs and expenses that Visa Europe and its members will incur as a consequence of the implementation.
If Visa Europe fails to meet its obligations, our remedies under this agreement are limited. We cannot terminate the agreement even upon Visa Europe's material, uncured breach. Although we have a call right to acquire Visa Europe, we can exercise that right under only extremely limited circumstances.
These and other features of the licenses granted under the agreement may also raise issues concerning the characterization of the licenses for purposes of tax treatment of entry into the licenses and payments received thereunder.
In some instances, as in the case of CyberSource and PlaySpan, Visa Europe may have the right to control the activities of newly acquired entities within Visa Europe's territory. In any event, Visa Europe's license rights in Europe may hinder our ability to acquire new entities or to operate them effectively.
Any inconsistency in the payment processing services and products that we can provide could negatively affect cardholders from Visa Europe using cards in the countries we serve or our cardholders using cards in Visa Europe's region.
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
If Visa Europe exercises the put option, we may encounter difficulties in integrating Visa Europe's business and systems into our existing operations. If we cannot do so quickly and cost-effectively, the integration could divert the time and attention of senior management, disrupt our current operations and adversely affect our results of operations. In addition, we would become subject to the many regulations of the European Union that govern the operations of Visa Europe, including any regulatory disputes.
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
Furthermore, the integration of any acquisition or investment may divert management's time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenues. Moreover, our cash reserves contract to the extent we pay the purchase price of any acquisition or investment in cash. Although we periodically evaluate potential acquisitions of and investments in businesses, products and technologies and anticipate continuing to make these evaluations, we cannot guarantee that we will be able to execute and integrate any such acquisitions and investments.
With the evolution of technology and the opening of new market segments, we may choose to participate in areas in which we have not engaged in the past, either through acquisition or through organic development. These include electronic and mobile payments. Relative inexperience in such businesses requires additional resources and presents an additional degree of risk, which could materially and adversely affect our operations and results.
Future sales of our class A common stock, or the end of transfer restrictions on our class B stock, could result in dilution to holders of shares of our existing class A common stock, adversely affecting their rights and depressing the market price of our class A common stock.
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
Under our retrospective responsibility plan, funds still in the escrow account after the resolution of all covered litigation will be released back to us. At that time, each share of class B common stock will become convertible into an increased number of shares of class A common stock, benefiting the holders of class B common stock. This in turn will result in dilution of the interest in Visa Inc. held by the holders of class A common stock. In this case, the amount of funds released and the market price of our class A common stock will determine the extent of the dilution.
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
Since August 2008, we have paid cash dividends quarterly on our class A, B and C common stock. Any future payment of dividends will depend upon our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, would be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that our board of directors deems relevant. If, because of these factors, we cannot generate sufficient earnings and cash flows from our business, we may be unable to make payments of dividends of our common stock. Furthermore, no dividend may be declared or paid on any class or series of common stock, unless an equivalent dividend is contemporaneously declared and paid on each other class of common stock.

ITEM 1B.	Unresolved Staff Comments
Not Applicable.

ITEM 2.	Properties
At September 30, 2012, we owned and leased approximately 2.6 million square feet of office and processing center space in 38 countries around the world, of which approximately 1.9 million square feet are owned and the remaining 0.7 million square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 0.9 million square feet. We also own an office building in Miami, totaling approximately 0.2 million square feet.
In addition, we own and operate two primary processing centers and an adjacent office facility located in Colorado and Virginia, totaling approximately 0.8 million square feet.
We believe that these facilities are suitable and adequate to support our business needs.

ITEM 3.	Legal Proceedings
Refer to Note 21—Legal Matters to our consolidated financial statements included in Item 8 of this report.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At September 30, 2012, we had 359 stockholders of record of our class A common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in "street name" by brokers. The following table sets forth the intra-day high and low sale prices for our class A common stock in each of our last eight fiscal quarters:

2012	High	Low
First Quarter	$103.45	$81.71
Second Quarter	120.70	98.33
Third Quarter	125.35	111.94
Fourth Quarter	136.65	119.10

2011	High	Low
First Quarter	$81.75	$66.50
Second Quarter	77.08	67.51
Third Quarter	87.36	73.11
Fourth Quarter	94.75	76.11
There is currently no established public trading market for our class B or class C common stock. There were 1,697 and 1,128 holders of record of our class B common stock and class C common stock, respectively, as of September 30, 2012.
Dividend Declaration and Policy
During the fiscal years ended September 30, 2012 and 2011, we paid the following quarterly cash dividends per share of our class A common stock (determined in the case of class B and C common stock, on an as-converted basis) to all holders of record of our class A, B and C common stock.

2012	Dividend Per Share
First Quarter	$0.220
Second Quarter	0.220
Third Quarter	0.220
Fourth Quarter	0.220

2011	Dividend Per Share
First Quarter	$0.150
Second Quarter	0.150
Third Quarter	0.150
Fourth Quarter	0.150
In addition, on October 24, 2012, our board of directors declared a quarterly cash dividend of $0.33 per share of class A common stock (determined in the case of class B and C common stock, on an as-converted basis) payable on December 4, 2012, to holders of record as of November 16, 2012 of our class A, B and C common stock.
Subject to legally available funds, we expect to continue paying quarterly cash dividends on our outstanding class A, B and C common stock in the future. However, the declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, settlement indemnifications, operating results, available cash and current and anticipated cash needs.

Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2012.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2012	—	$—	—	1,039,218,694
August 1-31, 2012	940,288	$127.39	937,701	919,758,347
September 1-30, 2012	625,816	$131.48	625,816	837,464,184
Total	1,566,104	$129.02	1,563,517

(1)
Includes 2,587 shares of class A common stock withheld at an average price of $130.77 per share (under the terms of grants under our equity incentive compensation plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
During the three months ended September 30, 2012, we repurchased 1.6 million shares of our class A common stock at an average price of $129.02 per share for a total cost of $202 million under share repurchase programs previously authorized by the board of directors in July and February 2012. The figures in the table reflect transactions according to the trade dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2012, for the Visa 2007 Equity Incentive Compensation Plan, or the EIP, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders, except as noted in note (2) in the table below. For a description of the awards issued under the EIP, see Note 17—Share-based Compensation to our consolidated financial statements included in Item 8 of this report.

Plan Category	(a) Number of shares of class A common stock issuable upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares of class A common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders	4,509,708	(1)	$60.99	41,227,174
Equity compensation plans not approved by stockholders	675,967	(2)	$49.22	—
Total	5,185,675		$59.46	41,227,174

(1)
In addition to options, the EIP authorizes the issuance of restricted stock, restricted stock units, performance shares and other stock-based awards. The maximum number of shares issuable as of September 30, 2012, pursuant to outstanding restricted stock units and performance shares totals 637,645 and 526,227, respectively.

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
The following table presents selected Visa Inc. financial data for fiscal 2012, 2011, 2010, 2009 and 2008. The data below should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this report.
Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2012(1)	2011	2010	2009	2008
	(in millions, except per share data)
Operating revenues	$10,421	$9,188	$8,065	$6,911	$6,263
Operating expenses	8,282	3,732	3,476	3,373	5,031
Operating income	2,139	5,456	4,589	3,538	1,232
Net income attributable to Visa Inc.	2,144	3,650	2,966	2,353	804
Basic earnings per share—class A common stock	3.17	5.18	4.03	3.10	0.96
Diluted earnings per share—class A common stock	3.16	5.16	4.01	3.10	0.96

	At September 30,
Balance Sheet Data:	2012(1)	2011	2010	2009	2008
	(in millions, except per share data)
Total assets	$40,013	$34,760	$33,408	$32,281	$34,981
Current portion of long-term debt	—	—	12	12	51
Current portion of accrued litigation	4,386	425	631	1,394	2,698
Long-term debt	—	—	32	44	55
Long-term accrued litigation	—	—	66	323	1,060
Total equity	27,630	26,437	25,014	23,193	21,141
Dividend declared and paid per common share	0.88	0.60	0.50	0.42	0.105

(1)
During fiscal 2012, we recorded: a one-time, non-cash tax benefit of $208 million related to the remeasurement of our net deferred tax liabilities; a covered litigation provision of $4.1 billion and related tax benefits; and the reversal of previously recorded tax reserves, which increased net income by $326 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “our” and the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.
Overview
Visa is a global payments technology company that connects consumers, businesses, financial institutions and governments around the world to fast, secure and reliable electronic payments. We provide our clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation continues to yield significant growth opportunities, particularly outside the United States. We continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment services we provide.
Overall economic conditions and regulatory environment. Our business is affected by overall economic conditions and consumer spending. Our business performance during fiscal 2012 reflects the impacts of a modest global economic recovery.
The Dodd-Frank Act. As of October 1, 2011, in accordance with the Dodd-Frank Act, the Federal Reserve capped the maximum U.S. debit interchange reimbursement fee assessed for cards issued by large financial institutions at twenty-one cents plus five basis points, before applying an interim fraud adjustment up to an additional one cent. This amounted to a significant reduction from the average system-wide interchange fees charged before the Dodd-Frank Act was implemented. The Federal Reserve has also issued regulations requiring issuers to make at least two unaffiliated networks available for processing debit transactions on each debit card. The rules also prohibit us and issuers from restricting a merchant's ability to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process those transactions.
The interchange, exclusivity and routing regulations have impacted our pricing, reduced the number and volume of U.S. debit payments we process and decreased associated revenues. A number of our clients have sought fee reductions or increased incentives from us to offset their own lost revenue. Some have reduced the number of debit cards they issue and reduced investments they make in marketing and rewards programs. Some have imposed new or higher fees on debit cards or demand-deposit account relationships. Some have elected to issue fewer cards enabled with Visa-affiliated networks. Additionally, the routing regulations have allowed merchants to redirect transactions or steer cardholders to other networks based on lowest cost or other factors.
We have had to re-examine and renegotiate certain of our client contracts to ensure that their terms comply with new regulations and will continue to do so with others. As a result, our clients have sought and will continue to seek to renegotiate terms relating to fees, incentives and routing. In some cases, we may lose placement completely on issuers' debit cards.
During the third quarter of fiscal 2012, we began implementation of our strategy to mitigate the negative impacts from the Dodd-Frank Act to some extent by making pricing modifications and working with our clients and other business partners to win merchant preference to route transactions over our network. For fiscal 2012, the overall net impact of the Dodd-Frank Act, including restructured pricing, incentives, other mitigation strategies and volume loss, was a decrease of approximately $0.15 in diluted earnings per class A common share.
Our broad platform of payment products continues to provide substantial value to both merchants and consumers. We believe that the continuing worldwide secular shift to electronic currency may help buffer the impacts of the Dodd-Frank Act, as reflected in our overall payments volume growth, particularly outside the United States. As a leader in the U.S. debit industry, we continue to develop and refine our competitive business models to adapt to the Dodd-Frank Act and mitigate some of its negative impacts. We remain committed and prepared to adapt to and compete effectively under this new U.S. debit regulatory environment.
Notice of Proposed Adjustment. On May 23, 2012, the U.S. Internal Revenue Service (the "IRS") issued a Notice of Proposed Adjustment (NOPA) to our fiscal 2008 U.S. federal income tax return seeking to disallow the deduction of settlement payments associated with the American Express litigation made during that fiscal year. However, on August 15, 2012, the IRS issued a Chief Counsel Advice (CCA), supporting our position that Visa is entitled to the deduction, and subsequently the IRS issued a revised Revenue Agent Report (RAR) effectively withdrawing the NOPA. The IRS may still challenge any income tax return position taken, including the deductibility of covered litigation payments made in fiscal 2008 or any future year, until the statute of limitations has closed for each applicable year. The statute of limitations for fiscal 2008 is expected to expire in June of 2013. However, given the CCA and revised RAR, during the fourth quarter of fiscal 2012, we reevaluated and reversed all previously recorded tax reserves and accrued interest associated with uncertainties related to the deductibility of covered litigation expense recorded in fiscal 2007 through the third quarter of fiscal 2012. This increased our net income for the fourth quarter of fiscal 2012 by $627 million. The reversal of tax reserves and related interest included $301 million related to reserves taken in the current year, and $326 million related to reserves taken in previous years.
Multidistrict Litigation Proceedings (MDL). On October 19, 2012, Visa, MasterCard, various U.S. financial institution defendants and the class plaintiffs signed a settlement agreement to resolve the class plaintiffs' claims in the interchange MDL. We also signed a settlement agreement to resolve the claims brought by a group of individual merchants which were consolidated with the MDL for coordination of pre-trial proceedings. The settlement with the class plaintiffs is subject to final court approval, which we cannot assure will be received, and to the adjudication of any appeals. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.
Adjusted financial results. Our financial results for fiscal 2012 and 2011 reflect the impact of several significant items that we believe are not indicative of our financial performance in the current or future years, as they either are non-recurring, have no cash impact or are related to amounts covered by the retrospective responsibility plan. As such, we believe the presentation of adjusted financial results excluding the following amounts provides a clearer understanding of our operating performance for the periods presented.

•
Reversal of tax reserves. During the fourth quarter of fiscal 2012, we reevaluated and reversed all previously recorded tax reserves and accrued interest associated with uncertainties related to the deductibility of covered litigation expense recorded in fiscal 2007 through the third quarter of fiscal 2012. This increased our net income for the fourth quarter of fiscal 2012 by $627 million. The reversal of tax reserves and related interest included $301 million related to reserves taken in the current year, and $326 million related to reserves taken in previous years.

•
Litigation provision. During the third quarter of fiscal 2012, we recorded a litigation provision of $4.1 billion and related tax benefits associated with the interchange MDL, which is covered by the retrospective responsibility plan. Monetary liabilities from settlements of, or judgments in, the covered litigation will be paid from the litigation escrow account. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.

•
Deferred tax adjustment. During the second quarter of fiscal 2012, our reported financial results benefited from a one-time, non-cash adjustment of $208 million related to the remeasurement of our net deferred tax liabilities attributable to changes in the California state apportionment rules.

•
Revaluation of Visa Europe put option. During fiscal 2011, we recorded a decrease of $122 million in the fair value of the Visa Europe put option, which resulted in the recognition of non-cash, non-operating other income in our financial results. This amount is not subject to income tax and therefore had no impact on our reported income tax provision. The reduction in the fair value of the put option was the result of declines in our estimated long-term price-to-earnings ratio as compared to the estimated ratio applicable to Visa Europe and did not reflect any change in the likelihood that Visa Europe will exercise its option.

The following table presents our adjusted financial results for the years ended September 30, 2012 and 2011.

	Fiscal 2012				Fiscal 2011
	(in millions, except margin ratio and per share data)
	Operating Expenses	Operating Margin (1)	Net Income Attributable to Visa Inc.	Diluted Earnings Per Share (2)	Operating Expenses	Operating Margin (1)	Net Income Attributable to Visa Inc.	Diluted Earnings Per Share (2)
As reported	$8,282	21%	$2,144	$3.16	$3,732	59%	$3,650	$5.16
Reversal of tax reserves	—	—	(326)	(0.48)	—	—	—	—
Litigation provision	(4,098)	39%	2,593	3.82	—	—	—	—
Impact of deferred tax adjustment	—	—	(208)	(0.31)	—	—	—	—
Revaluation of Visa Europe put option	—	—	—	—	—	—	(122)	(0.17)
Adjusted	$4,184	60%	$4,203	$6.20	$3,732	59%	$3,528	$4.99
Diluted weighted-average shares outstanding (as reported)				678				707

(1)	Operating margin is calculated as operating income divided by total operating revenues.

(2)	Figures in the table may not recalculate exactly due to rounding. Diluted earnings per share figures are calculated based on whole numbers, not the rounded numbers presented.
Reduction in as-converted shares. During fiscal 2012, total as-converted class A common stock was reduced by 22.8 million shares, using $2.4 billion of operating cash on hand. Of the $2.4 billion, $710 million was used to repurchase class A common stock in the open market. In addition, we made deposits totaling $1.7 billion of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. These deposits have the same economic effect on earnings per share as repurchasing our class A common stock, because they reduce the class B conversion rate and consequently the as-converted class A common stock share count.
In July 2012, our board of directors authorized a $1 billion share repurchase program to be in effect through July 2013. As of September 30, 2012, the program had remaining authorized funds of $865 million. In October 2012, our board of directors authorized an additional $1.5 billion share repurchase program to be in effect through October 2013. All share repurchase programs authorized prior to July 2012 have been completed.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and processed transactions are the primary driver for our data processing revenues. Compared to the prior year, overall payments volume increased as a result of continuing double-digit percentage growth in consumer credit and commercial payments volume worldwide. These increases were moderated by an anticipated deceleration in consumer debit growth, primarily due to the impacts of the Dodd-Frank Act. Excluding U.S. debit transactions, which reflect the impacts of the Dodd-Frank Act, the number of processed transactions continues to increase at a healthy rate, reflecting the continuing worldwide shift to electronic currency.
The following tables set forth nominal payments volume for the periods presented in nominal dollars(1).

	U.S.			Rest of World			Visa Inc.
	12 months ended June 30, 2012 (2)	12 months ended June 30, 2011 (2)	% Change	12 months ended June 30, 2012 (2)	12 months ended June 30, 2011 (2)	% Change	12 months ended June 30, 2012 (2)	12 months ended June 30, 2011 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$710	$641	11%	$1,370	$1,188	15%	$2,081	$1,829	14%
Consumer debit(3)	1,045	1,037	1%	333	265	26%	1,378	1,302	6%
Commercial and other(3)	311	282	10%	130	116	12%	440	398	11%
Total Nominal Payments Volume	$2,066	$1,961	5%	$1,833	$1,569	17%	$3,899	$3,530	10%
Cash volume	430	404	7%	1,921	1,704	13%	2,351	2,108	12%
Total Nominal Volume(4)	$2,496	$2,364	6%	$3,753	$3,273	15%	$6,250	$5,638	11%

	U.S.			Rest of World			Visa Inc.
	12 months ended June 30, 2011(2)	12 months ended June 30, 2010 (2)	% Change	12 months ended June 30, 2011 (2)	12 months ended June 30, 2010 (2)	% Change	12 months ended June 30, 2011 (2)	12 months ended June 30, 2010 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$641	$599	7%	$1,188	$987	20%	$1,829	$1,586	15%
Consumer debit(3)	1,037	909	14%	265	197	34%	1,302	1,107	18%
Commercial and other(3)	282	243	16%	116	100	15%	398	344	16%
Total Nominal Payments Volume	$1,961	$1,752	12%	$1,569	$1,285	22%	$3,530	$3,037	16%
Cash volume	404	374	8%	1,704	1,411	21%	2,108	1,785	18%
Total Nominal Volume(4)	$2,364	$2,125	11%	$3,273	$2,696	21%	$5,638	$4,821	17%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported for the twelve months ended September 30, 2012, 2011 and 2010, were based on payments volume reported by our financial institution clients for the twelve months ended June 30, 2012, 2011 and 2010, respectively.

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

The table below provides the number of transactions processed by our VisaNet system, and billable transactions processed by CyberSource's network during the fiscal periods presented.

	2012	2011	2010	2012 vs. 2011 % Change (1)	2011 vs. 2010 % Change (1)
	(in millions)
Visa processed transactions(2)	53,324	50,922	45,411	5%	12%
CyberSource billable transactions(3)	5,182	4,137	3,032(4)	25%	36%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.

(3)
Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification. Since its July 2010 acquisition, CyberSource activity has primarily contributed to our data processing revenues.

(4)	Includes CyberSource transactions prior to the July 2010 acquisition.
Results of Operations
Operating Revenues
Our operating revenues are primarily generated from payments volume on Visa-branded cards for goods and services, as well as the number, size and type of transactions processed on our payment processing platforms. We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by cardholders on Visa-branded cards. Our issuing clients have the responsibility for issuing cards and determining the interest rates and fees paid by cardholders, and most other competitive card features. We generally do not earn revenues from the fees that merchants are charged for card acceptance by the issuing bank, including the merchant discount rate. Our acquiring clients, which are generally responsible for soliciting merchants, establish and earn these fees.
The following sets forth the components of our operating revenues:
Service revenues consist primarily of revenues earned for providing clients with a supported global business infrastructure and for services which support the various product platforms that enable clients to deliver Visa products and payment services. Current quarter service revenues are primarily assessed using a calculation of pricing applied to the prior quarter's payments volume. Service revenues also include assessments designed to support ongoing acceptance and volume growth initiatives, which are recognized in the same period the related volume is transacted.
Data processing revenues are earned for authorization, clearing, settlement, transaction processing services, network access and other maintenance and support services that facilitate transaction and information processing among our clients globally and Visa Europe. Data processing revenues are also earned for transactions processed by CyberSource's online payment gateway and PlaySpan's virtual goods payment platform. Data processing revenues are recognized in the same period the related transactions occur or services are rendered.
International transaction revenues are earned for processing cross-border transactions, and currency conversion activities. Cross-border transactions arise when the cardholder's issuer country is different from the merchant's country. International transaction revenues are generally driven by cross-border payments and cash volume.
Other revenues consist primarily of license fees for use of the Visa brand, revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement, fees from cardholder services, licensing and certification and certain activities related to our acquired entities. Other revenues also include optional service or product enhancements, such as extended cardholder protection and concierge services.
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
Network and processing primarily represents expenses for the operation of our processing network, including maintenance, equipment rental and fees for other data processing services.

Marketing includes expenses associated with advertising and marketing campaigns, sponsorships and other related promotions to promote the Visa brand.
Professional fees consist of fees for consulting, legal and other professional services.
Depreciation and amortization includes depreciation expense for property and equipment, as well as amortization of purchased and internally developed software. Also included in this amount is amortization of finite-lived intangible assets primarily obtained through acquisitions.
General and administrative primarily consists of facilities costs, foreign exchange gains and losses and other corporate expenses in support of our business.
Litigation provision is an estimate of litigation expense and is based on management's understanding of our litigation profile, the specifics of the cases, advice of counsel to the extent appropriate and management's best estimate of incurred loss at the balance sheet dates.
Other Income (Expense)
Interest income (expense) primarily includes accrued interest and penalties related to reserves for uncertain tax positions.
Investment income represents returns on our fixed-income securities and other investments. Investment income also includes gains on the sale of and cash dividends received from other investments.
Other non-operating income primarily relates to gains and losses earned on equity method investments and the change in the fair value of the Visa Europe put option.
Visa Inc. Fiscal 2012, 2011 and 2010
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

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
	(in millions, except percentages)
U.S.	$5,720	$5,135	$4,718	$585	$417	11%	9%
Rest of world	4,478	3,846	3,137	632	709	16%	23%
Visa Europe	223	207	210	16	(3)	7%	(1)%
Total Operating Revenues	$10,421	$9,188	$8,065	$1,233	$1,123	13%	14%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume, processed transactions and cross-border volume. Operating revenues also benefited from pricing modifications made on various services. These benefits were partially offset by volume loss and increases to client incentives implemented in the U.S. during fiscal 2012 as part of our strategy to mitigate the impacts of the Dodd-Frank Act. We expect low double-digit percentage growth in our operating revenues for the full 2013 fiscal year.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. There was no significant impact on the year-over-year growth for fiscal 2012, 2011 and 2010, as the effect of exchange rate movements was substantially mitigated through our hedging program. We expect the impacts of our hedging program to continue to minimize the effect of exchange rate movements during fiscal 2013. See Note 13—Derivative Financial Instruments to our consolidated financial statements.
The following table sets forth the components of our total operating revenues:

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
	(in millions, except percentages)
Service revenues	$4,872	$4,261	$3,497	$611	$764	14%	22%
Data processing revenues	3,975	3,478	3,125	497	353	14%	11%
International transaction revenues	3,025	2,674	2,290	351	384	13%	17%
Other revenues	704	655	713	49	(58)	7%	(8)%
Client incentives	(2,155)	(1,880)	(1,560)	(275)	(320)	15%	21%
Total Operating Revenues	$10,421	$9,188	$8,065	$1,233	$1,123	13%	14%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•
Service revenues increased in fiscal 2012 primarily due to 10% growth in nominal payments volume. The growth in service revenues was greater than the growth in nominal payments volume primarily reflecting differences in geography-specific pricing. Service revenues increased in fiscal 2011 primarily due to 16% growth in nominal payments volume combined with benefits from competitive pricing actions.

•
Data processing revenues increased in fiscal 2012 primarily as a result of the implementation of our strategy to mitigate the negative impacts from the Dodd-Frank Act to some extent through pricing modifications and working with our clients and other business partners to win merchant preference to route transactions over our network. This price restructuring included the implementation of the Fixed Acquirer Network Fee, which was partially offset by reductions in certain variable fees. While data processing fees benefited from the price restructuring that became effective in the third quarter of fiscal 2012, increased merchant and acquirer incentives executed as part of this strategy resulted in higher client incentive levels, which partially offset this increase.

Data processing revenues for fiscal 2012 also benefited from overall growth in processed transactions of 5%, which reflected an anticipated decline in U.S. debit transactions processed as a result of certain provisions of the Dodd-Frank Act becoming effective the third quarter of fiscal 2012. The deceleration in processed transaction growth was led by Interlink, one of our lowest yielding products in the U.S., which decreased 51% in the second half of fiscal 2012 compared to the same prior year period. This negative impact was more than offset by solid growth in CyberSource billable transactions, Visa transactions processed outside of the U.S., U.S. credit transactions and Visa Debit transactions, which exclude Interlink.
Data processing revenues increased in fiscal 2011 primarily due to 12% growth in processed transactions and inclusion of a full year of revenue attributable to CyberSource. This growth was partially offset by the effects of negotiated pricing from certain client contracts and a change to present revenues and offsetting expenses associated with the processing of non-Visa network transactions on a net basis instead of a gross basis.

•	International transaction revenues increased in fiscal 2012 and 2011 primarily reflecting 11% and 18% growth in nominal cross-border volume, respectively.

•
Other revenues increased in fiscal 2012 primarily due to an increase in license fees as a result of payments volume growth. Other revenues decreased in fiscal 2011 primarily due to a change to present revenues and offsetting expenses related to the Visa Extras rewards program on a net basis instead of a gross basis, and as a result of a large issuer that converted away from the platform entirely in June 2010. The decrease was partially offset by increases in license fees and the inclusion of revenue from our acquired entities.

•
Client incentives increased in fiscal 2012 reflecting incentives incurred on long-term client contracts that were initiated or renewed during fiscal 2012, including a number of significant long-term merchant and acquirer contracts executed as part of our strategy to mitigate the impact of the Dodd-Frank Act. Client incentives also increased as a result of overall growth in global payments volume and certain one-time incentives incurred outside the U.S. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be in the range of 18% to 18.5% for the full 2013 fiscal year.

Increases in client incentives during fiscal 2011 reflected growth in global payments volume and incentives incurred on significant long-term client contracts that were initiated or renewed during fiscal 2011.
Operating Expenses
The following table sets forth components of our total operating expenses for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
	(in millions, except percentages)
Personnel	$1,726	$1,459	$1,222	$267	$237	18%	19%
Network and processing	414	357	425	57	(68)	16%	(16)%
Marketing	873	870	964	3	(94)	—%	(10)%
Professional fees	385	337	286	48	51	14%	18%
Depreciation and amortization	333	288	265	45	23	16%	9%
General and administrative	451	414	359	37	55	9%	15%
Litigation provision	4,100	7	(45)	4,093	52	NM	NM
Total Operating Expenses (2)	$8,282	$3,732	$3,476	$4,550	$256	NM	7%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)
Excluding the litigation provision of $4.1 billion recorded in fiscal 2012, associated with litigation covered by the retrospective responsibility plan, operating expenses for fiscal 2012 were $4.2 billion, an increase of 12% over the prior year on an adjusted basis.

•
Personnel increased in fiscal 2012 primarily due to increases in headcount throughout the organization combined with higher employee incentive-related costs. The increase also reflects annualized costs from our acquisitions of PlaySpan and Fundamo in March 2011 and June 2011, respectively. The increase in fiscal 2011 primarily reflects the inclusion of new employees from our acquisitions of CyberSource, PlaySpan and Fundamo. The increases in headcount reflect our strategy to invest for future growth, particularly outside the U.S., in support of our core business, as well as our eCommerce and mobile initiatives.

•	Network and processing increased in fiscal 2012 primarily due to higher fees paid for the operation of our processing network attributable to increased transaction volumes.
The decrease in fiscal 2011 reflects the change to present revenues and offsetting expenses associated with the processing of non-Visa network transactions on a net basis instead of on a gross basis. This decline was partially offset by increased investment in technology projects and the inclusion of CyberSource and PlaySpan activities.

•
Marketing remained flat in fiscal 2012 despite an increase in spending to support new product initiatives and our sponsorship of the 2012 Summer Olympics. We expect to incur under $1 billion of marketing expense in fiscal 2013, including incremental investment to support our key country growth strategies and new product initiatives.

The decrease in fiscal 2011 primarily reflects a change to present revenues and offsetting expenses related to the Visa Extras rewards program on a net basis instead of on a gross basis, combined with the impact of a large issuer converting away from the platform entirely in June 2010. The decline in marketing expense also reflects the absence of spending associated with the 2010 Winter Olympics and the 2010 FIFA World Cup incurred in the prior year. The decline was partially offset by the inclusion of CyberSource activity.

•	Professional fees increased in fiscal 2012 and 2011, primarily reflecting greater investment in technology projects to support our eCommerce and mobile initiatives.

•
Depreciation and amortization increased in fiscal 2012, primarily due to additional depreciation expense from our ongoing investments in technology assets and infrastructure to support our core business as well as our eCommerce and mobile initiatives.

The increase in fiscal 2011 primarily reflects the impact of newly acquired technology and intangible assets from our acquisitions of CyberSource and PlaySpan in July 2010 and March 2011, respectively, offset by the absence of depreciation and amortization on the incremental basis in assets recorded in our October 2007 reorganization, as these assets were fully depreciated as of September 30, 2010. See Note 5—Acquisitions to our consolidated financial statements.

•
General and administrative increased primarily due to travel activities in support of our international expansion, combined with the absence of unrealized foreign exchange gains recorded in fiscal 2011 upon the remeasurement of monetary asset and liabilities held by foreign subsidiaries into their functional currencies.

The increase in fiscal 2011 is primarily due to increased travel and the inclusion of CyberSource activity, combined with reserves for a potential government assessment in one of our international geographies in fiscal 2011.

•
Litigation provision in fiscal 2012 reflects a $4.1 billion accrual related to litigation covered by the retrospective responsibility plan. The credit to the provision in fiscal 2010 was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the Retailers’ litigation settlement, combined with the release of accruals for certain other legal matters settled during fiscal 2010. See Note 2—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.

Other Income (Expense)
The following table sets forth the components of our other income (expense) for the periods presented.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
	(in millions, except percentages)
Interest income (expense)	$29	$(32)	$(72)	$61	$40	NM	(55)%
Investment income	36	108	49	(72)	59	(67)%	NM
Other	3	124	72	(121)	52	(98)%	73%
Total Other Income (Expense)	$68	$200	$49	$(132)	$151	(66)%	NM

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•
Interest income for fiscal 2012 reflects the reversal of previously accrued interest associated with tax reserves for uncertainties related to the deductibility of covered litigation expense. Interest expense in fiscal 2011 reflects lower interest accretion due to declining litigation balances as well as the reversal of previously accrued interest upon the effective settlement of uncertainties surrounding the timing of certain deductions for income tax purposes. See Note 20—Income Taxes and Note 21—Legal Matters to our consolidated financial statements.

•
Investment income includes pre-tax gains of $85 million recognized in fiscal 2011 upon the sale of our investment in Visa Vale issuer Companhia Brasileira de Soluções e Serviços, or CBSS, and $20 million recognized in fiscal 2010 related to our investment in the Reserve Primary Fund.

•
Other non-operating income primarily reflects non-cash adjustments to the fair market value of the Visa Europe put option of $122 million and $79 million in fiscal 2011 and 2010, respectively. The changes in value are not subject to tax, and do not reflect any change in the likelihood that Visa Europe will exercise its option. See Note 2—Visa Europe to our consolidated financial statements.

Effective Income Tax Rate
The effective income tax rate of 3% in fiscal 2012 is lower than the effective income tax rate of 36% for fiscal 2011 and 2010, primarily due to the impact of the following in fiscal 2012:

▪	the reversal of previously recorded tax reserves associated with uncertainties related to the deductibility of covered litigation expense;

▪
a decrease in our overall state tax rate due to changes in the California apportionment rules and the associated one-time, non-cash benefit of $208 million from the remeasurement of existing net deferred tax liabilities primarily related to the $11 billion of indefinite-lived intangible assets recorded in our 2007 reorganization;

▪	a one-time benefit recognized upon initial recognition of foreign tax credits;

▪	the effect of applying the foregoing adjustments to a pre-tax income that was reduced by a $4.1 billion covered litigation provision; and

▪	the absence of nontaxable revaluations of the Visa Europe put option.
We expect our fiscal 2013 effective tax rate to increase to a more normalized range of 30% to 32%.
Adjusted effective income tax rate. Our financial results for fiscal 2012 reflect the impact of several significant items that we believe are not indicative of our financial performance in the current or future years, as they are either non-recurring, have no cash impact or are related to amounts covered by the retrospective responsibility plan. As such, we have presented our adjusted effective income tax rate in the table below, which we believe provides a clearer understanding of our operating performance for the fiscal year. Our adjusted effective income tax rate for fiscal 2012 excludes: the reversal of previously recorded tax reserves and accrued interest associated with uncertainties related to the deductibility of covered litigation expense; additional covered litigation provision recorded; and a one-time, non-cash benefit from the remeasurement of existing net deferred tax liabilities attributable to changes in the California state apportionment rules.

	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate
	(in millions, except for percentages)
As reported	$2,207	$65	3%
Reversal of tax reserves	(43)	283
Litigation provision	4,098	1,505
Remeasurement of net deferred tax liabilities	—	208
Adjusted	$6,262	$2,061	33%
Liquidity and Capital Resources
Management of Our Liquidity
We regularly evaluate cash requirements for current operations, commitments, development activities and capital expenditures, and we may elect to raise additional funds for these purposes in the future through the issuance of either debt or equity. Our treasury policies provide management with the guidelines and authority to manage liquidity risk in a manner consistent with our corporate objectives.
The objectives of our treasury policies are to:

•	provide adequate liquidity to cover operating expenditures and liquidity contingency scenarios;

•	ensure payments on required litigation settlements;

•	ensure timely completion of payments settlement activities;

•	make planned capital investments in our business;

•	pay dividends and repurchase our shares at the discretion of our board of directors; and

•	optimize income earned by investing excess cash in securities that enable us to meet our working capital and liquidity needs.
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
Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	2012	2011	2010
	(in millions)
Total cash provided by (used in):
Operating activities	$5,009	$3,872	$2,691
Investing activities	(2,414)	(2,299)	(1,904)
Financing activities	(2,655)	(3,304)	(1,542)
Effect of exchange rate changes on cash and cash equivalents	7	(9)	5
Decrease in cash and cash equivalents	$(53)	$(1,740)	$(750)
Operating activities. Total cash provided by operating activities was higher during fiscal 2012 compared to prior year, primarily reflecting higher operating revenue in fiscal 2012. We believe that cash flow generated from operating activities will be more than sufficient to meet our ongoing operational needs. Total cash provided by operating activities was higher during fiscal 2011 compared to fiscal 2010, primarily reflecting continued growth in our net income and the absence of a $682 million prepayment of our Retailers' litigation obligation in fiscal 2010.
Investing activities. Cash used in investing activities during fiscal 2012 and fiscal 2011 was relatively consistent, reflecting our continued investment in available-for-sale securities. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements. Comparatively, cash used in investing activities in fiscal 2010 primarily included $1.8 billion for the acquisition of CyberSource.
Financing activities. Cash used in financing activities during fiscal 2012, 2011 and 2010 reflects our continued commitment to return excess cash to shareholders through reduction in the as-converted class A share count, either through purchases in the open market or deposits made into the litigation escrow, and increased dividends. See Note 3—Retrospective Responsibility Plan and Note 15—Stockholders' Equity to our consolidated financial statements.
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
Funds held by our foreign subsidiaries include cash, cash equivalents and available-for-sale investment securities, both short and long-term. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of $2.6 billion, which we intend to indefinitely reinvest outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Available-for-sale investment securities. Our investment portfolio is designed to invest excess cash in securities which enable us to meet our working capital and liquidity needs. Our investment portfolio primarily consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The majority of these investments, $3.3 billion, are classified as non-current as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.
Factors that may impact the liquidity of our investment portfolio include changes to credit ratings of the securities, uncertainty related to regulatory developments, actions by central banks and other monetary authorities, and the ongoing strength and quality of credit markets. We will continue to review our portfolio in light of evolving market and economic conditions. However, if current market conditions deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired, which could adversely impact our financial results. We have policies that limit the amount of credit exposure to any one financial institution or type of investment. See Item 1A—Risk Factors.
Revolving credit facilities. In February 2008, we entered into a $3.0 billion five-year revolving credit facility with a syndicate of banks including affiliates of certain holders of shares of our class B and class C common stock and certain of our clients and affiliates of our clients. Loans under the five-year facility may be in the form of: (1) Base Rate Advance, which will bear interest at a rate equal to the higher of the Federal Funds Rate plus 0.5% and the Bank of America prime rate; (2) Eurocurrency Advance, which will bear interest at a rate equal to LIBOR (as adjusted for applicable reserve requirements) plus an applicable cost adjustment and an applicable margin of 0.11% to 0.30% based on our credit rating; or (3) U.S. Swing Loan, Euro Swing Loan, or Foreign Currency Swing Loan, which will bear interest at the rate equal to the applicable Swing Loan rate for that currency plus the same applicable margin plus additionally for Euro and Sterling loans, an applicable reserve requirement and cost adjustment. We also agreed to pay a facility fee on the aggregate commitment amount, whether used or unused, at a rate ranging from 0.04% to 0.10% and a utilization fee on loans at a rate ranging from 0.05% to 0.10% based on our credit rating. Currently, the applicable margin is 0.15%, the facility fee is 0.05% and the utilization fee is 0.05%. This facility contains certain covenants, including financial covenant requirements relating to a maximum level of debt to EBITDA and events of default customary for financings of this type. This facility expires on February 15, 2013. We are in the process of replacing this facility in fiscal 2013. There were no borrowings under this facility and we were in compliance with all covenants during and at the end of fiscal 2012.
U.S. commercial paper program. We maintain a $500 million U.S. commercial paper program, which provides for the issuance of unsecured debt with maturities up to 270 days from the date of issuance at interest rates generally extended to companies with comparable credit ratings. The commercial paper program is a source of short-term borrowed funds that may be used from time to time to cover short-term cash needs. We had no obligations outstanding under this program during and at the end of fiscal 2012. There are no financial covenants related to this program.
Universal shelf registration statement. In July 2012, we filed a registration statement with the U.S. Securities and Exchange Commission using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. The registration statement expires in July 2015.
Litigation escrow account. Pursuant to the terms of the retrospective responsibility plan, we maintain a litigation escrow account from which monetary liabilities from settlements of, or judgments in, the covered litigation will be payable. When the Company funds the litigation escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements. The balance in this account at September 30, 2012, was $4.4 billion and is reflected as restricted cash on our consolidated balance sheet. As these funds are restricted for the sole purpose of making payments related to the covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs.
Credit Ratings
At September 30, 2012, our credit ratings by Standard and Poor’s and Moody’s were as follows:

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
Uses of Liquidity

Payments settlement. Payments settlement due from and due to issuing and acquiring clients represents a substantial daily liquidity requirement. U.S. dollar settlements are typically settled within the same day and do not result in a net receivable or payable balance, while settlement currencies other than the U.S. dollar generally remain outstanding for one to two business days, consistent with industry practice for such transactions. During fiscal 2012, we often did not need to fund settlement working capital as indicated by the fact that our average daily net settlement position was a payable of $43 million, although our greatest working capital requirement was a peak net settlement receivable balance of $587 million.
Covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the covered litigation. As noted above, monetary liabilities from settlements of, or judgments in, the covered litigation are payable from the litigation escrow account. During fiscal 2012, we made $140 million in covered litigation payments that were funded from the litigation escrow account. At September 30, 2012 the litigation escrow account had an available balance of $4.4 billion. In October 2012, we made an additional payment of $350 million from the litigation escrow account to the Individual Plaintiffs' Settlement Fund. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.
Other litigation. Judgments in and settlements of litigation, other than the covered litigation, could give rise to future liquidity needs.
Reduction in as-converted shares. During fiscal 2012, total as-converted class A common stock was reduced by 22.8 million shares, using $2.4 billion of operating cash on hand. Of the $2.4 billion, $710 million was used to repurchase class A common stock in the open market. In addition, we made deposits totaling $1.7 billion of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. These deposits have the same economic effect on earnings per share as repurchasing the Company's class A common stock, because they reduce the class B conversion rate and consequently the as-converted class A common stock share count.
In July 2012, our board of directors authorized a $1 billion share repurchase program to be in effect through July 2013. At September 30, 2012, this share repurchase program had remaining authorized funds of $865 million. In October 2012, our board of directors authorized an additional $1.5 billion share repurchase program to be in effect through October 2013. All share repurchase programs authorized prior to July 2012 have been completed. See Note 15—Stockholders' Equity to our consolidated financial statements.
Dividends. During fiscal 2012, we paid $595 million in dividends. On October 24, 2012, our board of directors declared a quarterly dividend in the aggregate amount of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $221 million in connection with this dividend in December 2012. See Note 15—Stockholders' Equity to our consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by our board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. The put option provides a formula for determining the purchase price of the Visa Europe shares, which subject to certain adjustments, applies Visa Inc.'s forward price-to-earnings multiple, or the "P/E ratio" (as defined in the option agreement) at the time the option is exercised to Visa Europe's adjusted sustainable income for the forward 12-month period, or the "adjusted sustainable income" (as defined in the option agreement). The calculation of Visa Europe's adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe's adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.
At September 30, 2012, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at September 30, 2012, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe's adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.
Given the perpetual nature of the put option and the various economic conditions which could be present at the time of exercise, our ultimate obligation in the event of exercise cannot be reliably estimated. The following table calculates our total obligation assuming, for illustrative purposes only, a range of P/E ratios for Visa Inc. and assuming that Visa Europe demonstrates $100 million of adjusted sustainable income at the date of exercise. The $100 million of assumed adjusted sustainable income provided below is for illustrative purposes only. This does not represent an estimate of the amount of adjusted sustainable income Visa Europe would have been able to demonstrate at September 30, 2012, or will be able to demonstrate at any point in time in the future. Should Visa Europe elect to exercise its option, we believe it is likely that it will implement changes in its business operations to move to a for-profit model in order to maximize its adjusted sustainable income and, as a result, to increase the purchase price. The table also provides the amount of increase or decrease in the payout, assuming the same range of estimated P/E ratios, for each $25 million of adjusted sustainable income above or below the assumed $100 million demonstrated at the time of exercise. At September 30, 2012, our estimated long-term P/E ratio was 16.9x and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 1.9x. At September 30, 2012, the spot P/E ratio was 18.8x and the spot P/E differential, the difference between this ratio and the estimated spot ratio applicable to Visa Europe, was 1.8x. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

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

Pension and other postretirement benefits. We sponsor various qualified and non-qualified defined benefit pension plans that generally provide benefits based on years of service, age and eligible compensation. We also sponsor a postretirement benefit plan that provides postretirement medical benefits for retirees and dependents upon meeting minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under the Employee Retirement Income Security Act, or ERISA. Our non-qualified pension and other postretirement benefit plans are funded on a current basis. We typically fund our qualified pension plan in September of each year. Funding does not impact current period pension expense but has the positive impact of reducing future period expense for the plan. In fiscal 2012, 2011 and 2010, we made contributions to our pension and other postretirement plans of $88 million, $74 million, and $66 million, respectively. In fiscal 2013, we anticipate funding our defined benefit pension plans and postretirement plan by approximately $52 million. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets, and related tax consequences.
Capital expenditures. Our capital expenditures increased during fiscal 2012 due to investment in technology, infrastructure and growth initiatives. We expect capital expenditures to be in the $425 million to $475 million range in fiscal 2013, as we continue to make ongoing investments in technology assets and payments system infrastructure to support our core business as well as our eCommerce and mobile initiatives.
Acquisitions. There were no material acquisitions during fiscal 2012, compared to fiscal 2011, when we acquired PlaySpan and Fundamo for a total of $268 million, net of $22 million in cash received. See Note 5—Acquisitions to our consolidated financial statements. We will continue to pursue our growth initiatives and to expand our product offerings through acquisitions and strategic partnerships in the future.
Fair Value Measurements—Financial Instruments
The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2012, our financial instruments measured at fair value on a recurring basis included approximately $9.8 billion of assets and $168 million of liabilities. Of these instruments, $164 million, or less than 2%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. At September 30, 2012, debt instruments in this category included $7 million of auction rate securities. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily comprised of guarantees and indemnifications. Visa has no off-balance sheet debt, other than lease and purchase order commitments as discussed below and reflected in our contractual obligations table.
Indemnifications
We indemnify clients for settlement losses suffered by failure of any other customer to honor Visa cards, traveler's cheques, or other instruments processed in accordance with our operating regulations. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain global credit settlement risk policies and procedures to manage settlement risk which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 12—Settlement Guarantee Management to our consolidated financial statements.
In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material expected or contractually committed future obligation as of September 30, 2012. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities, or the litigation escrow account.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase orders(1)	$847	$148	$48	$—	$1,043
Leases(2)	101	123	63	64	351
Client incentives(3)	2,537	3,509	2,025	582	8,653
Marketing and sponsorship(4)	120	237	115	231	703
Litigation settlement payments(5)	4,383	—	—	—	4,383
Dividends(6)	221	—	—	—	221
Total(7,8,9)	$8,209	$4,017	$2,251	$877	$15,354

(1)
Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased and fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)	Includes both operating and capital leases for premises, equipment and software licenses, which range in terms from one to eighteen years.

(3)
Represents future cash payments for incentive agreements with select clients under various programs designed to build payments volume, increase acceptance and win merchant preference to route transactions over our network. These agreements, which range in terms from one to thirteen years, can provide card issuance and/or conversion support, volume / growth targets and marketing and program support based on specific performance requirements. Payments under these agreements will generally be offset by revenues earned from higher corresponding payments and transaction volumes. These payment amounts are estimates and will change based on customer performance, amendments to existing contracts or execution of new contracts. Related amounts disclosed in Note 18—Commitments and Contingencies to our consolidated financial statements represent the associated expected reduction of revenue related to these agreements which we estimate we will record.

(4)
Visa is a party to contractual sponsorship agreements ranging from approximately three to sixteen years. These contracts are designed to help increase Visa-branded cards and volumes. Over the life of these contracts, Visa is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa has an obligation to spend certain minimum amounts for advertising and marketing promotion over the life of the contract. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent.

(5)
Visa, MasterCard, various U.S. financial institution defendants, and the class plaintiffs signed a settlement agreement to resolve the class plaintiffs' claims in the interchange multidistrict litigation proceedings on October 19, 2012. The amount in the table represents the maximum amount expected to be paid out in fiscal 2013 under the class plaintiffs' settlement agreement and the individual plaintiffs' settlement agreement from the litigation escrow account. This amount includes the $350 million payment to the Individual Plaintiffs' Settlement Fund made in October 2012. A litigation provision of $4.1 billion for the covered litigation was booked during fiscal 2012. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.

(6)
Includes expected dividend amount of $221 million as dividends were declared on October 24, 2012 and will be paid on December 4, 2012 to all holders of record of Visa's common stock as of November 16, 2012.

(7)
We have liabilities for uncertain tax positions of $139 million. At September 30, 2012, we also accrued $20 million of interest and $7 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements, if any, associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(8)
Visa granted a perpetual put option to Visa Europe, which if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Due to the perpetual nature of the instrument and the various economic conditions, which could exist when the put is exercised, the ultimate amount and timing of Visa's obligation, if any, cannot be reliably estimated. Therefore, no amounts related to this obligation have been included in the table. However, given the range of different economic environments and circumstances under which Visa Europe could exercise its option, the ultimate purchase price could be several billion dollars or more. The fair value of the Visa Europe put option itself totaling $145 million at September 30, 2012 has also been excluded from this table as it does not represent the amount or an estimate of the amount of Visa's obligation in the event of exercise. See Liquidity and Critical Accounting Estimates sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2—Visa Europe to our consolidated financial statements.

(9)
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
Revenue Recognition—Client Incentives
Critical Estimates. We enter into incentive agreements with select clients and other business partners designed to build payments volume, increase product acceptance and win merchant preference to route transactions over our network. These incentives are primarily accounted for as reductions to operating revenues; however, if a separate identifiable benefit at fair value can be established they are accounted for as operating expenses. We generally capitalize advance incentive payments under these agreements if select criteria are met.

The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability clauses, such as early termination clauses, management's ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Incentives not yet paid are accrued systematically and rationally based on management's estimate of each client's performance. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts
Assumptions and Judgment. Estimation of client incentives relies on forecasts of payments volume, card issuance and card conversion. Performance is estimated using customer reported information, transactional information accumulated from our systems, historical information and discussions with our clients.
Impact if Actual Results Differ from Assumptions. If our clients' actual performance or recoverable cash flows are not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenue. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2012, client incentives represented 17% of gross operating revenues.
Fair Value—Visa Europe Put Option
Critical Estimates. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies our forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised to Visa Europe's projected adjusted sustainable income for the forward 12-month period, or the adjusted sustainable income (as defined in the option agreement). The calculation of Visa Europe's adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items.
Upon exercise, the key inputs to this formula, including Visa Europe's adjusted sustainable income, will be the result of negotiation between us and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price. See Note 2—Visa Europe to our consolidated financial statements for further detail regarding the calculation of the put exercise price under the agreement.
The fair value of Visa Europe's option was estimated to be approximately $145 million at September 30, 2012. While the put option is in fact non-transferable, this amount, recorded in our financial statements, represents our estimate of the amount we would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction. The fair value of the put option is computed by comparing the estimated strike price, under the terms of the put agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is defined as the estimated amount a third-party market participant might pay in an arm's length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe will never exercise its option.
While this amount represents the fair value of the put option at September 30, 2012, it does not represent the actual purchase price that we may be required to pay if the option is exercised, which could be several billion dollars or more. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Assumptions and Judgment. The most significant estimates used in the valuation of the put option are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the forward price-to-earnings multiple applicable to our common stock, as defined in the put option agreement, and that applicable to Visa Europe on a stand-alone basis at the time of exercise, which we refer to as the P/E differential.
Probability of Exercise—Exercise of the put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, under its Articles of Association). We estimate the assumed probability of exercise based on reasonably available information including, but not limited to:

(i) Visa Europe's stated intentions; (ii) indications that Visa Europe is preparing to exercise as reflected in its reported financial results; (iii) evaluation of market conditions, including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iv) qualitative factors applicable to Visa Europe's largest members, which could indicate a change in their need or desire to liquidate their investment holdings.
P/E Differential—The P/E differential is determined by estimating the relative difference in the forward price-to-earnings multiples applicable to our common stock, as defined in the put option agreement, and that applicable to Visa Europe at the time of exercise. For valuation purposes, the forward price-to-earnings multiple applicable to our common stock at the time of exercise is estimated by evaluating various quantitative measures and qualitative factors. Quantitatively, we estimate our P/E ratio by dividing the average stock price over the preceding 24 months (the “long-term P/E calculation”) and the last 30 trading dates (the “30-day P/E calculation”) prior to the measurement date by the median estimate of our net income per share for the 12 months starting with the next calendar quarter immediately following the reporting date. This median earnings estimate is obtained from the Institutional Brokers' Estimate System (I/B/E/S). We then determine the best estimate of our long-term price-to-earnings multiple for valuation purposes by qualitatively evaluating the 30-day P/E calculation as compared to the long-term P/E calculation. In this evaluation we examine both measures to determine whether differences, if any, are the result of a fundamental change in our long-term value or the result of short-term market volatility or other non-Company specific market factors that may not be indicative of our long-term forward P/E. We believe, given the perpetual nature of the put option, that a market participant would more heavily weight long-term value indicators, as opposed to short-term indicators.
Factors that might indicate a fundamental change in long-term value include, but are not limited to, changes in the regulatory environment, client portfolio, long-term growth rates or new product innovation. A consistent methodology is applied to a group of comparable public companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe. These estimates, therefore, are impacted by changes in stock prices and the financial market's expectations of our future earnings and those of the comparable companies.
Other estimates of lesser significance include growth rates and foreign currency exchange rates applied in the calculation of Visa Europe's adjusted sustainable income. The valuation model assumes a large range of annual growth rates, reflecting the different economic environments and circumstances under which Visa Europe could decide to exercise. The lowest growth rates assumed reflect Visa Europe's current business model as an association, owned by its member banks, while the highest reflect a successful shift to a for-profit model in anticipation of exercise. The scenarios with higher growth rates are assigned a significantly higher probability in the valuation model, as we believe a market participant would more heavily weight these scenarios as it is likely that, should it choose to exercise its option, Visa Europe will seek to maximize the purchase price by adopting a for-profit business model in advance of exercising the put option. The foreign exchange rate used to translate Visa Europe's results from Euros to U.S. dollars reflects a blend of forward exchange rates observed in the marketplace. The assumed timing of exercise of the put option used in the various modeled scenarios is not an overly significant assumption in the valuation, as obligations calculated in later years are more heavily discounted in the calculation of present value.
Impact if Actual Results Differ from Assumptions. In the determination of the fair value of the put option at September 30, 2012, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of approximately 1.9x. The use of a probability of exercise that is 5% higher than our estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option. The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at September 30, 2012. Classification in current liabilities is not an indication of management's expectation of exercise and simply reflects the fact that this obligation could become payable within 12 months.
Legal and Regulatory Matters
Critical Estimates. We are currently involved in various legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.
Assumptions and Judgment. We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates.
Our retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the covered litigation. The plan's mechanisms include the use of the litigation escrow account. The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. We recorded an additional accrual of $4.1 billion for the covered litigation during fiscal 2012. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.
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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential economic loss arising from adverse changes in market factors. Our exposure to financial market risks results primarily from fluctuations in foreign currency exchange rates, interest rates and equity prices. Aggregate risk exposures are monitored on an ongoing basis.
Foreign Currency Exchange Rate Risk
Although most of our activities are transacted in U.S. dollars, we are exposed to adverse fluctuations in foreign currency exchange rates. Risks from foreign currency exchange rate fluctuations are primarily related to adverse changes in the U.S. dollar value of revenues generated from foreign currency-denominated transactions and adverse changes in the U.S. dollar value of payments in foreign currencies, primarily for expenses at our non-U.S. locations. We manage these risks by entering into foreign currency forward contracts that hedge exposures of the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar denominated cash flows. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.
The aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program were $739 million and $651 million at September 30, 2012 and 2011, respectively. The aggregate notional amount of $739 million outstanding at September 30, 2012, is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. The effect of a hypothetical 10% change of the U.S. dollar is estimated to create an additional fair value gain or loss of approximately $40 million on our foreign currency forward contracts outstanding at September 30, 2012. See Note 13—Derivative Financial Instruments to our consolidated financial statements.
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
Interest Rate Risk
Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. These assets are included in cash equivalents, short-term available-for-sale investments and long-term available-for-sale investments. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. Historically, we have been able to hold investments until maturity. Our operating results or cash flows have not been, and are not expected to be, materially impacted by a sudden change in market interest rates.
The fair value balances of our fixed-rate investment securities at September 30, 2012 and 2011 were $3.0 billion and $1.2 billion, respectively. A hypothetical 100 basis point increase or decrease in interest rates would create an estimated change in fair value of approximately $42 million on our fixed-rate investment securities at September 30, 2012. The fair value balances of our adjustable-rate debt securities were $923 million and $764 million at September 30, 2012 and 2011, respectively.
Visa Europe Put Option
We have a liability related to the put option with Visa Europe which is recorded at fair value at September 30, 2012. We are required to record any change in the fair value of the put option on a quarterly basis. In the determination of the fair value of the put option at September 30, 2012, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 1.9x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option. See Liquidity and Capital Resources and Critical Accounting Estimates above.
Pension Plan Risk
Our U.S. defined benefit pension plan assets were $973 million and $783 million and projected benefit obligations were $990 million and $839 million at September 30, 2012 and 2011, respectively. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the plan, an increase in pension cost and an increase in required funding. We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for fiscal 2013, which we expect to make in September 2013.

ITEM 8.	Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Visa Inc.:
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2012. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
San Francisco, California
November 15, 2012

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
	(in millions, except par value data)
Assets
Cash and cash equivalents	$2,074	$2,127
Restricted cash—litigation escrow (Note 3)	4,432	2,857
Investment securities (Note 4)
Trading	66	57
Available-for-sale	677	1,214
Settlement receivable	454	412
Accounts receivable	723	560
Customer collateral (Note 12)	823	931
Current portion of client incentives	209	278
Deferred tax assets (Note 20)	2,027	489
Prepaid expenses and other current assets (Note 6)	301	265
Total current assets	11,786	9,190
Investment securities, available-for-sale (Note 4)	3,283	711
Client incentives	58	85
Property, equipment and technology, net (Note 7)	1,634	1,541
Other assets (Note 6)	151	129
Intangible assets, net (Note 8)	11,420	11,436
Goodwill	11,681	11,668
Total assets	$40,013	$34,760
Liabilities
Accounts payable	$152	$169
Settlement payable	719	449
Customer collateral (Note 12)	823	931
Accrued compensation and benefits	460	387
Client incentives	830	528
Accrued liabilities (Note 9)	584	562
Accrued litigation (Note 21)	4,386	425
Total current liabilities	7,954	3,451
Deferred tax liabilities (Note 20)	4,058	4,205
Other liabilities (Note 9)	371	667
Total liabilities	12,383	8,323
Commitments and contingencies (Note 18)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2012	September 30, 2011
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 535 and 520 shares issued and outstanding at September 30, 2012, and September 30, 2011, respectively (Note 15)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2012 and September 30, 2011 (Note 15)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 31 and 47 shares issued and outstanding at September 30, 2012, and September 30, 2011, respectively (Note 15)	—	—
Additional paid-in capital	19,992	19,907
Accumulated income	7,809	6,706
Accumulated other comprehensive income (loss), net
Investment securities, available-for-sale	3	—
Defined benefit pension and other postretirement plans	(186)	(186)
Derivative instruments classified as cash flow hedges	13	18
Foreign currency translation adjustments	(1)	(8)
Total accumulated other comprehensive loss, net	(171)	(176)
Total equity	27,630	26,437
Total liabilities and equity	$40,013	$34,760

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2012	2011	2010
	(in millions, except per share data)
Operating Revenues
Service revenues	$4,872	$4,261	$3,497
Data processing revenues	3,975	3,478	3,125
International transaction revenues	3,025	2,674	2,290
Other revenues	704	655	713
Client incentives	(2,155)	(1,880)	(1,560)
Total operating revenues	10,421	9,188	8,065
Operating Expenses
Personnel	1,726	1,459	1,222
Network and processing	414	357	425
Marketing	873	870	964
Professional fees	385	337	286
Depreciation and amortization	333	288	265
General and administrative	451	414	359
Litigation provision (Note 21)	4,100	7	(45)
Total operating expenses	8,282	3,732	3,476
Operating income	2,139	5,456	4,589
Other Income (Expense)
Interest income (expense)	29	(32)	(72)
Investment income (Note 4)	36	108	49
Other	3	124	72
Total other income	68	200	49
Income before income taxes	2,207	5,656	4,638
Income tax provision	65	2,010	1,674
Net income including non-controlling interest	2,142	3,646	2,964
Loss attributable to non-controlling interest	2	4	2
Net income attributable to Visa Inc.	$2,144	$3,650	$2,966

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended September 30,
	2012	2011	2010
	(in millions, except per share data)
Basic earnings per share (Note 16)
Class A common stock	$3.17	$5.18	$4.03
Class B common stock	$1.40	$2.59	$2.31
Class C common stock	$3.17	$5.18	$4.03
Basic weighted-average shares outstanding (Note 16)
Class A common stock	524	509	482
Class B common stock	245	245	245
Class C common stock	41	70	112
Diluted earnings per share (Note 16)
Class A common stock	$3.16	$5.16	$4.01
Class B common stock	$1.39	$2.58	$2.30
Class C common stock	$3.16	$5.16	$4.01
Diluted weighted-average shares outstanding (Note 16)
Class A common stock	678	707	739
Class B common stock	245	245	245
Class C common stock	41	70	112

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2012	2011	2010
	(in millions)
Net income including non-controlling interest	$2,142	$3,646	$2,964
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain (loss)	4	(1)	(10)
Income tax effect	(1)	—	4
Reclassification adjustment for net gain realized in net income including non-controlling interest	—	(4)	(1)
Income tax effect	—	2	—
Defined benefit pension and other postretirement plans	—	(117)	35
Income tax effect	—	46	(14)
Derivative instruments classified as cash flow hedges
Net unrealized gain (loss)	3	18	(28)
Income tax effect	(1)	(9)	6
Reclassification adjustment for net (gain) loss realized in net income including non-controlling interest	(14)	62	61
Income tax effect	7	(13)	(21)
Foreign currency translation adjustments	7	(9)	5
Other comprehensive income (loss), net of tax	5	(25)	37
Comprehensive income including non-controlling interest	$2,147	$3,621	$3,001
Comprehensive loss attributable to non-controlling interest	2	4	2
Comprehensive income attributable to Visa Inc.	$2,149	$3,625	$3,003

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock			Additional Paid-In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity (Deficit)
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2009	470	245	131	$21,160	$(2)	$2,219	$(188)	$4	$23,193
Net income attributable to Visa Inc.						2,966			2,966
Loss attributable to non-controlling interest								(2)	(2)
Other comprehensive income, net of tax							37		37
Comprehensive income including non-controlling interest									3,001
Issuance of restricted share awards	1								—
Conversion of class C common stock upon sale into public market	34		(34)						—
Share-based compensation (Note 17)				131					131
Excess tax benefit for share-based compensation				14					14
Cash proceeds from exercise of stock options	1			56					56
Restricted stock instruments settled in cash for taxes (1)				(14)					(14)
Cash dividends declared and paid, at a quarterly amount of $0.125 per as-converted share						(368)			(368)
Retirement of treasury stock				(2)	2				—
Repurchase of class A common stock	(13)			(551)		(449)			(1,000)
Special IPO dividends received from cost-method investees				1					1
Investment in partially-owned consolidated subsidiary				(1)				1	—
Balance as of September 30, 2010	493	245	97	$20,794	$—	$4,368	$(151)	$3	$25,014

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock			Additional Paid-In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity (Deficit)
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2010	493	245	97	$20,794	$—	$4,368	$(151)	$3	$25,014
Net income attributable to Visa Inc.						3,650			3,650
Loss attributable to non-controlling interest								(4)	(4)
Other comprehensive loss, net of tax							(25)		(25)
Comprehensive income including non-controlling interest									3,621
Issuance of restricted share awards	1								—
Vesting of restricted stock units and performance shares	1
Conversion of class C common stock upon sale into public market	50		(50)						—
Share-based compensation (Note 17)				154					154
Excess tax benefit for share-based compensation				18					18
Cash proceeds from exercise of stock options	3			99					99
Restricted stock instruments settled in cash for taxes	(1)			(22)					(22)
Cash dividends declared and paid, at a quarterly amount of $0.15 per as-converted share						(423)			(423)
Repurchase of class A common stock (Note 15)	(27)			(1,135)		(889)			(2,024)
Investment in partially-owned consolidated subsidiary				(1)				1	—
Balance as of September 30, 2011	520	245	47	$19,907	$—	$6,706	$(176)	$—	$26,437

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock			Additional Paid-In Capital	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity (Deficit)
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2011	520	245	47	$19,907	$—	$6,706	$(176)	$—	$26,437
Net income attributable to Visa Inc.						2,144			2,144
Loss attributable to non-controlling interest								(2)	(2)
Other comprehensive income, net of tax							5		5
Comprehensive income including non-controlling interest									2,147
Issuance of restricted share awards	1								—
Conversion of class C common stock upon sale into public market	16		(16)						—
Share-based compensation (Note 17)				147					147
Excess tax benefit for share-based compensation				71					71
Cash proceeds from exercise of stock options	4			174					174
Restricted stock instruments settled in cash for taxes (1)				(40)					(40)
Cash dividends declared and paid, at a quarterly amount of $0.22 per as-converted share (Note 15)						(595)			(595)
Repurchase of class A common stock (Note 15)	(6)			(264)		(446)			(710)
Purchase of non-controlling interest				(3)				2	(1)
Balance as of September 30, 2012	535	245	31	$19,992	$—	$7,809	$(171)	$—	$27,630

(1) Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2012	2011	2010
	(in millions)
Operating Activities
Net income including non-controlling interest	$2,142	$3,646	$2,964
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	2,155	1,880	1,560
Fair value adjustment for the Visa Europe put option	—	(122)	(79)
Share-based compensation	147	154	131
Excess tax benefit for share-based compensation	(71)	(18)	(14)
Depreciation and amortization of intangible assets and property, equipment and technology	333	288	265
Litigation provision and accretion (Note 21)	4,101	18	(18)
Deferred income taxes	(1,690)	164	249
Other	(8)	(104)	(32)
Change in operating assets and liabilities:
Settlement receivable	(42)	(4)	203
Accounts receivable	(161)	(79)	(7)
Client incentives	(1,757)	(1,857)	(1,386)
Other assets	(26)	2	(42)
Accounts payable	(17)	29	(21)
Settlement payable	270	36	(245)
Accrued and other liabilities	(227)	129	165
Accrued litigation	(140)	(290)	(1,002)
Net cash provided by operating activities	5,009	3,872	2,691
Investing Activities
Purchases of property, equipment, technology and intangible assets	(376)	(353)	(241)
Proceeds from disposal of property, equipment and technology	2	—	3
Investment securities, available-for-sale:
Purchases	(4,140)	(1,910)	(11)
Proceeds from sales and maturities	2,093	129	67
Purchases of / contributions to other investments	(12)	(13)	(17)
Proceeds / distributions from other investments	22	116	11
Acquisitions, net of cash received of $17, $22 and $147, respectively (Note 5)	(3)	(268)	(1,805)
Distributions from money market investment	—	—	89
Net cash used in investing activities	(2,414)	(2,299)	(1,904)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2012	2011	2010
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 15)	(710)	(2,024)	(1,000)
Dividends paid (Note 15)	(595)	(423)	(368)
Deposits into litigation escrow account—retrospective responsibility plan (Note 3)	(1,715)	(1,200)	(500)
Payments from litigation escrow account—retrospective responsibility plan (Note 3)	140	280	280
Cash proceeds from exercise of stock options	174	99	56
Excess tax benefit for share-based compensation	71	18	14
Principal payments on capital lease obligations	(6)	(10)	(12)
Payments for earn-out related to PlaySpan acquisition	(14)	—	—
Principal payments on debt	—	(44)	(12)
Net cash used in financing activities	(2,655)	(3,304)	(1,542)
Effect of exchange rate changes on cash and cash equivalents	7	(9)	5
Decrease in cash and cash equivalents	(53)	(1,740)	(750)
Cash and cash equivalents at beginning of year	2,127	3,867	4,617
Cash and cash equivalents at end of year	$2,074	$2,127	$3,867
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$2,057	$1,731	$1,291
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment, technology and intangible assets	$67	$36	$31
Interest payments on debt	$—	$3	$4

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
Note 1—Summary of Significant Accounting Policies
Organization. In a series of transactions from October 1 to October 3, 2007, Visa Inc. ("Visa" or the "Company") undertook a reorganization in which Visa U.S.A. Inc. ("Visa U.S.A."), Visa International Service Association ("Visa International"), Visa Canada Corporation ("Visa Canada") and Inovant LLC ("Inovant") became direct or indirect subsidiaries of Visa and established the retrospective responsibility plan ("the October 2007 reorganization" or "reorganization"). See Note 3—Retrospective Responsibility Plan. The reorganization was reflected as a single transaction on October 1, 2007 using the purchase method of accounting with Visa U.S.A. as the accounting acquirer. Visa Europe Limited ("Visa Europe") did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions. See Note 2—Visa Europe.
Visa is a global payments technology company that connects consumers, businesses, financial institutions and governments around the world to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A., Visa International, Visa Worldwide Pte. Limited (“VWPL”), Visa Canada, Inovant and CyberSource Corporation (“CyberSource”), operate one of the world's most advanced processing networks, VisaNet. The Company provides its clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company is not a bank and does not issue cards, extend credit or set rates and fees for consumers.
Consolidation and basis of presentation. The consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates its majority-owned and controlled entities, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company's investments in VIEs have not been material to its consolidated financial statements as of and for the periods presented. Non-controlling interests are reported as a component of equity. All significant intercompany accounts and transactions are eliminated in consolidation.
The Company has one reportable segment, “Payment Services.” The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of Visa as a single global business.
Use of estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Future actual results could differ materially from these estimates. The use of estimates in specific accounting policies is described further below as appropriate.
Cash and cash equivalents. Cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less from the date of purchase. Cash equivalents are primarily recorded at cost, which approximates fair value.
Restricted cash—litigation escrow. The Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. See Note 21—Legal Matters for a discussion of the covered litigation. The escrow funds are held in money market investments, together with the interest earned, less applicable taxes payable, and classified as restricted cash on the consolidated balance sheets. Interest earned on escrow funds is included in investment income, on the consolidated statements of operations.
Investments and fair value. The Company measures certain assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported under a three-level valuation hierarchy. The classification of the Company’s financial assets and liabilities within the hierarchy is as follows:
Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include cash equivalents (money market funds), U.S. Treasury securities and equity securities. See Note 4—Fair Value Measurements and Investments.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Level 2—Inputs to the valuation methodology can include: (1) quoted prices in active markets for similar (not identical) assets or liabilities; (2) quoted prices for identical or similar assets in non-active markets; (3) inputs other than quoted prices that are observable for the asset or liability; or (4) inputs that are derived principally from or corroborated by observable market data. The Company's Level 2 assets and liabilities include U.S. government-sponsored debt securities, commercial paper, corporate debt securities, and foreign exchange derivative instruments. See Note 4—Fair Value Measurements and Investments.
Level 3—Inputs to the valuation methodology are unobservable and cannot be corroborated by observable market data. Level 3 assets include the Company's investments in auction rate securities. Level 3 liabilities include the Visa Europe put option and the earn-out related to the PlaySpan acquisition. See Note 4—Fair Value Measurements and Investments.
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2011-04, which provides common fair value measurement and disclosure requirements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company adopted ASU 2011-04 effective January 1, 2012. The adoption did not have a material impact on the consolidated financial statements. See Note 4—Fair Value Measurements and Investments.
Trading investment securities include mutual fund equity security investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company's employees. These investments are held in a trust and are not available for the Company's operational or liquidity needs. Interest and dividend income and changes in fair value are recorded in investment income, and offset in personnel expense on the consolidated statements of operations.
Available-for-sale investment securities include investments in debt and equity securities. These securities are recorded at cost at the time of purchase and are carried at fair value. The Company considers these securities to be available-for-sale to meet working capital and liquidity needs. Investments with original maturities of greater than 90 days and stated maturities of less than one year from the balance sheet date are classified as current assets, while those with stated maturities of greater than one year from the balance sheet date are classified as non-current assets. The majority of these investments, $3.3 billion, are classified as non-current as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs. Unrealized gains and losses are reported in accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. The specific identification method is used to calculate realized gain or loss on the sale of marketable securities, which is recorded in investment income on the consolidated statements of operations. Dividend and interest income are recognized when earned and are included in investment income on the consolidated statements of operations.
The Company evaluates its debt and equity securities for other-than-temporary impairment, or OTTI, on an ongoing basis. When there has been a decline in fair value of a debt or equity security below amortized cost basis, the Company recognizes OTTI if (1) it has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company has not presented required separate disclosures because its gross unrealized loss positions in debt or equity securities for the periods presented are not material. The Company recognized $4 million of OTTI for available-for-sale securities during fiscal 2012. The Company had no OTTI for available-for-sale securities during fiscal 2011 and 2010.
The Company applies the equity method of accounting for investments in other entities when it holds between 20% and 50% ownership in the entity or when it exercises significant influence. Under the equity method, the Company’s share of each entity’s profit or loss is reflected in the other line within the other income (expense) caption on the consolidated statements of operations. The equity method of accounting is also used for flow-through entities such as limited partnerships and limited liability companies when the investment ownership percentage is equal to or greater than 5% of outstanding ownership interests, regardless of whether the Company has significant influence over the investees.
The Company applies the historical cost method of accounting for investments in other entities when it holds less than 20% ownership in the entity and does not exercise significant influence, or for flow-through entities when the investment ownership is less than 5% and the Company does not exercise significant influence. These

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

investments consist of equity holdings in non-public companies and are recorded in other assets on the consolidated balance sheets.
The Company regularly reviews investments accounted for under the cost and equity methods for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.
Financial instruments. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash-litigation escrow, trading and available-for-sale investment securities, settlement receivable and payable, customer collateral, non-marketable equity investments, settlement risk guarantee, derivative instruments, the Visa Europe put option and the earn-out provision related to the PlaySpan acquisition. See Note 4—Fair Value Measurements and Investments.
Settlement receivable and payable. The Company operates systems for authorizing, clearing and settling payment transactions worldwide. U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlement currencies other than the U.S. dollar generally remain outstanding for one to two business days, resulting in amounts due from and to clients. These amounts are presented as settlement receivable and payable on the consolidated balance sheets, respectively.
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
Client incentives. The Company enters into incentive agreements with select clients and other business partners designed to build payments volume, increase product acceptance and win merchant preference to route transactions over our network. These incentives are primarily accounted for as reductions to operating revenues or as operating expenses if a separate identifiable benefit at fair value can be established. The Company generally capitalizes advance incentive payments under these agreements if select criteria are met. The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability clauses, such as early termination clauses, management's ability and intent to enforce the recoverability clauses and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Incentives not yet paid are accrued systematically and rationally based on management's estimate of each client's performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Property, equipment and technology, net. Property, equipment and technology are recorded at historical cost less accumulated depreciation and amortization, which are computed on a straight-line basis over the asset’s estimated useful life. Depreciation and amortization of technology, furniture, fixtures and equipment are computed over estimated useful lives ranging from 2 to 7 years. Capital leases are amortized over the lease term and leasehold improvements are amortized over the shorter of the useful life of the asset or lease term. Building improvements are depreciated between 3 and 40 years, and buildings are depreciated over 40 years. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life. Land and construction-in-progress are not depreciated. Fully depreciated assets are retained in property, equipment and technology, net, until removed from service.
Technology includes purchased and internally developed software, including technology assets obtained through acquisitions. Internally developed software represents software primarily used by the VisaNet electronic payment network and CyberSource platform. Internal and external costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life. Acquired technology assets are initially recorded at fair value and amortized on a straight-line basis over the estimated useful life.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

The Company evaluates the recoverability of long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value.
Leases. The Company enters into operating and capital leases for the use of premises, software and equipment. Rent expense related to operating lease agreements which may or may not contain lease incentives is primarily recorded on a straight-line basis over the lease term.
Intangible assets, net. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.
Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and tradenames obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 15 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2012. See Note 5—Acquisitions and Note 8—Intangible Assets, Net.
Indefinite-lived intangible assets consist of tradename, customer relationships and the Visa Europe franchise right acquired in the October 2007 reorganization. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company tests each category of indefinite-lived intangible assets for impairment on an aggregate basis, which may require the allocation of cash flows and/or an estimate of fair value to the assets or asset group. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The Company relies on a number of factors when completing impairment assessments, including a review of discounted future cash flows, business plans and the use of present value techniques.
The Company completed its annual impairment review of indefinite-lived intangible assets as of February 1, 2012, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company's indefinite-lived intangible assets existed as of September 30, 2012.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of February 1, or more frequently if events or changes in circumstances indicate that impairment may exist.
Effective October 1, 2011, the Company adopted ASU 2011-08, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step test first compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The adoption did not have a material impact on the consolidated financial statements.
The Company evaluated its goodwill for impairment on February 1, 2012, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2012.
Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company's defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company's estimates. Litigation accruals associated with settled obligations to be paid over

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

periods longer than one year are recorded at the present value of future payment obligations. The obligation is accreted to its full payment value with the corresponding accretion charge included in interest expense on the consolidated statements of operations. The Company expenses legal costs as incurred in professional fees. See Note 21—Legal Matters.
Revenue recognition. The Company's operating revenues are comprised principally of service revenues, data processing revenues, international transaction revenues and other revenues, reduced by costs incurred under client incentives arrangements. The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
Service revenues consist primarily of revenues earned for providing clients with a supported global business infrastructure and for services which support the various product platforms that enable clients to deliver Visa products and payment services. Current quarter service revenues are primarily assessed using a calculation of pricing applied to the prior quarter's payments volume. The Company also earns revenues from assessments designed to support ongoing acceptance and volume growth initiatives, which are recognized in the same period the related volume is transacted.
Data processing revenues represent revenues earned for authorization, clearing, settlement, transaction processing services, network access and other maintenance and support services that facilitate transaction and information processing among the Company's clients globally and Visa Europe. Data processing revenues are also earned for transactions processed by CyberSource's online payment gateway and PlaySpan's virtual goods payment platform. Data processing revenues are recognized in the same period the related transactions occur or services are rendered.
International transaction revenues are earned for processing cross-border transactions, and currency conversion activities. Cross-border transactions arise when the cardholder's issuer country is different from the merchant's country. International transaction revenues are generally driven by cross-border payments and cash volume.
Other revenues consist primarily of license fees for use of the Visa brand, revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement (see Note 2—Visa Europe), fees from cardholder services, licensing and certification and certain activities related to the Company's acquired entities. Other revenues also include optional service or product enhancements, such as extended cardholder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are rendered.
Marketing. The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Sponsorship costs are recognized over the period in which the Company benefits from the sponsorship rights. Promotional items are expensed as incurred, when the related services are received, or when the related event occurs.
Income taxes. The Company's income tax expense consists of two components: current and deferred. Current income tax expense represents taxes paid or payable for the current period. Deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis of existing assets and liabilities, and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portions that are not expected to be realized based on the level of historical taxable income, projections of future taxable income over the periods in which the temporary differences are deductible, and qualifying tax planning strategies.
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to uncertain tax positions in other income (expense) in the consolidated statements of operations. The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. Foreign taxes paid have

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

historically been deducted to reduce federal income taxes payable. The Company intends to elect to claim foreign tax credits in any given year if such election is beneficial to the Company.
Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on a "bond duration matching" methodology, which reflects the matching of projected plan obligation cash flows to an average of high-quality corporate bond yield curves whose duration matches the projected cash flows. The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, approximately 8 years for United States plans. Other assumptions involve demographic factors such as retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.
The Company recognizes the funded status of its benefit plans in its consolidated balance sheets as other assets, accrued liabilities, and other liabilities. The Company recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, when certain thresholds are met. See Note 11—Pension, Postretirement and Other Benefits.
Foreign currency remeasurement and translation. The Company's functional currency is the U.S. dollar for the majority of its foreign operations. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations.
For certain foreign operations, the Company's functional currency may be the local currency in which a foreign subsidiary executes its business transactions. Translation from the local currency to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
Derivative financial instruments. The Company uses forward foreign exchange contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted operational cash flows. Derivatives are carried at fair value on a gross basis in either prepaid and other current assets or accrued liabilities on the consolidated balance sheets. Gains and losses resulting from changes in fair value of derivative instruments are accounted for either in accumulated other comprehensive income (loss) on the consolidated balance sheets, or in the consolidated statements of operations (in the corresponding account where revenue or expense is hedged, or to general and administrative for hedge amounts determined to be ineffective) depending on whether they are designated and qualify for hedge accounting. Fair value represents the difference in the value of the derivative financial instruments at the contractual rate and the value at current market rates, and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments.
Additional disclosures that demonstrate how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows have not been presented because the impact of derivative instruments is immaterial to the overall consolidated financial statements. See Note 13—Derivative Financial Instruments.
Guarantees and indemnifications. The Company recognizes an obligation at inception for guarantees and indemnifications that qualify for recognition, regardless of the probability of occurrence. The Company indemnifies issuing and acquiring clients from settlement losses suffered by the failure of any other customer to honor drafts, travelers cheques, or other instruments processed in accordance with Visa's operating regulations. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

sheets and is described in Note 12—Settlement Guarantee Management. The Company also indemnifies Visa Europe for any claims brought against Visa Europe arising out of the provision of services by Visa's customer financial institutions, as described in Note 2—Visa Europe.
Share-based compensation. The Company recognizes share-based compensation cost using the fair value method of accounting. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance- and market-condition-based awards is recognized on a graded-vesting basis. The amount is initially estimated based on target performance and is adjusted as appropriate based on management's best estimate throughout the performance period. See Note 17—Share-based Compensation.
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
In June 2011, the FASB issued ASU 2011-05, which impacts the presentation of comprehensive income. The guidance requires components of other comprehensive income to be presented with net income to arrive at total comprehensive income. This ASU impacts presentation only and does not impact the underlying components of other comprehensive income or net income. In December 2011, the FASB issued an amendment to ASU 2011-05, which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. All other components of ASU 2011-05 are effective October 1, 2012. Adoption is not expected to have a material impact on the consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The standard will be adopted on October 1, 2012, and is not expected to have a material impact on the consolidated financial statements.
Note 2—Visa Europe
As part of Visa's October 2007 reorganization, Visa Europe exchanged its ownership interest in Visa International and Inovant for Visa common stock, a put-call option agreement and a Framework Agreement, as described below.
Visa Europe Put Option Agreement. The Company granted Visa Europe a perpetual put option, which if exercised, will require Visa to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The Company is required to purchase the shares of Visa Europe no later than 285 days after exercise of the put option. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.'s forward price-to-earnings multiple, or the P/E ratio (as defined in the option agreement), at the time the option is exercised to Visa Europe's adjusted sustainable income for the forward 12-month period (as defined in the option agreement), or the adjusted sustainable income. The calculation of Visa Europe's adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe's adjusted sustainable income, will be the result of negotiation between the Company and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.
The fair value of the put option represents the value of Visa Europe's option, which, under certain conditions,

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

could obligate the Company to purchase its member equity interest for an amount above fair value. The fair value of the put option does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. While the put option is in fact non-transferable, its fair value represents the Company's estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction.
The fair value of the put option is computed by comparing the estimated strike price, under the terms of the Put agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is defined as the estimated amount a third-party market participant might pay in an arm's-length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe will never exercise its option.
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
Exercise of the put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, under its Articles of Association). The Company estimates the assumed probability of exercise based on reasonably available information including, but not limited to: (i) Visa Europe's stated intentions; (ii) indications that Visa Europe is preparing to exercise as reflected in its reported financial results; (iii) evaluation of market conditions, including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iv) qualitative factors applicable to Visa Europe's largest members, which could indicate a change in their need or desire to liquidate their investment holdings. Factors impacting the assumed P/E differential used in the calculation include material changes in the P/E ratio of Visa and those of a group of comparable companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe.
The Company determined the fair value of the put option to be approximately $145 million at September 30, 2012 and 2011. In determining the fair value of the put option on these dates, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 1.9x. During fiscal 2011, the Company reduced the value of the put option by $122 million, recording non-cash, non-operating other income in the consolidated statement of operations. The decrease in the value of the put option reflects the overall decrease in Visa's P/E during fiscal 2012 and 2011 as compared to fiscal 2010, and does not reflect any change in the likelihood that Visa Europe will exercise its option. Reductions in the fair value of the put option are recorded as non-cash other non-operating income in the Company's consolidated statements of operations.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on our consolidated balance sheet at September 30, 2012. Classification in current liabilities is not an indication of management's expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.
Visa Call Option Agreement. Visa Europe granted to Visa a perpetual call option under which the Company may be entitled to purchase all of the share capital of Visa Europe. The Company may exercise the call option in the event of certain triggering events. These triggering events involve the performance of Visa Europe measured as an unremediated decline in the number of merchants or ATM's in the Visa Europe region that accepts Visa-branded products. The Company believes the likelihood of these triggers occurring is remote.
The Framework Agreement. The relationship between Visa and Visa Europe is governed by a Framework Agreement, which provides for trademark and technology licenses and bilateral services as described below.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

intellectual property to its members and other sublicensees under agreed upon circumstances.
The base fee for these irrevocable and perpetual licenses is recorded in other revenues and was approximately $143 million per year for fiscal 2012, 2011 and 2010. This fee is eligible for adjustment annually based on the annual growth of the gross domestic product of the European Union, although the adjustment can never reduce the annual fee below $143 million. The Company determined through an analysis of the fee rates implied by the economics of the agreement that the base fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximates fair value.
In addition to the licenses, Visa provides Visa Europe with authorization, clearing and settlement services for cross-border transactions involving Visa Europe's region and the rest of the world. Visa Europe must comply with certain agreed upon global rules governing the interoperability of Visa's systems with the systems of Visa Europe as well as the use and interoperability of the Visa trademarks. The parties will also guarantee the obligations of their respective clients and members to settle transactions, manage certain relationships with sponsors, clients and merchants, and comply with rules relating to the operation of the Visa enterprise. The Company will indemnify Visa Europe for claims arising from activities in the field of financial payment and processing services brought outside Visa Europe's region and Visa Europe will indemnify Visa for any likewise claims brought within Visa Europe's region. The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be nominal at September 30, 2012 and 2011, respectively. The Company has determined that the value of services exchanged as a result of these various agreements approximates fair value at September 30, 2012 and 2011, respectively.
Note 3—Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “covered litigation." These mechanisms are included in and referred to as the retrospective responsibility plan, or the plan, and consist of a litigation escrow agreement, the conversion feature of the Company's shares of class B common stock, the indemnification obligations of the Visa U.S.A. members, an interchange judgment sharing agreement and a loss sharing agreement.
Covered litigation consists of:

•	The Discover Litigation. Discover Financial Services Inc. v. Visa U.S.A. Inc., Case No. 04-CV-07844 (S.D.N.Y) (settled);

•
The American Express Litigation. American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al., No. 04-CV-0897 (S.D.N.Y.), which we refer to as the American Express litigation (settled);

•	The Attridge Litigation. Attridge v. Visa U.S.A. Inc. et al., Case No. CGC-04-436920 (Cal. Super.);

•
The Interchange Litigation. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.) or MDL 1720, including all cases currently included in MDL 1720, any other case that includes claims for damages relating to the period prior to our initial public offering that has been or is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction and Kendall v. Visa U.S.A., Inc. et al., Case No. CO4-4276 JSW (N.D. Cal.); and

•
any claim that challenges the reorganization or the consummation thereof; provided that such claim is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction.

Litigation escrow agreement. In accordance with the litigation escrow agreement, the Company maintains an escrow account, from which settlements of, or judgments in, the covered litigation are paid. The amount of the escrow is determined by the board of directors and the Company's litigation committee, all members of which are affiliated with, or act for, certain Visa U.S.A. members. The escrow funds are held in money market investments along with the interest earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets.
The following table sets forth the changes in the litigation escrow account:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

	Fiscal 2012	Fiscal 2011
	(in millions)
Balance at October 1	$2,857	$1,936
Deposits into the litigation escrow account	1,715	1,200
American Express settlement payments	(140)	(280)
Interest earned, less applicable taxes	—	1
Balance at September 30	$4,432	$2,857
Individual Plaintiffs' Settlement Fund payment—(See Note 21—Legal Matters)	(350)
Balance at October 29	$4,082
An accrual for the covered litigation and a change to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to recommendations made by the litigation committee. The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company recorded an additional $4.1 billion accrual for the covered litigation during fiscal 2012. See Note 21—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same effect on earnings per share as repurchasing the Company's class A common stock, by reducing the class B conversion rate and consequently the as-converted class A common stock share count. See Note 15—Stockholders' Equity.
Indemnification obligations. To the extent that amounts available under the litigation escrow arrangement and agreements in the plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.'s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.'s certificate of incorporation and bylaws and in accordance with their membership agreements.
Interchange judgment sharing agreement. Visa U.S.A. and Visa International have entered into an interchange judgment sharing agreement with certain Visa U.S.A. members that have been named as defendants in the interchange litigation, which is described in Note 21—Legal Matters. Under this judgment sharing agreement, Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of MasterCard.
Loss sharing agreement. Visa has entered into a loss sharing agreement with Visa U.S.A., Visa International and certain Visa U.S.A. members. The loss sharing agreement provides for the indemnification of Visa U.S.A., Visa International and, in certain circumstances, Visa with respect to: (i) the amount of a final judgment paid by Visa U.S.A. or Visa International in the covered litigation after the operation of the interchange judgment sharing agreement, plus any amounts reimbursable to the interchange judgment sharing agreement signatories; or (ii) the damages portion of a settlement of a covered litigation that is approved as required under Visa U.S.A.'s certificate of incorporation by the vote of Visa U.S.A.'s specified voting members. The several obligation of each bank that is a party to the loss sharing agreement will equal the amount of any final judgment enforceable against Visa U.S.A., Visa International or any other signatory to the interchange judgment sharing agreement, or the amount of any approved settlement of a covered litigation, multiplied by such bank's then-current membership proportion as calculated in accordance with Visa U.S.A.'s certificate of incorporation.
Omnibus agreement. Visa entered into an omnibus agreement with MasterCard and certain Visa U.S.A. members that confirmed and memorialized the signatories’ intentions with respect to the loss sharing agreement, the interchange judgment sharing agreement and other agreements relating to the interchange litigation. The Visa portion of a settlement or judgment in the interchange litigation covered by the omnibus agreement would be allocated in accordance with specified provisions of the retrospective responsibility plan. See Note 21—Legal Matters.
Note 4—Fair Value Measurements and Investments

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Fair Value Measurements
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3
	2012	2011	2012	2011	2012	2011
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds	$5,676	$4,225
U.S. government-sponsored debt securities			$—	$175
Commercial paper			93	—
Investment securities
U.S. government-sponsored debt securities			2,821	1,568
U.S. Treasury securities	1,066	350
Equity securities	68	57
Corporate debt securities			63	—
Auction rate securities					$7	$7
Prepaid and other current assets
Foreign exchange derivative instruments			13	30
	$6,810	$4,632	$2,990	$1,773	$7	$7
Liabilities
Accrued liabilities
Visa Europe put option					$145	$145
Earn-out related to PlaySpan acquisition					12	24
Foreign exchange derivative instruments			$11	$7
There were no significant transfers between Level 1 and Level 2 assets during fiscal 2012.
Level 1 assets measured at fair value on a recurring basis. Cash equivalents (money market funds), U.S. Treasury securities and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of government-sponsored and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from additional pricing sources and confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2012.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive change to the valuation techniques and related inputs used to measure fair value during fiscal 2012.
Visa Europe put option agreement. The Company has granted Visa Europe a perpetual put option which is carried at fair value in accrued liabilities on the consolidated balance sheets. The fair value of the put option was

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

$145 million at September 30, 2012 and 2011. During fiscal 2011, the Company reduced the value of the put option by $122 million, recording non-cash, non-operating income in the consolidated statement of operations. See Note 2—Visa Europe. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option and the estimated P/E differential are among several unobservable inputs used to value the put option.
Earn-out related to PlaySpan acquisition. In connection with the PlaySpan acquisition, the Company initially recorded a liability of $24 million to reflect the fair value of a potential earn-out provision included in the purchase agreement. The liability is classified as Level 3 due to a lack of observable inputs, such as the likelihood of meeting certain future revenue targets and other milestones. The fair value of the earn-out decreased to $12 million at September 30, 2012, primarily reflecting payments made upon achievement of certain revenue targets and other milestones during fiscal 2012. The remaining liability related to the earn-out is included in accrued liabilities on the consolidated balance sheets. Changes in fair value are included in general and administrative expense on the consolidated statements of operations. See Note 5—Acquisitions and Note 8—Intangible Assets, Net.
A separate roll-forward of Level 3 investments measured at fair value on a recurring basis is not presented because the primary activities during fiscal 2012 and 2011 are already discussed above.
Assets Measured at Fair Value on a Nonrecurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The Company recognized a $2 million OTTI during fiscal 2012, compared with no impairment charges during fiscal 2011 and $3 million impairment loss recognized during fiscal 2010. At September 30, 2012 and 2011, these investments totaled $86 million and $100 million, respectively. These assets are classified in other assets on the consolidated balance sheets. See Note 6—Prepaid Expenses and Other Assets.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a nonrecurring basis. Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and tradenames obtained through acquisitions. See Note 5—Acquisitions.
The Company primarily uses an income approach for estimating the fair values of goodwill and indefinite-lived intangible assets when testing for and recording impairment, if any. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified in Level 3 of the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2012, and concluded there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2012. See Note 1—Summary of Significant Accounting Policies.
Other Financial Instruments not Measured at Fair Value
Certain financial instruments are not measured at fair value on the Company's consolidated balance sheet but require disclosure of their fair values, including cash, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at September 30, 2012, approximates their carrying value due to their generally short maturities.
Investments
Trading Investment Securities
Trading investment securities include mutual fund equity security investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company's

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

employees. These investments are held in a trust and are not available for the Company's operational or liquidity needs. See Note 1—Summary of Significant Accounting Policies. As of September 30, 2012 and 2011, trading investment securities totaled $66 million and $57 million, respectively.
Available-for-sale Investment Securities
The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities are as follows:

	September 30, 2012				September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. Treasury securities	$1,065	$1	$—	$1,066	$350	$—	$—	$350
U.S. government-sponsored debt securities	2,818	3	—	2,821	1,568	—	—	1,568
Corporate debt securities	63	—	—	63	—	—	—	—
Auction rate and equity securities	11	—	(1)	10	7	—	—	7
Total	$3,957	$4	$(1)	$3,960	$1,925	$—	$—	$1,925
Less: current portion of available-for-sale investment securities				(677)				(1,214)
Long-term available-for-sale investment securities				$3,283				$711
The available-for-sale investment securities primarily include U.S. Treasury securities, U.S. government-sponsored debt securities and corporate debt securities. Available-for-sale debt securities are presented below in accordance with their stated maturities. The majority of these investments, $3.3 billion, are classified as non-current, as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

	Amortized Cost	Fair Value
	(in millions)
September 30, 2012:
Due within one year	$674	$674
Due after 1 year through 5 years	3,272	3,276
Due after 5 years through 10 years	—	—
Due after 10 years	7	7
Total	$3,953	$3,957
Investment Income
Investment income consisted of the following:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

	For the Years Ended September 30,
	2012	2011	2010
	(in millions)
Interest and dividend income on cash and investments	$17	$16	$26
Gain on other investments	17	92	20
Investment securities—trading:
Unrealized (losses) gains, net	9	(5)	3
Realized gains (losses), net	(1)	1	1
Investment securities—available-for-sale:
Realized gains (losses), net	—	4	2
Other-than-temporary impairment on investments	(6)	—	(3)
Investment income	$36	$108	$49
The gain on other investments in fiscal 2011 primarily includes the pre-tax gain from the sale of the Company's equity interest in Visa Vale issuer Companhia Brasileira de Soluções e Serviços, or CBSS, of $85 million. The gain on other investments in fiscal 2010 includes the pre-tax gain of $20 million related to the Company's investment in the Reserve Primary Fund.
Note 5—Acquisitions
The consolidated financial statements include the operating results of Fundamo, PlaySpan and CyberSource from the date of the respective acquisition. None of the additional goodwill recognized in these acquisitions is expected to be deductible for tax purposes.
Fundamo Acquisition. On June 9, 2011, the Company acquired Fundamo, a leading platform provider of mobile financial services for mobile network operators and financial institutions in developing economies. The acquisition was made to accelerate the execution of Visa's global strategy to provide for the next generation of payments solutions and to provide long-term growth opportunities to connect billions of unbanked or under-banked consumers to each other and to the global economy with a secure, reliable and globally accepted form of payment.
Total purchase consideration was $110 million, paid with cash on hand. The following table summarizes the purchase price allocation.

Fair Value
(in millions)
Tangible assets, net (1)	$27
Finite-lived intangible assets with a weighted-average useful life of 5 years	5
Goodwill	80
Net deferred tax liabilities	(2)
Net assets acquired	$110

(1)
Tangible assets, net, include $25 million of technology assets acquired, which have a useful life of 5 years and are recognized in property, equipment and technology, net, on the consolidated balance sheets.

PlaySpan Acquisition. On March 1, 2011, the Company acquired PlaySpan, a privately held company whose payments platform processes transactions for digital goods in online games, digital media and social networks around the world. The acquisition of PlaySpan was made to extend Visa's capabilities in digital, eCommerce and mobile commerce in order to expand the scope of payment services available to clients and consumers.
The following table presents the total purchase consideration for the PlaySpan acquisition.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

	Potential Purchase Consideration	Accounting Purchase Consideration
	(in millions)
Cash paid	$180	$180
Earn-out provision(1)	40	40
Less: Employee compensation(2)		(12)
Valuation adjustment(3)		(4)
Fair value of earn-out provision (See Note 4—Fair Value Measurements and Investments)		24
Fair value of stock options issued(4)	5
Total purchase consideration	$225	$204

(1)	The acquisition agreement includes a potential earn-out provision of up to $40 million, should PlaySpan achieve certain revenue targets and other milestones.

(2)	The amount reflects personnel expense related to the earn-out provision incurred during the performance period.

(3)	Adjustment to reflect the earn-out provision at fair value based on the assumed likelihood of the future revenue targets and other milestones being met.

(4)	The Company issued non-qualified stock options to replace unvested, in-the-money stock options held by PlaySpan employees. See Note 17—Share-based Compensation.
The following table summarizes the allocation of the accounting purchase consideration.

Fair Value
(in millions)
Tangible assets, net(1)	$67
Finite-lived intangible assets with a weighted-average useful life of 2.8 years	15
Goodwill	141
Net deferred tax liabilities	(19)
Net assets acquired	$204

(1)
Tangible assets, net, include $56 million of technology assets acquired, which have a weighted-average useful life of 5 years and are recognized in property, equipment and technology, net, on the consolidated balance sheets.

CyberSource Acquisition. On July 21, 2010, the Company completed its acquisition of all of the outstanding shares of common stock of CyberSource Corporation, a leading provider of electronic payment, risk management and payment security solutions to online merchants. The acquisition was executed to accelerate the growth of Visa's eCommerce category and enhance the value of the Company's network, product and service offerings to financial institutions, merchants, partners and consumers.
Total purchase consideration was approximately $2 billion, paid with cash on hand as follows:

Purchase Consideration
(in millions)
Acquisition of approximately 72 million shares of outstanding common stock of CyberSource at $26.00 per share	$1,866
Fair value of earned stock options settled	86
Total purchase price	$1,952
Total purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date. Excess purchase consideration over net assets assumed was recorded as $1.2 billion of goodwill, which represents the value that is expected from

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

expanding the Company's online payment and related fraud and security management capabilities, and other synergies. The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. Of the $1.2 billion, approximately $0.8 billion was allocated to a second reporting unit. The remainder was allocated to the Company's original reporting unit to reflect the incremental growth and synergy this acquisition will provide to the Company's existing business. The following table summarizes the purchase price allocation.

Fair Value
Tangible assets and liabilities	(in millions)
Current assets	$259
Non-current assets(1)	150
Current liabilities	(45)
Non-current liabilities	(256)
Intangible assets	605
Goodwill	1,239
Net assets acquired	$1,952

(1)
Non-current assets include $122 million of technology assets acquired, which have a weighted-average useful life of 7 years and are recognized in property, equipment and technology, net, on the consolidated balance sheets.

The following table summarizes the fair value of the acquired intangible assets. See Note 8—Intangible Assets, Net.

	Fair Value	Weighted-Average Useful Life
	(in millions)
Customer relationships	$320	10
Reseller relationships	95	9
Tradenames	190	15
Total amortizable intangible assets	$605	12
In connection with the acquisition, unvested in-the-money stock options held by CyberSource employees on the acquisition date were terminated and replaced with approximately 1.6 million of the Company’s non-qualified stock options, with a total fair value of approximately $46 million to be expensed over a period of three years from the original grant date of the CyberSource options. See Note 17—Share-based Compensation. The Company also expensed as incurred approximately $13 million of acquisition-related costs during fiscal 2010, which consisted primarily of professional fees related to closing the transaction. There was no contingent consideration related to the acquisition.
Note 6—Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

	September 30, 2012	September 30, 2011
	(in millions)
Prepaid expenses and maintenance	$69	$96
Income tax receivable—(See Note 20—Income Taxes)	179	112
Foreign exchange derivative instruments—(See Note 13—Derivative Financial Instruments)	13	30
Other	40	27
Total	$301	$265
Other non-current assets consisted of the following:

	September 30, 2012	September 30, 2011
	(in millions)
Other investments—(See Note 4—Fair Value Measurements and Investments)	$86	$100
Pension asset—(See Note 11—Pension, Postretirement and Other Benefits)	23	—
Long-term prepaid expenses and other	42	29
Total	$151	$129
Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30, 2012	September 30, 2011
	(in millions)
Land	$71	$71
Buildings and building improvements	751	719
Furniture, equipment and leasehold improvements	837	755
Construction-in-progress	69	89
Technology	1,353	1,115
Total property, equipment and technology	3,081	2,749
Accumulated depreciation and amortization	(1,447)	(1,208)
Property, equipment and technology, net	$1,634	$1,541
Increases to net property, equipment and technology in fiscal 2012 primarily reflect the Company's investment in payments system infrastructure. Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by VisaNet. At September 30, 2012 and 2011, accumulated amortization for technology was $812 million and $677 million, respectively.
At September 30, 2012, estimated future amortization expense on technology was as follows:

Fiscal (in millions)	2013	2014	2015	2016	2017 and thereafter	Total
Estimated future amortization expense	$148	$132	$120	$88	$53	$541
Depreciation and amortization expense related to property, equipment and technology was $265 million, $225 million and $265 million for fiscal 2012, 2011 and 2010, respectively. Included in those amounts was amortization expense on technology of $132 million, $102 million and $137 million for fiscal 2012, 2011 and 2010, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Note 8—Intangible Assets, Net
At September 30, 2012 and 2011, the Company’s indefinite-lived intangible assets consisted of customer relationships of $6.8 billion, Visa tradename of $2.6 billion and a Visa Europe franchise right of $1.5 billion, all of which were acquired as part of the Company’s October 2007 reorganization. Customer relationships represent the value of relationships with clients outside of the U.S., excluding the European Union. Tradename represents the value of the Visa brand outside of the U.S., excluding the European Union. Visa Europe’s franchise right represents the value of the right to franchise the use of the Visa brand, use of Visa technology and access to the overall Visa network in the European Union.
The Company acquired finite-lived intangible assets primarily related to the CyberSource, PlaySpan and Fundamo acquisitions during fiscal 2011 and 2010. See Note 5—Acquisitions.
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30, 2012			September 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$339	$(84)	$255	$337	$(44)	$293
Tradenames	192	(28)	164	192	(15)	177
Reseller relationships	95	(25)	70	95	(13)	82
Other	52	(4)	48	2	(1)	1
Total finite-lived intangible assets	$678	$(141)	$537	$626	$(73)	$553
Indefinite-lived intangible assets			$10,883			$10,883
Total intangible assets, net			$11,420			$11,436
Amortization expense related to finite-lived intangible assets was $68 million, $63 million and $10 million for fiscal 2012, 2011 and 2010, respectively. At September 30, 2012, estimated future amortization expense on finite-lived intangible assets is as follows:

Fiscal (in millions)	2013	2014	2015	2016	2017 and thereafter	Total
Estimated future amortization expense	$69	$66	$62	$49	$291	$537
There was no impairment related to the Company’s indefinite-lived or finite-lived intangible assets during fiscal 2012, 2011 or 2010.
Note 9—Accrued and Other Liabilities
Accrued liabilities consisted of the following:

	September 30, 2012	September 30, 2011
	(in millions)
Accrued operating expenses	$194	$175
Visa Europe put option—(See Note 2—Visa Europe)(1)	145	145
Deferred revenue	59	63
Accrued marketing and product expenses	22	36
Accrued income taxes—(See Note 20—Income taxes)	58	63
Other	106	80
Total	$584	$562

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Other long-term liabilities consisted of the following:

	September 30, 2012	September 30, 2011
	(in millions)
Accrued income taxes—(See Note 20—Income Taxes)	$171	$468
Employee benefits	93	106
Other	107	93
Total	$371	$667

(1)
The put option is exercisable at any time at the sole discretion of Visa Europe with payment required 285 days thereafter. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.

Note 10—Debt
U.S. Commercial Paper Program. Visa maintains a U.S. commercial paper program to support its working capital requirements and for general corporate purposes. This program allows the Company to issue up to $500 million of unsecured debt securities, with maturities up to 270 days from the date of issuance and at interest rates generally extended to companies with comparable credit ratings. The Company had no outstanding obligations under this program during and at the end of fiscal 2012 and 2011.
Revolving Credit Facilities. In 2008, Visa entered into a $3.0 billion five-year revolving credit facility (the “February 2008 Agreement”). The February 2008 Agreement matures on February 15, 2013, and contains covenants and events of defaults customary for facilities of this type. The participating lenders in this revolving credit facility include affiliates of certain holders of the Company’s class B and class C common stock and certain of the Company’s clients or affiliates of its clients. This revolving credit facility is maintained to provide liquidity in the event of settlement failures by the Company's clients, to back up the commercial paper program and for general corporate purposes.
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
There were no borrowings under the revolving credit facility and the Company was in compliance with all related covenants during and at the end of fiscal 2012 and 2011.
Note 11—Pension, Postretirement and Other Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States. The Company uses a September 30 measurement date for its pension and other postretirement benefit plans.
Defined Benefit Pension Plan
The defined benefit pension plan benefits are based on years of service, age, and eligible compensation. Prior to January 1, 2011, employees hired before January 1, 2008, earned benefits based on their pay during their last five years of employment. Employees hired or rehired on or after January 1, 2008, earned benefits based on a cash

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

balance formula. Effective January 1, 2011, all employees began accruing benefits under the cash balance formula and ceased accruing benefits under any other formula. An employee’s cash balance account is credited with an amount equal to 6% of eligible compensation plus interest based on 30-year Treasury securities. The funding policy is to contribute annually no less than the minimum required contribution under ERISA.
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
Summary of Plan Activities
Change in Benefit Obligation:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
Benefit obligation—beginning of fiscal year	$839	$743	$38	$34
Service cost	38	41	—	—
Interest cost	40	38	1	1
Actuarial loss (gain)	132	77	(3)	7
Benefit payments	(60)	(63)	(4)	(4)
Settlements	1	3	—	—
Benefit obligation—end of fiscal year	$990	$839	$32	$38
Accumulated benefit obligation	$982	$839	NA	NA
Change in Plan Assets:
Fair value of plan assets—beginning of fiscal year	$783	$766	$—	$—
Actual return on plan assets	166	10	—	—
Company contribution	84	70	4	4
Benefit payments	(60)	(63)	(4)	(4)
Fair value of plan assets—end of fiscal year	$973	$783	$—	$—
Funded status at end of fiscal year	$(17)	$(56)	$(32)	$(38)
Recognized in Consolidated Balance Sheets:
Non-current asset	$23	$—	$—	$—
Current liability	(8)	(4)	(4)	(4)
Non-current liability	(32)	(52)	(28)	(34)
Funded status at end of fiscal year	$(17)	$(56)	$(32)	$(38)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Amounts recognized in accumulated other comprehensive income before tax:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
Net actuarial loss (gain)	$328	$343	$(3)	$1
Prior service credit	(33)	(42)	(14)	(17)
Total	$295	$301	$(17)	$(16)
Amounts from accumulated other comprehensive income to be amortized into net periodic benefit cost in fiscal 2013:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Actuarial loss	$28	$—
Prior service credit	(9)	(3)
Total	$19	$(3)
Benefit obligation and fair value of plan assets with obligations in excess of plan assets:

	Pension Benefits
	September 30,
	2012	2011
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation—end of year	$(39)	$(839)
Fair value of plan assets—end of year	—	783
Projected benefit obligation in excess of plan assets
Benefit obligation—end of year	$(40)	$(839)
Fair value of plan assets—end of year	—	783

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Net periodic pension and other postretirement plan cost:

	Pension Benefits			Other Postretirement Benefits
	Fiscal
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost	$38	$41	$45	$—	$—	$—
Interest cost	40	38	40	1	1	1
Expected return on assets	(55)	(54)	(50)	—	—	—
Amortization of:
Prior service credit	(9)	(9)	(9)	(3)	(3)	(3)
Actuarial loss (gain)	33	19	16	—	(1)	(1)
Net benefit cost	$47	$35	$42	$(2)	$(3)	$(3)
Settlement loss	3	2	—	—	—	—
Total net periodic benefit cost	$50	$37	$42	$(2)	$(3)	$(3)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Current year actuarial loss (gain)	$21	$124	$(3)	$7
Amortization of actuarial (loss) gain	(36)	(21)	—	1
Amortization of prior service credit	9	9	3	3
Total (gain) loss recognized in other comprehensive income	$(6)	$112	$—	$11
Total recognized in net periodic benefit cost and other comprehensive income	$44	$149	$(2)	$8

Weighted Average Actuarial Assumptions:

	Fiscal
	2012	2011	2010
Discount rate for benefit obligation(1)
Pension	3.85%	4.70%	5.25%
Postretirement	2.21%	3.39%	3.45%
Discount rate for net periodic benefit cost
Pension	4.70%	5.25%	5.63%
Postretirement	3.39%	3.45%	4.43%
Expected long-term rate of return on plan assets(2)	7.50%	7.50%	7.50%
Rate of increase in compensation levels for:
Benefit obligation	4.50%	4.50%	4.50%
Net periodic benefit cost	4.50%	4.50%	5.50%

(1)
Based on a “bond duration matching” methodology, which reflects the matching of projected plan liability cash flows to an average of high-quality corporate bond yield curves whose duration matches the projected cash flows.

(2)	Primarily based on the targeted allocation, and evaluated for reasonableness by considering such factors as:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

(i) actual return on plan assets; (ii) historical rates of return on various asset classes in the portfolio; (iii) projections of returns on various asset classes; and (iv) current and prospective capital market conditions and economic forecasts.
The assumed annual rate of future increases in health benefits for the other postretirement benefits plan is 7.5% for fiscal 2013. The rate is assumed to decrease to 5% by 2018 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing or decreasing the healthcare cost trend by 1% would change the postretirement plan benefit obligation by less than $1 million.
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
Plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances the plan assets, as appropriate, to ensure that allocations are consistent with target allocation ranges. The current target allocation for plan assets is as follows: equity securities of 50% to 80%, fixed income securities of 25% to 35% and other, primarily consisting of cash to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2012, plan asset allocations for the above categories were 65%, 27% and 8% respectively, which were within target allocation ranges with the exception of the other category. Pension plan assets in the other category were temporarily above the Company's target allocation due to an employer contribution made at the end of the plan year. The amount was subsequently reinvested in line with target asset allocations.
The following table sets forth by level, within the fair value hierarchy, the plan’s investments at fair value as of September 30, 2012 and 2011, including the impact of unsettled transactions:

	Fair Value Measurements at September 30
	Level 1		Level 2		Level 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
	(in millions)
Cash equivalents	$79	$55					$79	$55
Collective investment funds			$391	$289			391	289
Corporate debt securities			115	122			115	122
Debt securities of U.S. Treasury and federal agencies			121	104			121	104
Asset-backed securities					$25	$33	25	33
Equity securities	242	180					242	180
Total	$321	$235	$627	$515	$25	$33	$973	$783
Level 1 assets. Cash equivalents (money market funds) and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets. Collective investment funds are unregistered investment vehicles that commingle the assets of multiple fiduciary clients, such as pension and other employee benefits plans, to invest in portfolios of stocks, bonds, or other securities. Although the single collective investment fund held by the plan is ultimately invested in the common stocks of companies in the S&P 500 index, its own unit value is not directly observable, and it is therefore classified as Level 2. The fair values of government-sponsored and corporate debt securities are based on quoted prices in active markets for similar assets as provided by third-party pricing vendors. This pricing data is reviewed internally for reasonableness through comparisons with benchmark quotes from independent third-party sources. Based on this review, the valuation is confirmed or revised accordingly.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Level 3 assets. Asset-backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value.
There were no transfers between Level 1 and Level 2 assets during fiscal 2012 or 2011. A separate roll-forward of Level 3 plan assets measured at fair value is not presented because activities during fiscal 2012 and 2011 were immaterial.
Cash Flows

	Pension Benefits	Other Postretirement Benefits
Actual employer contributions	(in millions)
2012	$84	$4
2011	70	4
Expected employer contributions
2013	$48	4
Expected benefit payments
2013	$116	$4
2014	117	4
2015	107	4
2016	108	4
2017	100	4
2018-2022	419	13
Other Benefits
The Company sponsors a defined contribution plan, or 401(K) plan, that covers substantially all of its employees residing in the United States. Personnel costs included $37 million, $34 million and $29 million in fiscal 2012, 2011 and 2010, respectively, for expenses attributable to the Company’s employees under the plan. The Company’s contributions to this plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
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
The Company's settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company's estimated maximum settlement exposure was approximately $49.3 billion at September 30, 2012, compared to $47.5 billion at September 30, 2011. Of these amounts, $3.5 billion and $3.2 billion at September 30, 2012 and 2011, respectively, were covered by collateral. The total available collateral balances presented below were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

The Company maintained collateral as follows:

	September 30, 2012	September 30, 2011
	(in millions)
Cash equivalents	$823	$931
Pledged securities at market value	307	296
Letters of credit	1,084	902
Guarantees	2,022	1,845
Total	$4,236	$3,974

Cash equivalents collateral is reflected in customer collateral on the consolidated balance sheets as it is held in escrow in the Company's name. All other collateral is excluded from the consolidated balance sheets. Pledged securities are held by third parties in trust for the Company and clients. Letters of credit are provided primarily by client financial institutions to serve as irrevocable guarantees of payment. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries. The Company routinely evaluates the financial viability of institutions providing the guarantees.
The fair value of the settlement risk guarantee is estimated using a proprietary model which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of customer failure). Historically, the Company experienced minimum losses, which has contributed to an estimated probability-weighted value of the guarantee of approximately $1 million at September 30, 2012 and 2011. These amounts were reflected in accrued liabilities on the consolidated balance sheets.
Note 13—Derivative Financial Instruments
The Company enters into foreign exchange forward derivative contracts to manage the variability in expected future cash flows attributable to changes in foreign exchange rates. At September 30, 2012, all derivative instruments outstanding mature within 12 months or less. The Company does not use foreign exchange forward contracts for speculative or trading purposes.
Cash Flow Hedges
The Company maintains a rolling hedge program with the objective of reducing exchange rate risk from forecasted net exposures of revenues derived from and payments made in foreign currencies during the following 12 months. The aggregate notional amounts of the Company's derivative contracts outstanding in its hedge program were $690 million and $651 million at September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company’s cash flow hedges in an asset position totaled $12 million and were classified in prepaid expenses and other current assets on the consolidated balance sheet, while cash flow hedges in a liability position totaled $11 million and were classified in accrued liabilities on the consolidated balance sheet. See Note 4—Fair Value Measurements and Investments.
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
The Company uses regression analysis to assess effectiveness prospectively and retrospectively. The effectiveness tests are performed on the foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded for effectiveness testing and measurement purposes. The excluded forward points are reported in earnings. For fiscal 2012, 2011 and 2010, the amounts by which earnings were reduced relating to excluded forward points was $16 million, $20 million and $17 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income (loss) related to that hedge is reclassified to operating revenue or expense. The Company expects to reclassify $19 million pre-tax, to earnings during fiscal 2013.
In the event there is recognized ineffectiveness or the underlying forecasted transaction does not occur within the designated hedge period, or it becomes remote that the forecasted transaction will occur, the related gains and losses on the cash flow hedges are reclassified from accumulated other comprehensive income on the consolidated balance sheet to general and administrative expense on the consolidated statement of operations at that time. The amount of gain or loss recognized in earnings related to ineffectiveness was $1 million or less for each of fiscal 2012, 2011 and 2010.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedging instruments include foreign exchange forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized assets and liabilities denominated in non-functional currencies. As these derivatives are not designated in hedging relationships, related gains and losses are recorded directly in earnings as part of general and administrative expense. The Company recorded less than $1 million of gains related to these derivatives during fiscal 2012. At September 30, 2012, these derivative contracts had an aggregate notional amount of $49 million, and a fair value of $1 million, which was classified in prepaid expenses and other current assets on the consolidated balance sheet. See Note 4—Fair Value Measurements and Investments.
The Company's derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into agreements which require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2012, the Company has posted and received collateral of $3 million and $4 million, respectively, with counterparties, which are included in prepaid and other current assets, and accrued liabilities, respectively, on the consolidated balance sheet. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2012.
Note 14—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property, equipment and technology assets are classified by major geographic area as follows:

	September 30, 2012	September 30, 2011
	(in millions)
U.S.	$1,539	$1,487
Non-U.S.	95	54
Total	$1,634	$1,541

Revenue by geographic market is primarily based on the location of the issuing financial institution. Revenues earned in the U.S. were approximately 55%, 56% and 58% of total operating revenues in fiscal 2012, 2011 and 2010, respectively. No individual country, other than the U.S., generated more than 10% of total operating revenues in these years.
A significant portion of Visa’s operating revenues are concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. The Company did not have any customer that generated greater than 10% of its net operating revenues in fiscal 2012, 2011 or 2010.
Note 15—Stockholders' Equity

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

The number of shares of each class and the number of shares of class A common stock on an as-converted basis at September 30, 2012, are as follows:

(in millions except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock (1)

Class A common stock	535	—	535
Class B common stock	245	0.4206	103
Class C common stock	31	1.0000	31
Total			668

(1)	Figures may not sum due to rounding. As-converted class A common stock count is calculated based on whole numbers.
Reduction in as-converted shares. During fiscal 2012, total as-converted class A common stock was reduced by 22.8 million shares, using $2.4 billion of operating cash on hand. Of the $2.4 billion, $710 million was used to repurchase class A common stock in the open market. In addition, the Company made deposits totaling $1.7 billion of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. These deposits have the same economic effect on earnings per share as repurchasing the Company's class A common stock, because they reduce the class B conversion rate and consequently the as-converted class A common stock share count.
In July 2012, the Company's board of directors authorized a $1 billion share repurchase program to be in effect through July 2013. As of September 30, 2012, the program had remaining authorized funds of $865 million. In October 2012, the Company's board of directors authorized an additional $1.5 billion share repurchase program to be in effect through October 2013. All share repurchase programs authorized prior to July 2012 have been completed.
The following table presents share repurchases in the open market during the following fiscal years:

(in millions, except per share data)	2012	2011
Shares repurchased in the open market (1)	6.2	26.6
Weighted-average repurchase price per share	$114.87	$76.08
Total cost	$710	$2,024

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
Under the terms of the retrospective responsibility plan, when the Company makes a deposit into the litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock.
The following table presents as-converted class B common stock after deposits into the litigation escrow account:

	Fiscal 2012		Fiscal 2011
(in millions, except per share and conversion data)	July 2012	December 2011	March 2011	October 2010
Deposits under the retrospective responsibility plan	$150	$1,565	$400	$800
Effective price per share(1)	$125.50	$101.75	$73.81	$72.74
Reduction in equivalent number of shares of class A common stock	1.2	15.4	5.4	11.0
Conversion rate of class B common stock to class A common stock after deposits	0.4206	0.4254	0.4881	0.5102
As-converted class B common stock after deposits	103	104	120	125

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

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
Adjustment of the conversion rate occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the litigation escrow account (or any cash deposit by the Company in lieu thereof) resulting in a further corresponding decrease in the conversion rate; or (ii) the final resolution of the covered litigation and the release of funds remaining on deposit in the litigation escrow account to the Company resulting in a corresponding increase in the conversion rate.
Class C Common Stock. As of September 30, 2012, all of the shares of class C common stock have been released from transfer restrictions, and 121 million shares have been converted from class C to class A common stock upon their sale into the public market.
Preferred Stock. Preferred stock may be issued as redeemable or non-redeemable, and it has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had no shares of preferred stock outstanding during and at the end of fiscal 2012, 2011 and 2010.
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
Dividends Declared. On October 24, 2012, the Company’s board of directors declared a quarterly cash dividend of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on December 4, 2012, to all holders of record of the Company’s class A, class B and class C common stock as of November 16, 2012. The Company declared and paid $595 million in dividends in fiscal 2012 at a quarterly rate of $0.22 per share.
Note 16—Earnings Per Share
The following table presents basic and diluted earnings per share for fiscal 2012.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (1)	Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B) (2)	Income Allocation (A) (1)	Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B) (2)
Class A common stock	$1,664	524	$3.17	$2,144	678	(3)	$3.16
Class B common stock	343	245	1.40	341	245		1.39
Class C common stock	130	41	3.17	129	41		3.16
Participating securities(4)	7	Not presented	Not presented	7	Not presented		Not presented
Net income attributable to Visa Inc.	$2,144
The following table presents basic and diluted earnings per share for fiscal 2011.

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (1)	Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B) (2)	Income Allocation (A) (1)	Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B) (2)
Class A common stock	$2,638	509	$5.18	$3,650	707	(3)	$5.16
Class B common stock	636	245	2.59	633	245		2.58
Class C common stock	364	70	5.18	363	70		5.16
Participating securities(4)	12	Not presented	Not presented	12	Not presented		Not presented
Net income attributable to Visa Inc.	$3,650
The following table presents basic and diluted earnings per share for fiscal 2010.

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (1)	Weighted Average Shares Outstanding (B)	Earnings per Share = (A)/(B) (2)	Income Allocation (A) (1)	Weighted Average Shares Outstanding (B)		Earnings per Share = (A)/(B) (2)
Class A common stock	$1,940	482	$4.03	$2,966	739	(3)	$4.01
Class B common stock	566	245	2.31	565	245		2.30
Class C common stock	451	112	4.03	449	112		4.01
Participating securities(4)	9	Not presented	Not presented	9	Not presented		Not presented
Net income attributable to Visa Inc.	$2,966

(1)
Net income attributable to Visa Inc. is allocated based on proportional ownership on an as-converted basis. The weighted average numbers of shares of as-converted class B common stock used in the income allocation were 108 million, 123 million and 141 million for fiscal 2012, 2011 and 2010, respectively.

(2)	Earnings per share calculated based on whole numbers, not rounded numbers.

(3)
Weighted-average dilutive shares outstanding is calculated on an as-converted basis, and includes incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 3 million common stock equivalents for fiscal 2012 and 2011, and 2 million common stock equivalents for fiscal 2010, respectively, because their effect would have been dilutive, and excludes less than 1 million, 2 million and 3 million common stock equivalents for fiscal 2012, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Note 17—Share-based Compensation

The Company’s 2007 Equity Incentive Compensation Plan, or the EIP, authorizes the compensation committee of the board of directors to grant non-qualified stock options ("options"), restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based shares to its employees and non-employee directors, for up to 59 million shares of class A common stock. Shares available for award may be either authorized and unissued or previously issued shares subsequently acquired by the Company. The EIP will continue to be in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors. No awards may be granted under the plan on or after 10 years from its effective date.
Share-based compensation cost is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. The Company’s estimated forfeiture rate is based on an evaluation of historical, actual and trended forfeiture data. For fiscal 2012, 2011, and 2010, the Company recorded share-based compensation cost of $147 million, $154 million and $135 million, respectively, in personnel on its consolidated statements of operations. The amount of capitalized share-based compensation cost was immaterial during fiscal 2012, 2011, and 2010.
Options
Options issued under the EIP expire 10 years from the date of grant and vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.
During fiscal 2012, 2011 and 2010, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010 (1)
Expected term (in years)(2)	6.02	5.16	3.46
Risk-free rate of return(3)	1.2%	1.2%	1.4%
Expected volatility(4)	34.9%	33.4%	36.4%
Expected dividend yield(5)	0.9%	0.8%	0.7%
Fair value per option granted	$29.65	$27.50	$29.46

(1)
Includes the impact of 1.6 million replacement awards issued to former CyberSource employees as part of the CyberSource acquisition in July 2010. These awards have a weighted-average exercise price of $47.34 per share and vest over a period of less than three years from the replacement grant date.

(2)	Based on a set of peer companies that management believes is generally comparable to Visa.

(3)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.

(4)
Based on the average of the Company’s implied and historical volatility. As the Company’s publicly traded stock history is relatively short, historical volatility relies in part on the historical volatility of a group of peer companies that management believes is generally comparable to Visa. The expected volatilities ranged from 31% to 35% in fiscal 2012.

(5)	Based on the Company’s annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for fiscal 2012:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2011	8,554,389	$52.81
Granted	441,191	93.22
Forfeited	(140,590)	72.90
Exercised	(3,669,315)	47.50
Outstanding at September 30, 2012	5,185,675	59.46	6.1	$388
Options exercisable at September 30, 2012	3,746,662	51.98	5.6	$308
Options exercisable and expected to be vested at September 30, 2012(2)	5,039,896	$58.92	6.1	$380

(1)	Calculated using the closing stock price on the last trading day of fiscal 2012 of $134.28, less the option exercise price, multiplied by the number of instruments.

(2)	Applies a forfeiture rate to unvested options outstanding at September 30, 2012 to estimate the number expected to vest in the future.
For the options exercised during fiscal 2012, 2011 and 2010, the total intrinsic value was $247 million, $77 million and $42 million, respectively, and the tax benefit realized was $86 million, $28 million and $15 million, respectively. As of September 30, 2012, there was $17 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.9 years.
Restricted Stock Awards and Restricted Stock Units
RSAs and RSUs issued under the EIP primarily vest ratably over three years from the date of grant, subject to earlier vesting in full under certain conditions.
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
The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The weighted-average grant-date fair value of RSAs granted during fiscal 2012, 2011 and 2010 was $96.39, $79.80 and $79.58, respectively. The weighted-average grant-date fair value of RSUs granted during fiscal 2012, 2011 and 2010 was $96.97, $79.97 and $79.59, respectively. The total grant-date fair value of RSAs and RSUs vested during fiscal 2012, 2011 and 2010 was $81 million, $55 million and $32 million, respectively.
The following table summarizes the Company's RSA and RSU activity for fiscal 2012:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value (1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at October 1, 2011	1,785,975	467,803	$75.28	$76.65
Granted	974,233	432,763	96.39	96.97
Vested	(911,877)	(224,401)	71.03	73.24
Forfeited	(111,342)	(38,520)	84.44	84.49
Outstanding at September 30, 2012	1,736,989	637,645	$88.77	$91.17	1.6	1.4	$233	$86

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2012 of $134.28 by the number of instruments.
At September 30, 2012, there was $89 million and $30 million of total unrecognized compensation cost related to unvested RSAs and RSUs, respectively.
Performance-based Shares
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2012:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2011	632,786	$80.69
Granted	132,227	97.84
Vested and earned	(213,801)	70.41
Unearned	(6,977)	88.06
Forfeited	(18,008)	89.75
Outstanding at September 30, 2012	526,227	$88.56	0.9	$71

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2012 of $134.28 by the number of instruments.
For the Company's performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on either (1) the Company's earnings per share target or; (2) the Company's achievement of specified cumulative net income performance targets. The market condition is based on the Company's total shareholder return ranked against that of other companies that are included in the Standard & Poor's 500 Index. The fair value of the performance-based shares, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. The grant-date fair value of performance-based shares in fiscal 2012, 2011 and 2010 was $97.84, $85.05 and $88.06 per share, respectively. Earned performance shares granted in fiscal 2012 vest approximately three years from the initial grant date. Earned performance shares granted in fiscal 2011 and 2010 vest in two equal installments approximately two and three years from their respective grant dates. All performance awards are subject to earlier vesting in full under certain conditions.
Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period. At September 30, 2012, there was $8 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Note 18—Commitments and Contingencies
Commitments. The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $89 million, $76 million and $59 million in fiscal 2012, 2011 and 2010, respectively. Future minimum payments on leases and marketing and sponsorship agreements per fiscal year, at September 30, 2012, are as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$95	$75	$48	$35	$28	$64	$345
Capital leases	6	—	—	—	—	—	6
Marketing and sponsorships	120	120	117	61	54	231	703
Total	$221	$195	$165	$96	$82	$295	$1,054
Select sponsorship agreements require the Company to spend certain minimum amounts for advertising and marketing promotion over the life of the contract. For commitments where the individual years of spend are not specified in the contract, the Company has estimated the timing of when these amounts will be spent. In addition to the fixed payments stated above, select sponsorship agreements require the Company to undertake marketing, promotional or other activities up to stated monetary values to support events which the Company is sponsoring. The stated monetary value of these activities typically represents the value in the marketplace, which may be significantly in excess of the actual costs incurred by the Company.
Client Incentives. The Company has agreements with select clients and other business partners designed to build payments volume, increase acceptance and win merchant preference to route transactions over our network. These agreements, with original terms ranging from one to thirteen years, can provide card issuance and/or conversion support, volume / growth targets and marketing and program support based on specific performance requirements. These agreements are designed to encourage client business and to increase overall Visa-branded payment and transaction volume, thereby reducing per unit transaction processing costs and increasing brand awareness for all Visa clients.
Payments made that qualify for capitalization and obligations incurred under these programs are reflected on the balance sheet. Client Incentives are recognized primarily as a reduction to revenue in the period the related volumes and transactions occur, based on management's estimate of the customer's performance in accordance with the terms of the incentive agreement. The agreements may or may not limit the amount of customer incentive payments.
The table below sets forth the expected future reduction of revenue for client incentive agreements in effect at September 30, 2012:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Client incentives	$2,277	$1,947	$1,590	$1,189	$675	$523	$8,201
The amount of client incentives recorded as a reduction of revenue in future periods under the Company's incentive arrangements, will be greater or less than the estimates above due to changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. Based on these agreements, increases in incentive payments are generally driven by increased payment and transaction volume, and as a result, in the event incentive payments exceed the above estimates, such payments are not expected to have a material effect on the Company's financial condition, results of operations or cash flows.
Note 19—Related Parties
Visa considers an entity to be a related party for purposes of this disclosure if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year or if an officer or employee of that entity also serves on the Company's board of directors. The Company considers an investee to be a related party if the Company’s (i) ownership interest in the investee is greater than or equal to 10% or (ii) if the investment is accounted for under the equity method of accounting. There were no material operating expenses incurred during fiscal 2012, 2011 and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

2010, or material amounts due to or from related parties at the end of fiscal 2012 and 2011.
Ownership. At September 30, 2012 and 2011, no entity owned more than 10% of the Company’s total voting common stock.
Board representation. In January 2011, the Company's board made the decision to reduce its overall size. Subsequently, the non-executive board members have been comprised exclusively of independent directors. The Company generated total operating revenues of approximately $172 million and $597 million from clients represented on its board of directors during fiscal 2011 and 2010, respectively.
Investees. The Company generated total operating revenues of $19 million, $28 million and $27 million, and received dividend income of $1 million, $1 million and $2 million from related party investees during fiscal 2012, 2011 and 2010, respectively.
Note 20—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	2012	2011	2010
	(in millions)
U.S.	$1,030	$4,650	$3,973
Non-U.S.	1,177	1,006	665
Total income before taxes and non-controlling interest	$2,207	$5,656	$4,638
U.S. income before taxes included $1.6 billion, $1.3 billion and $1.1 billion from non-U.S. clients for fiscal 2012, 2011 and 2010, respectively.
Income tax provision by fiscal year consisted of the following:

	2012	2011	2010
	(in millions)
Current:
U.S. federal	$1,376	$1,365	$1,089
State and local	165	311	260
Non-U.S.	214	168	76
Total current taxes	1,755	1,844	1,425
Deferred:
U.S. federal	(1,276)	160	209
State and local	(415)	(2)	35
Non-U.S.	1	8	5
Total deferred taxes	(1,690)	166	249
Total income tax provision	$65	$2,010	$1,674

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2012 and 2011, are presented below:

	2012	2011
	(in millions)
Deferred Tax Assets
Accrued compensation and benefits	$103	$96
Comprehensive income	102	104
Investments in joint ventures	11	15
Accrued litigation obligation	1,654	128
Client incentives	227	184
Net operating loss carryforward	33	38
Tax credits	23	26
Federal benefit of state taxes	90	300
Federal benefit of foreign taxes	16	7
Other	92	76
Valuation allowance	(13)	—
Deferred tax assets	2,338	974
Deferred Tax Liabilities
Property, equipment and technology, net	(288)	(266)
Intangible assets	(4,027)	(4,374)
Foreign taxes	(44)	(40)
Other	(10)	(10)
Deferred tax liabilities	(4,369)	(4,690)
Net deferred tax liabilities	$(2,031)	$(3,716)
Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	September 30, 2012	September 30, 2011
	(in millions)
Current deferred tax assets	$2,027	$489
Non-current deferred tax liabilities	(4,058)	(4,205)
Net deferred tax liabilities	$(2,031)	$(3,716)
The increase in the deferred tax asset for accrued litigation obligation is primarily due to the covered litigation provision in fiscal 2012. The decrease in the Company's deferred tax liabilities is primarily due to the one-time, non-cash remeasurement as a result of changes in California state apportionment rules in fiscal 2012.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2012 valuation allowance relates primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2012, the Company had $20 million federal, $116 million state and $70 million foreign net operating loss carryforwards. The federal and state net operating loss carryforwards will expire in fiscal 2021 through 2031. The foreign net operating loss may be carried forward indefinitely. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Although the Company’s ability to

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

utilize the U.S. net operating loss carryforwards was limited in fiscal 2012, the Company expects to fully utilize the net operating loss carryforwards in future years.
As of September 30, 2012, the Company also had federal and state research and development tax credit carryforwards of $4 million and $19 million, respectively. The federal carryforwards will expire in fiscal 2021 through 2029. The state carryforwards may be carried forward indefinitely. The Company also has federal alternative minimum tax credits of approximately $1 million, which do not expire. The Company expects to realize the benefit of the credit carryforwards in future years.
The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30
	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions)
U.S. federal income tax at statutory rate	$772	35%	$1,980	35%	$1,623	35%
State income taxes, net of federal benefit	36	2%	203	4%	177	4%
Non-U.S. tax effect, net of federal benefit	(257)	(12)%	(150)	(2)%	(124)	(2)%
Reversal of tax reserves related to the deductibility of covered litigation expense	(299)	(14)%	—	—%	—	—%
Remeasurement of deferred taxes due to:
California state apportionment rule changes	(208)	(9)%	—	—%	—	—%
Other state apportionment changes	11	1%	(3)	—%	15	—%
Revaluation of Visa Europe put option	—	—%	(43)	(1)%	(28)	(1)%
Other, net	10	—%	23	—%	11	—%
Income tax provision	$65	3%	$2,010	36%	$1,674	36%
The effective income tax rate in fiscal 2012 was lower than that in fiscal 2011 and 2010 primarily due to:

▪	the fiscal 2012 reversal of previously recorded tax reserves associated with uncertainties related to the deductibility of covered litigation expense;

▪
a decrease in the overall state tax rate due to changes in the California apportionment rules and the associated one-time, non-cash remeasurement of existing net deferred tax liabilities in fiscal 2012;

▪	a one-time benefit recognized upon initial recognition of foreign tax credits in fiscal 2012;

▪	the effect of applying the foregoing adjustments to a pre-tax income that was reduced by a $4.1 billion covered litigation provision; and

▪	the absence of nontaxable revaluations of the Visa Europe put option in fiscal 2012.
Income taxes receivable of $179 million and $112 million are included in prepaid and other current assets at September 30, 2012 and 2011, respectively. See Note 6—Prepaid Expenses and Other Assets. At September 30, 2012 and 2011, income taxes payable of $58 million and $63 million, respectively, are included in accrued income taxes as part of accrued liabilities, and accrued income taxes of $171 million and $468 million, respectively, are included in other long-term liabilities. See Note 9—Accrued and Other Liabilities.
Cumulative undistributed earnings of the Company’s international subsidiaries that are intended to be reinvested indefinitely outside the U.S. amounted to $2.6 billion at September 30, 2012. The amount of income taxes that would have resulted had such earnings been repatriated is not practicably determinable.
The Company’s largest operating hub outside the U.S. is located in Singapore. It operates under a tax incentive agreement which is effective through September 30, 2014, and may be extended through September 30, 2023, if certain additional requirements are satisfied. The tax incentive agreement is conditional upon certain

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

employment and investment thresholds being met by the Company. The tax incentive agreement decreased Singapore tax by $130 million, $111 million and $93 million, and the benefit of the tax incentive agreement on diluted earnings per share was $0.19, $0.16 and $0.13 in fiscal 2012, 2011 and 2010, respectively.
In accordance with ASC 740, the Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2012 and 2011, the Company’s total gross unrecognized tax benefits were $679 million and $850 million, respectively, exclusive of interest and penalties described below. Included in the $679 million and $850 million are $537 million and $696 million of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2012	2011
	(in millions)
Beginning balance at October 1	$850	$545
Increases of unrecognized tax benefits related to prior years	186	206
Decreases of unrecognized tax benefits related to prior years	(445)	(52)
Increases of unrecognized tax benefits related to current year	89	158
Reductions related to lapsing statute of limitations	(1)	(7)
Ending balance at September 30	$679	$850
It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions as interest expense, and general and administrative expense, respectively, in its consolidated statements of operations. In fiscal 2012, the Company reversed $45 million of interest expense primarily associated with uncertainties related to the deductibility of covered litigation expense. In fiscal 2011 and 2010, the Company recognized $7 million and $37 million of interest expense, respectively, related to uncertain tax positions. In fiscal 2012 and 2011, the Company reversed $1 million and $2 million of penalties, respectively. In fiscal 2010, the Company recognized $5 million of penalties. At September 30, 2012 and 2011, the Company had accrued interest of $20 million and $65 million, respectively, and accrued penalties of $7 million and $8 million, respectively, related to uncertain tax positions in its other long-term liabilities.
In September 2012, the IRS completed the examination of the Company's fiscal 2006, 2007 and 2008 U.S. federal income tax returns with no significant adjustments. The statute of limitations for these years is expected to expire in June of 2013. Upon the successful completion of this examination in fiscal 2012, the Company reversed $425 million of unrecognized tax benefits, primarily related to the deductibility of covered litigation.
The IRS will begin the examination of the Company's fiscal 2009, 2010 and 2011 tax returns in fiscal 2013. The Company's California fiscal 2006, 2007 and 2008 tax returns are currently under examination. Except for certain outstanding refund claims, the federal and California statutes of limitations have expired for fiscal years prior to fiscal 2006. The Company's fiscal 2003 to 2009 Canadian income tax returns are currently under examination by the Canada Revenue Agency. The Company is also subject to examinations by various state and foreign tax authorities. All material state and foreign tax matters have been concluded for years through fiscal 2002. The timings and outcomes of the final resolutions of the federal, state and foreign tax examinations and refund claims are uncertain. As such, it is not reasonably possible to estimate the impacts that the final outcomes could have on the Company's unrecognized tax benefits in the next 12 months.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

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
The Company recorded litigation provisions of $4.1 billion, $7 million and $(45) million in fiscal 2012, 2011 and 2010, respectively. The credit to the provision in fiscal 2010 was primarily the result of a $41 million pre-tax gain recognized related to the prepayment of the remaining obligations under the settlement agreement in the Retailers' litigation (discussed in Other Litigation below). The remaining credit balance was due to the release of accruals for certain legal matters settled during fiscal 2010. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.
The following table summarizes the activity related to accrued litigation for both covered and other non-covered litigation for the years ended September 30, 2012 and 2011:

	2012	2011
	(in millions)
Balance at October 1	$425	$697
Provision for unsettled legal matters	4,100	—
Provision for settled legal matters	—	7
Reclassification of settled matters (1)	—	12
Interest accretion on settled matters	1	11
Payments on settled matters	(140)	(302)
Balance at September 30	$4,386	$425

(1)	Reclassification of amount previously recorded in accrued liabilities.
Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 3—Retrospective Responsibility Plan. An accrual for the covered litigation and a charge to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The Company recorded an additional accrual of $4.1 billion for the covered litigation during fiscal 2012, which increased its total reserve for the covered litigation from $285 million to $4.4 billion. The current uncommitted balance of the covered litigation escrow account of $4.4 billion was deposited by the Company primarily with a view toward resolving the Interchange Litigation. The total accrual related to the covered litigation could be either higher or lower than the escrow account balance.
The Discover Litigation. On October 4, 2004, Discover Financial Services, Inc. filed a complaint against Visa U.S.A., Visa International and MasterCard International Incorporated (MasterCard). The complaint was filed in the U.S. District Court for the Southern District of New York and was designated as a related case to a lawsuit brought by the U.S. Department of Justice (DOJ) in 1998. The complaint alleged, among other things, that the implementation and enforcement of Visa's bylaw 2.10(e) and MasterCard's Competitive Programs Policy, or CPP, which prohibited their respective members from issuing American Express or Discover cards violated Sections 1 and 2 of the Sherman Act and California's Unfair Competition Law, and sought money damages (subject to trebling) and attorneys' fees and costs.
On October 13, 2008, Visa, MasterCard and Discover reached an agreement in principle to settle the litigation. The parties executed a final settlement agreement on October 27, 2008 that became effective on November 4, 2008 upon approval by holders of Visa's class B common stock. Visa's net share of the settlement totaled $1.8

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

billion, of which $1.74 billion was paid over four quarters from the escrow account established by the retrospective responsibility plan. Visa Inc. also paid $80 million toward Visa's share in connection with releases obtained from MasterCard with respect to certain potential claims. Visa Inc. also paid an additional $65 million, which was refunded by Morgan Stanley, under a separate agreement related to the settlement. Visa's settlement obligations were fully satisfied with the September 2009 payment to Discover.
The American Express Litigation. On November 15, 2004, American Express filed a complaint against Visa U.S.A., Visa International, MasterCard and several Visa U.S.A. and Visa International member financial institutions in the U.S. District Court for the Southern District of New York. The complaint alleged that the implementation and enforcement of Visa U.S.A.'s bylaw 2.10(e) and MasterCard's CPP violated Sections 1 and 2 of the Sherman Act, and sought money damages (subject to trebling) and attorneys' fees and costs.
Visa Inc., Visa U.S.A. and Visa International entered into a settlement agreement with American Express that became effective on November 9, 2007. Under the settlement agreement, American Express received payments of $2.25 billion, including $2.07 billion from Visa Inc. and $185 million from five co-defendant banks. An initial payment of $1.13 billion was made on March 31, 2008, including $945 million funded through the litigation escrow account established under the retrospective responsibility plan and $185 million from the five co-defendant banks. Beginning April 2008, Visa Inc. paid American Express an additional amount of $70 million each quarter for 16 quarters, for a total of $1.12 billion. Visa's settlement obligations were fully satisfied with the January 2012 payment to American Express. The quarterly settlement payments were also covered by the retrospective responsibility plan. The total settlement was recorded in fiscal 2007 at a discounted value of $1.9 billion using a rate of 4.72% over the payment term.
The Attridge Litigation. On December 8, 2004, a complaint was filed in California state court on behalf of an alleged class of consumers asserting claims against Visa U.S.A., Visa International and MasterCard under California's Cartwright Act and Unfair Competition Law. The claims in this action, Attridge v. Visa U.S.A. Inc., et al., seek to piggyback on the portion of the DOJ litigation in which the U.S. District Court for the Southern District of New York found that Visa's bylaw 2.10(e) and MasterCard's CPP constitute unlawful restraints of trade under the federal antitrust laws. On May 19, 2006, the court entered an order dismissing plaintiff's Cartwright Act claims with prejudice but allowing the plaintiff to proceed with his Unfair Competition Law claims, which seek restitution, injunctive relief, and attorneys' fees and costs. On December 14, 2007, the plaintiff amended his complaint to add Visa Inc. as a defendant. No new claims were added to the complaint.
On July 1, 2009, the court denied in part the Defendants' Motion for Summary Judgment or Summary Adjudication, but ordered the parties to submit affidavits as to whether further discovery should be conducted prior to the court rendering judgment on the Motion for Summary Adjudication. On August 3, 2009, the court ruled the Motion submitted without any such further discovery.
In the separate “Indirect Purchaser” Credit/Debit Card Tying Cases, also pending in California state court, Visa entered into a settlement agreement on September 14, 2009 which potentially could have had the effect of releasing the claims asserted in the Attridge case, subject to the ruling of the Attridge court. On September 24, 2009, the Attridge court deferred its decision on the Motion for Summary Adjudication pending court approval of the settlement in the Credit/Debit Card Tying Cases. On August 23, 2010, final approval of the Credit/Debit Card Tying Cases settlement was granted. The plaintiff in Attridge and others appealed the final approval order. On February 15, 2011, the court ordered that the Attridge case be stayed until 30 days following the final resolution of the appeals in the Credit/Debit Card Tying Cases. On January 9, 2012, the appeals court reversed the approval of the Credit/Debit Card Tying Cases settlement, and the case was remanded to the trial court for consideration of the fairness and adequacy of the settlement in light of the inclusion of the Attridge claims in the release. Attridge filed a motion to disqualify the trial judge in the Credit/Debit Card Tying Cases, which was granted. On June 4, 2012, the Credit/Debit Card Tying Cases were reassigned to the Honorable John E. Munter, the same judge in the Attridge case. On July 17, 2012, the Attridge case was stayed until January 16, 2013.
The Interchange Litigation
Multidistrict Litigation Proceedings (MDL). Beginning in May 2005, approximately 55 complaints, all but 13 of which were styled as class actions, have been filed in U.S. federal district courts on behalf of merchants against Visa U.S.A. and/or MasterCard, and in some cases, certain Visa member financial institutions. Visa International

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

was also named as a defendant in more than 30 of these complaints. The cases allege, among other things, that Visa's and MasterCard's purported setting of interchange reimbursement fees, their “no surcharge” rules, and alleged tying and bundling of transaction fees violate federal antitrust laws. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring these cases to the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings (MDL 1720). On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. Taken together, the claims in the First Amended Class Action Complaint and in the 13 complaints brought on behalf of individual merchants are generally brought under Sections 1 and 2 of the Sherman Act. In addition, some of these complaints contain certain state unfair competition law claims. These interchange-related cases seek money damages (alleged in the consolidated class action complaint to range in the tens of billions of dollars), subject to trebling, as well as attorneys' fees and injunctive relief.
As part of the retrospective responsibility plan, Visa U.S.A. and Visa International entered into an interchange judgment sharing agreement with certain member financial institutions of Visa U.S.A. on July 1, 2007.
On January 8, 2008, the district court adopted the recommendation of the Magistrate Judge and granted defendants' motion to dismiss the class plaintiffs' claims for damages incurred prior to January 1, 2004.
On January 29, 2009, class plaintiffs filed a Second Consolidated Amended Class Action Complaint. Among other things, this complaint: (i) added new claims for damages and injunctive relief against Visa and the bank defendants regarding interchange reimbursement fees for Visa PIN-debit cards; (ii) added new claims for damages and injunctive relief against Visa and the bank defendants since the time of Visa's IPO regarding interchange reimbursement fees for Visa's credit, offline debit, and PIN-debit cards; (iii) eliminated claims for damages relating to the so-called “no-surcharge” rule and “anti-steering” rules; (iv) eliminated claims for damages based on the alleged tie of network processing services and payment guarantee services to the payment card system services; and (v) added Visa Inc. as a defendant.
In addition, class plaintiffs filed a Second Supplemental Class Action Complaint (the “Supplemental Complaint”) against Visa Inc. and several financial institutions challenging Visa's reorganization and IPO under Section 1 of the Sherman Act and Section 7 of the Clayton Act. In the Supplemental Complaint, class plaintiffs seek unspecified monetary damages and declaratory and injunctive relief, including an order that the IPO be unwound.
On February 7, 2011, Visa entered into an omnibus agreement that confirmed and memorialized the signatories' intentions with respect to the loss sharing agreement, the judgment sharing agreement and other agreements relating to certain interchange litigation. Under the omnibus agreement, the monetary portion of any settlement of the interchange litigation covered by the omnibus agreement would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. In addition, the monetary portion of any judgment assigned to Visa-related claims in accordance with the omnibus agreement would be treated as a Visa portion. Visa would have no liability for the monetary portion of any judgment assigned to MasterCard-related claims in accordance with the omnibus agreement, and if a judgment is not assigned to Visa-related claims or MasterCard-related claims in accordance with the omnibus agreement, then any monetary liability would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of the Company's retrospective responsibility plan. The litigation provision on the consolidated statements of operations is not impacted by the execution of the omnibus agreement.
On July 13, 2012, Visa Inc., its wholly-owned subsidiaries Visa U.S.A. and Visa International, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs signed a memorandum of understanding (the “MOU”) which obligated the parties to enter into a settlement agreement in the form attached to the MOU to resolve the class plaintiffs' claims. On October 19, 2012, those same parties signed a settlement agreement (the “Settlement Agreement”) to resolve the class plaintiffs' claims.
The terms of the Settlement Agreement include, among other terms:

•
A comprehensive release from participating class members for liability arising out of claims asserted in the litigation, and a further release to protect against future litigation regarding default interchange and the other U.S. rules at issue in the MDL;

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

•
Settlement payments from the Company of approximately $4.0 billion, to be paid from the Company's previously funded litigation escrow account established under the retrospective responsibility plan, see Note 3—Retrospective Responsibility Plan;

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
On October 19, 2012, the class plaintiffs filed a motion for preliminary approval of the Settlement Agreement. Objections to preliminary approval were filed before the preliminary approval hearing, which was held on November 9, 2012. The court granted preliminary approval of the Settlement Agreement on November 9, 2012. Until the Settlement Agreement is finally approved by the court and any appeals are finally adjudicated, no assurance can be provided that the Company will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement.
In addition, on October 19, 2012, the Company and the individual plaintiffs whose claims were consolidated with the MDL for coordination of pre-trial proceedings (the “Individual Plaintiffs”) signed a settlement agreement to resolve the Individual Plaintiffs' claims against the Company for approximately $350 million. This payment was made from the litigation escrow account under the retrospective responsibility plan on October 29, 2012. On November 6, 2012, the court entered an order dismissing the Individual Plaintiffs' claims with prejudice.
For the quarter ended June 30, 2012, the Company recorded a litigation provision of $4.1 billion, which increased its total reserve for the covered litigation from $285 million to $4.4 billion, to reflect the class plaintiffs' Settlement Agreement and the resolution of the Individual Plaintiffs' claims.
Other Litigation
In re Visa Check/MasterMoney Antitrust Litigation ("the Retailers' litigation"). Beginning in October 1996, several antitrust class action lawsuits were brought by U.S. merchants against Visa U.S.A. and MasterCard. The suits were later consolidated in the U.S. District Court for the Eastern District of New York, In re Visa Check/MasterMoney Antitrust Litigation. Among other claims, the plaintiffs alleged that Visa U.S.A.'s “Honor All Cards” rule, which required merchants that accepted Visa cards to accept for payment every validly presented Visa card, and a similar MasterCard rule, constituted an illegal tying arrangement in violation of Section 1 of the Sherman Act. On June 4, 2003, the parties signed a settlement agreement that was approved by the court on December 19, 2003. Pursuant to the settlement agreement, Visa agreed to modify its “Honor All Cards” rule such that a merchant may accept only Visa check cards, only Visa credit cards, or both. Visa also agreed to pay approximately $2.0 billion to the merchant class over 10 years in equal annual installments of $200 million per year, among other things.
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
“Indirect Purchaser” Actions. Complaints were also filed in 19 different states and the District of Columbia alleging state antitrust, consumer protection and common law claims against Visa U.S.A. and MasterCard (and, in California, Visa International) on behalf of consumers. The claims in these class actions included allegations mirroring those made in the U.S. merchant lawsuit and asserting that merchants, faced with excessive merchant discount fees, passed on some portion of those fees to consumers in the form of higher prices on goods and services sold. Plaintiffs seek money damages and injunctive relief. Visa U.S.A. has been successful in the majority of these cases, as courts in 17 jurisdictions have granted Visa U.S.A.'s motions to dismiss for failure to state a claim or plaintiffs have voluntarily dismissed their complaints. In New Mexico, the court granted Visa U.S.A.'s motion to

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

dismiss at a hearing on May 14, 2010, and entered an order and judgment dismissing the case on June 9, 2010. The plaintiff filed a notice of appeal from that order and judgment on June 14, 2010. On April 18, 2012, the state appellate court affirmed the trial court's dismissal of the case. In California, in the consolidated Credit/Debit Card Tying Cases, the court dismissed claims brought under the Cartwright Act, but denied a similar motion with respect to Unfair Competition Law claims for unlawful, unfair and/or fraudulent business practices. On October 31, 2007, the court denied the plaintiffs' motion to give collateral estoppel effect to certain elements of their “tying” claim based on statements in the ruling on cross-motions for summary judgment in In re Visa Check/MasterMoney Antitrust Litigation. On October 3, 2008, the parties agreed to confidential settlement terms to resolve the dispute. A written settlement agreement executed on September 14, 2009, was submitted to the court for approval. After the parties amended the settlement agreement in certain respects, the court entered an order preliminarily approving the settlement on January 5, 2010 and entered an order granting final approval on August 23, 2010. The plaintiff in Attridge, who had filed objections to the settlement, filed a notice of appeal from the final approval order, as have other objectors to the settlement. The amount of the settlement is not considered material to the consolidated financial statements.
On January 9, 2012, the Court of Appeal of the State of California reversed the judgment approving the settlement agreement, and the case was remanded to the trial court for consideration of the fairness and adequacy of the settlement in light of the inclusion of the Attridge claims in the release. Attridge filed a motion to disqualify the trial judge in the Credit/Debit Card Tying Cases, which was granted. On June 4, 2012, the court issued an order reassigning the case to the Honorable John E. Munter, the same judge in the Attridge case.
The parties subsequently agreed upon a revised written settlement agreement, which was submitted to the court for preliminary approval on August 20, 2012 and executed as of September 6, 2012.
Vale Canjeable. On November 21, 2006, Vale Canjeable Ticketven, C.A. filed an action in the Fifth Municipal Court of Caracas (“Fifth Municipal court”), Venezuela against Todoticket 2004, C.A., and Visa International seeking a preliminary injunction preventing use of the Visa Vale mark in Venezuela. On November 29, 2006, the Fifth Municipal court granted a preliminary injunction prohibiting defendants' use of “Vale” in the Venezuelan market of food vouchers. Visa filed a constitutional objection to that ruling on December 6, 2006. The objection was dismissed, and Visa appealed the decision through the appellate courts.
After all appeals to the lower appellate courts had been rejected, on March 14, 2008, Visa filed an extraordinary appeal of the preliminary injunction ruling with the Commercial Chamber of the Supreme Court (the “Supreme Court”). On August 6, 2008, the Supreme Court ruled in Visa's favor, declared the lower court's decision null and void, and remanded the case to the appellate court. Following the Supreme Court's order, on March 25, 2009, the First Commercial Judge of Appeals of Caracas issued a new decision, affirming the preliminary injunction and finding Visa and Todoticket liable for legal fees and costs in connection with the appeal. On July 9, 2009, Visa filed a further appeal, and on December 10, 2009, the Supreme Court again decided in Visa's favor, overturning the appellate ruling. The Supreme Court ordered a new appellate judge to consider the preliminary injunction that prevented Visa from using the Visa Vale trademark in Venezuela. On August 10, 2011, the court rejected Visa's appeal of the preliminary injunction and ordered the defendants to pay costs.
In parallel to this proceeding, in December 2006, the plaintiff also filed a claim with the Fourth Commercial Court of First Instance of Caracas (“First Instance court”), alleging that the defendants infringed the plaintiff's rights as the holder of the trademark registries and requesting declarative, injunctive and monetary relief. On September 25, 2007, Visa's request for removal of the First Instance judge from the case was granted. A new judge was assigned to finalize the discovery phase of the case. On February 11, 2010, the First Instance court dismissed in its entirety the plaintiff's claim against Visa and other defendants for damages based on trademark infringement. The plaintiff appealed. On August 10, 2011, the appellate court overturned the First Instance court's dismissal in part. The court refused to award plaintiff any damages or costs, but enjoined Visa and Todoticket from using the expression “Vale” in the Venezuelan food voucher market.
Visa filed extraordinary appeals of both August 10 rulings with the Supreme Court.
European Interchange Proceedings. On April 3, 2009, the European Commission issued a Statement of Objections (“SO”) to Visa Europe, Visa International and Visa Inc. alleging a breach of European competition law. Visa Inc. and Visa International were served with the Statement of Objections on June 1, 2009. The SO alleged a

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

breach of Article 81 of the EC Treaty and Article 53 of the EEA Agreement. The SO was directed to Visa Inc. and Visa International with respect to the “Honor All Cards” rule, the “no-surcharge” rule, and certain debit interchange fee practices. On August 10, 2009, Visa Inc. and Visa International filed a response to the SO.
On April 26, 2010, Visa Europe announced an agreement with the European Commission, subject to public consultation, to end the proceedings with respect to Visa Europe's immediate debit interchange fees. After public consultation, on December 8, 2010, the European Commission concluded that the proposed agreement with Visa Europe addressed its competition concerns, made the agreement legally binding upon Visa Europe, and closed its investigation with regard to interchange fees for debit card transactions. On July 31, 2012, the European Commission announced a supplementary Statement of Objections that was sent to Visa Europe concerning interchange for consumer credit card transactions. Pursuant to existing agreements among the parties, Visa Europe is obligated to indemnify Visa International and Visa Inc. in connection with this proceeding, including payment of any fines that may be imposed.
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
On December 15, 2010, the Commissioner of Competition filed a Notice of Application against Visa Canada and MasterCard. The proceeding challenges certain Visa policies regarding merchant acceptance practices, including Visa's “no-surcharge” and “honour all cards” policies under the Competition Act. Visa Canada filed a Response to the Notice of Application on January 31, 2011. On February 10, 2011, Toronto Dominion Bank and the Canadian Bankers Association sought leave to intervene in the proceeding; Visa supported such requests. Following a hearing on March 7, 2011, the Competition Tribunal granted the intervention requests.
The hearing before the Competition Tribunal on the merits of the case was held from May 8, 2012 through June 21, 2012.
Merchant Litigation. On December 17, 2010, a purported civil follow-on case to the Competition Bureau's proceeding was filed against Visa Canada and MasterCard in the Superior Court of Québec, Canada, on behalf of a class of merchants and a class of consumers. The action, 9085-4886 Quebec Inc. et al. v. Visa Canada et al., asserts claims under Section 76 of the Competition Act, which does not provide for a civil cause of action. Plaintiff seeks unspecified money damages and injunctive relief.
On March 28, 2011, Mary Watson filed a class action lawsuit in the Supreme Court of British Columbia, Canada, on behalf of merchants and others in Canada that accept payment by Visa and MasterCard (Watson). The suit, filed against Visa Canada, MasterCard, and ten financial institutions, alleges conduct contrary to section 45 of the Competition Act and also asserts claims of civil conspiracy, interference with economic interests, and unjust enrichment, among others. Plaintiff alleges that Visa and MasterCard each conspired with their member financial institutions to set supra-competitive default interchange rates and merchant discount fees, and that Visa and MasterCard's respective “no-surcharge” and “honour all cards” rules had the anticompetitive effect of increasing merchant discount fees. The lawsuit seeks unspecified monetary damages and injunctive relief. On January 9, 2012, plaintiff filed a notice of application for certification of a class action. Defendants' responding certification material was delivered on October 15, 2012.
On May 16, 2011, a merchant class action which effectively mirrors the Watson case was initiated in Ontario (Bancroft-Snell). As in Watson, the Bancroft-Snell complaint alleges conduct in contravention of Section 45 of the Competition Act, civil conspiracy, interference with economic interests, and unjust enrichment, among other claims, and seeks similar relief. As a result of plaintiff's unopposed request on January 10, 2012, the Bancroft-Snell case is being held in abeyance pending further proceedings in the Watson case.
On April 10, 2012, the court in the 9085-4886 Quebec Inc. case permitted the plaintiff to revise its complaint to effectively mirror the Watson case, and to add the same ten financial institutions as co-defendants. On June 13,

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

2012, at plaintiff's request and in light of the proceedings in the Watson case, the court entered an order staying the case until June 21, 2013.
On July 12 and 13, 2012, merchant class actions which effectively mirror the Watson case were initiated in Saskatchewan (Canada Rent A Heater (2000) Ltd.) and Alberta (1023926 Alberta Ltd.). In light of the proceedings in the Watson case, plaintiffs' counsel in both actions advised that no further proceedings will be taken and no Statement of Defense will be required without prior reasonable notice to the parties.
Dynamic Currency Conversion. On August 31, 2010, Visa received a notice from the Australian Competition and Consumer Commission (ACCC) regarding a pending investigation into Visa's policies relating to the provision of Dynamic Currency Conversion (DCC) services. DCC refers to conversion from one currency to another, either of the price of goods or services by the merchant, or of cash withdrawals by an ATM. The ACCC has the authority to commence proceedings before the Federal Court of Australia and seek an injunction or fine if it can establish a breach of competition laws. No such proceedings have been commenced, and the potential amount of any fine cannot be estimated at this time.
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
On November 19, 2010, the plaintiff filed an amended complaint, adding GameStop Corporation as a defendant, asserting additional claims against Visa under federal and state consumer protection statutes and state common law, and seeking certification of a class of persons and entities whose credit card or debit card data was improperly accessed by Webloyalty.com since October 1, 2008. Webloyalty.com asked the Judicial Panel on Multidistrict Litigation to consolidate with this case, for pretrial proceedings, a case pending in federal district court in California in which Webloyalty.com and Movietickets.com (but not Visa) are named as defendants. On February 8, 2011, the Judicial Panel on Multidistrict Litigation denied Webloyalty.com's application to consolidate the case.
On December 23, 2010, Webloyalty.com, GameStop, and Visa each filed motions to dismiss the amended complaint.
Call center litigation. On April 28, 2011, Francisco Marenco filed a request in the U.S. District Court for the Central District of California to amend his class action complaint to name Visa Inc. as the defendant. The court granted the request and Marenco filed the amended complaint on May 6, 2011. The lawsuit alleged that Visa recorded telephone calls to call center representatives without providing a disclosure that the calls may be recorded, in alleged violation of state law in California and several other states. On May 31, 2011, the parties executed a settlement agreement in an amount that is not material to Visa's consolidated financial statements. The court granted preliminary approval of the settlement on July 20, 2011, and on November 30, 2011, the court entered a final order approving the settlement and entering judgment in the case. This matter relates to and resolves the previously reported contractual indemnity claim tendered to Visa by a processing client in October 2010.
Korean Fair Trade Commission. Following a complaint lodged by a Visa client, in July 2011 the Korean Fair Trade Commission (KFTC) initiated an investigation into Visa's requirements for the processing of international transactions over VisaNet. The KFTC has the authority to issue an injunction or fine; the potential amount of any fine cannot be estimated at this time. Visa is cooperating with the investigation.
U.S. ATM Access Fee Litigation.
National ATM Council class action. On October 12, 2011, the National ATM Council and thirteen non-bank ATM operators filed a class action lawsuit against Visa (Visa Inc., Visa International Service Association, Visa U.S.A., and Plus System, Inc.) and MasterCard in U.S. District Court for the District of Columbia. The complaint challenges

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

Visa's rule (and a similar MasterCard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. The plaintiffs claim that the rule prevents non-bank ATM operators from attracting customers through lower prices, allegedly in violation of Section 1 of the Sherman Act. The complaint requests injunctive relief, attorneys' fees, and damages “in an amount not presently known, but which is tens of millions of dollars, prior to trebling.”
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
Consumer class actions. In October 2011, three consumer class actions were filed against Visa and MasterCard in the same federal court challenging the same ATM access fee rules. One case, Genese, adds three financial institutions as defendants. All three cases purport to represent classes of consumers in claims brought under Section 1 of the Sherman Act. Stoumbos adds claims under antitrust and/or consumer protection statutes in certain states and the District of Columbia, and Bartron adds claims on behalf of sub-classes of consumers under such state laws. The consumer suits seek injunctive relief, attorneys' fees, and treble damages; Bartron and Stoumbos also seek restitution where available under state law.
On December 1, 2011, the plaintiff in the Stoumbos case filed a corrected complaint asserting the same claims as in the original complaint.
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
On January 30, 2012, Visa, MasterCard, and the defendant financial institutions filed motions to dismiss the complaints in the National ATM Council class action and the consumer class actions. A hearing on the motions to dismiss was held on September 5, 2012.
U.S. Department of Justice Civil Investigative Demand. On March 13, 2012, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand, or “CID,” to Visa Inc. seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focuses on PIN-Authenticated Visa Debit and Visa's competitive responses to the Dodd-Frank Act, including Visa's Fixed Acquirer Network Fee. Visa and its representatives have communicated and continue to communicate regularly with the Division and have provided materials in response to the CID. Visa is continuing to provide materials and cooperate with the Division in connection with the CID.
Federal Trade Commission Voluntary Access Letter. On September 21, 2012, the Bureau of Competition of the United States Federal Trade Commission (the “Bureau”) requested that Visa provide on a voluntary basis documents and information regarding potential violations of certain regulations associated with the Dodd-Frank Act, particularly Section 920(b)(1)(B) of the Electronic Funds Transfer Act, 15 U.S.C. 1693o-2, and Regulation II, 12 C.F.R. § 235.7(b) (commonly known as the “Durbin Amendment” and regulations). The request focuses on information related to the purposes, implementation, and impact of the optional PIN Debit Gateway Service. The revenue generated by the PIN Debit Gateway Service is not material to the Company's financial statements. Visa is cooperating with the Bureau and responding to its information requests.
Note 22—Subsequent Events
On October 19, 2012, Visa, MasterCard, various U.S. financial institution defendants and the class plaintiffs

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2012

signed a settlement agreement to resolve the class plaintiffs' claims in the interchange MDL. Visa also signed a settlement agreement to resolve the claims brought by a group of individual merchants which were consolidated with the MDL for coordination of pre-trial proceedings. The court granted preliminary approval of the settlement agreement with the class plaintiffs on November 9, 2012. However, the settlement with the class plaintiffs is subject to final court approval, which cannot be assured until received, and to the adjudication of any appeals. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.
On October 24, 2012, the Company announced that Charles W. Scharf had been appointed to serve as Chief Executive Officer and a member of the board of directors of the Company, effective November 1, 2012.
On October 24, 2012, the Company’s board of directors declared a dividend in the aggregate amount of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). See Note 15—Stockholders' Equity.
On October 24, 2012, the Company’s board of directors authorized an additional $1.5 billion share repurchase program to be in effect through October 2013. See Note 15—Stockholders' Equity.
On October 29, 2012, the Company made a payment of $350 million from the litigation escrow account to the Individual Plaintiffs' Settlement Fund. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly operating results for each quarter and full year of fiscal 2012 and 2011 for the Company:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Sept. 30, 2012 (1)	June 30, 2012 (2)	Mar. 31, 2012	Dec.31, 2011	2012 Total
	(in millions, except per share data)
Operating revenues	$2,731	$2,565	$2,578	$2,547	$10,421
Operating income (loss)	1,522	(2,607)	1,606	1,618	2,139
Net income (loss) attributable to Visa Inc.	1,662	(1,839)	1,292	1,029	2,144
Basic earnings (loss) per share
Class A common stock	$2.48	$(2.74)	$1.92	$1.50	$3.17
Class B common stock	$1.05	$(1.16)	$0.82	$0.73	$1.40
Class C common stock	$2.48	$(2.74)	$1.92	$1.50	$3.17
Diluted earnings (loss) per share
Class A common stock	$2.47	$(2.74)	$1.91	$1.49	$3.16
Class B common stock	$1.04	$(1.16)	$0.81	$0.73	$1.39
Class C common stock	$2.47	$(2.74)	$1.91	$1.49	$3.16

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	2011 Total
	(in millions, except per share data)
Operating revenues	$2,383	$2,322	$2,245	$2,238	$9,188
Operating income	1,362	1,345	1,383	1,366	5,456
Net income attributable to Visa Inc.	880	1,005	881	884	3,650
Basic earnings per share
Class A common stock	$1.28	$1.43	$1.24	$1.23	$5.18
Class B common stock	$0.62	$0.70	$0.63	$0.63	$2.59
Class C common stock	$1.28	$1.43	$1.24	$1.23	$5.18
Diluted earnings per share
Class A common stock	$1.27	$1.43	$1.23	$1.23	$5.16
Class B common stock	$0.62	$0.70	$0.63	$0.63	$2.58
Class C common stock	$1.27	$1.43	$1.23	$1.23	$5.16

(1)
During the fourth quarter of fiscal 2012, we reversed all previously recorded tax reserves and accrued interest associated with uncertainties related to the deductibility of covered litigation expense recorded in fiscal 2007 through the third quarter of fiscal 2012, which increased our quarterly net income by $627 million. See Overview in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

(2)
During the third quarter of fiscal 2012, we recorded a litigation provision of $4.1 billion and related tax benefits associated with the interchange MDL, which is covered by the retrospective responsibility plan. Settlements of, or judgments in, covered litigation will be paid from the litigation escrow account. See Note 3—Retrospective Responsibility Plan and Note 21—Legal Matters to our consolidated financial statements.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
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
The effectiveness of our internal control over financial reporting as of September 30, 2012, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this Report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2012, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2012, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning the Company's directors, executive officers, the Code of Business Conduct and Ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” “Executive Officers,” “Corporate Governance—Code of Business Conduct and Ethics,” and “Board of Directors and Committees of the Board—Audit and Risk Committee and Audit and Risk Committee Financial Expert” in our Proxy Statement.
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
The information required by this Item is incorporated herein by reference to the section entitled “Independent Auditor Services and Fees” in our Proxy Statement.

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

VISA INC.

By:	/s/ Byron H. Pollitt
Name:	Byron H. Pollitt
Title:	Chief Financial Officer
Date:	November 15, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Scharf	Chief Executive Officer (principal executive officer)	November 15, 2012
Charles W. Scharf

/s/ Byron H. Pollitt	Chief Financial Officer (principal financial officer and principal accounting officer)	November 15, 2012
Byron H. Pollitt

/s/ Joseph W. Saunders	Chairman of the Board	November 15, 2012
Joseph W. Saunders

/s/ Gary P. Coughlan	Director	November 15, 2012
Gary P. Coughlan

/s/ Mary B. Cranston	Director	November 15, 2012
Mary B. Cranston

/s/ Francisco Javier Fernandez-Carbajal	Director	November 15, 2012
Francisco Javier Fernandez-Carbajal

/s/ Robert W. Matschullat	Director	November 15, 2012
Robert W. Matschullat

/s/ Cathy E. Minehan	Director	November 15, 2012
Cathy E. Minehan

/s/ Suzanne Nora Johnson	Director	November 15, 2012
Suzanne Nora Johnson

/s/ David J. Pang	Director	November 15, 2012
David J. Pang

/s/ William S. Shanahan	Director	November 15, 2012
William S. Shanahan

/s/ John A. Swainson	Lead Director	November 15, 2012
John A. Swainson

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Fifth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed by Visa Inc. on December 17, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed by Visa Inc. on October 25, 2012 (the "October 25, 2012 8-K"))

3.3
Certificate of Correction of the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by Visa Inc. on July 30, 2009)

3.4
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. to Declassify the Board of Directors (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed by Visa Inc. on January 31, 2011 ("the January 31, 2011 8-K"))

3.5
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. to Implement a Majority Vote Standard in Uncontested Elections of Directors (incorporated by reference to Exhibit 3.2 to the January 31, 2011 8-K)

4.1
Form of stock certificate of Visa Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Visa Inc. proxy statement-prospectus on Form S-4 (333-143966) filed on September 13, 2007 (the “September 2007 S-4”))

4.2	Except as set forth in Exhibit 3.1 above, the instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)

4.3	Form of specimen certificate for class B common stock of Visa Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A, filed January 28, 2009)

4.4	Form of specimen certificate for class C common stock of Visa Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A, filed January 28, 2009)

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

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the October 25, 2012 8-K)

10.3	Visa Inc. 2007 Equity Incentive Compensation Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K filed by Visa Inc. on January 31, 2012)

10.4	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005, as amended (incorporated by reference to Exhibit 10.11 to the June 2007 S-4)

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

10.8	Form of Escrow Agreement among Visa Inc., Visa U.S.A. Inc. and the escrow agent (incorporated by reference to Exhibit 10.15 to the June 2007 S-4)

1

Exhibit Number	Description of Documents
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

10.21
Settlement Agreement, dated November 7, 2007, by and among Visa Inc., Visa U.S.A., Visa International and American Express (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on December 21, 2007)

10.22
Five-Year Revolving Credit Agreement, dated February 15, 2008, by and among Visa Inc., Visa International, Visa U.S.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Visa Inc. Registration Statement on Form S-1 (333-147296) filed on February 25, 2008)

10.23
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.40 to the Annual Report filed on Form 10-K for the year ended September 30, 2010 (the “September 2010 10-K”))

10.24
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010 (incorporated by reference to Exhibit 10.41 to the September 2010 10-K)

2

Exhibit Number	Description of Documents
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

10.31	Visa Inc. Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the January 31, 2011 8-K)

10.32	Loss Sharing Agreement Schedule (incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K filed by Visa Inc. on February 8, 2011 (the “February 8, 2011 8-K”))

10.33	Interchange Judgment Sharing Agreement Schedule (incorporated by reference to Exhibit 10.2 to the February 8, 2011 8-K)

10.34
First Amendment of the Visa Excess Retirement Benefit Plan, as amended and restated January 1, 2008, effective January 1, 2011 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended September 30, 2011 (the “September 2011 10-K”))

10.35
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011 (incorporated by reference to Exhibit to 10.35 to the September 2011 10-K)

10.36
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011 (incorporated by reference to Exhibit to 10.36 to the September 2011 10-K)

10.37
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011 (incorporated by reference to Exhibit to 10.37 to the September 2011 10-K)

10.38
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2011 (incorporated by reference to Exhibit to 10.38 to the September 2011 10-K)

10.39
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011 (incorporated by reference to Exhibit to 10.39 to the September 2011 10-K)

10.40	Form of Stock Option Award Agreement including clawback provision, for awards granted after November 1, 2011 (incorporated by reference to Exhibit to 10.40 to the September 2011 10-K)

10.41	Form of Restricted Stock Unit Agreement including clawback provision, for awards granted after November 1, 2011 (incorporated by reference to Exhibit to 10.41 to the September 2011 10-K)

10.42	Memorandum of Understanding (incorporated by reference to Exhibit 10.1 to the Periodic Report on Form 8-K, filed July 16, 2012 (the “July 16, 2012 8-K”))

3

Exhibit Number	Description of Documents
10.43	Omnibus Agreement (incorporated by reference to Exhibit 10.2 to the July 16, 2012 8-K)

12.1
Statement of Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 21.1 to the Automatic Shelf Registration Statement on Form S-3ASR filed by Visa Inc. on July 27, 2012)

18.1	Preferability letter from KPMG LLP, our Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the Quarterly Report on Form 10-Q filed by Visa Inc. on May 5, 2011)

21.1*	List of Subsidiaries of Visa Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302

31.2*	Certification of the Chief Financial Officer pursuant to Section 302

32.1*	Certification of the Chief Executive Officer pursuant to Section 906

32.2*	Certification of the Chief Financial Officer pursuant to Section 906

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	We have agreed to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of Visa Inc. and its subsidiaries.

†
Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.

*	Filed or furnished herewith.

4