Form 10-Q
period 2012-12-31
VISA INC.
filed 2013-02-06
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
OR
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

As of February 1, 2013, there were 529,383,861 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 28,513,839 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2012	September 30, 2012
	(in millions, except par value data)
Assets
Cash and cash equivalents	$1,334	$2,074
Restricted cash—litigation escrow (Note 2)	49	4,432
Investment securities
Trading	74	66
Available-for-sale	1,377	677
Income tax receivable	1,341	179
Settlement receivable	859	454
Accounts receivable	801	723
Customer collateral (Note 5)	819	823
Current portion of client incentives	168	209
Deferred tax assets	389	2,027
Prepaid expenses and other current assets	176	122
Total current assets	7,387	11,786
Investment securities, available-for-sale	3,401	3,283
Client incentives	40	58
Property, equipment and technology, net	1,641	1,634
Other assets	306	151
Intangible assets, net	11,403	11,420
Goodwill	11,681	11,681
Total assets	$35,859	$40,013
Liabilities
Accounts payable	$114	$152
Settlement payable	1,072	719
Customer collateral (Note 5)	819	823
Accrued compensation and benefits	288	460
Client incentives	871	830
Accrued liabilities	578	584
Accrued litigation (Note 10)	5	4,386
Total current liabilities	3,747	7,954
Deferred tax liabilities	4,057	4,058
Other liabilities	467	371
Total liabilities	8,271	12,383

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	December 31, 2012	September 30, 2012
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 530 and 535 shares issued and outstanding at December 31, 2012, and September 30, 2012, respectively (Note 6)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2012, and September 30, 2012 (Note 6)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 29 and 31 shares issued and outstanding at December 31, 2012, and September 30, 2012, respectively (Note 6)	—	—
Additional paid-in capital	19,728	19,992
Accumulated income	7,997	7,809
Accumulated other comprehensive income (loss), net
Investment securities, available-for-sale	34	3
Defined benefit pension and other postretirement plans	(184)	(186)
Derivative instruments classified as cash flow hedges	14	13
Foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive loss, net	(137)	(171)
Total equity	27,588	27,630
Total liabilities and equity	$35,859	$40,013

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,300	$1,151
Data processing revenues	1,115	951
International transaction revenues	805	748
Other revenues	179	178
Client incentives	(553)	(481)
Total operating revenues	2,846	2,547
Operating Expenses
Personnel	454	389
Marketing	193	190
Network and processing	110	98
Professional fees	88	70
Depreciation and amortization	92	80
General and administrative	106	102
Litigation provision (Note 10)	3	—
Total operating expenses	1,046	929
Operating income	1,800	1,618
Non-operating income (expense)	1	(1)
Income before income taxes	1,801	1,617
Income tax provision	508	590
Net income including non-controlling interest	1,293	1,027
Loss attributable to non-controlling interest	—	2
Net income attributable to Visa Inc.	$1,293	$1,029

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
	(in millions, except per share data)
Basic earnings per share (Note 7)
Class A common stock	$1.94	$1.50
Class B common stock	$0.82	$0.73
Class C common stock	$1.94	$1.50
Basic weighted-average shares outstanding (Note 7)
Class A common stock	531	520
Class B common stock	245	245
Class C common stock	30	46
Diluted earnings per share (Note 7)
Class A common stock	$1.93	$1.49
Class B common stock	$0.81	$0.73
Class C common stock	$1.93	$1.49
Diluted weighted-average shares outstanding (Note 7)
Class A common stock	669	690
Class B common stock	245	245
Class C common stock	30	46

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
	(in millions)
Net income including non-controlling interest	$1,293	$1,027
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain	48	1
Income tax effect	(17)	—
Defined benefit pension and other postretirement plans	3	5
Income tax effect	(1)	(2)
Derivative instruments classified as cash flow hedges
Net unrealized gain (loss)	9	(7)
Income tax effect	—	1
Reclassification adjustment for net (gain) loss realized in net income including non-controlling interest	(11)	6
Income tax effect	3	—
Other comprehensive income, net of tax	34	4
Comprehensive income including non-controlling interest	$1,327	$1,031
Comprehensive loss attributable to non-controlling interest	—	2
Comprehensive income attributable to Visa Inc.	$1,327	$1,033

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-In Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2012	535	245	31	$19,992	$7,809	$(171)	$27,630
Net income attributable to Visa Inc.					1,293		1,293
Other comprehensive income, net of tax						34	34
Comprehensive income including non-controlling interest							1,327
Issuance of restricted stock awards	1						—
Conversion of class C common stock upon sale into public market (Note 6)	2		(2)				—
Share-based compensation				48			48
Excess tax benefit for share-based compensation				50			50
Cash proceeds from exercise of stock options	1			70			70
Restricted stock and performance shares settled in cash for taxes(1)	—			(64)			(64)
Cash dividends declared and paid, at a quarterly amount of $0.33 per as-converted share (Note 6)					(220)		(220)
Repurchase of class A common stock (Note 6)	(9)			(368)	(885)		(1,253)
Balance as of December 31, 2012	530	245	29	$19,728	$7,997	$(137)	$27,588

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
	(in millions)
Operating Activities
Net income including non-controlling interest	$1,293	$1,027
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	553	481
Share-based compensation	48	38
Excess tax benefit for share-based compensation	(50)	(18)
Depreciation and amortization of property, equipment, technology and intangible assets	92	80
Deferred income taxes	1,622	34
Other	12	(37)
Change in operating assets and liabilities:
Income tax receivable	(1,162)	112
Settlement receivable	(405)	(97)
Accounts receivable	(78)	(69)
Client incentives	(453)	(343)
Other assets	(228)	2
Accounts payable	1	(82)
Settlement payable	353	(23)
Accrued and other liabilities	(38)	251
Accrued litigation (Note 10)	(4,384)	(70)
Net cash (used in) provided by operating activities	(2,824)	1,286
Investing Activities
Purchases of property, equipment, technology and intangible assets	(100)	(101)
Proceeds from disposal of property, equipment and technology	—	2
Investment securities, available-for-sale:
Purchases	(1,184)	(933)
Proceeds from sales and maturities	418	1,224
Net distributions from other investments	1	2
Net cash (used in) provided by investing activities	(865)	194

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 6)	$(1,253)	$(75)
Dividends paid (Note 6)	(220)	(152)
Deposits into litigation escrow account—retrospective responsibility plan	—	(1,565)
Payments from litigation escrow account—retrospective responsibility plan (Note 2)	4,383	70
Cash proceeds from exercise of stock options	70	44
Restricted stock and performance shares settled in cash for taxes	(64)	—
Excess tax benefit for share-based compensation	50	18
Payment for earn-out related to PlaySpan acquisition	(12)	—
Principal payments on capital lease obligations	(5)	(5)
Net cash provided by (used in) financing activities	2,949	(1,665)
Decrease in cash and cash equivalents	(740)	(185)
Cash and cash equivalents at beginning of year	2,074	2,127
Cash and cash equivalents at end of period	$1,334	$1,942
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$45	$57
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment, technology and intangible assets	$33	$42

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(unaudited)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, financial institutions and governments around the world to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited (“VWPL”), Visa Canada Corporation (“Visa Canada”), Inovant LLC (“Inovant”), and CyberSource Corporation (“CyberSource”), operate one of the world’s most advanced processing networks. The Company provides its clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company is not a bank and does not issue cards, extend credit, or collect, assess or set cardholder fees or interest charges.
Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates its majority-owned and controlled entities, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its consolidated financial statements as of and for the periods presented. Non-controlling interests are reported as a component of equity. All significant intercompany accounts and transactions are eliminated in consolidation.
Beginning with this fiscal quarter, income tax receivable is presented separately on the consolidated balance sheets. Previously, it had been included in the prepaid expenses and other current assets line. The Company also combined the interest income (expense), investment income and other lines on the consolidated statements of operations into one line entitled non-operating income (expense). All prior period information has been reclassified to conform to current period presentation.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2012, for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operation and cash flows for the interim period presented.
Recently issued and adopted accounting pronouncements. In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2011-05, which impacts the presentation of comprehensive income. The guidance requires components of other comprehensive income to be presented with net income to arrive at total comprehensive income. This ASU impacts presentation only and does not impact the underlying components of other comprehensive income or net income. In December 2011, the FASB issued an amendment to ASU 2011-05, which defers the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. All other components of ASU 2011-05 were adopted effective October 1, 2012. The adoption did not have a material impact on the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective in the second quarter of fiscal 2013, and is not expected to have a material impact on the consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company adopted ASU 2012-02 effective October 1, 2012. The adoption did not have a material impact on the consolidated financial statements.
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. See Note 10—Legal Matters.
The following table sets forth changes in the litigation escrow account.

(in millions)
Balance at October 1, 2012	$4,432
Payments to settlement funds(1)
Class plaintiffs	(4,033)
Individual plaintiffs	(350)
Balance at December 31, 2012	$49

(1)
These payments are associated with the Multidistrict Litigation Proceedings. The settlement with the class plaintiffs in these proceedings is subject to final court approval, which the Company cannot assure will be received, and to the adjudication of any appeals. See Note 10—Legal Matters.

The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the three months ended December 31, 2012.
Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2012
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds	$435	$5,676
Commercial paper			$96	$93
Investment securities, Trading
Equity securities	74	66
Investment securities, available-for-sale
U.S. government-sponsored debt securities			2,963	2,821
U.S. Treasury securities	1,539	1,066
Equity securities	62	2
Corporate debt securities			207	63
Auction rate securities					$7	$7
Prepaid and other current assets
Foreign exchange derivative instruments			16	13
Total	$2,110	$6,810	$3,282	$2,990	$7	$7
Liabilities
Accrued liabilities
Visa Europe put option					$145	$145
Earn-out related to PlaySpan acquisition					—	12
Foreign exchange derivative instruments			$12	$11
Total	$—	$—	$12	$11	$145	$157
There were no significant transfers between Level 1 and Level 2 assets during the three months ended December 31, 2012 and 2011.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets. The significant decrease in the Company's Level 1 assets reflects payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation. See Note 2—Retrospective Responsibility Plan and Note 10—Legal Matters.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from additional pricing sources and confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated with observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2012.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2012.
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
The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. The valuation of the put option therefore requires substantial judgment. The most subjective of estimates applied in valuing the put option are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential.” The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential, and other inputs used to value the put option are unobservable. At December 31, 2012 and September 30, 2012, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at December 31, 2012, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. During the three months ended December 31, 2012, there were no changes to the valuation methodology used to estimate the fair value of the put option. At December 31, 2012, the key unobservable inputs include a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.9x. At December 31, 2012, our spot P/E was 17.9x and there was a differential of 0.5x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at December 31, 2012. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Any non-cash changes in fair value are recorded in non-operating income (expense) on the consolidated statements of operations.
Earn-out related to PlaySpan acquisition. The fair value of the earn-out liability was reduced to zero at December 31, 2012, reflecting payments made in full upon achievement of certain revenue targets and other milestones.
A separate roll-forward of Level 3 assets and liabilities measured at fair value on a recurring basis is not presented as the primary activities during the three months ended December 31, 2012 and 2011 were already discussed above.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the three months ended December 31, 2012 or 2011. At December 31, 2012, and September 30, 2012, these investments totaled $73 million and $86 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
Due to a change in the Company's relationship with one of its investees during fiscal 2013, the Company reclassified equity securities previously accounted for as an equity method investment, with a carrying value of $12 million, to long-term available-for-sale investment securities. The fair value of this investment at December 31, 2012 was $59 million, resulting in the recognition of a pre-tax unrealized gain of $47 million in other comprehensive income.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and tradenames, all of which were obtained through acquisitions.
If the Company is required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values are generally estimated by using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. There were no events or circumstances that indicated these assets became impaired during the three months ended December 31, 2012 or 2011.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 31, 2012, but require disclosure of their fair values, including settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at December 31, 2012, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $52 million in gross unrealized gains at December 31, 2012. The unrealized gains were primarily related to the reclassification of the Company's equity investment discussed above. There were $4 million gross unrealized gains and $1 million gross unrealized losses at September 30, 2012. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to five years.
Note 4—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended December 31,
	2012	2011	2012	2011
	(in millions)
Service cost	$10	$10	$—	$—
Interest cost	9	10	—	—
Expected return on assets	(16)	(14)	—	—
Amortization of:
Prior service credit	(2)	(2)	(1)	(1)
Actuarial loss	7	8	—	—
Total net periodic benefit cost	$8	$12	$(1)	$(1)
Note 5—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its clients creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $49.9 billion at December 31, 2012, compared to $49.3 billion at September 30, 2012. Of these settlement exposure amounts, $3.5 billion at December 31, 2012 and September 30, 2012, were covered by collateral.
The Company maintained collateral as follows:

	December 31, 2012	September 30, 2012
	(in millions)
Cash equivalents	$819	$823
Pledged securities at market value	300	307
Letters of credit	999	1,084
Guarantees	2,004	2,022
Total	$4,122	$4,236
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $1 million at December 31, 2012 and September 30, 2012. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 6—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at December 31, 2012, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	530	—	530
Class B common stock	245	0.4206	103
Class C common stock	29	1.0000	29
Total			662

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on whole numbers, not the rounded numbers presented.
Reduction in as-converted class A common stock
The following table presents share repurchases in the open market for the three months ended:

(in millions, except per share data)	December 31, 2012
Shares repurchased in the open market (1)	9
Weighted-average repurchase price per share	$145.40
Total cost	$1,253

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
At December 31, 2012, the Company had $1.1 billion of remaining funds authorized by the board of directors available for share repurchase. In January 2013, the Company's board of directors authorized an additional $1.8 billion share repurchase program to be in effect through January 2014.
Class B common stock. Under the Company’s amended and restated certificate of incorporation, shares of class B common stock are subject to transfer restrictions until the date on which all of the covered litigation has been finally resolved. See Note 10—Legal Matters.
Class C common stock. During the three months ended December 31, 2012, 2 million shares were converted from class C to class A common stock upon their sale into the public market.
Dividends. On January 30, 2013, the Company’s board of directors declared a dividend in the amount of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 5, 2013, to all holders of record of the Company's class A, class B and class C common stock as of February 15, 2013. The Company paid $220 million in dividends during the three months ended December 31, 2012.
Note 7—Earnings Per Share
The following table presents basic and diluted earnings per share for the three months ended December 31, 2012.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)

Class A common stock	$1,031	531	$1.94	$1,293	669	(3)	$1.93
Class B common stock	200	245	0.82	200	245		0.81
Class C common stock	57	30	1.94	57	30		1.93
Participating securities(4)	5	Not presented	Not presented	5	Not presented		Not presented
Net income attributable to Visa Inc.	$1,293

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents basic and diluted earnings per share for the three months ended December 31, 2011.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)

Class A common stock	$778	520	$1.50	$1,029	690	(3)	$1.49
Class B common stock	179	245	0.73	178	245		0.73
Class C common stock	69	46	1.50	68	46		1.49
Participating securities(4)	3	Not presented	Not presented	3	Not presented		Not presented
Net income attributable to Visa Inc.	$1,029

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share calculated based on whole numbers, not the rounded numbers presented.

(2)
Net income attributable to Visa Inc. is allocated based on proportional ownership on an as-converted basis. The weighted-average numbers of shares of as-converted class B common stock used in the income allocation were 103 million and 119 million for the three months ended December 31, 2012 and 2011, respectively.

(3)
Weighted-average diluted shares outstanding is calculated on an as-converted basis, and includes incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 2 million and 3 million common stock equivalents for the three months ended December 31, 2012 and 2011, respectively, because their effect would have been dilutive, and excludes 1 million common stock equivalents for the three months ended December 31, 2012 and 2011, because their effect would have been anti-dilutive.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 8—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the three months ended December 31, 2012:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	544,923	$38.77	$145.65
Restricted stock awards ("RSAs")	844,907	145.65
Restricted stock units ("RSUs")	324,673	145.65
Performance-based shares	230,518	164.14
The Company’s non-qualified stock options, RSAs and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. For equity awards with performance and market conditions, the Company uses the graded-vesting method of expense attribution. Compensation cost is recorded net of estimated forfeitures, which are adjusted as appropriate.
Note 9—Income Taxes
The effective income tax rates were 28% and 36% for the three months ended December 31, 2012 and 2011, respectively. The effective tax rate for the three months ended December 31, 2012 was lower than the effective tax rate in the same period in fiscal 2012 primarily due to:

•
a $76 million tax benefit recognized in the quarter ended December 31, 2012, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	an overall decrease in the state tax rate as a result of changes in California apportionment rules adopted in the second quarter of fiscal 2012.
During the three months ended December 31, 2012, the Company's unrecognized tax benefits decreased by $117 million, $76 million of which reduced the effective tax rate for the current fiscal quarter. The decrease is attributable to the above-mentioned decrease in California apportionment for years prior to fiscal 2012. During the three months ended December 31, 2011, the Company's unrecognized tax benefits increased by $18 million, all of which would affect the effective tax rate if recognized. The Company accrued an insignificant amount of interest and penalties related to uncertain tax positions in the three months ended December 31, 2012, and accrued $8 million of interest in the three months ended December 31, 2011.
The Company reclassified $1.6 billion from deferred tax assets to income tax receivable in the current fiscal quarter to reflect the current tax deduction related to payments totaling $4.4 billion made in connection with the covered litigation. See Note 2—Retrospective Responsibility Plan and Note 10—Legal Matters.
Note 10—Legal Matters
The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or amounts are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could in the future incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company's financial position, results of operations or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.
For the quarter ended December 31, 2012, the Company recorded a litigation provision of $3 million. There was no significant provision activity for the three months ended December 31, 2011. The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.
The following table summarizes activity related to accrued litigation.

	2012	2011
	(in millions)
Balance at October 1	$4,386	$425
Provision for unsettled matters	3	—
Interest accretion on settled matters	—	1
Payment on unsettled matters(1)	(4,033)	—
Payment on settled matters	(351)	(70)
Balance at December 31	$5	$356

(1)
On December 10, 2012, the Company paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive class settlement agreement in the Multidistrict Litigation Proceedings. The settlement with the class plaintiffs is subject to final court approval, which the Company cannot assure will be received, and to the adjudication of any appeals. See further discussion below.

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
The Attridge Litigation. The parties in the Credit/Debit Card Tying Cases subsequently agreed upon a revised written settlement agreement, which was submitted to the court for preliminary approval on August 20, 2012 and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executed as of September 6, 2012. The court entered an order preliminarily approving the settlement on November 20, 2012. On January 9, 2013, in light of the proceedings in the Credit/Debit Card Tying Cases, the Attridge case was stayed until April 19, 2013.
The Interchange Litigation
Multidistrict Litigation Proceedings (MDL). The district court entered the preliminary approval order on November 27, 2012. On November 27, 2012, certain objectors filed a notice of appeal from the preliminary approval order in the U.S. Court of Appeals for the Second Circuit. Objectors also moved to stay the preliminary approval order in the district court and moved for expedited briefing in the court of appeals. On December 10, 2012, the court of appeals entered an order deferring briefing for the appeal until after the district court enters an order of final approval and final judgment with respect to the settlement, or otherwise concludes the matters by entry of a final judgment. On December 17, 2012, certain objectors filed a motion asking the court of appeals to reconsider its decision, which was denied on January 31, 2013. On January 15, 2013, the district court denied as moot objectors' request to stay the preliminary approval order.
On December 10, 2012, Visa paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive class settlement agreement. See Note 2—Retrospective Responsibility Plan.
Other Litigation
“Indirect Purchaser” Actions. In the Credit/Debit Card Tying Cases, the court entered an order preliminarily approving the settlement on November 20, 2012.
Canadian Competition Proceedings
Merchant Litigation. In the Watson case, the plaintiff's reply materials in support of class certification were received on November 30, 2012.
On December 14, 2012, the Watson plaintiff's counsel filed another merchant class action in Alberta (Marconies Hair Club and Laser Center Inc.) which effectively mirrors the Watson case.
Dynamic Currency Conversion (DCC). On February 4, 2013, the Australian Competition and Consumer Commission (ACCC) commenced proceedings in the Federal Court of Australia against Visa Inc., Visa U.S.A., V.W.P.L., and Visa AP (Australia) Pty Limited alleging that certain Visa policies related to the provision of DCC services violated Australian competition law. Among other things, the ACCC alleges that: (1) from May 2010 to October 2010, Visa prohibited DCC services with respect to transactions on Visa international payment cards conducted at Australian merchant outlets that had not previously been conducting DCC transactions; and (2) from at least May 2007, Visa prohibited DCC services with respect to cash withdrawals at Australian ATMs on Visa international payment cards. The ACCC seeks declaratory relief and a monetary fine. The potential amount of any fine cannot be estimated at this time.
Note 11—Subsequent Event
On January 31, 2013, the Company entered into a 364-day, unsecured $3.0 billion revolving credit facility (the “Credit Facility”). The Credit Facility, which expires on January 30, 2014, replaced the Company's prior $3.0 billion credit facility, which was to expire on February 15, 2013. The Credit Facility contains covenants and events of default customary for facilities of this type.

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
By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of new laws, regulations and marketplace barriers, including:

•	rules capping debit interchange reimbursement fees promulgated under the Dodd-Frank Act;

•	rules under the Dodd-Frank Act expanding issuers' and merchants' choice among debit payment networks;

•	increased regulation outside the United States and in other product categories;

•	increased government support of national payment networks outside the United States; and

•	rules about consumer privacy and data use and security;

•	developments in current or future litigation or government enforcement, including:

•	those affecting interchange reimbursement fees, antitrust and tax disputes; and

•	our failure to satisfy the conditions necessary to make the multidistrict litigation settlement effective;

•	economic factors, such as:

•	an increase or spread of the current European crisis involving sovereign debt and the euro;

•	a failure to raise the "debt ceiling" in the United States and its repercussions;

•	cross-border activity and currency exchange rates;

•	material changes in our clients' performance compared to our estimates; and

•	other global economic, political and health conditions;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from the payments value stream;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving our cards; and

•	issues arising at Visa Europe, including failure to maintain interoperability between our systems;

•	costs and liquidity needs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	failure to integrate recent acquisitions successfully or to effectively launch new products and businesses; and
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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the first quarter of fiscal 2013 reflects the impact of a tepid global economic recovery.
Multidistrict Litigation Proceedings (MDL). On October 19, 2012, Visa, MasterCard, various U.S. financial institution defendants and the class plaintiffs signed a settlement agreement to resolve the class plaintiffs' claims in the interchange MDL. The court granted preliminary approval of the class plaintiffs' settlement agreement on November 9, 2012, and entered the preliminary approval order on November 27, 2012. On December 10, 2012, Visa paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive class settlement agreement. The settlement with the class plaintiffs is subject to final court approval, which we cannot assure will be received, and to the adjudication of any appeals. We also signed a settlement agreement to resolve the claims brought by a group of individual merchants which were consolidated with the MDL for coordination of pre-trial proceedings. Pursuant to the settlement agreement, we paid $350 million from the litigation escrow account to the individual merchants on October 29, 2012, and on November 6, 2012, the court entered an order dismissing the individual merchants' claims with prejudice. See Note 2—Retrospective Responsibility Plan and Note 10—Legal Matters to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. During the three months ended December 31, 2012, we repurchased 9 million shares of our class A common stock, using $1.3 billion of cash on hand. At December 31, 2012, we had $1.1 billion of remaining funds authorized by the board of directors available for share repurchase. In January 2013, our board of directors authorized an additional $1.8 billion share repurchase program to be in effect through January 2014. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Compared to the prior period, overall payments volume increased as a result of continuing growth in consumer credit and commercial payments volume worldwide. These increases were partially offset by an anticipated decrease in U.S. consumer debit, primarily due to the impacts of the Dodd-Frank Act. Excluding U.S. debit transactions, which reflect the impacts of the Dodd-Frank Act, the number of processed transactions continues to increase at a healthy rate, reflecting the continuing worldwide shift to electronic currency.
The following table sets forth nominal payments volume for the periods presented in nominal dollars.(1)

	U.S.			Rest of World			Visa Inc.
	3 months ended September 30, 2012 (2)	3 months ended September 30, 2011 (2)	% Change	3 months ended September 30, 2012 (2)	3 months ended September 30, 2011 (2)	% Change	3 months ended September 30, 2012 (2)	3 months ended September 30, 2011 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$191	$172	11%	$361	$339	7%	$552	$511	8%
Consumer debit(3)	248	267	(7)%	91	83	10%	340	349	(3)%
Commercial and other(3)	82	78	6%	34	33	3%	116	111	5%
Total Nominal Payments Volume	$521	$517	1%	$487	$454	7%	$1,008	$971	4%
Cash volume	111	109	1%	481	470	2%	592	579	2%
Total Nominal Volume(4)	$632	$626	1%	$968	$924	5%	$1,600	$1,550	3%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2012 and 2011, were based on payments volume reported by our financial institution clients for the three months ended September 30, 2012 and 2011, respectively.

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

The table below provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network during the periods presented.(1)

	Three months ended December 31,
	2012	2011	% Change
	(in millions, except percentages)
Visa processed transactions(2)	14,159	13,600	4%
CyberSource billable transactions(3)	1,581	1,235	28%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.

Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,527	$1,386	$141	10%
Rest of world	1,264	1,106	158	14%
Visa Europe	55	55	—	—%
Total Operating Revenues	$2,846	$2,547	$299	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. Operating revenue also benefited from pricing modifications made on various services. These benefits were partially offset by volume loss and increases to client incentives in the United States as part of our strategy to mitigate the impacts of the Dodd-Frank Act. We expect our percentage growth in operating revenues to remain in the low double digits for the full 2013 fiscal year.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. There was no significant impact on the year-over-year growth for the three months ended December 31, 2012, as the effect of exchange rate movements was substantially mitigated through our hedging program. We expect the impacts of our hedging program to continue to minimize the effect of exchange rate movements during the remainder of fiscal 2013.
The following table sets forth the components of our total operating revenues.

	Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,300	$1,151	$149	13%
Data processing revenues	1,115	951	164	17%
International transaction revenues	805	748	57	8%
Other revenues	179	178	1	1%
Client incentives	(553)	(481)	(72)	15%
Total Operating Revenues	$2,846	$2,547	$299	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•
Service revenues increased primarily due to 4% growth in nominal payments volume; however, the growth in service revenues was significantly greater than the growth in nominal payments volume. This reflects a shift in the mix of our payments volume, most notably a significant decline in volume related to Interlink, which is a debit product that does not generate any service revenues. Service revenues also benefited from geography-specific pricing actions that became effective after the first quarter of fiscal 2012.

•
Data processing revenues increased primarily as a result of the implementation of our strategy to mitigate, to some extent, the negative impacts from the Dodd-Frank Act through pricing modifications and collaborating with our clients and other business partners to win merchant and acquirer routing preference. This price restructuring included the implementation of the Fixed Acquirer Network Fee, which was partially offset by reductions in certain variable fees. While data processing fees benefited from the price restructuring that became effective in the last half of fiscal 2012, increased merchant and acquirer incentives executed as part of this strategy resulted in higher client incentive levels, which partially offset this increase.

Data processing revenues also benefited from overall growth in processed transactions of 4% and solid growth in CyberSource billable transactions. Growth in the number of processed transactions reflected growth in Visa transactions processed outside of the United States, U.S. credit transactions and U.S. Visa Debit transactions, which exclude Interlink. Processed transaction growth from Interlink decreased 44% in the first quarter of fiscal 2013 as compared to the same prior-year period. This negative impact reflected an anticipated decline in U.S. debit processed transactions as a result of certain provisions of the Dodd-Frank Act, which became effective in the third quarter of fiscal 2012.

•	International transaction revenues increased primarily due to 11% growth in nominal cross-border payments volume.

•
Client incentives increased due to incentives incurred on long-term client contracts that were initiated or renewed after the first quarter of fiscal 2012. These included a number of significant long-term merchant and acquirer contracts executed as part of our strategy to mitigate the impact of the Dodd-Frank Act. Client incentives also increased as a result of overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be in the range of 18% to 18.5% for the full 2013 fiscal year.

Operating Expenses
The following table sets forth components of our total operating expenses for the periods presented.

	Three months ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$454	$389	$65	17%
Marketing	193	190	3	2%
Network and processing	110	98	12	12%
Professional fees	88	70	18	25%
Depreciation and amortization	92	80	12	16%
General and administrative	106	102	4	4%
Litigation provision	3	—	3	NM
Total Operating Expenses	$1,046	$929	$117	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•
Personnel increased primarily due to increases in headcount reflecting our strategy to invest for future growth, particularly in key product and geography-specific initiatives. Share-based compensation also increased as a result of the immediate recognition of costs for equity awards granted to our new Chief Executive Officer.

•	Network and processing increased primarily due to higher fees paid for the operation of our network and increased investment in technology projects.

•	Professional fees increased primarily reflecting greater investment in technology projects.

•
Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our core business as well as our e-commerce and mobile initiatives.

Effective Income Tax Rate
The effective income tax rates were 28% and 36% for the three months ended December 31, 2012 and 2011, respectively. The effective tax rate for the three months ended December 31, 2012, was lower than the effective tax rate in the same period in fiscal 2012 primarily due to:

•
a $76 million tax benefit recognized in the quarter ended December 31, 2012, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•	an overall decrease in the state tax rate, as a result of changes in California apportionment rules adopted in the second quarter of fiscal 2012.

For the full year, we anticipate that our annual effective income tax rate will be between 30% and 32%.
In the fourth quarter of fiscal 2012, the U.S. Internal Revenue Service (IRS) completed its examination of our U.S. federal tax returns for fiscal years 2006 through 2008. All issues examined were resolved with no significant adjustments. The federal statute of limitations for the aforementioned fiscal years was scheduled to expire in June of 2013. However, to accommodate certain administrative IRS procedures, the federal statute of limitations for these years is now expected to expire on December 31, 2013. We do not expect the IRS to raise any additional issues related to these fiscal years that could have a material impact on our results of operations or financial position.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Three Months Ended December 31,
	2012	2011
	(in millions)
Total cash provided by (used in):
Operating activities	$(2,824)	$1,286
Investing activities	(865)	194
Financing activities	2,949	(1,665)
Decrease in cash and cash equivalents	$(740)	$(185)
Operating activities. Cash used in operating activities during the first quarter of fiscal 2013, reflects payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation. As these payments were made from our litigation escrow account, they are also reflected as a cash inflow under financing activities. See Note 2—Retrospective Responsibility Plan and Note 10—Legal Matters to our unaudited consolidated financial statements. Absent these litigation payments, cash provided by operating activities has increased as compared to the prior year period, primarily reflecting growth in net income.
Investing activities. Cash used in investing activities was higher compared to the prior year, primarily reflecting less proceeds received from maturities and sales of available-for-sale investment securities, offset by an increase in purchases of long-term available-for-sale investment securities.
Financing activities. Cash provided by financing activities during the three months ended December 31, 2012, reflects the funding of payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation, offset by $1.3 billion used to repurchase class A common stock in the open market. Activity in the prior year primarily reflected a deposit into the litigation escrow account totaling $1.6 billion.
Sources of Liquidity

Our primary sources of liquidity are cash on hand, cash flow from operations, our investment portfolio and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents and short-term or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings and the returns that these holdings provide. We believe that cash flow generated from operations, in conjunction with access to our other sources of liquidity, will be more than sufficient to meet our ongoing operational needs.
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $3.6 billion at December 31, 2012. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on these amounts. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2012, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.
Reduction in as-converted class A common stock. During the three months ended December 31, 2012, we repurchased 9 million shares of our class A common stock, using $1.3 billion of cash on hand. At December 31, 2012, we had $1.1 billion of remaining funds authorized by the board of directors available for share repurchase. In January 2013, our board of directors authorized an additional $1.8 billion share repurchase program to be in effect through January 2014. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2012, we paid $220 million in dividends. On January 30, 2013, our board of directors declared a dividend in the amount of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 5, 2013. See Note 6—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and Class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At December 31, 2012, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at December 31, 2012, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio at the date of exercise.
Fair Value Measurements—Financial Instruments
As of December 31, 2012, our financial instruments measured at fair value on a recurring basis included $5.4 billion of assets and $157 million of liabilities. Of these instruments, $152 million, or less than 3%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the three months ended December 31, 2012, compared to September 30, 2012.

ITEM 4.	Controls and Procedures
Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of Visa Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of Visa Inc. were effective at the reasonable assurance level as of the end of the period covered by this report.
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
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on November 15, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2012.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2012	100	$134.94	100	$2,337,450,688
November 1-30, 2012	4,381,139	$142.79	4,101,481	$1,751,419,094
December 1-31, 2012	5,083,637	$148.52	5,083,637	$996,279,967
Total	9,464,876	$145.87	9,185,218

(1)
Includes 279,658 shares of class A common stock withheld at an average price of $141.70 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of the Company's consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates. In January 2013, the Company's board of directors authorized an additional $1.8 billion share repurchase program to be in effect through January 2014.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
The list of exhibits required to be filed as exhibits to this report is listed in the “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	February 6, 2013	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2013	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1	Offer Letter dated October 23, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	99.2	10/24/2012

10.2	Aircraft Time Sharing Agreement, effective November 7, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	10.1	11/9/2012

10.3*
Settlement Agreement, dated October 19, 2012, among Visa Inc., Visa U.S.A. Inc., Visa International, MasterCard International Incorporated, MasterCard Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs' claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720 (JG) (JO)

10.4*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO, for awards granted in November, 2012

10.5*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO, for awards granted in November, 2012

10.6*
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, with limited vesting upon termination for awards granted in November, 2012

10.7*
Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Agreement for executive officers, other than the CEO, with limited vesting upon termination for awards granted in November, 2012

31.1*
Certification of Charles W. Scharf, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certification of Charles W. Scharf, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.