Form 10-Q
period 2013-03-31
VISA INC.
filed 2013-05-01
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

As of April 26, 2013, there were 517,954,609 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 28,531,541 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	September 30, 2012
	(in millions, except par value data)
Assets
Cash and cash equivalents	$1,377	$2,074
Restricted cash—litigation escrow (Note 2)	49	4,432
Investment securities
Trading	72	66
Available-for-sale	1,270	677
Income tax receivable	1,163	179
Settlement receivable	488	454
Accounts receivable	802	723
Customer collateral (Note 6)	846	823
Current portion of client incentives	215	209
Deferred tax assets	421	2,027
Prepaid expenses and other current assets	211	122
Total current assets	6,914	11,786
Investment securities, available-for-sale	2,974	3,283
Client incentives	100	58
Property, equipment and technology, net	1,674	1,634
Other assets	331	151
Intangible assets, net	11,385	11,420
Goodwill	11,681	11,681
Total assets	$35,059	$40,013
Liabilities
Accounts payable	$118	$152
Settlement payable	722	719
Customer collateral (Note 6)	846	823
Accrued compensation and benefits	358	460
Client incentives	890	830
Accrued liabilities	599	584
Accrued litigation (Note 11)	6	4,386
Total current liabilities	3,539	7,954
Deferred tax liabilities	4,046	4,058
Other liabilities	579	371
Total liabilities	8,164	12,383

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	March 31, 2013	September 30, 2012
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 519 and 535 shares issued and outstanding at March 31, 2013, and September 30, 2012, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2013, and September 30, 2012 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 29 and 31 shares issued and outstanding at March 31, 2013, and September 30, 2012, respectively (Note 7)	—	—
Additional paid-in capital	19,305	19,992
Accumulated income	7,723	7,809
Accumulated other comprehensive income (loss), net
Investment securities, available-for-sale	35	3
Defined benefit pension and other postretirement plans	(183)	(186)
Derivative instruments classified as cash flow hedges	16	13
Foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive loss, net	(133)	(171)
Total equity	26,895	27,630
Total liabilities and equity	$35,059	$40,013

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,369	$1,241	$2,669	$2,392
Data processing revenues	1,150	922	2,265	1,873
International transaction revenues	831	733	1,636	1,481
Other revenues	175	179	354	357
Client incentives	(567)	(497)	(1,120)	(978)
Total operating revenues	2,958	2,578	5,804	5,125
Operating Expenses
Personnel	486	431	940	820
Marketing	195	170	388	360
Network and processing	119	103	229	201
Professional fees	91	82	179	152
Depreciation and amortization	98	80	190	160
General and administrative	108	106	214	208
Litigation provision (Note 11)	1	—	4	—
Total operating expenses	1,098	972	2,144	1,901
Operating income	1,860	1,606	3,660	3,224
Non-operating (expense) income	(3)	3	(2)	2
Income before income taxes	1,857	1,609	3,658	3,226
Income tax provision	587	317	1,095	907
Net income including non-controlling interest	1,270	1,292	2,563	2,319
Loss attributable to non-controlling interest	—	—	—	2
Net income attributable to Visa Inc.	$1,270	$1,292	$2,563	$2,321

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in millions, except per share data)
Basic earnings per share (Note 8)
Class A common stock	$1.93	$1.92	$3.87	$3.41
Class B common stock	$0.81	$0.82	$1.63	$1.56
Class C common stock	$1.93	$1.92	$3.87	$3.41
Basic weighted-average shares outstanding (Note 8)
Class A common stock	524	524	528	522
Class B common stock	245	245	245	245
Class C common stock	28	42	29	44
Diluted earnings per share (Note 8)
Class A common stock	$1.92	$1.91	$3.86	$3.40
Class B common stock	$0.81	$0.81	$1.62	$1.55
Class C common stock	$1.92	$1.91	$3.86	$3.40
Diluted weighted-average shares outstanding (Note 8)
Class A common stock	660	676	665	683
Class B common stock	245	245	245	245
Class C common stock	28	42	29	44

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in millions)
Net income including non-controlling interest	$1,270	$1,292	$2,563	$2,319
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale
Net unrealized gain	2	6	50	7
Income tax effect	—	(2)	(17)	(2)
Reclassification adjustment for net gain realized in net income including non-controlling interest	(1)	—	(1)	—
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans	2	(13)	5	(8)
Income tax effect	(1)	2	(2)	—
Derivative instruments classified as cash flow hedges
Net unrealized gain (loss)	6	(5)	15	(12)
Income tax effect	—	5	—	6
Reclassification adjustment for net (gain) loss realized in net income including non-controlling interest	(6)	(2)	(17)	4
Income tax effect	2	1	5	1
Foreign currency translation adjustments	—	4	—	4
Other comprehensive income (loss), net of tax	4	(4)	38	—
Comprehensive income including non-controlling interest	1,274	1,288	2,601	2,319
Comprehensive loss attributable to non-controlling interest	—	—	—	2
Comprehensive income attributable to Visa Inc.	$1,274	$1,288	$2,601	$2,321

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-In Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2012	535	245	31	$19,992	$7,809	$(171)	$27,630
Net income attributable to Visa Inc.					2,563		2,563
Other comprehensive income, net of tax						38	38
Comprehensive income including non-controlling interest							2,601
Issuance of restricted stock awards	1						—
Conversion of class C common stock upon sale into public market	2		(2)				—
Share-based compensation				98			98
Excess tax benefit for share-based compensation				56			56
Cash proceeds from exercise of stock options	1			84			84
Restricted stock and performance shares settled in cash for taxes(1)	—			(64)			(64)
Cash dividends declared and paid, at a quarterly amount of $0.33 per as-converted share (Note 7)					(437)		(437)
Repurchase of class A common stock (Note 7)	(20)			(861)	(2,212)		(3,073)
Balance as of March 31, 2013	519	245	29	$19,305	$7,723	$(133)	$26,895

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
	(in millions)
Operating Activities
Net income including non-controlling interest	$2,563	$2,319
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	1,120	978
Share-based compensation	98	76
Excess tax benefit for share-based compensation	(56)	(27)
Depreciation and amortization of property, equipment, technology and intangible assets	190	160
Deferred income taxes	1,580	(200)
Other	35	(36)
Change in operating assets and liabilities:
Income tax receivable	(984)	(30)
Settlement receivable	(34)	(96)
Accounts receivable	(79)	(95)
Client incentives	(1,108)	(724)
Other assets	(327)	(2)
Accounts payable	(15)	(94)
Settlement payable	3	253
Accrued and other liabilities	218	41
Accrued litigation	(4,384)	(140)
Net cash (used in) provided by operating activities	(1,180)	2,383
Investing Activities
Purchases of property, equipment, technology and intangible assets	(211)	(162)
Proceeds from disposal of property, equipment and technology	—	2
Investment securities, available-for-sale:
Purchases	(1,854)	(2,140)
Proceeds from sales and maturities	1,616	1,530
Net cash used in investing activities	(449)	(770)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 7)	$(3,073)	$(75)
Dividends paid (Note 7)	(437)	(300)
Deposits into litigation escrow account—retrospective responsibility plan	—	(1,565)
Payments from litigation escrow account—retrospective responsibility plan	4,383	140
Cash proceeds from exercise of stock options	84	77
Restricted stock and performance shares settled in cash for taxes	(64)	—
Excess tax benefit for share-based compensation	56	27
Payment for earn-out related to PlaySpan acquisition	(12)	—
Principal payments on capital lease obligations	(5)	(6)
Net cash provided by (used in) financing activities	932	(1,702)
Effect of exchange rate changes on cash and cash equivalents	—	4
Decrease in cash and cash equivalents	(697)	(85)
Cash and cash equivalents at beginning of year	2,074	2,127
Cash and cash equivalents at end of period	$1,377	$2,042
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$421	$1,071
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment, technology and intangible assets	$41	$52

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, financial institutions and governments around the world to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Canada Corporation, Inovant LLC, and CyberSource Corporation (“CyberSource”), operate one of the world’s most advanced processing networks. The Company provides its clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company is not a bank and does not issue cards, extend credit, or collect, assess or set cardholder fees or interest charges.
Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates its majority-owned and controlled entities, including variable interest entities ("VIEs") for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its consolidated financial statements as of and for the periods presented. All significant intercompany accounts and transactions are eliminated in consolidation.
Beginning with the first quarter of fiscal 2013, income tax receivable is presented separately on the consolidated balance sheets. Previously, it had been included in the prepaid expenses and other current assets line. The Company also combined the interest income (expense), investment income and other lines on the consolidated statements of operations into one line entitled, "Non-operating income." All prior period information has been reclassified to conform to current period presentation.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission ("SEC") requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2012 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operation and cash flows for the interim periods presented.
Recently issued and adopted accounting pronouncements. In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2011-05, which impacts the presentation of comprehensive income. The guidance requires components of other comprehensive income to be presented with net income to arrive at total comprehensive income. This ASU impacts presentation only and does not impact the underlying components of other comprehensive income or net income. In December 2011, the FASB issued an amendment to ASU 2011-05, which deferred the requirement to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. All other components of ASU 2011-05 were adopted effective October 1, 2012. The adoption did not have a material impact on the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The standard impacts presentation only and does not impact the underlying components of other comprehensive income or net income. The Company will adopt the standard effective October 1, 2013. The adoption is not expected to have a material impact on the consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The Company adopted ASU 2012-02 effective October 1, 2012, and applied the new guidance in its annual impairment

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

review of indefinite-lived intangible assets as of February 1, 2013. See Note 3—Fair Value Measurements and Investments. The adoption did not have a material impact on the consolidated financial statements.
In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of ASU 2011-11. As amended, ASU 2011-11 requires disclosure of the effect or potential effect of offsetting arrangements on a Company's financial position as well as enhanced disclosure of the rights of offset associated with a Company's recognized derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. The amended standard impacts presentation only and is not expected to have a material impact on the consolidated financial statements. The Company will adopt the standard effective October 1, 2013.
In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The Company will adopt the standard effective October 1, 2014. The adoption is not expected to have a material impact on the consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, which clarifies the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company will adopt the standard effective October 1, 2014. The adoption is not expected to have a material impact on the consolidated financial statements.
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. See Note 11—Legal Matters.
The following table summarizes activity related to the litigation escrow account.

(in millions)
Balance at October 1, 2012	$4,432
Payments to settlement funds(1):
Class plaintiffs	(4,033)
Individual plaintiffs	(350)
Balance at March 31, 2013	$49

(1)
These payments are associated with the Multidistrict Litigation Proceedings. The settlement with the class plaintiffs in these proceedings is subject to final court approval, which the Company cannot assure will be received, and to the adjudication of any appeals. See Note 11—Legal Matters.

The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the six months ended March 31, 2013.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012
	(in millions)
Assets
Cash equivalents and restricted cash
Money market funds	$477	$5,676
Commercial paper			$34	$93
Investment securities, trading
Equity securities	72	66
Investment securities, available-for-sale
U.S. government-sponsored debt securities			2,737	2,821
U.S. Treasury securities	1,075	1,066
Equity securities	63	2
Corporate debt securities			362	63
Auction rate securities					$7	$7
Prepaid and other current assets
Foreign exchange derivative instruments			18	13
Total	$1,687	$6,810	$3,151	$2,990	$7	$7
Liabilities
Accrued liabilities
Visa Europe put option					$145	$145
Earn-out related to PlaySpan acquisition					—	12
Foreign exchange derivative instruments			$17	$11
Total	$—	$—	$17	$11	$145	$157
There were no significant transfers between Level 1 and Level 2 assets during the six months ended March 31, 2013 and 2012.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets. The significant decrease in the Company's Level 1 assets primarily reflects payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar (not identical) assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from additional pricing sources then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2013.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2013.
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
The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. The valuation of the put option therefore requires substantial judgment. The most subjective estimates applied in valuing the put option are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential.” The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential, and other inputs used to value the put option are unobservable.
At March 31, 2013 and September 30, 2012, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at March 31, 2013, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. During the six months ended March 31, 2013, there were no changes to the valuation methodology used to estimate the fair value of the put option. At March 31, 2013, the key unobservable inputs include a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.9x. At March 31, 2013, our spot P/E was 20x and there was a differential of 2.4x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at March 31, 2013. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Any non-cash changes in fair value are recorded in non-operating income on the consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earn-out related to PlaySpan acquisition. The fair value of the earn-out liability was reduced to zero, reflecting payments made in full during the quarter ended December 31, 2012, upon achieving certain revenue targets and other milestones.
A separate roll-forward of Level 3 assets and liabilities measured at fair value on a recurring basis is not presented as the primary activities during the six months ended March 31, 2013 and 2012 were already discussed above.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The Company recognized a $15 million other-than-temporary impairment loss during the six months ended March 31, 2013. There were no impairment charges recorded during the six months ended March 31, 2012. At March 31, 2013, and September 30, 2012, these investments totaled $56 million and $86 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
Due to a change in the Company's relationship with one of its investees during fiscal 2013, the Company reclassified equity securities previously accounted for as an equity method investment, with a carrying value of $12 million, to long-term available-for-sale investment securities. The fair value of this investment at March 31, 2013 was $60 million, resulting in the recognition of a pre-tax unrealized gain of $48 million in other comprehensive income.
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
If the Company is required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values are generally estimated by using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2013, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2013.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at March 31, 2013, but require disclosure of their fair values: settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at March 31, 2013, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $54 million in gross unrealized gains and $1 million in gross unrealized losses at March 31, 2013. The unrealized gains were primarily related to the reclassification of the Company's equity investment discussed above. There were $4 million gross unrealized gains and $1 million gross unrealized losses at September 30, 2012. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to five years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Debt
Commercial paper program. Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. On February 7, 2013, the Company replaced the existing $500 million program with a new commercial paper program. Under the new program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Company had no outstanding obligations under either program during the six months ended March 31, 2013.
Credit facility. On January 31, 2013, the Company entered into an unsecured $3.0 billion revolving credit facility (the “Credit Facility”). The Credit Facility, which expires on January 30, 2014, replaced the Company's existing $3.0 billion credit facility, which would have expired on February 15, 2013. The Credit Facility contains covenants and events of default customary for facilities of this type. The participating lenders in the Credit Facility include affiliates of certain holders of the Company's class B and class C common stock and some of the Company's clients or affiliates of its clients. This facility is maintained to provide liquidity in the event of settlement failures by the Company's clients, to back up the commercial paper program and for general corporate purposes.
Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate ("LIBOR") or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. Visa also agreed to pay a commitment fee, which will fluctuate based on the credit rating of the Company's senior unsecured long-term debt. Currently, the applicable margin is 0.00% to 0.75% depending on the type of the loan, and the commitment fee is 0.05%. There were no borrowings under either facility and the Company was in compliance with all related covenants during the six months ended March 31, 2013.
Note 5—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost	$12	$9	$22	$19	$—	$—	$—	$—
Interest cost	9	10	18	20	—	1	—	1
Expected return on assets	(15)	(13)	(31)	(27)	—	—	—	—
Amortization of:
Prior service credit	(3)	(3)	(5)	(5)	—	(1)	(1)	(2)
Actuarial loss	7	8	14	16	—	—	—	—
Total net periodic benefit cost	$10	$11	$18	$23	$—	$—	$(1)	$(1)
Note 6—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its clients creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through our settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $53.0 billion at March 31, 2013, compared to $49.3 billion at September 30, 2012. Of

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these settlement exposure amounts, $3.5 billion at March 31, 2013 and September 30, 2012, were covered by collateral.
The Company maintained collateral as follows:

	March 31, 2013	September 30, 2012
	(in millions)
Cash equivalents	$846	$823
Pledged securities at market value	260	307
Letters of credit	1,091	1,084
Guarantees	1,940	2,022
Total	$4,137	$4,236
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $1 million at March 31, 2013 and September 30, 2012. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 7—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at March 31, 2013, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	519	—	519
Class B common stock	245	0.4206	103
Class C common stock	29	1.0000	29
Total			651

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on whole numbers, not the rounded numbers presented.
Reduction in as-converted class A common stock
The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013
Shares repurchased in the open market (1)	12	20
Weighted-average repurchase price per share	$157.24	$152.19
Total cost	$1,820	$3,073

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
At March 31, 2013, the Company had $1.0 billion of remaining funds available for share repurchase authorized by the board of directors. The authorization will be in effect through January 2014.
Dividends. On April 23, 2013, the Company’s board of directors declared a dividend in the amount of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 4, 2013, to all holders of record of the Company's class A, class B and class C common stock as of May 17, 2013. The Company paid $437 million in dividends during the six months ended March 31, 2013.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Earnings Per Share
The following table presents earnings per share for the three months ended March 31, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,011	524	$1.93	$1,270	660	(3)	$1.92
Class B common stock	199	245	0.81	199	245		0.81
Class C common stock	55	28	1.93	55	28		1.92
Participating securities(4)	5	Not presented	Not presented	5	Not presented		Not presented
Net income attributable to Visa Inc.	$1,270
The following table presents earnings per share for the six months ended March 31, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,041	528	$3.87	$2,563	665	(3)	$3.86
Class B common stock	399	245	1.63	398	245		1.62
Class C common stock	113	29	3.87	112	29		3.86
Participating securities(4)	10	Not presented	Not presented	10	Not presented		Not presented
Net income attributable to Visa Inc.	$2,563
The following table presents earnings per share for the three months ended March 31, 2012.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,006	524	$1.92	$1,292	676	(3)	$1.91
Class B common stock	200	245	0.82	200	245		0.81
Class C common stock	81	42	1.92	80	42		1.91
Participating securities(4)	5	Not presented	Not presented	5	Not presented		Not presented
Net income attributable to Visa Inc.	$1,292

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the six months ended March 31, 2012. (1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,780	522	$3.41	$2,321	683	(3)	$3.40
Class B common stock	382	245	1.56	381	245		1.55
Class C common stock	151	44	3.41	150	44		3.40
Participating securities(4)	8	Not presented	Not presented	8	Not presented		Not presented
Net income attributable to Visa Inc.	$2,321

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on whole numbers, not the rounded numbers presented.

(2)
Net income attributable to Visa Inc. is allocated based on proportional ownership on an as-converted basis. The weighted-average numbers of shares of as-converted class B common stock used in the income allocation were 103 million for the three and six months ended March 31, 2013, and 104 million and 112 million for the three and six months ended March 31, 2012, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 2 million common stock equivalents for the three and six months ended March 31, 2013, and 3 million for the three and six months ended March 31, 2012, because their effect would have been dilutive. The computation excludes less than 1 million common stock equivalents for the three and six months ended March 31, 2013 and 2012, because their effect would have been anti-dilutive.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 9—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the six months ended March 31, 2013:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	553,034	$38.79	$145.81
Restricted stock awards ("RSAs")	863,383	145.89
Restricted stock units ("RSUs")	325,232	145.67
Performance-based shares(1)	230,518	164.14

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options, RSAs and RSUs, are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. For equity awards with performance and market conditions, the Company uses the graded-vesting method of expense attribution. Compensation cost is recorded net of estimated forfeitures, which are adjusted as appropriate.
Note 10—Income Taxes
The effective income tax rates were 32% and 30% for the three and six months ended March 31, 2013, respectively, and 20% and 28% for the three and six months ended March 31, 2012, respectively. The effective tax rates for the three and six months ended March 31, 2013, differ from the effective tax rates in the same periods in fiscal 2012 due mainly to:

•	certain foreign tax credit benefits related to prior years recognized in the second quarter of fiscal 2013;

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•
the absence of a one-time, non-cash benefit of $208 million from the remeasurement of existing net deferred tax liabilities recorded in the second quarter of fiscal 2012 as a result of the California state apportionment rule changes adopted during that quarter.

During the three and six months ended March 31, 2013, the Company's gross unrecognized tax benefits increased by $338 million and $221 million, respectively, $247 million and $171 million of which, respectively, would favorably impact our effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to changes in judgments and estimates related to various state tax positions across several jurisdictions. During the three and six months ended March 31, 2013, the Company accrued $3 million and $5 million of interest, respectively, and $1 million and $2 million of penalties, respectively, related to uncertain tax positions. During the three and six months ended March 31, 2012, the Company accrued $7 million and $14 million of interest, respectively, and no penalties related to uncertain tax positions.
The Company reclassified $1.6 billion from deferred tax assets to income tax receivable in the first quarter of the current fiscal year to reflect the current tax deduction related to payments totaling $4.4 billion made in connection with the covered litigation. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters. The income tax receivable will be applied to reduce income taxes payable throughout fiscal 2013.
Note 11—Legal Matters
The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or amounts are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could, in the future, incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company's financial position, results of operations or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.
The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss at the balance sheet date.
The following table summarizes activity related to accrued litigation.

	Fiscal 2013	Fiscal 2012
	(in millions)
Balance at October 1	$4,386	$425
Provision for unsettled matters	4	—
Interest accretion on settled matters	—	1
Payment on unsettled matters(1)	(4,033)	—
Payment on settled matters	(351)	(140)
Balance at March 31	$6	$286

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee.
The Attridge Litigation. The parties in the Credit/Debit Card Tying Cases subsequently agreed upon a revised written settlement agreement, which was submitted to the court for preliminary approval on August 20, 2012 and executed as of September 6, 2012. The court entered an order preliminarily approving the settlement on November 20, 2012. On April 11, 2013, the settlement in the Credit/Debit Tying Cases was granted final approval. On April 25, 2013, in light of the proceedings in the Credit/Debit Card Tying Cases, the Attridge case was stayed until September 20, 2013.
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
Other Litigation
“Indirect Purchaser” Actions. In the Credit/Debit Card Tying Cases, the court entered an order preliminarily approving the settlement on November 20, 2012. On April 11, 2013, the court entered an order finally approving the settlement and entered judgment.
European Interchange Proceedings
European Commission. On March 8, 2013, Visa Inc. and Visa International received a redacted copy of the supplementary Statement of Objections (“SSO”) that was previously announced by the European Commission (“EC”) on July 31, 2012. On April 24, 2013, Visa Inc. and Visa International received a less redacted version of the SSO from the EC, but to date have not received a complete copy of the SSO without redactions. The SSO alleges a breach of Article 101 of the Treaty on the Functioning of the European Union and Article 53 of the European Economic Area Agreement. Among other things, the SSO asserts claims jointly against Visa Europe, Visa Inc., and Visa International, objecting to: (1) the level of domestic credit interchange, primarily in the following eight European Economic Area member states: Ireland, Luxembourg, Sweden, Italy, Malta, Netherlands, Belgium, and Hungary; (2) the level of cross-border credit interchange for transactions at European merchants with respect to cards issued both in Europe and outside of Europe, and seeking the substantial reduction of both domestic and such cross-border credit interchange; (3) Visa Europe's rule prohibiting cross-border acquiring; and (4) other point-of-sale rules, such as the “Honor All Cards” and “no-surcharge” rules. The SSO also announces the EC's intention to impose fines. The potential amount of any fine resulting from the action could be substantial but cannot be estimated at this time. Visa Europe is obligated to indemnify Visa Inc. and Visa International in connection with this proceeding, in our opinion, including payment of any fines that may be imposed. However, on April 4, 2013, Visa Europe expressed an "initial" view that it is not obligated to indemnify Visa Inc. or Visa International for any claim in the SSO. Visa Inc. continues to firmly believe that Visa Europe is obligated to indemnify for all claims contained in the SSO, and has been in discussions with Visa Europe to resolve this issue.
Threatened Merchant Litigation. On March 22, 2013, Visa Inc. learned that counsel for private merchant plaintiffs have threatened to file litigation against Visa Europe, Visa Inc., and Visa International with respect to interchange rates in Europe. While the amount of interchange being challenged could be substantial, the full scope of the claims is not known at this time. On March 28, 2013, Visa Europe, Visa Inc., Visa International and the plaintiffs entered into (1) a standstill agreement, which tolled any limitation periods that would have been applicable to the claims which had not yet expired; and (2) a costs agreement, which preserved the then-current recoverability rules in the United Kingdom which changed on April 1, 2013. Visa Europe is obligated to indemnify Visa Inc. and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Visa International in connection with this proceeding, in our opinion, and Visa Europe has agreed to bear certain costs contemplated by the standstill agreement. However, on April 4, 2013, Visa Europe expressed an "initial" view that they are not obligated to indemnify Visa Inc. or Visa International for claims included within this threatened litigation. Visa Inc. continues to firmly believe that Visa Europe is obligated to indemnify for these claims, and has been in discussions with Visa Europe to resolve this issue.
Canadian Competition Proceedings
Merchant Litigation. In the Watson case, the plaintiff's reply materials in support of class certification were received on November 30, 2012. The class certification hearing commenced on April 22, 2013.
On December 3, 2012, plaintiff's counsel in the 1023926 Alberta Ltd. action filed an application for certification of a class action. On December 14, 2012, the Watson plaintiff's counsel filed another merchant class action in Alberta (Macaronies Hair Club and Laser Centre Inc.), which effectively mirrors the claims in the Watson case.
On January 4, 2013, plaintiff's counsel in the Canada Rent A Heater (2000) Ltd. action (now titled Crown and Hand Pub Ltd.) filed an application for certification of a class action. On January 23, 2013, the Watson plaintiff's counsel filed another action in Saskatchewan (Hello Baby Equipment Inc.), which effectively mirrors the claims in the Watson case.
Dynamic Currency Conversion ("DCC")
On February 4, 2013, the Australian Competition and Consumer Commission ("ACCC") commenced proceedings in the Federal Court of Australia against Visa Inc., Visa U.S.A., V.W.P.L., and Visa AP (Australia) Pty Limited alleging that certain Visa policies related to the provision of DCC services violated Australian competition law. Among other things, the ACCC alleges that: (1) from May 2010 to October 2010, Visa prohibited DCC services with respect to transactions on Visa international payment cards conducted at Australian merchant outlets that had not previously been conducting DCC transactions; and (2) from at least May 2007, Visa prohibited DCC services with respect to cash withdrawals at Australian ATMs on Visa international payment cards. The ACCC seeks declaratory relief and a monetary fine. The potential amount of any fine cannot be estimated at this time.
U.S. ATM Access Fee Litigation
On February 13, 2013, the court granted the motion to dismiss and dismissed the cases without prejudice. On March 12, 2013, plaintiffs in the National ATM Council class action and the consumer class actions moved for an order altering or amending the court's February 13, 2013 order to provide that (1) the complaints (as opposed to the cases) are dismissed without prejudice, and (2) plaintiffs may move to amend their complaints. On April 15, 2013, plaintiffs in the National ATM Council class action and the Stoumbos case moved for leave to file amended complaints. On April 18, 2013, plaintiffs in the Mackmin case moved for leave to file an amended complaint.
Consumer Financial Protection Bureau. On February 7, 2013, Visa received a letter from the Consumer Financial Protection Bureau ("CFPB") seeking documents and information, on a voluntary basis, regarding Visa's practices with respect to the conversion of U.S. cardholder foreign transactions from foreign currency into U.S. dollars. On March 20, 2013, Visa met with the CFPB and provided information and materials in response to the requests. Visa is continuing to cooperate with the CFPB's inquiry.

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
By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of new laws, regulations and marketplace barriers, including:

•	rules capping debit interchange reimbursement fees promulgated under the Dodd-Frank Act;

•	rules under the Dodd-Frank Act expanding issuers' and merchants' choice among debit payment networks;

•	increased regulation outside the United States and in other product categories;

•	increased government support of national payment networks outside the United States; and

•	rules about consumer privacy and data use and security;

•	developments in current or future litigation or government enforcement, including:

•	those affecting interchange reimbursement fees, antitrust and tax disputes; and

•	our failure to satisfy the conditions necessary to make the multidistrict litigation settlement effective;

•	economic factors, such as:

•	an increase or spread of the current European crisis involving sovereign debt and the euro;

•	a failure to raise the "debt ceiling" or to resolve the current sequestration in the United States;

•	cross-border activity and currency exchange rates;

•	material changes in our clients' performance compared to our estimates; and

•	other global economic, political and health conditions;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from the payments value stream;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data compromises or increased fraudulent or other illegal activities involving our cards; and

•	issues arising at Visa Europe, including failure to maintain interoperability between our systems;

•	costs and liquidity needs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	failure to integrate recent acquisitions successfully or to effectively launch new products and businesses; and
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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the first half of fiscal 2013 reflects the impacts of a tepid global economic recovery.
Adjusted financial results. Our reported financial results for the three and six months ended March 31, 2012 benefited from a one-time non-cash adjustment of $208 million related to the remeasurement of our net deferred tax liabilities (“deferred tax adjustment”), which was recorded in our income tax provision during the three months ended March 31, 2012. We believe the presentation of adjusted net income and adjusted diluted earnings per share for the three and six months ended March 31, 2012, excluding the $208 million benefit, provides a clearer understanding of our operating performance in those periods. The following tables present our financial results for the three and six months ended March 31, 2013, as compared to our adjusted financial results for the three and six months ended March 31, 2012.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(in millions, except per share data)	Net income attributable to Visa Inc.	Fully-diluted earnings per share (1)	Net income attributable to Visa Inc.	Fully-diluted earnings per share (1)
As reported	$1,270	$1.92	$1,292	$1.91
Impact of deferred tax adjustment	—	—	(208)	(0.31)
Adjusted	$1,270	$1.92	$1,084	$1.60
Weighted-average number of diluted shares outstanding (as reported)		660		676

	Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
(in millions, except per share data)	Net income attributable to Visa Inc.	Fully-diluted earnings per share (1)	Net income attributable to Visa Inc.	Fully-diluted earnings per share (1)
As reported	$2,563	$3.86	$2,321	$3.40
Impact of deferred tax adjustment	—	—	(208)	(0.30)
Adjusted	$2,563	$3.86	$2,113	$3.09
Weighted-average number of diluted shares outstanding (as reported)		665		683

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on whole numbers, not the rounded numbers presented.
Multidistrict Litigation Proceedings (MDL). On October 19, 2012, Visa, MasterCard, various U.S. financial institution defendants and the class plaintiffs signed a settlement agreement to resolve the class plaintiffs' claims in the interchange MDL. The court entered the preliminary approval order of the class plaintiffs' settlement agreement on November 27, 2012. On December 10, 2012, Visa paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive class settlement agreement. The settlement with the class plaintiffs is subject to final court approval, which we cannot assure will be received, and to the adjudication of any appeals. We also signed a settlement agreement to resolve the claims brought by a group of individual merchants which were consolidated with the MDL for coordination of pre-trial proceedings. Pursuant to the settlement agreement, we paid $350 million from the litigation escrow account to the individual merchants on October 29, 2012, and on November 6, 2012, the court entered an order dismissing the individual merchants' claims with prejudice. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. During the three and six months ended March 31, 2013, we repurchased 12 million and 20 million shares, respectively, of our class A common stock using $1.8 billion and $3.1 billion, respectively, of cash on hand. At March 31, 2013, we had $1.0 billion of remaining funds available for share repurchase authorized by the board of directors. The authorization will be in effect through January 2014. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Compared to the prior periods, overall payments volume increased as a result of continuing growth in consumer credit and commercial payments volume worldwide. These increases were partially offset by an anticipated decrease in U.S. consumer debit, primarily due to the impacts of the Dodd-Frank Act. Excluding U.S. debit transactions, which reflect the impacts of the Dodd-Frank Act, the number of processed transactions continues to increase at a healthy rate, reflecting the continuing worldwide shift to electronic currency.

The following tables present nominal payments volume.(1)

	U.S.			Rest of World			Visa Inc.
	3 Months Ended December 31, 2012 (2)	3 Months Ended December 31, 2011 (2)	% Change	3 Months Ended December 31, 2012 (2)	3 Months Ended December 31, 2011 (2)	% Change	3 Months Ended December 31, 2012 (2)	3 Months Ended December 31, 2011 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$204	$183	11%	$391	$349	12%	$595	$532	12%
Consumer debit(3)	259	271	(4)%	101	83	22%	360	353	2%
Commercial and other(3)	82	76	8%	37	32	14%	119	108	10%
Total Nominal Payments Volume	$545	$529	3%	$529	$464	14%	$1,074	$993	8%
Cash volume	109	107	2%	512	489	5%	621	596	4%
Total Nominal Volume(4)	$654	$636	3%	$1,041	$953	9%	$1,695	$1,589	7%

	U.S.			Rest of World			Visa Inc.
	6 Months Ended December 31, 2012 (2)	6 Months Ended December 31, 2011 (2)	% Change	6 Months Ended December 31, 2012 (2)	6 Months Ended December 31, 2011 (2)	% Change	6 Months Ended December 31, 2012 (2)	6 Months Ended December 31, 2011 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$394	$355	11%	$752	$687	9%	$1,146	$1,042	10%
Consumer debit(3)	508	537	(6)%	192	165	16%	700	703	—%
Commercial and other(3)	164	153	7%	71	66	8%	235	219	7%
Total Nominal Payments Volume	$1,066	$1,046	2%	$1,015	$918	11%	$2,081	$1,964	6%
Cash volume	220	216	2%	994	959	4%	1,213	1,175	3%
Total Nominal Volume(4)	$1,286	$1,262	2%	$2,009	$1,877	7%	$3,295	$3,139	5%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2013 and 2012, were based on payments volume reported by our financial institution clients for the three and six months ended December 31, 2012 and 2011, respectively.

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

The table below provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network.(1)

	Three Months Ended March 31,			Six Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except percentages)
Visa processed transactions(2)	13,850	13,038	6%	28,009	26,638	5%
CyberSource billable transactions(3)	1,608	1,281	25%	3,188	2,516	27%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended March 31,		2013 vs. 2012		Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,598	$1,364	$234	17%	$3,125	$2,750	$375	14%
Rest of world	1,305	1,159	146	13%	2,569	2,265	304	13%
Visa Europe	55	55	—	—%	110	110	—	—%
Total operating revenues	$2,958	$2,578	$380	15%	$5,804	$5,125	$679	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. Operating revenue also benefited from pricing modifications made on various services. These benefits were partially offset by volume loss and increases to client incentives in the United States as part of our strategy to mitigate the impacts of the Dodd-Frank Act. We expect our percentage growth in operating revenues for the full 2013 fiscal year to be in the low double digits.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. There was no significant impact on the year-over-year growth for the three or six months ended March 31, 2013, as the effect of exchange rate movements was substantially mitigated through our hedging program. We expect the impacts of our hedging program to continue to minimize the effect of exchange rate movements during the remainder of fiscal 2013.

The following table sets forth the components of our total operating revenues.

	Three Months Ended March 31,		2013 vs. 2012		Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,369	$1,241	$128	10%	$2,669	$2,392	$277	12%
Data processing revenues	1,150	922	228	25%	2,265	1,873	392	21%
International transaction revenues	831	733	98	13%	1,636	1,481	155	10%
Other revenues	175	179	(4)	(2)%	354	357	(3)	—%
Client incentives	(567)	(497)	(70)	14%	(1,120)	(978)	(142)	15%
Total operating revenues	$2,958	$2,578	$380	15%	$5,804	$5,125	$679	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•
Service revenues increased during the three and six month comparable periods primarily due to 8% and 6% growth in nominal payments volume, respectively; however, the growth in service revenues was greater than the growth in nominal payments volume. This reflects a shift in the mix of our payments volume, most notably a significant decline in volume related to Interlink, which is a debit product that does not generate any service revenues.

•
Data processing revenues increased primarily as a result of the implementation of our strategy to mitigate, to some extent, the negative impacts from the Dodd-Frank Act through pricing modifications and collaborating with our clients and other business partners to win merchant and acquirer routing preference. This price restructuring included the implementation of the Fixed Acquirer Network Fee, which was partially offset by reductions in certain variable fees. While data processing fees benefited from the price restructuring that became effective in the second half of fiscal 2012, increased merchant and acquirer incentives executed as part of this strategy resulted in higher client incentive levels, which partially offset this increase.

Data processing revenues also benefited from overall growth in processed transactions of 6% and 5% during the three and six month comparable periods, respectively, and solid growth in CyberSource billable transactions. Growth in the number of processed transactions reflected growth in Visa transactions processed outside of the United States, U.S. credit transactions and U.S. Visa Debit transactions, which exclude Interlink. Processed transaction growth from Interlink decreased 30% and 38% during the three and six month comparable periods, respectively. This negative impact reflected an anticipated decline in U.S. debit processed transactions as a result of certain provisions of the Dodd-Frank Act, which became effective in the third quarter of fiscal 2012.

•	International transaction revenues increased during the three and six month comparable periods, primarily due to 10% growth in nominal cross-border payments volume.

•
Client incentives increased primarily due to incentives incurred on long-term client contracts that were initiated or renewed after the second quarter of fiscal 2012. These included a number of significant long-term merchant and acquirer contracts executed as part of our strategy to mitigate the impact of the Dodd-Frank Act. Client incentives also increased as a result of overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We now expect incentives as a percentage of gross revenues to be in the range of 16% to 17% for the full 2013 fiscal year. The decline in our full-year expectation is primarily due to the anticipated overall impact of recently executed issuer contracts in combination with delayed deal execution globally.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended March 31,		2013 vs. 2012		Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$486	$431	$55	13%	$940	$820	$120	15%
Marketing	195	170	25	15%	388	360	28	8%
Network and processing	119	103	16	16%	229	201	28	14%
Professional fees	91	82	9	11%	179	152	27	17%
Depreciation and amortization	98	80	18	21%	190	160	30	19%
General and administrative	108	106	2	2%	214	208	6	3%
Litigation provision	1	—	1	NM	4	—	4	NM
Total Operating Expenses	$1,098	$972	$126	13%	$2,144	$1,901	$243	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•	Personnel increased primarily due to increases in headcount reflecting our strategy to invest for future growth, particularly in key product and geography-specific initiatives.

•
Marketing increased primarily due to a low level of spend in the prior year largely related to the timing of the 2012 Summer Olympics, which occurred during the second half of fiscal 2012. We anticipate an increase in spending during the second half of fiscal 2013 to support a number of campaigns, including the 2013 FIFA Confederation Cup. Total marketing spend is expected to be under $1 billion for fiscal 2013.

•	Network and processing increased mainly due to greater investment in technology projects and costs incurred for the operation of our processing network.

•	Professional fees increased primarily reflecting greater investment in technology projects.

•
Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our core business as well as our e-commerce and mobile initiatives.

Effective Income Tax Rate
The effective income tax rates were 32% and 30% for the three and six months ended March 31, 2013, respectively, and 20% and 28% for the three and six months ended March 31, 2012, respectively. The effective tax rates for the three and six months ended March 31, 2013, differ from the effective tax rates in the same periods in fiscal 2012 due mainly to:

•	certain foreign tax credit benefits related to prior years recognized in the second quarter of fiscal 2013;

•
a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•
the absence of a one-time, non-cash benefit of $208 million from the remeasurement of existing net deferred tax liabilities recorded in the second quarter of fiscal 2012, as a result of the California state apportionment rule changes adopted during that quarter. Excluding the impact of this deferred tax adjustment, our effective tax rates for the three and six months ended March 31, 2012 would have been 33% and 35%, respectively.

During the three and six months ended March 31, 2013, our gross unrecognized tax benefits increased by $338 million and $221 million, respectively, $247 million and $171 million of which, respectively, would favorably impact our effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to changes in judgments and estimates related to various state tax positions across several jurisdictions.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended March 31,
	2013	2012
	(in millions)
Total cash (used in) provided by:
Operating activities	$(1,180)	$2,383
Investing activities	(449)	(770)
Financing activities	932	(1,702)
Effect of exchange rate changes on cash and cash equivalents	—	4
Decrease in cash and cash equivalents	$(697)	$(85)
Operating activities. Cash used in operating activities during the first half of fiscal 2013, reflects payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation. As these payments were made from our litigation escrow account, they are also reflected as a cash inflow under financing activities. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements. The current tax deduction related to these payments contributed to the $650 million decline in overall income taxes paid for the comparable year-over-year period. Absent the above impacts, cash provided by operating activities would have totaled $2.6 billion, an increase over the prior-year period. This increase reflects continued growth in net income.
Investing activities. Cash used in investing activities was lower compared to the prior year, reflecting a decrease in purchases of available-for-sale investment securities, combined with greater proceeds received from maturities and sales of available-for-sale investment securities.
Financing activities. Cash provided by financing activities during the first half of fiscal 2013, reflects the funding of payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation, offset by $3.1 billion used to repurchase class A common stock in the open market and dividend payments of $437 million. Activity in the prior year reflected a deposit into the litigation escrow account totaling $1.6 billion.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $3.9 billion at March 31, 2013. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on these amounts. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. On February 7, 2013, we replaced the existing $500 million program with a new commercial paper program. Under the new program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under either program at March 31, 2013. See Note 4—Debt to our unaudited consolidated financial statements.
Credit facility. On January 31, 2013, we entered into an unsecured $3.0 billion revolving credit facility (the "Credit Facility"). The Credit Facility, which expires on January 30, 2014, replaced our existing $3.0 billion credit facility, which would have expired on February 15, 2013. The Credit Facility contains covenants and events of default customary for facilities of this type. There were no borrowings under either facility and we were in compliance with all related covenants at March 31, 2013. See Note 4—Debt to our unaudited consolidated financial statements.
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
Reduction in as-converted class A common stock. During the three and six months ended March 31, 2013, we repurchased 12 million and 20 million shares, respectively, of our class A common stock using $1.8 billion and $3.1 billion, respectively, of cash on hand. At March 31, 2013, we had $1.0 billion of remaining funds authorized by the board of directors available for share repurchase. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the first half of fiscal 2013, we paid $437 million in dividends. On April 23, 2013, our board of directors declared a dividend in the amount of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 4, 2013, to all holders of record as of May 17, 2013. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and Class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At March 31, 2013, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at March 31, 2013, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio at the date of exercise.
Fair Value Measurements—Financial Instruments
As of March 31, 2013, our financial instruments measured at fair value on a recurring basis included $4.8 billion of assets and $162 million of liabilities. Of these instruments, $152 million, or less than 3%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the six months ended March 31, 2013, compared to September 30, 2012.

ITEM 4.	Controls and Procedures
Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in

Exchange Act Rule 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) of Visa Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of Visa Inc. were effective at the reasonable assurance level as of the end of the period covered by this report.
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
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2013.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2013	62	$156.66	—	$2,746,279,967
February 1-28, 2013	6,080,075	$157.03	6,078,223	$1,791,708,914
March 1-31, 2013	4,717,520	$158.87	4,717,516	$1,042,163,233
Total	10,797,657	$157.83	10,795,739

(1)
Includes 1,918 shares of class A common stock withheld at an average price of $157.01 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

VISA INC.

Date:	May 1, 2013	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2013	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1	364-Day Revolving Credit Agreement	8-K	001-33977	10.1	1/31/2013

10.2	Confirmation Letter by John M. Partridge, dated March 29, 2013	8-K	001-33977	10.1	4/1/2013

31.1*	Certification of Charles W. Scharf, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Charles W. Scharf, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.