Form 10-Q
period 2013-06-30
VISA INC.
filed 2013-07-24
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

As of July 19, 2013, there were 514,589,442 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 27,393,264 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	September 30, 2012
	(in millions, except par value data)
Assets
Cash and cash equivalents	$1,453	$2,074
Restricted cash—litigation escrow (Note 2)	49	4,432
Investment securities:
Trading	73	66
Available-for-sale	1,822	677
Income tax receivable	600	179
Settlement receivable	459	454
Accounts receivable	779	723
Customer collateral (Note 6)	817	823
Current portion of client incentives	240	209
Deferred tax assets	429	2,027
Prepaid expenses and other current assets	220	122
Total current assets	6,941	11,786
Investment securities, available-for-sale	3,189	3,283
Client incentives	85	58
Property, equipment and technology, net	1,689	1,634
Other assets	332	151
Intangible assets, net	11,368	11,420
Goodwill	11,681	11,681
Total assets	$35,285	$40,013
Liabilities
Accounts payable	$131	$152
Settlement payable	817	719
Customer collateral (Note 6)	817	823
Accrued compensation and benefits	444	460
Client incentives	829	830
Accrued liabilities	628	584
Accrued litigation (Note 11)	5	4,386
Total current liabilities	3,671	7,954
Deferred tax liabilities	4,043	4,058
Other liabilities	568	371
Total liabilities	8,282	12,383

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	June 30, 2013	September 30, 2012
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 515 and 535 shares issued and outstanding at June 30, 2013, and September 30, 2012, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2013, and September 30, 2012 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 27 and 31 shares issued and outstanding at June 30, 2013, and September 30, 2012, respectively (Note 7)	—	—
Additional paid-in capital	19,130	19,992
Accumulated income	7,989	7,809
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	26	3
Defined benefit pension and other postretirement plans	(181)	(186)
Derivative instruments classified as cash flow hedges	40	13
Foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive loss, net	(116)	(171)
Total equity	27,003	27,630
Total liabilities and equity	$35,285	$40,013

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,298	$1,216	$3,967	$3,608
Data processing revenues	1,191	1,040	3,456	2,913
International transaction revenues	854	748	2,490	2,229
Other revenues	179	175	533	532
Client incentives	(521)	(614)	(1,641)	(1,592)
Total operating revenues	3,001	2,565	8,805	7,690
Operating Expenses
Personnel	493	435	1,433	1,255
Marketing	252	242	640	602
Network and processing	117	102	346	303
Professional fees	103	99	282	251
Depreciation and amortization	101	84	291	244
General and administrative	108	112	322	320
Litigation provision (Note 11)	(1)	4,098	3	4,098
Total operating expenses	1,173	5,172	3,317	7,073
Operating income (loss)	1,828	(2,607)	5,488	617
Non-operating income	5	—	3	2
Income (loss) before income taxes	1,833	(2,607)	5,491	619
Income tax provision (benefit)	608	(768)	1,703	139
Net income (loss) including non-controlling interest	1,225	(1,839)	3,788	480
Loss attributable to non-controlling interest	—	—	—	2
Net income (loss) attributable to Visa Inc.	$1,225	$(1,839)	$3,788	$482

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Basic earnings (loss) per share (Note 8)
Class A common stock	$1.89	$(2.74)	$5.76	$0.71
Class B common stock	$0.79	$(1.16)	$2.42	$0.32
Class C common stock	$1.89	$(2.74)	$5.76	$0.71
Basic weighted-average shares outstanding (Note 8)
Class A common stock	515	525	524	523
Class B common stock	245	245	245	245
Class C common stock	28	40	29	43
Diluted earnings (loss) per share (Note 8)
Class A common stock	$1.88	$(2.74)	$5.74	$0.71
Class B common stock	$0.79	$(1.16)	$2.41	$0.32
Class C common stock	$1.88	$(2.74)	$5.74	$0.71
Diluted weighted-average shares outstanding (Note 8)
Class A common stock	651	672	660	681
Class B common stock	245	245	245	245
Class C common stock	28	40	29	43

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss) including non-controlling interest	$1,225	$(1,839)	$3,788	$480
Other comprehensive (loss) income, net of tax:
Investment securities, available-for-sale:
Net unrealized (loss) gain	(10)	(6)	40	1
Income tax effect	1	2	(16)	—
Reclassification adjustment for net gain realized in net income including non-controlling interest	—	—	(1)	—
Income tax effect	—	—	—	—
Defined benefit pension and other postretirement plans	3	9	8	1
Income tax effect	(1)	(3)	(3)	(3)
Derivative instruments classified as cash flow hedges:
Net unrealized gain	40	21	55	9
Income tax effect	(9)	(9)	(9)	(3)
Reclassification adjustment for net gain realized in net income including non-controlling interest	(9)	(7)	(26)	(3)
Income tax effect	2	2	7	3
Foreign currency translation adjustments	—	(8)	—	(4)
Other comprehensive income, net of tax	17	1	55	1
Comprehensive income (loss) including non-controlling interest	1,242	(1,838)	3,843	481
Comprehensive loss attributable to non-controlling interest	—	—	—	2
Comprehensive income (loss) attributable to Visa Inc.	$1,242	$(1,838)	$3,843	$483

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-In Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2012	535	245	31	$19,992	$7,809	$(171)	$27,630
Net income attributable to Visa Inc.					3,788		3,788
Other comprehensive income, net of tax						55	55
Comprehensive income including non-controlling interest							3,843
Issuance of restricted stock awards	1						—
Conversion of class C common stock upon sale into public market	4		(4)				—
Share-based compensation				139			139
Excess tax benefit for share-based compensation				64			64
Cash proceeds from exercise of stock options	1			98			98
Restricted stock and performance shares settled in cash for taxes(1)	—			(64)			(64)
Cash dividends declared and paid, at a quarterly amount of $0.33 per as-converted share (Note 7)					(653)		(653)
Repurchase of class A common stock (Note 7)	(26)			(1,099)	(2,955)		(4,054)
Balance as of June 30, 2013	515	245	27	$19,130	$7,989	$(116)	$27,003

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
	(in millions)
Operating Activities
Net income including non-controlling interest	$3,788	$480
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Amortization of client incentives	1,641	1,592
Share-based compensation	139	112
Excess tax benefit for share-based compensation	(64)	(42)
Depreciation and amortization of property, equipment, technology and intangible assets	291	244
Deferred income taxes	1,562	(1,427)
Litigation provision and accretion (Note 11)	3	4,099
Other	39	(34)
Change in operating assets and liabilities:
Income tax receivable	(421)	(41)
Settlement receivable	(5)	(31)
Accounts receivable	(56)	(231)
Client incentives	(1,700)	(1,315)
Other assets	(310)	—
Accounts payable	5	(58)
Settlement payable	98	298
Accrued and other liabilities	351	134
Accrued litigation (Note 11)	(4,384)	(140)
Net cash provided by operating activities	977	3,640
Investing Activities
Purchases of property, equipment, technology and intangible assets	(333)	(270)
Proceeds from disposal of property, equipment and technology	—	2
Investment securities, available-for-sale:
Purchases	(2,789)	(3,326)
Proceeds from sales and maturities	1,767	1,640
Net distributions from other investments	1	14
Acquisitions, net of cash received	—	(3)
Net cash used in investing activities	(1,354)	(1,943)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 7)	$(4,054)	$(536)
Dividends paid (Note 7)	(653)	(448)
Deposits into litigation escrow account—retrospective responsibility plan	—	(1,565)
Payments from litigation escrow account—retrospective responsibility plan (Note 2)	4,383	140
Cash proceeds from exercise of stock options	98	111
Restricted stock and performance shares settled in cash for taxes	(64)	—
Excess tax benefit for share-based compensation	64	42
Payment for earn-out related to PlaySpan acquisition	(12)	—
Principal payments on capital lease obligations	(6)	(6)
Net cash used in financing activities	(244)	(2,262)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Decrease in cash and cash equivalents	(621)	(569)
Cash and cash equivalents at beginning of year	2,074	2,127
Cash and cash equivalents at end of period	$1,453	$1,558
Supplemental Disclosure of Cash Flow Information
Income taxes paid, net of refunds	$478	$1,575
Amounts included in accounts payable and accrued and other liabilities related to purchases of property, equipment, technology and intangible assets	$27	$85

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, financial institutions and governments around the world to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Canada Corporation, Inovant LLC and CyberSource Corporation (“CyberSource”), operate one of the world’s most advanced processing networks. The Company provides its clients with payment processing platforms that encompass consumer credit, debit, prepaid and commercial payments, and facilitates global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. The Company is not a bank and does not issue cards, extend credit, or collect, assess or set cardholder fees or interest charges.
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
In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company adopted ASU 2012-02 effective October 1, 2012, and applied the new guidance in its annual impairment review of indefinite-lived intangible assets as of February 1, 2013. See Note 3—Fair Value Measurements and Investments. The adoption did not have a material impact on the consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company will adopt the standard effective October 1, 2014. The adoption is not expected to have a material impact on the consolidated financial statements.
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. See Note 11—Legal Matters.
The following table summarizes activity related to the litigation escrow account.

(in millions)
Balance at October 1, 2012	$4,432
Payments to settlement funds(1):
Class plaintiffs	(4,033)
Individual plaintiffs	(350)
Balance at June 30, 2013	$49

(1)
These payments are associated with the Multidistrict Litigation Proceedings. The settlement with the class plaintiffs in these proceedings is subject to final court approval, which the Company cannot assure will be received, and to the adjudication of any appeals. See Note 11—Legal Matters.

The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the nine months ended June 30, 2013.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$620	$5,676
Commercial paper			$52	$93
Investment securities, trading:
Equity securities	73	66
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,880	2,821
U.S. Treasury securities	1,574	1,066
Equity securities	60	2
Corporate debt securities			491	63
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			44	13
Total	$2,327	$6,810	$3,467	$2,990	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$145	$145
Earn-out related to PlaySpan acquisition					—	12
Foreign exchange derivative instruments			$6	$11
Total	$—	$—	$6	$11	$145	$157
There were no significant transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2013 and 2012.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar (not identical) assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2013.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2013.
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
At June 30, 2013 and September 30, 2012, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at June 30, 2013, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. During the nine months ended June 30, 2013, there were no changes to the valuation methodology used to estimate the fair value of the put option. At June 30, 2013, the key unobservable inputs included a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.9x. At June 30, 2013, the Company's spot P/E was 21.0x, and there was a differential of 2.4x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at June 30, 2013. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Any non-cash changes in fair value are recorded in non-operating income on the consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earn-out related to PlaySpan acquisition. The fair value of the earn-out liability was reduced to zero, reflecting payments made in full during the quarter ended December 31, 2012, upon achieving certain revenue targets and other milestones.
A separate roll-forward of Level 3 assets and liabilities measured at fair value on a recurring basis is not presented as the primary activities during the nine months ended June 30, 2013 and 2012 were already discussed above.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The Company recognized a $15 million other-than-temporary impairment loss during the nine months ended June 30, 2013. There were no impairment charges recorded during the nine months ended June 30, 2012. At June 30, 2013, and September 30, 2012, these investments totaled $54 million and $86 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
Due to a change in the Company's relationship with one of its investees during fiscal 2013, the Company reclassified equity securities previously accounted for as an equity method investment, with a carrying value of $12 million, to long-term available-for-sale investment securities. The fair value of this investment at June 30, 2013 was $57 million, resulting in the recognition of a pre-tax unrealized gain of $45 million in other comprehensive income.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2013, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2013.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at June 30, 2013, but require disclosure of their fair values: settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at June 30, 2013, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $48 million in gross unrealized gains and $6 million in gross unrealized losses at June 30, 2013. The unrealized gains were primarily related to the Company's reclassified equity investment discussed above. There were $4 million gross unrealized gains and $1 million gross unrealized losses at September 30, 2012. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to five years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Debt
Commercial paper program. Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. On February 7, 2013, the Company replaced the existing $500 million program with a new commercial paper program. Under the new program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Company had no outstanding obligations under the new program at June 30, 2013.
Credit facility. On January 31, 2013, the Company entered into an unsecured $3.0 billion revolving credit facility. This credit facility, which expires on January 30, 2014, replaced the Company's existing $3.0 billion credit facility, which would have expired on February 15, 2013. The new credit facility contains covenants and events of default customary for facilities of this type. The participating lenders in the new credit facility include affiliates of certain holders of the Company's class B and class C common stock and some of the Company's clients or affiliates of its clients. The new credit facility is maintained to provide liquidity in the event of settlement failures by the Company's clients, to back up the commercial paper program and for general corporate purposes.
Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate ("LIBOR") or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. Visa also agreed to pay a commitment fee that fluctuates based on the credit rating of the Company's senior unsecured long-term debt. Currently, the applicable margin is 0.00% to 0.75% depending on the type of the loan, and the commitment fee is 0.05%. There were no borrowings under this facility and the Company was in compliance with all related covenants at June 30, 2013 .
Note 5—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost	$10	$10	$32	$29	$—	$—	$—	$—
Interest cost	9	10	27	30	—	—	—	1
Expected return on assets	(16)	(14)	(47)	(41)	—	—	—	—
Amortization of:
Prior service credit	(2)	(2)	(7)	(7)	(1)	—	(2)	(2)
Actuarial loss	8	8	22	24	—	—	—	—
Settlement loss	—	3	—	3	—	—	—	—
Total net periodic benefit cost	$9	$15	$27	$38	$(1)	$—	$(2)	$(1)
Note 6—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its clients creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through our settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $52.1 billion at June 30, 2013, compared to $49.3 billion at September 30, 2012. Of these

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement exposure amounts, $3.6 billion at June 30, 2013 and $3.5 billion at September 30, 2012, were covered by collateral.
The Company maintained collateral as follows:

	June 30, 2013	September 30, 2012
	(in millions)
Cash equivalents	$817	$823
Pledged securities at market value	264	307
Letters of credit	1,157	1,084
Guarantees	2,088	2,022
Total	$4,326	$4,236
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $1 million at June 30, 2013 and September 30, 2012. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 7—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at June 30, 2013, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	515	—	515
Class B common stock	245	0.4206	103
Class C common stock	27	1.0000	27
Total			645

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on whole numbers, not the rounded numbers presented.
Reduction in as-converted class A common stock
The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013
Shares repurchased in the open market (1)	6	26
Weighted-average repurchase price per share	$176.75	$157.48
Total cost	$981	$4,054

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
At June 30, 2013, the Company had $61 million of remaining funds available for share repurchases under the current program authorized by the board of directors. In July 2013, the Company's board of directors authorized a new $1.5 billion share repurchase program to be in effect through July 2014.
Dividends. On July 16, 2013, the Company’s board of directors declared a dividend in the amount of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 4, 2013, to all holders of record of the Company's class A, class B and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class C common stock as of August 16, 2013. The Company paid $653 million in dividends during the nine months ended June 30, 2013.
Note 8—Earnings Per Share
The following table presents earnings per share for the three months ended June 30, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$973	515	$1.89	$1,225	651	(3)	$1.88
Class B common stock	194	245	0.79	194	245		0.79
Class C common stock	53	28	1.89	53	28		1.88
Participating securities(4)	5	Not presented	Not presented	5	Not presented		Not presented
Net income attributable to Visa Inc.	$1,225
The following table presents earnings per share for the nine months ended June 30, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,014	524	$5.76	$3,788	660	(3)	$5.74
Class B common stock	594	245	2.42	592	245		2.41
Class C common stock	166	29	5.76	165	29		5.74
Participating securities(4)	14	Not presented	Not presented	14	Not presented		Not presented
Net income attributable to Visa Inc.	$3,788
The following table presents loss per share for the three months ended June 30, 2012.(1)

	Basic Earnings (Loss) Per Share			Diluted Earnings (Loss) Per Share
	(in millions, except per share data)
	Loss Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings (Loss) per Share = (A)/(B)	Loss Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings (Loss) per Share = (A)/(B)
Class A common stock	$(1,437)	525	$(2.74)	$(1,839)	672	(3)	$(2.74)
Class B common stock	(286)	245	(1.16)	(286)	245		(1.16)
Class C common stock	(109)	40	(2.74)	(109)	40		(2.74)
Participating securities(4)	(7)	Not presented	Not presented	(7)	Not presented		Not presented
Net loss attributable to Visa Inc.	$(1,839)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the nine months ended June 30, 2012. (1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$372	523	$0.71	$482	681	(3)	$0.71
Class B common stock	78	245	0.32	78	245		0.32
Class C common stock	30	43	0.71	30	43		0.71
Participating securities(4)	2	Not presented	Not presented	2	Not presented		Not presented
Net income attributable to Visa Inc.	$482

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings (loss) per share is calculated based on whole numbers, not the rounded numbers presented.

(2)
Net income (loss) attributable to Visa Inc. is allocated based on proportional ownership on an as-converted basis. The weighted-average numbers of shares of as-converted class B common stock used in the income (loss) allocation were 103 million for the three and nine months ended June 30, 2013, and 104 million and 110 million for the three and nine months ended June 30, 2012, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 2 million common stock equivalents for the three and nine months ended June 30, 2013, and 3 million for the nine months ended June 30, 2012, because their effect would have been dilutive. The computation excludes less than 1 million common stock equivalents for the three and nine months ended June 30, 2013 and the nine months ended June 30, 2012, because their effect would have been anti-dilutive. The computation also excludes 7 million outstanding stock awards for the three months ended June 30, 2012, because their effect would have been anti-dilutive as the Company had a net loss.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 9—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the nine months ended June 30, 2013:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	579,318	$39.03	$147.37
Restricted stock awards ("RSAs")	891,360	146.96
Restricted stock units ("RSUs")	326,746	145.83
Performance-based shares(1)	230,518	164.14

(1)	Represents the maximum number of performance-based shares which could be earned.
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
Note 10—Income Taxes
The effective income tax rates were 33% and 31% for the three and nine months ended June 30, 2013, respectively, and 29% and 22% for the three and nine months ended June 30, 2012, respectively. The effective tax

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates for the three and nine months ended June 30, 2013 differ from the effective tax rates in the same periods in fiscal 2012 mainly due to:

•	certain foreign tax credit benefits related to prior years recognized in the second quarter of fiscal 2013;

•
a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•	the absence of:

•	the tax benefit and the offsetting tax reserve associated with the covered litigation provision recorded in the third quarter of fiscal 2012;

•	a one-time foreign tax credit carryover benefit recognized in the third quarter of fiscal 2012; and

•
a one-time, non-cash benefit of $208 million from the remeasurement of existing net deferred tax liabilities in the second quarter of fiscal 2012, as a result of the California state apportionment rule changes adopted in that quarter.

During the three and nine months ended June 30, 2013, the Company's gross unrecognized tax benefits increased by $10 million and $231 million, respectively, $8 million and $179 million of which, respectively, would favorably impact the effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to changes in judgments and estimates related to various tax positions across several jurisdictions. During the three and nine months ended June 30, 2013, the Company accrued $4 million and $9 million of interest, respectively, compared to $1 million and $15 million, respectively, in the prior-year comparable periods. During the three and nine months ended June 30, 2013, the Company accrued no penalties and $2 million of penalties, respectively, related to uncertain tax positions. No penalties related to uncertain tax positions were accrued for the same prior-year comparable periods.
The Company reclassified $1.6 billion from deferred tax assets to income tax receivable in the first quarter of the current fiscal year to reflect the current tax deduction related to the payments totaling $4.4 billion made in connection with the covered litigation. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters. The income tax receivable has been applied and will continue to be applied to reduce income taxes payable throughout fiscal 2013.
Note 11—Legal Matters
The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or the amount or range of losses are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could, in the future, incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company's financial position, results of operations or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.
The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss as of the balance sheet date.
The following table summarizes activity related to accrued litigation.

	Fiscal 2013	Fiscal 2012
	(in millions)
Balance at October 1	$4,386	$425
Provision for unsettled matters	3	4,098
Interest accretion on settled matters	—	1
Payment on unsettled matters(1)	(4,033)	—
Payment on settled matters	(351)	(140)
Balance at June 30	$5	$4,384

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Attridge Litigation. The parties in the Credit/Debit Card Tying Cases subsequently agreed upon a revised written settlement agreement, which was submitted to the court for preliminary approval on August 20, 2012 and executed as of September 6, 2012. The court entered an order preliminarily approving the settlement on November 20, 2012. On April 11, 2013, the settlement in the Credit/Debit Tying Cases was granted final approval, and objectors have filed notices of appeal in those cases and the Attridge case. On April 25, 2013, in light of the proceedings in the Credit/Debit Card Tying Cases, the Attridge case was stayed until September 20, 2013.
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
Certain retailers in the proposed settlement classes thereafter objected to the settlement, opted out of the damages portion of the class settlement, and/or are seeking to opt out of the rules portion of the class settlement. Details of retailers who have filed an opt-out claim may be found below (see "Interchange Opt-out Litigation" below).
Certain competitors and other interested parties have also objected to the class settlement, including Discover, which filed a motion to intervene on May 28, 2013. Discover seeks, among other things, to object to the settlement agreement and to file a proposed complaint challenging certain aspects of the settlement agreement as a restraint of trade in violation of Section 1 of the Sherman Act. On June 13, 2013, the district court ordered defendants to respond to Discover's objections by August 16, 2013.
On July 1, 2013, the class administrator filed an amended report stating that the administrator had received 7,953 requests to opt out of the settlement. Under the Settlement Agreement, if class members opt out of the damages portion of the class settlement, the defendants are entitled to receive payments of no more than 25% of the original cash payments made into the settlement fund, based on the percentage of payment card sales volume for a defined period attributable to merchants who opted out (the “takedown payments”). By no later than August 16, 2013, the parties will submit to the court any disputes about the takedown payments.
Interchange Opt-out Litigation
On May 24, 2013, CVS Pharmacy, Inc. filed suit in the Eastern District of New York against Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated. The CVS case has been included as part of MDL 1720. On May 28 and 29, 2013, Buc-ee's Ltd. and Shop Rite Inc. (and two other plaintiffs), respectively, filed suit in the Southern District of New York against Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated. The Buc-ee's complaint also includes certain U.S. financial institution defendants in MDL 1720. On June 14, 2013, the Clerk of the Judicial Panel

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on Multidistrict Litigation transferred the Shop Rite and Buc-ee's cases to the Eastern District of New York for inclusion in MDL 1720. Plaintiffs in the CVS, Shop Rite, and Buc-ee's cases are pursuing damages claims based upon allegations similar to those raised in MDL 1720. As part of MDL 1720, these cases are covered litigation for purposes of the retrospective responsibility plan. See Note 2—Retrospective Responsibility Plan.
On May 24, 2013, Visa, MasterCard, and certain U.S. financial institution defendants in MDL 1720 filed a complaint in the Eastern District of New York against certain named class representative plaintiffs who had opted out or stated their intention to opt out of the damages portion of the MDL class settlement. On June 10, 2013, Visa filed a similar complaint in the Eastern District of New York against Wal-Mart Stores Inc. Both complaints seek a declaration that, from January 1, 2004 to November 27, 2012, the time period for which opt-outs may seek damages under the MDL class settlement, Visa's conduct in, among other things, continuing to set default interchange rates, maintaining its “honor all cards” rule, enforcing certain rules relating to merchants, and restructuring itself, did not violate federal or state antitrust laws. Both cases have been assigned to the same district court judge presiding over MDL 1720.
On May 23, 2013, Target Corporation and a number of other plaintiffs filed suit in the Southern District of New York against Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated. The plaintiffs are former class members of the damages class in MDL 1720 who opted out of the damages portion of the class settlement and are pursuing damages claims. Plaintiffs in the Target case are pursuing damages claims on allegations similar to those raised in MDL 1720. On June 6, 2013, the Clerk of the Judicial Panel on Multidistrict Litigation filed an order conditionally transferring the Target opt-out case to the Eastern District of New York for inclusion in MDL 1720 (see “Multidistrict Litigation Proceedings,” above). On June 13, 2013, the Target plaintiffs filed a Notice of Opposition to the conditional transfer order, and on June 27, 2013, the Target plaintiffs filed a motion to vacate the conditional transfer order. On June 26, 2013, a group of fifty-five merchants in a case known as 7-Eleven filed suit in the Southern District of New York against Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, MasterCard International Incorporated, and certain U.S. financial institution defendants in MDL 1720. The allegations in the 7-Eleven case are similar to those that have been generally raised in MDL 1720, but also include allegations that Visa has monopolized, attempted to monopolize, and conspired to monopolize the debit card network services market in violation of Section 2 of the Sherman Act; and plaintiffs seek an injunction against the Fixed Acquirer Network Fee. On June 28, 2013, the defendants filed a notice of a tag-along action and requested that the Clerk of the Judicial Panel on Multidistrict Litigation transfer the 7-Eleven opt-out case to the Eastern District of New York for inclusion in MDL 1720 (see “Multidistrict Litigation Proceedings,” above). On July 12, 2013, the Clerk of the Judicial Panel on Multidistrict Litigation filed an order conditionally transferring the 7-Eleven opt-out case to the Eastern District of New York for inclusion in MDL 1720. On July 12, 2013, the 7-Eleven plaintiffs filed a Notice of Opposition to the conditional transfer order. The Target and 7-Eleven opt-out cases will be covered litigation for purposes of the retrospective responsibility plan (see Note 2—Retrospective Responsibility Plan) if transferred to or otherwise included in MDL 1720.
Other Litigation
“Indirect Purchaser” Actions. In the Credit/Debit Card Tying Cases, the court entered an order preliminarily approving the settlement on November 20, 2012. On April 11, 2013, the court entered an order finally approving the settlement and entered judgment. Objectors to the settlement have filed notices of appeal.
Vale Canjeable
In June 2013, the Venezuelan Supreme Court ruled in Visa and Todoticket's favor with respect to both appeals. The Supreme Court dismissed the plaintiff's claims of trademark infringement and damages in their entirety. The Supreme Court's decision furthermore invalidated the injunction ordered by the Fifth Municipal court effective immediately.
European Interchange Proceedings
European Commission. On March 8, 2013, Visa Inc. and Visa International received a redacted copy of the supplementary Statement of Objections (“SSO”) that was previously announced by the European Commission (“EC”) on July 31, 2012. On April 24, 2013, Visa Inc. and Visa International received a less redacted version of the SSO from the EC, but to date have not received a complete copy of the SSO without redactions. The SSO alleges a breach of Article 101 of the Treaty on the Functioning of the European Union and Article 53 of the European Economic Area Agreement. Among other things, the SSO asserts claims jointly against Visa Europe, Visa Inc., and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Visa International, objecting to: (1) the level of domestic credit interchange, primarily in the following eight European Economic Area member states: Ireland, Luxembourg, Sweden, Italy, Malta, Netherlands, Belgium, and Hungary; (2) the level of cross-border credit interchange for transactions at European merchants with respect to cards issued both in Europe and outside of Europe, and seeking the substantial reduction of both domestic and such cross-border credit interchange; (3) Visa Europe's rule prohibiting cross-border acquiring; and (4) other point-of-sale rules, such as the “Honor All Cards” and “no-surcharge” rules. The SSO also announces the EC's intention to impose fines. The potential amount of any fine resulting from the action could be substantial but cannot be estimated at this time. Visa Europe is obligated to indemnify Visa Inc. and Visa International in connection with this proceeding, in our opinion, including payment of any fines that may be imposed. However, on April 4, 2013, Visa Europe expressed an "initial" view that it is not obligated to indemnify Visa Inc. or Visa International for any claim in the SSO. Visa Inc. continues to firmly believe that Visa Europe is obligated to indemnify for all claims contained in the SSO, and has been in discussions with Visa Europe to resolve this issue. Both parties have initiated a dispute resolution procedure contemplated by the Framework Agreement to resolve their dispute regarding this indemnification issue.
Visa Europe has offered commitments addressing domestic interchange, cross-border interchange within Europe, cross-border acquiring within Europe, and other Visa Europe rules. The EC will consider whether to accept those commitments after a period of public comment.

Threatened Merchant Litigation. On March 22, 2013, Visa Inc. learned that counsel for private merchant plaintiffs have threatened to file litigation against Visa Europe, Visa Inc., and Visa International with respect to interchange rates in Europe. While the amount of interchange being challenged could be substantial, the full scope of the claims is not known at this time. On March 28, 2013, Visa Europe, Visa Inc., Visa International and the plaintiffs entered into (1) a standstill agreement, which tolled any limitation periods that would have been applicable to the claims which had not yet expired; and (2) a costs agreement, which preserved the then-current recoverability rules in the United Kingdom which changed on April 1, 2013. Visa Europe is obligated to indemnify Visa Inc. and Visa International in connection with this proceeding, in our opinion, and Visa Europe has agreed to bear certain costs contemplated by the standstill agreement. However, on April 4, 2013, Visa Europe expressed an "initial" view that they are not obligated to indemnify Visa Inc. or Visa International for claims included within this threatened litigation. Visa Inc. continues to firmly believe that Visa Europe is obligated to indemnify for these claims, and has been in discussions with Visa Europe to resolve this issue. Both parties have initiated a dispute resolution procedure contemplated by the Framework Agreement to resolve their dispute regarding this indemnification issue.
Canadian Competition Proceedings
Competition Bureau. On July 23, 2013, the Competition Tribunal ruled in favor of Visa Canada and MasterCard, dismissing the Commissioner of Competition's challenges to Visa's "no-surcharge" and "honour all cards" policies. The Competition Tribunal found that the Commissioner failed to establish that either policy constituted resale price maintenance under Section 76 of the Competition Act.
Merchant Litigation. In the Watson case, the plaintiff's reply materials in support of class certification were received on November 30, 2012. The class certification hearing commenced on April 22, 2013 and concluded on May 1, 2013.
On December 3, 2012, plaintiff's counsel in the 1023926 Alberta Ltd. action filed an application for certification of a class action. On December 14, 2012, the Watson plaintiff's counsel filed another merchant class action in Alberta (Macaronies Hair Club and Laser Centre Inc.) which effectively mirrors the claims in the Watson case. Following a hearing on defendants' applications to stay the Alberta actions, the court ordered that both Alberta actions be stayed pending the decision in the Watson case and on the condition that the Watson class definition be amended to include Alberta residents.
On January 4, 2013, plaintiff's counsel in the Canada Rent A Heater (2000) Ltd. action (now titled Crown and Hand Pub Ltd.) filed an application for certification of a class action. On January 23, 2013, the Watson plaintiff's counsel filed another action in Saskatchewan (Hello Baby Equipment Inc.) which effectively mirrors the claims in the Watson case.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dynamic Currency Conversion (“DCC”)
On February 4, 2013, the Australian Competition and Consumer Commission (“ACCC”) commenced proceedings in the Federal Court of Australia against Visa Inc., Visa U.S.A., V.W.P.L., and Visa AP (Australia) Pty Limited alleging that certain Visa policies related to the provision of DCC services violated Australian competition law. Among other things, the ACCC alleges that: (1) from May 2010 to October 2010, Visa prohibited DCC services with respect to transactions on Visa international payment cards conducted at Australian merchant outlets that had not previously been conducting DCC transactions; and (2) from at least May 2007, Visa prohibited DCC services with respect to cash withdrawals at Australian ATMs on Visa international payment cards. The ACCC seeks declaratory relief and a monetary fine. The potential amount of any fine cannot be estimated at this time.
On June 6, 2013, Visa filed its response to the ACCC's allegations.
U.S. ATM Access Fee Litigation
On February 13, 2013, the court granted the motion to dismiss and dismissed the cases without prejudice. On March 12, 2013, plaintiffs in the National ATM Council class action and the consumer class actions moved for an order altering or amending the court's February 13, 2013 order to provide that (1) the complaints (as opposed to the cases) are dismissed without prejudice, and (2) plaintiffs may move to amend their complaints. On April 15, 2013, plaintiffs in the National ATM Council class action and the Stoumbos case moved for leave to file amended complaints. On April 18, 2013, plaintiffs in the Mackmin case moved for leave to file an amended complaint. Defendants filed responses opposing the motions on the grounds that they are not procedurally proper and would be futile in any event. On April 24, 2013, the court ordered the defendants to file further detailed responses, addressing futility in particular. Briefing on the motions is complete.
Consumer Financial Protection Bureau. On February 7, 2013, Visa received a letter from the Consumer Financial Protection Bureau (“CFPB”) seeking documents and information, on a voluntary basis, regarding Visa's practices with respect to the conversion of U.S. cardholder foreign transactions from foreign currency into U.S. dollars. On March 20, 2013, Visa met with the CFPB and provided information and materials in response to the requests. Visa is continuing to cooperate with the CFPB's inquiry.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements can be identified by the terms "believe," "continue," "could," "estimate," "expect," "may," "potential," "project," "should," "will," and similar references to the future.
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
By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are neither statements of historical fact nor guarantees of future performance and (iii) are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements because of a variety of factors, including the following:

•	the impact of new laws, regulations and marketplace barriers, including:

•	rules capping debit interchange reimbursement fees promulgated under the Dodd-Frank Act;

•	rules under the Dodd-Frank Act expanding issuers' and merchants' choice among debit payment networks;

•	increased regulation outside the United States and in other product categories;

•	increased government support of national payment networks outside the United States; and

•	rules about consumer privacy and data use and security;

•	developments in current or future litigation or government enforcement, including:

•	those affecting interchange reimbursement fees, antitrust and tax disputes; and

•	our failure to satisfy the conditions necessary to make the multidistrict litigation settlement effective;

•	economic factors, such as:

•	an increase or spread of the current European crisis involving sovereign debt and the euro;

•	a failure to resolve the current sequestration in the United States;

•	cross-border activity and currency exchange rates;

•	material changes in our clients' performance compared to our estimates; and

•	other global economic, political and health conditions;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from the payments value stream;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data compromises or increased fraudulent or other illegal activities involving our cards; and

•	issues arising at Visa Europe, including failure to maintain interoperability between our systems;

•	costs and liquidity needs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	loss of organizational effectiveness or key employees;

•	failure to integrate recent acquisitions successfully or to effectively launch new products and businesses; and
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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the nine months ended June 30, 2013 reflects the impacts of a tepid global economic recovery.
Adjusted financial results. Our financial results for fiscal 2012 reflect the impact of the following significant items that we believe are not indicative of our financial performance in the prior or future periods, as they either are related to amounts covered by the retrospective responsibility plan, or have no cash impact. As such, we believe the presentation of adjusted financial results excluding the following amounts provides a clearer understanding of our operating performance for the periods presented.

•
Litigation provision. During the third quarter of fiscal 2012, we recorded a litigation provision of $4.1 billion and related tax benefits associated with the interchange MDL, which is covered by the retrospective responsibility plan. Monetary liabilities from settlements of, or judgments in, the covered litigation are paid from the litigation escrow account. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements.

•
Deferred tax adjustment. During the second quarter of fiscal 2012, our reported financial results benefited from a one-time, non-cash adjustment of $208 million related to the remeasurement of our net deferred tax liabilities attributable to changes in the California state apportionment rules.

The following tables present our financial results for the three and nine months ended June 30, 2013, as compared to our adjusted financial results for the three and nine months ended June 30, 2012.

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	(in millions, except margin ratio and per share data)
	Operating expenses	Operating margin (1)	Net income attributable to Visa Inc.	Diluted earnings per share (2)	Operating expenses	Operating margin (1)	Net (loss) income attributable to Visa Inc.		Diluted (loss) earnings per share (2)
As reported	$1,173	61%	$1,225	$1.88	$5,172	(102)%	$(1,839)		$(2.74)
Litigation provision	—	—	—	—	(4,098)	NM	2,894	(3)	4.30
Adjusted	$1,173	61%	$1,225	$1.88	$1,074	58%	$1,055		$1.56
Weighted-average number of diluted shares outstanding (4)				651					675

	Nine Months Ended June 30, 2013				Nine Months Ended June 30, 2012
	(in millions, except margin ratio and per share data)
	Operating expenses	Operating margin (1)	Net income attributable to Visa Inc.	Diluted earnings per share (2)	Operating expenses	Operating margin (1)	Net income attributable to Visa Inc.		Diluted earnings per share (2)
As reported	$3,317	62%	$3,788	$5.74	$7,073	8%	$482		$0.71
Litigation provision	—	—	—	—	(4,098)	53%	2,894	(3)	4.25
Impact of deferred tax adjustment	—	—	—	—	—	—%	(208)		(0.30)
Adjusted	$3,317	62%	$3,788	$5.74	$2,975	61%	$3,168		$4.66
Weighted-average number of diluted shares outstanding (as reported)				660					681

(1)	Operating margin is calculated as operating income (loss) divided by total operating revenues.

(2)	Figures in the table may not recalculate exactly due to rounding. Diluted earnings (loss) per share is calculated based on whole numbers, not the rounded numbers presented.

(3)
The litigation provision adjustment to net (loss) income attributable to Visa Inc. is shown net of tax. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision and applying related reserves for uncertain tax positions.

(4)
For the three months ended June 30, 2012, the computation of adjusted diluted earnings per share included the effect of 3 million incremental dilutive shares, which were excluded from the computation of reported diluted loss per share as they were considered anti-dilutive when applied to a net loss.

Multidistrict Litigation Proceedings (MDL). On October 19, 2012, Visa, MasterCard, various U.S. financial institution defendants and the class plaintiffs signed a settlement agreement to resolve the class plaintiffs' claims in the interchange MDL. The court entered the preliminary approval order of the class plaintiffs' settlement agreement on November 27, 2012. On December 10, 2012, Visa paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive class settlement agreement. Certain retailers in the proposed settlement classes thereafter objected to the settlement or have opted-out or are seeking to opt-out of all or portions of the settlement. The settlement with the class plaintiffs is subject to final court approval, which we cannot assure will be received, and to the adjudication of any appeals. We also signed a settlement agreement to resolve the claims brought by a group of individual merchants which were consolidated with the MDL for coordination of pre-trial proceedings. Pursuant to the settlement agreement, we paid $350 million from the litigation escrow account to the individual merchants on October 29, 2012, and on November 6, 2012, the court entered an order dismissing the individual merchants' claims with prejudice. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. During the three and nine months ended June 30, 2013, we repurchased 6 million and 26 million shares, respectively, of our class A common stock using $1.0 billion and $4.1 billion, respectively, of cash on hand. At June 30, 2013, we had $61 million of remaining funds available for share repurchases under the current program authorized by the board of directors. In July 2013, our board of directors authorized a new $1.5 billion share repurchase program to be in effect through July 2014. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Compared to the prior year periods, overall payments volume grew in all categories worldwide except U.S. consumer debit, which has been negatively impacted by the Dodd-Frank Act beginning April 1, 2012. Excluding U.S. debit transactions, the number of processed transactions continues to increase at a healthy rate, reflecting the continuing worldwide shift to electronic currency.
The following tables present nominal payments volume.(1)

	U.S.			Rest of World			Visa Inc.
	3 Months Ended March 31, 2013 (2)	3 Months Ended March 31, 2012 (2)	% Change	3 Months Ended March 31, 2013 (2)	3 Months Ended March 31, 2012 (2)	% Change	3 Months Ended March 31, 2013 (2)	3 Months Ended March 31, 2012 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$186	$168	10%	$363	$337	8%	$549	$505	9%
Consumer debit(3)	264	264	—%	99	83	19%	362	346	5%
Commercial and other(3)	80	76	6%	33	31	8%	113	106	7%
Total Nominal Payments Volume	$530	$508	4%	$495	$450	10%	$1,025	$958	7%
Cash volume	108	108	—%	514	476	8%	621	584	6%
Total Nominal Volume(4)	$637	$615	4%	$1,009	$926	9%	$1,646	$1,541	7%

	U.S.			Rest of World			Visa Inc.
	9 Months Ended March 31, 2013 (2)	9 Months Ended March 31, 2012 (2)	% Change	9 Months Ended March 31, 2013 (2)	9 Months Ended March 31, 2012 (2)	% Change	9 Months Ended March 31, 2013 (2)	9 Months Ended March 31, 2012 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$580	$523	11%	$1,116	$1,024	9%	$1,696	$1,547	10%
Consumer debit(3)	771	801	(4)%	291	248	17%	1,062	1,049	1%
Commercial and other(3)	244	229	7%	104	96	8%	349	325	7%
Total Nominal Payments Volume	$1,595	$1,554	3%	$1,511	$1,368	10%	$3,106	$2,922	6%
Cash volume	327	323	1%	1,548	1,435	8%	1,876	1,759	7%
Total Nominal Volume(4)	$1,923	$1,877	2%	$3,059	$2,803	9%	$4,982	$4,680	6%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2013 and 2012, were based on payments volume reported by our financial institution clients for the three and nine months ended March 31, 2013 and 2012, respectively.

(3)	Includes prepaid volume.

(4)
Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution clients, subject to review by Visa. From time to time, previously presented volume information may be updated. Prior year volume information presented in these tables has not been updated, as subsequent adjustments were not material.

The table below provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network.(1)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except percentages)
Visa processed transactions(2)	14,972	13,113	14%	42,981	39,751	8%
CyberSource billable transactions(3)	1,648	1,303	27%	4,836	3,819	27%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, in the rest of the world and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended June 30,		2013 vs. 2012		Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,632	$1,449	$183	13%	$4,756	$4,199	$557	13%
Rest of world	1,314	1,058	256	24%	3,883	3,323	560	17%
Visa Europe	55	58	(3)	(5)%	166	168	(2)	(2)%
Total operating revenues	$3,001	$2,565	$436	17%	$8,805	$7,690	$1,115	14%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.
The increase in operating revenues mainly reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. Operating revenue growth for the nine-month comparable period also benefited from pricing modifications implemented beginning in the third quarter of fiscal 2012, partially offset by volume loss and increases to client incentives in the United States as part of our strategy to mitigate the impacts of the Dodd-Frank Act. We now expect our percentage growth in operating revenues for the full 2013 fiscal year to be around 13%.

Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. There was no significant impact on the year-over-year growth for the three or nine months ended June 30, 2013, as the effect of exchange rate movements was substantially mitigated through our hedging program. We expect the impacts of our hedging program to continue to minimize the effect of exchange rate movements during the remainder of fiscal 2013.
The following table sets forth the components of our total operating revenues.

	Three Months Ended June 30,		2013 vs. 2012		Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,298	$1,216	$82	7%	$3,967	$3,608	$359	10%
Data processing revenues	1,191	1,040	151	15%	3,456	2,913	543	19%
International transaction revenues	854	748	106	14%	2,490	2,229	261	12%
Other revenues	179	175	4	1%	533	532	1	—%
Client incentives	(521)	(614)	93	(15)%	(1,641)	(1,592)	(49)	3%
Total operating revenues	$3,001	$2,565	$436	17%	$8,805	$7,690	$1,115	14%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•
Service revenues increased during the three- and nine-month comparable periods primarily due to 7% and 6% growth in nominal payments volume, respectively; however, the growth in service revenues was greater than the growth in nominal payments volume for the nine-month comparable period. This reflects a shift in the mix of our payments volume, most notably a significant decline in volume related to Interlink, which is a debit product that does not generate any service revenues.

•
Data processing revenues increased due to overall growth in processed transactions of 14% and 8% during the three- and nine-month comparable periods, respectively, and solid growth in CyberSource billable transactions. Growth in the number of processed transactions reflected growth in Visa transactions processed outside of the United States, U.S. credit transactions and U.S. debit transactions, excluding Interlink. Processed transaction growth from Interlink increased 25% during the three-month comparable period and decreased 24% during the nine-month comparable period. The decrease reflects an anticipated decline in U.S. debit processed transactions as a result of certain provisions of the Dodd-Frank Act, which became effective in the third quarter of fiscal 2012.

Data processing revenues for the nine-month comparable period also benefited from the implementation of our strategy to mitigate, to some extent, the negative impacts from the Dodd-Frank Act through pricing modifications and collaborating with our clients and other business partners to win merchant and acquirer routing preference. This price restructuring became effective in the third quarter of fiscal 2012 and included the implementation of the Fixed Acquirer Network Fee, which was partially offset by reductions in certain variable fees. While data processing fees benefited from the price restructuring, increased merchant and acquirer incentives executed as part of this strategy resulted in higher client incentive levels, which partially offset this increase.

•	International transaction revenues increased during the three- and nine-month comparable periods, primarily due to 11% and 10% growth in nominal cross-border payments volume, respectively.

•
Client incentives decreased during the three-month comparable period mainly due to the absence of significant one-time incentives incurred in the prior year, combined with the impact of recently executed issuer contracts, offset by an increase due to overall growth in global payments volume. Additionally, the overall increase during the nine-month comparable period reflects incentives incurred on long-term client contracts that were initiated or renewed after the third quarter of fiscal 2012. These included a number of significant long-term merchant and acquirer contracts executed as part of our strategy to mitigate the impact of the Dodd-Frank Act. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be in the range of 16% to 17% for the full 2013 fiscal year.
Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended June 30,		2013 vs. 2012		Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	493	$435	$58	13%	1,433	$1,255	$178	14%
Marketing	252	242	10	4%	640	602	38	6%
Network and processing	117	102	15	14%	346	303	43	14%
Professional fees	103	99	4	5%	282	251	31	12%
Depreciation and amortization	101	84	17	22%	291	244	47	20%
General and administrative	108	112	(4)	(3)%	322	320	2	1%
Litigation provision	(1)	4,098	(4,099)	NM	3	4,098	(4,095)	NM
Total Operating Expenses	$1,173	$5,172	$(3,999)	(77)%	$3,317	$7,073	$(3,756)	(53)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•	Personnel increased primarily due to increases in headcount reflecting our strategy to invest for future growth, particularly in key product and geography-specific initiatives.

•
Marketing increased mainly reflecting strategies to promote our core products and a number of various campaigns including the 2013 FIFA Confederation Cup and the 2014 Winter Olympics. Total marketing spend is expected to be under $1 billion for fiscal 2013.

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

•
Litigation provision decrease reflects the absence of a $4.1 billion accrual recorded in the prior year related to the covered litigation. See Note 11—Legal Matters to our unaudited consolidated financial statements.

Effective Income Tax Rate
The effective income tax rates were 33% and 31% for the three and nine months ended June 30, 2013, respectively, and 29% and 22% for the three and nine months ended June 30, 2012, respectively. The effective tax rates for the three and nine months ended June 30, 2013 differ from the effective tax rates in the same periods in fiscal 2012 mainly due to:

•	certain foreign tax credit benefits related to prior years recognized in the second quarter of fiscal 2013;

•
a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•	the absence of:

•	the tax benefit and the offsetting tax reserve associated with the covered litigation provision recorded in the third quarter of fiscal 2012;

•	a one-time foreign tax credit carryover benefit recognized in the third quarter of fiscal 2012; and

•
a one-time, non-cash benefit of $208 million from the remeasurement of existing net deferred tax liabilities in the second quarter of fiscal 2012, as a result of the California state apportionment rule changes adopted in that quarter.

Excluding the impact of the covered litigation provision recorded in the third quarter of fiscal 2012, and the one-time, non-cash benefit of $208 million from the remeasurement of existing net deferred tax liabilities in the second quarter of fiscal 2012, our effective tax rates for the three and nine months ended June 30, 2012 would have been 29% and 33%, respectively.
For the full year, we anticipate that our annual effective income tax rate will be between 30% and 32%.
During the three and nine months ended June 30, 2013, our gross unrecognized tax benefits increased by $10 million and $231 million, respectively, $8 million and $179 million of which, respectively, would favorably impact our effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to changes in judgments and estimates related to various tax positions across several jurisdictions.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended June 30,
	2013	2012
	(in millions)
Total cash provided by (used in):
Operating activities	$977	$3,640
Investing activities	(1,354)	(1,943)
Financing activities	(244)	(2,262)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Decrease in cash and cash equivalents	$(621)	$(569)
Operating activities. Cash provided by operating activities during the nine months ended June 30, 2013, reflects payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation. As these payments were made from our litigation escrow account, they are also reflected as a cash inflow under financing activities. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements. The current tax deduction related to these payments contributed to the $1.1 billion decline in overall income taxes paid for the comparable year-over-year period. Absent the above impacts, cash provided by operating activities would have totaled $4.3 billion, an increase over the prior-year period. This increase reflects continued growth in net income.
Investing activities. Cash used in investing activities was lower compared to the prior year, reflecting a decrease in purchases of available-for-sale investment securities, combined with greater proceeds received from maturities and sales of available-for-sale investment securities.
Financing activities. Cash used in financing activities during the nine months ended June 30, 2013, reflects the use of $4.1 billion to repurchase class A common stock in the open market, combined with dividend payments of $653 million, offset by the funding of payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation. Activity in the prior year mainly reflected a deposit into the litigation escrow account totaling $1.6 billion, $536 million in repurchases of our class A common stock in the open market and dividend payments of $448 million.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $4.3 billion at June 30, 2013. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on most of these amounts. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. On February 7, 2013, we replaced the existing $500 million program with a new commercial paper program. Under the new program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under the new program at June 30, 2013. See Note 4—Debt to our unaudited consolidated financial statements.
Credit facility. On January 31, 2013, we entered into an unsecured $3.0 billion revolving credit facility. This credit facility, which expires on January 30, 2014, replaced our existing $3.0 billion credit facility, which would have expired on February 15, 2013. The new credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under the new credit facility and we were in compliance with all related covenants at June 30, 2013. See Note 4—Debt to our unaudited consolidated financial statements.
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

MDL impact on free cash flow. On December 10, 2012, we paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive MDL class settlement agreement. Under the settlement agreement, if class members opt out of the damages portion of the class settlement, defendants are entitled to receive takedown payments of no more than 25% of the original cash payments made into the settlement fund, based on the percentage of payment card sales volume for a defined period attributable to merchants who opted out. See Note 11—Legal Matters to our unaudited consolidated financial statements. Upon final court approval of the settlement agreement, the Visa takedown payment, not to exceed $1.0 billion, will have the effect of reducing our current tax deduction for the $4.0 billion payment originally made into the settlement fund. The effective reduction in our current tax deduction will increase our deferred tax asset and decrease our income tax receivable, which will have a negative impact on our free cash flow in the year the final court approval is rendered. See Note 10—Income Taxes to our unaudited consolidated financial statements. We continue to expect annual free cash flow to be about $6 billion for fiscal 2013.
Reduction in as-converted class A common stock. During the three and nine months ended June 30, 2013, we repurchased 6 million and 26 million shares, respectively, of our class A common stock using $1.0 billion and $4.1 billion, respectively, of cash on hand. At June 30, 2013, we had $61 million of remaining funds available for share repurchases under the current program authorized by the board of directors. Our board of directors authorized a new $1.5 billion share repurchase program to be in effect through July 2014. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2013, we paid $653 million in dividends. On July 16, 2013, our board of directors declared a dividend in the amount of $0.33 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 4, 2013, to all holders of record as of August 16, 2013. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.

Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At June 30, 2013, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at June 30, 2013, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio at the date of exercise.
Fair Value Measurements—Financial Instruments
As of June 30, 2013, our financial instruments measured at fair value on a recurring basis included $5.8 billion of assets and $151 million of liabilities. Of these instruments, $152 million, or less than 3%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the nine months ended June 30, 2013, compared to September 30, 2012.

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
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2013.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2013	825,429	$162.71	825,429	$907,840,727
May 1-31, 2013	1,767,608	$179.93	1,758,753	$591,372,019
June 1-30, 2013	2,966,303	$178.77	2,966,303	$61,028,535
Total	5,559,340	$176.75	5,550,485

(1)
Includes 8,855 shares of class A common stock withheld at an average price of $181.73 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of the Company's consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates. In July 2013, the Company's board of directors authorized an additional $1.5 billion share repurchase program to be in effect through July 2014.

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

VISA INC.

Date:	July 24, 2013	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 24, 2013	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1	Confirmation Letter by John M. Partridge, dated March 29, 2013	8-K	001-33977	10.1	4/1/2013

10.2	Offer Letter dated May 20, 2013, between Visa Inc. and Ryan McInerney	8-K	001-33977	99.2	5/23/2013

31.1*	Certification of Charles W. Scharf, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Charles W. Scharf, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Byron H. Pollitt, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.