Form 10-Q
period 2013-12-31
VISA INC.
filed 2014-01-30
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
OR
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

As of January 24, 2014, there were 504,306,404 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 26,047,808 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2013	September 30, 2013
	(in millions, except par value data)
Assets
Cash and cash equivalents	$2,121	$2,186
Restricted cash—litigation escrow (Note 2)	49	49
Investment securities:
Trading	89	75
Available-for-sale	1,880	1,994
Income tax receivable	20	142
Settlement receivable	888	799
Accounts receivable	840	761
Customer collateral (Note 5)	886	866
Current portion of client incentives	235	282
Deferred tax assets	466	481
Prepaid expenses and other current assets	291	187
Total current assets	7,765	7,822
Investment securities, available-for-sale	3,040	2,760
Client incentives	98	89
Property, equipment and technology, net	1,746	1,732
Other assets	584	521
Intangible assets, net	11,334	11,351
Goodwill	11,681	11,681
Total assets	$36,248	$35,956
Liabilities
Accounts payable	$101	$184
Settlement payable	1,246	1,225
Customer collateral (Note 5)	886	866
Accrued compensation and benefits	337	523
Client incentives	864	919
Accrued liabilities (Note 6)	947	613
Accrued litigation (Note 11)	4	5
Total current liabilities	4,385	4,335
Deferred tax liabilities	4,160	4,149
Other liabilities (Note 6)	689	602
Total liabilities	9,234	9,086

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	December 31, 2013	September 30, 2013
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 505 and 508 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2013 and September 30, 2013 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 26 and 27 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively (Note 7)	—	—
Additional paid-in capital	18,702	18,875
Accumulated income	8,269	7,974
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	70	59
Defined benefit pension and other postretirement plans	(60)	(60)
Derivative instruments classified as cash flow hedges	34	23
Foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive income, net	43	21
Total equity	27,014	26,870
Total liabilities and equity	$36,248	$35,956

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,419	$1,300
Data processing revenues	1,264	1,115
International transaction revenues	891	805
Other revenues	180	179
Client incentives	(599)	(553)
Total operating revenues	3,155	2,846
Operating Expenses
Personnel	470	454
Marketing	186	193
Network and processing	132	110
Professional fees	75	88
Depreciation and amortization	107	92
General and administrative	108	106
Litigation provision (Note 11)	—	3
Total operating expenses	1,078	1,046
Operating income	2,077	1,800
Non-operating income	6	1
Income before income taxes	2,083	1,801
Income tax provision	676	508
Net income	$1,407	$1,293

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
	(in millions, except per share data)
Basic earnings per share (Note 8)
Class A common stock	$2.21	$1.94
Class B common stock	$0.93	$0.82
Class C common stock	$2.21	$1.94
Basic weighted-average shares outstanding (Note 8)
Class A common stock	505	531
Class B common stock	245	245
Class C common stock	27	30
Diluted earnings per share (Note 8)
Class A common stock	$2.20	$1.93
Class B common stock	$0.93	$0.81
Class C common stock	$2.20	$1.93
Diluted weighted-average shares outstanding (Note 8)
Class A common stock	639	669
Class B common stock	245	245
Class C common stock	27	30

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
	(in millions)
Net income	$1,407	$1,293
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain	17	48
Income tax effect	(6)	(17)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain and prior service credit	1	—
Amortization of actuarial (gain) loss and prior service credit realized in net income	(2)	3
Income tax effect	1	(1)
Derivative instruments classified as cash flow hedges:
Net unrealized gain	24	9
Income tax effect	(4)	—
Reclassification adjustment for net gain realized in net income	(11)	(11)
Income tax effect	2	3
Other comprehensive income, net of tax	22	34
Comprehensive income	$1,429	$1,327

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2013	508	245	27	$18,875	$7,974	$21	$26,870
Net income					1,407		1,407
Other comprehensive income, net of tax						22	22
Comprehensive income							1,429
Issuance of restricted stock awards(1)	—						—
Conversion of class C common stock upon sale into public market	1		(1)				—
Share-based compensation				45			45
Excess tax benefit for share-based compensation				54			54
Cash proceeds from exercise of stock options	1			38			38
Restricted stock and performance shares settled in cash for taxes(2)	—			(77)			(77)
Cash dividends declared and paid, at a quarterly amount of $0.40 per as-converted share (Note 7)					(254)		(254)
Repurchase of class A common stock (Note 7)	(5)			(233)	(858)		(1,091)
Balance as of December 31, 2013	505	245	26	$18,702	$8,269	$43	$27,014

(1)	Increase in class A common stock is less than 1 million shares.

(2)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
	(in millions)
Operating Activities
Net income	$1,407	$1,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of client incentives	599	553
Share-based compensation	45	48
Excess tax benefit for share-based compensation	(54)	(50)
Depreciation and amortization of property, equipment, technology and intangible assets	107	92
Deferred income taxes	19	1,622
Other	5	12
Change in operating assets and liabilities:
Income tax receivable	122	(1,162)
Settlement receivable	(89)	(405)
Accounts receivable	(79)	(78)
Client incentives	(616)	(453)
Other assets	(199)	(228)
Accounts payable	(80)	1
Settlement payable	21	353
Accrued and other liabilities	334	(38)
Accrued litigation (Note 11)	(1)	(4,384)
Net cash provided by (used in) operating activities	1,541	(2,824)
Investing Activities
Purchases of property, equipment, technology and intangible assets	(120)	(100)
Investment securities, available-for-sale:
Purchases	(754)	(1,184)
Proceeds from sales and maturities	600	418
Purchases of / contributions to other investments	(2)	—
Proceeds / distributions from other investments	—	1
Net cash used in investing activities	(276)	(865)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 7)	$(1,091)	$(1,253)
Dividends paid (Note 7)	(254)	(220)
Payments from litigation escrow account—retrospective responsibility plan (Note 11)	—	4,383
Cash proceeds from exercise of stock options	38	70
Restricted stock and performance shares settled in cash for taxes	(77)	(64)
Excess tax benefit for share-based compensation	54	50
Payment for earn-out related to PlaySpan acquisition	—	(12)
Principal payments on capital lease obligations	—	(5)
Net cash (used in) provided by financing activities	(1,330)	2,949
Decrease in cash and cash equivalents	(65)	(740)
Cash and cash equivalents at beginning of year	2,186	2,074
Cash and cash equivalents at end of period	$2,121	$1,334
Supplemental Disclosure
Income taxes paid, net of refunds	$96	$45
Non-cash accruals related to purchases of property, equipment, technology and intangible assets	$20	$33

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(unaudited)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, financial institutions and governments in more than 200 countries and territories to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Canada Corporation, Inovant LLC and CyberSource Corporation (“CyberSource”), operate one of the world’s most advanced processing networks — VisaNet — which facilitates authorization, clearing and settlement of payment transactions worldwide. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa-branded cards and payment products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa's financial institution clients. Visa provides a wide variety of payment solutions that support payment products that issuers can offer to their account holders: pay now with debit, pay ahead with prepaid or pay later with credit products. These services facilitate transactions on Visa's network among account holders, merchants, financial institutions and governments in mature and emerging markets globally.
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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission ("SEC") requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2013 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.
Recently Issued and Adopted Accounting Pronouncements.
In January 2013, the FASB issued Accounting Standards Update ("ASU") 2013-01, which clarifies the scope of ASU 2011-11. As amended, ASU 2011-11 requires disclosure of the effect or potential effect of offsetting arrangements on a Company's financial position as well as enhanced disclosure of the rights of offset associated with a Company's recognized derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. The amended standard impacts presentation only. The Company adopted the standard effective October 1, 2013. The adoption did not have a material impact on the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The standard impacts presentation only and does not impact the underlying components of other comprehensive income or net income. The Company adopted the standard effective October 1, 2013. Beginning with fiscal 2014, the components related to pension and postretirement benefit plans are presented on the consolidated statements of comprehensive income. All prior period information has been reclassified to conform to current period presentation. The adoption did not have a material impact on the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. At December 31, 2013 and September 30, 2013, the balance of the escrow account was $49 million.
On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received on January 27, 2014, and were deposited into the litigation escrow account. The deposit into the litigation escrow account, and a related increase in accrued litigation to address opt-out claims will be recorded in the second quarter of fiscal 2014. See Note 11—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the three months ended December 31, 2013.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2013
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$998	$1,071
Commercial paper			$44	$51
Investment securities, trading:
Equity securities	89	75
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,743	2,704
U.S. Treasury securities	1,670	1,673
Equity securities	122	101
Corporate debt securities			378	269
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			34	23
Total	$2,879	$2,920	$3,199	$3,047	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$145	$145
Foreign exchange derivative instruments			$13	$15
Total	$—	$—	$13	$15	$145	$145
There were no significant transfers between Level 1 and Level 2 assets during the three months ended December 31, 2013 and 2012.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2013.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2013.
Visa Europe put option agreement. The Company has granted Visa Europe a perpetual put option, or the put option, which, if exercised, will require Visa Inc. to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.’s forward price-to-earnings multiple (as defined in the put option agreement), or the P/E ratio, at the time the option is exercised, to Visa Europe’s adjusted net income for the forward 12-month period (as defined in the put option agreement), or the adjusted sustainable income. The calculation of Visa Europe’s adjusted sustainable income under the terms of the put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, the key inputs to this formula, including Visa Europe’s adjusted sustainable income, will be the result of negotiation between the Company and Visa Europe. The put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.
The fair value of the put option represents the value of Visa Europe’s option, which under certain conditions could obligate the Company to purchase its member equity interest for an amount above fair value. While the put option is in fact non-transferable, its fair value represents the Company’s estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction at the measurement date. The valuation of the put option therefore requires substantial judgment. The most subjective estimates applied in valuing the put option are the assumed probability that Visa Europe will elect to exercise its option and the estimated differential between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, or the P/E differential. The liability is classified within Level 3, as the assumed probability that Visa Europe will elect to exercise its option, the estimated P/E differential, and other inputs used to value the put option are unobservable.
At December 31, 2013 and September 30, 2013, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at December 31, 2013, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. During the three months ended December 31, 2013, there were no changes to the valuation methodology used to estimate the fair value of the put option. At December 31, 2013, the key unobservable inputs included a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.9x. At December 31, 2013, the Company's spot P/E was 21.5x, and there was a differential of (1.3x) between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at December 31, 2013. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Any non-cash changes in fair value are recorded in non-operating income on the consolidated statements of operations.
A separate roll-forward of Level 3 assets and liabilities measured at fair value on a recurring basis is not presented as the primary activities during the three months ended December 31, 2013 and 2012 are already discussed above.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the three months ended
December 31, 2013 or 2012. At December 31, 2013, and September 30, 2013, these investments totaled $32 million and $30 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships, tradenames and reseller relationships, all of which were obtained through acquisitions.
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. There were no events or circumstances that indicated these assets became impaired during the three months ended December 31, 2013 or 2012.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 31, 2013, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at December 31, 2013, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $110 million in gross unrealized gains and $1 million in gross unrealized losses at December 31, 2013. There were $93 million gross unrealized gains and $1 million gross unrealized losses at September 30, 2013. The gross unrealized gains at December 31, 2013 and September 30, 2013 primarily relate to the Company's available-for-sale equity securities. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to three years.
Note 4—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2013	2012	2013	2012
	(in millions)
Service cost	$11	$10	$—	$—
Interest cost	10	9	—	—
Expected return on assets	(17)	(16)	—	—
Amortization of:
Prior service credit	(2)	(2)	(1)	(1)
Actuarial loss	—	7	—	—
Settlement loss	1	—	—	—
Total net periodic benefit cost	$3	$8	$(1)	$(1)
Note 5—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its financial institution clients creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain financial institution clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $53.2 billion at December 31, 2013, compared to $53.8 billion at September 30, 2013. Of these settlement exposure amounts, $3.0 billion at December 31, 2013 and September 30, 2013, was covered by collateral.
The Company maintained collateral as follows:

	December 31, 2013	September 30, 2013
	(in millions)
Cash equivalents	$886	$866
Pledged securities at market value	233	256
Letters of credit	1,210	1,191
Guarantees	1,416	1,411
Total	$3,745	$3,724
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at December 31, 2013 and $1 million at September 30, 2013. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Accrued and Other Liabilities
Accrued liabilities consisted of the following:

	December 31, 2013	September 30, 2013
	(in millions)
Accrued operating expenses	$153	$182
Visa Europe put option—(See Note 3—Fair Value Measurements and Investments)(1)	145	145
Deferred revenue	72	60
Accrued marketing and product expenses	22	27
Accrued income taxes(2)	412	64
Other	143	135
Total	$947	$613
Other non-current liabilities consisted of the following:

	December 31, 2013	September 30, 2013
	(in millions)
Accrued income taxes(3)	$539	$453
Employee benefits	86	86
Other	64	63
Total	$689	$602

(1)
The put option is exercisable at any time at the sole discretion of Visa Europe with payment required 285 days thereafter. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.

(2)	The increase in current accrued income taxes is primarily related to current income taxes accrued in the first quarter of fiscal 2014, but payable in the second quarter of fiscal 2014.

(3)	The increase in non-current accrued income taxes is due to an increase in liabilities for uncertain tax positions.
Note 7—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at December 31, 2013, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	505	—	505
Class B common stock	245	0.4206	103
Class C common stock	26	1.0000	26
Total			634

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on whole numbers, not the rounded numbers presented.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reduction in as-converted class A common stock. The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended December 31, 2013
Shares repurchased in the open market (1)	5
Weighted-average repurchase price per share	$199.56
Total cost	$1,091

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
In October 2013, the Company’s board of directors authorized a new $5.0 billion share repurchase program. As of December 31, 2013, the program had remaining authorized funds of $4.2 billion. All share repurchase programs authorized prior to October 2013 have been completed.
Dividends. In January 2014, the Company’s board of directors declared a quarterly cash dividend of $0.40 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 4, 2014, to all holders of record of the Company's class A, B and C common stock as of February 14, 2014. The Company declared and paid $254 million in dividends during the three months ended December 31, 2013.
Note 8—Earnings Per Share
The following table presents earnings per share for the three months ended December 31, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,115	505	$2.21	$1,407	639	(3)	$2.20
Class B common stock	228	245	$0.93	$228	245		$0.93
Class C common stock	59	27	$2.21	$59	27		$2.20
Participating securities(4)	5	Not presented	Not presented	$5	Not presented		Not presented
Net income	$1,407
The following table presents earnings per share for the three months ended December 31, 2012.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,031	531	$1.94	$1,293	669	(3)	$1.93
Class B common stock	200	245	$0.82	$200	245		$0.81
Class C common stock	57	30	$1.94	$57	30		$1.93
Participating securities(4)	5	Not presented	Not presented	$5	Not presented		Not presented
Net income	$1,293

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on whole numbers, not the rounded numbers presented.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 103 million for the three months ended December 31, 2013 and December 31, 2012.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 2 million of common stock equivalents for the three months ended December 31, 2013 and December 31, 2012, because their effect would be dilutive. The calculation excludes less than 1 million of common stock equivalents for the three months ended December 31, 2013 and December 31, 2012 because their effect would have been anti-dilutive.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 9—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the three months ended December 31, 2013:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	315,226	$43.41	$197.39
Restricted stock awards ("RSAs")	494,621	$197.39
Restricted stock units ("RSUs")	221,103	$197.39
Performance-based shares(1)	278,451	$225.46

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options, RSAs and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company's performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. Compensation cost is recorded net of estimated forfeitures, which are adjusted as appropriate.
Note 10—Income Taxes
The effective income tax rates were 32% and 28% for the three months ended December 31, 2013 and 2012, respectively. The effective tax rate for the three months ended December 31, 2013 differs from the effective tax rate in the same period in the previous fiscal year mainly due to the absence of a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012.
During the three months ended December 31, 2013, the Company's gross unrecognized tax benefits increased by $47 million, $45 million of which would favorably impact our effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to potential audit exposure related to various tax positions across several jurisdictions. During the three months ended December 31, 2013 and 2012, the Company accrued $2 million of interest and no penalties related to uncertain tax positions.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss as of the balance sheet date.
The following table summarizes activity related to accrued litigation.

	2013	2012
	(in millions)
Balance at October 1	$5	$4,386
Provision for unsettled matters	—	3
Payment on unsettled matters(1)	—	(4,033)
Payment on settled matters	(1)	(351)
Balance at December 31	$4	$5

(1)
In fiscal 2013, the Company paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive class settlement agreement in the interchange multidistrict litigation. Under the settlement agreement, if class members opt-out (“opt-out merchants”) of the damages portion of the class settlement, the defendants are entitled to receive payments of no more than 25% of the original cash payments made into the settlement fund, based on the percentage of payment card sales volume for a defined period attributable to merchants who opted out (the "takedown payments"). On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion were received on January 27, 2014, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account, and a related increase in accrued litigation to address opt-out claims will be recorded in the second quarter of fiscal 2014. See further discussion below.

Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 2—Retrospective Responsibility Plan. An accrual for the covered litigation and a charge to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to, actions taken by the litigation committee.
Interchange Multidistrict Litigation (MDL)
On December 13, 2013, the district court issued a memorandum and order approving the Settlement Agreement with the class plaintiffs. On January 14, 2014, the court entered the final judgment order approving the settlement. A number of objectors to the settlement have appealed from that order. Until the appeals are finally adjudicated, no assurance can be provided that the Company will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement. On January 27, 2014, Visa's portion of the takedown payments related to the opt-out merchants, which was calculated to be approximately $1.1 billion, was deposited into the litigation escrow account.
Interchange Opt-out Litigation
Beginning in May 2013, more than 25 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A similar case has been filed by a merchant in Texas state court. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments, and one of the cases seeks an injunction against the fixed acquirer network fee. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. All of the cases originally filed in federal court either were filed in the U.S. District Court for the Eastern District of New York and have been assigned to the judge presiding over MDL 1720, or have been transferred by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. Visa removed the Texas state court case to federal court and sought to transfer it to MDL 1720, but the federal court remanded the case to Texas state court before the case could be transferred to

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MDL 1720. Cases that are transferred to or otherwise included in MDL 1720 will be covered litigation for purposes of the retrospective responsibility plan. See Note 2—Retrospective Responsibility Plan.

On January 14, 2014, Visa filed a complaint in the U.S. District Court for the Eastern District of New York against The Home Depot, Inc. and Home Depot U.S.A., Inc. seeking a declaration that, from January 1, 2004 to November 27, 2012, the time period for which opt-outs may seek damages under the MDL class settlement, Visa's conduct in, among other things, continuing to set default interchange rates, maintaining its "honor all cards" rule, enforcing certain rules relating to merchants, and restructuring itself, did not violate federal or state antitrust laws. The case has been assigned to the same district court judge presiding over MDL 1720.
Consumer Interchange Litigation
On December 16, 2013, a putative class action was filed in federal district court in California against certain financial institutions alleging that they conspired to fix interchange fees and imposed other alleged restraints on competition. The complaint was filed on behalf of four named plaintiffs and an alleged class of all Visa and MasterCard payment cardholders in the United States since January 1, 2000. Although no Visa entity is named as a defendant, the complaint identifies Visa U.S.A., MasterCard, and certain non-defendant financial institutions as co-conspirators, and plaintiffs assert that they may seek leave to amend the complaint to add the co-conspirators as defendants. Plaintiffs seek injunctive relief, attorneys’ fees, and treble damages allegedly to compensate the purported class for more than $54.0 billion dollars in purported overcharges imposed on them each year by defendants and their alleged co-conspirators. Defendants sought to transfer the case to MDL 1720, but the Clerk of the Judicial Panel on Multidistrict Litigation declined to transfer the case to MDL 1720.
Other Litigation
Vale Canjeable
On December 9, 2013, the Constitutional Chamber reversed the Commercial Chamber’s judgment and issued a final decision. The Constitutional Chamber ruled that the “Vale” mark is distinctive and Visa’s mark, “Visa Vale” infringed the plaintiff’s mark, but the plaintiff suffered no damages as a result of the infringement. The ruling permits the plaintiff to seek its costs from the defendants in relation to certain appeals filed by the defendants.
European Competition Proceedings
U.K. Merchant Litigation. Since November 2013, Visa Inc., Visa International, and Visa Europe have been put on notice of additional claims on behalf of approximately 12 merchants. Some merchants have filed claims while some merchants have not yet filed; instead, those merchants have entered into standstill agreements with Visa Europe, Visa Inc., and Visa International related to the claims. In general, the claims relate to interchange rates in Europe, and seek damages for alleged anti-competitive conduct relating to U.K. domestic, Irish domestic, and intra-European Economic Area (EEA) interchange fees for credit and debit cards. The amount of interchange being challenged could be substantial; among the remedies sought in one filed claim is a demand for compensatory damages estimated by the plaintiffs at approximately $145 million. However, the full scope of the claims is not yet known because some claims remain unfiled.
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
U.S. ATM Access Fee Litigation

On December 19, 2013, the U.S. District Court for the District of Columbia denied plaintiffs’ motions for leave to file amended complaints in the National ATM Council class action and the consumer class actions, and denied plaintiffs’ motions for an order altering or amending the court's February 13, 2013 judgment. On January 10, 2014,

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiffs in the National ATM Council class action and the consumer class actions filed notices of appeal to the U.S. Court of Appeals for the District of Columbia Circuit.
Note 12—Subsequent Events
Interchange Multidistrict Litigation. On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received on January 27, 2014, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account, and a related increase in accrued litigation to address opt-out claims will be recorded in the second quarter of fiscal 2014. See Note 11—Legal Matters.
Credit facility renewal. On January 29, 2014, the Company, Visa International Service Association and Visa U.S.A. Inc. (collectively, the "Borrowers") entered into a 364-day, unsecured $3.0 billion revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and the lenders party thereto. JPMorgan Chase Bank, N.A., acted as syndication agent in connection with the Credit Facility; Bank of China, Los Angeles Branch, Barclays Bank plc, Citibank, N.A., Goldman Sachs Bank USA, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association and Wells Fargo Bank, National Association, acted as Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Bank of China, Los Angeles Branch, Barclays Bank plc, Citibank, N.A., Goldman Sachs Bank USA, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association and Wells Fargo Bank, National Association, acted as joint lead arrangers and joint book runners. The Credit Facility, which expires on January 28, 2015, replaced the Company’s prior $3.0 billion credit facility, which was to expire on January 30, 2014, and which the Borrowers terminated on January 29, 2014.
The Credit Facility provides the Borrowers with a borrowing capacity of up to $3.0 billion. Borrowings under the Credit Facility are available for general corporate purposes. Interest on the borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable rating of senior unsecured long-term debt securities of the Company. The Borrowers have agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company.
Other material terms are:

•	a financial covenant which requires the Company to maintain a Consolidated Indebtedness to Consolidated EBITDA Ratio (as defined in the Credit Facility) of not greater than 3.75 to 1.00;

•
customary restrictive covenants, which limit the Borrowers' ability to, among other things, create certain liens, effect fundamental changes to their business, or merge or dispose of substantially all of their assets, subject in each case to customary exceptions and amounts;

•
customary events of default, upon the occurrence of which, after any applicable grace period, the requisite lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and

•	other customary and standard terms and conditions.
The Borrowers currently have no borrowings under the Credit Facility. The participating lenders in the Credit Facility include certain holders of the Company’s class B and class C common stock, certain of the Borrowers' customers, and their affiliates.

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

•
rules capping debit interchange reimbursement rates and expanding financial institutions' and merchants' choices among debit payment networks promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act

•	increased regulation in jurisdictions outside of the United States and in other product categories;

•	increased government support of national payment networks outside the United States; and

•	increased regulation on consumer privacy, data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings;

•	economic factors, such as:

•	economic fragility in the Eurozone and in the United States;

•	general economic, political and social conditions in mature and emerging markets globally;

•	material changes in cross-border activity, foreign exchange controls and fluctuations in currency exchange rates; and

•	material changes in our financial institution clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from our payments network;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving Visa-branded cards or payment products; and

•	failure to maintain systems interoperability with Visa Europe;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	the loss of organizational effectiveness or key employees;

•	the failure to integrate acquisitions successfully or to effectively develop new products and businesses;

•	natural disasters, terrorist attacks, military or political conflicts, and public health emergencies; and

various other factors, including those contained in our Annual Report on Form 10-K for the year ended September 30, 2013 and our other filings with the U.S. Securities and Exchange Commission. You should not place undue reliance on such statements. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future developments or otherwise.
Overview
Visa is a global payments technology company that connects consumers, businesses, financial institutions and governments around the world to fast, secure and reliable electronic payments. We provide our financial institution clients with a global payments infrastructure and support services for the delivery of Visa-branded payment products, including credit, debit, and prepaid. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation continues to yield significant growth opportunities, particularly outside the United States. We continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment solutions we provide.
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the three months ended December 31, 2013 reflects the impacts of a slow-moving global economic recovery.
Interchange Multidistrict Litigation (MDL). On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received on January 27, 2014, and were deposited into the litigation escrow account. The deposit into the litigation escrow account, and a related increase in accrued litigation to address opt-out claims will be recorded in the second quarter of fiscal 2014. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. In October 2013, our board of directors authorized a new $5.0 billion share repurchase program. During the three months ended December 31, 2013, we repurchased 5 million shares of our class A common stock using $1.1 billion of cash on hand. As of December 31, 2013, the October program had remaining authorized funds of $4.2 billion. All share repurchase programs authorized prior to October 2013 have been completed. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Compared to the prior year periods, overall payments volume grew in all categories worldwide. The number of processed transactions continues to increase at a healthy rate, reflecting the continuing worldwide shift to electronic currency.

The following tables present nominal payments volume.(1)

	U.S.			International			Visa Inc.
	3 Months Ended September 30, 2013 (2)	3 Months Ended September 30, 2012 (2)	% Change	3 Months Ended September 30, 2013 (2)	3 Months Ended September 30, 2012 (2)	% Change	3 Months Ended September 30, 2013 (2)	3 Months Ended September 30, 2012 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$213	$191	12%	$389	$362	7%	$602	$553	9%
Consumer debit(3)	272	249	9%	105	89	18%	377	338	12%
Commercial(4)	90	82	9%	35	34	2%	125	117	7%
Total Nominal Payments Volume	$575	$522	10%	$529	$486	9%	$1,104	$1,007	10%
Cash volume	117	111	5%	523	496	5%	640	608	5%
Total Nominal Volume(5)	$692	$633	9%	$1,053	$982	7%	$1,745	$1,615	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2013 and 2012, were based on payments volume reported by our financial institution clients for the three months ended September 30, 2013 and 2012, respectively.

(3)	Includes prepaid volume.

(4)	Includes large, middle and small business credit, and small business debit and prepaid volume.

(5)
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

The table below provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network.(1)

	Three Months Ended December 31,
	2013	2012	% Change
	(in millions, except percentages)
Visa processed transactions(2)	15,985	14,159	13%
CyberSource billable transactions(3)	1,894	1,581	20%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, internationally and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,690	$1,527	$163	11%
International	1,412	1,264	148	12%
Visa Europe	53	55	(2)	(5)%
Total operating revenues	$3,155	$2,846	$309	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three months ended December 31, 2013, as partially mitigated by our hedging program, resulted in a negative two percentage point impact to our total operating revenue growth compared to the prior year. While we expect our hedging program to continue to mitigate this risk during fiscal 2014, a general strengthening of the U.S. dollar is expected to reduce total operating revenue growth by about two percentage points for the full 2014 fiscal year, net of offsetting hedges.
The following table sets forth the components of our total operating revenues.

	Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,419	$1,300	$119	9%
Data processing revenues	1,264	1,115	149	13%
International transaction revenues	891	805	86	11%
Other revenues	180	179	1	—%
Client incentives	(599)	(553)	(46)	8%
Total operating revenues	$3,155	$2,846	$309	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•	Service revenues increased during the three-month comparable period primarily due to 10% growth in nominal payments volume.

•
Data processing revenues increased due to overall growth in processed transactions of 13% during the three-month comparable period, and solid growth in CyberSource billable transactions. Growth in the number of processed transactions reflected growth in Visa transactions processed internationally and in the U.S.

•	International transaction revenues increased during the three-month comparable period, primarily due to 11% growth in nominal cross-border payments volume.

•
Client incentives increased during the three-month comparable period mainly due to incentives incurred on significant long-term customer contracts that were initiated or renewed after the first quarter of fiscal 2013, as well as overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be in the range of 16.5% to 17.5% for the full 2014 fiscal year.
Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$470	$454	$16	4%
Marketing	186	193	(7)	(4)%
Network and processing	132	110	22	20%
Professional fees	75	88	(13)	(15)%
Depreciation and amortization	107	92	15	16%
General and administrative	108	106	2	2%
Litigation provision	—	3	(3)	NM
Total Operating Expenses	$1,078	$1,046	$32	3%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•	Personnel increased primarily due to increases in headcount throughout the organization reflecting our strategy to invest for future growth.

•
Marketing decreased compared to the prior year primarily due to the planned timing of our marketing spend for fiscal 2014. We anticipate an increase in spending during the second and third quarter of fiscal 2014 to support a number of campaigns including the 2014 Sochi Winter Olympics and the 2014 FIFA World Cup.

•	Network and processing increased mainly due to greater investment in technology projects and costs incurred for the operation of our processing network.

•	Professional fees decreased primarily due to the absence of certain project costs incurred in fiscal 2013, partially offset by costs incurred to support our network applications.

•
Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our core business and eCommerce initiatives.

Effective Income Tax Rate
The effective income tax rates were 32% and 28% for the three months ended December 31, 2013 and 2012, respectively. The effective tax rate for the three months ended December 31, 2013 differs from the effective tax rate in the same period in the previous fiscal year mainly due to the absence of a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012.
During the three months ended December 31, 2013, our gross unrecognized tax benefits increased by $47 million, $45 million of which would favorably impact our effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to potential audit exposure related to various tax positions across several jurisdictions.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Three Months Ended December 31,
	2013	2012
	(in millions)
Total cash provided by (used in):
Operating activities	$1,541	$(2,824)
Investing activities	(276)	(865)
Financing activities	(1,330)	2,949
Decrease in cash and cash equivalents	$(65)	$(740)
Operating activities. Cash provided by operating activities for the three months ended December 31, 2013, was higher compared to the prior year, primarily reflecting the absence of payments made from the litigation escrow account totaling $4.4 billion in connection with the covered litigation, and increases in net income. Payments made in the prior year from the litigation escrow account are also reflected as a cash inflow under financing activities during the three months ended December 31, 2012. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements.
Investing activities. Cash used in investing activities was lower compared to the prior year, primarily reflecting a decrease in purchases of available-for-sale securities and an increase in proceeds received from the sale and maturity of available-for-sale securities.
Financing activities. Cash used in financing activities during the three months ended December 31, 2013, reflects the use of $1.1 billion to repurchase class A common stock in the open market, and dividend payments of $254 million. Activity in the prior year primarily reflected the funding of payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation, offset by $1.3 billion used to repurchase class A common stock in the open market.
Sources of Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations, our investment portfolio and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents and short-term or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings, and the returns that these holdings provide. We believe that cash flow generated from operations, in conjunction with access to our other sources of liquidity, will be more than sufficient to meet our ongoing operational needs.
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $4.6 billion at December 31, 2013. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2013, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.

Covered litigation. On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Our portion of the takedown payments of approximately $1.1 billion related to the opt-out merchants was received on January 27, 2014, and deposited into the litigation escrow account. Receipt of the takedown payments increases our current taxable income by $1.1 billion, and income tax payable by $387 million. This will negatively impact our free cash flow in the remaining quarters of fiscal 2014, beginning with the fiscal second quarter. We continue to expect annual free cash flow to be about $5 billion for the full fiscal 2014 year. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. In October 2013, our board of directors authorized a new $5.0 billion share repurchase program. During the three months ended December 31, 2013, we repurchased 5 million shares of our class A common stock using $1.1 billion of cash on hand. As of December 31, 2013, the October program had remaining authorized funds of $4.2 billion. All share repurchase programs authorized prior to October 2013 have been completed. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2013, we declared and paid $254 million in dividends. In January 2014, our board of directors declared a cash dividend in the amount of $0.40 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 4, 2014, to all holders of record as of February 14, 2014. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At December 31, 2013, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at December 31, 2013, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.
Fair Value Measurements—Financial Instruments
As of December 31, 2013, our financial instruments measured at fair value on a recurring basis included $6.1 billion of assets and $158 million of liabilities. Of these instruments, $152 million, or 2%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the three months ended December 31, 2013, compared to September 30, 2013.

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
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on November 22, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2013.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2013	—	$—	—	$5,250,658,812
November 1-30, 2013	3,654,494	$198.33	3,376,303	$4,580,712,323
December 1-31, 2013	2,089,544	$201.43	2,089,539	$4,159,771,842
Total	5,744,038	$199.46	5,465,842

(1)
Includes 278,196 shares of class A common stock withheld at an average price of $197.38 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of the Company's consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates. In October 2013, the Company’s board of directors authorized a new $5.0 billion share repurchase program.

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

VISA INC.

Date:	January 30, 2014	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2014	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013

10.2*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013

10.3*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013

10.4*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 18, 2013

10.5*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013

10.6*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013

10.7*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013

10.8*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 18, 2013

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.