Form 10-Q
period 2014-03-31
VISA INC.
filed 2014-04-24
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

As of April 21, 2014, there were 499,395,346 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 25,719,291 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	September 30, 2013
	(in millions, except par value data)
Assets
Cash and cash equivalents	$1,820	$2,186
Restricted cash—litigation escrow (Note 2)	1,105	49
Investment securities:
Trading	82	75
Available-for-sale	1,592	1,994
Income tax receivable	33	142
Settlement receivable	752	799
Accounts receivable	832	761
Customer collateral (Note 6)	923	866
Current portion of client incentives	255	282
Deferred tax assets	850	481
Prepaid expenses and other current assets	263	187
Total current assets	8,507	7,822
Investment securities, available-for-sale	3,066	2,760
Client incentives	89	89
Property, equipment and technology, net	1,760	1,732
Other assets	843	521
Intangible assets, net	11,317	11,351
Goodwill	11,681	11,681
Total assets	$37,263	$35,956
Liabilities
Accounts payable	$114	$184
Settlement payable	1,099	1,225
Customer collateral (Note 6)	923	866
Accrued compensation and benefits	356	523
Client incentives	827	919
Accrued liabilities	582	613
Accrued litigation (Note 12)	1,060	5
Total current liabilities	4,961	4,335
Deferred tax liabilities	4,146	4,149
Other liabilities (Note 7)	861	602
Total liabilities	9,968	9,086

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	March 31, 2014	September 30, 2013
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 500 and 508 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively (Note 8)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2014 and September 30, 2013 (Note 8)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 26 and 27 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively (Note 8)	—	—
Additional paid-in capital	18,555	18,875
Accumulated income	8,714	7,974
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	77	59
Defined benefit pension and other postretirement plans	(68)	(60)
Derivative instruments classified as cash flow hedges	18	23
Foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive income, net	26	21
Total equity	27,295	26,870
Total liabilities and equity	$37,263	$35,956

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,462	$1,369	$2,881	$2,669
Data processing revenues	1,234	1,150	2,498	2,265
International transaction revenues	871	831	1,762	1,636
Other revenues	183	175	363	354
Client incentives	(587)	(567)	(1,186)	(1,120)
Total operating revenues	3,163	2,958	6,318	5,804
Operating Expenses
Personnel	446	486	916	940
Marketing	245	195	431	388
Network and processing	120	119	252	229
Professional fees	77	91	152	179
Depreciation and amortization	107	98	214	190
General and administrative	120	108	228	214
Litigation provision (Note 12)	—	1	—	4
Total operating expenses	1,115	1,098	2,193	2,144
Operating income	2,048	1,860	4,125	3,660
Non-operating income (expense)	13	(3)	19	(2)
Income before income taxes	2,061	1,857	4,144	3,658
Income tax provision	463	587	1,139	1,095
Net income	$1,598	$1,270	$3,005	$2,563

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in millions, except per share data)
Basic earnings per share (Note 9)
Class A common stock	$2.53	$1.93	$4.74	$3.87
Class B common stock	$1.06	$0.81	$1.99	$1.63
Class C common stock	$2.53	$1.93	$4.74	$3.87
Basic weighted-average shares outstanding (Note 9)
Class A common stock	501	524	503	528
Class B common stock	245	245	245	245
Class C common stock	26	28	26	29
Diluted earnings per share (Note 9)
Class A common stock	$2.52	$1.92	$4.72	$3.86
Class B common stock	$1.06	$0.81	$1.99	$1.62
Class C common stock	$2.52	$1.92	$4.72	$3.86
Diluted weighted-average shares outstanding (Note 9)
Class A common stock	634	660	636	665
Class B common stock	245	245	245	245
Class C common stock	26	28	26	29

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in millions)
Net income	$1,598	$1,270	$3,005	$2,563
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain	11	2	28	50
Income tax effect	(4)	—	(10)	(17)
Reclassification adjustment for net gain realized in net income	—	(1)	—	(1)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial loss and prior service credit	(8)	(3)	(7)	(3)
Income tax effect	3	1	3	1
Amortization of actuarial (gain) loss and prior service credit realized in net income	(5)	5	(7)	8
Income tax effect	2	(2)	3	(3)
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(7)	6	17	15
Income tax effect	1	—	(3)	—
Reclassification adjustment for net gain realized in net income	(12)	(6)	(23)	(17)
Income tax effect	2	2	4	5
Other comprehensive (loss) income, net of tax	(17)	4	5	38
Comprehensive income	$1,581	$1,274	$3,010	$2,601

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2013	508	245	27	$18,875	$7,974	$21	$26,870
Net income					3,005		3,005
Other comprehensive income, net of tax						5	5
Comprehensive income							3,010
Issuance of restricted stock awards	1						—
Conversion of class C common stock upon sale into public market	1		(1)				—
Share-based compensation				89			89
Excess tax benefit for share-based compensation				68			68
Cash proceeds from exercise of stock options	1			58			58
Restricted stock and performance shares settled in cash for taxes(1)	—			(83)			(83)
Cash dividends declared and paid, at a quarterly amount of $0.40 per as-converted share (Note 8)					(507)		(507)
Repurchase of class A common stock (Note 8)	(11)			(452)	(1,758)		(2,210)
Balance as of March 31, 2014	500	245	26	$18,555	$8,714	$26	$27,295

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
	(in millions)
Operating Activities
Net income	$3,005	$2,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of client incentives	1,186	1,120
Share-based compensation	89	98
Excess tax benefit for share-based compensation	(68)	(56)
Depreciation and amortization of property, equipment, technology and intangible assets	214	190
Deferred income taxes	(375)	1,580
Other	12	35
Change in operating assets and liabilities:
Income tax receivable	109	(984)
Settlement receivable	47	(34)
Accounts receivable	(71)	(79)
Client incentives	(1,251)	(1,108)
Other assets	(459)	(327)
Accounts payable	(68)	(15)
Settlement payable	(126)	3
Accrued and other liabilities	171	218
Accrued litigation (Note 12)	1,055	(4,384)
Net cash provided by (used in) operating activities	3,470	(1,180)
Investing Activities
Purchases of property, equipment, technology and intangible assets	(217)	(211)
Investment securities, available-for-sale:
Purchases	(1,292)	(1,854)
Proceeds from sales and maturities	1,406	1,616
Purchases of / contributions to other investments	(3)	(3)
Proceeds / distributions from other investments	—	3
Net cash used in investing activities	(106)	(449)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 8)	$(2,210)	$(3,073)
Dividends paid (Note 8)	(507)	(437)
(Return to) payments from litigation escrow account—retrospective responsibility plan (Note 2 and Note 12)	(1,056)	4,383
Cash proceeds from exercise of stock options	58	84
Restricted stock and performance shares settled in cash for taxes	(83)	(64)
Excess tax benefit for share-based compensation	68	56
Payment for earn-out related to PlaySpan acquisition	—	(12)
Principal payments on capital lease obligations	—	(5)
Net cash (used in) provided by financing activities	(3,730)	932
Decrease in cash and cash equivalents	(366)	(697)
Cash and cash equivalents at beginning of year	2,186	2,074
Cash and cash equivalents at end of period	$1,820	$1,377
Supplemental Disclosure
Income taxes paid, net of refunds	$1,392	$421
Non-cash accruals related to purchases of property, equipment, technology and intangible assets	$27	$41

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. See Note 12—Legal Matters.
On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received on January 27, 2014, and were deposited into the litigation escrow account. The deposit into the litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded during the three months ended March 31, 2014.

	Fiscal 2014	Fiscal 2013
	(in millions)
Balance at October 1	$49	$4,432
Return of takedown payments to the litigation escrow account	1,056	—
Payments to settlement funds(1)
Class plaintiffs	—	(4,033)
Individual plaintiffs	—	(350)
Balance at March 31	$1,105	$49

(1)	Payments made in fiscal 2013 are associated with the interchange multidistrict litigation. See Note 12—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record any additional accruals for the covered litigation during the six months ended March 31, 2014. See Note 12—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$1,763	$1,071
Commercial paper			$43	$51
Investment securities, trading:
Equity securities	82	75
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,480	2,704
U.S. Treasury securities	1,552	1,673
Equity securities	131	101
Corporate debt securities			488	269
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			16	23
Total	$3,528	$2,920	$3,027	$3,047	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$145	$145
Foreign exchange derivative instruments			$20	$15
Total	$—	$—	$20	$15	$145	$145
There were no significant transfers between Level 1 and Level 2 assets during the six months ended March 31, 2014 and 2013.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets. The increase in the Company's level 1 assets primarily reflects the receipt of takedown payments related to the interchange multidistrict litigation, which were deposited into the Company's litigation escrow account. See Note 2—Retrospective Responsibility Plan and Note 12—Legal Matters.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2014.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2014.
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
At March 31, 2014 and September 30, 2013, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at March 31, 2014, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. During the six months ended March 31, 2014, there were no changes to the valuation methodology used to estimate the fair value of the put option. At March 31, 2014, the key unobservable inputs included a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.9x. At March 31, 2014, the Company's spot P/E was 20.8x, and there was a differential of 1.7x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at March 31, 2014. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Any non-cash changes in fair value are recorded in non-operating income (expense) on the consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the six months ended
March 31, 2014. During the six months ended March 31, 2013, the Company recognized a $15 million other-than-temporary impairment loss. At March 31, 2014 and September 30, 2013, these investments totaled $32 million and $30 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2014, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2014.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at March 31, 2014, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at March 31, 2014, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $121 million in gross unrealized gains at March 31, 2014. There were $93 million gross unrealized gains and $1 million gross unrealized losses at September 30, 2013. The gross unrealized gains at March 31, 2014 and September 30, 2013 primarily relate to the Company's available-for-sale equity securities. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to three years.
Note 4—Debt
Credit facility. On January 29, 2014, the Company entered into an unsecured $3.0 billion revolving credit facility (the “Credit Facility”). The Credit Facility, which expires on January 28, 2015, replaced the Company's previous $3.0 billion credit facility, which terminated on January 29, 2014. The Credit Facility contains covenants and events of default customary for facilities of this type. The participating lenders in the Credit Facility include affiliates of certain holders of the Company's class B and class C common stock and some of the Company's clients or affiliates of its clients. This facility is maintained to provide liquidity in the event of settlement failures by the Company's clients, to back up the commercial paper program and for general corporate purposes.
Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate ("LIBOR") or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. Visa also agreed to pay a commitment fee, which will fluctuate based on the credit rating of the Company's senior unsecured long-term debt. Currently, the applicable

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

margin is 0.00% to 0.75% depending on the type of the loan, and the commitment fee is 0.07%. There were no borrowings under either facility and the Company was in compliance with all related covenants during the six months ended March 31, 2014.
Note 5—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost	$12	$12	$23	$22	$—	$—	$—	$—
Interest cost	11	9	21	18	—	—	—	—
Expected return on assets	(17)	(15)	(34)	(31)	—	—	—	—
Amortization of:
Prior service credit	(2)	(3)	(4)	(5)	(1)	—	(2)	(1)
Actuarial loss	—	7	—	14	—	—	—	—
Net benefit cost	$4	$10	$6	$18	$(1)	$—	$(2)	$(1)
Curtailment gain	(3)	—	(3)	—	—	—	—	—
Settlement loss	—	—	1	—	—	—	—	—
Total net periodic benefit cost	$1	$10	$4	$18	$(1)	$—	$(2)	$(1)
Note 6—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its financial institution clients creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain financial institution clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $56.2 billion at March 31, 2014, compared to $53.8 billion at September 30, 2013. Of these settlement exposure amounts, $3.1 billion and $3.0 billion were covered by collateral at March 31, 2014 and September 30, 2013, respectively.
The Company maintained collateral as follows:

	March 31, 2014	September 30, 2013
	(in millions)
Cash equivalents	$923	$866
Pledged securities at market value	191	256
Letters of credit	1,184	1,191
Guarantees	1,372	1,411
Total	$3,670	$3,724
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at March 31, 2014 and $1 million at September 30, 2013. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 7—Other Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2014	September 30, 2013
	(in millions)
Accrued income taxes(1)	$741	$453
Employee benefits	87	86
Other	33	63
Total	$861	$602

(1)	The increase in non-current accrued income taxes is due to an increase in liabilities for uncertain tax positions.
Note 8—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at March 31, 2014, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	500	—	500
Class B common stock	245	0.4206	103
Class C common stock	26	1.0000	26
Total			629

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on whole numbers, not the rounded numbers presented.
Reduction in as-converted class A common stock.
The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014
Shares repurchased in the open market (1)	5	11
Weighted-average repurchase price per share	$217.61	$208.31
Total cost	$1,119	$2,210

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
As of March 31, 2014, the October 2013 program had remaining authorized funds of $3.0 billion for share repurchase. All share repurchase programs authorized prior to October 2013 have been completed.
Dividends. In April 2014, the Company’s board of directors declared a quarterly cash dividend of $0.40 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 3, 2014, to all holders of record of the Company's class A, B and C common stock as of May 16, 2014. The Company declared and paid $507 million in dividends during the six months ended March 31, 2014.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Earnings Per Share
The following table presents earnings per share for the three months ended March 31, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,266	501	$2.53	$1,598	634	(3)	$2.52
Class B common stock	261	245	$1.06	$260	245		$1.06
Class C common stock	66	26	$2.53	$65	26		$2.52
Participating securities(4)	5	Not presented	Not presented	$5	Not presented		Not presented
Net income	$1,598
The following table presents earnings per share for the six months ended March 31, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,381	503	$4.74	$3,005	636	(3)	$4.72
Class B common stock	489	245	$1.99	$488	245		$1.99
Class C common stock	125	26	$4.74	$124	26		$4.72
Participating securities(4)	10	Not presented	Not presented	$10	Not presented		Not presented
Net income	$3,005
The following table presents earnings per share for the three months ended March 31, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,011	524	$1.93	$1,270	660	(3)	$1.92
Class B common stock	199	245	$0.81	$199	245		$0.81
Class C common stock	55	28	$1.93	$55	28		$1.92
Participating securities(4)	5	Not presented	Not presented	$5	Not presented		Not presented
Net income	$1,270

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the six months ended March 31, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,041	528	$3.87	$2,563	665	(3)	$3.86
Class B common stock	399	245	$1.63	$398	245		$1.62
Class C common stock	113	29	$3.87	$112	29		$3.86
Participating securities(4)	10	Not presented	Not presented	$10	Not presented		Not presented
Net income	$2,563

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on whole numbers, not the rounded numbers presented.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 103 million for the three and six months ended March 31, 2014 and 2013.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 2 million of common stock equivalents for the three and six months ended March 31, 2014 and 2013, because their effect would be dilutive. The calculation excludes less than 1 million of common stock equivalents for the three and six months ended March 31, 2014 and 2013, because their effect would have been anti-dilutive.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 10—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the six months ended March 31, 2014:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	376,809	$44.23	$200.19
Restricted stock awards ("RSAs")	537,244	$198.75
Restricted stock units ("RSUs")	224,838	$197.67
Performance-based shares(1)	278,451	$225.46

(1)	Represents the maximum number of performance-based shares which could be earned.
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
Note 11—Income Taxes
The effective income tax rates were 22% and 27% for the three and six months ended March 31, 2014, respectively, and 32% and 30% for the three and six months ended March 31, 2013, respectively. The effective tax rates for the three and six months ended March 31, 2014 differ from the effective tax rates in the same periods in fiscal 2013 primarily due to:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
a $218 million tax benefit related to a deduction for U.S. domestic production activities, of which, $184 million related to prior fiscal years and $17 million related to the first quarter of fiscal 2014, as a result of the completion of a study during the three months ended March 31, 2014; and

•
the absence of a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012.

During the three and six months ended March 31, 2014, the Company's gross unrecognized tax benefits increased by $133 million and $180 million, respectively, $132 million and 177 million of which, respectively, would favorably impact our effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to potential audit exposure related to various tax positions across several jurisdictions. During the three and six months ended March 31, 2014, the Company accrued $2 million and $4 million of interest, respectively, and released $1 million of penalties related to uncertain tax positions.
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
The following table summarizes activity related to accrued litigation.

	Fiscal 2014	Fiscal 2013
	(in millions)
Balance at October 1	$5	$4,386
Provision for unsettled matters	—	4
Reestablishment of obligation related to interchange multidistrict litigation(1)	1,056	—
Payment on unsettled matters(1)	—	(4,033)
Payment on settled matters	(1)	(351)
Balance at March 31	$1,060	$6

(1)
In fiscal 2013, the Company paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive class settlement agreement in the interchange multidistrict litigation. Under the settlement agreement, if class members opt-out (“opt-out merchants”) of the damages portion of the class settlement, the defendants are entitled to receive payments of no more than 25% of the original cash payments made into the settlement fund, based on the percentage of payment card sales volume for a defined period attributable to merchants who opted out (the "takedown payments"). On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion were received on January 27, 2014, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded in the second quarter of fiscal 2014. See further discussion below.

Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the retrospective responsibility plan, which the Company refers to as the covered litigation. See Note 2—Retrospective

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Interchange Opt-out Litigation
Beginning in May 2013, more than 30 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A similar case has been filed by merchants in Texas state court. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments, and one of the cases seeks an injunction against the fixed acquirer network fee. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. On March 25, 2014, Wal-Mart Stores Inc. and its subsidiaries filed an opt-out complaint against Visa Inc., Visa U.S.A., and Visa International in the U.S. District Court for the Western District of Arkansas alleging similar claims. All the cases originally filed in federal court either were filed in the U.S. District Court for the Eastern District of New York and have been assigned to the judge presiding over MDL 1720, or have been transferred by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. Visa removed the Texas state court case to federal court and sought to transfer it to MDL 1720, but the federal court remanded the case to Texas state court before the case could be transferred to MDL 1720. Cases that are transferred to or otherwise included in MDL 1720 will be covered litigation for purposes of the retrospective responsibility plan. See Note 2—Retrospective Responsibility Plan.
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
On February 12, 2014, the court entered an order confirming that In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.), includes all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings, and all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation.
On March 13, 2014, Visa and the other defendants in the opt-out cases in MDL 1720 filed a motion to dismiss the opt-out complaints in MDL 1720. Also on March 13, 2014, Wal-Mart and the named class representatives that are defendants in the declaratory judgment cases in MDL 1720 filed motions to dismiss the declaratory judgment complaints. The court has scheduled a hearing on the motions to dismiss for July 11, 2014.
Consumer Interchange Litigation
On December 16, 2013, a putative class action was filed in federal district court in California against certain financial institutions alleging that they conspired to fix interchange fees and imposed other alleged restraints on competition. The complaint was filed on behalf of four named plaintiffs and an alleged class of all Visa and MasterCard payment cardholders in the United States since January 1, 2000. Although no Visa entity is named as a defendant, the complaint identifies Visa U.S.A., MasterCard, and certain non-defendant financial institutions as co-conspirators, and plaintiffs assert that they may seek leave to amend the complaint to add the co-conspirators as

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defendants. Plaintiffs seek injunctive relief, attorneys’ fees, and treble damages allegedly to compensate the purported class for more than $54.0 billion dollars in purported overcharges imposed on them each year by defendants and their alleged co-conspirators. After the Clerk of the Judicial Panel on Multidistrict Litigation declined to transfer the case to MDL 1720, defendants filed a motion with the Panel seeking transfer of the case to MDL 1720. That motion remains pending.
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
European Competition Proceedings
European Commission. On February 26, 2014, after public consultation, the European Commission (EC) adopted a formal decision accepting Visa Europe’s commitments addressing domestic interchange, cross-border interchange for credit card transactions within Europe, and cross-border acquiring within Europe, and made the commitments legally binding on Visa Europe. The EC continues the proceedings in respect of inter-regional interchange fees that apply to transactions involving a Visa credit cardholder from outside the Visa Europe territory and a merchant in the European Economic Area (EEA). These interchange fees are set by Visa Inc.
U.K. Merchant Litigation. Since November 2013, Visa Inc., Visa International, and Visa Europe have been put on notice of additional claims on behalf of approximately 12 merchants, all of which have entered into standstill agreements with Visa Europe, Visa Inc., and Visa International. Additionally, to date, 17 total merchants (or groups of merchant companies) have filed claims against Visa Inc., Visa International, and Visa Europe relating to interchange rates in Europe, and seek damages for alleged anti-competitive conduct relating to U.K. domestic, Irish domestic, and intra-EEA interchange fees for credit and debit cards. The amount of interchange being challenged could be substantial. Although the full scope of the claims is not yet known, and Visa has substantial defenses to these claims, the total damages sought in the 17 existing claims may exceed $1.0 billion.
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
Canadian Competition Proceedings
Merchant Litigation. On March 26, 2014, the British Columbia Supreme Court, in Watson v. Bank of America Corporation, et al., granted the plaintiffs' application for class certification in part, allowing plaintiffs to proceed as a class on, among other claims, claims for price fixing under Canada's Competition Act.
U.S. ATM Access Fee Litigation
On December 19, 2013, the U.S. District Court for the District of Columbia denied plaintiffs’ motions for leave to file amended complaints in the National ATM Council class action and the consumer class actions, and denied plaintiffs’ motions for an order altering or amending the court's February 13, 2013 judgment. On January 10, 2014, plaintiffs in the National ATM Council class action and the consumer class actions filed notices of appeal to the U.S. Court of Appeals for the District of Columbia Circuit.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Target Data Breach
On March 3, 2014, a purported class action was filed in U.S. District Court for the District of Utah against Target, Visa and MasterCard alleging, among other things, violations of Utah unfair competition law, invasion of privacy, negligence and breach of contract as a result of unauthorized access in November and December 2013 to certain personal information and payment card data stored by Target. The complaint also alleges that Visa and MasterCard unlawfully failed to implement chip technology in the United States. The complaint seeks damages, restitution, injunctive relief and attorneys’ fees.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the first half of fiscal 2014 reflects the impacts of a tepid global economic recovery.
Interchange Multidistrict Litigation (MDL). On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received on January 27, 2014, and were deposited into the litigation escrow account. The deposit into the litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded in the second quarter of fiscal 2014. See Note 2—Retrospective Responsibility Plan and Note 12—Legal Matters to our unaudited consolidated financial statements.
Interchange reimbursement fees. On March 21, 2014, the Court of Appeals for the D.C. Circuit reversed a district court ruling invalidating the debit regulations implemented by the Federal Reserve in accordance with the Dodd-Frank Act. The appeals court agreed with the Federal Reserve on its interpretation, except for a single issue related to the interchange cost calculation which was referred back to the Federal Reserve for reconsideration. The current rules remain in place while the case is ongoing.
Reduction in as-converted class A common stock. During the three and six months ended March 31, 2014, we repurchased 5 million and 11 million shares, respectively, of our class A common stock using $1.1 billion and $2.2 billion, respectively, of cash on hand. As of March 31, 2014, the October program had remaining authorized funds of 3.0 billion. All share repurchase programs authorized prior to October 2013 have been completed. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Compared to the prior year periods, overall payments volume grew in all categories worldwide. The number of processed transactions continues to increase at a double-digit growth rate, reflecting the continuing worldwide shift to electronic currency.

The following tables present nominal volume.(1)

	U.S.			International			Visa Inc.
	3 Months Ended December 31, 2013 (2)	3 Months Ended December 31, 2012 (2)	% Change	3 Months Ended December 31, 2013 (2)	3 Months Ended December 31, 2012 (2)	% Change	3 Months Ended December 31, 2013 (2)	3 Months Ended December 31, 2012 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$223	$203	10%	$416	$392	6%	$640	$595	7%
Consumer debit(3)	278	259	7%	119	101	18%	397	360	10%
Commercial(4)	90	83	9%	38	37	2%	128	120	7%
Total Nominal Payments Volume	$591	$545	8%	$573	$530	8%	$1,164	$1,075	8%
Cash volume	114	110	3%	559	538	4%	673	649	4%
Total Nominal Volume(5)	$704	$655	8%	$1,132	$1,068	6%	$1,837	$1,723	7%

	U.S.			International			Visa Inc.
	6 Months Ended December 31, 2013 (2)	6 Months Ended December 31, 2012 (2)	% Change	6 Months Ended December 31, 2013 (2)	6 Months Ended December 31, 2012 (2)	% Change	6 Months Ended December 31, 2013 (2)	6 Months Ended December 31, 2012 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$436	$393	11%	$805	$754	7%	$1,241	$1,148	8%
Consumer debit(3)	550	508	8%	224	190	18%	774	698	11%
Commercial(4)	181	165	9%	73	71	2%	253	236	7%
Total Nominal Payments Volume	$1,166	$1,066	9%	$1,103	$1,016	9%	$2,268	$2,082	9%
Cash volume	231	222	4%	1,083	1,035	5%	1,313	1,256	5%
Total Nominal Volume(5)	$1,396	$1,288	8%	$2,185	$2,050	7%	$3,582	$3,338	7%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2014 and 2013, were based on payments volume reported by our financial institution clients for the three and six months ended December 31, 2013 and 2012, respectively.

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

The table below provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network.(1)

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except percentages)
Visa processed transactions(2)	15,354	13,850	11%	31,339	28,009	12%
CyberSource billable transactions(3)	1,859	1,608	16%	3,753	3,188	18%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, internationally and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended March 31,		2014 vs. 2013		Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,683	$1,598	$85	5%	$3,374	$3,125	$249	8%
International	1,427	1,305	122	9%	2,839	2,569	270	11%
Visa Europe	53	55	(2)	(4)%	105	110	(5)	(5)%
Total operating revenues	$3,163	$2,958	$205	7%	$6,318	$5,804	$514	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and nominal cross-border volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and six months ended March 31, 2014, as partially mitigated by our hedging program, resulted in a negative two percentage point impact to our total operating revenue growth compared to the prior year. While we expect our hedging program to continue to mitigate this risk during fiscal 2014, a general strengthening of the U.S. dollar is expected to reduce total operating revenue growth by about two percentage points for the full 2014 fiscal year, net of offsetting hedges.

The following table sets forth the components of our total operating revenues.

	Three Months Ended March 31,		2014 vs. 2013		Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,462	$1,369	$93	7%	$2,881	$2,669	$212	8%
Data processing revenues	1,234	1,150	84	7%	2,498	2,265	233	10%
International transaction revenues	871	831	40	5%	1,762	1,636	126	8%
Other revenues	183	175	8	5%	363	354	9	2%
Client incentives	(587)	(567)	(20)	4%	(1,186)	(1,120)	(66)	6%
Total operating revenues	$3,163	$2,958	$205	7%	$6,318	$5,804	$514	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•	Service revenues increased due to 8% and 9% growth in nominal payments volume during the three and six month comparable periods, respectively.

•
Data processing revenues increased due to overall growth in processed transactions of 11% and 12% during the three and six month comparable periods, respectively, and solid growth in CyberSource billable transactions. The growth in data processing revenues was slower than the growth in processed transactions reflecting the absence of certain one-time adjustments recognized during the second quarter of fiscal 2013 and a proportion of revenues that are not earned on a per-transaction basis.

•
International transaction revenues increased during the three and six month comparable periods, respectively, primarily due to 5% and 8% growth in nominal cross-border payments volume, respectively. The volume growth softened across various geographies reflecting a lower level of cross-border travel.

•
Client incentives increased during the three and six month comparable period mainly due to incentives recognized on long-term customer contracts, primarily outside of the United States, that were initiated or renewed after the second quarter of fiscal 2013. The six month period also benefited from the overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be in the range of 16.5% to 17.5% for the full 2014 fiscal year.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended March 31,		2014 vs. 2013		Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$446	$486	$(40)	(8)%	$916	$940	$(24)	(3)%
Marketing	245	195	50	26%	431	388	43	11%
Network and processing	120	119	1	1%	252	229	23	10%
Professional fees	77	91	(14)	(15)%	152	179	(27)	(15)%
Depreciation and amortization	107	98	9	10%	214	190	24	13%
General and administrative	120	108	12	11%	228	214	14	7%
Litigation provision	—	1	(1)	NM	—	4	(4)	NM
Total operating expenses	$1,115	$1,098	$17	2%	$2,193	$2,144	$49	2%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•
Personnel decreased mainly due to lower incentive compensation and reductions in our net periodic pension cost. Personnel cost was also lower due to one-time share-based compensation expenses recognized in the first half of fiscal 2013. The decrease was partially offset by an increase in headcount throughout the organization reflecting our strategy to invest for future growth.

•
Marketing increased primarily due to the higher level of spending to support a number of campaigns, including the 2014 Sochi Winter Olympics and 2014 FIFA World Cup. We anticipate continued spending during the second half of fiscal 2014 to support the 2014 FIFA World Cup.

•	Network and processing increased mainly due to greater investment in technology projects and costs incurred for the operation of our processing network during the first half of fiscal 2014.

•
Professional fees decreased primarily due to the absence of certain project costs incurred in fiscal 2013, partially offset by costs incurred to expand and support our network capabilities and applications.

•
Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our core business and eCommerce initiatives.

•	General and administrative increased primarily due to facilities cost in support of our business growth.
Effective Income Tax Rate
The effective income tax rates were 22% and 27% for the three and six months ended March 31, 2014, respectively, and 32% and 30% for the three and six months ended March 31, 2013, respectively. The effective tax rates for the three and six months ended March 31, 2014 differ from the effective tax rates in the same periods in fiscal 2013 primarily due to:

•
a $218 million tax benefit related to a deduction for U.S. domestic production activities, of which, $184 million related to prior fiscal years and $17 million related to the first quarter of fiscal 2014, as a result of the completion of a study during the three months ended March 31, 2014; and

•
the absence of a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012.

During the three and six months ended March 31, 2014, our gross unrecognized tax benefits increased by $133 million and $180 million, respectively, $132 million and $177 million of which, respectively, would favorably impact our effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to potential audit exposure related to various tax positions across several jurisdictions.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended March 31,
	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$3,470	$(1,180)
Investing activities	(106)	(449)
Financing activities	(3,730)	932
Decrease in cash and cash equivalents	$(366)	$(697)
Operating activities. Cash provided by operating activities during the first half of fiscal 2014 reflects the return of our portion of takedown payments of approximately $1.1 billion in connection with the interchange multidistrict litigation. Upon receipt, we returned these funds to the litigation escrow account and reestablished the related accrued litigation. The return of funds to the litigation escrow is reflected as a use of cash under financing activities. Cash used in operating activities during the prior-year comparable period reflects payments from the litigation escrow account totaling $4.4 billion in connection with the interchange multidistrict litigation. See Note 2—Retrospective Responsibility Plan and Note 12—Legal Matters to our unaudited consolidated financial statements.
Investing activities. Cash used in investing activities was lower compared to the prior year, primarily reflecting a decrease in purchases of available-for-sale securities, offset by a decrease in proceeds received from the sale and maturity of available-for-sale securities.
Financing activities. Cash used in financing activities during the six months ended March 31, 2014 reflects the use of $2.2 billion to repurchase class A common stock in the open market, the return of takedown payments totaling $1.1 billion into the litigation escrow account, as described above, and dividend payments of $507 million. Activity in the prior-year comparable period primarily reflected the funding of payments from the litigation escrow account totaling $4.4 billion in connection with the interchange multidistrict litigation, offset by $3.1 billion used to repurchase class A common stock in the open market.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $5.0 billion at March 31, 2014. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
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

Covered litigation. On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Our portion of the takedown payments of approximately $1.1 billion related to the opt-out merchants was received on January 27, 2014, and deposited into the litigation escrow account. Receipt of the takedown payments increases our current taxable income by $1.1 billion, and income tax payable by $387 million. Of this amount, we have paid approximately $194 million during the first half of fiscal 2014, which negatively impacted our free cash flow for the three and six months ended March 31, 2014. The remaining income tax payable amount will be paid in the second half of fiscal 2014 and will negatively impact our free cash flow accordingly. We continue to expect annual free cash flow to be about $5 billion for the full fiscal 2014 year. See Note 2—Retrospective Responsibility Plan and Note 12—Legal Matters to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. In October 2013, our board of directors authorized a new $5.0 billion share repurchase program. During the six months ended March 31, 2014, we repurchased 11 million shares of our class A common stock using $2.2 billion of cash on hand. As of March 31, 2014, the October program had remaining authorized funds of $3.0 billion. All share repurchase programs authorized prior to October 2013 have been completed. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2014, we declared and paid $507 million in dividends. In April 2014, our board of directors declared a cash dividend in the amount of $0.40 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 3, 2014, to all holders of record as of May 16, 2014. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At March 31, 2014, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at March 31, 2014, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.
Fair Value Measurements—Financial Instruments
As of March 31, 2014, our financial instruments measured at fair value on a recurring basis included $6.6 billion of assets and $165 million of liabilities. Of these instruments, $152 million, or 2%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the six months ended March 31, 2014, compared to September 30, 2013.

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
Refer to Note 12—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on November 22, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2014.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2014	758,378	$216.91	747,772	$3,997,602,827
February 1-28, 2014	2,493,169	$215.46	2,480,056	$3,463,322,519
March 1-31, 2014	2,298,240	$219.80	2,298,240	$2,958,124,275
Total	5,549,787	$217.46	5,526,068

(1)
Includes 23,719 shares of class A common stock withheld at an average price of $223.57 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

VISA INC.

Date:	April 24, 2014	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2014	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1*
364-Day Revolving Credit Agreement, dated January 29, 2014, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Bank of America, N.A., as administrative agent, JP Morgan Chase Bank N.A., as syndication agent, and the lenders party thereto

10.2*	Visa Directors Deferred Compensation Plan, effective January 28, 2014

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.