Form 10-Q
period 2014-06-30
VISA INC.
filed 2014-07-24
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
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

As of July 21, 2014, there were 494,786,783 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 25,090,128 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	September 30, 2013
	(in millions, except par value data)
Assets
Cash and cash equivalents	$2,058	$2,186
Restricted cash—litigation escrow (Note 2)	1,105	49
Investment securities:
Trading	86	75
Available-for-sale	1,920	1,994
Income tax receivable	26	142
Settlement receivable	775	799
Accounts receivable	824	761
Customer collateral (Note 6)	936	866
Current portion of client incentives	221	282
Deferred tax assets	830	481
Prepaid expenses and other current assets	244	187
Total current assets	9,025	7,822
Investment securities, available-for-sale	2,798	2,760
Client incentives	84	89
Property, equipment and technology, net	1,772	1,732
Other assets	828	521
Intangible assets, net	11,427	11,351
Goodwill	11,741	11,681
Total assets	$37,675	$35,956
Liabilities
Accounts payable	$101	$184
Settlement payable	1,307	1,225
Customer collateral (Note 6)	936	866
Accrued compensation and benefits	398	523
Client incentives	902	919
Accrued liabilities	610	613
Accrued litigation (Note 13)	1,060	5
Total current liabilities	5,314	4,335
Deferred tax liabilities	4,170	4,149
Other liabilities (Note 8)	905	602
Total liabilities	10,389	9,086

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	June 30, 2014	September 30, 2013
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 496 and 508 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2014 and September 30, 2013 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 25 and 27 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively (Note 9)	—	—
Additional paid-in capital	18,393	18,875
Accumulated income	8,909	7,974
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	58	59
Defined benefit pension and other postretirement plans	(68)	(60)
Derivative instruments classified as cash flow hedges	(5)	23
Foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive (loss) income, net	(16)	21
Total equity	27,286	26,870
Total liabilities and equity	$37,675	$35,956

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,417	$1,298	$4,298	$3,967
Data processing revenues	1,321	1,191	3,819	3,456
International transaction revenues	860	854	2,622	2,490
Other revenues	195	179	558	533
Client incentives	(638)	(521)	(1,824)	(1,641)
Total operating revenues	3,155	3,001	9,473	8,805
Operating Expenses
Personnel	463	493	1,379	1,433
Marketing	228	252	659	640
Network and processing	127	117	379	346
Professional fees	82	103	234	282
Depreciation and amortization	109	101	323	291
General and administrative	126	108	354	322
Litigation provision (Note 13)	—	(1)	—	3
Total operating expenses	1,135	1,173	3,328	3,317
Operating income	2,020	1,828	6,145	5,488
Non-operating income	10	5	29	3
Income before income taxes	2,030	1,833	6,174	5,491
Income tax provision	670	608	1,809	1,703
Net income	$1,360	$1,225	$4,365	$3,788

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Basic earnings per share (Note 10)
Class A common stock	$2.17	$1.89	$6.91	$5.76
Class B common stock	$0.91	$0.79	$2.91	$2.42
Class C common stock	$2.17	$1.89	$6.91	$5.76
Basic weighted-average shares outstanding (Note 10)
Class A common stock	496	515	500	524
Class B common stock	245	245	245	245
Class C common stock	26	28	26	29
Diluted earnings per share (Note 10)
Class A common stock	$2.17	$1.88	$6.89	$5.74
Class B common stock	$0.91	$0.79	$2.90	$2.41
Class C common stock	$2.17	$1.88	$6.89	$5.74
Diluted weighted-average shares outstanding (Note 10)
Class A common stock	628	651	633	660
Class B common stock	245	245	245	245
Class C common stock	26	28	26	29

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$1,360	$1,225	$4,365	$3,788
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized (loss) gain	(30)	(10)	(2)	40
Income tax effect	11	1	1	(16)
Reclassification adjustment for net gain realized in net income	—	—	—	(1)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial loss and prior service credit	—	(1)	(7)	(4)
Income tax effect	—	—	3	1
Amortization of actuarial loss (gain) and prior service credit realized in net income	—	4	(7)	12
Income tax effect	—	(1)	3	(4)
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(14)	40	3	55
Income tax effect	3	(9)	—	(9)
Reclassification adjustment for net gain realized in net income	(16)	(9)	(39)	(26)
Income tax effect	4	2	8	7
Other comprehensive (loss) income, net of tax	(42)	17	(37)	55
Comprehensive income	$1,318	$1,242	$4,328	$3,843

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2013	508	245	27	$18,875	$7,974	$21	$26,870
Net income					4,365		4,365
Other comprehensive loss, net of tax						(37)	(37)
Comprehensive income							4,328
Issuance of restricted stock awards	1						—
Conversion of class C common stock upon sale into public market	2		(2)				—
Share-based compensation				130			130
Excess tax benefit for share-based compensation				82			82
Cash proceeds from exercise of stock options	1			81			81
Restricted stock and performance-based shares settled in cash for taxes(1)	—			(85)			(85)
Cash dividends declared and paid, at a quarterly amount of $0.40 per as-converted share (Note 9)					(758)		(758)
Repurchase of class A common stock (Note 9)	(16)			(690)	(2,672)		(3,362)
Balance as of June 30, 2014	496	245	25	$18,393	$8,909	$(16)	$27,286

(1)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
	(in millions)
Operating Activities
Net income	$4,365	$3,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of client incentives	1,824	1,641
Share-based compensation	130	139
Excess tax benefit for share-based compensation	(82)	(64)
Depreciation and amortization of property, equipment, technology and intangible assets	323	291
Deferred income taxes	(358)	1,562
Other	10	42
Change in operating assets and liabilities:
Income tax receivable	116	(421)
Settlement receivable	24	(5)
Accounts receivable	(55)	(56)
Client incentives	(1,775)	(1,700)
Other assets	(434)	(310)
Accounts payable	(86)	5
Settlement payable	82	98
Accrued and other liabilities	273	351
Accrued litigation (Note 13)	1,055	(4,384)
Net cash provided by operating activities	5,412	977
Investing Activities
Purchases of property, equipment, technology and intangible assets	(326)	(333)
Investment securities, available-for-sale:
Purchases	(1,842)	(2,789)
Proceeds from sales and maturities	1,863	1,767
Acquisition, net of cash received of $25	(134)	—
Purchases of / contributions to other investments	(3)	(3)
Proceeds / distributions from other investments	—	4
Net cash used in investing activities	(442)	(1,354)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 9)	$(3,362)	$(4,054)
Dividends paid (Note 9)	(758)	(653)
(Return to) payments from litigation escrow account—retrospective responsibility plan (Note 2 and Note 13)	(1,056)	4,383
Cash proceeds from exercise of stock options	81	98
Restricted stock and performance-based shares settled in cash for taxes	(85)	(64)
Excess tax benefit for share-based compensation	82	64
Payment for earn-out related to PlaySpan acquisition	—	(12)
Principal payments on capital lease obligations	—	(6)
Net cash used in financing activities	(5,098)	(244)
Decrease in cash and cash equivalents	(128)	(621)
Cash and cash equivalents at beginning of year	2,186	2,074
Cash and cash equivalents at end of period	$2,058	$1,453
Supplemental Disclosure
Income taxes paid, net of refunds	$1,943	$478
Non-cash accruals related to purchases of property, equipment, technology and intangible assets	$42	$27

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The Company will adopt the standard effective October 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and is evaluating the full effect of the standard on its ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-12, which requires a performance target in stock compensation awards that affects vesting, and is achievable after the requisite service period, be treated as a performance condition. The Company will adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. See Note 13—Legal Matters.
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

	Fiscal 2014	Fiscal 2013
	(in millions)
Balance at October 1	$49	$4,432
Return of takedown payments to the litigation escrow account	1,056	—
Payments to settlement funds(1)
Class plaintiffs	—	(4,033)
Individual plaintiffs	—	(350)
Balance at June 30	$1,105	$49

(1)	Payments made in fiscal 2013 are associated with the interchange multidistrict litigation. See Note 13—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record any additional accruals for the covered litigation during the three months ended June 30, 2014. See Note 13—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013	June 30, 2014	September 30, 2013
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$1,972	$1,071
Commercial paper			$58	$51
Investment securities, trading:
Equity securities	86	75
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,263	2,704
U.S. Treasury securities	1,876	1,673
Equity securities	101	101
Corporate debt securities			471	269
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			6	23
Total	$4,035	$2,920	$2,798	$3,047	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$145	$145
Foreign exchange derivative instruments			$32	$15
Total	$—	$—	$32	$15	$145	$145
There were no significant transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2014 and 2013.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets. The increase in the Company's level 1 assets primarily reflects the receipt of takedown payments related to the interchange multidistrict litigation, which were deposited into the Company's litigation escrow account. See Note 2—Retrospective Responsibility Plan and Note 13—Legal Matters.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2014.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2014.
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
At June 30, 2014 and September 30, 2013, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at June 30, 2014, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which could be several billion dollars or more. During the nine months ended June 30, 2014, there were no changes to the valuation methodology used to estimate the fair value of the put option. At June 30, 2014, the key unobservable inputs included a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.9x. At June 30, 2014, the Company's spot P/E was 20.3x, and there was a differential of 1.5x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at June 30, 2014. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Any non-cash changes in fair value are recorded in non-operating income (expense) on the consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the nine months ended June 30, 2014. During the nine months ended June 30, 2013, the Company recognized a $15 million other-than-temporary impairment loss. At June 30, 2014 and September 30, 2013, these investments totaled $32 million and $30 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2014, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2014.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at June 30, 2014, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at June 30, 2014, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $91 million in gross unrealized gains at June 30, 2014. There were $93 million gross unrealized gains and $1 million gross unrealized losses at September 30, 2013. The gross unrealized gains at June 30, 2014 and September 30, 2013 primarily relate to the Company's available-for-sale equity securities. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to three years.
Note 4—Debt
Credit facility. On January 29, 2014, the Company entered into an unsecured $3.0 billion revolving credit facility (the “Credit Facility”). The Credit Facility, which expires on January 28, 2015, replaced the Company's previous $3.0 billion credit facility, which terminated on January 29, 2014. The Credit Facility contains covenants and events of default customary for facilities of this type. This facility is maintained to provide liquidity in the event of settlement failures by the Company's clients, to back up the commercial paper program and for general corporate purposes. The participating lenders in the Credit Facility include certain holders of the Company's class B and class C common stock, certain of the Company's clients, and their affiliates.
Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate ("LIBOR") or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. Visa also agreed to pay a commitment fee, which will fluctuate based on the credit rating of the Company's senior unsecured long-term debt. Currently, the applicable

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

margin is 0.00% to 0.75% depending on the type of the loan, and the commitment fee is 0.07%. There were no borrowings under either facility and the Company was in compliance with all related covenants during the nine months ended June 30, 2014.
Note 5—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States.
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost	$11	$10	$34	$32	$—	$—	$—	$—
Interest cost	10	9	31	27	—	—	—	—
Expected return on assets	(17)	(16)	(51)	(47)	—	—	—	—
Amortization of:
Prior service credit	(2)	(2)	(6)	(7)	—	(1)	(2)	(2)
Actuarial loss (gain)	1	8	1	22	(1)	—	(1)	—
Net benefit cost	$3	$9	$9	$27	$(1)	$(1)	$(3)	$(2)
Curtailment gain	—	—	(3)	—	—	—	—	—
Settlement loss	2	—	3	—	—	—	—	—
Total net periodic benefit cost	$5	$9	$9	$27	$(1)	$(1)	$(3)	$(2)
Note 6—Settlement Guarantee Management
The indemnification for settlement losses that Visa provides to its financial institution clients creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain financial institution clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $54.5 billion at June 30, 2014, compared to $53.8 billion at September 30, 2013. Of these settlement exposure amounts, $3.0 billion were covered by collateral at June 30, 2014 and September 30, 2013.
The Company maintained collateral as follows:

	June 30, 2014	September 30, 2013
	(in millions)
Cash equivalents	$936	$866
Pledged securities at market value	166	256
Letters of credit	1,239	1,191
Guarantees	1,547	1,411
Total	$3,888	$3,724
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at June 30, 2014 and $1 million at September 30, 2013. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 7—Goodwill and Intangible Assets
In April 2014, the Company acquired a business in which it previously held a minority interest. Total purchase consideration was approximately $170 million, paid primarily with cash on hand. Total purchase consideration has been allocated to the tangible and identifiable intangible assets and to liabilities assumed based on their respective fair values on the acquisition date. Related indefinite-lived intangible assets recorded totaled $126 million. Goodwill of $60 million was recorded to reflect the excess purchase consideration over net assets assumed.
Note 8—Other Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2014	September 30, 2013
	(in millions)
Accrued income taxes(1)	$758	$453
Employee benefits	86	86
Other	61	63
Total	$905	$602

(1)	The increase in non-current accrued income taxes is due to an increase in liabilities for uncertain tax positions.
Note 9—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at June 30, 2014, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock(1)
Class A common stock	496	—	496
Class B common stock	245	0.4206	103
Class C common stock	25	1.0000	25
Total			624

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on whole numbers, not the rounded numbers presented.
Reduction in as-converted class A common stock.
The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
Shares repurchased in the open market (1)	6	16
Weighted-average repurchase price per share	$207.13	$207.90
Total cost	$1,152	$3,362

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
As of June 30, 2014, the October 2013 program had remaining authorized funds of $1.9 billion for share repurchase. All share repurchase programs authorized prior to October 2013 have been completed.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends. In July 2014, the Company’s board of directors declared a quarterly cash dividend of $0.40 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 3, 2014, to all holders of record of the Company's class A, B and C common stock as of August 15, 2014. The Company declared and paid $758 million in dividends during the nine months ended June 30, 2014.
Note 10—Earnings Per Share
The following table presents earnings per share for the three months ended June 30, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,076	496	$2.17	$1,360	628	(3)	$2.17
Class B common stock	224	245	$0.91	$224	245		$0.91
Class C common stock	56	26	$2.17	$56	26		$2.17
Participating securities(4)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,360
The following table presents earnings per share for the nine months ended June 30, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,458	500	$6.91	$4,365	633	(3)	$6.89
Class B common stock	714	245	$2.91	$712	245		$2.90
Class C common stock	180	26	$6.91	$180	26		$6.89
Participating securities(4)	13	Not presented	Not presented	$13	Not presented		Not presented
Net income	$4,365
The following table presents earnings per share for the three months ended June 30, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$973	515	$1.89	$1,225	651	(3)	$1.88
Class B common stock	194	245	$0.79	$194	245		$0.79
Class C common stock	53	28	$1.89	$53	28		$1.88
Participating securities(4)	5	Not presented	Not presented	$5	Not presented		Not presented
Net income	$1,225

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the nine months ended June 30, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,014	524	$5.76	$3,788	660	(3)	$5.74
Class B common stock	594	245	$2.42	$592	245		$2.41
Class C common stock	166	29	$5.76	$165	29		$5.74
Participating securities(4)	14	Not presented	Not presented	$14	Not presented		Not presented
Net income	$3,788

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on whole numbers, not the rounded numbers presented.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 103 million for the three and nine months ended June 30, 2014 and 2013.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 2 million of common stock equivalents for the three and nine months ended June 30, 2014 and 2013, because their effect would be dilutive. The calculation excludes less than 1 million of common stock equivalents for the three and nine months ended June 30, 2014 and 2013, because their effect would have been anti-dilutive.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the nine months ended June 30, 2014:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	423,149	$44.16	$201.02
Restricted stock awards ("RSAs")	584,611	$199.32
Restricted stock units ("RSUs")	225,604	$197.69
Performance-based shares(1)	278,451	$225.46

(1)	Represents the maximum number of performance-based shares which could be earned.
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
Note 12—Income Taxes
The effective income tax rates were 33% and 29% for the three and nine months ended June 30, 2014, respectively, and 33% and 31% for the three and nine months ended June 30, 2013, respectively. The effective tax rate for the nine months ended June 30, 2014 differs from the effective tax rate in the same period in fiscal 2013 primarily due to:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
a $245 million tax benefit related to the deduction for U.S. domestic production activities, of which $189 million related to prior fiscal years, as a result of the completion of a study in the second quarter of fiscal 2014; and

•
the absence of a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012.

During the three and nine months ended June 30, 2014, the Company's gross unrecognized tax benefits increased by $43 million and $223 million, respectively, $42 million and $219 million of which, respectively, would favorably impact the effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to potential audit exposure related to various tax positions across several jurisdictions. During the three and nine months ended June 30, 2014, the Company accrued $4 million and $8 million of interest, respectively, and released $1 million and $2 million of penalties, respectively, related to uncertain tax positions.
Note 13—Legal Matters
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
The following table summarizes activity related to accrued litigation.

	Fiscal 2014	Fiscal 2013
	(in millions)
Balance at October 1	$5	$4,386
Provision for unsettled matters	—	3
Reestablishment of obligation related to interchange multidistrict litigation(1)	1,056	—
Payment on unsettled matters(1)	—	(4,033)
Payment on settled matters	(1)	(351)
Balance at June 30	$1,060	$5

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
The Attridge Litigation
On April 8, 2014, in light of the proceedings in the Credit/Debit Card Tying Cases, the Attridge case was stayed until thirty days following final resolution of the pending appeals in the Credit/Debit Card Tying Cases.
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
Interchange Opt-out Litigation
Beginning in May 2013, more than 30 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A similar case has been filed by merchants in Texas state court. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments, and one of the cases seeks an injunction against the fixed acquirer network fee. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. On March 25, 2014, Wal-Mart Stores Inc. and its subsidiaries filed an opt-out complaint against Visa Inc., Visa U.S.A., and Visa International in the U.S. District Court for the Western District of Arkansas alleging similar claims. On June 13, 2014, Wal-Mart filed an amended complaint in the U.S. District Court for the Eastern District of New York adding Visa Europe Limited and Visa Europe Services Inc. as defendants. All the cases originally filed in federal court either were filed in the U.S. District Court for the Eastern District of New York and have been assigned to the judge presiding over MDL 1720, or have been transferred by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. Visa removed the Texas state court case to federal court and sought to transfer it to MDL 1720, but the federal court remanded the case to Texas state court before the case could be transferred to MDL 1720. Cases that are transferred to or otherwise included in MDL 1720 will be covered litigation for purposes of the retrospective responsibility plan. See Note 2—Retrospective Responsibility Plan.
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
On March 13, 2014, Visa and the other defendants in the opt-out cases in MDL 1720 filed a motion to dismiss the then-pending opt-out complaints in MDL 1720. Also on March 13, 2014, Wal-Mart and the named class representatives that are defendants in the declaratory judgment cases in MDL 1720 filed motions to dismiss the declaratory judgment complaints. On June 26, 2014, Visa filed a motion to dismiss Wal-Mart's amended complaint. On July 18, 2014, the court denied all of these motions to dismiss.

Consumer Interchange Litigation
On December 16, 2013, a putative class action was filed in federal district court in California against certain financial institutions alleging that they conspired to fix interchange fees and imposed other alleged restraints on competition. The complaint was filed on behalf of four named plaintiffs and an alleged class of all Visa and MasterCard payment cardholders in the United States since January 1, 2000. Although no Visa entity is named as a defendant, the complaint identifies Visa U.S.A., MasterCard, and certain non-defendant financial institutions as co-conspirators, and plaintiffs assert that they may seek leave to amend the complaint to add the co-conspirators as defendants. Plaintiffs seek injunctive relief, attorneys’ fees, and treble damages allegedly to compensate the purported class for more than $54.0 billion dollars in purported overcharges imposed on them each year by defendants and their alleged co-conspirators. On March 28, 2014, the Defendants filed a motion to dismiss. After the Clerk of the Judicial Panel on Multidistrict Litigation declined to transfer the case to MDL 1720, defendants filed a motion with the Panel seeking transfer of the case to MDL 1720. On June 4, 2014, the motion was granted, and the case was transferred to MDL 1720.
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
Additionally, since December 2013, six further merchants (or groups of merchant companies) have issued claims against Visa Inc., Visa International, and Visa Europe. The claimants seek damages for alleged anti-competitive conduct relating to interchange fees for credit and debit cards covering the UK and/or various other European jurisdictions. Three of those claims have been served subsequently, and three have not been served (although two of these are subject to agreements dated April 14, 2014 to extend the time for service).
Altogether, therefore, a total of 18 merchants (or groups of merchant companies) have, to date, filed claims against Visa Inc., Visa International, and Visa Europe relating to interchange rates in Europe, and seek damages for alleged anti-competitive conduct relating to U.K. domestic, Irish domestic, and intra-EEA interchange fees for credit and debit cards. Of those, 15 of the claims have been served. Merchants accounting for more than 50% of U.K. retail sales have either claimed or preserved their right to do so. The amount of interchange being challenged is substantial. Although the full scope of the claims is not yet known, and Visa has substantial defenses to these claims, the total damages sought in the 15 served claims exceed several billion dollars.
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
Canadian Competition Proceedings
Merchant Litigation. In the British Columbia lawsuit, a hearing on class certification commenced on April 22, 2013 and concluded on May 1, 2013. The lawsuits in Quebec and Ontario are being held in abeyance pending further proceedings in the British Columbia lawsuit. In Alberta and Saskatchewan, applications for a stay of proceedings and carriage of the lawsuits have been filed. In Saskatchewan, on April 25, 2014, a separate action was filed against Visa Canada Corporation and Visa Inc., two MasterCard entities, and a number of smaller Canadian issuing banks that are not named as defendants in any of the existing proceedings.
On March 26, 2014, the British Columbia Supreme Court, in Watson v. Bank of America Corporation, et al., granted the plaintiffs' application for class certification in part, allowing plaintiffs to proceed as a class on, among other claims, claims for price fixing under Canada's Competition Act. Both plaintiff and defendants are appealing aspects of the certification decision to the British Columbia Court of Appeal.
The pending Canada Merchant Litigation lawsuits largely seek unspecified monetary damages and injunctive relief, but some allege substantial damages.
Data Pass Litigation
On July 17, 2014, the court granted the motions to dismiss of Webloyalty.com, GameStop, and Visa as to the claims in the amended complaint that are grounded in fraud, reserved decision on whether all of the claims in the amended complaint are grounded in fraud, and granted plaintiff leave to file a further amended complaint on or before August 15, 2014.
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
Target Data Breach
On March 3, 2014, a purported class action was filed in the U.S. District Court for the District of Utah against Target, Visa and MasterCard alleging, among other things, violations of Utah unfair competition law, invasion of privacy, negligence and breach of contract as a result of unauthorized access in November and December 2013 to certain personal information and payment card data stored by Target. The complaint also alleges that Visa and MasterCard unlawfully failed to implement chip technology in the United States. The complaint seeks damages, restitution, injunctive relief and attorneys’ fees. On April 4, 2014, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring the action to an existing MDL related to the Target data breach where Visa has not been a party in the U.S. District Court for the District of Minnesota, In re Target Corp. Customer Data Security Breach Litigation, MDL No. 2522. On April 23, 2014, Visa and MasterCard filed a motion to separate and remand the claims against them, or alternatively, to remand the action in its entirety. The case has otherwise been stayed pending the outcome of the motion, which Target and the plaintiffs have opposed.

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the nine months ended June 30, 2014 reflects the impacts of a sustained global economic recovery.
Interchange Multidistrict Litigation (MDL). On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received on January 27, 2014, and were deposited into the litigation escrow account. The deposit into the litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded in the second quarter of fiscal 2014. See Note 2—Retrospective Responsibility Plan and Note 13—Legal Matters to our unaudited consolidated financial statements.
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
Reduction in as-converted class A common stock. During the three and nine months ended June 30, 2014, we repurchased 6 million and 16 million shares, respectively, of our class A common stock using $1.2 billion and $3.4 billion, respectively, of cash on hand. As of June 30, 2014, the October program had remaining authorized funds of $1.9 billion. All share repurchase programs authorized prior to October 2013 have been completed. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
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

The following tables present nominal volume.(1)

	U.S.			International			Visa Inc.
	3 Months Ended March 31, 2014 (2)	3 Months Ended March 31, 2013 (2)	% Change	3 Months Ended March 31, 2014 (2)	3 Months Ended March 31, 2013 (2)	% Change	3 Months Ended March 31, 2014 (2)	3 Months Ended March 31, 2013 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$204	$185	10%	$387	$364	6%	$591	$550	8%
Consumer debit(3)	281	264	7%	111	99	13%	392	362	8%
Commercial(4)	90	81	11%	34	33	3%	124	114	9%
Total Nominal Payments Volume	$575	$530	9%	$533	$496	7%	$1,108	$1,026	8%
Cash volume	115	110	5%	507	514	(1)%	622	623	—%
Total Nominal Volume(5)	$690	$639	8%	$1,039	$1,010	3%	$1,729	$1,649	5%

	U.S.			International			Visa Inc.
	9 Months Ended March 31, 2014 (2)	9 Months Ended March 31, 2013 (2)	% Change	9 Months Ended March 31, 2014 (2)	9 Months Ended March 31, 2013 (2)	% Change	9 Months Ended March 31, 2014 (2)	9 Months Ended March 31, 2013 (2)	% Change
	(in billions, except percentages)
Nominal Payments Volume
Consumer credit	$640	$579	11%	$1,193	$1,119	7%	$1,832	$1,697	8%
Consumer debit(3)	831	771	8%	336	289	16%	1,167	1,060	10%
Commercial(4)	270	246	10%	107	104	2%	377	350	8%
Total Nominal Payments Volume	$1,741	$1,596	9%	$1,635	$1,512	8%	$3,376	$3,108	9%
Cash volume	347	331	5%	1,589	1,548	3%	1,936	1,880	3%
Total Nominal Volume(5)	$2,088	$1,927	8%	$3,225	$3,060	5%	$5,312	$4,987	7%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)
Service revenues in a given quarter are assessed based on payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2014 and 2013, were based on payments volume reported by our financial institution clients for the three and nine months ended March 31, 2014 and 2013, respectively.

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

The table below provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network.(1)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except percentages)
Visa processed transactions(2)	16,662	14,972	11%	48,001	42,981	12%
CyberSource billable transactions(3)	1,890	1,648	15%	5,643	4,836	17%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.

(3)	Transactions include, but are not limited to, authorization, settlement payment network connectivity, fraud management, payment security management, tax services and delivery address verification.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, internationally and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended June 30,		2014 vs. 2013		Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,699	$1,632	$67	4%	$5,073	$4,756	$317	7%
International	1,403	1,314	89	7%	4,242	3,883	359	9%
Visa Europe	53	55	(2)	(4)%	158	166	(8)	(5)%
Total operating revenues	$3,155	$3,001	$154	5%	$9,473	$8,805	$668	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and nominal cross-border volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and nine months ended June 30, 2014, as partially mitigated by our hedging program, resulted in a negative two percentage point impact to our total operating revenue growth compared to the prior year. For the full 2014 fiscal year, we expect the effect of exchange rate movements to reduce total operating revenue growth by about two percentage points, net of offsetting hedges.

The following table sets forth the components of our total operating revenues.

	Three Months Ended June 30,		2014 vs. 2013		Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,417	$1,298	$119	9%	$4,298	$3,967	$331	8%
Data processing revenues	1,321	1,191	130	11%	3,819	3,456	363	10%
International transaction revenues	860	854	6	1%	2,622	2,490	132	5%
Other revenues	195	179	16	9%	558	533	25	5%
Client incentives	(638)	(521)	(117)	22%	(1,824)	(1,641)	(183)	11%
Total operating revenues	$3,155	$3,001	$154	5%	$9,473	$8,805	$668	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•	Service revenues increased primarily due to 8% and 9% growth in nominal payments volume during the three and nine month comparable periods, respectively.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 11% and 12% during the three and nine month comparable periods, respectively, combined with solid growth in CyberSource billable transactions.

•
International transaction revenues for the three and nine month comparable periods increased reflecting 6% and 7% growth in nominal cross-border payments volume, respectively. The growth in international transaction revenues was slower than the growth in nominal cross-border payments volume for the three month comparable period primarily due to lower volatility in a broad range of currencies.

•
Client incentives increased during the three and nine month comparable periods mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the third quarter of fiscal 2013, as well as overall growth in global payments volume. The three month period increase also reflects the absence of retroactive adjustments recorded in the third quarter of fiscal 2013 due to the execution of an issuer contract. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be around 17% for the full 2014 fiscal year.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended June 30,		2014 vs. 2013		Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$463	$493	$(30)	(6)%	$1,379	$1,433	$(54)	(4)%
Marketing	228	252	(24)	(9)%	659	640	19	3%
Network and processing	127	117	10	9%	379	346	33	10%
Professional fees	82	103	(21)	(20)%	234	282	(48)	(17)%
Depreciation and amortization	109	101	8	7%	323	291	32	11%
General and administrative	126	108	18	17%	354	322	32	10%
Litigation provision	—	(1)	1	NM	—	3	(3)	NM
Total operating expenses	$1,135	$1,173	$(38)	(3)%	$3,328	$3,317	$11	—%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on whole numbers, not the rounded numbers presented.

•
Personnel decreased mainly due to lower incentive compensation and reductions in our net periodic pension cost. Personnel cost for the nine month comparable period was also lower due to one-time share-based compensation expenses recognized in the first half of fiscal 2013. The decrease was partially offset by an increase in headcount throughout the organization reflecting our strategy to invest for future growth.

•
Marketing decreased during the three month comparable period and increased over the nine month comparable period primarily due to elevated spend supporting the 2014 Sochi Winter Olympics campaign beginning in the third quarter of fiscal 2013 through the first half of fiscal 2014. The nine month comparable period also increased due to spend supporting the 2014 FIFA World Cup campaign. We anticipate continued spending during the fourth quarter of fiscal 2014 in support of our growth strategies and new product initiatives.

•	Network and processing increased mainly due to continued processing network investment to support growth.

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

•	General and administrative increased primarily due to facilities costs and other corporate expenses in support of our business growth, partially offset by a decrease in travel activities.
Non-operating Income
Non-operating income was $10 million and $29 million for the three and nine months ended June 30, 2014, respectively, compared to $5 million and $3 million for the three and nine months ended June 30, 2013, respectively. The increase during the nine month comparable period was primarily due to the absence of a $15 million other-than-temporary impairment loss recognized during the nine months ended June 30, 2013 and increases in investment gains. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.
Effective Income Tax Rate
The effective income tax rates were 33% and 29% for the three and nine months ended June 30, 2014, respectively, and 33% and 31% for the three and nine months ended June 30, 2013, respectively. The effective tax rate for the nine months ended June 30, 2014 differs from the effective tax rate in the same period in fiscal 2013 primarily due to:

•
a $245 million tax benefit related to the deduction for U.S. domestic production activities, of which $189 million related to prior fiscal years, as a result of the completion of a study in the second quarter of fiscal 2014; and

•
the absence of a $76 million tax benefit recognized in the first quarter of fiscal 2013, as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012.

During the three and nine months ended June 30, 2014, our gross unrecognized tax benefits increased by $43 million and $223 million, respectively, $42 million and $219 million of which, respectively, would favorably impact our effective income tax rate if recognized. The increase in gross unrecognized tax benefits is primarily due to potential audit exposure related to various tax positions across several jurisdictions.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended June 30,
	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$5,412	$977
Investing activities	(442)	(1,354)
Financing activities	(5,098)	(244)
Decrease in cash and cash equivalents	$(128)	$(621)
Operating activities. Cash provided by operating activities during the nine months ended June 30, 2014 reflects the return of our portion of takedown payments of approximately $1.1 billion in connection with the interchange multidistrict litigation. Upon receipt, we returned these funds to the litigation escrow account and reestablished the related accrued litigation. The return of funds to the litigation escrow is reflected as a use of cash under financing activities. Cash provided by operating activities during the prior-year comparable period reflects payments from the litigation escrow account totaling $4.4 billion in connection with the interchange multidistrict litigation. See Note 2—Retrospective Responsibility Plan and Note 13—Legal Matters to our unaudited consolidated financial statements.
Investing activities. Cash used in investing activities was lower compared to the prior year, primarily reflecting a decrease in purchases of available-for-sale securities and an increase in proceeds received from the sale and maturity of available-for-sale securities. These effects were offset by net cash paid of $134 million in the third quarter of fiscal 2014 to acquire a business in which we previously held minority interest ownership.
Financing activities. Cash used in financing activities during the nine months ended June 30, 2014 reflects the use of $3.4 billion to repurchase class A common stock in the open market, the return of takedown payments totaling $1.1 billion into the litigation escrow account, as described above, and dividend payments of $758 million. Activity in the prior-year comparable period primarily reflected the use of $4.1 billion to repurchase class A common stock in the open market, combined with dividend payments of $653 million, offset by the funding of payments from the litigation escrow account totaling $4.4 billion in connection with the interchange multidistrict litigation.
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

Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $5.2 billion at June 30, 2014. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
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

Covered litigation. On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Our portion of the takedown payments of approximately $1.1 billion related to the opt-out merchants was received on January 27, 2014, and deposited into the litigation escrow account. Receipt of the takedown payments increases our current taxable income by $1.1 billion, and income tax payable by $387 million. Of this amount, we have paid approximately $290 million, which negatively impacted our free cash flow for the three and nine months ended June 30, 2014. The remaining income tax payable amount will be paid by the end of fiscal 2014 and will negatively impact our free cash flow accordingly. We continue to expect annual free cash flow to be about $5 billion for the full fiscal 2014 year. See Note 2—Retrospective Responsibility Plan and Note 13—Legal Matters to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. In October 2013, our board of directors authorized a new $5.0 billion share repurchase program. During the nine months ended June 30, 2014, we repurchased 16 million shares of our class A common stock using $3.4 billion of cash on hand. As of June 30, 2014, the October program had remaining authorized funds of $1.9 billion. All share repurchase programs authorized prior to October 2013 have been completed. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2014, we declared and paid $758 million in dividends. In July 2014, our board of directors declared a quarterly cash dividend in the amount of $0.40 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 3, 2014, to all holders of record as of August 15, 2014. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At June 30, 2014, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at June 30, 2014, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation, which could be several billion dollars or more. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.
Acquisitions. In April 2014, the Company acquired a business in which we previously held a minority interest using $134 million of cash on hand. This amount primarily reflects the purchase price of $170 million less cash received. The acquisition extends our processing capabilities internationally.
Fair Value Measurements—Financial Instruments
As of June 30, 2014, our financial instruments measured at fair value on a recurring basis included $6.8 billion of assets and $177 million of liabilities. Of these instruments, $152 million, or 2%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the nine months ended June 30, 2014, compared to September 30, 2013.

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
Refer to Note 13—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on November 22, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2014.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1-30, 2014	1,270,729	$201.24	1,270,729	$2,702,378,034
May 1-31, 2014	3,161,107	$207.86	3,154,777	$2,046,582,064
June 1-30, 2014	1,148,550	$209.78	1,146,084	$1,806,142,106
Total	5,580,386	$206.75	5,571,590

(1)
Includes 8,796 shares of class A common stock withheld at an average price of $210.49 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

VISA INC.

Date:	July 24, 2014	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 24, 2014	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.