Form 10-K
period 2014-09-30
VISA INC.
filed 2014-11-21
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33977
VISA INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-0267673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 8999 San Francisco, California	94128-8999
(Address of principal executive offices)	(Zip Code)
(650) 432-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, par value $0.0001 per share	New York Stock Exchange
(Title of each Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:

Class B common stock, par value $0.0001 per share
Class C common stock, par value $0.0001 per share
(Title of each Class)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $107.6 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 14, 2014, there were 493,201,965 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 23,876,238 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2014.

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

Forward-Looking Statements:
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are identified by words such as "believes," "estimates," "expects," "intends," "may," "projects," "could," "should," "will," "will continue" and other similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make about our revenue, client incentives, operating margin, tax rate, earnings per share, free cash flow, and the growth of those items.
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

•
rules capping debit interchange reimbursement rates and expanding financial institutions' and merchants' choices among debit payments networks promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	increased regulation in jurisdictions outside of the United States and in other product categories;

•	increased government support of national payments networks outside the United States; and

•	increased regulation on consumer privacy, data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings;

•	economic factors, such as:

•	economic fragility in the Eurozone and the United States;

•	general economic, political and social conditions in mature and emerging markets globally;

•	general stock market fluctuations which may impact consumer spending;

•	material changes in cross-border activity, foreign exchange controls and fluctuations in currency exchange rates; and

•	material changes in our financial institution clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from our payments network;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving Visa-branded cards or payment products; and

•	failure to maintain systems interoperability with Visa Europe;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	the loss of organizational effectiveness or key employees;

•	the failure to integrate acquisitions successfully or to effectively develop new products and businesses;

•	natural disasters, terrorist attacks, military or political conflicts, and public health emergencies; and
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

PART I

ITEM 1.    Business
General Business Developments
Visa Inc., which we refer to as Visa or the Company, is a global payments technology company that connects consumers, businesses, financial institutions and governments in more than 200 countries and territories to fast, secure and reliable electronic payments. We operate one of the world's most advanced processing networks —VisaNet — which facilitates authorization, clearing and settlement of payment transactions worldwide. It also offers fraud protection for account holders and rapid payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa-branded cards and payment products. In most cases, account holder and merchant relationships belong to, and are managed by, our financial institution clients.
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
General business developments in fiscal 2014 included the following:

•
Product innovation. Visa’s fundamental approach to innovation focuses on: (i) supporting an evolving payments ecosystem; (ii) enhancing Visa’s network security through innovation; and (iii) developing new platforms, products and services.

i.
Evolving payments ecosystem. By providing new and existing financial institution clients and partners greater access to Visa’s network and payment capabilities, Visa is contributing to the evolving payments ecosystem. In 2014, Visa announced a developer center, which will enable software developers, financial institutions and new entrants to more easily access Visa payment capabilities through programing interfaces and software developer kits beginning in 2015. We also launched the Visa Ready program to enable our partners to quickly deploy Visa-compliant devices, software and services to consumers, thereby significantly accelerating the pace of innovation in payments. Finally, we established an innovation center at our San Francisco Bay Area headquarters to facilitate collaboration among Visa, our financial institution clients, other partners and the Bay Area technology community to develop the next generation of global commerce solutions.

ii.	Network security through innovation. In 2014, Visa made strides to enhance its network security by implementing the following programs:

a.
Visa Token Service: Visa Token Service replaces account numbers with digital tokens for online and mobile payments. This benefits merchants and issuers by removing sensitive account information from online and mobile payments and significantly reduces fraud risk.

b.	EMV-chip payment technology: Visa is addressing fraud at the physical point-of-sale by working with merchants and issuers in the United States to introduce EMV-chip payment technology.

c.
Fraud and data analytics: As an industry leader in payment security, we enhanced our real-time data analytics capabilities. When combined with Visa’s centralized network structure, these capabilities allow financial institution clients and merchants to identify and address fraud.

iii.	New platforms, products and services. Visa continues to develop new platforms, products and services to benefit financial institution clients, merchants and consumers.

a.
Visa Checkout: Visa Checkout is a fast, simple and intuitive payment experience that allows consumers to pay for goods online, on any device, in just a few clicks. This service is presently available to eCommerce merchants and financial institutions in the United States, Canada and Australia.

b.	Visa payWave: With Visa payWave technology, consumers are able to pay for products and services via smart phone and by using their contactless cards at physical retailers.Visa Direct:

c.
Visa Direct: Visa Direct simplifies the way people send and receive money both domestically and across borders. In 2014, this service had a rapid growth in use, particularly in emerging markets where there is a high demand for person-to-person payments. Visa Direct is offered through financial institutions, and takes advantage of Visa’s global network of 14,000 financial institutions and 2.2 billion accounts to facilitate fast and secure money transfers.

•
Regulation. Rules were implemented in the United States during 2011 and 2012 with respect to debit products under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which regulates, among other things, debit interchange reimbursements rates, the availability of debit networks, financial institutions' and merchants' choices among these networks, and transaction routing. As a result, we have significantly modified our debit strategy and continue to renegotiate some portions of our contracts with our financial institution clients. On March 21, 2014, the Court of Appeals for the D.C. Circuit reversed a district court ruling invalidating these rules. The appeals court agreed with the Federal Reserve, except for a single issue related to the interchange cost calculation which was referred back to the Federal Reserve for reconsideration. On August 18, 2014, the plaintiff merchants filed a petition for review of the appeals court's decision in the U.S. Supreme Court, seeking review of a portion of the rules pertaining to the interchange cost calculation. The current rules remain in place while the case is ongoing. See Government Regulation below.

•
Fiscal 2014 developments in Russia. U.S. and EU sanctions targeting Russia’s financial sector in response to the conflict in Ukraine restrict the ability of U.S. based companies, including payments networks, to supply services to certain Russian individuals and companies. On September 12, the United States, in coordination with the European Union, broadened existing sanctions on Russian financial institutions, expanded sanctions in Russia’s energy sector, and targeted additional energy and defense-related entities. In the financial sector, the U.S. government has imposed sectoral sanctions on the six largest Russian state banks. These sectoral measures restrict the maturity period for new debt issued by the six Russian state banks to 30 days. In 2014, they have not restricted Visa’s ability to supply electronic payment services to Russian banks. However, in response to the U.S. and EU sanctions, the Russian government has modified its National Payments Systems laws that will in essence require international payments networks to process Russian domestic transactions on the government-owned payment system in 2015. See Government Regulation—Government-imposed market participation influences and restrictions below.

•
Interchange multidistrict litigation settlement. In fiscal 2014, we obtained final court approval of a settlement in the interchange multidistrict litigation, subject to any appeals. We believe that this settlement supports the long-term health and competitiveness of the payments industry in the United States. A number of objectors to the settlement, however, have appealed the final judgment, and a number of opt-out cases have been filed by merchants. See Item 1A—Risk Factors—Our retrospective responsibility plan may not adequately insulate us from the impact of settlements or final judgments and Item 8—Financial Statements and Supplementary Data—Note 20—Legal Matters included elsewhere in this report.

Nature of Operations
Visa's mission is to accelerate the electronification of commerce. We operate an open-loop payments network, VisaNet, through which Visa connects and manages the exchange of information and value between: (i) issuers — financial institutions that issue Visa-branded cards or payment products to account holders, and (ii) acquirers — financial institutions that contract with merchants to accept Visa-branded cards or payment products. We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa-branded cards or payment products. The issuers have the responsibility for issuing cards and other payment products, and determining the interest rates and fees paid by the account holders.

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

•
Data processing revenues. Data processing revenues consist of revenues earned for authorization, clearing, settlement, network access and other maintenance and support services that facilitate transaction and information processing among our clients globally and with Visa Europe. Data processing revenues are primarily generated from the number of transactions we process.

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
U.S. dollar settlements with our financial institution clients are typically settled within the same day and do not result in a receivable or payable balance. Settlement currencies other than the U.S. dollar generally remain outstanding for one to two business days, resulting in amounts due from and to financial institution clients. These amounts are presented as settlement receivable and settlement payable on our consolidated balance sheets, respectively.
In order to maintain the integrity of and minimize disruptions to our payments network, we indemnify our financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our operating regulations. The settlement indemnification applies to the amount of Visa payment transactions that have occurred, but have not yet settled. We maintain and regularly review global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. Cash equivalents collateral is reflected in customer collateral on our consolidated balance sheets as it is held in escrow in our name. All other collateral is excluded from the consolidated balance sheets. We have incurred no material loss related to settlement risk in recent years.
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
Intellectual Property
Our portfolio of trademarks, in particular our family of Visa marks, our Plus mark and our Dove design mark, are important to our business. Through agreements with our financial institution clients, we authorize the use of our trademarks in connection with their participation in our payments network. We own a number of patents and patent applications relating to payment solutions, transaction processing, security systems and other matters. We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.
Seasonality
We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal 2014 or fiscal 2013 accounted for more than 30% of our operating revenues in those years.
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
Competition
We compete in the global payment marketplace against all forms of payment. These include:

•	paper-based payments, principally cash and checks;

•	card-based payments, including credit, charge, debit, ATM, prepaid and private-label products;

•	eCommerce and mobile payments; and

•	other electronic payments, including wire transfers, electronic benefits transfers, automated clearing house ("ACH"), and electronic data interchange.
Based on payments volume, total volume and number of transactions, Visa is the largest retail electronic payments network widely used throughout the world. The following chart compares our network with those of our major general purpose payments network competitors for calendar year 2013:

Company(1)	Payments Volume	Total Volume	Total Transactions	Cards
	(billions)	(billions)	(billions)	(millions)
Visa Inc.(2)	$4,383	$6,970	89.7	2,219
MasterCard(3)	$2,991	$4,103	52.7	1,281
American Express(3)	$940	$952	6.4	107
Discover(3)	$127	$136	2.2	64
JCB(3)	$176	$182	1.9	83
Diners Club(3)	$26	$27	0.2	6

(1)
UnionPay, which operates primarily within the Chinese domestic market, is not included in this table because Visa is not allowed to compete in that market under local law. Although we are uncertain how UnionPay reports certain volumes, reportedly its numbers could approach or exceed some of those listed in this chart.

(2)	The data presented are provided by our financial institution clients. Previously submitted information may be updated and all data are subject to review by Visa. Visa Europe data are not included.

(3)
MasterCard, American Express, JCB, and Diners Club data sourced from The Nilson Report issue 1037 (March 2014) and Discover data sourced from The Nilson Report issue 1034 (February 2014). Includes all consumer and commercial credit, debit and prepaid cards. Some figures are estimates and currency figures are in U.S. dollars. MasterCard excludes Maestro and Cirrus figures. American Express includes figures for third-party issuers. Discover figures consist of U.S. data only and include third-party issuers. JCB figures include third-party issuers and other payment-related products. Certain general purpose payments network competitors are more concentrated in specific geographic regions, such as JCB in Japan and Discover in the United States. Our competitors also have leading positions in certain countries. For example, UnionPay remains the sole processor of domestic transactions and operates the sole domestic acceptance mark in China.

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
The global payments industry continues to undergo dynamic change. We may face increasing competition from emerging players in the payment space, many of which are non-financial institution networks that have departed from the more traditional business model. The emergence of these potentially competitive networks has primarily been via the online channel with a focus on eCommerce and/or mobile technologies. PayPal and Alipay are examples. These providers compete with us directly in some cases, yet may also be significant partners and customers of ours.
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
Employees
At September 30, 2014, we employed approximately 9,500 persons worldwide. We consider our relationships with our employees to be good.
Government Regulation
Interchange reimbursement fees. We have historically set default debit interchange reimbursement rates in the United States and many other geographies. During fiscal 2012, the Federal Reserve implemented new rules under the Dodd-Frank Act, setting a cap on the maximum U.S. debit interchange reimbursement fee assessed for debit products issued by large financial institutions. These rules continue to have an adverse impact on our pricing, reduce the number and volume of U.S. debit transactions we process and decrease our associated revenues. As a result, we have significantly modified our debit strategy and continue to renegotiate some portions of our contracts with our financial institution clients. In July 2013, a federal court invalidated the newly implemented rules, finding that the Federal Reserve improperly considered certain costs in setting a cap on the maximum debit interchange reimbursement rate and that issuers must make at least two unaffiliated networks available for processing each electronic debit transaction, regardless of authorization method. On March 21, 2014, the Court of Appeals for the D.C. Circuit reversed the district court's ruling and agreed with the Federal Reserve, except for a single issue related to the interchange cost calculation which was referred back to the Federal Reserve for reconsideration. On August 18, 2014, the plaintiff merchants filed a petition for review of the appeals court's decision in the U.S. Supreme Court, seeking review of a portion of the rules pertaining to the interchange cost calculation. The current rules remain in place while the case is ongoing. See Item 1A—Risk Factors—The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview included elsewhere in this report.
Certain jurisdictions outside the United States also regulate debit and credit interchange reimbursement rates in their regions. For example, the Reserve Bank of Australia regulates interchange reimbursement rates. In some jurisdictions, such as India, the governing authorities have begun to regulate other rates or practices such as the merchant discount rate. See Item 1A—Risk Factors—Additional regulation of interchange reimbursement rates may have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business and Item 8—Financial Statements and Supplementary Data—Note 20—Legal Matters included elsewhere in this report.
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
U.S. Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent Consumer Financial Protection Bureau (“CFPB”) with responsibility for most federal consumer protection laws in the area of financial services and new authority with respect to consumer protection issues, including those pertaining to us to some extent. The CFPB’s future actions may make payment card or product transactions generally less attractive to issuers, acquirers, consumers and merchants.
No-surcharge rules. We have historically implemented rules that prohibit merchants from charging higher prices to consumers who pay using their Visa-branded card or payment product instead of other means. As part of the settlement reached in the interchange multidistrict litigation, however, Visa has agreed to modify our rules to permit surcharging on credit transactions under certain circumstances. See Item 8—Financial Statements and Supplementary Data—Note 20—Legal Matters included elsewhere in this report. Ten U.S. states as well as certain jurisdictions outside the United States have taken steps to prohibit surcharging. In October 2013, a federal court granted declaratory relief and issued an order permanently enjoining the enforcement of New York's no-surcharge law, N.Y. Gen. Bus. Law section 518, in a case brought by five retailers challenging the constitutionality of that law.
Data protection and information security. In accordance with governing law, we devote substantial resources to maintain and continually refine our information security program in order to safeguard account holder information and under certain circumstances, to provide account holder notification in the event of a security breach. In addition, the U.S. Federal Financial Institutions Examination Council periodically reviews aspects of our operations in the United States to examine our compliance with data integrity, security and operational requirements and standards, as well as other requirements applicable to us because of our role as a service provider to financial institutions.
Anti-money laundering, anti-terrorism and sanctioned countries. We are subject to anti-money laundering laws and regulations, including the U.S. Bank Secrecy Act, as amended, including the USA PATRIOT Act of 2001. In addition, we are also subject to the economic and trade sanctions programs administered by the U.S. Department of the Treasury, Office of Foreign Assets Controls (“OFAC”) that prohibit or restrict dealings with certain countries, their governments and, in certain circumstances, their nationals, as well as with specifically-designated individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. We have policies, procedures, systems and controls designed to identify and address potentially impermissible transactions.
Government-imposed market participation influences and restrictions. Our market reach remains limited by certain governments' influence on their domestic payments competition and/or their protection of domestic issuers or payments network processors. Regulators in an increasing number of countries around the world have received statutory authority to regulate certain aspects of the payments systems in these countries. For instance, in response to the U.S. and EU sanctions, the Russian government has modified their National Payments Systems laws to require, among other things: (i) on-shore processing for transactions between Russian cardholders and merchants; (ii) a material guarantee deposit and significant fines for domestic transactions not processed by a nationally significant payment system; and (iii) the creation of a new domestic payment processor. As a result, international payment brands are mandated to process Russian domestic transactions on the government-owned payment system.
Regulation of Internet, mobile payment and other types of transactions. Many jurisdictions have adopted or are considering regulations that require payments system participants, including our financial institution clients and us, to monitor, identify, filter, restrict or take other specific actions with regard to certain types of payment transactions. For example, U.S. federal legislation has been enacted that requires payment system operators to implement a system that allows issuers to identify Internet gambling transactions so they have the option to decline such transaction requests. State governments have been interested in the potential blocking of Internet interstate sales of cigarettes and alcohol, or the collection of state and local sales taxes on such Internet purchases. Implementing such systems increases costs for our financial institution clients and us, and may reduce merchant acceptance of Visa-branded cards and payment products for these purchases.
The U.S. Congress continues to consider regulatory initiatives in the areas of Internet prescription drug purchases, copyright and trademark infringement and privacy, among others, that could impose additional compliance burdens on our financial institution clients and us. Some U.S. states are considering a variety of similar legislation. Various regulatory agencies also continue to examine a wide variety of issues, including mobile payment transactions, money transfer, identity theft, account management guidelines, privacy, disclosure rules, security and marketing that could affect our financial institution clients directly. These new requirements and developments may affect our financial institution clients' ability to offer existing products and services, extend credit via payment cards and products, and offer new types of payment programs, which could decrease our transaction volumes and revenues.
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
Our corporate website is accessible at http://corporate.visa.com. We make available, free of charge, on our investor relations website at http://investor.visa.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also may include supplemental financial information on our investor relations website at http://investor.visa.com and may use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of our investor relations website, in addition to following SEC filings and publicly available conference calls. The information contained on our corporate website, including the information contained on our investor relations website, is not incorporated by reference into this report or any other report filed with, or furnished to, the SEC.
ITEM 1A. Risk Factors
Regulatory Risks
Additional regulation of interchange reimbursement rates may have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
We generally do not receive any revenue related to interchange reimbursement fees in a purchase transaction as those fees are paid by the acquirers to the issuers. They are, however, a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees can substantially affect our revenues and overall payments volume.
We have historically set default debit interchange reimbursement rates in the United States and many other geographies. In the United States, the Dodd-Frank Act has limited our ability to establish default debit interchange reimbursement rates. See —The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business. Interchange reimbursement rates have also become subject to continued or increased government regulation elsewhere, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these rates. In certain jurisdictions, interchange reimbursement rates, our operating regulations and related practices, are subject to continuing or increased government regulation. These jurisdictions include, for example, Australia, Canada, Brazil, Europe, India, Mexico, Malaysia, Russia and South Africa.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. It may increase the attractiveness of other payments systems like competitors' closed-loop payments systems with direct connections to both merchants and consumers. In addition, as a result of such regulations, we believe some issuers are charging new or higher fees to consumers. In certain instances, some acquirers elect to charge higher discount rates to merchants, regardless of the level of Visa interchange reimbursement rate, leading merchants not to accept Visa-branded cards or payment products or to steer account holders to alternate payment systems or forms of payment. In addition, some issuers and acquirers have obtained, and may continue to obtain, incentives from us and reductions in the rates that we charge in an effort to reduce the expense of their card programs. For these reasons, additional regulation of interchange reimbursement rates may make Visa-branded cards and payment products less desirable, reduce our overall transaction volumes, and have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business.
Additional regulations that prohibit us from contracting with clients or requiring them to use only our network, or that deny them the option of selecting only our network, may decrease the number of transactions we process, and materially and adversely affect our financial condition, revenues, results of operations, prospects for future growth and overall business.
In order to provide account holders a consistent experience and transparency into VisaNet, we promote certain practices to ensure that Visa-branded cards are processed over our network. We have historically had agreements with some issuers under which they agree to issue certain payment cards that use only the Visa network or receive incentives if they do so. In addition, certain issuers of some products have historically chosen to include only our network. We refer to these various practices as network exclusivity.
In addition, certain network or issuer rules or practices may be viewed as limiting the routing options of merchants when multiple debit networks co-reside on Visa debit cards. For example, Visa's operating regulations require that all authorization, clearance and settlement of international transactions must be done through VisaNet. These are commonly referred to as routing rules.
The Dodd-Frank Act already limits our and issuers' ability to adopt network exclusivity and preferred routing in the debit area. See —The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business. Additional regulations like the Dodd-Frank Act in the United States and elsewhere could materially decrease the number of transactions we process. In order to retain that transaction volume, we may reduce the fees we charge to issuers or acquirers or increase the payments and other incentives we provide to issuers, acquirers or merchants. Any of these outcomes could have a material, adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business.
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
On March 21, 2014, the Court of Appeals for the D.C. Circuit reversed a district court ruling invalidating these rules and agreed with the Federal Reserve, except for a single issue related to the interchange cost calculation which was referred back to the Federal Reserve for reconsideration. On August 18, 2014, the plaintiff merchants filed a petition for review of the appeals court's decision in the U.S. Supreme Court, seeking review of a portion of the rules pertaining to the interchange cost calculation. The rules, described above, remain in place while the case is ongoing. These regulations have adversely affected our U.S. debit business and associated revenues by creating negative pressure on our pricing, reduced the volume and number of U.S. debit payments we process, and diminished associated revenues. Although we believe we have absorbed the principal impact of the regulations as issued in October 2011, our business could continue to be affected, including if the Federal Reserve issues new regulations.
These pressures have arisen through various channels. Other debit networks may become more aggressive in offering merchant cost reductions to win routing preference, which in turn puts more pressure on the business terms offered by Visa. A number of our clients obtained fee reductions or increased incentives from us to offset their own lost revenue. Some clients elected to issue fewer cards enabled with Visa-affiliated networks or reduced the number of debit cards they issued and investments they made in marketing and rewards programs, while others imposed new or higher fees on debit cards or demand deposit account relationships. Many merchants have used the routing regulations to redirect transactions or steer account holders to other debit networks based on lower cost or other factors. Other clients and merchants are likely to take similar actions in the future.
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
Some elements of the Dodd-Frank Act lack definition and create the potential for networks to pursue different strategies subject to their interpretation of the rules. Our interpretation may result in a pursuit of strategies that may be less effective than those of our competitors. Overall, the regulations and developments arising from the Dodd-Frank Act could have a material, adverse effect on our financial condition, revenues, results of operations, prospects for future growth and overall business.
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
Governments in some countries provide resources to or protection for their domestic payment card networks, brands and processors. These governments may impose regulatory requirements that favor domestic providers or that mandate domestic payments processing be done entirely in that country. In China, for example, UnionPay continues to enjoy advantages over international networks, remains the sole processor of domestic transactions and operates the sole domestic acceptance mark. In light of the U.S. and EU sanctions targeting Russia’s financial sector, the Russian government has modified its National Payments Systems laws that require, among other things, the creation of a national payment system and local storage of certain transaction data. As a result, international payment brands could be mandated to process Russian domestic transactions on the government-owned payment system. Additional laws or mandates may be put into place without sufficient notice which may increase our costs and decrease the number of Visa-branded cards issued or processed in Russia. These actions could impede us from utilizing our global processing capabilities for our financial institution clients in those countries and substantially restrict our activities there. These actions could also force us to leave countries where we presently have activity and keep us from entering new markets. Although we are trying to effect change in these countries, we may not succeed. This could adversely affect our ability to maintain or increase our revenues and extend our global brands.

Regulation in the areas of consumer privacy and data use and security could decrease the number of Visa-branded cards issued, our payments volume and our revenues.
Privacy, data use and security continue to receive heightened legislative and regulatory focus in the United States and elsewhere. For example, in many jurisdictions consumers must be notified in the event of a data breach and those jurisdictions who have these laws are continuing to increase the circumstances and the breadth of these notices. Our failure or the failure of our clients to comply with these laws and regulations could result in fines, sanctions, litigation and damage to our global reputation and our brands. These measures may increase Visa’s and our clients' costs, decrease the number of Visa-branded cards our clients issue, and decrease our payments volume and revenue.
Evolving and increased global regulatory focus on the payments industry may result in costly new compliance burdens on our clients and on us, leading to increased costs, decreased payments volume and a material, adverse impact on our financial condition, revenues, results of operations, prospects for further growth and overall business.
Regulation of the payments industry has evolved and increased significantly. Examples include:

•
Data protection and information security. Aspects of our operations and business are subject to privacy and data protection regulation in the United States and elsewhere. Our financial institution clients around the globe are subject to similar requirements under privacy laws and bank regulatory regimes. In addition, many U.S. states have enacted legislation requiring consumer notification in the event of a security breach.

•
Regulatory compliance. We are subject to anti-money laundering laws and regulations, including the U.S. Bank Secrecy Act, as amended, including the USA PATRIOT Act of 2001. In addition, we are also subject to the economic and trade sanctions programs administered by OFAC that prohibit or restrict dealings with certain countries, their governments and, in certain circumstances, their nationals, as well as with specifically-designated individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. An increase in the number of OFAC sanctions, such as those issued in connection with the Russia-Ukraine conflict, may affect the issuance, acceptance, reputation, and revenues of Visa-branded cards. In addition, some of our clients located outside of the United States may not be subject to these same laws, regulations and sanctions, and, as a result, may initiate transactions that, while permissible in their countries, are not permissible in the United States. We have policies, procedures, systems and controls designed to identify and address potentially impermissible transactions. Regulation of the price of credit. Many jurisdictions in which Visa-branded cards are used have regulations that could increase the costs of card issuance or decrease the flexibility of issuers to charge market-based interest rates and fees on credit card accounts. These include the Credit CARD Act of 2009 in the United States and other proposed regulations under it, and proposed changes to regulations under the Truth in Lending Act of 1968.

•
Increased CFPB scrutiny. The Consumer Financial Protection Bureau (the "CFPB") has primary oversight and rule-writing authority over consumer financial products in the United States, including the regulations that apply to credit, debit, and prepaid cards. Regulatory changes that impose new requirements on or restrict the terms under which financial products can be offered could increase our clients’ costs and decrease the number of Visa-branded payment cards our clients issue. The CFPB also has supervisory and independent examination authority as well as enforcement authority over certain financial institutions, their service providers, and other entities, which could include us due to our processing of credit, debit, and prepaid transactions.

•
Increased central bank oversight. Several central banks around the world have increased, or are seeking to increase, their formal oversight of the electronic payments industry, in some cases considering designating them as "systemically important payment systems" or "critical infrastructure." Any such oversight may lead to additional regulations by central banks and other government regulators. These could include new settlement procedures, cyber security requirements or other operational rules to address credit and operational risks. They could also include new criteria for financial institution client participation and merchant access to our payments system.

•
Safety and soundness regulation. Recent banking regulations enacted in the United States and elsewhere may make some financial institutions less likely to become an issuer of Visa-branded cards, because they may be subject to increased risk management or higher capital requirements.

•
Regulation of Internet and mobile transactions. Proposed legislation in various jurisdictions may make it less desirable or more costly to complete Internet transactions using Visa-branded cards by affecting the legality of those transactions, the laws that govern the transactions, their taxation or the allocation of various intellectual property rights. In addition, new mobile regulatory requirements could impact our business practices.

•
Money transfer regulations. As we expand our product offerings, we may become subject to U.S. state money transfer regulations, as well as international payments laws, which could increase our regulatory oversight and compliance costs.

Complying with these and other regulations increases our costs and can reduce our revenue opportunities. Our programs and policies are designed to comply with anti-money laundering, anti-terrorism, sanctions regulations, and other laws, and we continue to enhance them. But, as regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our global brand reputation. The impact of such regulations on our clients and on us may increase compliance costs and reduce the volume of payments we process. Moreover, such regulations can limit the types of products and services that we offer, the countries in which Visa-branded cards are used and the types of account holders and merchants who can obtain or accept Visa-branded cards. Any of these occurrences could materially and adversely affect our overall business, revenues, prospects for future growth, financial condition and results of operations.
Litigation Risks
Our retrospective responsibility plan may not adequately insulate us from the impact of settlements or final judgments.
Our retrospective responsibility plan addresses monetary liabilities from settlements of, or final judgments in, the covered litigation, which is described in Note 3—Retrospective Responsibility Plan to our consolidated financial statements included in Item 8 of this report. The retrospective responsibility plan consists of several related mechanisms to fund settlements or judgments in the covered litigation. These include an escrow account funded with a portion of the net proceeds of our IPO and any subsequent offerings of our shares of class A common stock (or deposits of cash into the escrow account in lieu of such offerings). They also include a loss sharing agreement, a judgment sharing agreement and an omnibus agreement, as amended. In addition, our U.S. financial institution clients are obligated to indemnify us pursuant to Visa U.S.A. Inc.'s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique, complicated and tiered, and if we cannot use one or more of them, this could have a material adverse effect on our financial condition and cash flows, or even cause us to become insolvent.
The principal remaining covered litigation involves interchange reimbursement rates. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. Beginning in 2005, a series of complaints (the majority of which were styled as class actions) were filed on behalf of merchants against us, MasterCard and/or other defendants, including certain Visa member financial institutions. We refer to this as the interchange multidistrict litigation or MDL 1720. Among other allegations, the plaintiffs alleged that Visa's setting of default interchange reimbursement rates violated federal antitrust laws and, in some cases, certain state unfair competition laws. The lawsuits were transferred to a multidistrict litigation in the U.S. District Court for the Eastern District of New York.
The plaintiffs in MDL 1720 seek damages for alleged overcharges in merchant discount rates as well as injunctive and other relief. The consolidated class action complaint alleges that estimated damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages would be trebled.
The allocation of any monetary judgment or a settlement among the defendants is governed by an omnibus agreement dated February 7, 2011, and amended August 26, 2014. See Note 3—Retrospective Responsibility Plan to our consolidated financial statements included in Item 8 of this report. Visa's portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of our retrospective responsibility plan.
We signed settlement agreements in connection with MDL 1720, which included an agreement to pay approximately $4.0 billion to the class plaintiffs. On January 14, 2014, the court entered a final judgment order approving the settlement, from which a number of objectors have appealed. Until the appeals are finally adjudicated, no assurance can be provided that we will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement.
A number of merchants have filed opt-out cases in various federal district courts. All of the cases filed in federal court have been either assigned to the judge presiding over MDL 1720, or have been transferred by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. The court has entered an order confirming that MDL 1720 includes: (i) all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings; and (ii) all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation. Cases that are transferred to or otherwise included in MDL 1720 are covered litigation for purposes of the retrospective responsibility plan. It is possible that some opt-out cases may not be transferred or otherwise included in MDL 1720 and will not be covered litigation.
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
We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may decrease their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service and other tax authorities, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could result in a material, adverse effect on our cash flow and financial position. In addition, changes in existing laws, such as recent proposals for fundamental U.S. and international tax reform, may also increase our effective tax rate. A substantial increase in our tax burden could have a material, adverse effect on our financial results. See also Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
We have limited rights to enforce our agreement with Visa Europe, which includes indemnity obligations that could expose us to significant liabilities.
The relationship between Visa and Visa Europe is governed by the Framework Agreement. In the event Visa Europe fails to meet its obligations under the Framework Agreement, our remedies are limited. We are unable to terminate the agreement even upon Visa Europe's material, uncured breach. We also have a call option to acquire Visa Europe, which can be triggered only under extremely limited circumstances. See Note 2—Visa Europe to our consolidated financial statements included in Item 8 of this report.
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
Visa Europe is obligated to indemnify Visa Inc. and Visa International Service Association (Visa International) in connection with the European Competition Proceedings, in our opinion, including payment of any fines or damages that may be imposed. However, Visa Europe has informed us of its position that it is not obligated to indemnify us or Visa International for any claim in the European Competition Proceedings, including claims asserted in either the European Commission matter or the filed or unfiled claims in the U.K. Merchant Litigation. If Visa Europe continues in its refusal to indemnify us and we cannot enforce the indemnity, we could be exposed to significant liabilities which would not be covered under our retrospective responsibility plan. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Business Risks
The intense pressure we face on client pricing may materially and adversely affect our revenues and profits.
Pressure on client pricing poses challenges for our business. In order to stay competitive, we offer incentives to our clients to increase payments volume, enter new market segments and expand their Visa-branded card base. These include up-front cash payments, fee discounts, credits, performance-based incentives, marketing and other support payments. We have continued to increase the use of incentives such as up-front cash payments and fee discounts in many countries, including the United States. In addition, we offer incentives to certain merchants or acquirers to win routing preference in situations where our products co-reside with other networks and merchants have a choice of network routing options. The economic pressures on our clients arising from the Dodd-Frank Act have also increased our use of incentives. See —The Dodd-Frank Act may continue to have a material, adverse impact on our financial condition, revenues, results of operations, prospects for future growth and overall business. As a result, the provision of certain products and services may be less profitable or unprofitable, which may materially and adversely affect our revenues and profits.
If we continue to increase incentives to our clients, we will need to find ways to offset the financial impact by increasing payments volume, increasing the amount of fee-based services we provide or both. We may not succeed in doing so, particularly, in the current regulatory environment. In addition, we benefit from long-term contracts with certain clients, including those that are large contributors to our revenue. Continued pressure on our fees could prevent us from maintaining such agreements in the future on the same or favorable terms. We may also have to modify existing agreements in order to maintain relationships or comply with regulations. While we may implement cost containment and productivity initiatives in areas other than those surrounding client incentives, we may not be successful in our efforts or they may not offset the decreases in our revenues.
Intense competition in our industry may cause our business, financial condition, results of operations and prospects for future growth to suffer.
The global payments industry is intensely competitive and, as a result, our payment programs compete against all forms of payment. These include cash, checks, electronic, eCommerce, and mobile payments, as well as traditional general purpose card networks. In addition, our open-loop payments network competes against other alternate payment systems such as closed-loop payment systems. The Dodd-Frank Act increased this competitive pressure.
Some of our competitors may develop substantially better technology or have greater financial resources. They may offer a wider range of programs, products and services than we do, including more innovative ones. They may use advertising and marketing strategies that are more effective than ours, achieving broader brand recognition and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements.
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
Traditional or nontraditional competitors may put us at a competitive disadvantage by leveraging services or products in areas in which we do not directly compete to win business in areas where we do compete. Our clients can reassess their commitments to us at any time or develop their own competitive services. The risk to maintaining or securing our clients' long-term commitments to our products increased with the Dodd-Frank Act's restrictions on network exclusivity in the debit sector. We do not have exclusivity with our largest clients such as JPMorgan Chase and Bank of America. In certain circumstances, our clients may terminate these relationships on relatively short notice without significant early termination fees. Because a significant portion of our operating revenues is concentrated among our largest clients, our operating revenues would decline significantly if we lost one or more of these clients. This could have a material adverse impact on our business, financial condition and results of operations. See Note 13—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8 of this report.
We expect there to be changes in the competitive landscape in the future. For example:

•	competitors, clients and others may develop products that compete with, impair or replace the value-added services we provide to support our transaction processing;

•	parties that process our transactions in certain countries may try to eliminate our position in the payments value chain;

•	we may be asked to develop or customize certain aspects of our payment services for use by our customers, processors or other third parties;

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

•	new players and intermediaries in the payments value chain may redirect transactions or steer account holders away from our network; or

•
new services and technologies that we develop may be impacted by industry-wide solutions and standards set by organizations such as EMVCo, related to EMV-chip payment technology, tokenization, or other technologies.

Our failure to compete effectively in light of any such developments could materially and adversely affect our business, financial condition, revenues, results of operations and prospects for future growth.
Disintermediation from the payments value chain could harm our business.
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
We also run the risk of disintermediation by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing payments. For example, merchants could process transactions directly with issuers, or processors could process transactions directly between issuers and acquirers.
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
Additional consolidation in the banking industry could also reduce the overall number of new and existing clients, who may seek and obtain greater pricing discounts or other incentives from us. In addition, more consolidation could prompt our existing clients to seek to renegotiate their pricing agreements with us to obtain more favorable terms. We may also be adversely affected by price compression should one of our clients absorb another financial institution and qualify for higher volume-based discounts on the combined volumes of the merged businesses. Pressure on the fees we charge our clients caused by such consolidation could materially and adversely affect our business, revenues, results of operations and prospects for future growth.
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
We also face competitive pressures on pricing. We and our clients negotiate pricing discounts and other incentive arrangements with certain large merchants to increase acceptance and usage of Visa-branded payment cards. If merchants continue to consolidate, we and our clients may have to increase the incentives provided to certain large merchants. Some merchants also continue to invest in their own payment solutions, using both traditional and new technology platforms. Examples include closed-loop payment systems that are specific to a single merchant or multi-merchant solutions like the Merchant Customer Exchange, which is designed for a mobile platform and has many merchant participants. Such programs may offer unique or specialized benefits to consumers, including discounts or customized offers. If merchants are able to drive broad consumer adoption and usage, it could adversely impact our transaction volume.
All of these factors could materially and adversely affect our revenues, results of operations, prospects for future growth and overall business. Competitive and regulatory pressures on pricing could make it difficult to offset the cost of these incentives.

Certain financial institutions or merchants have exclusive, or nearly exclusive, relationships with our competitors to issue or accept payment cards, and these relationships may adversely affect our ability to maintain or increase our revenues.
Certain financial institutions or merchants have longstanding exclusive, or nearly exclusive, relationships with our competitors to issue or accept payment cards. These relationships may make it difficult or cost-prohibitive for us to conduct material amounts of business with them. In addition, these financial institutions or merchants may be more successful and may grow more quickly than our existing clients or merchants, which could put us at a competitive disadvantage and prevent us from growing our business and revenues.
Failure to maintain relationships with issuers, acquirers, merchants and account holders, and the failure of our financial institution clients or third parties to provide services on our behalf could materially and adversely affect our business.
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
As a result of the Dodd-Frank Act's changes to the network exclusivity rules, we have engaged and will continue to engage in significantly more discussions with merchants, acquirers and processors. We already engage in many co-branding efforts, in which we contract with merchants, who directly receive incentives from us. We also engage with merchants, acquirers and processors and provide incentives to promote routing preference and acceptance growth. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships.
Outside the United States, some governments only permit local providers to complete domestic processing, which prohibits us from overseeing the end-to-end processing of the transactions. Therefore, we depend on our close working relationships with our clients in these regions to effectively manage the processing of transactions involving Visa-branded cards. Our inability to oversee the end-to-end processing for cards carrying our brands in these countries may put us at a competitive disadvantage by limiting our ability to ensure the quality of the services supporting our brands.
In addition, we depend on third parties and our financial institution clients to provide various services associated with our payments network on our behalf, and to the extent that such third-party vendors or our financial institution clients fail to perform or deliver adequate services, our business and reputation could be impaired.
Negative perception of our company in the marketplace may affect our brands and reputation, which are key assets of our business.
Our brands and their attributes are key assets of our business. The ability to attract and retain account holders and financial institution clients to Visa-branded products depends highly upon the external perceptions of our company and our industry's quality of service, use and protection of account holder data, regulatory compliance, financial condition, corporate responsibility and other factors. Negative perception or publicity, particularly in light of the rapid, widespread use of social media channels, could cause damage to our brands and reputation. Our business may also be affected by actions taken by our clients or other third parties, or by circumstances that are outside of our control:

•	Our clients may take actions that we do not believe to be in the best interests of our brands, such as aggressive creditor practices.

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

Any of these factors could turn clients and consumers away from our brand and products, require us to take on additional liabilities and costs, result in greater regulatory or legislative scrutiny, and materially and adversely affect our revenues, operating results, prospects for future growth and overall business.
Unprecedented economic events in financial markets around the world have affected and are likely to continue to affect our clients, merchants and account holders, and may potentially impact our financial condition, revenues, results of operations, prospects for future growth and overall business.
The current threats to global economic growth include geopolitical instability in Russia, Ukraine, the Middle East and other oil producing countries, which could affect oil prices, economic fragility in the Eurozone and in the United States, higher interest rates hurting the housing market, sluggish job creation, political discord, spending cuts and debt defaults. While there continues to be some improvements in advanced economies, emerging economies continue to suffer with slower growth. Consumer spending continues to be impacted from consumer debt levels, elevated housing inventory, deflation, changes in savings rates, continued equity market volatility, decreased export activity, lowered government spending and additional government intervention. Furthermore, continued challenges in the credit environment, bank instability, downgrades of sovereign, bank and commercial debt, political issues affecting the handling of national debt, and the uncertainty arising from new government policies could also impact our clients, merchants and account holders.
The fragility of the current situation would be exacerbated if additional negative economic developments or crises were to arise around the world. These include defaults on government debt, exhaustion of national economic stimulus packages, significant increases in oil prices, tax increases, a significant decline in the commercial real estate market and policy missteps. Most recently, the economic situations in various countries in Europe have been particularly unstable, arising from the real prospect of debt defaults. If such defaults occur, or if the measures taken to avert such defaults create their own instability, economic turmoil is likely to result, and the impact is likely to be global and highly significant.
The volatility of the current economic environment in advanced and emerging economies and the responses by financial institutions and governments may create new risks or increase the impact of existing ones. These include the following:

•	Depressed consumer and business confidence may continue to decrease account holder spending.

•	Uncertainty and volatility in the performance of our clients' businesses may reduce the accuracy of our estimates of our revenues, rebates, incentives and realization of prepaid assets.

•	Our clients may implement cost-reduction initiatives that reduce or eliminate payment card marketing budgets or increase requests for greater incentives or reduced fees from us.

•	Our clients may decrease spending for optional or enhanced services, which could reduce account holders' desire to use these products.

•
Our clients may increase account holder fees as a cost-recovery initiative, or as a result of regulatory action, decreasing their value proposition to consumers and reducing consumers' desire to use our products.

•	Government intervention or investments in our clients may negatively affect our business in those regions with our financial institution clients.

•	Tightening of credit availability could affect the ability of participating financial institutions to lend to us under the terms of our credit facility.

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

•	Declines in stock prices or significant instability in the securities markets worldwide could cause consumer spending to decline materially.
Any of these developments could have a material adverse impact on our prospects, growth, revenue, profitability and overall business.
A decline in non-U.S. and cross-border activity and in multi-currency transactions could adversely affect our revenues and profitability, as we generate a significant portion of our revenue from such transactions.

•
We generate a significant amount of our revenues from cross-border transactions, and our clients pay us fees in connection with them. Cross-border transactions arise when the country of origin of the issuer is different from that of the merchant. Some of these cross-border transaction fees vary depending on whether the transaction currency is different than the account holder's billing currency as provided to Visa by his or her issuer.

•
In addition, Visa derives revenue from foreign currency exchange activities that result when our clients settle transactions in different currencies. A reduction in multi-currency transactions may reduce the need for foreign currency exchange activities and adversely affect our revenues. Limitations or changes in our ability to set foreign currency exchange rates for multi-currency transactions as a result of regulation, changes to tax policy, litigation, competitive pressures, reduced volatility in currency markets, or other reasons may also adversely affect our revenues.

•
Cross-border travel may be adversely affected by global geopolitical, economic, social and other conditions. These include the threat of terrorism, social or political instability, natural disasters, effects of climate change and outbreaks of flu, viruses and other diseases. The need for conversion of currencies declines as cross-border travel is impacted.

•
Moreover, if our financial institution clients decide to change practices (e.g., prohibit certain transactions or increase account holder fees associated with cross-border transactions) there could be a decline in account holder spending because the value proposition to the consumer could be reduced.

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
We indemnify issuers and acquirers for any settlement loss they suffer due to the failure of another issuer or acquirer to fund its settlement obligations in accordance with our operating regulations. In certain instances, we may indemnify issuers or acquirers even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. While the amount of our indemnification obligations has no limit, our exposure under the indemnification is restricted to the amount of unsettled Visa payment transactions at any point in time.
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
Some of our clients are considered group members under Visa's operating regulations. As a result, some of these group members have elected to limit their responsibility for settlement losses arising from the failure of their constituent financial institutions in exchange for managing their constituent financial institutions in accordance with our credit risk policy. To the extent that any settlement failure resulting from a constituent financial institution exceeds the limits established by our credit risk policy, we would have to absorb the cost of such settlement failure, which could materially and adversely affect our financial condition, operating results and cash flow.
If we cannot keep pace with rapid technological developments to provide new and innovative payment programs and services or comply with new laws and regulations, the use of our products, our revenues and net income could decline.
Rapid, significant technological changes continue to confront the payments industry. These include developments in smart cards, eCommerce, mobile, and radio frequency and proximity payment devices, such as contactless cards. We cannot predict the effect of technological changes on our business. In addition to our own initiatives and innovations, we work closely with third parties, including some potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by industry-wide standards, new laws and regulations, resistance to change from clients or merchants or third parties' intellectual property rights. If we are unable to develop new technologies and adapt to technological changes and evolving industry standards, it could materially and adversely affect the use of our products, our revenues and net income.
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
Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require because of a natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services. Because of the centrality of our processing systems to our business, any interruption or degradation could adversely affect the perception of our brands' reliability and materially reduce our revenues or operating results.

Account data breaches involving card or other data processed, stored or transmitted by third parties or by us could adversely affect our reputation and revenues.
Our clients, merchants, other service providers and we process, store or transmit account holder information in connection with Visa-branded cards and payment products. In addition, our clients may use third-party processors to process transactions generated by cards carrying our brands. Breach of the systems processing, storing or transmission of sensitive account holder data and other information could lead to fraudulent activity involving Visa-branded cards, reputational damage and claims against us. A breach may subject Visa to governmental or regulatory investigations, which could result in fines or enforcement actions against the company. If we are sued in any lawsuit in connection with any material data security breach, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices or pricing structure, any of which could have a material adverse effect on our revenues and profitability. In addition, any reputational damage resulting from an account data breach at one or more of our clients, merchants or other third parties could decrease the use and acceptance of Visa-branded cards, which could have a material adverse impact on our payments volume, revenues and future growth prospects. Finally, any data security breach could result in additional regulation, which could materially increase our compliance costs.
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
Visa Europe's exclusive license of our trademarks and technologies under the Framework Agreement gives us little ability to control and oversee Visa Europe's operations in its region. If we want to change a global rule or to implement certain changes that may be viewed as unfavorable to Visa Europe and its members, Visa Europe is not required to implement the changes unless we agree to pay for the associated implementation costs. This may result in added costs and expenses to our business. Furthermore, the licenses granted under the Framework Agreement may raise licensing, payment and associated tax treatment concerns.
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
We have granted Visa Europe a put option, which Visa Europe can exercise at any time and which would require us to purchase all outstanding capital stock from Visa Europe's members within 285 days. Given current economic conditions, the purchase price under the terms of the put option could likely be in excess of $10 billion dollars and we may need to obtain third-party financing in order to meet our obligation through the issuance of either debt or equity. An equity offering, or the payment of part of the exercise price with our stock, would dilute the ownership interests of our stockholders. See —Future sales of our class A common stock, or the end of transfer restrictions on our class B common stock, could result in dilution to holders of our existing class A common stock, which could adversely affect their rights and depress the market price of our class A common stock.
    Sufficient financing might not be available to us within that time on reasonable terms. See Note 2—Visa Europe to our consolidated financial statements included in Item 8 of this report. In addition, we are required to assess any change in the fair value of the put option on a quarterly basis and record adjustments as necessary on our consolidated statements of operations. Consequently, the adjustments affect our reported net income and earnings per share. These quarterly adjustments and their resulting impact on our reported statements of operations could be significant. The existence of these changes in the fair value of the put option could adversely affect our ability to raise capital and increase any associated costs.
If we acquire Visa Europe, we may also encounter difficulties in integrating Visa Europe's business and systems into our existing operations. If we cannot do so quickly and cost-effectively, the integration could divert the time and resources of senior management and other key resources, disrupt our current operations and adversely affect our results of operations. In addition, we would become subject to any ongoing or future regulatory disputes as a result of EU regulations that govern the operations of Visa Europe. We may also be required to assume any ongoing or future litigation involving Visa Europe.
If we cannot remain organizationally effective, we will be unable to address the opportunities and challenges presented by our strategy and the increasingly dynamic, competitive, economic and regulatory environment.
For us to remain organizationally effective, we must effectively empower and deploy our management and operational resources, and incorporate both global and local perspectives into our decisions and processes. If we fail to do so, we may be unable to expand quickly, and the results of our expansion may be unsatisfactory.
In addition, if we are unable to make decisions quickly, assess our opportunities and risks, execute our strategy, and implement new governance, managerial and organizational processes, as needed, we may not be successful in this increasingly dynamic, competitive, economic and regulatory environment.
We may be unable to attract and retain key management and other key employees.
Our employees, particularly our key management, are vital to our success. Our senior management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract, motivate and retain highly qualified employees, or failure to develop and implement a viable succession plan, could adversely affect our business and our future success.
Acquisitions, strategic investments and entries into new businesses could disrupt our business and harm our financial condition and results of operations.
Although we may continue to make strategic acquisitions or investments in complementary businesses, products or technologies, we may be unable to successfully finance, partner with or integrate them. We are also subject to the terms of the exclusive license granted to Visa Europe in most acquisitions and major investments that involve countries in Visa Europe's territory, which will impact our ability to expand or conduct business in those regions. Regulatory constraints, particularly competition regulations, may also affect the extent to which we can maximize the value of our acquisitions or investments.
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

With the evolution of technology and the opening of new market segments, we may choose to participate in areas in which we have not engaged in the past, either through acquisitions or through organic development. These include digital, eCommerce and mobile payments. Our recent entry into these businesses requires additional resources and presents an additional degree of risk, which could materially and adversely affect our financial condition and results of operations.
Future sales of our class A common stock, or the end of transfer restrictions on our class B common stock, could result in dilution to holders of our existing class A common stock, which could adversely affect their rights and depress the market price of our class A common stock.
The market price of our class A common stock could fall as a result of many factors. Under our retrospective responsibility plan, upon final resolution of our covered litigation, all class B common stock will become convertible into class A common stock. Future offerings of our class A common stock or the end of the transfer restrictions on our class B common stock would increase the number of class A common stock outstanding, which could adversely affect the market price and dilute the voting power of our existing class A common stock. The market price of our class A common stock may also suffer from the perception that such an increase in the number of class A common stock outstanding could occur in the future.
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
Since August 2008, we have paid cash dividends quarterly on our class A, B and C common stock. The payment of dividends, if any, is subject to the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that our board of directors may deem relevant. If, as a result of these factors, we cannot generate sufficient earnings and cash flows from our business, we may not be able to pay dividends to all of our stockholders. Specifically, if a dividend is declared or paid, an equivalent amount must be paid on each class or series of our common stock.

ITEM 1B.	Unresolved Staff Comments
Not applicable.

ITEM 2.	Properties
At September 30, 2014, we owned and leased approximately 3.2 million square feet of office and processing center space in 40 countries around the world, of which approximately 1.9 million square feet are owned and the remaining 1.3 million square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 0.9 million square feet, and 0.1 million square feet of office space that we lease. We also own an office building in Miami, Florida, totaling approximately 0.2 million square feet.
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
Price Range of Common Stock
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At September 30, 2014, we had 327 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in "street name" by banks and brokers. The following table sets forth the intra-day high and low sale prices for our class A common stock in each of our last eight fiscal quarters:

Fiscal 2014	High	Low
First Quarter	$222.72	$180.11
Second Quarter	$235.50	$210.52
Third Quarter	$218.16	$194.84
Fourth Quarter	$224.75	$208.21

Fiscal 2013	High	Low
First Quarter	$152.51	$134.87
Second Quarter	$170.96	$153.93
Third Quarter	$185.23	$161.27
Fourth Quarter	$200.86	$170.99
There is currently no established public trading market for our class B or class C common stock. There were 1,683 and 831 holders of record of our class B common stock and class C common stock, respectively, as of September 30, 2014.
Dividend Declaration and Policy
During the fiscal years ended September 30, 2014 and 2013, we paid the following quarterly cash dividends per share of our class A common stock (determined in the case of class B and C common stock, on an as-converted basis) to all holders of record of our class A, B and C common stock.

Fiscal 2014	Dividend Per Share
First Quarter	$0.40
Second Quarter	$0.40
Third Quarter	$0.40
Fourth Quarter	$0.40

Fiscal 2013	Dividend Per Share
First Quarter	$0.33
Second Quarter	$0.33
Third Quarter	$0.33
Fourth Quarter	$0.33
Additionally, in October 2014, our board of directors declared a quarterly cash dividend of $0.48 per share of class A common stock (determined in the case of class B and C common stock, on an as-converted basis) payable on December 2, 2014, to holders of record as of November 14, 2014 of our class A, B and C common stock.
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
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2014	957,475	$212.97	949,538	$1,603,884,208
August 1-31, 2014	2,225,318	$210.74	2,225,087	$1,134,930,868
September 1-30, 2014	11,609	$212.96	11,609	$682,458,392	(3)
Total	3,194,402	$211.42	3,186,234

(1)
Includes 8,168 shares of class A common stock withheld at an average price of $211.22 per share (per the terms of grants under the Visa 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to the trade dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

(3)
Remaining authorized funds are reduced by the fiscal 2014 cash deposit of $450 million into the litigation escrow account under the retrospective responsibility plan. See Note 3—Retrospective Responsibility Plan. In October 2014, the Company's board of directors authorized an additional $5.0 billion share repurchase program.

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2014, for the Visa 2007 Equity Incentive Compensation Plan, or the EIP, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders, except as noted in note (2) in the table below. For a description of the awards issued under the EIP, see Note 16—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Plan Category	(a) Number of shares of class A common stock issuable upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares of class A common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders	2,732,493	(1)	$92.89	39,165,266
Equity compensation plans not approved by stockholders	179,933	(2)	$47.50	—
Total	2,912,426		$90.08	39,165,266
				.

(1)
In addition to options, the EIP authorizes the issuance of restricted stock, restricted stock units, performance shares and other stock-based awards. The maximum number of shares issuable as of September 30, 2014, pursuant to outstanding restricted stock units and performance shares totals 466,733 and 518,810, respectively.

(2)
These shares may be issued upon the exercise of options issued by Visa replacing certain CyberSource options outstanding at the time of the fiscal 2010 acquisition. These options were issued under certain provisions of the EIP, which permit Visa to issue options in connection with certain acquisition transactions.

ITEM 6.	Selected Financial Data
The following table presents selected Visa Inc. financial data for fiscal 2014, 2013, 2012, 2011 and 2010. The data below should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this report.
Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2014 (1)	2013	2012 (2)	2011	2010
	(in millions, except per share data)
Operating revenues	$12,702	$11,778	$10,421	$9,188	$8,065
Operating expenses	$5,005	$4,539	$8,282	$3,732	$3,476
Operating income	$7,697	$7,239	$2,139	$5,456	$4,589
Net income attributable to Visa Inc.	$5,438	$4,980	$2,144	$3,650	$2,966
Basic earnings per share—class A common stock	$8.65	$7.61	$3.17	$5.18	$4.03
Diluted earnings per share—class A common stock	$8.62	$7.59	$3.16	$5.16	$4.01

	At September 30,
Balance Sheet Data:	2014 (1)	2013		2012 (2)	2011	2010
	(in millions, except per share data)
Total assets	$38,569	$35,956		$40,013	$34,760	$33,408
Current portion of long-term debt	$—	$—		$—	$—	$12
Current portion of accrued litigation	$1,456	$5	(1)	$4,386	$425	$631
Long-term debt	$—	$—		$—	$—	$32
Long-term accrued litigation	$—	$—		$—	$—	$66
Total equity	$27,413	$26,870		$27,630	$26,437	$25,014
Dividend declared and paid per common share	$1.60	$1.32		$0.88	$0.60	$0.50

(1)
During fiscal 2013, we made payments from the litigation escrow account totaling $4.4 billion in connection with the covered litigation. During fiscal 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Certain merchants in the settlement classes, however, have objected to the settlement and a number of merchants have filed opt-out claims. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received and deposited into the litigation escrow account.The deposit into the litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded in the second quarter of fiscal 2014. In the fourth quarter of fiscal 2014, an additional accrual of $450 million associated with these opt-out claims was recorded and payments totaling $57 million were made from the litigation escrow account reflecting settlements with a number of individual opt-out merchants, resulting in an accrued balance of $1.4 billion related to covered litigation as of September 30, 2014. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(2)
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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during fiscal 2014 reflects the impacts of a modest global economic recovery.
Financial highlights. During fiscal 2014, we recorded net income of $5.4 billion or $8.62 diluted earnings per share, an increase of 9% and 14% over the prior year, respectively. For fiscal 2014, 2013 and 2012, we recorded adjusted net income and diluted earnings per share as follows:

	Fiscal Year ended September 30,			% Change(1)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions, except percentages)
Net income, as adjusted(2)	$5,721	$4,980	$4,203	15%	18%
Diluted earnings per share, as adjusted(2)	$9.07	$7.59	$6.20	19%	23%

(1)	Figures in the tables may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Adjusted net income and diluted earnings per share in fiscal 2014 and 2012 exclude the impact of several significant items that we believe are not indicative of our operating performance, as they are either non-recurring, have no cash impact or are related to amounts covered by the retrospective responsibility plan. For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below. There were no comparable adjustments recorded during fiscal 2013.

We recorded net operating revenues of $12.7 billion for fiscal 2014, an increase of 8% over the prior year driven by continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. The general strengthening of the U.S. dollar during the year resulted in a two percentage point decline in total operating revenue growth.
Total operating expenses for fiscal 2014 were $5.0 billion, and included $450 million of litigation provision related to the interchange multidistrict litigation. Excluding this provision, adjusted operating expenses remained flat at $4.6 billion over prior year operating expenses, primarily due to a reduction in professional fees and personnel expenses, offset by continued investments in infrastructure, technology and network processing to support our global growth initiatives.
Adjusted financial results. Our financial results for fiscal 2014 and 2012 reflect the impact of several significant items that we believe are not indicative of our operating performance in the prior or future years, as they are either non-recurring, have no cash impact or are related to amounts covered by the retrospective responsibility plan. As such, we believe the presentation of adjusted financial results excluding the following amounts provides a clearer understanding of our operating performance for the periods presented.

The following tables present our adjusted financial results for fiscal 2014 and 2012. There were no comparable adjustments recorded during fiscal 2013.

	Fiscal 2014
(in millions, except for percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Net Income Attributable to Visa Inc.		Diluted Earnings Per Share (2)
As reported	$5,005	61%	$5,438		$8.62
Litigation provision(3)	(450)	4%	283	(3)	0.45
As adjusted	$4,555	64%	$5,721		$9.07
Diluted weighted-average shares outstanding, as reported					631

	Fiscal 2013
(in millions, except for percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Net Income Attributable to Visa Inc.	Diluted Earnings Per Share (2)
As reported	$4,539	61%	$4,980	$7.59
Diluted weighted-average shares outstanding, as reported				656

	Fiscal 2012
(in millions, except for percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Net Income Attributable to Visa Inc.		Diluted Earnings Per Share (2)
As reported	$8,282	21%	$2,144		$3.16
Litigation provision(3)	(4,098)	39%	2,593	(3)	3.82
Reversal of tax reserves(4)	—	—	(326)		(0.48)
Impact of deferred tax adjustment(4)	—	—	(208)		(0.31)
As adjusted	$4,184	60%	$4,203		$6.20
Diluted weighted-average shares outstanding, as reported					678

(1)	Operating margin is calculated as operating income divided by total operating revenues.

(2)	Figures in the table may not recalculate exactly due to rounding. Operating margin and diluted earnings per share figures are calculated based on unrounded numbers, not the rounded numbers presented.

(3)
During fiscal 2014 and 2012, we recorded litigation provisions of $450 million and $4.1 billion, respectively, and related tax benefits, associated with the interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Monetary liabilities from settlements of, or judgments in, the covered litigation will be paid from the litigation escrow account. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements.

(4)
During fiscal 2012, we reversed all previously recorded tax reserves and accrued interest associated with uncertainties related to the deductibility of covered litigation expense recorded in fiscal 2007 through fiscal 2011. This resulted in a non-recurring increase in net income for fiscal 2012 by $326 million. Additionally, our reported financial results benefited from a non-recurring, non-cash adjustment of $208 million related to the remeasurement of our net deferred tax liabilities attributable to changes in the California state apportionment rules. See Note 19—Income Taxes to our consolidated financial statements.

Interchange multidistrict litigation. On October 19, 2012, Visa, MasterCard, various U.S. financial institution defendants and the class plaintiffs signed a settlement agreement to resolve the class plaintiffs' claims in the interchange multidistrict litigation. On December 10, 2012, Visa paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the definitive class settlement agreement. On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs, which is subject to the adjudication of any appeals. Certain merchants in the proposed settlement classes, however, have objected to the settlement and a number of merchants have filed opt-out claims. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received on January 27, 2014, and deposited into the litigation escrow account. The deposit into the litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded in the second quarter of fiscal 2014. In the fourth quarter of fiscal 2014, we deposited $450 million of operating cash into the litigation escrow account and recorded an additional accrual of $450 million associated with the opt-out claims, resulting in an accrued litigation balance related to covered litigation of $1.4 billion at September 30, 2014. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements.
Reduction in as-converted shares. During fiscal 2014, total as-converted class A common stock was reduced by 22 million shares, at an average price of $209.15 per share, using $4.6 billion of operating cash on hand. Of the $4.6 billion, $4.1 billion was used to repurchase class A common stock in the open market. In addition, we deposited $450 million of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. The deposit has the same economic effect on earnings per share as repurchasing our class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 3—Retrospective Responsibility Plan and Note 14—Stockholders' Equity to our consolidated financial statements.
The stock repurchases and litigation escrow deposit discussed above reduced the funds from the $5.0 billion share repurchase program authorized by our board of directors in October 2013. As of September 30, 2014, the program had remaining authorized funds of $682 million. All share repurchase programs authorized prior to October 2013 have been completed. In October 2014, our board of directors authorized an additional $5.0 billion share repurchase program. See Note 14—Stockholders' Equity to our consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume growth in the United States gained momentum over the prior year, with sustained double-digit growth in consumer credit, elevated growth in consumer debit, which had been negatively impacted by the Dodd-Frank Act beginning April 1, 2012, and double-digit growth in commercial products. Nominal international payments volume growth was negatively impacted by the overall strengthening of the U.S. dollar. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the 12 months ended June 30, 2014 is 15% compared to 14% for the prior year comparable period. Continued double-digit growth in the number of processed transactions accelerated modestly over the prior year, reflecting the ongoing worldwide shift to electronic currency.

The following tables present nominal payments volume.(1)

	United States			International			Visa Inc.
	12 months ended June 30, 2014 (2)	12 months ended June 30, 2013 (2)	% Change	12 months ended June 30, 2014 (2)	12 months ended June 30, 2013 (2)	% Change	12 months ended June 30, 2014 (2)	12 months ended June 30, 2013 (2)	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$872	$786	11%	$1,600	$1,498	7%	$2,471	$2,284	8%
Consumer debit(3)	1,127	1,046	8%	454	392	16%	1,581	1,438	10%
Commercial(4)	370	334	11%	145	140	3%	515	474	9%
Total nominal payments volume	$2,369	$2,167	9%	$2,198	$2,030	8%	$4,567	$4,196	9%
Cash volume	468	446	5%	2,122	2,083	2%	2,590	2,529	2%
Total nominal volume(5)	$2,837	$2,613	9%	$4,320	$4,113	5%	$7,157	$6,726	6%

	United States			International			Visa Inc.
	12 months ended June 30, 2013 (2)	12 months ended June 30, 2012 (2)	% Change	12 months ended June 30, 2013 (2)	12 months ended June 30, 2012 (2)	% Change	12 months ended June 30, 2013 (2)	12 months ended June 30, 2012 (2)	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$786	$710	11%	$1,498	$1,374	9%	$2,284	$2,085	10%
Consumer debit(3)	1,046	1,045	—%	392	329	19%	1,438	1,375	5%
Commercial(4)	334	311	8%	140	130	8%	474	440	8%
Total nominal payments volume	$2,167	$2,066	5%	$2,030	$1,833	11%	$4,196	$3,900	8%
Cash volume	446	437	2%	2,083	1,920	8%	2,529	2,357	7%
Total nominal volume(5)	$2,613	$2,503	4%	$4,113	$3,754	10%	$6,726	$6,257	7%
The following table presents nominal and constant payments volume growth.(1)

	International				Visa Inc.
	12 months ended June 30, 2014 vs 2013		12 months ended June 30, 2013 vs 2012		12 months ended June 30, 2014 vs 2013		12 months ended June 30, 2013 vs 2012
	Nominal(2)	Constant(6)	Nominal(2)	Constant(6)	Nominal(2)	Constant(6)	Nominal(2)	Constant(6)
Payments volume growth
Consumer credit	7%	13%	9%	12%	8%	12%	10%	12%
Consumer debit(3)	16%	24%	19%	24%	10%	12%	5%	5%
Commercial(4)	3%	10%	8%	11%	9%	11%	8%	8%
Total payments volume growth	8%	15%	11%	14%	9%	12%	8%	9%
Cash volume growth	2%	9%	8%	12%	2%	8%	7%	10%
Total volume growth	5%	12%	10%	13%	6%	11%	7%	9%

(1)	Figures in the tables may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the twelve months ended September 30, 2014, 2013 and 2012, were based on nominal payments volume reported by our financial institution clients for the twelve months ended June 30, 2014, 2013 and 2012, respectively.

(3)	Includes prepaid volume.

(4)	Includes large, middle and small business credit and debit, as well as prepaid volume.

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

(6)	Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The table below provides the number of transactions processed by our VisaNet system, and billable transactions processed by CyberSource's network during the fiscal periods presented.(1)

	2014	2013	2012	2014 vs. 2013 % Change	2013 vs. 2012 % Change
	(in millions, except percentages)
Visa processed transactions(2)	64,944	58,472	53,324	11%	10%
CyberSource billable transactions(3)	7,549	6,533	5,182	16%	26%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Represents transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.

(3)	Transactions include, but are not limited to, authorization, settlement payments network connectivity, fraud management, payment security management, tax services and delivery address verification.
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
Data processing revenues are earned for authorization, clearing, settlement, network access and other maintenance and support services that facilitate transaction and information processing among our clients globally and with Visa Europe. Data processing revenues are also earned for transactions processed by CyberSource's online payment gateway platform. Data processing revenues are recognized in the same period the related transactions occur or services are rendered.
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
Operating Expenses
Personnel includes salaries, employee benefits, incentive compensation, share-based compensation and contractor expense.
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
General and administrative mainly consists of facilities costs, travel activities, foreign exchange gains and losses and other corporate expenses in support of our business.
Litigation provision is an estimate of litigation expense and is based on management's understanding of our litigation profile, the specifics of the cases, advice of counsel to the extent appropriate and management's best estimate of incurred loss as of the balance sheet date.
Non-operating Income
Non-operating income mainly includes income, gains and losses earned on investments, accrued interest and penalties related to reserves for uncertain tax positions and the change in the fair value of the Visa Europe put option.
Visa Inc. Fiscal 2014, 2013 and 2012
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

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in millions, except percentages)
United States	$6,847	$6,379	$5,720	$468	$659	7%	12%
International	5,629	5,177	4,478	452	699	9%	16%
Visa Europe	226	222	223	4	(1)	2%	—%
Total operating revenues	$12,702	$11,778	$10,421	$924	$1,357	8%	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

The increase in operating revenues mainly reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. These benefits were partially offset by increases in client incentives. Overall revenue growth decreased in fiscal 2014 compared to prior year due to the negative impact of lower foreign currency exchange volatility on international transaction revenues and the general strengthening of the U.S. dollar in fiscal 2014, combined with the absence of pricing modifications that benefited fiscal 2013.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in fiscal 2014, as partially mitigated by our hedging program, resulted in an overall decline of about two percentage points in total operating revenue growth compared to fiscal 2013. While we expect our hedging program to continue to mitigate this risk during fiscal 2015, a general strengthening of the U.S. dollar is expected to reduce total operating revenue growth by about two percentage points for fiscal 2015, net of offsetting hedges. See Note 12—Derivative Financial Instruments to our consolidated financial statements.
The following table sets forth the components of our total operating revenues.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in millions, except percentages)
Service revenues	$5,797	$5,352	$4,872	$445	$480	8%	10%
Data processing revenues	5,167	4,642	3,975	525	667	11%	17%
International transaction revenues	3,560	3,389	3,025	171	364	5%	12%
Other revenues	770	716	704	54	12	7%	2%
Client incentives	(2,592)	(2,321)	(2,155)	(271)	(166)	12%	8%
Total operating revenues	$12,702	$11,778	$10,421	$924	$1,357	8%	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased in fiscal 2014 and 2013 primarily due to 9% and 8% growth in nominal payments volume, respectively.

•
Data processing revenues increased in fiscal 2014 and 2013 due to overall growth in processed transactions of 11% and 10%, respectively. Fiscal 2013 also benefited from the full-year impact of pricing modifications that became effective in the third quarter of fiscal 2012 as part of our strategy to mitigate the impacts from the Dodd-Frank Act.

•
International transaction revenues increased in fiscal 2014 and 2013 primarily reflecting 8% and 10% growth in nominal cross-border payments volume, respectively. The fiscal 2014 growth in international transaction revenues was slower than the growth in nominal cross-border payments volume for the comparable period mainly due to lower volatility in a broad range of currencies.

•	Other revenues increased in fiscal 2014 and 2013 due to an increase in license fees as well as increases in optional service or product enhancements.

•
Client incentives increased in fiscal 2014 and 2013, reflecting incentives incurred on long-term client contracts that were initiated or renewed during fiscal 2014 and 2013, as well as overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be in the range of 17.5% to 18.5% for the full 2015 fiscal year.

Operating Expenses
The following table sets forth the components of our total operating expenses.

	Fiscal Year ended September 30,			$ Change		% Change(1)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in millions, except percentages)
Personnel	$1,875	$1,932	$1,726	$(57)	$206	(3)%	12%
Marketing	900	876	873	24	3	3%	—%
Network and processing	507	468	414	39	54	8%	13%
Professional fees	328	412	385	(84)	27	(20)%	7%
Depreciation and amortization	435	397	333	38	64	10%	19%
General and administrative	507	451	451	56	—	12%	—%
Litigation provision	453	3	4,100	450	(4,097)	NM	NM
Total operating expenses(2)	$5,005	$4,539	$8,282	$466	$(3,743)	10%	(45)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Excluding the litigation provisions of $450 million recorded in fiscal 2014 and $4.1 billion recorded in fiscal 2012 associated with litigation covered by the retrospective responsibility plan, operating expenses for fiscal 2014 and 2012 were $4.6 billion and $4.2 billion, respectively. On an adjusted basis, the percentage change of fiscal 2014 over fiscal 2013 is flat and fiscal 2013 over fiscal 2012 is an increase of 8%.

•
Personnel decreased in fiscal 2014 mainly due to lower incentive compensation and severance charges, reductions in our net periodic pension cost and the absence of one-time share-based compensation expenses previously recognized in fiscal 2013. These decreases were partially offset by a continued increase in headcount throughout the organization reflecting our strategy to invest for future growth. The increase in fiscal 2013 is primarily due to increases in headcount and higher severance charges as a result of organizational restructuring that aligns with our strategic priorities.

•
Marketing increased in fiscal 2014 mainly due to elevated spend supporting the 2014 Sochi Winter Olympics and the 2014 FIFA World Cup campaigns, combined with increased spend in the second half of the year to support our growth strategies and new product initiatives, such as Visa Checkout. Marketing in fiscal 2013 remained relatively flat compared to fiscal 2012 reflecting strategies to promote our products in each of those years and spend on specific campaigns, such as the 2013 FIFA Confederation Cup and preparation for the 2014 Sochi Winter Olympics in fiscal 2013 and the 2012 London Summer Olympics in fiscal 2012.

•	Network and processing in fiscal 2014 and 2013 increased mainly due to continued technology and processing network investments to support growth.

•	Professional fees decreased in fiscal 2014 mainly due to the absence of certain project costs incurred in fiscal 2013 as part of our effort to align resources with our strategic priorities.

•
Depreciation and amortization increased in fiscal 2014 and 2013, primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our digital solutions and core business initiatives.

•
General and administrative increased in fiscal 2014 mainly due to facilities costs and other corporate expenses in support of our business growth and the disposal of obsolete technology assets, partially offset by a decrease in travel activities. General and administrative remained flat in fiscal 2013 compared to fiscal 2012.

•
Litigation provision in fiscal 2014 and 2012 reflects $450 million and $4.1 billion accruals, respectively, related to the covered litigation. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements.

Non-operating Income
Non-operating income in fiscal 2014 of $27 million increased from $18 million in fiscal 2013 primarily due to the absence of a $15 million other-than-temporary impairment loss recognized during fiscal 2013. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements. The decrease in fiscal 2013 from $68 million in fiscal 2012 was primarily due to the reversal in fiscal 2012 of previously accrued interest expense associated with tax reserves for uncertainties related to the deductibility of covered litigation expense. See Note 19—Income Taxes and Note 20—Legal Matters to our consolidated financial statements.
Effective Income Tax Rate
The effective income tax rate of 30% in fiscal 2014 differs from the effective income tax rate of 31% in fiscal 2013 mainly due to:

•
a $264 million tax benefit related to a deduction for U.S. domestic production activities, of which $191 million related to prior fiscal years, as a result of the completion of a study in the second quarter of fiscal 2014; and

•	the absence of the following in fiscal 2014:

•	a tax benefit recognized in fiscal 2013 as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•	certain foreign tax credit benefits related to prior years recognized in fiscal 2013.
The effective income tax rate of 31% in fiscal 2013 differs from the effective income tax rate of 3% in fiscal 2012 mainly due to:

•	the aforementioned tax benefit recognized in fiscal 2013 as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012;

•	certain foreign tax credit benefits related to prior years recognized in fiscal 2013, as mentioned above; and

•	the absence of the following in fiscal 2013:

•	the fiscal 2012 reversal of previously recorded tax reserves associated with uncertainties related to the deductibility of covered litigation expense;

•	a fiscal 2012 one-time, non-cash benefit from the remeasurement of existing net deferred tax liabilities due to the changes in California apportionment rules adopted in that year; and

•	the effect of applying the aforementioned fiscal 2012 tax benefits to a fiscal 2012 pre-tax income that was reduced by the $4.1 billion covered litigation provision.

Adjusted effective income tax rate for fiscal 2012. Our financial results for fiscal 2012 reflected the impact of several significant items that we believe are not indicative of our operating performance in that or future years, as they were either non-recurring, had no cash impact or were related to amounts covered by the retrospective responsibility plan. As such, we have presented our fiscal 2012 adjusted effective income tax rate in the table below, which we believe provides a clearer understanding of our operating performance for the fiscal year. Our adjusted effective income tax rate for fiscal 2012 excludes: the reversal of previously recorded tax reserves and accrued interest associated with uncertainties related to the deductibility of covered litigation expense; additional covered litigation provision recorded; and a one-time, non-cash benefit from the remeasurement of existing net deferred tax liabilities attributable to changes in the California state apportionment rules.

	Fiscal Year Ended September 30, 2012
	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate
	(in millions, except for percentages)
As reported	$2,207	$65	3%
Reversal of tax reserves	(43)	283
Litigation provision	4,098	1,505
Remeasurement of net deferred tax liabilities	—	208
Adjusted	$6,262	$2,061	33%

We expect our effective tax rate for the full 2015 fiscal year to be in the low 30s.
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
The objectives of our treasury policies are to:

•	provide adequate liquidity to cover operating expenditures and liquidity contingency scenarios;

•	ensure timely completion of payments settlement activities;

•	ensure payments on required litigation settlements;

•	make planned capital investments in our business;

•	pay dividends and repurchase our shares at the discretion of our board of directors; and

•	optimize income earned by investing excess cash in securities that enable us to meet our working capital and liquidity needs.
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
Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	2014	2013	2012
	(in millions)
Total cash provided by (used in):
Operating activities	$7,205	$3,022	$5,009
Investing activities	(941)	(1,164)	(2,414)
Financing activities	(6,478)	(1,746)	(2,655)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	7
(Decrease) increase in cash and cash equivalents	$(215)	$112	$(53)
Operating activities. Reported cash provided by operating activities in fiscal 2014 and 2013 was significantly impacted by cash flows related to the interchange multidistrict litigation, including:

•	the return of $1.1 billion in takedown payments in fiscal 2014 and related increase of $368 million in income taxes paid; and

•	payments of $4.4 billion made in fiscal 2013 from the litigation escrow account and a related decrease of $1.5 billion in overall income taxes paid.
The cash inflows and outflows related to the litigation escrow account are also reflected as offsetting cash flows within financing activities for their respective years as they are covered by the retrospective responsibility plan.
Absent the above impacts, cash provided by operating activities increased in both fiscal 2014 and 2013 to approximately $6.5 billion and $5.9 billion, respectively, reflecting growth in total operating revenues in both years. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements. We believe that cash flow generated from operating activities will be more than sufficient to meet our ongoing operational needs.
Investing activities. Cash used in investing activities was lower during fiscal 2014 compared to the prior year, reflecting a decrease in purchases of available-for-sale investment securities, offset by a decrease in proceeds received from maturities and sales of available-for-sale investment securities. We also used cash on hand to acquire a business in which we previously held a minority interest ownership. Cash used in investing activities was lower during fiscal 2013 compared to fiscal 2012, reflecting a decrease in purchases of available-for-sale investment securities, combined with greater proceeds received from maturities and sales of available-for-sale investment securities. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements.
Financing activities. Reported financing activities reflect significant cash flows in connection with the interchange multidistrict litigation that offset the impacts discussed above under operating activities as they are covered by the retrospective responsibility plan. Additionally, reported financing activities include deposits into the litigation escrow account of $450 million and $1.7 billion in fiscal 2014 and 2012, respectively. Absent all of the above impacts, which are related to the interchange litigation, cash used in financing activities was $5.0 billion, $6.1 billion and $940 million in fiscal 2014, 2013 and 2012, respectively. The decrease in fiscal 2014 and increase in fiscal 2013 are primarily due to changes in cash used to repurchase shares of our class A common stock in the open market. See Note 3—Retrospective Responsibility Plan, Note 14—Stockholders' Equity and Note 20—Legal Matters to our consolidated financial statements.
Sources of Liquidity
Our primary sources of liquidity are cash on hand, cash flow from our operations, our investment portfolio and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents and short-term or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings, and the return that these holdings provide. We believe that cash flow generated from operations, in conjunction with access to our other sources of liquidity, will be more than sufficient to meet our ongoing operational needs.
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $5.5 billion at September 30, 2014. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. taxes on the amount of undistributed earnings in those subsidiaries. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued U.S. income tax provision in our financial results related to approximately $5.0 billion of undistributed earnings included in these funds. The amount of income taxes that would have resulted had such earnings been repatriated is not practicably determinable.
Available-for-sale investment securities. Our investment portfolio is designed to invest excess cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio primarily consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The majority of these investments, $3.0 billion, are classified as non-current as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under the program at September 30, 2014. See Note 9—Debt to our consolidated financial statements.
Credit facility. On January 29, 2014, we entered into an unsecured $3.0 billion revolving credit facility. The credit facility, which expires on January 28, 2015, replaced our previous $3.0 billion credit facility, which terminated on January 29, 2014. The new credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under either facility and we were in compliance with all related covenants during the year ended September 30, 2014. See Note 9—Debt to our consolidated financial statements.
Universal shelf registration statement. In July 2012, we filed a registration statement with the SEC using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. This registration statement expires in July 2015.

Litigation escrow account. Pursuant to the terms of the retrospective responsibility plan, we maintain a litigation escrow account from which monetary liabilities from settlements of, or judgments in, the covered litigation will be payable. When we fund the litigation escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements. The balance in this account at September 30, 2014, was $1.5 billion and is reflected as restricted cash in our consolidated balance sheet. As these funds are restricted for the sole purpose of making payments related to the covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs.
Credit Ratings
At September 30, 2014, our credit ratings by Standard and Poor’s and Moody’s were as follows:

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
Uses of Liquidity
Payments settlement. Payments settlement due from and to our financial institution clients can represent a substantial daily liquidity requirement. U.S. dollar settlements are typically settled within the same day and do not result in a net receivable or payable balance, while settlement currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. During fiscal 2014, we were not required to fund settlement-related working capital. Our average daily net settlement position was a payable of $261 million.
Covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the covered litigation. As noted above, monetary liabilities from settlements of, or judgments in, the covered litigation are payable from the litigation escrow account. During fiscal 2013, we made $4.4 billion in covered litigation payments that were funded from the litigation escrow account, of which, $4.0 billion was paid into a settlement fund established pursuant to the definitive class settlement agreement in the interchange multidistrict litigation. On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs, which is subject to the adjudication of any appeals. Certain merchants in the settlement classes, however, have objected to the settlement and a number of merchants have filed opt-out claims. Takedown payments of approximately $1.1 billion related to the opt-out merchants was received in January 2014, and deposited into the litigation escrow account. Receipt of the takedown payments increases our current taxable income by approximately $1.1 billion, and income tax payable by about $368 million, which was fully paid by the end of fiscal 2014. At September 30, 2014, the litigation escrow account had an available balance of $1.5 billion. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements.
Other litigation. Judgments in and settlements of litigation, other than the covered litigation, could give rise to future liquidity needs.
Reduction in as-converted shares. During fiscal 2014, total as-converted class A common stock was reduced by 22 million shares, at an average price of $209.15 per share, using $4.6 billion of operating cash on hand. Of the $4.6 billion, $4.1 billion was used to repurchase class A common stock in the open market. In addition, we deposited $450 million of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. The deposit has the same economic effect on earnings per share as repurchasing our class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 3—Retrospective Responsibility Plan and Note 14—Stockholders' Equity to our consolidated financial statements.

The stock repurchases and litigation escrow deposit discussed above reduced the funds from the $5.0 billion share repurchase program authorized by our board of directors in October 2013. As of September 30, 2014, the program had remaining authorized funds of $682 million. All share repurchase programs authorized prior to October 2013 have been completed. In October 2014, our board of directors authorized an additional $5.0 billion share repurchase program. See Note 14—Stockholders' Equity to our consolidated financial statements.
Dividends. During fiscal 2014, we paid $1.0 billion in dividends. In October 2014, our board of directors declared a quarterly dividend in the aggregate amount of $0.48 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $297 million in connection with this dividend on December 2, 2014. See Note 14—Stockholders' Equity to our consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Classes of B and C common stock will share ratably on an as-converted basis in such future dividends.
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
The fair value of the put option represents the value of Visa Europe's option, which, under certain conditions, could obligate us to purchase its member equity interest for an amount above fair value. At September 30, 2014, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at September 30, 2014, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $10 billion. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe's adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.
Given the perpetual nature of the put option and the various economic conditions which could be present at the time of exercise, our ultimate obligation in the event of exercise cannot be reliably estimated. The following table calculates our total obligation assuming, for illustrative purposes only, a range of P/E ratios for Visa Inc. and assuming that Visa Europe demonstrates $500 million of adjusted sustainable income at the date of exercise. The $500 million of assumed adjusted sustainable income provided below is for illustrative purposes only. This does not represent an estimate of the amount of adjusted sustainable income Visa Europe would have been able to demonstrate at September 30, 2014, or will be able to demonstrate at any point in time in the future. Should Visa Europe elect to exercise its option, we believe it is likely that it will implement changes in its business operations to move to a for-profit model in order to maximize its adjusted sustainable income and, as a result, to increase the purchase price. The table also provides the amount of increase or decrease in the payout, assuming the same range of estimated P/E ratios, for each $100 million of adjusted sustainable income above or below the assumed $500 million demonstrated at the time of exercise. At September 30, 2014, our estimated long-term P/E ratio was 16.9x and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 1.9x. At September 30, 2014, the spot P/E ratio was 20.6x and the spot P/E differential, the difference between this ratio and the estimated spot ratio applicable to Visa Europe, was 2.0x. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future.

Visa Inc’s Forward Price-to-Earnings Ratio	Payout Assuming Adjusted Sustainable Income of $500 million(1)	Increase/Decrease in Payout for Each $100 million of Adjusted Sustainable Income Above/Below $500 million
	(in millions)	(in millions)
25	$12,500	$2,500
20	$10,000	$2,000
15	$7,500	$1,500

(1)	Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $10 billion.
Pension and other postretirement benefits. We sponsor various qualified and non-qualified defined benefit pension plans that generally provide benefits based on years of service, age and eligible compensation. We also sponsor a postretirement benefit plan that provides postretirement medical benefits for retirees and dependents upon meeting minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under the Employee Retirement Income Security Act. Our non-qualified pension and other postretirement benefit plans are funded on a current basis. We typically fund our qualified pension plan in September of each year. In fiscal 2014, 2013 and 2012, we made contributions to our pension and other postretirement plans of $14 million, $4 million, and $88 million, respectively. The lower contributions in fiscal 2014 and 2013, as compared to fiscal 2012, were driven by a higher-than-expected rate of return on our plan assets and an increase in the discount rate. In fiscal 2015, given current projections and assumptions, we anticipate funding our defined benefit pension plans and other postretirement plan by approximately $10 million. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets, and related tax consequences. See Note 10—Pension, Postretirement and Other Benefits to our consolidated financial statements.
Capital expenditures. Our capital expenditures increased during fiscal 2014 due to investments in technology, infrastructure and growth initiatives. We expect to continue investing in technology assets and payments system infrastructure to support our digital solutions and core business initiatives.
Acquisitions. During fiscal 2014, we acquired a business in which we previously held a minority interest using $134 million of cash on hand. This amount primarily reflects the purchase price of $170 million less cash received. The acquisition extends our processing capabilities internationally. There were no material acquisitions during fiscal 2013 and 2012.
Fair Value Measurements—Financial Instruments
The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2014, our financial instruments measured at fair value on a recurring basis included approximately $7.3 billion of assets and $151 million of liabilities. Of these instruments, $152 million had significant unobservable inputs, including the Visa Europe put option liability of $145 million, and $7 million of auction rate securities. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily comprised of guarantees and indemnifications. Visa has no off-balance sheet debt, other than lease and purchase order commitments, as discussed below and reflected in our contractual obligations table.
Indemnifications
We indemnify our financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our operating regulations. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain global credit settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 11—Settlement Guarantee Management to our consolidated financial statements.
In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material, expected or contractually committed future obligation as of September 30, 2014. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase orders(1)	$832	$165	$41	$—	$1,038
Leases(2)	76	97	62	118	353
Client incentives(3)	3,444	4,613	2,875	1,487	12,419
Marketing and sponsorship(4)	83	125	120	130	458
Dividends(5)	297	—	—	—	297
Total(6,7,8)	$4,732	$5,000	$3,098	$1,735	$14,565

(1)
Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased and fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)	Includes operating leases for premises, equipment and software licenses, which range in terms from one to eighteen years.

(3)
Represents future cash payments for long-term contracts with financial institution clients and other business partners for various programs designed to build payments volume, increase Visa-branded card and product acceptance and win merchant routing transactions over our network. These agreements, which range in terms from one to fifteen years, can provide card issuance and/or conversion support, volume/growth targets and marketing and program support based on specific performance requirements. Payments under these agreements will generally be offset by revenues earned from higher corresponding payments and transaction volumes. These payment amounts are estimates and will change based on client performance, amendments to existing contracts or execution of new contracts. Related amounts disclosed in Note 17—Commitments and Contingencies to our consolidated financial statements represent the associated expected reduction of revenue related to these agreements that we estimate we will record.

(4)
Visa is a party to contractual sponsorship agreements ranging from approximately two to sixteen years. These contracts are designed to increase Visa brand recognition, drive Visa-branded product usage, and differentiate Visa against competition. Over the life of these contracts, Visa is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa has an obligation to spend certain minimum amounts for advertising and marketing promotion over the life of the contract. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent.

(5)
Includes expected dividend amount of $297 million as dividends were declared in October 2014 and will be paid on December 2, 2014 to all holders of record of Visa's common stock as of November 14, 2014.

(6)
We have liabilities for uncertain tax positions of $855 million. At September 30, 2014, we had also accrued $39 million of interest and $5 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements, if any, associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(7)
Visa granted a perpetual put option to Visa Europe, which if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Due to the perpetual nature of the instrument and the various economic conditions, which could exist when the put is exercised, the ultimate amount and timing of Visa's obligation, if any, cannot be reliably estimated. Therefore, no amounts related to this obligation have been included in the table. However, given the current economic conditions and circumstances under which Visa Europe could exercise its option, the purchase price under the terms of the put option would likely be in excess of $10 billion. The fair value of the Visa Europe put option itself totaling $145 million at September 30, 2014 has also been excluded from this table as it does not represent the amount, or an estimate of the amount, of Visa's obligation in the event of exercise. See the Liquidity and Capital Resources and Critical Accounting Estimates sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2—Visa Europe to our consolidated financial statements.

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
Impact if actual results differ from assumptions. If our clients' actual performance or recoverable cash flows are not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2014, client incentives represented 17% of gross operating revenues.
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
The fair value of Visa Europe's option was estimated to be approximately $145 million at September 30, 2014. While the put option is in fact non-transferable, this amount, recorded in our financial statements, represents our estimate of the amount we would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction. The fair value of the put option is computed by comparing the estimated strike price, under the terms of the put agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is defined as the estimated amount a third-party market participant might pay in an arm's length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe will never exercise its option.
While this amount represents the fair value of the put option at September 30, 2014, it does not represent the actual purchase price that we may be required to pay if the option is exercised. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $10 billion. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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
Impact if actual results differ from assumptions. In the determination of the fair value of the put option at September 30, 2014, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of approximately 1.9x. The use of a probability of exercise that is 5% higher than our estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option. The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities in our consolidated balance sheet at September 30, 2014. Classification in current liabilities is not an indication of management's expectation of exercise and simply reflects the fact that this obligation could become payable within 12 months.
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
Our retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the covered litigation. The plan's mechanisms include the use of the litigation escrow account. The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. In fiscal 2014, we recorded litigation accruals totaling $1.5 billion for covered litigation, reflecting $1.1 billion of take-down payments received and an additional provision of $450 million. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements.
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

Impact if actual results differ from assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we have recorded, and we were unable to realize this benefit, it could have a material adverse effect on our financial results and cash flows.

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
The aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $1.3 billion at September 30, 2014 and 2013. The aggregate notional amount outstanding at September 30, 2014 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. The effect of a hypothetical 10% change in the value of the U.S. dollar is estimated to create an additional fair value gain or loss of approximately $90 million on our foreign currency forward contracts outstanding at September 30, 2014. See Note 1—Summary of Significant Accounting Policies and Note 12—Derivative Financial Instruments to our consolidated financial statements.
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
The fair value balances of our fixed-rate investment securities at September 30, 2014 and 2013 were $3.0 billion and $3.5 billion, respectively. A hypothetical 100 basis point increase or decrease in interest rates would create an estimated change in fair value of approximately $32 million on our fixed-rate investment securities at September 30, 2014. The fair value balances of our adjustable-rate debt securities were $1.9 billion and $1.1 billion at September 30, 2014 and 2013, respectively.
Visa Europe Put Option
We have a liability related to the put option with Visa Europe, which is recorded at fair value at September 30, 2014. We are required to assess the fair value of the put option on a quarterly basis, and record adjustments as necessary. In the determination of the fair value of the put option at September 30, 2014, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 1.9x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option. See Liquidity and Capital Resources and Critical Accounting Estimates above.
Pension Plan Risk
At September 30, 2014 and 2013, our U.S. defined benefit pension plan assets were $1.1 billion, and projected benefit obligations were $983 million and $897 million, respectively. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plan for fiscal 2015, if any, which would be made in September 2015.

ITEM 8.	Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Visa Inc.:
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2014. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
November 20, 2014

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
	(in millions, except par value data)
Assets
Cash and cash equivalents	$1,971	$2,186
Restricted cash—litigation escrow (Note 3)	1,498	49
Investment securities (Note 4):
Trading	69	75
Available-for-sale	1,910	1,994
Income tax receivable (Note 19)	91	142
Settlement receivable	786	799
Accounts receivable	822	761
Customer collateral (Note 11)	961	866
Current portion of client incentives	210	282
Deferred tax assets (Note 19)	1,028	481
Prepaid expenses and other current assets (Note 5)	216	187
Total current assets	9,562	7,822
Investment securities, available-for-sale (Note 4)	3,015	2,760
Client incentives	81	89
Property, equipment and technology, net (Note 6)	1,892	1,732
Other assets (Note 5)	855	521
Intangible assets, net (Note 7)	11,411	11,351
Goodwill (Note 7)	11,753	11,681
Total assets	$38,569	$35,956
Liabilities
Accounts payable	$147	$184
Settlement payable	1,332	1,225
Customer collateral (Note 11)	961	866
Accrued compensation and benefits	450	523
Client incentives	1,036	919
Accrued liabilities (Note 8)	624	613
Accrued litigation (Note 20)	1,456	5
Total current liabilities	6,006	4,335
Deferred tax liabilities (Note 19)	4,145	4,149
Other liabilities (Note 8)	1,005	602
Total liabilities	11,156	9,086
Commitments and contingencies (Note 17)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2014	September 30, 2013
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 495 and 508 shares issued and outstanding at September 30, 2014 and 2013, respectively (Note 14)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2014 and 2013 (Note 14)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 22 and 27 shares issued and outstanding at September 30, 2014 and 2013, respectively (Note 14)	—	—
Additional paid-in capital	18,299	18,875
Accumulated income	9,131	7,974
Accumulated other comprehensive (loss) income, net:
Investment securities, available-for-sale	31	59
Defined benefit pension and other postretirement plans	(84)	(60)
Derivative instruments classified as cash flow hedges	38	23
Foreign currency translation adjustments	(2)	(1)
Total accumulated other comprehensive (loss) income, net	(17)	21
Total equity	27,413	26,870
Total liabilities and equity	$38,569	$35,956

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2014	2013	2012
	(in millions, except per share data)
Operating Revenues
Service revenues	$5,797	$5,352	$4,872
Data processing revenues	5,167	4,642	3,975
International transaction revenues	3,560	3,389	3,025
Other revenues	770	716	704
Client incentives	(2,592)	(2,321)	(2,155)
Total operating revenues	12,702	11,778	10,421
Operating Expenses
Personnel	1,875	1,932	1,726
Marketing	900	876	873
Network and processing	507	468	414
Professional fees	328	412	385
Depreciation and amortization	435	397	333
General and administrative	507	451	451
Litigation provision (Note 20)	453	3	4,100
Total operating expenses	5,005	4,539	8,282
Operating income	7,697	7,239	2,139
Non-operating income	27	18	68
Income before income taxes	7,724	7,257	2,207
Income tax provision (Note 19)	2,286	2,277	65
Net income including non-controlling interest	5,438	4,980	2,142
Loss attributable to non-controlling interest	—	—	2
Net income attributable to Visa Inc.	$5,438	$4,980	$2,144

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended September 30,
	2014	2013	2012
	(in millions, except per share data)
Basic earnings per share (Note 15)
Class A common stock	$8.65	$7.61	$3.17
Class B common stock	$3.63	$3.20	$1.40
Class C common stock	$8.65	$7.61	$3.17
Basic weighted-average shares outstanding (Note 15)
Class A common stock	498	520	524
Class B common stock	245	245	245
Class C common stock	26	28	41
Diluted earnings per share (Note 15)
Class A common stock	$8.62	$7.59	$3.16
Class B common stock	$3.62	$3.19	$1.39
Class C common stock	$8.62	$7.59	$3.16
Diluted weighted-average shares outstanding (Note 15)
Class A common stock	631	656	678
Class B common stock	245	245	245
Class C common stock	26	28	41

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2014	2013	2012
	(in millions)
Net income including non-controlling interest	$5,438	$4,980	$2,142
Other comprehensive (loss) income, net of tax:
Investment securities, available-for-sale:
Net unrealized (loss) gain	(44)	88	4
Income tax effect	17	(33)	(1)
Reclassification adjustment for net (gain) loss realized in net income including non-controlling interest	(1)	1	—
Income tax effect	—	—	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial (loss) gain and prior service credit	(27)	187	(23)
Income tax effect	8	(70)	9
Amortization of actuarial (gain) loss and prior service credit realized in net income including non-controlling interest	(8)	16	23
Income tax effect	3	(7)	(9)
Derivative instruments classified as cash flow hedges:
Net unrealized gain	65	39	3
Income tax effect	(13)	(6)	(1)
Reclassification adjustment for net gain realized in net income including non-controlling interest	(46)	(29)	(14)
Income tax effect	9	6	7
Foreign currency translation adjustments	(1)	—	7
Other comprehensive (loss) income, net of tax	(38)	192	5
Comprehensive income including non-controlling interest	5,400	5,172	2,147
Comprehensive loss attributable to non-controlling interest	—	—	2
Comprehensive income attributable to Visa Inc.	$5,400	$5,172	$2,149

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock			Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2011	520	245	47	$19,907	$6,706	$(176)	$—	$26,437
Net income attributable to Visa Inc.					2,144			2,144
Loss attributable to non-controlling interest							(2)	(2)
Other comprehensive income, net of tax						5		5
Comprehensive income including non-controlling interest								2,147
Issuance of restricted stock awards	1							—
Conversion of class C common stock upon sale into public market	16		(16)					—
Share-based compensation (Note 16)				147				147
Excess tax benefit for share-based compensation				71				71
Cash proceeds from exercise of stock options	4			174				174
Restricted stock and performance-based shares settled in cash for taxes(1)	—			(40)				(40)
Cash dividends declared and paid, at a quarterly amount of $0.22 per as-converted share					(595)			(595)
Repurchase of class A common stock	(6)			(264)	(446)			(710)
Purchase of non-controlling interest				(3)			2	(1)
Balance as of September 30, 2012	535	245	31	$19,992	$7,809	$(171)	$—	$27,630

(1) Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock			Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2012	535	245	31	$19,992	$7,809	$(171)	$—	$27,630
Net income attributable to Visa Inc.					4,980			4,980
Other comprehensive income, net of tax						192		192
Comprehensive income including non-controlling interest								5,172
Issuance of restricted stock awards	1							—
Conversion of class C common stock upon sale into public market	4		(4)					—
Share-based compensation (Note 16)				179				179
Excess tax benefit for share-based compensation				74				74
Cash proceeds from exercise of stock options	1			108				108
Restricted stock and performance-based shares settled in cash for taxes (1)	—			(64)				(64)
Cash dividends declared and paid, at a quarterly amount of $0.33 per as-converted share					(864)			(864)
Repurchase of class A common stock (Note 14)	(33)			(1,414)	(3,951)			(5,365)
Balance as of September 30, 2013	508	245	27	$18,875	$7,974	$21	$—	$26,870

(1) Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock			Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2013	508	245	27	$18,875	$7,974	$21	$—	$26,870
Net income attributable to Visa Inc.					5,438			5,438
Other comprehensive loss, net of tax						(38)		(38)
Comprehensive income including non-controlling interest								5,400
Issuance of restricted stock awards	1							—
Conversion of class C common stock upon sale into public market	5		(5)					—
Share-based compensation (Note 16)				172				172
Excess tax benefit for share-based compensation				90				90
Cash proceeds from exercise of stock options	1			91				91
Restricted stock and performance-based shares settled in cash for taxes (1)	—			(86)				(86)
Cash dividends declared and paid, at a quarterly amount of $0.40 per as-converted share (Note 14)					(1,006)			(1,006)
Repurchase of class A common stock (Note 14)	(20)			(843)	(3,275)			(4,118)
Balance as of September 30, 2014	495	245	22	$18,299	$9,131	$(17)	$—	$27,413

(1) Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2014	2013	2012
	(in millions)
Operating Activities
Net income including non-controlling interest	$5,438	$4,980	$2,142
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Amortization of client incentives	2,592	2,321	2,155
Share-based compensation	172	179	147
Excess tax benefit for share-based compensation	(90)	(74)	(71)
Depreciation and amortization of property, equipment, technology and intangible assets	435	397	333
Deferred income taxes	(580)	1,527	(1,690)
Litigation provision (Note 20)	453	3	4,101
Other	37	50	(8)
Change in operating assets and liabilities:
Income tax receivable	51	37	(67)
Settlement receivable	13	(345)	(42)
Accounts receivable	(53)	(38)	(161)
Client incentives	(2,395)	(2,336)	(1,757)
Other assets	(430)	(543)	41
Accounts payable	(56)	40	(17)
Settlement payable	107	506	270
Accrued and other liabilities	513	702	(227)
Accrued litigation (Note 20)	998	(4,384)	(140)
Net cash provided by operating activities	7,205	3,022	5,009
Investing Activities
Purchases of property, equipment, technology and intangible assets	(553)	(471)	(376)
Proceeds from disposal of property, equipment and technology	—	—	2
Investment securities, available-for-sale:
Purchases	(2,572)	(3,164)	(4,140)
Proceeds from maturities and sales	2,342	2,440	2,093
Acquisitions, net of cash received	(149)	—	(3)
Purchases of / contributions to other investments	(9)	(3)	(12)
Proceeds / distributions from other investments	—	34	22
Net cash used in investing activities	(941)	(1,164)	(2,414)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2014	2013	2012
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 14)	(4,118)	(5,365)	(710)
Dividends paid (Note 14)	(1,006)	(864)	(595)
Deposits into litigation escrow account—retrospective responsibility plan (Note 3)	(450)	—	(1,715)
(Return to) payments from litigation escrow account—retrospective responsibility plan (Note 3)	(999)	4,383	140
Cash proceeds from exercise of stock options	91	108	174
Restricted stock and performance-based shares settled in cash for taxes	(86)	(64)	—
Excess tax benefit for share-based compensation	90	74	71
Payments for earn-out related to PlaySpan acquisition	—	(12)	(14)
Principal payments on capital lease obligations	—	(6)	(6)
Net cash used in financing activities	(6,478)	(1,746)	(2,655)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	7
(Decrease) increase in cash and cash equivalents	(215)	112	(53)
Cash and cash equivalents at beginning of year	2,186	2,074	2,127
Cash and cash equivalents at end of year	$1,971	$2,186	$2,074
Supplemental Disclosure
Income taxes paid, net of refunds	$2,656	$595	$2,057
Non-cash accruals related to purchases of property, equipment, technology and intangible assets	$62	$46	$67

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Restricted cash—litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the covered litigation are paid. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters for a discussion of the covered litigation. The escrow funds are held in money market investments, together with the interest earned, less applicable taxes payable, and classified as restricted cash on

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

the consolidated balance sheets. Interest earned on escrow funds is included in non-operating income on the consolidated statements of operations.
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
Level 3—Inputs to the valuation methodology are unobservable and cannot be corroborated by observable market data. The Company's Level 3 assets and liabilities include auction rate securities and the Visa Europe put option.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

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
Financial instruments. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash-litigation escrow, trading and available-for-sale investment securities, settlement receivable and payable, customer collateral, non-marketable equity investments, settlement risk guarantee, derivative instruments, and the Visa Europe put option. See Note 4—Fair Value Measurements and Investments.
Settlement receivable and payable. The Company operates systems for authorizing, clearing and settling payment transactions worldwide. U.S. dollar settlements with the Company's financial institution clients are typically settled within the same day and do not result in a receivable or payable balance, while settlement currencies other than the U.S. dollar generally remain outstanding for one to two business days, resulting in amounts due from and to clients. These amounts are presented as settlement receivable and settlement payable on the consolidated balance sheets.
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
Technology includes purchased and internally developed software, including technology assets obtained through acquisitions. Internally developed software represents software primarily used by the VisaNet electronic payments network and CyberSource platform. Internal and external costs incurred during the preliminary project

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life. Acquired technology assets are initially recorded at fair value and amortized on a straight-line basis over the estimated useful life.
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
Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and tradenames obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 3 to 15 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2014. See Note 7—Intangible Assets and Goodwill.
Indefinite-lived intangible assets consist of tradename, customer relationships and the Visa Europe franchise right acquired in the October 2007 reorganization. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The Company assesses each category of indefinite-lived intangible assets for impairment on an aggregate basis, which may require the allocation of cash flows and/or an estimate of fair value to the assets or asset group. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The Company relies on a number of factors when completing impairment assessments, including a review of discounted net future cash flows, business plans and the use of present value techniques.
The Company completed its annual impairment review of indefinite-lived intangible assets as of February 1, 2014, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company's indefinite-lived intangible assets existed as of September 30, 2014.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of February 1, or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company evaluated its goodwill for impairment on February 1, 2014, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2014.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Revenue recognition. The Company's operating revenues are comprised principally of service revenues, data processing revenues, international transaction revenues and other revenues, reduced by costs incurred under client incentives arrangements. The Company recognizes revenue, net of sales and other similar taxes, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
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
Data processing revenues consist of revenues earned for authorization, clearing, settlement, network access and other maintenance and support services that facilitate transaction and information processing among the Company's clients globally and with Visa Europe. Data processing revenues are also earned for transactions processed by CyberSource's online payment gateway platform. Data processing revenues are recognized in the same period the related transactions occur or services are rendered.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, which is approximately 8 years for plans in the United States. Other assumptions involve demographic factors such as retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.
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
Foreign currency remeasurement and translation. The Company's functional currency is the U.S. dollar for the majority of its foreign operations. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2014, 2013 and 2012.
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
Derivative financial instruments. The Company uses foreign exchange forward derivative contracts to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. Derivatives are carried at fair value on a gross basis in either prepaid and other current assets or accrued liabilities on the consolidated balance sheets. At September 30, 2014, derivatives outstanding mature within 12 months or less. Gains and losses resulting from changes in fair value of derivative instruments are accounted for either in accumulated other comprehensive income or loss on the consolidated balance sheets, or in the consolidated statements of operations (in the corresponding account where revenue or expense is hedged, or to general and administrative for hedge amounts determined to be ineffective) depending on whether they are designated and qualify for hedge accounting. Fair value represents the difference in the value of the derivative instruments at the contractual rate and the value at current market rates, and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The Company does not enter into derivative contracts for speculative or trading purposes. See Note 12—Derivative Financial Instruments.
Guarantees and indemnifications. The Company recognizes an obligation at inception for guarantees and indemnifications that qualify for recognition, regardless of the probability of occurrence. The Company indemnifies its financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with Visa's operating regulations. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets and is described in Note 11—Settlement Guarantee Management. The Company indemnifies Visa Europe for claims arising from the Company’s or Visa Europe’s activities that are brought outside of Visa Europe’s region, as described in Note 2—Visa Europe.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

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
Recently Issued Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-01, which clarifies the scope of ASU 2011-11. As amended, ASU 2011-11 requires disclosure of the effect or potential effect of offsetting arrangements on a Company's financial position as well as enhanced disclosure of the rights of offset associated with a Company's recognized derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. The amended standard impacts presentation only. The Company adopted the standard effective October 1, 2013. The adoption did not have a material impact on the consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. The Company will adopt the standard effective October 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and is evaluating the full effect of the standard on its ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-12, which requires a performance target in stock compensation awards that affects vesting, and is achievable after the requisite service period, be treated as a performance condition. The Company will adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact to the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

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
The fair value of the put option represents the value of Visa Europe's option, which, under certain conditions, could obligate the Company to purchase its member equity interest for an amount above fair value. The fair value of the put option does not represent the actual purchase price that the Company may be required to pay if the option is exercised. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $10 billion. While the put option is in fact non-transferable, its fair value represents the Company's estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction.
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
The Company determined the fair value of the put option to be approximately $145 million at September 30, 2014 and 2013. In determining the fair value of the put option on these dates, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 1.9x. Changes in the fair value of the put option are recorded as non-cash, non-operating income in the Company's consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at September 30, 2014. Classification in current liabilities is not an indication of management's expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months.
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
The base fee for these irrevocable and perpetual licenses is recorded in other revenues and was approximately $143 million per year for fiscal 2014, 2013 and 2012. This fee is eligible for adjustment annually based on the annual growth of the gross domestic product of the European Union, although the adjustment can never reduce the annual fee below $143 million. The Company determined through an analysis of the fee rates implied by the economics of the agreement that the base fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximates fair value.
In addition to the licenses, Visa provides Visa Europe with authorization, clearing and settlement services for cross-border transactions involving Visa Europe's region and the rest of the world. Visa Europe must comply with certain agreed-upon global rules governing the interoperability of Visa's systems with the systems of Visa Europe as well as the use and interoperability of the Visa trademarks. The parties will also guarantee the obligations of their respective clients and members to settle transactions, manage certain relationships with sponsors, clients and merchants, and comply with rules relating to the operation of the Visa enterprise. Under the Framework Agreement, the Company indemnifies Visa Europe for claims arising from the Company’s or Visa Europe’s activities that are brought outside of Visa Europe’s region; and Visa Europe likewise indemnifies the Company for such claims brought within Visa Europe’s region. However, Visa Europe has expressed an “initial” view that it is not obligated to indemnify the Company for any claim relating to the European Competition Proceedings, including claims asserted in both the European Commission matter and the U.K. Merchant Litigation. The Company continues to firmly believe that Visa Europe is obligated to indemnify the Company for all such claims. See Note 20—Legal Matters.
The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be insignificant at September 30, 2014 and 2013, respectively. The Company has determined that the value of services exchanged as a result of these various agreements approximates fair value at September 30, 2014 and 2013, respectively.
Note 3—Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “covered litigation." These mechanisms are included in and referred to as the retrospective responsibility plan, or the plan, and consist of a litigation escrow agreement, the conversion feature of the Company's shares of class B common stock, the indemnification obligations of the Visa U.S.A. members, an interchange judgment sharing agreement, a loss sharing agreement, and an omnibus agreement, as amended.
Covered litigation consists of:

•	the Discover Litigation. Discover Financial Services Inc. v. Visa U.S.A. Inc., Case No. 04-CV-07844 (S.D.N.Y) (settled);

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

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

Litigation escrow agreement. In accordance with the litigation escrow agreement, the Company maintains an escrow account, from which monetary liabilities from settlements of, or judgments in, the covered litigation are paid. The amount of the escrow is determined by the board of directors and the Company's litigation committee, all members of which are affiliated with, or act for, certain Visa U.S.A. members. The escrow funds are held in money market investments along with the interest earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets.
The following table sets forth the changes in the litigation escrow account:

	Fiscal 2014	Fiscal 2013
	(in millions)
Balance at October 1	$49	$4,432
Return of takedown payments from settlement fund into the litigation escrow account	1,056	—
Deposits into the litigation escrow account	450	—
Payments to opt-out merchants(1)	(57)	—
Payments to class plaintiff settlement fund(1)	—	(4,033)
Payments to individual plaintiff settlement fund(1)	—	(350)
Balance at September 30	$1,498	$49

(1)
These payments are associated with the interchange multidistrict litigation. The settlement with the class plaintiffs in these proceedings is subject to the adjudication of appeals. See Note 20—Legal Matters.

An accrual for the covered litigation and a change to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to recommendations made by the litigation committee. The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company recorded an additional $450 million accrual for the covered litigation during fiscal 2014. See Note 20—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same economic effect on earnings per share as repurchasing the Company's class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 14—Stockholders' Equity.
Indemnification obligations. To the extent that amounts available under the litigation escrow arrangement and other agreements in the plan are insufficient to fully resolve the covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.'s members for such

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

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
Omnibus agreement. Visa entered into an omnibus agreement with MasterCard and certain Visa U.S.A. members that confirmed and memorialized the signatories’ intentions with respect to the loss sharing agreement, the interchange judgment sharing agreement and other agreements relating to the interchange multidistrict litigation, see Note 20—Legal Matters. Under the omnibus agreement, the monetary portion of any settlement of the interchange multidistrict litigation covered by the omnibus agreement would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. In addition, the monetary portion of any judgment assigned to Visa-related claims in accordance with the omnibus agreement would be treated as a Visa portion. Visa would have no liability for the monetary portion of any judgment assigned to MasterCard-related claims in accordance with the omnibus agreement, and if a judgment is not assigned to Visa-related claims or MasterCard-related claims in accordance with the omnibus agreement, then any monetary liability would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of the Company's retrospective responsibility plan. The litigation provision on the consolidated statements of operations is not impacted by the execution of the omnibus agreement.
On August 26, 2014, Visa entered into an amendment to the omnibus agreement. The omnibus amendment makes applicable to certain settlements in opt-out cases in the interchange multidistrict litigation the settlement-sharing provisions of the omnibus agreement, pursuant to which the monetary portion of any settlement of the interchange multidistrict litigation covered by the omnibus agreement would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. The omnibus amendment also provides that in the event of termination of the class Settlement Agreement, Visa and MasterCard would make mutually acceptable arrangements so that Visa shall have received two-thirds and MasterCard shall have received one-third of the total of (i) the sums paid to defendants as a result of the termination of the Settlement Agreement and (ii) the takedown payments previously made to defendants.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3
	2014	2013	2014	2013	2014	2013
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$2,277	$1,071
Commercial paper			$37	$51
Investment securities, trading:
Equity securities	69	75
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,162	2,704
U.S. Treasury securities	2,176	1,673
Equity securities	58	101
Corporate debt securities			522	269
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			40	23
Total	$4,580	$2,920	$2,761	$3,047	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$145	$145
Foreign exchange derivative instruments			$6	$15
Total	$—	$—	$6	$15	$145	$145
There were no significant transfers between Level 1 and Level 2 assets during fiscal 2014.
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
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2014.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2014.
Visa Europe put option agreement. The Company has granted Visa Europe a perpetual put option which is carried at fair value in accrued liabilities on the consolidated balance sheets. The fair value of the put option was $145 million at September 30, 2014 and 2013. Changes in fair value are recorded as non-cash, non-operating income in the Company's consolidated statements of operations. See Note 2—Visa Europe. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option and the estimated P/E differential are among several unobservable inputs used to value the put option.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The Company recognized a $15 million other-than-temporary impairment loss related to these investments during fiscal 2013. There were no significant impairment charges incurred during fiscal 2014 and 2012. At September 30, 2014 and 2013, these investments totaled $35 million and $30 million, respectively. These assets are classified in other assets on the consolidated balance sheets. See Note 5—Prepaid Expenses and Other Assets.
Due to a change in the Company's relationship with one of its investees during fiscal 2013, the Company reclassified equity securities previously accounted for as an equity method investment, with a carrying value of $12 million, to long-term available-for-sale investment securities. The fair value of this investment at September 30, 2014 and 2013 was $53 million and $99 million, respectively.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships, tradenames, and reseller relationships, all of which were obtained through acquisitions. See Note 7—Intangible Assets and Goodwill.
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2014, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2014. See Note 1—Summary of Significant Accounting Policies.
Other Financial Instruments not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at September 30, 2014, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at September 30, 2014, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Investments
Trading Investment Securities
Trading investment securities include mutual fund equity security investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company's employees. These investments are held in trust and are not available for the Company's operational or liquidity needs. Interest and dividend income and changes in fair value are recorded in non-operating income, and offset in personnel expense on the consolidated statements of operations. As of September 30, 2014 and 2013, trading investment securities totaled $69 million and $75 million, respectively.
Available-for-sale Investment Securities
The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities are as follows:

	September 30, 2014				September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$2,160	$2	$—	$2,162	$2,701	$3	$—	$2,704
U.S. Treasury securities	2,174	2	—	2,176	1,671	2	—	1,673
Equity securities	15	43	—	58	14	88	(1)	101
Corporate debt securities	521	1	—	522	269	—	—	269
Auction rate securities	7	—	—	7	7	—	—	7
Total	$4,877	$48	$—	$4,925	$4,662	$93	$(1)	$4,754
Less: current portion of available-for-sale investment securities				(1,910)				(1,994)
Long-term available-for-sale investment securities				$3,015				$2,760
The available-for-sale investment securities primarily include U.S. government-sponsored debt securities, U.S. Treasury securities and corporate debt securities. Available-for-sale debt securities are presented below in accordance with their stated maturities. The majority of these investments, $3.0 billion, are classified as non-current, as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

	Amortized Cost	Fair Value
	(in millions)
September 30, 2014:
Due within one year	$1,903	$1,905
Due after 1 year through 5 years	2,952	2,955
Due after 5 years through 10 years	—	—
Due after 10 years	7	7
Total	$4,862	$4,867

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Investment Income
Investment income is recorded as non-operating income in the Company's consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2014	2013	2012
	(in millions)
Interest and dividend income on cash and investments	$25	$27	$17
Gain on other investments	8	5	17
Investment securities, trading:
Unrealized (losses) gains, net	(2)	4	9
Realized gains (losses), net	6	2	(1)
Investment securities, available-for-sale:
Realized gains (losses), net	1	(1)	—
Other-than-temporary impairment on investments	(3)	(15)	(6)
Investment income	$35	$22	$36
Note 5—Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2014	September 30, 2013
	(in millions)
Prepaid expenses and maintenance	$103	$111
Foreign exchange derivative instruments—(See Note 12—Derivative Financial Instruments)	40	23
Other	73	53
Total	$216	$187
Other non-current assets consisted of the following:

	September 30, 2014	September 30, 2013
	(in millions)
Non-current income tax receivable—(See Note 19—Income Taxes)(1)	$597	$253
Pension assets—(See Note 10—Pension, Postretirement and Other Benefits)	164	192
Other investments—(See Note 4—Fair Value Measurements and Investments)	35	30
Long-term prepaid expenses and other	51	46
Non-current deferred tax assets—(See Note 19—Income Taxes)	8	—
Total	$855	$521

(1)	The increase in non-current income tax receivable is mainly due to a tax benefit related to the deduction for U.S. domestic production activities taken during fiscal 2014.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Note 6—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30, 2014	September 30, 2013
	(in millions)
Land	$71	$71
Buildings and building improvements	787	766
Furniture, equipment and leasehold improvements	1,197	983
Construction-in-progress	76	74
Technology	1,784	1,545
Total property, equipment and technology	3,915	3,439
Accumulated depreciation and amortization	(2,023)	(1,707)
Property, equipment and technology, net	$1,892	$1,732
Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payments network and CyberSource platform. At September 30, 2014 and 2013, accumulated amortization for technology was $1,129 million and $959 million, respectively.
At September 30, 2014, estimated future amortization expense on technology was as follows:

Fiscal	2015	2016	2017	2018	2019 and thereafter	Total
	(in millions)
Estimated future amortization expense	$199	$183	$138	$80	$55	$655
Depreciation and amortization expense related to property, equipment and technology was $369 million, $328 million and $265 million for fiscal 2014, 2013 and 2012, respectively. Included in those amounts was amortization expense on technology of $198 million, $173 million and $132 million for fiscal 2014, 2013 and 2012, respectively.
Note 7—Intangible Assets and Goodwill
At September 30, 2014 and 2013, the Company’s indefinite-lived intangible assets consisted of customer relationships of $6.8 billion, Visa tradename of $2.6 billion and a Visa Europe franchise right of $1.5 billion, all of which were acquired as part of the Company’s October 2007 reorganization. Customer relationships represent the value of relationships with clients outside of the United States, excluding the European Union. Tradenames represent the value of the Visa brand outside of the United States, excluding the European Union. Visa Europe’s franchise right represents the value of the right to franchise the use of the Visa brand, use of Visa technology and access to the overall Visa network in the European Union.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30, 2014			September 30, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$339	$(162)	$177	$339	$(125)	$214
Tradenames	192	(54)	138	192	(41)	151
Reseller relationships	95	(48)	47	95	(36)	59
Other	52	(12)	40	52	(8)	44
Total finite-lived intangible assets	$678	$(276)	$402	$678	$(210)	$468
Indefinite-lived intangible assets			11,009			10,883
Total intangible assets, net			$11,411			$11,351
Amortization expense related to finite-lived intangible assets was $66 million, $69 million and $68 million for fiscal 2014, 2013 and 2012, respectively. At September 30, 2014, estimated future amortization expense on finite-lived intangible assets is as follows:

Fiscal	2015	2016	2017	2018	2019 and thereafter	Total
	(in millions)
Estimated future amortization expense	$62	$49	$47	$41	$203	$402
There was no impairment related to the Company’s indefinite-lived or finite-lived intangible assets during fiscal 2014, 2013 or 2012.
In April 2014, the Company acquired a business in which it previously held a minority interest. Total purchase consideration was approximately $170 million, paid primarily with cash on hand. Total purchase consideration has been allocated to the tangible and identifiable intangible assets and liabilities assumed based on their respective fair values on the acquisition date. Related indefinite-lived intangible assets recorded totaled $126 million. Goodwill of $60 million was recorded to reflect the excess purchase consideration over net assets assumed.
In August 2014, the Company entered into a license agreement with one of its strategic partners. The transaction was accounted for as a business combination. Total consideration under the license agreement was approximately $15 million, of which $12 million was recorded as goodwill.
Note 8—Accrued and Other Liabilities
Accrued liabilities consisted of the following:

	September 30, 2014	September 30, 2013
	(in millions)
Accrued operating expenses	$199	$182
Visa Europe put option—(See Note 2—Visa Europe)(1)	145	145
Deferred revenue	82	60
Accrued marketing and product expenses	11	27
Accrued income taxes—(See Note 19—Income Taxes)	73	64
Other	114	135
Total	$624	$613

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Other non-current liabilities consisted of the following:

	September 30, 2014	September 30, 2013
	(in millions)
Accrued income taxes—(See Note 19—Income Taxes)(2)	$855	$453
Employee benefits	92	86
Other	58	63
Total	$1,005	$602

(1)
The put option is exercisable at any time at the sole discretion of Visa Europe with payment required 285 days thereafter. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. The fair value of the put option does not represent the actual purchase price that the Company may be required to pay if the option is exercised, which would likely be in excess of $10 billion.

(2)	The increase in non-current accrued income taxes is primarily related to an increase in liabilities for uncertain tax positions.
Note 9—Debt
Commercial paper program. Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Company had no outstanding obligations under the program at September 30, 2014.
Credit facility. On January 29, 2014, the Company entered into an unsecured $3.0 billion revolving credit facility (the "Credit Facility"). The Credit Facility, which expires on January 28, 2015, replaced the Company's previous $3.0 billion credit facility, which terminated on January 29, 2014. The Credit Facility contains covenants and events of default customary for facilities of this type. This facility is maintained to provide liquidity in the event of settlement failures by the Company's clients, to back up the commercial paper program and for general corporate purposes. The participating lenders in the Credit Facility include certain holders of the Company's class B and class C common stock, certain of the Company's clients, and their affiliates.
Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate ("LIBOR") or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. Visa also agreed to pay a commitment fee, which will fluctuate based on the credit rating of the Company's senior unsecured long-term debt. Currently, the applicable margin is 0.00% to 0.75% depending on the type of the loan, and the commitment fee is 0.07%. There were no borrowings under either facility and the Company was in compliance with all related covenants during the year ended and as of September 30, 2014.
Note 10—Pension, Postretirement and Other Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations, which are not presented below as they are not material. The Company uses a September 30 measurement date for its pension and other postretirement benefit plans.
Defined benefit pension plans. The benefits under the current defined benefit pension plan are earned based on a cash balance formula. An employee’s cash balance account is credited with an amount equal to 6% of eligible compensation plus interest based on 30-year Treasury securities. The funding policy is to contribute annually no less than the minimum required contribution under ERISA.
Postretirement benefits plan. The postretirement benefits plan provides medical benefits for retirees and dependents who meet minimum age and service requirements. Benefits are provided from retirement date until age

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

65. Retirees must contribute on a monthly basis for the same coverage that is generally available to active employees and their dependents. The Company’s contributions are funded on a current basis.
Summary of Plan Activities
Change in Benefit Obligation:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Benefit obligation—beginning of fiscal year	$897	$990	$25	$32
Service cost	46	43	—	—
Interest cost	42	35	1	1
Actuarial loss (gain)	84	(127)	(2)	(4)
Benefit payments	(83)	(44)	(4)	$(4)
Plan amendment	$(3)	$—	$—	$—
Benefit obligation—end of fiscal year	$983	$897	$20	$25
Accumulated benefit obligation	$977	$892	NA	NA
Change in Plan Assets:
Fair value of plan assets—beginning of fiscal year	$1,055	$973	$—	$—
Actual return on plan assets	135	126	—	—
Company contribution	10	—	4	4
Benefit payments	(83)	(44)	(4)	(4)
Fair value of plan assets—end of fiscal year	$1,117	$1,055	$—	$—
Funded status at end of fiscal year	$134	$158	$(20)	$(25)
Recognized in Consolidated Balance Sheets:
Non-current asset	$164	$192	$—	$—
Current liability	(7)	(8)	(3)	(4)
Non-current liability	(23)	(26)	(17)	(21)
Funded status at end of fiscal year	$134	$158	$(20)	$(25)

Amounts recognized in accumulated other comprehensive income before tax:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Net actuarial loss (gain)	$121	$108	$(7)	$(6)
Prior service credit	(16)	(23)	(8)	(11)
Total	$105	$85	$(15)	$(17)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Amounts from accumulated other comprehensive income to be amortized into net periodic benefit cost in fiscal 2015:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Actuarial loss (gain)	$1	$(2)
Prior service credit	(7)	(3)
Total	$(6)	$(5)
Benefit obligations in excess of plan assets related to the Company's non-qualified plan:

	Pension Benefits
	September 30,
	2014	2013
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation—end of year	$(30)	$(33)
Fair value of plan assets—end of year	$—	$—
Projected benefit obligation in excess of plan assets
Benefit obligation—end of year	$(30)	$(34)
Fair value of plan assets—end of year	$—	$—
Net periodic pension and other postretirement plan cost:

	Pension Benefits			Other Postretirement Benefits
	Fiscal
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$46	$43	$38	$—	$—	$—
Interest cost	42	35	40	1	1	1
Expected return on assets	(68)	(61)	(55)	—	—	—
Amortization of:
Prior service credit	(8)	(9)	(9)	(3)	(3)	(3)
Actuarial loss (gain)	1	28	33	(1)	(1)	—
Net benefit cost	$13	$36	$47	$(3)	$(3)	$(2)
Curtailment gain	(3)	—	—	—	—	—
Settlement loss	3	—	3	—	—	—
Total net periodic benefit cost	$13	$36	$50	$(3)	$(3)	$(2)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Current year actuarial loss (gain)	$18	$(191)	$(2)	$(4)
Amortization of actuarial (loss) gain	(4)	(28)	1	1
Current year prior service credit	(3)	—	—	—
Amortization of prior service credit	11	9	3	3
Total recognized in other comprehensive income	$22	$(210)	$2	$—
Total recognized in net periodic benefit cost and other comprehensive income	$35	$(174)	$(1)	$(3)

Weighted Average Actuarial Assumptions:

	Fiscal
	2014	2013	2012
Discount rate for benefit obligation:(1)
Pension	4.27%	4.81%	3.85%
Postretirement	2.59%	2.76%	2.21%
Discount rate for net periodic benefit cost:
Pension	4.81%	3.85%	4.70%
Postretirement	2.76%	2.21%	3.39%
Expected long-term rate of return on plan assets(2)	7.00%	7.00%	7.50%
Rate of increase in compensation levels for:
Benefit obligation	4.00%	4.50%	4.50%
Net periodic benefit cost	4.50%	4.50%	4.50%

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

The assumed annual rate of future increases in health benefits for the other postretirement benefits plan is 8% for fiscal 2015. The rate is assumed to decrease to 5% by 2020 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing or decreasing the healthcare cost trend by 1% would change the postretirement plan benefit obligation by less than $1 million.
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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances the pension plan assets, as appropriate, to

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

ensure that allocations are consistent with target allocation ranges. The current target allocation for pension plan assets is as follows: equity securities of 50% to 80%, fixed income securities of 25% to 35% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2014, pension plan asset allocations for the above categories were 69%, 29% and 2%, respectively, which were within target allocation ranges.
The following table sets forth by level, within the fair value hierarchy, the pension plan’s investments at fair value as of September 30, 2014 and 2013, including the impact of unsettled transactions:

	Fair Value Measurements at September 30,
	Level 1		Level 2		Level 3		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	(in millions)
Cash equivalents	$22	$26					$22	$26
Corporate debt securities			$144	$106			144	106
Debt securities of U.S. Treasury and federal agencies			159	149			159	149
Asset-backed securities					$25	$23	25	23
Equity securities	767	751					767	751
Total	$789	$777	$303	$255	$25	$23	$1,117	$1,055
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
There were no transfers between Level 1 and Level 2 assets during fiscal 2014 or 2013. A separate roll-forward of Level 3 plan assets measured at fair value is not presented because activities during fiscal 2014 and 2013 were immaterial.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Cash Flows

	Pension Benefits	Other Postretirement Benefits
Actual employer contributions	(in millions)
2014	$10	$4
2013	$—	$4
Expected employer contributions
2015	$7	$3
Expected benefit payments
2015	$123	$3
2016	$124	$3
2017	$115	$3
2018	$108	$3
2019	$103	$3
2020-2024	$437	$6
Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the United States. Personnel costs included $46 million, $44 million and $37 million in fiscal 2014, 2013 and 2012, respectively, for expenses attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
Note 11—Settlement Guarantee Management
The Company indemnifies its financial institution clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with Visa's operating regulations. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. Settlement at risk, or exposure, is estimated based on the sum of the following inputs: (1) average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin; (2) four months of rolling average chargebacks volume; and (3) the total balance for outstanding Visa Travelers Cheques.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met.
The Company's settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company's estimated maximum settlement exposure increased to approximately $56.9 billion at September 30, 2014, compared to $53.8 billion at September 30, 2013, as a result of continued growth in the Company's business. Of these amounts, $3.2 billion and $3.0 billion at September 30, 2014 and 2013, respectively, were covered by collateral. The total available collateral balances presented below were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

The Company maintained collateral as follows:

	September 30, 2014	September 30, 2013
	(in millions)
Cash equivalents	$961	$866
Pledged securities at market value	148	256
Letters of credit	1,242	1,191
Guarantees	1,554	1,411
Total	$3,905	$3,724

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
The fair value of the settlement risk guarantee is estimated using a proprietary model which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of customer failure). Historically, the Company experienced minimum losses, which has contributed to an estimated probability-weighted value of the guarantee of approximately $2 million and $1 million at September 30, 2014 and 2013, respectively. These amounts were reflected in accrued liabilities on the consolidated balance sheets.
Note 12—Derivative Financial Instruments
The Company maintains a rolling cash flow hedge program with the objective of reducing exchange rate risk from forecasted net exposures of revenues derived from and payments made in non-functional currencies during the following twelve months. The aggregate notional amounts of the Company's derivative contracts outstanding in its hedge program were $1.2 billion and $1.1 billion at September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company’s cash flow hedges in an asset position totaled $39 million and were classified in prepaid expenses and other current assets on the consolidated balance sheet, while cash flow hedges in a liability position totaled $6 million and were classified in accrued liabilities on the consolidated balance sheet. These amounts are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies.
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
The Company uses regression analysis to assess effectiveness prospectively and retrospectively. The effectiveness tests are performed on the foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded for effectiveness testing and measurement purposes. The excluded forward points are reported in earnings. For fiscal 2014, 2013 and 2012, the amounts by which earnings were reduced relating to excluded forward points were $27 million, $14 million and $16 million, respectively.
The effective portion of changes in the fair value of derivative contracts is recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. When the forecasted

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income or loss related to that hedge is reclassified to operating revenue or expense. The Company expects to reclassify $41 million pre-tax, to earnings during fiscal 2015.
The Company's derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements which require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2014, the Company has received collateral of $29 million from counterparties, which is included in accrued liabilities on the consolidated balance sheet. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2014.
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

	September 30, 2014	September 30, 2013
	(in millions)
United States	$1,798	$1,621
International	94	111
Total	$1,892	$1,732

Revenue by geographic market is primarily based on the location of the issuing financial institution. Revenues earned in the United States were approximately 54% of total operating revenues in fiscal 2014 and 2013, and 55% in fiscal 2012. No individual country, other than the United States, generated more than 10% of total operating revenues in these years.
A significant portion of Visa’s operating revenues is concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. The Company did not have any customer that generated greater than 10% of its net operating revenues in fiscal 2014, 2013 or 2012.
Note 14—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at September 30, 2014, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock	As-converted Class A Common Stock (1)
Class A common stock	495	—	495
Class B common stock	245	0.4121	101
Class C common stock	22	1.0000	22
Total			618

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Reduction in as-converted shares. During fiscal 2014, total as-converted class A common stock was reduced by 22 million shares, at an average price of $209.15 per share, using $4.6 billion of operating cash on hand. Of the $4.6 billion, $4.1 billion was used to repurchase class A common stock in the open market. In addition, the Company deposited $450 million of operating cash into the litigation escrow account previously established under the retrospective responsibility plan. The deposit has the same economic effect on earnings per share as repurchasing the Company's class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 3—Retrospective Responsibility Plan.
The following table presents share repurchases in the open market during the following fiscal years:

(in millions, except per share data)	2014	2013
Shares repurchased in the open market (1)	20	33
Average repurchase price per share (2)	$208.50	$161.94
Total cost	$4,118	$5,365

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in table may not recalculate due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
The stock repurchases and litigation escrow deposit discussed above reduced the funds from the $5.0 billion share repurchase program authorized by the Company's board of directors in October 2013. As of September 30, 2014, the program had remaining authorized funds of $682 million. All share repurchase programs authorized prior to October 2013 have been completed. In October 2014, the Company's board of directors authorized an additional $5.0 billion share repurchase program.
Under the terms of the retrospective responsibility plan, when the Company makes a deposit into the litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock.
The following table presents as-converted class B common stock after deposits into the litigation escrow account in fiscal 2014. There were no deposits into the litigation escrow account in fiscal 2013.

Fiscal 2014
(in millions, except per share and conversion rate data)	September 2014
Deposits under the retrospective responsibility plan	$450
Effective price per share(1)	$215.33
Reduction in equivalent number of shares of class A common stock	2
Conversion rate of class B common stock to class A common stock after deposits	0.4121
As-converted class B common stock after deposits	101

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

covered litigation and the release of funds remaining on deposit in the litigation escrow account to the Company resulting in a corresponding increase in the conversion rate.
Class C common stock. As of September 30, 2014, all of the shares of class C common stock have been released from transfer restrictions, and 129 million shares have been converted from class C to class A common stock upon their sale into the public market.
Preferred stock. Preferred stock may be issued as redeemable or non-redeemable, and it has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had no shares of preferred stock outstanding during and at the end of fiscal 2014 and 2013.
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
Dividends declared. The Company declared and paid $1.0 billion in dividends in fiscal 2014 at a quarterly rate of $0.40 per share. In October 2014, the Company’s board of directors declared a quarterly cash dividend of $0.48 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on December 2, 2014, to all holders of record of the Company’s classes A, B and C common stock as of November 14, 2014.
Note 15—Earnings Per Share
The following table presents earnings per share for fiscal 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$4,307	498	$8.65	$5,438	631	(3)	$8.62
Class B common stock	892	245	$3.63	$890	245		$3.62
Class C common stock	222	26	$8.65	$221	26		$8.62
Participating securities(4)	17	Not presented	Not presented	$16	Not presented		Not presented
Net income attributable to Visa Inc.	$5,438
The following table presents earnings per share for fiscal 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,959	520	$7.61	$4,980	656	(3)	$7.59
Class B common stock	786	245	$3.20	$784	245		$3.19
Class C common stock	216	28	$7.61	$215	28		$7.59
Participating securities(4)	19	Not presented	Not presented	$19	Not presented		Not presented
Net income attributable to Visa Inc.	$4,980

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

The following table presents earnings per share for fiscal 2012.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,664	524	$3.17	$2,144	678	(3)	$3.16
Class B common stock	343	245	$1.40	$341	245		$1.39
Class C common stock	130	41	$3.17	$129	41		$3.16
Participating securities(4)	7	Not presented	Not presented	$7	Not presented		Not presented
Net income attributable to Visa Inc.	$2,144

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income attributable to Visa Inc. is allocated based on proportional ownership on an as-converted basis. The weighted-average numbers of shares of as-converted class B common stock used in the income allocation were 103 million for fiscal 2014 and 2013, and 108 million for fiscal 2012.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 2 million common stock equivalents for fiscal 2014 and 2013, and 3 million for fiscal 2012, because their effect would have been dilutive. The computation excludes less than 1 million of common stock equivalents for fiscal 2014, 2013 and 2012 because their effect would have been anti-dilutive.

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
Share-based compensation cost is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. The Company’s estimated forfeiture rate is based on an evaluation of historical, actual and trended forfeiture data. For fiscal 2014, 2013, and 2012, the Company recorded share-based compensation cost of $172 million, $179 million and $147 million, respectively, in personnel on its consolidated statements of operations. The amount of capitalized share-based compensation cost was immaterial during fiscal 2014, 2013 and 2012.
Options
Options issued under the EIP expire 10 years from the date of grant and vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

During fiscal 2014, 2013 and 2012, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected term (in years)(1)	4.80	6.08	6.02
Risk-free rate of return(2)	1.3%	0.8%	1.2%
Expected volatility(3)	25.2%	29.3%	34.9%
Expected dividend yield(4)	0.8%	0.9%	0.9%
Fair value per option granted	$44.11	$39.03	$29.65

(1)
Beginning in fiscal 2014, assumption is based on the Company's historical option exercises and those of a set of peer companies that management believes is generally comparable to Visa. The Company's data is weighted based on the number of years between the measurement date and Visa's initial public offering as a percentage of the options' contractual term. The relative weighting placed on Visa's data and peer data in fiscal 2014 was approximately 58% and 42%, respectively. In fiscal 2013 and 2012, assumption was fully based on peer companies' data.

(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.

(3)
Based on the Company’s implied and historical volatility. In fiscal 2013 and 2012, historical volatility was a blend of Visa's historical volatility and those of comparable peer companies. The relative weighting between Visa historical volatility and the historical volatility of the peer companies was based on the percentage of years Visa stock price information is available since its initial public offering compared to the expected term. The expected volatilities ranged from 22% to 26% in fiscal 2014.

(4)	Based on the Company’s annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for fiscal 2014:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2013	3,917,206	$72.21
Granted	435,025	$201.37
Forfeited	(116,261)	$150.56
Exercised	(1,323,544)	$68.45
Outstanding at September 30, 2014	2,912,426	$90.08	5.4	$359
Options exercisable at September 30, 2014	2,181,759	$63.03	4.3	$328
Options exercisable and expected to vest at September 30, 2014(2)	2,832,053	$87.79	5.3	$356

(1)	Calculated using the closing stock price on the last trading day of fiscal 2014 of $213.37, less the option exercise price, multiplied by the number of instruments.

(2)	Applies a forfeiture rate to unvested options outstanding at September 30, 2014 to estimate the number expected to vest in the future.
For the options exercised during fiscal 2014, 2013 and 2012, the total intrinsic value was $187 million, $176 million and $247 million, respectively, and the tax benefit realized was $65 million, $59 million and $86 million, respectively. As of September 30, 2014, there was $17 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
Restricted Stock Awards and Restricted Stock Units
RSAs and RSUs issued under the EIP primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

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
The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The weighted-average grant-date fair value of RSAs granted during fiscal 2014, 2013 and 2012 was $199.91, $147.18 and $96.39, respectively. The weighted-average grant-date fair value of RSUs granted during fiscal 2014, 2013 and 2012 was $197.76, $146.18 and $96.97, respectively. The total grant-date fair value of RSAs and RSUs vested during fiscal 2014, 2013 and 2012 was $126 million, $98 million and $81 million, respectively.
The following table summarizes the Company's RSA and RSU activity for fiscal 2014:

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value (1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at October 1, 2013	1,697,981	649,682	$119.20	$119.49
Granted	609,015	226,581	$199.91	$197.76
Vested	(841,527)	(317,343)	$108.28	$111.18
Forfeited	(156,923)	(92,187)	$150.85	$141.67
Outstanding at September 30, 2014	1,308,546	466,733	$160.00	$158.75	1.4	1.1	$279	$100

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2014 of $213.37 by the number of instruments.
At September 30, 2014, there was $127 million and $35 million of total unrecognized compensation cost related to unvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.4 years for RSAs and 1.1 years for RSUs.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Performance-based Shares
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2014:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2013	459,899	$126.24
Granted(2)	278,451	$225.46
Vested and earned	(114,514)	$85.05
Unearned	—	$—
Forfeited	(105,026)	$177.01
Outstanding at September 30, 2014	518,810	$177.29	0.6	$111

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2014 of $213.37 by the number of instruments.

(2)	Represents the maximum number of performance-based shares which could be earned.
For the Company's performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on the Company's earnings per share target. The market condition is based on the Company's total shareholder return ranked against that of other companies that are included in the Standard & Poor's 500 Index. The fair value of the performance-based shares, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. The grant-date fair value of performance-based shares granted in fiscal 2014, 2013 and 2012 was $225.46, $164.14 and $97.84 per share, respectively. Earned performance shares granted in fiscal 2014, 2013 and 2012 vest approximately 3 years from the initial grant date. All performance awards are subject to earlier vesting in full under certain conditions.
Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period. At September 30, 2014, there was $12 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.6 years.
Note 17—Commitments and Contingencies
Commitments. The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $134 million, $94 million and $89 million in fiscal 2014, 2013 and 2012, respectively. Future minimum payments on leases, and marketing and sponsorship agreements per fiscal year, at September 30, 2014, are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Operating leases	$76	$60	$37	$32	$30	$118	$353
Marketing and sponsorships	83	63	62	61	59	130	458
Total	$159	$123	$99	$93	$89	$248	$811
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

The stated monetary value of these activities typically represents the value in the marketplace, which may be significantly higher than the actual costs incurred by the Company.
Client incentives. The Company has agreements with financial institution clients and other business partners for various programs designed to build payments volume, increase Visa-branded card and product acceptance and win merchant routing transactions. These agreements, with terms ranging from one to fifteen years, can provide card issuance and/or conversion support, volume/growth targets and marketing and program support based on specific performance requirements. These agreements are designed to encourage client business and to increase overall Visa-branded payment and transaction volume, thereby reducing per-unit transaction processing costs and increasing brand awareness for all Visa clients.
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
The table below sets forth the expected future reduction of revenue per fiscal year for client incentive agreements in effect at September 30, 2014:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Client incentives	$2,924	$2,548	$2,117	$1,662	$1,162	$1,272	$11,685
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
Note 18—Related Parties
Visa considers an entity to be a related party for purposes of this disclosure if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year, or if an officer or employee of that entity also serves on the Company's board of directors. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10% or (ii) if the investment is accounted for under the equity method of accounting. At September 30, 2014 and 2013, no entity owned more than 10% of the Company’s total voting common stock. There were no significant transactions with related parties during fiscal 2014, 2013 and 2012.
Note 19—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	2014	2013	2012
	(in millions)
U.S.	$6,140	$5,992	$1,030
Non-U.S.	1,584	1,265	1,177
Total income before taxes and non-controlling interest	$7,724	$7,257	$2,207
U.S. income before taxes included $2.3 billion, $2.0 billion and $1.6 billion of the Company's U.S. entities' income from operations outside of the U.S. for fiscal 2014, 2013 and 2012, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Income tax provision by fiscal year consisted of the following:

	2014	2013	2012
	(in millions)
Current:
U.S. federal	$2,353	$568	$1,376
State and local	237	(58)	165
Non-U.S.	274	239	214
Total current taxes	2,864	749	1,755
Deferred:
U.S. federal	(576)	1,401	(1,276)
State and local	(31)	114	(415)
Non-U.S.	29	13	1
Total deferred taxes	(578)	1,528	(1,690)
Total income tax provision	$2,286	$2,277	$65
The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2014 and 2013, are presented below:

	2014	2013
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$134	$154
Comprehensive (income) loss	14	(8)
Investments in joint ventures	14	14
Accrued litigation obligation	558	1
Client incentives	235	226
Net operating loss carryforward	35	31
Tax credits	21	22
Federal benefit of state taxes	210	176
Other	139	121
Valuation allowance	(34)	(25)
Deferred tax assets	1,326	712
Deferred Tax Liabilities:
Property, equipment and technology, net	(298)	(310)
Intangible assets	(4,000)	(4,003)
Foreign taxes	(125)	(55)
Other	(12)	(12)
Deferred tax liabilities	(4,435)	(4,380)
Net deferred tax liabilities	$(3,109)	$(3,668)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	September 30, 2014	September 30, 2013
	(in millions)
Current deferred tax assets	$1,028	$481
Non-current deferred tax liabilities(1)	(4,137)	(4,149)
Net deferred tax liabilities	$(3,109)	$(3,668)

(1)
The $4.1 billion of non-current deferred tax liabilities at September 30, 2014 includes $8 million of non-current deferred tax assets, which are reflected in other assets on the consolidated balance sheets.

The increase in the deferred tax asset for accrued litigation obligation reflects the deferred tax impact of the $1.4 billion net increase in covered litigation accrual associated with the interchange multidistrict litigation. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2014 and 2013 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2014, the Company had $16 million state and $154 million foreign net operating loss carryforwards. The state net operating loss carryforwards will expire in fiscal 2031. The foreign net operating loss may be carried forward indefinitely. The Company expects to fully utilize the state net operating loss carryforwards in future years.
As of September 30, 2014, the Company also had federal and state research and development tax credit carryforwards of $2 million and $21 million, respectively. The federal carryforwards will expire in fiscal 2029. The state carryforwards may be carried forward indefinitely. The Company expects to realize the benefit of the credit carryforwards in future years.
The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30,
	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$2,704	35%	$2,540	35%	$772	35%
State income taxes, net of federal benefit	129	2%	42	1%	36	2%
Non-U.S. tax effect, net of federal benefit	(278)	(4)%	(328)	(5)%	(257)	(12)%
Prior years U.S. domestic production activities deduction	(191)	(2)%	—	—%	—	—%
Reversal of tax reserves related to the deductibility of covered litigation expense	—	—%	—	—%	(299)	(14)%
Remeasurement of deferred taxes due to California state apportionment rule changes	—	—%	—	—%	(208)	(9)%
Other, net	(78)	(1)%	23	—%	21	1%
Income tax provision	$2,286	30%	$2,277	31%	$65	3%

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

The effective income tax rate of 30% in fiscal 2014 differs from the effective income tax rate of 31% in fiscal 2013 mainly due to:

•
a $264 million tax benefit related to a deduction for U.S. domestic production activities, of which $191 million related to prior fiscal years, as a result of the completion of a study in the second quarter of fiscal 2014; and

•	the absence of the following in fiscal 2014:

•	a tax benefit recognized in fiscal 2013 as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•	certain foreign tax credit benefits related to prior years recognized in fiscal 2013.
The effective income tax rate of 31% in fiscal 2013 differs from the effective income tax rate of 3% in fiscal 2012 mainly due to:

•	the aforementioned tax benefit recognized in fiscal 2013 as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012;

•	certain foreign tax credit benefits related to prior years recognized in fiscal 2013, as mentioned above; and

•	the absence of the following in fiscal 2013:

•	the fiscal 2012 reversal of previously recorded tax reserves associated with uncertainties related to the deductibility of covered litigation expense;

•	a fiscal 2012 one-time, non-cash benefit from the remeasurement of existing net deferred tax liabilities due to the changes in California apportionment rules adopted in that year; and

•	the effect of applying the aforementioned fiscal 2012 tax benefits to a fiscal 2012 pre-tax income that was reduced by the $4.1 billion covered litigation provision.
Current income taxes receivable were $91 million and $142 million at September 30, 2014 and 2013, respectively. Non-current income taxes receivable of $597 million were included in other assets at September 30, 2014. See Note 5—Prepaid Expenses and Other Assets. At September 30, 2014 and 2013, income taxes payable of $73 million and $64 million, respectively, were included in accrued income taxes as part of accrued liabilities, and accrued income taxes of $855 million and $453 million, respectively, were included in other long-term liabilities. See Note 8—Accrued and Other Liabilities.
Cumulative undistributed earnings of the Company’s international subsidiaries that are intended to be reinvested indefinitely outside the United States amounted to $5.0 billion at September 30, 2014. The amount of income taxes that would have resulted had such earnings been repatriated is not practicably determinable.
The Company’s largest operating hub outside the United States is located in Singapore. It operates under a tax incentive agreement which is effective through September 30, 2023, and is conditional upon meeting certain business operations and employment thresholds in Singapore. The tax incentive agreement decreased Singapore tax by $168 million, $158 million and $130 million, and the benefit of the tax incentive agreement on diluted earnings per share was $0.27, $0.24 and $0.19 in fiscal 2014, 2013 and 2012, respectively.
In accordance with Accounting Standards Codification 740—Income Taxes, the Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2014 and 2013, the Company’s total gross unrecognized tax benefits were $1.3 billion and $1 billion, respectively, exclusive of interest and penalties described below. Included in the $1.3 billion and $1 billion are $1.1 billion and $801 million of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2014	2013
	(in millions)
Beginning balance at October 1	$1,023	$679
Increases of unrecognized tax benefits related to prior years	139	335
Decreases of unrecognized tax benefits related to prior years	(54)	(133)
Increases of unrecognized tax benefits related to current year	199	144
Reductions related to lapsing statute of limitations	(4)	(2)
Ending balance at September 30	$1,303	$1,023
It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions in non-operating income in its consolidated statements of operations. In fiscal 2014 and 2013, the Company recognized $10 million and $9 million of interest expense, respectively, related to uncertain tax positions. In fiscal 2012, the Company reversed $45 million of interest expense related to uncertain tax positions. In fiscal 2014, the Company accrued $2 million of penalties related to uncertain tax positions. In fiscal 2013 and 2012, the Company reversed $4 million and $1 million of penalties, respectively. At September 30, 2014 and 2013, the Company had accrued interest of $39 million and $29 million, respectively, and accrued penalties of $5 million and $3 million, respectively, related to uncertain tax positions in its other long-term liabilities.
The Company's fiscal 2009, 2010 and 2011 U.S. federal income tax returns are currently under Internal Revenue Service ("IRS") examination. The Company has filed federal refund claims, mostly related to foreign tax credits, for fiscal years 2002 through 2008, which are also currently under IRS examination. Except for such refund claims, the federal statutes of limitations have expired for fiscal years prior to 2009. The Company's fiscal 2006, 2007 and 2008 California tax returns are currently under examination. Except for certain outstanding refund claims, the California statutes of limitations have expired for fiscal years prior to 2006. During fiscal 2013, the Canada Revenue Agency ("CRA") completed its examination of the Company's fiscal 2003 through 2009 Canadian tax returns and proposed certain assessments. Based on the findings of the examination, the CRA also proposed certain assessments on the Company's fiscal 2010 through 2013 Canadian tax returns. The Company has filed notices of objection against these assessments and believes that its income tax provision adequately reflects its obligations to the CRA. The Company is also subject to examinations by various state and foreign tax authorities. All material state and foreign tax matters have been concluded for years through fiscal 2002. The timing and outcome of the final resolutions of the federal, state and foreign tax examinations and refund claims are uncertain. As such, it is not reasonably possible to estimate the impact that the final outcomes could have on the Company's unrecognized tax benefits in the next 12 months.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

The following table summarizes the activity related to accrued litigation.

	Fiscal 2014	Fiscal 2013
	(in millions)
Balance at October 1	$5	$4,386
Reestablishment of obligation related to interchange multidistrict litigation	1,056	—
Additional provision for legal matters	453	3
Payments on legal matters	(58)	(4,384)
Balance at September 30	$1,456	$5
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
The following table summarizes the activity related to covered litigation.

	Fiscal 2014	Fiscal 2013
	(in millions)
Balance at October 1	$—	$4,383
Reestablishment of obligation related to interchange multidistrict litigation	1,056	—
Additional provision for interchange opt-out litigation	450	—
Payments on covered litigation	(57)	(4,383)
Balance at September 30	$1,449	$—
The Company recorded an additional accrual of $4.1 billion for the covered litigation during fiscal 2012, which increased its accrued balance for the covered litigation from $285 million to $4.4 billion. During fiscal 2013, pursuant to settlement agreements with the class and individual plaintiffs in the interchange multidistrict litigation, the Company paid approximately $4.0 billion and $350 million, respectively, from the litigation escrow account into settlement funds. Under the class settlement agreement, if class members opt-out (the “opt-out merchants”) of the damages portion of the class settlement, the defendants are entitled to receive payments of no more than 25% of the original cash payments made into the settlement fund, based on the percentage of payment card sales volume for a defined period attributable to merchants who opted out (the "takedown payments"). On January 14, 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Takedown payments of approximately $1.1 billion were received on January 27, 2014, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded in the second quarter of fiscal 2014. In the fourth quarter of fiscal 2014, an additional accrual of $450 million associated with these opt-out claims was recorded and payments totaling $57 million were made from the litigation escrow account reflecting settlements with a number of individual opt-out merchants, resulting in an accrued balance of $1.4 billion related to covered litigation as of September 30, 2014. See further discussion below under Interchange Opt-out Litigation and Note 3—Retrospective Responsibility Plan.
The Attridge Litigation
On December 8, 2004, a complaint was filed in California state court on behalf of an alleged class of consumers asserting claims against Visa U.S.A., Visa International and MasterCard. Visa Inc. was later added as a defendant. The remaining claims in this action, Attridge v. Visa U.S.A. Inc., et al., allege that Visa's bylaw 2.10(e)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

and MasterCard's Competitive Programs Policy, which prohibited their respective members from issuing American Express or Discover cards, constitute unlawful restraints of trade under California's Unfair Competition Law, and seek restitution, injunctive relief, and attorneys' fees and costs.
In the separate "Indirect Purchaser" Credit/Debit Card Tying Cases, also pending in California state court (see below), an appeals court reversed the trial court’s approval of a settlement agreement, and the case was remanded to the trial court for consideration of the fairness and adequacy of the settlement in light of the inclusion of the Attridge claims in the release. The trial court subsequently granted final approval of a revised written settlement agreement. Objectors filed notices of appeal in the Credit/Debit Card Tying Cases and the Attridge case. An appeals court affirmed the judgment approving the revised written settlement agreement. Certain objectors filed petitions for rehearing. The Attridge case has been stayed pending final resolution of those appeals.
Interchange Multidistrict Litigation (MDL)
Beginning in May 2005, a series of complaints (the majority of which were styled as class actions) were filed in U.S. federal district courts by merchants against Visa U.S.A., Visa International and/or MasterCard, and in some cases, certain Visa member financial institutions. The complaints challenged, among other things, Visa's and MasterCard's purported setting of interchange reimbursement fees, their "no surcharge" rules, and alleged tying and bundling of transaction fees under the federal antitrust laws, and, in some cases, certain state unfair competition laws. The Judicial Panel on Multidistrict Litigation issued an order transferring the cases to the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL 1720. A group of purported class plaintiffs subsequently filed a Second Consolidated Amended Class Action Complaint which, together with the complaints brought by individual merchants, sought money damages alleged to range in the tens of billions of dollars (subject to trebling), as well as attorneys' fees and injunctive relief. The class plaintiffs also filed a Second Supplemental Class Action Complaint against Visa Inc. and certain member financial institutions challenging Visa's reorganization and IPO under the antitrust laws and seeking unspecified money damages and declaratory and injunctive relief, including an order that the IPO be unwound.
The Company and the individual merchants whose claims were consolidated with the MDL (the "Individual Plaintiffs") signed a settlement agreement to resolve the Individual Plaintiffs' claims against the Company for approximately $350 million. This payment was made from the litigation escrow account on October 29, 2012, and the court has dismissed those claims with prejudice.
In addition, Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs signed a settlement agreement (the "Settlement Agreement") to resolve the class plaintiffs' claims. The terms of the Settlement Agreement include, among other terms:

•
A comprehensive release from participating class members for liability arising out of claims asserted in the litigation, and a further release to protect against future litigation regarding default interchange and the other U.S. rules at issue in the MDL;

•	Settlement payments from the Company of approximately $4.0 billion;

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

On December 10, 2012, Visa paid approximately $4.0 billion from the litigation escrow account into a settlement fund established pursuant to the Settlement Agreement.
On January 14, 2014, the court entered a final judgment order approving the settlement, from which a number of objectors have appealed. Until the appeals are finally adjudicated, no assurance can be provided that the Company will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement. On January 27, 2014, Visa's portion of the takedown payments related to the opt-out merchants (referenced above), which was calculated to be approximately $1.1 billion, was deposited into the litigation escrow account.
Consumer Interchange Litigation
On December 16, 2013, a putative class action was filed in federal district court in California against certain financial institutions alleging that they conspired to fix interchange fees and imposed other alleged restraints on competition. The complaint was filed on behalf of an alleged class of all Visa and MasterCard payment cardholders in the United States since January 1, 2000. Although no Visa entity is named as a defendant, the complaint identifies Visa U.S.A., MasterCard, and certain non-defendant financial institutions as co-conspirators, and plaintiffs assert that they may seek leave to amend the complaint to add the co-conspirators as defendants. Plaintiffs seek injunctive relief, attorneys’ fees, and treble damages allegedly to compensate the purported class for more than $54.0 billion dollars in purported overcharges imposed on them each year by defendants and their alleged co-conspirators. The defendants have filed a motion to dismiss. The case has been transferred to MDL 1720.
Interchange Opt-out Litigation
Beginning in May 2013, more than 35 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments, and one of the cases seeks an injunction against the fixed acquirer network fee. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. Wal-Mart Stores Inc. and its subsidiaries have filed an opt-out complaint that also adds Visa Europe Limited and Visa Europe Services Inc. as defendants. Visa has acknowledged and confirmed its obligations to indemnify Visa Europe Limited and Visa Europe Services Inc. with respect to the claim against them in Wal-Mart’s complaint.
Visa, MasterCard, and certain U.S. financial institution defendants in MDL 1720 filed a complaint in the Eastern District of New York against certain named class representative plaintiffs who had opted out or stated their intention to opt out of the damages portion of the Settlement Agreement. In addition, Visa filed three more similar complaints in the Eastern District of New York against Wal-Mart Stores Inc.; against The Home Depot, Inc. and Home Depot U.S.A.; and against Sears Holdings Corporation. All four complaints seek a declaration that, from January 1, 2004 to November 27, 2012, the time period for which opt-outs may seek damages under the Settlement Agreement, Visa's conduct in, among other things, continuing to set default interchange rates, maintaining its "honor all cards" rule, enforcing certain rules relating to merchants, and restructuring itself, did not violate federal or state antitrust laws.
Visa and the other defendants in the opt-out cases in MDL 1720 filed a motion to dismiss the then-pending opt-out complaints in MDL 1720. Wal-Mart and the named class representatives that are defendants in the declaratory judgment cases in MDL 1720 filed motions to dismiss the declaratory judgment complaints, and Visa filed a motion to dismiss Wal-Mart's complaint. All of these motions to dismiss were denied.
All the cases filed in federal court have been either assigned to the judge presiding over MDL 1720, or have been transferred by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. The court has entered an order confirming that In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.), includes (1) all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings, and (2) all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation. Cases that are transferred to or

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

otherwise included in MDL 1720 are covered litigation for purposes of the retrospective responsibility plan. See Note 3—Retrospective Responsibility Plan.
Visa has reached settlement agreements with a number of merchants representing approximately 10% of the Visa-branded payment card sales volume of merchants who opted out. The amount of the settlements is not considered material to the consolidated financial statements.
A similar case has been filed by merchants in Texas state court, generally pursuing claims on allegations similar to those raised in MDL 1720. On September 19, 2014, the plaintiffs in that case filed a motion for partial summary judgment regarding standing.
While the Company believes that it has substantial defenses in these matters, the final outcome of individual legal claims is inherently unpredictable. The Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of individual opt-out claims, and such developments could have a material adverse effect on our financial results in the period in which the effect becomes probable and reasonably estimable.
Other Litigation
"Indirect Purchaser" Actions
From 2000 to 2004, complaints were filed on behalf of consumers in nineteen different states and the District of Columbia against Visa U.S.A. and MasterCard (and, in California, Visa International). The complaints allege, among other things, that Visa U.S.A.'s "honor all cards" rule and a similar MasterCard rule violated state antitrust and consumer protection laws, and common law. The claims in these class actions asserted that merchants, faced with excessive merchant discount fees, passed on some portion of those fees to consumers in the form of higher prices on goods and services sold. Plaintiffs seek money damages and injunctive relief. Visa has been successful in the majority of these cases, and has resolved the cases in all jurisdictions but California.
In California, in the consolidated Credit/Debit Card Tying Cases, the court dismissed claims brought under the Cartwright Act, but denied a similar motion with respect to Unfair Competition Law claims for unlawful, unfair and/or fraudulent business practices. The parties agreed to settlement terms to resolve the dispute, which was granted final approval. The plaintiff in Attridge filed a notice of appeal from the final approval order, as did other objectors to the settlement. An appeals court reversed the judgment approving the settlement agreement, and the case was remanded to the trial court for consideration of the fairness and adequacy of the settlement in light of the inclusion of the Attridge claims in the release. The parties subsequently agreed upon a revised written settlement agreement, which was granted final approval. An appeals court affirmed the judgment approving the revised written settlement agreement, and certain objectors filed petitions for rehearing.
European Competition Proceedings
European Commission. On April 3, 2009, the European Commission ("EC") issued a Statement of Objections ("SO") to Visa Europe, Visa International and Visa Inc. alleging a breach of European competition law, namely Article 81 of the European Community Treaty and Article 53 of the European Economic Area Agreement (the "EEA Agreement"). The SO was directed to Visa Inc. and Visa International with respect to the "honor all cards" rule, the "no-surcharge" rule, and certain consumer card interchange fee practices.
In 2010, Visa Europe announced an agreement with the EC to end the proceedings with respect to Visa Europe's debit interchange fees. The EC concluded that the proposed agreement with Visa Europe addressed its competition concerns, made the agreement legally binding upon Visa Europe, and closed its investigation with regard to interchange fees for consumer debit card transactions.
On July 31, 2012, the EC announced a supplementary Statement of Objections ("SSO") that was sent to Visa Europe concerning interchange for consumer credit card transactions; and, on March 8, 2013, a redacted version of the SSO was served on Visa Inc. and Visa International. The SSO alleges a breach of Article 101 of the Treaty on the Functioning of the European Union and Article 53 of the EEA Agreement. Among other things, the SSO asserts claims jointly against Visa Europe, Visa Inc., and Visa International, objecting to domestic, cross-border, and inter-regional interchange, Visa Europe's rules relating to cross-border acquiring, and Visa Europe’s point of sale rules.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

The SSO also announces the EC's intention to impose fines. The potential amount of any fine cannot be estimated at this time.
On February 26, 2014, the EC adopted a formal decision accepting Visa Europe’s commitments addressing domestic interchange, cross-border interchange for credit card transactions within Europe, and cross-border acquiring within Europe, and made the commitments legally binding on Visa Europe. The EC continues the proceedings in respect of inter-regional interchange fees that apply to transactions involving a Visa credit cardholder from outside the Visa Europe territory and a merchant in the European Economic Area (EEA). These interchange fees are set by Visa Inc.
U.K. Merchant Litigation. Since July 2013, approximately 20 merchants (together with subsidiary/affiliate companies) have commenced proceedings against Visa Europe (used in this U.K. Merchant Litigation section to denote Visa Europe Limited and/or relevant subsidiary/affiliate companies), Visa Inc. and Visa International relating to interchange rates in Europe, and seek damages for alleged anti-competitive conduct primarily in relation to U.K. domestic and/or Irish domestic and/or intra-EEA interchange fees for credit and debit cards. After a successful application for summary judgment, the claims of most merchants were limited to the 6 year period immediately preceding the issuance of each claim. These merchants intend to apply for permission to appeal.
In addition, since March 2013, approximately 20 additional merchants (together with subsidiary/affiliate companies) have threatened to commence proceedings against Visa Europe, Visa Inc. and Visa International with respect to interchange rates in Europe. Visa Europe, Visa Inc., and Visa International entered into standstill agreements with respect to a majority of those merchants’ claims. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known.
Altogether, therefore, merchants accounting for more than 50% of U.K. retail sales have either filed claims or preserved their right to do so. The amount of interchange being challenged is substantial. Although not all of the merchant claims have been served and thus the full scope of the claims is not yet known, and there are substantial defenses to these claims, the total damages sought in the claims that have been served exceed several billion dollars.
Visa Europe is obligated to indemnify Visa Inc. and Visa International in connection with the European Competition Proceedings, in our opinion, including payment of any fines or damages that may be imposed. However, Visa Europe has informed Visa Inc. of its position that it is not obligated to indemnify Visa Inc. or Visa International for any claim in the European Competition Proceedings, including claims asserted in either the European Commission matter or the filed or unfiled claims in the U.K. Merchant Litigation. Visa Inc. continues to firmly believe that Visa Europe is obligated to indemnify for all such claims. While the parties are not currently in non-binding arbitration, both parties have initiated the executive engagement aspect of the dispute resolution procedure contemplated by the Framework Agreement to resolve their dispute regarding this indemnification issue.
Canadian Competition Proceedings
Merchant Litigation. Beginning in December 2010, a number of purported civil follow-on cases to the Competition Bureau's proceeding were filed in Quebec, British Columbia, Ontario, Saskatchewan, and Alberta against Visa Canada, MasterCard, and ten financial institutions on behalf of purported classes of merchants and others that accept payment by Visa and MasterCard. In Saskatchewan, a separate action was filed against Visa Canada Corporation and Visa Inc., two MasterCard entities, and a number of smaller Canadian issuing banks that are not named as defendants in any of the existing proceedings. The purported class action lawsuits allege conduct contrary to Section 45 of Canada's Competition Act and also assert claims of civil conspiracy, interference with economic interests, and unjust enrichment, among others. Plaintiffs allege that Visa and MasterCard each conspired with their member financial institutions to set supra-competitive default interchange rates and merchant discount fees, and that Visa and MasterCard's respective "no-surcharge" and "honor all cards" policies had the anticompetitive effect of increasing merchant discount fees.
On March 26, 2014, the British Columbia Supreme Court, in Watson v. Bank of America Corporation, et al., granted the plaintiffs' application for class certification in part, allowing plaintiffs to proceed as a class on, among other claims, claims for price fixing under Canada's Competition Act. Both plaintiff and defendants are appealing aspects of the certification decision to the British Columbia Court of Appeal. The lawsuits in Quebec, Ontario,

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Alberta, and Saskatchewan are either being held in abeyance or are effectively stayed pending further proceedings in the British Columbia lawsuit.
The pending Canada Merchant Litigation lawsuits largely seek unspecified monetary damages and injunctive relief, but some allege substantial damages.
Dynamic Currency Conversion
On February 4, 2013, following an investigation into Visa's policies relating to the provision of Dynamic Currency Conversion (DCC), the Australian Competition and Consumer Commission ("ACCC") commenced proceedings in the Federal Court of Australia against Visa Inc., Visa U.S.A., VWPL, and Visa AP (Australia) Pty Limited alleging that certain Visa policies related to the provision of DCC services contravened Australian competition law. The ACCC later filed an amended claim adding Visa International as a respondent. DCC refers to conversion from one currency to another, either of the price of goods or services by the merchant, or of cash withdrawals by an ATM. Among other things, the ACCC alleges that: (1) from May 2010 to October 2010, Visa prohibited DCC services with respect to transactions on Visa international payment cards conducted at Australian merchant outlets that had not previously been conducting DCC transactions; and (2) from at least May 2007, Visa prohibited DCC services with respect to cash withdrawals at Australian ATMs on Visa international payment cards. The ACCC seeks declaratory relief and a monetary penalty. The potential amount of any penalty cannot be estimated at this time.
Data Pass Litigation
On November 19, 2010, a consumer filed an amended class action complaint against Webloyalty.com, Inc., Gamestop Corporation, and Visa Inc. in federal district court in Connecticut. The plaintiff claims, among other things, that consumers who made online purchases at merchants were deceived into also incurring charges for services from Webloyalty.com through the alleged unauthorized passing of cardholder account information during the sales transaction ("data pass"), in violation of federal and state consumer protection statutes and common law. Visa allegedly aided and abetted the conduct of the other defendants. Plaintiff seeks certification of a class of persons and entities whose credit card or debit card data was improperly accessed by Webloyalty.com since October 1, 2008, and seeks damages, restitution, and injunctive relief. Webloyalty.com, GameStop, and Visa each filed motions to dismiss the amended complaint, which the court granted as to the claims that are grounded in fraud. The court reserved decision on whether all of the claims in the amended complaint are grounded in fraud, and granted plaintiff leave to file a further amended complaint. On August 15, 2014, plaintiff filed a second amended class action complaint against the same defendants as in the amended complaint, asserting the same claims.
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
Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and MasterCard in the same federal court challenging the same ATM access fee rules. Two other purported consumer

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

class actions were also filed in October 2011 in the same federal court, and were later combined into a single amended complaint which challenges the same ATM access fee rules and names Visa, MasterCard and three financial institutions as defendants. These consumer class actions purport to represent classes and sub-classes of consumers in claims brought under Section 1 of the Sherman Act, and also allege claims under antitrust and/or consumer protection statutes in certain states and the District of Columbia. The lawsuits seek injunctive relief, attorneys' fees, treble damages, and restitution where available under state law.
On February 13, 2013, the court granted the defendants’ motions to dismiss the complaints in the National ATM Council class action and the consumer class actions, and dismissed the cases without prejudice. The U.S. District Court for the District of Columbia subsequently denied plaintiffs’ motions for leave to file amended complaints in the National ATM Council class action and the consumer class actions, and denied plaintiffs’ motions for an order altering or amending the court's February 13, 2013 judgment. Plaintiffs filed notices of appeal to the U.S. Court of Appeals for the District of Columbia Circuit.
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
Consumer Financial Protection Bureau
On February 7, 2013, Visa received a letter from the Consumer Financial Protection Bureau ("CFPB") seeking documents and information, on a voluntary basis, regarding Visa's practices with respect to the conversion of U.S. cardholder foreign transactions from foreign currency into U.S. dollars. On November 6, 2014, the CFPB notified Visa that it had completed its investigation and did not intend to recommend taking enforcement action against Visa.
Target Data Breach
On March 3, 2014, a purported class action was filed in the U.S. District Court for the District of Utah against Target, Visa and MasterCard alleging, among other things, violations of Utah unfair competition law, invasion of privacy, negligence and breach of contract as a result of unauthorized access in November and December 2013 to certain personal information and payment card data stored by Target. The complaint also alleges that Visa and MasterCard unlawfully failed to implement chip technology in the United States. The complaint seeks damages, restitution, injunctive relief and attorneys’ fees. On April 4, 2014, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring the action to an existing MDL related to the Target data breach where Visa has not been a party in the U.S. District Court for the District of Minnesota, In re Target Corp. Customer Data Security Breach Litigation, MDL No. 2522. Visa and MasterCard filed a motion to separate and remand the claims against them, or alternatively, to remand the action in its entirety. The motion was granted, and the claims against Visa and MasterCard were severed and remanded to the District of Utah. The case remains stayed.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2014

Note 21—Subsequent Events
In October 2014, the Company's board of directors authorized a new $5.0 billion share repurchase program. See Note 14—Stockholders' Equity.
In October 2014, the Company’s board of directors declared a dividend in the aggregate amount of $0.48 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). See Note 14—Stockholders' Equity.

Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly operating results for each quarter and full year of fiscal 2014 and 2013 for the Company:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Sep. 30, 2014 (1)	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	2014 Total
	(in millions, except per share data)
Operating revenues	$3,229	$3,155	$3,163	$3,155	$12,702
Operating income	$1,552	$2,020	$2,048	$2,077	$7,697
Net income attributable to Visa Inc.	$1,073	$1,360	$1,598	$1,407	$5,438
Basic earnings per share
Class A common stock	$1.73	$2.17	$2.53	$2.21	$8.65
Class B common stock	$0.73	$0.91	$1.06	$0.93	$3.63
Class C common stock	$1.73	$2.17	$2.53	$2.21	$8.65
Diluted earnings per share
Class A common stock	$1.72	$2.17	$2.52	$2.20	$8.62
Class B common stock	$0.72	$0.91	$1.06	$0.93	$3.62
Class C common stock	$1.72	$2.17	$2.52	$2.20	$8.62

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	2013 Total
	(in millions, except per share data)
Operating revenues	$2,973	$3,001	$2,958	$2,846	$11,778
Operating income	$1,751	$1,828	$1,860	$1,800	$7,239
Net income attributable to Visa Inc.	$1,192	$1,225	$1,270	$1,293	$4,980
Basic earnings per share
Class A common stock	$1.86	$1.89	$1.93	$1.94	$7.61
Class B common stock	$0.78	$0.79	$0.81	$0.82	$3.20
Class C common stock	$1.86	$1.89	$1.93	$1.94	$7.61
Diluted earnings per share
Class A common stock	$1.85	$1.88	$1.92	$1.93	$7.59
Class B common stock	$0.78	$0.79	$0.81	$0.81	$3.19
Class C common stock	$1.85	$1.88	$1.92	$1.93	$7.59

(1)
During the fourth quarter of fiscal 2014, we recorded a litigation provision of $450 million and related tax benefits associated with the interchange multidistrict litigation, which is covered by the retrospective responsibility plan. Monetary liabilities from settlements of, or judgments in, the covered litigation will be paid from the litigation escrow account. See Note 3—Retrospective Responsibility Plan and Note 20—Legal Matters to our consolidated financial statements.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).
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
The effectiveness of our internal control over financial reporting as of September 30, 2014, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2014, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2014, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning the Company's directors, executive officers, the Code of Business Conduct and Ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Director Nominee Biographies,” “Executive Officers,” “Corporate Governance—Codes of Conduct and Ethics,” and “Board Meetings and Committees of the Board—Committees of the Board of Directors” in our Proxy Statement.
The information required by this item regarding compliance with Section 16(a) of the Exchange Act pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
Our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and our Corporate Governance Guidelines are available on the Investor Relations page of our website at http://investor.visa.com, under “Corporate Governance.” Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, Visa Inc., P.O. Box 8999, San Francisco, California 94128-8999.

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
See Index to Consolidated Financial Statements in Item 8—Financial Statements and Supplementary Data of this report.

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

VISA INC.

By:	/s/ Charles W. Scharf
Name:	Charles W. Scharf
Title:	Chief Executive Officer
Date:	November 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles W. Scharf	Chief Executive Officer and Director	November 20, 2014
Charles W. Scharf	(principal executive officer)

/s/ Byron H. Pollitt	Chief Financial Officer	November 20, 2014
Byron H. Pollitt	(principal financial officer and principal accounting officer)

/s/ Robert W. Matschullat	Independent Chair	November 20, 2014
Robert W. Matschullat

/s/ Mary B. Cranston	Director	November 20, 2014
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 20, 2014
Francisco Javier Fernández-Carbajal

/s/ Alfred F. Kelly, Jr.	Director	November 20, 2014
Alfred F. Kelly, Jr.

/s/ Cathy E. Minehan	Director	November 20, 2014
Cathy E. Minehan

/s/ Suzanne Nora Johnson	Director	November 20, 2014
Suzanne Nora Johnson

/s/ David J. Pang	Director	November 20, 2014
David J. Pang

/s/ William S. Shanahan	Director	November 20, 2014
William S. Shanahan

/s/ John A. C. Swainson	Director	November 20, 2014
John A. C. Swainson

/s/ Maynard G. Webb, Jr.	Director	November 20, 2014
Maynard G. Webb, Jr.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

3.1	Fifth Amended and Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	12/17/2008

3.2	Certificate of Correction of the Fifth Amended and Restated Certificate of Incorporation of Visa Inc.	10-Q	001-33977	3.1	7/30/2009

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. to Declassify the Board of Directors	8-K	001-33977	3.1	1/31/2011

3.4	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc. to Implement a Majority Vote Standard in Uncontested Elections of Directors	8-K	001-33977	3.2	1/31/2011

3.5	Amended and Restated Bylaws	8-K	001-33977	3.1	10/25/2012

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.4	The instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)	N/A	N/A	N/A	N/A

10.1	Form of Indemnity Agreement	S-4/A	333-143966	10.4	8/2/2007

10.2	Form of Indemnity Agreement	8-K	001-33977	10.1	10/25/2012

10.3
Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.
		S-4/A	333-143966	Annex A	9/13/2007

10.4	Form of Visa Europe Put-Call Option Agreement between Visa Inc. and Visa Europe Limited	S-4/A	333-143966	Annex B	9/13/2007

10.5	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.6	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.7	364-Day Revolving Credit Agreement, dated January 29, 2014, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Bank of America, N.A., as administrative agent, JP Morgan Chase Bank N.A., as syndication agent, and the lenders referred to therein	10-Q	001-33977	10.1	4/24/2014

10.8	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.9	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.10	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.11	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14+
Amendment, dated August 26, 2014 to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto

10.15	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs' claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.16*	Visa 2005 Deferred Compensation Plan, effective as of January 1, 2005	S-4/A	333-143966	10.1	7/24/2007

10.17*+	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014

10.18*+	Visa Inc. 2007 Equity Incentive Compensation Plan, as amended and restated as of October 22, 2014

10.19*	Visa Inc. Incentive Plan, as amended and restated as of January 27, 2011	8-K	001-33977	10.1	1/31/2011

10.20*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.21*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.22*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.23*	Visa Inc. Executive Severance Plan, effective as of November 3, 2010	8-K	001-33977	10.1	11/9/2010

10.24*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011	10-K	001-33977	10.35	11/18/2011

10.25*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011	10-K	001-33977	10.36	11/18/2011

10.26*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011	10-K	001-33977	10.37	11/18/2011

10.27*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011	10-K	001-33977	10.39	11/18/2011

10.28*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO, for awards granted after November 1, 2012	10-Q	001-33977	10.4	2/6/2013

10.29*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO, for awards granted after November 1, 2012	10-Q	001-33977	10.5	2/6/2013

10.30*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, with limited vesting upon termination for awards granted after November 1, 2012	10-Q	001-33977	10.6	2/6/2013

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Agreement for executive officers, other than the CEO, with limited vesting upon termination for awards granted after November 1, 2012	10-Q	001-33977	10.7	2/6/2013

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.1	1/30/2014

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.2	1/30/2014

10.34*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.3	1/30/2014

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.4	1/30/2014

10.36*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.37*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.6	1/30/2014

10.38*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.7	1/30/2014

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.8	1/30/2014

10.40*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014

10.41*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014

10.42*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014

10.43*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014

10.44*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2014

10.45*+	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014

10.46*+	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014

10.47*+	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014

10.48*	Form of Letter Agreement relating to Visa Inc. Executive Severance Plan	8-K	001-33977	10.2	11/9/2010

10.49*	Offer Letter, dated October 23, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	99.2	10/24/2012

10.50*	Aircraft Time Sharing Agreement, dated November 7, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	10.1	11/9/2012

10.51*+	Amendment No. 1 to the Aircraft Time Sharing Agreement, effective December 13, 2013, between Visa Inc. and Charles W. Scharf

10.52*	Offer Letter, dated May 20, 2013, between Visa Inc. and Ryan McInerney	8-K	001-33977	99.2	5/23/2013

10.53*+	Sign-On Bonus Agreement, dated May 22, 2013, between Visa Inc. and Ryan McInerney

10.54*+	Offer Letter, dated November 6, 2013, between Visa Inc. and Rajat Taneja

10.55*+	Sign-On Bonus Agreement, dated November 12, 2013, between Visa Inc. and Rajat Taneja

12.1+	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	We have agreed to furnish to the SEC, upon request, a copy of each instrument.

†	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Management contract, compensatory plan or arrangement.

+	Filed or furnished herewith.

