Form 10-Q
period 2014-12-31
VISA INC.
filed 2015-01-29
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of January 23, 2015, there were 490,962,259 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 21,762,506 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2014	September 30, 2014
	(in millions, except par value data)
Assets
Cash and cash equivalents	$2,085	$1,971
Restricted cash—litigation escrow (Note 2)	1,398	1,498
Investment securities (Note 3):
Trading	78	69
Available-for-sale	2,417	1,910
Settlement receivable	500	786
Accounts receivable	900	822
Customer collateral (Note 5)	1,041	961
Current portion of client incentives	200	210
Deferred tax assets	927	1,028
Prepaid expenses and other current assets	318	307
Total current assets	9,864	9,562
Investment securities, available-for-sale (Note 3)	3,028	3,015
Client incentives	87	81
Property, equipment and technology, net	1,861	1,892
Other assets	896	855
Intangible assets, net	11,395	11,411
Goodwill	11,753	11,753
Total assets	$38,884	$38,569
Liabilities
Accounts payable	$135	$147
Settlement payable	855	1,332
Customer collateral (Note 5)	1,041	961
Accrued compensation and benefits	307	450
Client incentives	1,058	1,036
Accrued liabilities (Note 6)	1,049	624
Accrued litigation (Note 11)	1,353	1,456
Total current liabilities	5,798	6,006
Deferred tax liabilities	4,139	4,145
Other liabilities (Note 6)	1,005	1,005
Total liabilities	10,942	11,156

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	December 31, 2014	September 30, 2014
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 495 shares issued and outstanding at December 31, 2014 and September 30, 2014 (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2014 and September 30, 2014 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 20 and 22 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively (Note 7)	—	—
Additional paid-in capital	18,200	18,299
Accumulated income	9,732	9,131
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	11	31
Defined benefit pension and other postretirement plans	(80)	(84)
Derivative instruments classified as cash flow hedges	80	38
Foreign currency translation adjustments	(1)	(2)
Total accumulated other comprehensive income (loss), net	10	(17)
Total equity	27,942	27,413
Total liabilities and equity	$38,884	$38,569

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,538	$1,419
Data processing revenues	1,383	1,264
International transaction revenues	970	891
Other revenues	204	180
Client incentives	(713)	(599)
Total operating revenues	3,382	3,155
Operating Expenses
Personnel	509	470
Marketing	205	186
Network and processing	114	132
Professional fees	70	75
Depreciation and amortization	120	107
General and administrative	126	108
Total operating expenses	1,144	1,078
Operating income	2,238	2,077
Non-operating income	24	6
Income before income taxes	2,262	2,083
Income tax provision (Note 10)	693	676
Net income	$1,569	$1,407

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(in millions, except per share data)
Basic earnings per share (Note 8)
Class A common stock	$2.54	$2.21
Class B common stock	$1.05	$0.93
Class C common stock	$2.54	$2.21
Basic weighted-average shares outstanding (Note 8)
Class A common stock	494	505
Class B common stock	245	245
Class C common stock	22	27
Diluted earnings per share (Note 8)
Class A common stock	$2.53	$2.20
Class B common stock	$1.04	$0.93
Class C common stock	$2.53	$2.20
Diluted weighted-average shares outstanding (Note 8)
Class A common stock	619	639
Class B common stock	245	245
Class C common stock	22	27

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(in millions)
Net income	$1,569	$1,407
Other comprehensive income, net of tax:
Investment securities, available-for-sale:
Net unrealized (loss) gain	(10)	17
Income tax effect	3	(6)
Reclassification adjustment for net gain realized in net income	(21)	—
Income tax effect	8	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain and prior service credit	6	1
Income tax effect	(1)	—
Amortization of actuarial gain and prior service credit realized in net income	(1)	(2)
Income tax effect	—	1
Derivative instruments classified as cash flow hedges:
Net unrealized gain	63	24
Income tax effect	(17)	(4)
Reclassification adjustment for net gain realized in net income	(6)	(11)
Income tax effect	2	2
Foreign currency translation adjustments	1	—
Other comprehensive income, net of tax	27	22
Comprehensive income	$1,596	$1,429

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2014	495	245	22	$18,299	$9,131	$(17)	$27,413
Net income					1,569		1,569
Other comprehensive income, net of tax						27	27
Comprehensive income							1,596
Issuance of restricted stock awards(1)	—						—
Conversion of class C common stock upon sale into public market	2		(2)				—
Share-based compensation				45			45
Excess tax benefit for share-based compensation				58			58
Cash proceeds from exercise of stock options	1			30			30
Restricted stock and performance-based shares settled in cash for taxes(2)	—			(100)			(100)
Cash dividends declared and paid, at a quarterly amount of $0.48 per as-converted share (Note 7)					(297)		(297)
Repurchase of class A common stock (Note 7)	(3)			(132)	(671)		(803)
Balance as of December 31, 2014	495	245	20	$18,200	$9,732	$10	$27,942

(1)	Increase in class A common stock is less than 1 million shares.

(2)	Decrease in class A common stock is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(in millions)
Operating Activities
Net income	$1,569	$1,407
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of client incentives	713	599
Share-based compensation	45	45
Excess tax benefit for share-based compensation	(58)	(54)
Depreciation and amortization of property, equipment, technology and intangible assets	120	107
Deferred income taxes	97	19
Other	(19)	5
Change in operating assets and liabilities:
Settlement receivable	286	(89)
Accounts receivable	(78)	(79)
Client incentives	(687)	(616)
Other assets	(141)	(77)
Accounts payable	10	(80)
Settlement payable	(477)	21
Accrued and other liabilities	484	334
Accrued litigation (Note 11)	(103)	(1)
Net cash provided by operating activities	1,761	1,541
Investing Activities
Purchases of property, equipment, technology and intangible assets	(104)	(120)
Investment securities, available-for-sale:
Purchases	(758)	(754)
Proceeds from sales and maturities	226	600
Purchases of / contributions to other investments	—	(2)
Net cash used in investing activities	(636)	(276)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 7)	$(803)	$(1,091)
Dividends paid (Note 7)	(297)	(254)
Payments from litigation escrow account—retrospective responsibility plan (Note 2 and Note 11)	100	—
Cash proceeds from exercise of stock options	30	38
Restricted stock and performance-based shares settled in cash for taxes	(100)	(77)
Excess tax benefit for share-based compensation	58	54
Net cash used in financing activities	(1,012)	(1,330)
Effect of exchange rate changes on cash and cash equivalents	1	—
Increase (decrease) in cash and cash equivalents	114	(65)
Cash and cash equivalents at beginning of year	1,971	2,186
Cash and cash equivalents at end of period	$2,085	$2,121
Supplemental Disclosure
Income taxes paid, net of refunds	$57	$96
Accruals related to purchases of property, equipment, technology and intangible assets	$21	$20

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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
Certain prior period amounts within the accompanying unaudited consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications did not affect the Company's financial position, total operating revenues, net income, comprehensive income, or cash flows as of and for the periods presented.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission ("SEC") requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2014 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.
Recently Issued and Adopted Accounting Pronouncements.
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The Company adopted the standard effective October 1, 2014. The adoption did not have a material impact on the consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, which clarifies the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company adopted the standard effective October 1, 2014. The adoption did not have a material impact on the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2013, the FASB issued ASU 2013-11, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard impacts presentation only. The Company adopted the standard effective October 1, 2014. The adoption did not have a material impact on the consolidated financial statements.
In November 2014, the FASB issued ASU 2014-17, which permits an acquired entity to elect the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtained control of the acquired entity. The Company adopted the standard prospectively effective November 18, 2014. The adoption did not have a material impact on the consolidated financial statements.
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. At December 31, 2014 and September 30, 2014, the balance of the escrow account was $1.4 billion and $1.5 billion, respectively. The Company paid $100 million to opt-out merchants from the litigation escrow account during the three months ended December 31, 2014 associated with the interchange multidistrict litigation, and an additional $179 million between January 1, 2015 and January 29, 2015. See Note 11—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the three months ended December 31, 2014. See Note 11—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$2,307	$2,277
Commercial paper			$45	$37
Investment securities, trading:
Equity securities	78	69
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,206	2,162
U.S. Treasury securities	2,627	2,176
Equity securities	25	58
Corporate debt securities			580	522
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			86	40
Total	$5,037	$4,580	$2,917	$2,761	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$145	$145
Foreign exchange derivative instruments			$7	$6
Total	$—	$—	$7	$6	$145	$145
There were no significant transfers between Level 1 and Level 2 assets during the three months ended December 31, 2014 and 2013.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2014.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2014.
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
At December 31, 2014 and September 30, 2014, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at December 31, 2014, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $10 billion. During the three months ended December 31, 2014, there were no changes to the valuation methodology used to estimate the fair value of the put option. At December 31, 2014, the key unobservable inputs included a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.9x. At December 31, 2014, the Company's spot P/E was 21.7x, and there was a differential of 1.0x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option was exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at December 31, 2014. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Changes in fair value are recorded as non-cash, non-operating income on the consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the three months ended December 31, 2014 or 2013. At December 31, 2014 and September 30, 2014, these investments totaled $32 million and $35 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. There were no events or changes in circumstances that indicate impairment at December 31, 2014.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at December 31, 2014, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at December 31, 2014, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $19 million in gross unrealized gains and $3 million in gross unrealized losses at December 31, 2014. There were $48 million gross unrealized gains and no gross unrealized losses at September 30, 2014. The gross unrealized gains at December 31, 2014 and September 30, 2014 primarily relate to the Company's available-for-sale equity securities. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to three years.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
	(in millions)
Service cost	$12	$11	$—	$—
Interest cost	10	10	—	—
Expected return on assets	(18)	(17)	—	—
Amortization of prior service credit	(2)	(2)	(1)	(1)
Settlement loss	2	1	—	—
Total net periodic benefit cost	$4	$3	$(1)	$(1)
Note 5—Settlement Guarantee Management
The Company indemnifies its financial institution clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with Visa’s operating regulations. The indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain financial institution clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $57.6 billion at December 31, 2014, compared to $56.9 billion at September 30, 2014. Of these settlement exposure amounts, $2.9 billion and $3.2 billion were covered by collateral at December 31, 2014 and September 30, 2014, respectively.
The Company maintained collateral as follows:

	December 31, 2014	September 30, 2014
	(in millions)
Cash equivalents	$1,041	$961
Pledged securities at market value	142	148
Letters of credit	1,218	1,242
Guarantees	1,215	1,554
Total	$3,616	$3,905
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at December 31, 2014 and September 30, 2014, respectively. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Accrued and Other Liabilities
Accrued liabilities consisted of the following:

	December 31, 2014	September 30, 2014
	(in millions)
Accrued operating expenses	$164	$199
Visa Europe put option—(See Note 3—Fair Value Measurements and Investments)(1)	145	145
Deferred revenue	79	82
Accrued income taxes(2)	470	73
Other	191	125
Total	$1,049	$624
Other non-current liabilities consisted of the following:

	December 31, 2014	September 30, 2014
	(in millions)
Accrued income taxes	$861	$855
Employee benefits	83	92
Other	61	58
Total	$1,005	$1,005

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

(2)	The increase in current accrued income taxes is primarily related to current income taxes accrued in the first quarter of fiscal 2015, but payable in the second quarter of fiscal 2015.
Note 7—Stockholders' Equity
The number of shares of each class and the number of shares of class A common stock on an as-converted basis at December 31, 2014, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
Class A common stock	495	—		495
Class B common stock	245	0.4121	(2)	101
Class C common stock	20	1.0000		20
Total				616

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)
The class B to class A common stock conversion rate has been rounded for purposes of this disclosure. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reduction in as-converted class A common stock. The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended December 31, 2014
Shares repurchased in the open market (1)	3
Average repurchase price per share (2)	$259.52
Total cost	$803

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
In October 2014, the Company's board of directors authorized a new $5.0 billion share repurchase program. As of December 31, 2014, the program had remaining authorized funds of $4.9 billion for share repurchase. All share repurchase programs authorized prior to October 2014 have been completed.
Class A common stock split. On January 28, 2015, Visa’s board of directors declared a four-for-one split of its class A common stock. Trading will begin on a split-adjusted basis on March 19, 2015. See Note 12—Subsequent Events.
Dividends. In January 2015, the Company’s board of directors declared a quarterly cash dividend of $0.48 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). The cash dividend will be paid on March 3, 2015, to all holders of record of the Company's class A, B and C common stock as of February 13, 2015, on a pre-split basis. The Company declared and paid $297 million in dividends during the three months ended December 31, 2014.
Note 8—Earnings Per Share
The following table presents earnings per share for the three months ended December 31, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,253	494	$2.54	$1,569	619	(3)	$2.53
Class B common stock	257	245	$1.05	$257	245		$1.04
Class C common stock	55	22	$2.54	$55	22		$2.53
Participating securities(4)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,569
The following table presents earnings per share for the three months ended December 31, 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,115	505	$2.21	$1,407	639	(3)	$2.20
Class B common stock	228	245	$0.93	$228	245		$0.93
Class C common stock	59	27	$2.21	$59	27		$2.20
Participating securities(4)	5	Not presented	Not presented	$5	Not presented		Not presented
Net income	$1,407

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 101 million and 103 million for the three months ended December 31, 2014 and 2013, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 1 million and 2 million common stock equivalents for the three months ended December 31, 2014 and 2013, respectively, because their effect would be dilutive. The calculation excludes less than 1 million of common stock equivalents for the three months ended December 31, 2014 and 2013, because their effect would have been anti-dilutive.

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 9—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the three months ended December 31, 2014:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	340,680	$47.85	$249.86
Restricted stock awards ("RSAs")	425,628	$249.86
Restricted stock units ("RSUs")	178,594	$249.86
Performance-based shares(1)	196,471	$279.14

(1)	Represents the maximum number of performance-based shares which could be earned.
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
Note 10—Income Taxes
The effective income tax rates were 31% and 32% for the three months ended December 31, 2014 and 2013, respectively. The effective tax rate for the three months ended December 31, 2014 differs from the effective tax rate in the same period in the prior fiscal year primarily due to the reversal of previously established reserves related to an uncertain state tax position based on new information received in the quarter ended December 31, 2014.
During the three months ended December 31, 2014, there were no significant changes in total unrecognized tax benefits or interest and penalties related to uncertain tax positions.
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
The following table summarizes activity related to accrued litigation.

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,456	$5
Payments on legal matters	(103)	(1)
Balance at December 31	$1,353	$4
Payments on legal matters made subsequent to December 31	(179)	—
Balance at January 29	$1,174	$4
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
The following table summarizes the activity related to covered litigation.

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,449	$—
Payments on covered litigation	(100)	—
Balance at December 31	$1,349	$—
Payments on covered litigation made subsequent to December 31	$(179)	$—
Balance at January 29	$1,170	$—
Interchange Multidistrict Litigation (MDL)
On January 14, 2015, following a Court-approved process to give class members who previously opted out of the damages portion of the class settlement an option to rejoin it, the class administrator submitted a report stating that it had received 1,179 requests by merchants to rejoin the cash settlement class, some of which may include multiple merchants.
Consumer Interchange Litigation
On November 26, 2014, in the putative class action filed on behalf of an alleged class of Visa and MasterCard payment cardholders, the court dismissed plaintiffs’ federal law claim and declined to exercise jurisdiction over plaintiffs’ state law claim. Both sides have asked the court to reconsider aspects of its decision, and have filed notices of appeal.
Interchange Opt-out Litigation
Beginning in May 2013, more than 40 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments, and one of the cases seeks an injunction against the fixed acquirer network fee. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants.

Wal-Mart Stores Inc. and its subsidiaries filed an opt-out complaint that also added Visa Europe Limited and Visa Europe Services Inc. as defendants. Visa Europe Limited and Visa Europe Services Inc. filed a motion to dismiss Wal-Mart’s claims against them.
As of the date of filing this quarterly report, Visa has reached settlement agreements with a number of merchants representing approximately 21% of the Visa-branded payment card sales volume of merchants who opted out.
On December 23, 2014, a similar case was filed in New Mexico state court by New Mexico’s attorney general on behalf of the state, state agencies, and citizens of the state, generally pursuing claims on allegations similar to those raised in MDL 1720. If this case is transferred to or otherwise included in MDL 1720, it will be covered litigation for purposes of the retrospective responsibility plan. See Note 2—Retrospective Responsibility Plan.
Other Litigation
"Indirect Purchaser" Actions
In early December 2014, objectors to the settlement in the consolidated Credit/Debit Card Tying Cases petitioned for review by the California Supreme Court.
European Competition Proceedings
U.K. Merchant Litigation. On defendants’ application for summary judgment, the court has limited the potential damages of most merchants who have commenced proceedings to 6 years prior to the filing of their claims. The claimants have been granted permission to appeal the court’s ruling.
Data Pass Litigation
On January 9, 2015, Webloyalty.com, GameStop, and Visa each filed motions to dismiss the second amended class action complaint.
Target Data Breach
On December 30, 2014, the court granted plaintiffs’ notice of voluntary dismissal without prejudice of all claims against Visa and MasterCard.
Pulse Network
On November 25, 2014, Pulse Network LLC filed suit against Visa Inc. in federal district court in Texas. Pulse alleges that Visa has monopolized and attempted to monopolize debit card network services markets. Pulse also alleges that Visa has entered into agreements in restraint of trade, engaged in unlawful exclusive dealing and tying, violated the Texas Free Enterprise and Antitrust Act, and engaged in tortious interference with prospective business relationships. Pulse seeks unspecified treble damages, attorneys’ fees, and injunctive relief, including to enjoin the fixed acquirer network fee structure, Visa’s conduct regarding PIN-Authenticated Visa Debit, and Visa agreements with merchants and acquirers relating to debit acceptance. On January 23, 2015, Visa filed a motion to dismiss the complaint.
Note 12—Subsequent Events
Credit facility renewal. On January 28, 2015, the Company, Visa International Service Association and Visa U.S.A. Inc. (collectively, the "Borrowers") entered into a 364-day, unsecured $3.0 billion revolving credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and the lenders party thereto. JPMorgan Chase Bank, N.A., acted as syndication agent in connection with the Credit Facility; Bank of China, Los Angeles Branch, Barclays Bank PLC, Citibank, N.A., HSBC Bank USA, N.A., Royal Bank of Canada, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association and Wells Fargo Bank, National Association, acted as Documentation Agents; and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of China, Los Angeles Branch, Barclays Bank PLC, Citigroup Global Markets, INC., HSBC Bank USA, N.A., RBC Capital Markets, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association and Wells Fargo Securities, LLC, acted as joint lead arrangers and joint book runners. The Credit Facility, which expires on January 27, 2016, replaced the Company’s prior $3.0 billion credit facility, which expired on January 28, 2015.
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
Class A common stock split. On January 28, 2015, Visa’s board of directors declared a four -for-one split of its class A common stock. Each class A common stockholder of record at the close of business on February 13, 2015 ("Record Date"), will receive a dividend of three additional shares on March 18, 2015 for every share held as of the Record Date. Trading will begin on a split-adjusted basis on March 19, 2015. Holders of class B and C common stock will not receive a stock dividend. Instead, the conversion rate for class B common stock will increase to 1.6483 shares of class A common stock per share of class B common stock, and the conversion rate for class C common stock will increase to 4.0 shares of class A common stock per share of class C common stock. Immediately following the split, the class A, B and C stockholders will retain the same relative ownership percentages that they had prior to the stock split. The stock split will increase the Company’s total as-converted shares of class A common stock outstanding as of March 19, 2015, from approximately 614 million shares to approximately 2.5 billion shares based on the share count as of January 27, 2015. All per share amounts and number of shares outstanding in these unaudited consolidated financial statements and accompanying notes are presented on a pre-split basis. As a result of the stock split, all historical per share data and number of shares outstanding presented in future financial statements will be retroactively adjusted.
Dividends. In January 2015, the Company’s board of directors declared a quarterly cash dividend of $0.48 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). The cash dividend will be paid on March 3, 2015, to all holders of record of the Company's class A, B and C common stock as of February 13, 2015, on a pre-split basis.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are identified by words such as "believes," "estimates," "expects," "may," "projects," "could," "will," "will continue" and other similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make about our revenue, client incentives, operating margin, tax rate, earnings per share, free cash flow, and the growth of those items.

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

•	increased regulation in jurisdictions outside of the United States and in other product categories;

•	increased government support of national payments networks outside the United States; and

•	increased regulation of consumer privacy, data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings;

•	economic factors, such as:

•	economic fragility in the Eurozone and in the United States;

•	general economic, political and social conditions in mature and emerging markets globally;

•	general stock market fluctuations which may impact consumer spending;

•	material changes in cross-border activity, foreign exchange controls and fluctuations in currency exchange rates;

•	volatility in market prices for oil and natural gas; and

•	material changes in our financial institution clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from our payments network;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving Visa-branded cards or payment products; and

•	failure to maintain systems interoperability with Visa Europe;

•	costs arising if Visa Europe were to exercise its right to require us to acquire all of its outstanding stock;

•	the loss of organizational effectiveness or key employees;

•	the failure to integrate acquisitions successfully or to effectively develop new products and businesses;

•	natural disasters, terrorist attacks, military or political conflicts, and public health emergencies; and

various other factors, including those contained in our Annual Report on Form 10-K for the year ended September 30, 2014 and our other filings with the U.S. Securities and Exchange Commission. You should not place undue reliance on such statements. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future developments or otherwise.

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the three months ended December 31, 2014 reflects the impacts of a modest global economic recovery.
Financial highlights. During the three months ended December 31, 2014, we recorded net income of $1.6 billion or $2.53 diluted earnings per share, an increase of 11% and 15% over the prior year, respectively.
We recorded total operating revenues of $3.4 billion for the three months ended December 31, 2014, an increase of 7% over the prior year driven by continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. The general strengthening of the U.S. dollar during the quarter resulted in an approximate negative two percentage point impact to our total operating revenue growth compared to the prior year.
Total operating expenses for the three months ended December 31, 2014 were $1.1 billion, reflecting a 6% increase over prior year primarily due to increases in headcount throughout the organization and continued investments in marketing and technology to support our global growth initiatives.
Class A common stock split. On January 28, 2015, Visa’s board of directors declared a four-for-one split of its class A common stock. Each class A common stockholder of record at the close of business on February 13, 2015 ("Record Date"), will receive a dividend of three additional shares on March 18, 2015 for every share held as of the Record Date. Trading will begin on a split-adjusted basis on March 19, 2015. Holders of class B and C common stock will not receive a stock dividend. Instead, the conversion rate for class B common stock will increase to 1.6483 shares of class A common stock per share of class B common stock, and the conversion rate for class C common stock will increase to 4.0 shares of class A common stock per share of class C common stock. Immediately following the split, the class A, B and C stockholders will retain the same relative ownership percentages that they had prior to the stock split. The stock split will increase the Company’s total as-converted shares of class A common stock outstanding as of March 19, 2015, from approximately 614 million shares to approximately 2.5 billion shares based on the share count as of January 27, 2015.
Reduction in as-converted class A common stock. In October 2014, our board of directors authorized a new $5.0 billion share repurchase program. During the three months ended December 31, 2014, we repurchased 3 million shares of our class A common stock using $803 million of cash on hand. As of December 31, 2014, we had remaining authorized funds of $4.9 billion. All share repurchase programs authorized prior to October 2014 have been completed. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Interchange reimbursement fees. On March 21, 2014, the Court of Appeals for the D.C. Circuit reversed a district court ruling invalidating the debit regulations implemented by the Federal Reserve in accordance with the Dodd-Frank Act. The appeals court agreed with the Federal Reserve on its interpretation, except for a single issue related to the interchange cost calculation which was referred back to the Federal Reserve for reconsideration. On January 20, 2015, the Supreme Court declined to hear a further appeal of the case, leaving in place the Court of Appeals decision.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume growth over the prior year posted double-digit growth in the U.S. and internationally, driven mainly by consumer credit. International payments volume nominal growth was negatively impacted by the overall strengthening of the U.S. dollar. On a constant dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three months ended September 30, 2014 is

13%. Processed transactions sustained double-digit growth reflecting the ongoing worldwide shift to electronic currency.
The following table presents nominal payments volume.(1)

	U.S.			International			Visa Inc.
	3 Months Ended September 30, 2014 (2)	3 Months Ended September 30, 2013 (2)	% Change	3 Months Ended September 30, 2014 (2)	3 Months Ended September 30, 2013 (2)	% Change	3 Months Ended September 30, 2014 (2)	3 Months Ended September 30, 2013 (2)	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$238	$212	12%	$424	$389	9%	$662	$601	10%
Consumer debit(3)	291	272	7%	122	105	16%	413	377	9%
Commercial(4)	102	91	13%	39	35	13%	142	126	13%
Total nominal payments volume	$632	$575	10%	$585	$529	11%	$1,217	$1,104	10%
Cash volume	124	117	6%	544	523	4%	667	640	4%
Total nominal volume(5)	$756	$692	9%	$1,129	$1,053	7%	$1,884	$1,745	8%
The following table presents nominal and constant payments volume growth.(1)

	International		Visa Inc.
	3 Months Ended September 30, 2014 vs. 2013		3 Months Ended September 30, 2014 vs. 2013
	Nominal(2)	Constant(6)	Nominal(2)	Constant(6)
Payments volume growth
Consumer credit	9%	11%	10%	12%
Consumer debit(3)	16%	20%	9%	10%
Commercial(4)	13%	14%	13%	13%
Total payments volume growth	11%	13%	10%	11%
Cash volume growth	4%	9%	4%	8%
Total volume growth	7%	11%	8%	10%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2014 and 2013, were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2014 and 2013, respectively.

(3)	Includes prepaid volume.

(4)	Includes large, middle and small business credit and debit, as well as prepaid volume.

(5)
Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased on Visa-branded cards and payment products. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution clients, subject to review by Visa. On occasion, previously presented volume information may be updated. Prior period updates are not material.

(6)	Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The table below provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network.(1)

	Three Months Ended December 31,
	2014	2013	% Change
	(in millions, except percentages)
Visa processed transactions(2)	17,599	15,985	10%
CyberSource billable transactions(3)	2,192	1,894	16%

(1)
Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

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

	Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,784	$1,690	$94	6%
International	1,544	1,412	132	9%
Visa Europe	54	53	1	3%
Total operating revenues	$3,382	$3,155	$227	7%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and nominal cross-border volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three months ended December 31, 2014, including impacts from our hedging program, resulted in an approximate negative two percentage point impact to our total operating revenue growth compared to the prior year. For the full 2015 fiscal year, we expect the effect of exchange rate movements to reduce total operating revenue growth by about two percentage points, net of offsetting hedges.

The following table sets forth the components of our total operating revenues.

	Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,538	$1,419	$119	8%
Data processing revenues	1,383	1,264	119	9%
International transaction revenues	970	891	79	9%
Other revenues	204	180	24	14%
Client incentives	(713)	(599)	(114)	19%
Total operating revenues	$3,382	$3,155	$227	7%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased during the three-month comparable period primarily due to 10% growth in nominal payments volume.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 10% during the three-month comparable period, combined with solid growth in CyberSource billable transactions.

•
International transaction revenues for the three-month comparable period increased reflecting 4% growth in nominal cross-border payments volume. Growth in international transaction revenues was greater than the growth in nominal cross-border payments volume due to higher volatility in a broad range of currencies.

•
Client incentives increased during the three-month comparable period mainly due to overall growth in global payments volume, and incentives recognized on long-term customer contracts that were initiated or renewed after the first quarter of fiscal 2014. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be in the range of 17.5% to 18.5% for the full 2015 fiscal year.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$509	$470	$39	8%
Marketing	205	186	19	10%
Network and processing	114	132	(18)	(13)%
Professional fees	70	75	(5)	(6)%
Depreciation and amortization	120	107	13	12%
General and administrative	126	108	18	15%
Total operating expenses	$1,144	$1,078	$66	6%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel increased primarily due to growth in headcount reflecting our strategy to invest for future growth, combined with higher incentive compensation.

•	Marketing increased primarily due to elevated levels of advertising and promotional campaigns to support our growth strategies and new product initiatives.

•	Network and processing decreased as a result of initiatives to optimize the use of our technology resources.

•	Professional fees decreased mainly due to lower costs incurred in our effort to align resources with our strategic priorities.

•
Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our digital solutions and core business initiatives.

•	General and administrative increased primarily due to higher product enhancement costs, increased travel activities, and facility expansions in support of our business growth.
Effective Income Tax Rate
The effective income tax rates were 31% and 32% for the three months ended December 31, 2014 and 2013, respectively. The effective tax rate for the three months ended December 31, 2014 differs from the effective tax rate in the same period in the prior fiscal year primarily due to the reversal of previously established reserves related to an uncertain state tax position based on new information received in the quarter ended December 31, 2014.
During the three months ended December 31, 2014, there were no significant changes in total unrecognized tax benefits.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Three Months Ended December 31,
	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$1,761	$1,541
Investing activities	(636)	(276)
Financing activities	(1,012)	(1,330)
Effect of exchange rate changes on cash and cash equivalents	1	—
Increase (decrease) in cash and cash equivalents	$114	$(65)
Operating activities. Cash provided by operating activities for the three months ended December 31, 2014 was higher than prior year, reflecting continued growth in our underlying business. Current quarter operating activities reflect $100 million of payments made from the litigation escrow account in connection with the interchange multidistrict litigation, which are also reflected as cash inflows within financing activities as they are covered by the retrospective responsibility plan. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements.
Investing activities. Cash used in investing activities was higher compared to the prior year, primarily reflecting a decrease in proceeds received from the sale and maturity of available-for-sale securities.
Financing activities. Cash used in financing activities during the three months ended December 31, 2014 reflects the use of $803 million to repurchase class A common stock in the open market and dividend payments of $297 million. Cash used in financing activities also reflects cash inflows relating to payments made from our litigation escrow account in connection with the interchange multidistrict litigation. See Note 2—Retrospective Responsibility Plan and Note 11—Legal Matters to our unaudited consolidated financial statements. Activity in the prior year primarily reflected $1.1 billion of cash used to repurchase class A common stock in the open market, and dividend payments of $254 million.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $5.9 billion at December 31, 2014. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2014, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.

Reduction in as-converted class A common stock. In October 2014, our board of directors authorized a new $5.0 billion share repurchase program. During the three months ended December 31, 2014, we repurchased 3 million shares of our class A common stock using $803 million of cash on hand. As of December 31, 2014, we had remaining authorized funds of $4.9 billion. All share repurchase programs authorized prior to October 2014 have been completed. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2014, we declared and paid $297 million in dividends. In January 2015, our board of directors declared a quarterly cash dividend in the amount of $0.48 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on March 3, 2015, to all holders of record as of February 13, 2015. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At December 31, 2014, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at December 31, 2014, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $10 billion. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.
Fair Value Measurements—Financial Instruments
As of December 31, 2014, our financial instruments measured at fair value on a recurring basis included $8.0 billion of assets and $152 million of liabilities. Of these instruments, $152 million, or 2%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the three months ended December 31, 2014, compared to September 30, 2014.

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
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, filed with the SEC on November 21, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
October 1-31, 2014	—	$—	—	$5,682,458,392
November 1-30, 2014	383,215	$251.37	159,448	$5,642,010,105
December 1-31, 2014	2,936,312	$259.84	2,936,312	$4,878,990,353
Total	3,319,527	$258.86	3,095,760

(1)
Includes 223,767 shares of class A common stock withheld at an average price of $249.75 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of our consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In October 2014, our board of directors authorized a new $5.0 billion share repurchase program. This authorization has no expiration date. All share repurchase programs authorized prior to October 2014 have been completed.

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

VISA INC.

Date:	January 29, 2015	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 29, 2015	By:	/s/ Byron H. Pollitt
		Name:	Byron H. Pollitt
		Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1*	Visa 2005 Deferred Compensation Plan, effective as of December 30, 2014

10.2	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.3	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.4	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.42	11/21/2014

10.5	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.43	11/21/2014

10.6	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.44	11/21/2014

10.7	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.45	11/21/2014

10.8	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.46	11/21/2014

10.9	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.47	11/21/2014

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.