Form 10-Q
period 2015-03-31
VISA INC.
filed 2015-04-30
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 27, 2015, there were 1,957,430,803 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 21,198,427 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	September 30, 2014
	(in millions, except par value data)
Assets
Cash and cash equivalents	$2,039	$1,971
Restricted cash—litigation escrow (Note 2)	1,178	1,498
Investment securities (Note 3):
Trading	71	69
Available-for-sale	2,496	1,910
Settlement receivable	679	786
Accounts receivable	896	822
Customer collateral (Note 6)	1,079	961
Current portion of client incentives	243	210
Deferred tax assets	838	1,028
Prepaid expenses and other current assets	586	307
Total current assets	10,105	9,562
Investment securities, available-for-sale (Note 3)	2,779	3,015
Client incentives	89	81
Property, equipment and technology, net	1,843	1,892
Other assets	887	855
Intangible assets, net	11,379	11,411
Goodwill	11,753	11,753
Total assets	$38,835	$38,569
Liabilities
Accounts payable	$81	$147
Settlement payable	1,126	1,332
Customer collateral (Note 6)	1,079	961
Accrued compensation and benefits	334	450
Client incentives	987	1,036
Accrued liabilities	701	624
Accrued litigation (Note 12)	1,135	1,456
Total current liabilities	5,443	6,006
Deferred tax liabilities	4,131	4,145
Other liabilities (Note 7)	1,024	1,005
Total liabilities	10,598	11,156

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	March 31, 2015	September 30, 2014
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,964 and 1,978 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively (Note 8)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2015 and September 30, 2014 (Note 8)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 20 and 22 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively (Note 8)	—	—
Additional paid-in capital	18,098	18,299
Accumulated income	10,108	9,131
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	6	31
Defined benefit pension and other postretirement plans	(84)	(84)
Derivative instruments classified as cash flow hedges	110	38
Foreign currency translation adjustments	(1)	(2)
Total accumulated other comprehensive income (loss), net	31	(17)
Total equity	28,237	27,413
Total liabilities and equity	$38,835	$38,569

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,577	$1,462	$3,115	$2,881
Data processing revenues	1,340	1,234	2,723	2,498
International transaction revenues	964	871	1,934	1,762
Other revenues	204	183	408	363
Client incentives	(676)	(587)	(1,389)	(1,186)
Total operating revenues	3,409	3,163	6,791	6,318
Operating Expenses
Personnel	483	446	992	916
Marketing	190	245	395	431
Network and processing	109	120	223	252
Professional fees	77	77	147	152
Depreciation and amortization	125	107	245	214
General and administrative	141	120	267	228
Litigation provision (Note 12)	3	—	3	—
Total operating expenses	1,128	1,115	2,272	2,193
Operating income	2,281	2,048	4,519	4,125
Non-operating income	1	13	25	19
Income before income taxes	2,282	2,061	4,544	4,144
Income tax provision (Note 11)	732	463	1,425	1,139
Net income	$1,550	$1,598	$3,119	$3,005

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in millions, except per share data)
Basic earnings per share (Note 9)
Class A common stock	$0.63	$0.63	$1.27	$1.18
Class B common stock	$1.04	$1.06	$2.09	$1.99
Class C common stock	$2.53	$2.53	$5.06	$4.74
Basic weighted-average shares outstanding (Note 9)
Class A common stock	1,963	2,003	1,969	2,011
Class B common stock	245	245	245	245
Class C common stock	20	26	21	26
Diluted earnings per share (Note 9)
Class A common stock	$0.63	$0.63	$1.26	$1.18
Class B common stock	$1.04	$1.06	$2.08	$1.99
Class C common stock	$2.52	$2.52	$5.05	$4.72
Diluted weighted-average shares outstanding (Note 9)
Class A common stock	2,460	2,534	2,469	2,544
Class B common stock	245	245	245	245
Class C common stock	20	26	21	26

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in millions)
Net income	$1,550	$1,598	$3,119	$3,005
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized (loss) gain	(9)	11	(19)	28
Income tax effect	4	(4)	7	(10)
Reclassification adjustment for net gain realized in net income	—	—	(21)	—
Income tax effect	—	—	8	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial loss and prior service credit	(6)	(8)	—	(7)
Income tax effect	1	3	—	3
Amortization of actuarial gain (loss) and prior service credit realized in net income	1	(5)	—	(7)
Income tax effect	—	2	—	3
Derivative instruments classified as cash flow hedges:
Net unrealized gain (loss)	65	(7)	128	17
Income tax effect	(20)	1	(37)	(3)
Reclassification adjustment for net gain realized in net income	(20)	(12)	(26)	(23)
Income tax effect	5	2	7	4
Foreign currency translation adjustments	—	—	1	—
Other comprehensive income (loss), net of tax	21	(17)	48	5
Comprehensive income	$1,571	$1,581	$3,167	$3,010

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2014	1,978	245	22	$18,299	$9,131	$(17)	$27,413
Net income					3,119		3,119
Other comprehensive income, net of tax						48	48
Comprehensive income							3,167
Issuance of restricted stock awards	2						—
Conversion of class C common stock upon sale into public market	10		(2)				—
Share-based compensation				93			93
Excess tax benefit for share-based compensation				70			70
Cash proceeds from exercise of stock options	1			46			46
Restricted stock and performance-based shares settled in cash for taxes	2			(106)			(106)
Cash dividends declared and paid, at a quarterly amount of $0.12 per as-converted share (Note 8)					(591)		(591)
Repurchase of class A common stock (Note 8)	(29)			(304)	(1,551)		(1,855)
Balance as of March 31, 2015	1,964	245	20	$18,098	$10,108	$31	$28,237

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
	(in millions)
Operating Activities
Net income	$3,119	$3,005
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of client incentives	1,389	1,186
Share-based compensation	93	89
Excess tax benefit for share-based compensation	(70)	(68)
Depreciation and amortization of property, equipment, technology and intangible assets	245	214
Deferred income taxes	173	(375)
Other	15	12
Change in operating assets and liabilities:
Settlement receivable	107	47
Accounts receivable	(74)	(71)
Client incentives	(1,479)	(1,251)
Other assets	(467)	(350)
Accounts payable	(44)	(68)
Settlement payable	(206)	(126)
Accrued and other liabilities	262	171
Accrued litigation (Note 12)	(324)	1,055
Net cash provided by operating activities	2,739	3,470
Investing Activities
Purchases of property, equipment, technology and intangible assets	(202)	(217)
Proceeds from sales of property, equipment and technology	10	—
Investment securities, available-for-sale:
Purchases	(1,267)	(1,292)
Proceeds from sales and maturities	895	1,406
Purchases of / contributions to other investments	(2)	(3)
Proceeds / distributions from other investments	9	—
Net cash used in investing activities	(557)	(106)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 8)	$(1,855)	$(2,210)
Dividends paid (Note 8)	(591)	(507)
Payments from (return to) litigation escrow account—retrospective responsibility plan (Note 2 and Note 12)	321	(1,056)
Cash proceeds from exercise of stock options	46	58
Restricted stock and performance-based shares settled in cash for taxes	(106)	(83)
Excess tax benefit for share-based compensation	70	68
Net cash used in financing activities	(2,115)	(3,730)
Effect of exchange rate changes on cash and cash equivalents	1	—
Increase (decrease) in cash and cash equivalents	68	(366)
Cash and cash equivalents at beginning of year	1,971	2,186
Cash and cash equivalents at end of period	$2,039	$1,820
Supplemental Disclosure
Income taxes paid, net of refunds	$1,376	$1,392
Accruals related to purchases of property, equipment, technology and intangible assets	$26	$27

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
On March 18, 2015, the Company completed a four-for-one split of its class A common stock effected in the form of a stock dividend. All per share amounts and number of shares outstanding in these unaudited consolidated financial statements and accompanying notes are presented on a post-split basis. See Note 8—Stockholders' Equity.
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
In March 2013, the FASB issued ASU 2013-05, which clarifies guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company adopted the standard effective October 1, 2014. The adoption did not have a material impact on the consolidated financial statements.
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
In January 2015, the FASB issued ASU 2015-01, which simplifies the classification, presentation and disclosure requirements for extraordinary events and unusual transactions by eliminating the concept of extraordinary items from U.S. GAAP. The Company will adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, which amends guidance relating to the assessment for determining when an entity should consolidate variable interest entities and limited partnerships. The Company will adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The standard impacts presentation only. The Company will adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, which provides guidance about a customer’s accounting for fees paid in a cloud computing arrangement. The amendment will help entities evaluate whether such an arrangement includes a software license, which should be accounted for consistent with the acquisition of other software licenses; otherwise, it should be accounted for as a service contract. The Company will adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. At March 31, 2015 and September 30, 2014, the balance of the escrow account was $1.2 billion and $1.5 billion, respectively. The Company paid $321 million to opt-out merchants from the litigation escrow account during the six months ended March 31, 2015 to settle their claims associated with the interchange multidistrict litigation. See Note 12—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the six months ended March 31, 2015 . See Note 12—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	March 31, 2015	September 30, 2014	March 31, 2015	September 30, 2014	March 31, 2015	September 30, 2014
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$2,160	$2,277
Commercial paper			$48	$37
Investment securities, trading:
Equity securities	71	69
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,112	2,162
U.S. Treasury securities	2,580	2,176
Equity securities	13	58
Corporate debt securities			563	522
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			119	40
Total	$4,824	$4,580	$2,842	$2,761	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$145	$145
Foreign exchange derivative instruments			$11	$6
Total	$—	$—	$11	$6	$145	$145
There were no significant transfers between Level 1 and Level 2 assets during the six months ended March 31, 2015 and 2014.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2015.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2015.
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
At March 31, 2015 and September 30, 2014, the Company determined the fair value of the put option to be $145 million. While $145 million represents the fair value of the put option at March 31, 2015, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $10 billion. During the six months ended March 31, 2015, there were no changes to the valuation methodology used to estimate the fair value of the put option. At March 31, 2015, the key unobservable inputs included a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.9x. At March 31, 2015, the Company's spot P/E was 21.8x, and there was a differential of 2.3x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option was exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $18 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $84 million in the value of the put option.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at March 31, 2015. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months. Changes in fair value are recorded as non-cash, non-operating income on the consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the six months ended March 31, 2015 or 2014. At March 31, 2015 and September 30, 2014, these investments totaled $28 million and $35 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2015, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2015.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at March 31, 2015, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at March 31, 2015, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $11 million in gross unrealized gains and $2 million in gross unrealized losses at March 31, 2015. There were $48 million gross unrealized gains and no gross unrealized losses at September 30, 2014. The gross unrealized gains at March 31, 2015 and September 30, 2014 primarily relate to the Company's available-for-sale equity securities. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.
Note 4—Debt
Credit facility. On January 28, 2015, the Company entered into an unsecured $3.0 billion revolving credit facility (the “Credit Facility”). The Credit Facility, which expires on January 27, 2016, replaced the Company's previous $3.0 billion credit facility, which expired on January 28, 2015. The Credit Facility contains covenants and events of default customary for facilities of this type. The participating lenders in the Credit Facility include affiliates of certain holders of the Company's class B and class C common stock and some of the Company's clients or affiliates of its clients. This facility is maintained to provide liquidity in the event of settlement failures by the Company's clients, to back up the commercial paper program and for general corporate purposes.
Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. Visa also agreed to pay a commitment fee, which will fluctuate based on the credit rating of the Company's senior unsecured long-term debt. Currently, the applicable margin is 0.00% to 0.75% depending on the type of the loan, and the commitment fee is 0.07%. There were no borrowings under either facility and the Company was in compliance with all related covenants during the six months ended March 31, 2015.
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
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost	$11	$12	$23	$23	$—	$—	$—	$—
Interest cost	10	11	20	21	—	—	—	—
Expected return on assets	(18)	(17)	(36)	(34)	—	—	—	—
Amortization of prior service credit	(1)	(2)	(3)	(4)	(1)	(1)	(2)	(2)
Curtailment gain	—	(3)	—	(3)	—	—	—	—
Settlement loss	2	—	4	1	—	—	—	—
Total net periodic benefit cost	$4	$1	$8	$4	$(1)	$(1)	$(2)	$(2)
Note 6—Settlement Guarantee Management
The Company indemnifies its financial institution clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with Visa’s operating regulations. The indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain financial institution clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $58.6 billion for the quarter ended March 31, 2015, compared to $56.9 billion for the quarter ended September 30, 2014. Of these settlement exposure amounts, $2.8 billion and $3.2 billion were covered by collateral at March 31, 2015 and September 30, 2014, respectively.
The Company maintained collateral as follows:

	March 31, 2015	September 30, 2014
	(in millions)
Cash equivalents	$1,079	$961
Pledged securities at market value	153	148
Letters of credit	1,196	1,242
Guarantees	1,211	1,554
Total	$3,639	$3,905
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at March 31, 2015 and September 30, 2014, respectively. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7— Other Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2015	September 30, 2014
	(in millions)
Accrued income taxes	$860	$855
Employee benefits	83	92
Other	81	58
Total	$1,024	$1,005
Note 8—Stockholders' Equity
Class A common stock split. In January 2015, Visa’s board of directors declared a four-for-one split of its class A common stock. Each class A common stockholder of record at the close of business on February 13, 2015 ("Record Date"), received a dividend of three additional shares on March 18, 2015 for every share held as of the Record Date. Trading began on a split-adjusted basis on March 19, 2015. Holders of class B and C common stock did not receive a stock dividend. Instead, the conversion rate for class B common stock increased to 1.6483 shares of class A common stock per share of class B common stock, and the conversion rate for class C common stock increased to 4.0 shares of class A common stock per share of class C common stock. Immediately following the split, the class A, B and C stockholders retained the same relative ownership percentages that they had prior to the stock split. All per share amounts and number of shares outstanding in these unaudited consolidated financial statements and accompanying notes are presented on a post-split basis. As a result of the stock split, all historical per share data and number of shares outstanding presented have been retroactively adjusted.
As-Converted Class A Common Stock. The number of shares of each class and the number of shares of class A common stock on an as-converted basis at March 31, 2015, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
Class A common stock	1,964	—		1,964
Class B common stock	245	1.6483	(2)	405
Class C common stock	20	4.0000		79
Total				2,448

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)
The class B to class A common stock conversion rate has been rounded for purposes of this disclosure. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.

Reduction in as-converted class A common stock. The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended March 31, 2015	Six Months Ended March 31, 2015
Shares repurchased in the open market (1)	16	29
Average repurchase price per share (2)	$64.84	$64.86
Total cost	$1,052	$1,855

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
As of March 31, 2015, the October 2014 program had remaining authorized funds of $3.8 billion for share repurchase. All share repurchase programs authorized prior to October 2014 have been completed.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends. In April 2015, the Company’s board of directors declared a quarterly cash dividend of $0.12 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). The cash dividend will be paid on June 2, 2015, to all holders of record of the Company's class A, B and C common stock as of May 15, 2015. The Company declared and paid $591 million in dividends during the six months ended March 31, 2015.
Note 9—Earnings Per Share
The following table presents earnings per share for the three months ended March 31, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,240	1,963	$0.63	$1,550	2,460	(3)	$0.63
Class B common stock(4)	255	245	$1.04	$255	245		$1.04
Class C common stock(4)	51	20	$2.53	$51	20		$2.52
Participating securities(5)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,550
The following table presents earnings per share for the six months ended March 31, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,492	1,969	$1.27	$3,119	2,469	(3)	$1.26
Class B common stock(4)	512	245	$2.09	$511	245		$2.08
Class C common stock(4)	107	21	$5.06	$106	21		$5.05
Participating securities(5)	8	Not presented	Not presented	$8	Not presented		Not presented
Net income	$3,119
The following table presents earnings per share for the three months ended March 31, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,266	2,003	$0.63	$1,598	2,534	(3)	$0.63
Class B common stock(4)	261	245	$1.06	$260	245		$1.06
Class C common stock(4)	66	26	$2.53	$65	26		$2.52
Participating securities(5)	5	Not presented	Not presented	$5	Not presented		Not presented
Net income	$1,598

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the six months ended March 31, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,381	2,011	$1.18	$3,005	2,544	(3)	$1.18
Class B common stock(4)	489	245	$1.99	$488	245		$1.99
Class C common stock(4)	125	26	$4.74	$124	26		$4.72
Participating securities(5)	10	Not presented	Not presented	$10	Not presented		Not presented
Net income	$3,005

(1)
Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. The number of shares and per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015. See Note 8—Stockholders' Equity.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three and six months ended March 31, 2015, and 413 million for the three and six months ended March 31, 2014. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 81 million and 84 million for the three and six months ended March 31, 2015, respectively, and 104 million and 105 million for the three and six months ended March 31, 2014, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 5 million common stock equivalents for the three and six months ended March 31, 2015, and 7 million common stock equivalents for the three and six months ended March 31, 2014, because their effect would be dilutive. The calculation excludes 1 million of common stock equivalents for the three and six months ended March 31, 2015, and 1 million and 2 million of common stock equivalents for the three and six months ended March 31, 2014, respectively, because their effect would have been anti-dilutive.

(4)
The outstanding number of shares of class B and C common stock was not impacted by the stock split as these stockholders received an adjustment to their respective conversion ratios instead of stock dividends. See Note 8—Stockholders' Equity. Weighted-average basic and diluted shares outstanding for class B and C common stock are calculated based on the common shares outstanding of each respective class rather than on an as-converted basis.

(5)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 10—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the six months ended March 31, 2015. The amounts presented below reflect the four-for-one stock split that was effected in the second quarter of fiscal 2015. See Note 8—Stockholders' Equity.

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,408,388	$12.00	$62.59
Restricted stock awards ("RSAs")	1,855,076	$62.78
Restricted stock units ("RSUs")	733,340	$62.56
Performance-based shares(1)	785,884	$69.78

(1)	Represents the maximum number of performance-based shares which could be earned.

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
Employee Stock Purchase Plan. In January 2015, the Company's class A stockholders approved the Visa Inc. Employee Stock Purchase Plan (the “ESPP”), under which substantially all employees are eligible to participate. The ESPP permits eligible employees to purchase the Company’s class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. A total of 20 million shares of class A common stock have been reserved for issuance under the ESPP. The first offering date was April 1, 2015. The ESPP is not expected to have a material impact on the consolidated financial statements.
Note 11—Income Taxes
The effective income tax rates were 32% and 31% for the three and six months ended March 31, 2015, respectively, and 22% and 27% for the three and six months ended March 31, 2014, respectively. The effective tax rates for the three and six months ended March 31, 2015 differ from the effective tax rates in the same periods in fiscal 2014 primarily due to the absence of a one-time $201 million tax benefit recorded in the second quarter of fiscal 2014 related to a deduction for U.S. domestic production activities, of which, $184 million related to prior fiscal years and $17 million related to the first quarter of fiscal 2014.
During the three and six months ended March 31, 2015, there were no significant changes in total unrecognized tax benefits or interest and penalties related to uncertain tax positions.
The Company’s tax filings are subject to examination by the U.S. federal, state and foreign tax authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is reasonably possible that in the next six to twelve months the Company will recognize up to $300 million of tax benefits, resulting from the decrease in the current amount of unrecognized tax benefits.
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
The following table summarizes activity related to accrued litigation.

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,456	$5
Reestablishment of obligation related to interchange multidistrict litigation	—	1,056
Additional provision for legal matters	3	—
Payments on legal matters	(324)	(1)
Balance at March 31	$1,135	$1,060
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
The following table summarizes the activity related to covered litigation.

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,449	$—
Payments on covered litigation	(321)	—
Reestablishment of obligation related to interchange multidistrict litigation	—	1,056
Balance at March 31	$1,128	$1,056
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
As of the date of filing this quarterly report, Visa has reached settlement agreements with a number of merchants representing approximately 24% of the Visa-branded payment card sales volume of merchants who opted out.
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
In the Texas state court case filed by merchants, which generally pursues claims on allegations similar to those raised in MDL 1720, on April 2, 2015, the court granted plaintiffs’ motion for partial summary judgment regarding standing and denied defendants’ cross-motion. The court has set a trial date of September 21, 2015.
Other Litigation

"Indirect Purchaser" Actions
In early December 2014, objectors to the settlement in the consolidated Credit/Debit Card Tying Cases petitioned for review by the California Supreme Court, which the court denied on February 11, 2015.
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
Korean Fair Trade Commission
On March 13, 2015, the Korean Fair Trade Commission notified Visa that it is discontinuing the investigation into Visa’s requirements for processing of international transactions over VisaNet.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are identified by words such as "believes," "estimates," "expects," "may," "projected," "could," "will," "will continue" and other similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make about our revenue, client incentives, operating margin, tax rate, earnings per share, free cash flow, and the growth of those items.
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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the first half of fiscal 2015 reflects the impacts of a modest global economic recovery.
Financial highlights. During the three months ended March 31, 2015, we recorded net income of $1.6 billion, a decrease of 3% over the prior year comparable period. Diluted class A earnings per share for the same period was $0.63, flat over prior year. During the six months ended March 31, 2015, we recorded net income of $3.1 billion, or diluted class A earnings per share of $1.26, an increase of 4% and 7%, respectively, over the prior year comparable period. Our financial results for the three and six months ended March 31, 2014 reflect a one-time tax benefit of $201 million related to a deduction for U.S. domestic production activities, of which, $184 million related to prior fiscal years and $17 million related to the first quarter of fiscal 2014.
We recorded total operating revenues of $3.4 billion and $6.8 billion, an increase of 8% and 7% over the prior year, for the three and six months ended March 31, 2015, respectively. Increases in total operating revenues were driven by continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. The general strengthening of the U.S. dollar during the three and six months resulted in a negative two-and-a-half percentage point impact and a negative two percentage point impact, respectively, to our total operating revenue growth compared to the prior year comparable periods.
Total operating expenses for the three and six months ended March 31, 2015 were $1.1 billion and $2.3 billion, a 1% and 4% increase over prior year, respectively, primarily due to increases in personnel, general and administrative expenses and additional depreciation from our ongoing investments in technology assets and infrastructure. The increases were partially offset by the absence of a number of marketing campaigns in the prior year such as the 2014 Winter Olympics and 2014 FIFA World Cup.
Class A common stock split. In January 2015, Visa’s board of directors declared a four-for-one split of its class A common stock. Each class A common stockholder of record at the close of business on February 13, 2015 ("Record Date"), received a dividend of three additional shares on March 18, 2015 for every share held as of the Record Date. Trading began on a split-adjusted basis on March 19, 2015. Holders of class B and C common stock did not receive a stock dividend. Instead, the conversion rate for class B common stock increased to 1.6483 shares of class A common stock per share of class B common stock, and the conversion rate for class C common stock increased to 4.0 shares of class A common stock per share of class C common stock. Immediately following the split, the class A, B and C stockholders retained the same relative ownership percentages that they had prior to the stock split. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements.

Reduction in as-converted class A common stock. During the three months ended March 31, 2015, we repurchased 16 million shares of our class A common stock in the open market using $1.1 billion of cash on hand. As of March 31, 2015, we had remaining authorized funds of $3.8 billion. All share repurchase programs authorized prior to October 2014 have been completed. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements.
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
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted double-digit growth in the U.S., driven mainly by consumer credit. International payments volume nominal growth was negatively impacted by the overall strengthening of the U.S. dollar. On a constant dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and six months ended December 31, 2014 is 13%. Processed transactions sustained double-digit growth reflecting the ongoing worldwide shift to electronic currency.
The following tables present nominal payments volume.(1)

	U.S.			International			Visa Inc.
	3 Months Ended December 31, 2014(2)	3 Months Ended December 31, 2013(2)	% Change	3 Months Ended December 31, 2014(2)	3 Months Ended December 31, 2013 (2)	% Change	3 Months Ended December 31, 2014(2)	3 Months Ended December 31, 2013(2)	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$253	$223	13%	$433	$416	4%	$686	$640	7%
Consumer debit(3)	296	278	6%	122	119	2%	417	397	5%
Commercial(4)	102	90	14%	40	38	5%	142	128	11%
Total nominal payments volume	$651	$591	10%	$594	$573	4%	$1,245	$1,164	7%
Cash volume	121	115	5%	533	559	(5)%	654	674	(3)%
Total nominal volume(5)	$772	$706	9%	$1,128	$1,132	—%	$1,900	$1,838	3%

	U.S.			International			Visa Inc.
	6 Months Ended December 31, 2014(2)	6 Months Ended December 31, 2013(2)	% Change	6 Months Ended December 31, 2014(2)	6 Months Ended December 31, 2013(2)	% Change	6 Months Ended December 31, 2014(2)	6 Months Ended December 31, 2013(2)	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$491	$436	13%	$857	$805	6%	$1,348	$1,241	9%
Consumer debit(3)	587	550	7%	244	224	9%	831	774	7%
Commercial(4)	205	181	13%	79	73	9%	284	253	12%
Total nominal payments volume	$1,283	$1,166	10%	$1,180	$1,102	7%	$2,462	$2,269	9%
Cash volume	245	232	6%	1,077	1,083	(1)%	1,322	1,314	1%
Total nominal volume(5)	$1,528	$1,398	9%	$2,257	$2,185	3%	$3,784	$3,583	6%

The following table presents nominal and constant payments volume growth.(1)

	International		Visa Inc.		International		Visa Inc.
	3 Months Ended December 31, 2014 vs. 2013(2)		3 Months Ended December 31, 2014 vs. 2013(2)		6 Months Ended December 31, 2014 vs. 2013(2)		6 Months Ended December 31, 2014 vs. 2013(2)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	4%	12%	7%	13%	6%	12%	9%	12%
Consumer debit(3)	2%	15%	5%	9%	9%	17%	7%	10%
Commercial(4)	5%	14%	11%	14%	9%	14%	12%	13%
Total payments volume growth	4%	13%	7%	11%	7%	13%	9%	11%
Cash volume growth	(5)%	10%	(3)%	9%	(1)%	9%	1%	9%
Total volume growth	—%	11%	3%	10%	3%	11%	6%	10%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2015 and 2014, were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2014 and 2013, respectively.

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
The following table provides the number of transactions processed by our VisaNet system and billable transactions processed by CyberSource’s network.(1)

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
	(in millions, except percentages)
Visa processed transactions(2)	16,980	15,354	11%	34,579	31,339	10%
CyberSource billable transactions(3)	2,113	1,859	14%	4,305	3,753	15%

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

	Three Months Ended March 31,		2015 vs. 2014		Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,782	$1,683	$99	6%	$3,566	$3,374	$192	6%
International	1,572	1,427	145	10%	3,115	2,839	276	10%
Visa Europe	55	53	2	5%	110	105	5	4%
Total operating revenues	$3,409	$3,163	$246	8%	$6,791	$6,318	$473	7%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues primarily reflects continued growth in our underlying business drivers: nominal payments volume; processed transactions; and nominal cross-border volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues and international transaction revenues, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three months and six months ended March 31, 2015, as partially mitigated by our hedging program, resulted in a negative two-and-a-half percentage point impact and a negative two percentage point impact, respectively, to our total operating revenue growth compared to the prior year comparable periods. For the full 2015 fiscal year, we expect the effect of exchange rate movements to reduce total operating revenue growth by about two percentage points, net of offsetting hedges.
The following table sets forth the components of our total operating revenues.

	Three Months Ended March 31,		2015 vs. 2014		Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,577	$1,462	$115	8%	$3,115	$2,881	$234	8%
Data processing revenues	1,340	1,234	106	9%	2,723	2,498	225	9%
International transaction revenues	964	871	93	11%	1,934	1,762	172	10%
Other revenues	204	183	21	12%	408	363	45	13%
Client incentives	(676)	(587)	(89)	15%	(1,389)	(1,186)	(203)	17%
Total operating revenues	$3,409	$3,163	$246	8%	$6,791	$6,318	$473	7%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased due to 7% and 9% growth in nominal payments volume during the three and six month comparable periods, respectively.

•	Data processing revenues increased primarily due to overall growth in processed transactions of 11% and 10% during the three and six month comparable periods, respectively.

•
International transaction revenues for the three and six month comparable periods increased reflecting a 2% and 3% growth in nominal cross-border payments volume, respectively. Growth in international transaction revenues was greater than the growth in nominal cross-border payments volume primarily due to higher volatility in a broad range of currencies.

•	Other revenues increased mainly due to license and certification fees, and various fees associated with the operation of our payments network.

•
Client incentives increased during the three and six month comparable period mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the second quarter of fiscal 2014. The increase also reflects the overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be in the range of 17.5% to 18.5% for the full 2015 fiscal year.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended March 31,		2015 vs. 2014		Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$483	$446	$37	8%	$992	$916	$76	8%
Marketing	190	245	(55)	(22)%	395	431	(36)	(8)%
Network and processing	109	120	(11)	(9)%	223	252	(29)	(11)%
Professional fees	77	77	—	—%	147	152	(5)	(3)%
Depreciation and amortization	125	107	18	17%	245	214	31	15%
General and administrative	141	120	21	18%	267	228	39	17%
Litigation Provision	$3	$—	$3	NM	$3	$—	$3	NM
Total operating expenses	$1,128	$1,115	$13	1%	$2,272	$2,193	$79	4%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel increased primarily due to growth in headcount reflecting our strategy to invest for future growth.

•
Marketing decreased mainly due to the absence of the 2014 Sochi Winter Olympics and 2014 FIFA World Cup spend incurred in fiscal 2014. The decrease was partially offset by advertising and promotional campaigns to support our growth strategies and new product initiatives.

•	Network and processing decreased as a result of initiatives to optimize the use of our technology resources.

•
Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our digital solutions and core business initiatives.

•
General and administrative increased primarily due to losses incurred from the sale of assets held by an international subsidiary, combined with an increase in travel activities and facilities costs in support of our business growth. These increases were partially offset by unrealized foreign exchange gains recorded in the current year upon the remeasurement of monetary assets and liabilities held by foreign subsidiaries into their functional currency.

Effective Income Tax Rate
The effective income tax rates were 32% and 31% for the three and six months ended March 31, 2015, respectively, and 22% and 27% for the three and six months ended March 31, 2014, respectively. The effective tax rates for the three and six months ended March 31, 2015 differ from the effective tax rates in the same periods in fiscal 2014 primarily due to the absence of a one-time $201 million tax benefit recorded in the second quarter of fiscal 2014 related to a deduction for U.S. domestic production activities, of which, $184 million related to prior fiscal years and $17 million related to the first quarter of fiscal 2014.
During the three and six months ended March 31, 2015, there were no significant changes in total unrecognized tax benefits.
Our tax filings are subject to examination by the U.S. federal, state and foreign tax authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is reasonably possible that in the next six to twelve months the Company will recognize up to $300 million of tax benefits, resulting from the decrease in the current amount of unrecognized tax benefits.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Six Months Ended March 31,
	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$2,739	$3,470
Investing activities	(557)	(106)
Financing activities	(2,115)	(3,730)
Effect of exchange rate changes on cash and cash equivalents	1	—
Increase (decrease) in cash and cash equivalents	$68	$(366)
Operating activities. The change in cash provided by operating activities for the six months ended March 31, 2015 compared to the prior year comparable period reflects cash flows related to the interchange multidistrict litigation in both periods, as follows:

•	payments of $321 million made from the litigation escrow account and a related decrease of approximately $59 million of income taxes paid in the first half of fiscal 2015; and

•	the return of $1.1 billion in takedown payments and related income taxes paid of $194 million in the first half of fiscal 2014.
The cash inflows and outflows related to the litigation escrow account are also reflected as offsetting cash flows within financing activities for their respective periods as they are covered by the retrospective responsibility plan.
Absent the above impacts, cash provided by operating activities increased in the six months ended March 31, 2015 to approximately $3.0 billion, compared to $2.6 billion in the prior year comparable period, reflecting growth in our underlying business. See Note 2—Retrospective Responsibility Plan and Note 12—Legal Matters to our unaudited consolidated financial statements.
Investing activities. Cash used in investing activities was higher compared to the prior year, primarily reflecting a decrease in proceeds received from the sale and maturity of available-for-sale securities.
Financing activities. Cash used in financing activities during the first half of fiscal year 2015 reflects the use of $1.9 billion to repurchase class A common stock in the open market and dividend payments of $591 million, offset by $321 million of payments made from our litigation escrow account in connection with the interchange multidistrict litigation. Activity in the prior year primarily reflected $2.2 billion of cash used to repurchase class A common stock in the open market, approximately $1.1 billion of takedown payments returned to the litigation escrow account in connection with the interchange multidistrict litigation, and dividend payments of $507 million. See Note 2—Retrospective Responsibility Plan and Note 12—Legal Matters to our unaudited consolidated financial statements.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $6.2 billion at March 31, 2015. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
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

Reduction in as-converted class A common stock. During the six months ended March 31, 2015, we repurchased 29 million shares of our class A common stock in the open market using $1.9 billion of cash on hand. As of March 31, 2015, we had remaining authorized funds of $3.8 billion. All share repurchase programs authorized prior to October 2014 have been completed. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2015, we declared and paid $591 million in dividends. In April 2015, our board of directors declared a quarterly cash dividend in the amount of $0.12 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on June 2, 2015, to all holders of record as of May 15, 2015. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At March 31, 2015, we determined the fair value of the put option liability to be approximately $145 million. While this amount represents the fair value of the put option at March 31, 2015, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $10 billion. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.
Fair Value Measurements—Financial Instruments
As of March 31, 2015, our financial instruments measured at fair value on a recurring basis included $7.7 billion of assets and $156 million of liabilities. Of these instruments, $152 million, or 2%, had significant unobservable inputs, with the Visa Europe put option liability constituting $145 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the six months ended March 31, 2015, compared to September 30, 2014.

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
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2015. The amounts presented below reflect the four-for-one stock split that was effected in the second quarter of fiscal 2015. Refer to Note 8—Stockholders' Equity in the unaudited consolidated financial statements included in this Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
January 1-31, 2015	10,143,040	$64.08	10,143,008	$4,228,990,603
February 1-28, 2015	1,574,212	$64.22	1,497,500	$4,133,033,008
March 1-31, 2015	4,582,224	$66.77	4,582,224	$3,827,069,771
Total	16,299,476	$64.85	16,222,732

(1)
Includes 76,744 shares of class A common stock withheld at an average price of $67.01 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

VISA INC.

Date:	April 30, 2015	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2015	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	1/29/2015

3.2	Sixth Amended and Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/29/2015

3.3	Amended and Restated Bylaws of Visa Inc., as amended	8-K	001-33977	3.3	1/29/2015

3.4	Certificate of Correction of the Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	2/27/2015

10.1	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	B	12/14/2014

10.2	Offer Letter and One-Time Cash Award Agreement, dated January 27, 2015, between Visa Inc. and Vasant M. Prabhu	8-K	001-33977	99.2	2/2/2015

10.3*
364-Day Revolving Credit Agreement, dated January 28, 2015, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein

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