Form 10-Q
period 2015-06-30
VISA INC.
filed 2015-07-23
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 17, 2015, there were 1,951,387,285 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 19,208,816 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	September 30, 2014
	(in millions, except par value data)
Assets
Cash and cash equivalents	$2,147	$1,971
Restricted cash—litigation escrow (Note 2)	1,143	1,498
Investment securities (Note 3):
Trading	71	69
Available-for-sale	2,504	1,910
Settlement receivable	704	786
Accounts receivable	892	822
Customer collateral (Note 6)	1,068	961
Current portion of client incentives	248	210
Deferred tax assets	834	1,028
Prepaid expenses and other current assets	457	307
Total current assets	10,068	9,562
Investment securities, available-for-sale (Note 3)	3,300	3,015
Client incentives	94	81
Property, equipment and technology, net	1,847	1,892
Other assets	920	855
Intangible assets, net (Note 7)	11,375	11,411
Goodwill (Note 7)	11,825	11,753
Total assets	$39,429	$38,569
Liabilities
Accounts payable	$89	$147
Settlement payable	1,237	1,332
Customer collateral (Note 6)	1,068	961
Accrued compensation and benefits	439	450
Client incentives	1,053	1,036
Accrued liabilities	806	624
Accrued litigation (Note 13)	1,097	1,456
Total current liabilities	5,789	6,006
Deferred tax liabilities	4,134	4,145
Other liabilities (Note 8)	879	1,005
Total liabilities	10,802	11,156

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	June 30, 2015	September 30, 2014
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,951 and 1,978 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2015 and September 30, 2014 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 19 and 22 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively (Note 9)	—	—
Additional paid-in capital	18,008	18,299
Accumulated income	10,623	9,131
Accumulated other comprehensive loss, net:
Investment securities, available-for-sale	5	31
Defined benefit pension and other postretirement plans	(86)	(84)
Derivative instruments classified as cash flow hedges	78	38
Foreign currency translation adjustments	(1)	(2)
Total accumulated other comprehensive loss, net	(4)	(17)
Total equity	28,627	27,413
Total liabilities and equity	$39,429	$38,569

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,550	$1,417	$4,665	$4,298
Data processing revenues	1,400	1,321	4,123	3,819
International transaction revenues	1,039	860	2,973	2,622
Other revenues	199	195	607	558
Client incentives	(670)	(638)	(2,059)	(1,824)
Total operating revenues	3,518	3,155	10,309	9,473
Operating Expenses
Personnel	566	463	1,558	1,379
Marketing	224	228	619	659
Network and processing	117	127	340	379
Professional fees	82	82	229	234
Depreciation and amortization	130	109	375	323
General and administrative	137	126	404	354
Litigation provision (Note 13)	—	—	3	—
Total operating expenses	1,256	1,135	3,528	3,328
Operating income	2,262	2,020	6,781	6,145
Non-operating (expense) income	(94)	10	(69)	29
Income before income taxes	2,168	2,030	6,712	6,174
Income tax provision (Note 12)	471	670	1,896	1,809
Net income	$1,697	$1,360	$4,816	$4,365

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Basic earnings per share (Note 10)
Class A common stock	$0.69	$0.54	$1.96	$1.73
Class B common stock	$1.14	$0.91	$3.23	$2.91
Class C common stock	$2.78	$2.17	$7.84	$6.91
Basic weighted-average shares outstanding (Note 10)
Class A common stock	1,955	1,982	1,964	2,001
Class B common stock	245	245	245	245
Class C common stock	20	26	21	26
Diluted earnings per share (Note 10)
Class A common stock	$0.69	$0.54	$1.96	$1.72
Class B common stock	$1.14	$0.91	$3.22	$2.90
Class C common stock	$2.77	$2.17	$7.82	$6.89
Diluted weighted-average shares outstanding (Note 10)
Class A common stock	2,448	2,511	2,462	2,533
Class B common stock	245	245	245	245
Class C common stock	20	26	21	26

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income	$1,697	$1,360	$4,816	$4,365
Other comprehensive (loss) income, net of tax:
Investment securities, available-for-sale:
Net unrealized loss	(2)	(30)	(21)	(2)
Income tax effect	1	11	8	1
Reclassification adjustment for net gain realized in net income	—	—	(21)	—
Income tax effect	—	—	8	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial loss and prior service credit	—	—	—	(7)
Income tax effect	—	—	—	3
Amortization of actuarial gain and prior service credit realized in net income	(3)	—	(3)	(7)
Income tax effect	1	—	1	3
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(10)	(14)	118	3
Income tax effect	4	3	(33)	—
Reclassification adjustment for net gain realized in net income	(35)	(16)	(61)	(39)
Income tax effect	9	4	16	8
Foreign currency translation adjustments	—	—	1	—
Other comprehensive (loss) income, net of tax	(35)	(42)	13	(37)
Comprehensive income	$1,662	$1,318	$4,829	$4,328

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock			Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2014	1,978	245	22	$18,299	$9,131	$(17)	$27,413
Net income					4,816		4,816
Other comprehensive income, net of tax						13	13
Comprehensive income							4,829
Issuance of restricted stock awards	2						—
Conversion of class C common stock upon sale into public market	12		(3)				—
Share-based compensation				139			139
Excess tax benefit for share-based compensation				78			78
Cash proceeds from issuance of common stock under employee equity plans	2			68			68
Restricted stock and performance-based shares settled in cash for taxes	1			(105)			(105)
Cash dividends declared and paid, at a quarterly amount of $0.12 per as-converted share (Note 9)					(885)		(885)
Repurchase of class A common stock (Note 9)	(44)			(471)	(2,439)		(2,910)
Balance as of June 30, 2015	1,951	245	19	$18,008	$10,623	$(4)	$28,627

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
	(in millions)
Operating Activities
Net income	$4,816	$4,365
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of client incentives	2,059	1,824
Fair value adjustment for the Visa Europe put option	110	—
Share-based compensation	139	130
Excess tax benefit for share-based compensation	(78)	(82)
Depreciation and amortization of property, equipment, technology and intangible assets	375	323
Deferred income taxes	196	(358)
Other	18	10
Change in operating assets and liabilities:
Settlement receivable	82	24
Accounts receivable	(64)	(55)
Client incentives	(2,093)	(1,775)
Other assets	(342)	(318)
Accounts payable	(52)	(86)
Settlement payable	(95)	82
Accrued and other liabilities	141	273
Accrued litigation (Note 13)	(362)	1,055
Net cash provided by operating activities	4,850	5,412
Investing Activities
Purchases of property, equipment, technology and intangible assets	(276)	(326)
Proceeds from sales of property, equipment and technology	10	—
Investment securities, available-for-sale:
Purchases	(2,315)	(1,842)
Proceeds from sales and maturities	1,410	1,863
Acquisition, net of cash received (Note 7)	(93)	(134)
Purchases of / contributions to other investments	(22)	(3)
Proceeds / distributions from other investments	10	—
Net cash used in investing activities	(1,276)	(442)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 9)	$(2,910)	$(3,362)
Dividends paid (Note 9)	(885)	(758)
Payments from (return to) litigation escrow account—retrospective responsibility plan (Note 2 and Note 13)	355	(1,056)
Cash proceeds from issuance of common stock under employee equity plans	68	81
Restricted stock and performance-based shares settled in cash for taxes	(105)	(85)
Excess tax benefit for share-based compensation	78	82
Net cash used in financing activities	(3,399)	(5,098)
Effect of exchange rate changes on cash and cash equivalents	1	—
Increase (decrease) in cash and cash equivalents	176	(128)
Cash and cash equivalents at beginning of year	1,971	2,186
Cash and cash equivalents at end of period	$2,147	$2,058
Supplemental Disclosure
Income taxes paid, net of refunds	$1,892	$1,943
Accruals related to purchases of property, equipment, technology and intangible assets	$67	$42

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
On March 18, 2015, the Company completed a four-for-one split of its class A common stock effected in the form of a stock dividend. All per share amounts and number of shares outstanding in these unaudited consolidated financial statements and accompanying notes are presented on a post-split basis. See Note 9—Stockholders' Equity.
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
Note 2—Retrospective Responsibility Plan
Under the terms of the retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. At June 30, 2015 and September 30, 2014, the balance of the escrow account was $1.1 billion and $1.5 billion, respectively. The Company paid $355 million to opt-out merchants from the litigation escrow account during the nine months ended June 30, 2015 to settle their claims associated with the interchange multidistrict litigation. See Note 13—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the nine months ended June 30, 2015. See Note 13—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$2,239	$2,277
Commercial paper			$45	$37
Investment securities, trading:
Equity securities	71	69
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,482	2,162
U.S. Treasury securities	2,756	2,176
Equity securities	12	58
Corporate debt securities			548	522
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			71	40
Total	$5,078	$4,580	$3,146	$2,761	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$255	$145
Foreign exchange derivative instruments			$8	$6
Total	$—	$—	$8	$6	$255	$145
There were no significant transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2015 and 2014.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2015.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2015.
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
At June 30, 2015, the Company determined the fair value of the put option to be $255 million compared to $145 million at September 30, 2014. While $255 million represents the fair value of the put option at June 30, 2015, it does not represent the actual purchase price that the Company may be required to pay if the option is exercised. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $15 billion. During the nine months ended June 30, 2015, there were no changes to the valuation methodology used to estimate the fair value of the put option. The increase in value was primarily driven by an increase in estimated Visa Europe adjusted sustainable income partially offset by a decrease in the P/E differential. At June 30, 2015 and September 30, 2014, the key unobservable inputs included a 40% probability of exercise by Visa Europe at some point in the future and an estimated P/E differential of 1.4x and 1.9x, respectively. At June 30, 2015, the Company's spot P/E was 22.5x, and there was a differential of 1.6x between this ratio and the estimated spot ratio applicable to Visa Europe. These ratios are for reference only and are not necessarily indicative of the ratio or differential that could be applicable if the put option was exercised at any point in the future. The use of an assumed probability of exercise that is 5% higher than the Company's estimate would have resulted in an increase of approximately $32 million in the value of the put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $259 million in the value of the put option.
Both the Company's estimate of the probability of exercise and the option purchase price discussed above are based on Visa Europe's exercise of the put option on its existing terms. The Company and Visa Europe, however, remain free to structure a business combination on terms that could be substantially different from the existing terms of the put option. Therefore, the above estimates should not be understood to represent the Company's estimate of the overall likelihood of a business combination transaction with Visa Europe, or of the potential purchase price to be paid by the Company in any such transaction.
The put option is exercisable at any time at the sole discretion of Visa Europe. As such, the put option liability is included in accrued liabilities on the Company's consolidated balance sheet at June 30, 2015. Classification in current liabilities is not an indication of management’s expectation of exercise and simply reflects the fact that the

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation resulting from the exercise of the instrument could become payable within 12 months. Changes in fair value are recorded as non-cash, non-operating expense on the consolidated statements of operations.
We believe there is compelling logic for both Visa Inc. and Visa Europe to consummate a business combination and therefore regularly engage in such discussions and are currently in such discussions. There is no assurance, however, that any transaction will be ultimately agreed or implemented.
Assets Measured at Fair Value on a Non-recurring Basis.
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the nine months ended June 30, 2015 or 2014. At June 30, 2015 and September 30, 2014, these investments totaled $43 million and $35 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2015, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2015.
Other Financial Instruments Not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at June 30, 2015, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at June 30, 2015 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities
The Company had $9 million in gross unrealized gains and $3 million in gross unrealized losses at June 30, 2015. There were $48 million gross unrealized gains and no gross unrealized losses at September 30, 2014. The gross unrealized gains at September 30, 2014 primarily relate to the Company's available-for-sale equity securities. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.
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

Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. Visa also agreed to pay a commitment fee, which will fluctuate based on the credit rating of the Company's senior unsecured long-term debt. Currently, the applicable margin is 0.00% to 0.75% depending on the type of the loan, and the commitment fee is 0.07%. There were no borrowings under either facility and the Company was in compliance with all related covenants during the nine months ended June 30, 2015.
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
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost	$12	$11	$35	$34	$—	$—	$—	$—
Interest cost	10	10	30	31	—	—	—	—
Expected return on assets	(18)	(17)	(54)	(51)	—	—	—	—
Amortization of:
Prior service credit	(2)	(2)	(5)	(6)	—	—	(2)	(2)
Actuarial loss (gain)	—	1	—	1	(1)	(1)	(1)	(1)
Curtailment gain	—	—	—	(3)	—	—	—	—
Settlement loss	1	2	5	3	—	—	—	—
Total net periodic benefit cost	$3	$5	$11	$9	$(1)	$(1)	$(3)	$(3)
Note 6—Settlement Guarantee Management
The Company indemnifies its financial institution clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with Visa’s operating regulations. The indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain financial institution clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $43.9 billion for the quarter ended June 30, 2015, compared to $56.9 billion for the quarter ended September 30, 2014. The decrease in the Company's estimated maximum settlement exposure for the quarter ended June 30, 2015 is due to recent changes in Visa's operating regulations that reduced the number of transactions covered by its settlement indemnification. Of these settlement exposure amounts, $2.2 billion and $3.2 billion were covered by collateral at June 30, 2015 and September 30, 2014, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintained collateral as follows:

	June 30, 2015	September 30, 2014
	(in millions)
Cash equivalents	$1,068	$961
Pledged securities at market value	155	148
Letters of credit	1,165	1,242
Guarantees	1,213	1,554
Total	$3,601	$3,905
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at June 30, 2015 and September 30, 2014. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 7—Goodwill and Intangible Assets
In April 2015, the Company acquired a business in which it previously held a minority interest. The total purchase consideration was approximately $116 million, excluding the Company's previously held minority interest, paid primarily with cash on hand. Total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired, and to liabilities assumed based on their respective fair values on the acquisition date. Related finite-lived intangible assets recorded totaled $13 million with a weighted-average useful life of 6.7 years. Goodwill of $72 million was recorded to reflect the excess purchase consideration over net assets acquired.
The consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma information related to the acquisition has not been presented as the impact is not material to the Company's financial results.
Note 8—Other Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2015	September 30, 2014
	(in millions)
Accrued income taxes (1)	$716	$855
Employee benefits	86	92
Other	77	58
Total	$879	$1,005

(1)	The decrease in non-current accrued taxes is primarily due to a decrease in liabilities for uncertain tax positions. See Note 12—Income Taxes.
Note 9—Stockholders' Equity
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock split. All per share amounts and number of shares outstanding in these unaudited consolidated financial statements and accompanying notes are presented on a post-split basis. As a result of the stock split, all historical per share data and number of shares outstanding presented have been retroactively adjusted.
As-Converted Class A Common Stock. The number of shares of each class and the number of shares of class A common stock on an as-converted basis at June 30, 2015, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
Class A common stock	1,951	—		1,951
Class B common stock	245	1.6483	(2)	405
Class C common stock	19	4.0000		77
Total				2,433

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted class A common stock. The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Shares repurchased in the open market (1)	15	44
Average repurchase price per share (2)	$68.05	$65.98
Total cost	$1,055	$2,910

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
As of June 30, 2015, the October 2014 program had remaining authorized funds of $2.8 billion for share repurchase. All share repurchase programs authorized prior to October 2014 have been completed.
Dividends. In July 2015, the Company’s board of directors declared a quarterly cash dividend of $0.12 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). The cash dividend will be paid on September 1, 2015, to all holders of record of the Company's class A, B and C common stock as of August 14, 2015. The Company declared and paid $885 million in dividends during the nine months ended June 30, 2015.
Note 10—Earnings Per Share
The following table presents earnings per share for the three months ended June 30, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,358	1,955	$0.69	$1,697	2,448	(3)	$0.69
Class B common stock(4)	281	245	$1.14	$281	245		$1.14
Class C common stock(4)	54	20	$2.78	$54	20		$2.77
Participating securities(5)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,697

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the nine months ended June 30, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,850	1,964	$1.96	$4,816	2,462	(3)	$1.96
Class B common stock(4)	793	245	$3.23	$792	245		$3.22
Class C common stock(4)	161	21	$7.84	$161	21		$7.82
Participating securities(5)	12	Not presented	Not presented	$12	Not presented		Not presented
Net income	$4,816
The following table presents earnings per share for the three months ended June 30, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,076	1,982	$0.54	$1,360	2,511	(3)	$0.54
Class B common stock(4)	224	245	$0.91	$224	245		$0.91
Class C common stock(4)	56	26	$2.17	$56	26		$2.17
Participating securities(5)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,360
The following table presents earnings per share for the nine months ended June 30, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,458	2,001	$1.73	$4,365	2,533	(3)	$1.72
Class B common stock(4)	714	245	$2.91	$712	245		$2.90
Class C common stock(4)	180	26	$6.91	$180	26		$6.89
Participating securities(5)	13	Not presented	Not presented	$13	Not presented		Not presented
Net income	$4,365

(1)
Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. The number of shares and per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015. See Note 9—Stockholders' Equity.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three and nine months ended June 30, 2015, and 413 million for the three and nine months ended June 30, 2014. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 78 million and 82 million for the three and nine months ended June 30, 2015, respectively, and 103 million and 104 million for the three and nine months ended June 30, 2014, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 5 million common stock equivalents for the three and nine months ended June 30, 2015, and 6 million and 7 million common stock equivalents for the three and nine months ended June 30, 2014, respectively, because their effect would be dilutive. The calculation excludes 1 million of common stock equivalents for the three

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended June 30, 2015 and 2014, and 2 million of common stock equivalents for the nine months ended June 30, 2015 and 2014, because their effect would have been anti-dilutive.

(4)
The outstanding number of shares of class B and C common stock were not impacted by the stock split as these stockholders received an adjustment to their respective conversion ratios instead of stock dividends. See Note 9—Stockholders' Equity. Weighted-average basic and diluted shares outstanding for class B and C common stock are calculated based on the common shares outstanding of each respective class rather than on an as-converted basis.

(5)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the nine months ended June 30, 2015. The amounts presented below reflect the four-for-one stock split that was effected in the second quarter of fiscal 2015. See Note 9—Stockholders' Equity.

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,415,310	$12.00	$62.60
Restricted stock awards ("RSAs")	2,033,977	$63.04
Restricted stock units ("RSUs")	736,702	$62.58
Performance-based shares(1)	785,884	$69.78

(1)	Represents the maximum number of performance-based shares which could be earned.
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
Employee Stock Purchase Plan. In January 2015, the Company's class A stockholders approved the Visa Inc. Employee Stock Purchase Plan (the “ESPP”), under which substantially all employees are eligible to participate. The ESPP permits eligible employees to purchase the Company’s class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. A total of 20 million shares of class A common stock have been reserved for issuance under the ESPP. The first offering date was April 1, 2015. The ESPP does not have a material impact on the consolidated financial statements.
Note 12—Income Taxes
The effective income tax rates were 22% and 28% for the three and nine months ended June 30, 2015, respectively, and 33% and 29% for the three and nine months ended June 30, 2014, respectively.
The effective tax rate for the three months ended June 30, 2015 differs from the effective tax rate in the same period in fiscal 2014 primarily due to a $280 million tax benefit resulting from the resolution of uncertain tax positions with taxing authorities in the third quarter of fiscal 2015. Of the $280 million, $239 million relates to prior fiscal years and $24 million relates to the first and second quarters of fiscal 2015.
The effective tax rate for the nine months ended June 30, 2015 differs from the effective tax rate in the same period in fiscal 2014 primarily due to:

•	the aforementioned $280 million tax benefit resulting from the resolution of uncertain tax positions with taxing authorities in the third quarter of fiscal 2015; and

•	the absence of a one-time $189 million tax benefit recorded in the second quarter of fiscal 2014 related to a deduction for U.S. domestic production activities for years prior to fiscal 2014.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and nine months ended June 30, 2015, the Company's gross unrecognized tax benefits decreased by $245 million and $254 million, respectively. The decrease in gross unrecognized tax benefits is primarily due to the recognition of previously recorded unrecognized tax benefits as a result of the resolution of uncertain tax positions with taxing authorities in the third quarter of fiscal 2015. During the three and nine months ended June 30, 2015, the Company's accrued interest on unrecognized tax benefits decreased by $8 million and $4 million, respectively, as a result of the decrease in unrecognized tax benefits. During the three and nine months ended June 30, 2015, there were no significant changes in penalties related to uncertain tax positions.
The Company’s tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
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
The following table summarizes activity related to accrued litigation.

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,456	$5
Reestablishment of obligation related to interchange multidistrict litigation	—	1,056
Additional provision for legal matters	3	—
Payments on legal matters	(362)	(1)
Balance at June 30	$1,097	$1,060
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

The following table summarizes the activity related to covered litigation.

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,449	$—
Payments on covered litigation	(355)	—
Reestablishment of obligation related to interchange multidistrict litigation	—	1,056
Balance at June 30	$1,094	$1,056
The Attridge Litigation
At plaintiff's request, the court dismissed the case with prejudice on June 3, 2015.
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
Interchange Opt-out Litigation
Beginning in May 2013, more than 45 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments, and one of the cases seeks an injunction against the fixed acquirer network fee. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants.
Wal-Mart Stores Inc. and its subsidiaries filed an opt-out complaint that also added Visa Europe Limited and Visa Europe Services Inc. as defendants. Visa Europe Limited and Visa Europe Services Inc. filed a motion to dismiss Wal-Mart’s claims against them.
As of the date of filing this quarterly report, Visa has reached settlement agreements with a number of merchants representing approximately 27% of the Visa-branded payment card sales volume of merchants who opted out.
On December 23, 2014, a similar case was filed in New Mexico state court by New Mexico’s attorney general on behalf of the state, state agencies, and citizens of the state, generally pursuing claims on allegations similar to those raised in MDL 1720. On May 15, 2015, defendants filed a partial motion to dismiss. If this case is transferred to or otherwise included in MDL 1720, it will be covered litigation for purposes of the retrospective responsibility plan. See Note 2—Retrospective Responsibility Plan.
In the Texas state court case filed by merchants, which generally pursues claims on allegations similar to those raised in MDL 1720, the parties entered into a settlement agreement, and, on May 19, 2015, the court entered an agreed final judgment.
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
Visa Inc. and Visa International have learned that several additional European merchants have indicated that they may bring claims against Visa Europe, Visa Inc. and/or Visa International with respect to interchange rates in Europe. We anticipate that similar such claims may be asserted by additional merchants in the future.
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

•	increased regulation in jurisdictions outside of the United States and in other product categories;

•	increased government support of national payments networks outside the United States; and

•	increased regulation of consumer privacy, data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings;

•	economic factors, such as:

•	economic fragility in the Eurozone and in the United States;

•	general economic, political and social conditions in mature and emerging markets globally;

•	general stock market fluctuations which may impact consumer spending;

•	material changes in cross-border activity, foreign exchange controls and fluctuations in currency exchange rates;

•	volatility in market prices for oil and natural gas; and

•	material changes in our financial institution clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from our payments network;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving Visa-branded cards or payment products; and

•	failure to maintain systems interoperability with Visa Europe;

•	any prospective transaction with Visa Europe may not be agreed to or implemented;

•	costs arising if we become obligated to purchase all of Visa Europe's outstanding capital stock;

•	the loss of organizational effectiveness or key employees;

•	the failure to integrate acquisitions successfully or to effectively develop new products and businesses;

•	natural disasters, terrorist attacks, military or political conflicts, and public health emergencies; and

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the nine months ended June 30, 2015 reflects the impacts of a modest global economic recovery.
Financial highlights. During the three months ended June 30, 2015, we recorded net income of $1.7 billion, or diluted class A earnings per share of $0.69, an increase of 25% and 28%, respectively, over the prior year comparable period. During the nine months ended June 30, 2015, we recorded net income of $4.8 billion, or diluted class A earnings per share of $1.96, an increase of 10% and 14%, respectively, over the prior year comparable period.
Our non-GAAP adjusted net income and diluted earnings per share for the three and nine months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	% Change(1)	2015	2014	% Change(1)
	(in millions, except percentages)
Net income, as adjusted	$1,807	$1,360	33%	$4,926	$4,365	13%
Diluted earnings per share, as adjusted(2)	$0.74	$0.54	36%	$2.00	$1.72	16%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015.
During the third quarter of fiscal 2015, we recorded an increase of $110 million in the fair value of the Visa Europe put option, resulting in the recognition of non-cash, non-operating expense that we do not believe is indicative of our operating performance. As such, we believe the presentation of adjusted financial results provides a clearer understanding of our operating performance for the current periods presented. This amount is not subject to income tax and therefore has no impact on our reported income tax provision. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements. There were no comparable adjustments recorded for the three and nine months ended June 30, 2014. Net income, as adjusted, and diluted earnings per share, as adjusted, are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following table reconciles our as-reported net income and diluted earnings per share, which are calculated in accordance with U.S. GAAP, to our net income, as adjusted, and diluted earnings per share, as adjusted, for the periods presented:

	Three Months Ended June 30, 2015		Nine Months Ended June 30, 2015
(in millions, except per share data)	Net Income	Diluted Earnings Per Share (1)	Net Income	Diluted Earnings Per Share (1)
As reported	$1,697	$0.69	$4,816	$1.96
Revaluation of Visa Europe put option	110	0.04	110	0.04
As adjusted	$1,807	$0.74	$4,926	$2.00
Diluted weighted-average shares outstanding, as reported		2,448		2,462

(1)	Figures in the table may not recalculate exactly due to rounding. Diluted earnings per share figures are calculated based on unrounded numbers.
In June 2015, we recognized a tax benefit of $280 million resulting from the resolution of uncertain tax positions with taxing authorities. Of the $280 million benefit, $239 million relates to prior fiscal years, and $24 million relates to the first and second quarters of fiscal 2015. Our financial results for the nine months ended June 30, 2014 reflect a one-time tax benefit of $189 million associated with a deduction for U.S. domestic production activities related to fiscal years 2013 and prior. See Note 12—Income Taxes to our unaudited consolidated financial statements.
We recorded total operating revenues of $3.5 billion and $10.3 billion, an increase of 12% and 9% over the prior year, for the three and nine months ended June 30, 2015, respectively. Increases in total operating revenues were driven by continued growth in processed transactions and nominal payments volume. The general strengthening of the U.S. dollar during the three and nine months resulted in a negative three percentage point impact and a negative two percentage point impact, respectively, to our total operating revenue growth.
Total operating expenses for the three and nine months ended June 30, 2015 were $1.3 billion and $3.5 billion, an 11% and 6% increase over prior year, respectively, primarily due to increases in personnel, additional depreciation from our ongoing investments in technology assets and infrastructure, and general and administrative expenses. The increases were partially offset by the absence of marketing campaigns related to prior year events such as the 2014 Sochi Winter Olympics and 2014 FIFA World Cup, and a decrease in network and processing expenses as a result of initiatives to optimize the use of our technology resources.
Class A common stock split. In January 2015, Visa’s board of directors declared a four-for-one split of its class A common stock. Each class A common stockholder of record at the close of business on February 13, 2015 ("Record Date"), received a dividend of three additional shares on March 18, 2015 for every share held as of the Record Date. Trading began on a split-adjusted basis on March 19, 2015. Holders of class B and C common stock did not receive a stock dividend. Instead, the conversion rate for class B common stock increased to 1.6483 shares of class A common stock per share of class B common stock, and the conversion rate for class C common stock increased to 4.0 shares of class A common stock per share of class C common stock. Immediately following the split, the class A, B and C stockholders retained the same relative ownership percentages that they had prior to the stock split. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. During the three months ended June 30, 2015, we repurchased 15 million shares of our class A common stock in the open market using $1.1 billion of cash on hand. As of June 30, 2015, we had remaining authorized funds of $2.8 billion. All share repurchase programs authorized prior to October 2014 have been completed. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Interchange reimbursement fees. On January 20, 2015, the Supreme Court declined to hear a further appeal of the March 2014 Court of Appeals for the D.C. Circuit ruling, which upheld the Federal Reserve’s interpretation of the Dodd-Frank Act except for a single issue related to the interchange cost calculation.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted strong growth in the U.S., driven mainly by consumer credit. International payments volume nominal growth was negatively impacted by the overall strengthening of the U.S. dollar. On a constant dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and nine months ended March 31, 2015(1) is 13%. Processed transactions sustained healthy growth reflecting the ongoing worldwide shift to electronic currency.

The following tables present nominal payments volume.(2)

	U.S.			International			Visa Inc.
	3 Months Ended March 31, 2015(1)	3 Months Ended March 31, 2014(1)	% Change	3 Months Ended March 31, 2015(1)	3 Months Ended March 31, 2014(1)	% Change	3 Months Ended March 31, 2015(1)	3 Months Ended March 31, 2014(1)	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$230	$204	13%	$399	$387	3%	$628	$591	6%
Consumer debit(3)	299	281	7%	107	111	(4)%	406	393	4%
Commercial(4)	99	90	10%	34	34	—%	133	124	7%
Total nominal payments volume	$628	$575	9%	$540	$533	1%	$1,168	$1,108	5%
Cash volume	120	115	4%	464	507	(8)%	584	622	(6)%
Total nominal volume(5)	$748	$690	8%	$1,004	$1,040	(3)%	$1,752	$1,730	1%

	U.S.			International			Visa Inc.
	9 Months Ended March 31, 2015(1)	9 Months Ended March 31, 2014(1)	% Change	9 Months Ended March 31, 2015(1)	9 Months Ended March 31, 2014(1)	% Change	9 Months Ended March 31, 2015(1)	9 Months Ended March 31, 2014(1)	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$721	$640	13%	$1,256	$1,192	5%	$1,977	$1,832	8%
Consumer debit(3)	887	831	7%	351	336	4%	1,237	1,167	6%
Commercial(4)	303	270	12%	113	107	6%	417	377	10%
Total nominal payments volume	$1,911	$1,741	10%	$1,719	$1,635	5%	$3,630	$3,376	8%
Cash volume	365	347	5%	1,541	1,589	(3)%	1,906	1,936	(2)%
Total nominal volume(5)	$2,276	$2,088	9%	$3,260	$3,224	1%	$5,536	$5,312	4%
The following table presents nominal and constant payments volume growth.(2)

	International		Visa Inc.		International		Visa Inc.
	3 Months Ended March 31, 2015 vs. 2014(1)		3 Months Ended March 31, 2015 vs. 2014(1)		9 Months Ended March 31, 2015 vs. 2014(1)		9 Months Ended March 31, 2015 vs. 2014(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	3%	13%	6%	13%	5%	12%	8%	12%
Consumer debit(3)	(4)%	11%	4%	8%	4%	16%	6%	9%
Commercial(4)	—%	12%	7%	10%	6%	13%	10%	12%
Total payments volume growth	1%	13%	5%	11%	5%	13%	8%	11%
Cash volume growth	(8)%	8%	(6)%	7%	(3)%	9%	(2)%	8%
Total volume growth	(3)%	10%	1%	10%	1%	11%	4%	10%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2015 and 2014, were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2015 and 2014, respectively.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(3)	Includes prepaid volume.

(4)	Includes large, middle and small business credit and debit, as well as prepaid volume.

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
The following table provides the number of transactions processed by our VisaNet system, including transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks.(1)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2015(2)	2014	% Change	2015(2)	2014	% Change
	(in millions, except percentages)
Visa processed transactions	18,024	16,662	8%	52,604	48,001	10%

(1)
Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

(2)
As a result of recent changes in Russian National Payment System law, we have transitioned the processing of Russian domestic transactions to the Russian National Payment Card System during the third quarter of fiscal 2015. The number of transactions processed by our VisaNet system does not reflect Russian domestic transactions processed after transition.

Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, internationally and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended June 30,		2015 vs. 2014		Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$1,894	$1,699	$195	11%	$5,460	$5,073	$387	8%
International	1,566	1,403	163	12%	4,681	4,242	439	10%
Visa Europe	58	53	5	11%	168	158	10	6%
Total operating revenues	$3,518	$3,155	$363	12%	$10,309	$9,473	$836	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues primarily reflects continued growth in processed transactions and nominal payments volume. Overall revenue growth also reflects the positive impact of select pricing modifications effected in the third quarter of fiscal 2015 combined with higher foreign currency exchange volatility on international transaction revenues.
Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three months and nine months ended June 30, 2015, which were partially mitigated by our hedging program, resulted in a negative three percentage point impact and a negative two percentage point impact, respectively, to our total operating revenue growth. For the full 2015 fiscal year, we expect the effect of exchange rate movements to reduce total operating revenue growth by about two-and-a-half percentage points, net of offsetting hedges.
The following table sets forth the components of our total operating revenues.

	Three Months Ended June 30,		2015 vs. 2014		Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,550	$1,417	$133	9%	$4,665	$4,298	$367	9%
Data processing revenues	1,400	1,321	79	6%	4,123	3,819	304	8%
International transaction revenues	1,039	860	179	21%	2,973	2,622	351	13%
Other revenues	199	195	4	2%	607	558	49	9%
Client incentives	(670)	(638)	(32)	5%	(2,059)	(1,824)	(235)	13%
Total operating revenues	$3,518	$3,155	$363	12%	$10,309	$9,473	$836	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues increased due to 5% and 8% growth in nominal payments volume during the three and nine month comparable periods, respectively. Service revenues also benefited from select pricing modifications which became effective in the third quarter of fiscal 2015.

•	Data processing revenues increased primarily due to overall growth in processed transactions of 8% and 10% during the three and nine month comparable periods, respectively.

•
International transaction revenues increased during the three and nine month comparable periods primarily due to higher volatility in a broad range of currencies, combined with select pricing modifications that became effective in the third quarter of fiscal 2015.

•
Client incentives increased during the three and nine month comparable periods mainly due to overall growth in global payments volume, and incentives recognized on long-term customer contracts that were initiated or renewed after the third quarter of fiscal 2014. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. We expect incentives as a percentage of gross revenues to be at the low-end of the 17.5% to 18.5% range for the full 2015 fiscal year.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended June 30,		2015 vs. 2014		Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$566	$463	$103	22%	$1,558	$1,379	$179	13%
Marketing	224	228	(4)	(1)%	619	659	(40)	(6)%
Network and processing	117	127	(10)	(8)%	340	379	(39)	(10)%
Professional fees	82	82	—	—%	229	234	(5)	(2)%
Depreciation and amortization	130	109	21	19%	375	323	52	16%
General and administrative	137	126	11	8%	404	354	50	14%
Litigation provision	—	—	—	NM	3	—	3	NM
Total operating expenses	$1,256	$1,135	$121	11%	$3,528	$3,328	$200	6%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel increased primarily due to an increase in headcount reflecting our strategy to invest for future growth, combined with higher incentive compensation.

•
Marketing for the nine months ended June 30, 2015 decreased mainly due to the absence of the 2014 Sochi Winter Olympics and 2014 FIFA World Cup spend incurred in fiscal 2014. The decrease was partially offset by advertising and promotional campaigns to support our growth strategies and new product initiatives.

•	Network and processing decreased as a result of initiatives to optimize the use of our technology resources.

•
Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our digital solutions and core business initiatives.

•
General and administrative increased mainly due to an increase in travel activities and product enhancements in support of our business growth. The nine month period also reflects losses incurred from the sale of assets held by an international subsidiary, partially offset by unrealized foreign exchange gains recorded in the first half of the current year upon the remeasurement of monetary assets and liabilities held by foreign subsidiaries into their functional currency.

Non-operating Expense
Non-operating expense in fiscal 2015 primarily reflects a non-cash adjustment to the fair value of the Visa Europe put option of $110 million, which is not subject to tax. The change in value does not reflect any change in the likelihood that Visa Europe will exercise its option. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.
Effective Income Tax Rate
The effective income tax rates were 22% and 28% for the three and nine months ended June 30, 2015, respectively, and 33% and 29% for the three and nine months ended June 30, 2014, respectively.
The effective tax rate for the three months ended June 30, 2015 differs from the effective tax rate in the same period in fiscal 2014 primarily due to a $280 million tax benefit resulting from the resolution of uncertain tax positions with taxing authorities in the third quarter of fiscal 2015. Of the $280 million, $239 million relates to prior fiscal years and $24 million relates to the first and second quarters of fiscal 2015.
The effective tax rate for the nine months ended June 30, 2015 differs from the effective tax rate in the same period in fiscal 2014 primarily due to:

•	the aforementioned $280 million tax benefit resulting from the resolution of uncertain tax positions with taxing authorities in the third quarter of fiscal 2015; and

•	the absence of a one-time $189 million tax benefit recorded in the second quarter of fiscal 2014 related to a deduction for U.S. domestic production activities for years prior to fiscal 2014.
During the three and nine months ended June 30, 2015, our gross unrecognized tax benefits decreased by $245 million and $254 million, respectively. The decrease in gross unrecognized tax benefits is primarily due to the recognition of previously recorded unrecognized tax benefits as a result of the resolution of uncertain tax positions with taxing authorities in the third quarter of fiscal 2015.
Our tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented.

	Nine Months Ended June 30,
	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$4,850	$5,412
Investing activities	(1,276)	(442)
Financing activities	(3,399)	(5,098)
Effect of exchange rate changes on cash and cash equivalents	1	$—
Increase (decrease) in cash and cash equivalents	$176	$(128)
Operating activities. The change in cash provided by operating activities for the nine months ended June 30, 2015 compared to the prior year comparable period reflects cash flows related to the interchange multidistrict litigation in both periods, as follows:

•	payments of $355 million made from the litigation escrow account and a related decrease of approximately $98 million of income taxes paid during the nine months ended June 30, 2015; and

•	the return of $1.1 billion in takedown payments and related income taxes paid of $290 million during the nine months ended June 30, 2014.
The cash inflows and outflows related to the litigation escrow account are also reflected as offsetting cash flows within financing activities for their respective periods as they are covered by the retrospective responsibility plan.
Absent the above impacts, cash provided by operating activities increased in the nine months ended June 30, 2015 to approximately $5.1 billion, compared to $4.6 billion in the prior year comparable period, reflecting growth in our underlying business. See Note 2—Retrospective Responsibility Plan and Note 13—Legal Matters to our unaudited consolidated financial statements.
Investing activities. Cash used in investing activities was greater compared to the prior year comparable period primarily reflecting an increase in purchases of available-for-sale securities, and a decrease in the proceeds received from the sale and maturity of available-for-sale securities.
Financing activities. Cash used in financing activities during the first nine months of fiscal year 2015 reflects the use of $2.9 billion to repurchase class A common stock in the open market and dividend payments of $885 million, offset by $355 million of payments made from our litigation escrow account in connection with the interchange multidistrict litigation. Activity in the prior year primarily reflected $3.4 billion of cash used to repurchase class A common stock in the open market, approximately $1.1 billion of takedown payments returned to the litigation escrow account in connection with the interchange multidistrict litigation, and dividend payments of $758 million. See Note 2—Retrospective Responsibility Plan and Note 13—Legal Matters to our unaudited consolidated financial statements.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $6.7 billion at June 30, 2015. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
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

Reduction in as-converted class A common stock. During the nine months ended June 30, 2015, we repurchased 44 million shares of our class A common stock in the open market using $2.9 billion of cash on hand. As of June 30, 2015, we had remaining authorized funds of $2.8 billion. All share repurchase programs authorized prior to October 2014 have been completed. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2015, we declared and paid $885 million in dividends. In July 2015, our board of directors declared a quarterly cash dividend in the amount of $0.12 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on September 1, 2015, to all holders of record as of August 14, 2015. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.
Visa Europe put option agreement. We have granted Visa Europe a perpetual put option which, if exercised, will require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. Visa Europe may exercise the put option at any time. At June 30, 2015, we determined the fair value of the put option liability to be approximately $255 million. While this amount represents the fair value of the put option at June 30, 2015, it does not represent the actual purchase price that we may be required to pay if the option is exercised. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation. Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $15 billion. We may need to obtain third-party financing, either by borrowing funds or by undertaking a subsequent equity offering in order to fund this payment. The amount of this potential obligation could vary dramatically based on, among other things, Visa Europe’s adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.
Acquisitions. In April 2015, the Company acquired a business in which it previously held a minority interest using $93 million of cash on hand. This amount primarily reflects a total purchase price of $116 million, excluding the Company's previously held minority interest, less cash received. The acquisition helps to strengthen our merchant offers capabilities that can support merchants in building customer loyalty and increasing sales. See Note 7—Goodwill and Intangible Assets to our unaudited consolidated financial statements.
Fair Value Measurements—Financial Instruments
As of June 30, 2015, our financial instruments measured at fair value on a recurring basis included $8.2 billion of assets and $263 million of liabilities. Of these instruments, $262 million, or 3%, had significant unobservable inputs, with the Visa Europe put option liability constituting $255 million of this amount. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the nine months ended June 30, 2015, compared to September 30, 2014.

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
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2015. The amounts presented below reflect the four-for-one stock split that was effected in the second quarter of fiscal 2015. Refer to Note 9—Stockholders' Equity in the unaudited consolidated financial statements included in this Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
April 1-30, 2015	1,028,064	$64.75	1,021,867	$3,760,895,814
May 1-31, 2015	6,646,049	$67.72	6,636,736	$3,311,300,589
June 1-30, 2015	7,857,178	$68.76	7,834,924	$2,772,396,506
Total	15,531,291	$68.05	15,493,527

(1)
Includes 37,764 shares of class A common stock withheld at an average price of $68.46 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

VISA INC.

Date:	July 23, 2015	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2015	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.