Form 10-K
period 2015-09-30
VISA INC.
filed 2015-11-20
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $128.2 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 13, 2015, there were 1,946,442,415 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 19,587,524 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2015.

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

•
increased regulation of fees, transaction routing, payment card practices or other aspects of the payments industry in the United States, including new or revised regulations issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	increased regulation in jurisdictions outside of the United States;

•	increased government support of national payments networks outside the United States; and

•	increased regulation of consumer privacy, data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings;

•	economic factors, such as:

•	economic fragility in the Eurozone, the United States and in other advanced and emerging markets;

•	general economic, political and social conditions in mature and emerging markets globally;

•	general stock market fluctuations which may impact consumer spending;

•	material changes in cross-border activity, foreign exchange controls and fluctuations in currency exchange rates; and

•	material changes in our financial institution clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from our payments network;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving Visa-branded cards or payment products; and

•	failure to maintain systems interoperability with Visa Europe;

•	the transaction with Visa Europe may not be consummated on the terms currently contemplated or at all;

•	Visa Europe's business may not be successfully integrated with our business or we may not achieve the anticipated benefits of the transaction;

•	the costs and risks associated with the transaction with Visa Europe, including risks relating to our ability to finance the transaction on reasonable terms or at all;

•	matters arising in connection with Visa Europe's or our efforts to comply with and satisfy applicable regulatory approvals and closing conditions relating to the transaction;

•	the loss of organizational effectiveness or key employees;

•	the failure to integrate acquisitions successfully or to effectively develop new products and businesses;

•	natural disasters, terrorist attacks, military or political conflicts, and public health emergencies; and

•
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
General business developments in fiscal 2015 included the following:

•
Product innovation. Visa’s fundamental approach to innovation focuses on: (i) supporting an evolving payments ecosystem; (ii) enhancing payment system security through innovation; and (iii) developing new platforms, products and services.

i.
Evolving payments ecosystem. By providing new and existing clients and partners greater access to Visa’s network and payment capabilities, Visa is contributing to the evolving payments ecosystem. Through Visa's new developer center, financial institutions, software, cloud computing and other technology companies and new entrants will be able to more easily access Visa payment capabilities through programing interfaces and software developer kits beginning in 2016. The Visa Ready program also is intended to enable our partners to quickly deploy devices, software and services to consumers that meet Visa's standards, with a goal of significantly accelerating the pace of innovation in payments.

ii.	Enhancing payment system security through innovation. During 2015, Visa continued to make strides to enhance the security of the broader payments ecosystem with the following programs:

a.
Tokenization: Tokenization replaces account numbers with digital tokens for online and mobile payments. This benefits merchants and our financial institution clients by removing sensitive account information from online and mobile payments and has the potential to reduce fraud risk. Visa has been working with several partners, including Apple, Google and Samsung, who are using our tokenization service to offer mobile payment solutions.

b.
EMV chip payment technology: Visa is addressing fraud at the physical point-of-sale by working with merchants and our financial institution clients in the U.S. to introduce EMV-chip payment technology.

c.
Fraud and data analytics: As an industry leader in payment security, we enhanced our real-time data analytics capabilities. When combined with Visa’s centralized network structure, these capabilities help our financial institution clients and merchants identify and address fraud.

iii.	New platforms, products and services. Visa continues to develop new platforms, products and services to benefit clients, merchants, consumers and other partners.

a.
Bangalore Technology Center: We are investing in internal technology resources and have recently opened a new technology development center in Bangalore, India that will play a central role in the Company’s efforts to accelerate digital commerce globally. The new technology center, a combination of office and collaboration space for more than 1,000 Visa developers, is Visa’s largest outside the U.S.

b.
Visa Checkout: Visa Checkout is a fast, simple and intuitive payment experience that allows consumers to pay for goods online on a smartphone, tablet, laptop or desktop, in just a few clicks. This service is presently available for eCommerce merchants and financial institutions in 16 countries around the world including Australia, Argentina, Brazil, Canada, Chile, China, Colombia, Hong Kong, Malaysia, Mexico, New Zealand, Peru, Singapore, South Africa, United Arab Emirates, and the U.S.

c.	Visa payWave: With Visa payWave technology, consumers are able to pay for products and services via smart phone or other devices, and by using their contactless cards at physical retailers.

d.
Visa Direct: Visa Direct provides a fast, secure and convenient solution for Visa’s ecosystem of clients and partners. It enables customers to send and receive person-to-person payments and funds disbursements, and facilitates business to business settlements directly to eligible Visa account holders quickly and securely.

e.
mVisa: In August 2015, Visa and several banks in India launched a pilot program testing mVisa, a mobile application, in India. The service extends the utility of existing Visa accounts by linking a consumer’s Visa debit, credit or prepaid accounts to the mVisa mobile application that enables purchases in store, online and person-to-person through his or her mobile device.

•
U.S. Regulation. Rules were implemented in the U.S. during 2011 and 2012 with respect to debit products under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which regulates, among other things, debit interchange reimbursements rates, the availability of debit networks on a debit card and merchant transaction routing choice. The Federal Reserve's interpretation of the debit interchange provisions of the Dodd-Frank Act was upheld in March 2014 by the Court of Appeals for the D.C. Circuit. After the Supreme Court declined to review the ruling, the Federal Reserve on August 10, 2015 confirmed its position on the sole remaining issue related to the interchange cost calculation, leaving the debit interchange rules in effect as originally adopted. See Government Regulation below.

•
Fiscal 2015 developments in Russia. In response to U.S. and EU sanctions targeting Russia's financial sector, the Russian government modified its National Payments Systems laws to require that all payment transactions in the Russian Federation be processed within the country. We agreed in February 2015 to transfer processing of Russian domestic transactions to the government-owned processor. Additionally, a new Russian law requiring all personal data of its citizens to be stored in Russia went into effect on September 1, 2015. Authorities have also indicated that Russia will issue a new national payment card called the "MIR" card. See Government Regulation—Government-imposed market participation influences and restrictions below.

On November 2, 2015, the Company and Visa Europe entered into a transaction agreement pursuant to which the Company agreed to acquire Visa Europe. Closing of the acquisition is subject to various conditions including regulatory approvals, and is expected to occur in the fiscal third quarter of 2016. See Note 2—Visa Europe to our consolidated financial statements included in Item 8 of this report.
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

Our operating revenues are principally comprised of service revenues, data processing revenues and international transaction revenues, and are reduced by costs incurred under client incentive arrangements. The Company has one reportable segment, Payment Services.

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

U.S. dollar settlements with our financial institution clients are typically settled within the same day and do not result in a receivable or payable balance. Settlement in currencies other than the U.S. dollar generally remain outstanding for one to two business days, resulting in amounts due from and to financial institution clients. These amounts are presented as settlement receivable and settlement payable on our consolidated balance sheets, respectively.

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
Core Products and Services
Visa provides a wide variety of payment solutions that support payment products that issuers can offer to their account holders: (i) pay now with debit; (ii) pay ahead with prepaid; or (iii) pay later with credit products. Visa also offers a growing suite of innovative digital, eCommerce, person-to-person payments and mobile products and services. These services facilitate transactions on our network among account holders, merchants, financial institutions and governments in mature and emerging markets globally.

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
Visa's processing services continue to expand to address the needs of participants in the evolving payments ecosystem, through such offerings as our merchant gateway and Visa Debit Processing Services ("DPS"). Merchant gateway services provided through our CyberSource subsidiaries enable gateway routing and other services that make it easier for eCommerce merchants to accept, process and reconcile payments, manage fraud and safeguard payment security online. DPS provides comprehensive issuer processing services for participating issuers of Visa debit, prepaid and ATM payment products. These and other services support our issuers and acquirers and their use of our products, and promote the growth and security of our payments network.
Processing Infrastructure
VisaNet consists of multiple synchronized processing centers, including two data centers in the U.S. that are linked by a global telecommunications network and are engineered for redundancy. In addition, in accordance with the terms of the Framework Agreement among Visa Inc., Visa Europe Limited and others, Visa Europe's processing centers in the United Kingdom must maintain interoperability with Visa's synchronized system. Intelligent access points around the world complete the VisaNet global processing infrastructure and enable merchants and financial institution clients worldwide to access our core processing and value-added services.
Visa also owns and manages additional data centers in the U.S. and internationally that enable transaction services and provide uninterrupted connectivity for account holders, our financial institution clients and our processing partners.
Intellectual Property
Our portfolio of trademarks, in particular our family of Visa marks, our PLUS mark and our Dove design mark, are important to our business. Through agreements with our issuers, we authorize the use of our trademarks in connection with their participation in our payments network. We own a number of patents and patent applications relating to payment solutions, transaction processing, security systems and other matters. We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.

Seasonality
We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal 2015 or fiscal 2014 accounted for more than 30% of our operating revenues in those years.
Working Capital
Payments settlement due to and from our financial institution clients can represent a substantial daily working capital requirement. U.S. dollar settlements are typically settled within the same day and do not result in a receivable or payable balance, while settlement in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions.
Concentration of Business and Financial Information About Geographic Areas
For more information on the concentration of our operating revenues and other financial information, see Item 8—Financial Statements and Supplementary Data—Note 13—Enterprise-wide Disclosures and Concentration of Business included elsewhere in this report.
Competition
We compete in the global payment marketplace against all forms of payment. These include:

•	paper-based payments, principally cash and checks;

•	card-based payments, including credit, charge, debit, ATM, prepaid and private-label products;

•	eCommerce, mobile wallets and mobile payments; and

•	other electronic payments, including wire transfers, electronic benefits transfers, automated clearing house ("ACH") and electronic data interchange.
Based on payments volume, total volume and number of transactions, Visa is the largest retail electronic payments network used throughout the world. The following chart compares our network with those of our major competitors for calendar year 2014:

Company(1)	Payments Volume	Total Volume	Total Transactions	Cards
	(billions)	(billions)	(billions)	(millions)
Visa Inc.(2)	$4,761	$7,360	98.4	2,402
MasterCard(3)	$3,281	$4,499	60.1	1,437
American Express(3)	$1,011	$1,023	6.7	112
JCB(3)	$195	$202	2.4	88
Discover/Diners Club(3)	$153	$164	2.4	57

(1)
UnionPay, which operates primarily within the Chinese domestic market, is not included in this table because Visa currently does not compete in that market under local law. Although we are uncertain how UnionPay reports certain volumes, reportedly its numbers could approach or exceed some of those listed in this chart.

(2)	The data presented are provided by our financial institution clients. Previously submitted information may be updated and all data are subject to review by Visa. Visa Europe data are not included.

(3)
MasterCard, American Express, JCB, and Discover/Diners Club data sourced from The Nilson Report issue 1060 (March 2015). Includes all consumer and commercial credit, debit and prepaid cards. Some figures are estimates and currency figures are in U.S. dollars. MasterCard excludes Maestro and Cirrus figures. American Express includes figures for third-party issuers. Discover figures consist of U.S. data only and include third-party issuers. JCB figures include third-party issuers and other payment-related products. Certain general purpose payments network competitors are more concentrated in specific geographic regions, such as JCB in Japan and Discover in the U.S. Our competitors also have leading positions in certain countries. For example, UnionPay remains the sole processor of domestic transactions and operates the sole domestic acceptance mark in China.

In the global debit network market segment, our Interlink and Visa Electron brands compete with Maestro, owned by MasterCard, and various regional and country-specific debit network brands, including STAR, NYCE and PULSE in the U.S., EFTPOS in Australia, NETS in Singapore and Interac in Canada. In addition to our PLUS brand, the primary cash access card brands are Cirrus, owned by MasterCard, and many of the debit network brands referenced above. In many countries, local debit brands provide the primary network, and our brands are used primarily to enable cross-border transactions, which typically constitute a small portion of our overall transaction volume.
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
Employees
At September 30, 2015, we employed approximately 11,300 persons worldwide. We consider our relationships with our employees to be good.
Government Regulation
Interchange reimbursement fees. We have historically set default debit interchange reimbursement rates in the U.S. and many other geographies. During fiscal 2012, the Federal Reserve implemented new rules under the Dodd-Frank Act, setting a cap on the maximum U.S. debit interchange reimbursement fee assessed for debit products issued by large financial institutions. These rules continue to have an adverse impact on our pricing, reduce the number and volume of U.S. debit transactions we process and decrease our associated revenues. See Item 1A—Risk Factors—The Dodd-Frank Act and other regulations and developments arising from the Dodd-Frank Act may continue to harm our overall business included elsewhere in this report.
Certain jurisdictions outside the U.S. also regulate or have the power to regulate debit and credit interchange reimbursement rates in their regions. For example, the Reserve Bank of Australia regulates interchange reimbursement rates and the governing authorities in India regulate the merchant discount rate. In May 2015, the EU published a regulation on interchange fees for card-based payment transactions, and interchange caps for intra-regional debit and credit card transactions will take effect on December 9, 2015. See Item 1A—Risk Factors—Additional regulation of interchange reimbursement rates may reduce our transaction volumes and harm our overall business and Item 8—Financial Statements and Supplementary Data—Note 20—Legal Matters included elsewhere in this report.
Network exclusivity and routing. The Dodd-Frank Act limits the issuers' and our ability to impose rules for, or choose various forms of, network exclusivity and preferred routing in the U.S. debit and prepaid network market segments. Other jurisdictions have enacted similar limitations.
U.S. Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent Consumer Financial Protection Bureau (“CFPB”) with responsibility for most federal consumer protection laws in the area of financial services and new authority with respect to consumer protection issues, including those pertaining to us to some extent. The CFPB’s future actions may make payment card or product transactions generally less attractive to issuers, acquirers, consumers and merchants by further regulating disclosures, payment card practices, fees, routing and other matters with respect to credit, debit and prepaid cards.
No-surcharge rules. We have historically implemented rules that prohibit merchants from charging higher prices to consumers who pay using their Visa-branded card or payment product instead of other means. As part of the settlement reached in the interchange multidistrict litigation, however, Visa has agreed to modify our rules to permit surcharging on credit transactions under certain circumstances. See Item 8—Financial Statements and Supplementary Data—Note 20—Legal Matters included elsewhere in this report. A number of U.S. states as well as certain jurisdictions outside the U.S. have taken steps to prohibit surcharging. Following court challenges, some of these laws have been invalidated by federal courts in certain states and upheld in others.

Data protection and information security. Aspects of our operations or business are subject to privacy and data protection laws in the U.S. and other jurisdictions globally. In accordance with governing law, we devote substantial resources to maintain and continually refine our information security program in order to safeguard account holder information and under certain circumstances, to provide account holder notification in the event of a security breach. In addition, the U.S. Federal Financial Institutions Examination Council periodically reviews aspects of our operations in the U.S. to examine our compliance with data integrity, security and operational requirements and standards, as well as other requirements applicable to us because of our role as a service provider to financial institutions. Regulators around the globe are considering numerous legislative and regulatory proposals concerning privacy and data protection due to the evolving nature and handling of data. The interpretation and application of these privacy and data protection laws around the globe are often uncertain and in a state of flux.
Anti-money laundering, anti-terrorism and sanctioned countries. We are subject to anti-money laundering laws and regulations, including the U.S. Bank Secrecy Act and the PATRIOT Act. In addition, we are also subject to the economic and trade sanctions programs administered by the U.S. Department of the Treasury, Office of Foreign Assets Controls (“OFAC”) that prohibit or restrict dealings with certain countries, their governments and, in certain circumstances, their nationals, as well as with specifically-designated individuals and entities such as narcotics traffickers, terrorists and terrorist organizations. We have policies, procedures, systems and controls designed to identify and address potentially impermissible transactions.
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
ITEM 1A. Risk Factors
Regulatory Risks
Additional regulation of interchange reimbursement rates may reduce our transaction volumes and harm our overall business.
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
We have historically set default interchange reimbursement rates in the U.S. and many other geographies. Interchange reimbursement rates, our operating rules and related practices have become subject to continued or increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these rates and practices.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. It may increase the attractiveness of other payments systems like competitors' closed-loop payments systems with direct connections to both merchants and consumers. In addition, as a result of such regulations, we believe some issuers are charging new or higher fees to consumers. In certain instances, some acquirers elect to charge higher discount rates to merchants, regardless of the Visa interchange reimbursement rate, causing merchants not to accept Visa-branded cards or payment products or to steer account holders to alternate payment systems or forms of payment. In addition, some issuers and acquirers have obtained, and may continue to obtain, incentives from us and reductions in the fees that we charge in an effort to reduce the expense of their card programs. For these reasons, additional regulation of interchange reimbursement rates may make Visa-branded cards and payment products less desirable, reduce our overall transaction volumes, and harm our overall business.
We are subject to regulations that prohibit us from contracting with clients or requiring them to use only our network, or that deny them the option of selecting only our network.
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
In addition, certain network or issuer rules or practices may be viewed as limiting the routing options of merchants when multiple debit networks co-reside on Visa debit cards. For example, the Visa Rules require that all authorization, clearance and settlement of international transactions must be done through VisaNet. These are commonly referred to as routing rules.
The Dodd-Frank Act already limits our and issuers' ability to adopt network exclusivity and preferred routing in the debit area. Additional legislation or regulations like the Dodd-Frank Act in the U.S. and elsewhere could materially decrease the number of transactions we process. In order to retain transaction volume, we may reduce the fees we charge to issuers or acquirers or increase the payments and other incentives we provide to issuers, acquirers or merchants. Any of these outcomes could harm our overall business.
The Dodd-Frank Act and other regulations and developments arising from the Dodd-Frank Act may continue to harm our overall business.
As of October 1, 2011, in accordance with the Dodd-Frank Act, the Federal Reserve capped the maximum U.S. debit interchange reimbursement rate charged by large financial institutions at twenty-one cents plus five basis points, with a possible fraud adjustment up to an additional one cent. This amounted to a significant reduction in the average system-wide fees previously charged. The Federal Reserve also issued regulations requiring issuers to make at least two unaffiliated networks available for processing debit transactions on each debit card. The rules also prohibit us and issuers from restricting a merchant's ability to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process those transactions.
These regulations have adversely affected our U.S. debit business and associated revenues by creating negative pressure on our pricing, reduced the volume and number of U.S. debit payments we process, and diminished associated revenues. Although we believe we have absorbed the principal impact of the October 2011 regulations, our business could continue to be affected, including if the Federal Reserve issues new or revised regulations.
Negative pressures have arisen through various channels. Other debit networks may become more aggressive in offering merchant cost reductions to win routing preference, which in turn puts more pressure on the business terms offered by Visa. A number of our clients obtained fee reductions or increased incentives from us to offset their own lost revenue. Some clients elected to issue fewer cards enabled with Visa-affiliated networks or reduced the number of debit cards they issued and investments they made in marketing and rewards programs, while others imposed new or higher fees on debit cards or demand deposit account relationships. Many merchants have used the routing regulations to redirect transactions or steer account holders to other debit networks based on lower cost or other factors. Other clients and merchants are likely to take similar actions in the future.
Some elements of the Dodd-Frank Act lack definition and create the potential for networks to pursue different strategies subject to their interpretation of the rules. Our interpretation may result in a pursuit of strategies that may be less effective than those of our competitors. Overall, the regulations and developments arising from the Dodd-Frank Act could harm our overall business.
New laws or regulations in one jurisdiction or of one product offering may lead to new laws or regulations in other jurisdictions or of other product offerings.
Regulators around the world increasingly note each other's approaches to the regulation of the payments industry. Consequently, a development in one country, state or region may influence regulatory approaches in another. The Dodd-Frank Act and the European Union interchange regulation are developments with such potential. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. Similarly, new laws and regulations involving one product offering may cause lawmakers there to extend the regulations to other product offerings. For example, regulations affecting debit payments could eventually spread to credit payments.
The risks created by a new law or regulation have the potential to be replicated and to negatively affect our business in another region or in other product offerings. We may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing requirements, currency conversion, point of sale transaction rules and practices, privacy, and data use or protection. As a result, the Visa Rules may differ from country to country or by product offering.
If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our product offerings, services and fees, and other important aspects of our business in the various regions. In addition, adverse developments, regulations and litigation with respect to our industry or another industry may also, by association, negatively impact our reputation and result in greater regulatory and legislative scrutiny or litigation against us. Any of these factors could harm our overall business.
Government actions may prevent us from competing effectively against providers of domestic payments services in certain countries.
Governments in some countries provide resources to or protection for their domestic payment card networks, brands and processors. These governments may impose regulatory requirements that favor domestic providers or that mandate domestic payments processing be done entirely in that country. In China, for example, UnionPay continues to enjoy advantages over international networks, remains the sole processor of domestic transactions and operates the sole domestic acceptance mark. Though the Chinese State Council has announced that international schemes, such as Visa, would be able to participate in the domestic market and be eligible to apply for a license to operate a Bank Card Clearing Institution (BCCI) in China, legislation and implementation guidelines for BCCI’s have yet to be published and finalized. Meanwhile in Russia, National Payment Legislation has effectively prevented Visa from processing in the domestic market and has mandated that Visa migrate its domestic processing business to the state owned NSPK, which is the only entity allowed to process domestically. National laws that mandate domestic processing may increase our costs and decrease the number of Visa-branded cards issued or processed in those regions. These actions could impede us from utilizing our global processing capabilities for our financial institution clients in those countries and substantially restrict our activities there and in other countries that may adopt similar practices. These actions could also force us to leave countries where we presently have activity and keep us from entering new markets. Although we are trying to effect change in these countries, we may not succeed. This could adversely affect our ability to operate our business, maintain or increase our revenues globally and extend our global brands.
We are subject to regulation in the areas of consumer privacy and data use and security.
Privacy, data use and security continue to receive heightened legislative and regulatory focus in the U.S. and elsewhere. For example, in many jurisdictions consumers must be notified in the event of a data breach and those jurisdictions that have these laws are continuing to increase the circumstances and the breadth of these notices. These laws and regulations can impact the way we use and handle data, operate our products and services, and even impact our ability to offer a product or service. Our failure or the failure of our clients to comply with these laws and regulations could result in fines, sanctions, litigation and damage to our global reputation and our brands. These laws and regulations may increase Visa’s and our clients' costs, decrease the number of Visa-branded cards our clients issue and decrease our payments volume and revenue.
Evolving and increased global regulatory focus on the payments industry may result in costly new compliance burdens on our clients and on us.
Regulation of the payments industry has evolved and increased significantly. Examples include:

•
Data protection and information security. Aspects of our operations and business are subject to privacy and data protection regulation in the U.S. and elsewhere. Our financial institution clients around the globe are subject to similar requirements under privacy laws and bank regulatory regimes. For example, as of September 1, 2015, Russia amended its personal data law to require personal “data operators” to store personal information of Russian citizens in databases located in Russia. In addition, many U.S. states have enacted legislation requiring consumer notification in the event of a security breach.

•
Regulatory and sanctions compliance. We are subject to anti-money laundering laws and regulations, including the U.S. Bank Secrecy Act and the Patriot Act. In addition, we are subject to economic and trade sanctions programs administered by OFAC. An increase in the number of OFAC sanctions may affect the issuance, acceptance, reputation, and revenues associated with Visa-branded cards. Some of our clients located outside of the U.S. may not be subject to these same laws, regulations and sanctions, and, as a result, may initiate transactions that are permissible in their countries but that may not be permissible were the transaction to take place in the U.S.

•
Regulation of the price of credit. Many jurisdictions in which Visa-branded cards are used have regulations that could increase the costs of card issuance or decrease the flexibility of issuers to charge market-based interest rates and fees on credit card accounts. In the U.S., these include regulations issued under the Truth in Lending Act of 1968, as amended by the Credit CARD Act of 2009.

•
Increased U.S. Consumer Financial Protection Bureau scrutiny. Regulatory changes by the CFPB that impose new requirements on or restrict the terms under which financial products can be offered could increase our clients’ costs and decrease the number of Visa-branded payment cards our clients issue. The CFPB also has supervisory and independent examination authority as well as enforcement authority over certain financial institutions, their service providers and other entities, which could include us due to our processing of credit, debit and prepaid transactions.

•
Increased central bank oversight. Several central banks and similar regulatory bodies around the world have increased, or are seeking to increase, their formal oversight of the electronic payments industry, and in some cases have already designated certain payment systems as "systemically important payment systems" or "critical infrastructure." For example, Visa Europe was recently designated as systematically important by the Bank of England. Any such oversight may lead to additional regulations by central banks and other government regulators. These could include new settlement procedures, cyber security requirements or other policies or operational rules to address settlement and operational risks. Increased central bank oversight could also include new criteria for financial institution client participation and merchant or other non-bank access to our payments system. For example, in China, draft cyber security legislation may prevent companies like Visa from bringing international best practice standards for fraud and risk management when the market is open.

•
Safety and soundness regulation. Banking regulations enacted in the U.S. and elsewhere may make some financial institutions less likely to become an issuer of Visa-branded cards because they may be subject to increased risk management or higher capital requirements.

•
Regulation of Internet and mobile transactions. Legislation in various jurisdictions may make it less desirable or more costly to complete Internet transactions using Visa-branded cards by affecting the legality of those transactions, the laws that govern the transactions, their taxation or the allocation of various intellectual property rights. In addition, new mobile regulatory requirements could impact our business practices, for instance in China where new regulation may prevent companies like Visa from introducing new technologies when the market opens to them.

•
Money transfer regulations. As we expand our product offerings, we may become subject to U.S. federal and state money transfer regulations, international payments laws and other existing, new or evolving regulations which could increase our regulatory oversight and compliance costs.

Complying with these and other regulations increases our costs and can reduce our revenue opportunities. Our programs and policies are designed to comply with anti-money laundering, anti-terrorism, anti-corruption and sanctions regulations and other laws, and we continue to enhance them. But, as regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our global brand reputation. The impact of such regulations on our clients and on us may increase compliance costs and reduce the volume of payments we process. Moreover, such regulations can limit the types of products and services that we offer, the countries in which Visa-branded cards are used and the types of account holders and merchants who can obtain or accept Visa-branded cards, thereby harming our overall business.
Litigation Risks
Our U.S. retrospective responsibility plan may not adequately insulate us from the impact of settlements or final judgments.
Our U.S. retrospective responsibility plan addresses monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation, which is described in Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities to our consolidated financial statements included in Item 8 of this report. The U.S. retrospective responsibility plan consists of several related mechanisms to fund settlements or judgments in the U.S. covered litigation. These include an escrow account funded with a portion of the net proceeds of our IPO and any subsequent offerings of our shares of class A common stock (or deposits of cash into the escrow account in lieu of such offerings). They also include a loss sharing agreement, a judgment sharing agreement and an omnibus agreement, as amended. In addition, our U.S. financial institution clients are obligated to indemnify us pursuant to Visa U.S.A. Inc.'s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique, complicated and tiered, and if we cannot use one or more of them, this could have a material adverse effect on our financial condition and cash flows, or even cause us to become insolvent.
The principal remaining U.S. covered litigation involves interchange reimbursement rates. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. Beginning in 2005, a series of complaints (the majority of which were styled as class actions) were filed on behalf of merchants against us, MasterCard and/or other defendants, including certain Visa member financial institutions. We refer to this as the interchange multidistrict litigation or MDL 1720. Among other allegations, the plaintiffs alleged that Visa's setting of default interchange reimbursement rates violated federal antitrust laws and, in some cases, certain state unfair competition laws. The lawsuits were transferred to a multidistrict litigation in the U.S. District Court for the Eastern District of New York.
The plaintiffs in MDL 1720 seek damages for alleged overcharges in merchant discount rates as well as injunctive and other relief. The consolidated class action complaint alleges that estimated damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages would be trebled.
The allocation of any monetary judgment or certain settlements among the defendants is governed by an omnibus agreement dated February 7, 2011, and amended August 26, 2014 and October 22, 2015. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities to our consolidated financial statements included in Item 8 of this report. Visa's portion of a settlement or judgment covered by the omnibus agreement, as amended, would be allocated in accordance with specified provisions of our U.S. retrospective responsibility plan.
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
A number of merchants have filed opt-out cases in various federal district courts. All of the cases filed in federal court have been either assigned to the judge presiding over MDL 1720, or have been transferred by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. The court has entered an order confirming that MDL 1720 includes: (i) all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings; and (ii) all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation. Cases that are transferred to or otherwise included in MDL 1720 or that are brought after October 22, 2015, by an opt out of the Rule 23(b)(3) Settlement Class in MDL 1720 and arise out of facts or circumstances substantially similar to those alleged in MDL 1720 are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities.

Failure of our U.S. retrospective responsibility plan to insulate us adequately from the impact of such settlements or judgments could result in a material adverse effect on our financial condition and cash flows. Such a failure could even cause us to become insolvent. The U.S. retrospective responsibility plan addresses only the U.S. covered litigation. The plan generally does not cover other pending litigation or any litigation that we may face in the future, except for cases that include claims for damages relating to the period prior to our IPO that are transferred to or otherwise included in the interchange multidistrict litigation or that are brought by a Rule 23(b)(3) opt out and arise out of facts or circumstances substantially similar to those alleged in MDL 1720. In addition, non-monetary settlement terms and judgments in the U.S. covered litigation may require us to modify the way we do business. Therefore, even if our U.S. retrospective responsibility plan provides us with adequate funding to satisfy our obligations with respect to monetary liabilities from settlements of, and judgments in, the U.S. covered litigation, it will not insulate us from the monetary impact of pending or future litigation.

As described in Note 2—Visa Europe and Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities to our consolidated financial statements included in Item 8 of this report, on November 2, 2015, the Company and Visa Europe entered into a transaction agreement pursuant to which the Company agreed to acquire Visa Europe. The closing is subject to various conditions including regulatory approvals and is expected to occur in the fiscal third quarter of 2016. Visa Inc., Visa Europe or their affiliates are, or may become, a party to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. As part of the acquisition terms, the Company has obtained certain protection in respect of losses resulting from such existing and potential litigation through the preferred stock and the U.K. loss sharing agreement. If claims are not covered by these transactional protections, Visa Europe may have recourse under its membership documents against members under the terms of the existing indemnity arrangements (other than in respect of certain claims relating to U.K. domestic multilateral interchange fees). However, similar to the U.S. retrospective responsibility plan, failure of these protections to insulate us adequately from the impact of settlements or judgments in the existing and potential litigation against Visa Inc., Visa Europe or their affiliates could result in a material adverse effect on our financial condition and cash flows.
If we are found liable in other pending or future lawsuits, we may have to pay substantial damages.
Like many other large companies, we are a defendant in a number of civil actions and investigations alleging violations of competition or antitrust law, consumer protection law or intellectual property law, among others. Examples of such claims are described more fully in Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report. Some lawsuits involve complex claims that are subject to substantial uncertainties and unspecified damages; therefore, we cannot ascertain the probability of loss or estimate our liability. Accordingly, we have not established allowances for such legal proceedings.
Particularly in cases involving merchants and consumers, private plaintiffs often seek class action certification in cases against us due to the size and scope of our business. If we are unsuccessful in our defense against a large class action lawsuit, such as the U.S. or Canadian merchant class action lawsuits, monetary damages could be significant, which could harm our financial condition. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
There may be limitations on our business or changes to our business practices resulting from our litigation.
Certain limitations have been placed on our business in recent years because of litigation. We may also have to change our business practices in response to pending or future litigation. For example, under the settlement agreement in the interchange multidistrict litigation, we have agreed, among other things, to permit merchants to add surcharges to credit transactions in certain circumstances. See Item 8—Financial Statements and Supplementary Data—Note 20—Legal Matters included elsewhere in this report. Additional surcharges to credit transactions could adversely impact consumers' usage of Visa-branded payment products.
Settlements of, or judgments in pending and future litigation could force us to limit the rates we set, revise our rules about rates charged to consumers who use Visa-branded payment products or make other modifications that could harm our overall business.
We may be subject to tax examinations or disputes, or changes in the tax laws.
We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may decrease their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service and other tax authorities, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could result in a material, adverse effect on our cash flow and financial position. In addition, changes in existing laws, such as recent proposals for fundamental U.S. and international tax reform, may also increase our effective tax rate. A substantial increase in our tax payments could have a material, adverse effect on our financial results. See also Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
We have limited rights to enforce our Framework Agreement with Visa Europe, which could expose us to significant liabilities.
While we have entered into an agreement to acquire Visa Europe, until the transaction closes or if it fails to close, our relationship is governed by the Framework Agreement. In the event Visa Europe fails to meet its obligations under the Framework Agreement, our remedies are limited. We are unable to terminate the Framework Agreement even upon Visa Europe's material, uncured breach. See Note 2—Visa Europe to our consolidated financial statements included in Item 8 of this report.
Under the Framework Agreement, we may be required to indemnify Visa Europe for losses resulting from all claims outside its region arising from our or their actions relating to the payments business. This obligation applies even if neither we nor any of our related parties or agents engaged in the actions gives rise to such claims. The indemnity obligation could expose us to significant liabilities for activities over which we have little or no control. Our U.S. retrospective responsibility plan would not cover these liabilities.
In our view, pursuant to the Framework Agreement, Visa Europe is obligated to indemnify Visa Inc. and Visa International Service Association ("Visa International") in connection with the European Competition Proceedings (i.e., the pending European Commission investigation and the filed or unfiled claims in the U.K. Merchant Litigation), including payment of any fines or damages that may be imposed. However, Visa Europe has informed us of its view that it is not obligated to indemnify Visa Inc. or Visa International for these claims. If Visa Europe continues in its refusal to indemnify us and we cannot enforce the indemnity, we could be exposed to significant liabilities which would not be covered under our U.S. retrospective responsibility plan. See Note 20—Legal Matters to our consolidated financial statements included in Item 8 of this report.
Business Risks
We face intense pressures on client pricing.
Pressure on client pricing poses challenges for our business. In order to stay competitive, we offer incentives to our clients to increase payments volume, enter new market segments and expand their Visa-branded card base. These include up-front cash payments, fee discounts, credits, performance-based incentives, marketing and other support payments. We have continued to increase the use of incentives such as up-front cash payments and fee discounts in many countries, including the U.S. In addition, we offer incentives to certain merchants or acquirers to win routing preference in situations where our products co-reside with other networks and merchants have a choice of network routing options. The economic pressures on our clients arising from the Dodd-Frank Act have also increased our use of incentives. As a result, the provision of certain products and services may be less profitable or become unprofitable, which may materially and adversely affect our revenues and profits.
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
We face intense competition in our industry.
The global payments industry is intensely competitive and, as a result, our payment programs compete against all forms of payment. These include cash, checks, electronic, eCommerce, virtual currencies and mobile payments, as well as traditional general purpose card networks. In addition, our open-loop payments network competes against other alternate payment systems such as closed-loop payment systems. Traditional or nontraditional competitors may put us at a competitive disadvantage by leveraging services or products in areas in which we do not directly compete to win business in areas where we do compete.
Our clients can reassess their commitments to us at any time or develop their own competitive services. The Dodd-Frank Act increased this competitive pressure. The risk to maintaining or securing our clients' long-term commitments to our products increased with the Dodd-Frank Act's restrictions on network exclusivity in the debit sector. We do not have exclusivity with our largest clients such as JPMorgan Chase and Bank of America. In certain circumstances, our clients may terminate these relationships on relatively short notice without significant early termination fees. Because a significant portion of our operating revenues is concentrated among our largest clients, the loss of business from any of these clients could have an adverse effect on the Company. See Note 13—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8 of this report.
Additionally, some of our competitors may develop substantially better technology or have greater financial resources. They may offer a wider range of programs, products and services than we do, including more innovative ones. They may use advertising and marketing strategies that are more effective than ours, achieving broader brand recognition and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements.
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

•
new services and technologies that we develop may be impacted by industry-wide solutions and standards set by organizations such as the International Organization for Standardization, American National Standards Institute, as well as EMVCo, related to EMV-chip payment technology, cloud-based payments, tokenization or other technologies.

Our failure to compete effectively in light of any such developments could harm our business and prospects for future growth.
Disintermediation from the payments value chain could harm our business.
Our position in the payments value chain is key to our business. Some of our competitors, including American Express, Discover, private-label card networks, virtual currencies and certain alternate payments systems, operate closed-loop payments systems, with direct connections to both merchants and consumers without any intermediaries. These competitors seek to derive competitive advantages from this business model. Regulatory actions or initiatives such as the Dodd-Frank Act or the Federal Reserve’s Faster Payments efforts may provide them with increased opportunity to do so. In addition, although other competitors are pursuing similar lines of business or adopting similar commercial models, they have not attracted the same level of legal or regulatory scrutiny of their pricing and business practices as operators of multi-party payments systems such as ours.
We also run the risk of disintermediation due to factors such as emerging technologies including mobile payments, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing payments. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
Additional consolidation in the financial services industry could impact our revenues and harm our overall business.
Additional consolidation in the financial services industry or the acquisition of one or more of our largest clients by an institution with a strong relationship with one of our competitors may reduce the overall number of our clients. This could result in the acquired financial institution's Visa business shifting to a competitor, resulting in a substantial loss of business to us.
Our existing clients may seek to obtain more favorable pricing agreements. We may also be adversely affected by price compression should one of our clients absorb another financial institution and qualify for higher volume-based discounts on the combined volumes of the merged businesses. Pressure on the fees we charge our clients caused by such consolidation could impact our revenues and harm our overall business.
Merchants' continued focus on the costs associated with payment card acceptance exposes us to additional risks.
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
Additionally, some merchants have pushed for changes to the Visa Rules which govern Visa acceptance at the point of sale, including the ability to accept only certain types of Visa-branded cards (e.g., credit or debit) and impose account holder surcharges. If successful, where applicable, these efforts could adversely impact consumers' usage of Visa-branded payment products.
We also face competitive pressures on pricing. We and our clients negotiate pricing discounts and other incentive arrangements with certain large merchants to increase acceptance and usage of Visa-branded payment cards. If merchants continue to consolidate, we and our clients may have to increase the incentives provided to certain large merchants. Some merchants also continue to invest in their own payment solutions, using both traditional and new technology platforms. Examples include closed-loop payment systems that are specific to a single merchant or multi-merchant solutions like the Merchant Customer Exchange, which is designed for a mobile platform utilizing alternative payment systems and has many merchant participants. Such programs may offer unique or specialized benefits to consumers, including discounts or customized offers. If merchants are able to drive broad consumer adoption and usage, it could harm our business.
We may not be able to grow or maintain our business due to certain financial institutions or merchants' exclusive, or nearly exclusive, relationships with our competitors.
Certain financial institutions or merchants have longstanding exclusive, or nearly exclusive, relationships with our competitors to issue or accept payment cards. These relationships may make it difficult or cost-prohibitive for us to conduct material amounts of business with them. In addition, these financial institutions or merchants may be more successful and may grow more quickly than our existing clients or merchants, which could put us at a competitive disadvantage and prevent us from growing our business.
Our success depends on our relationships with our financial institution clients, acquirers, merchants, account holders and other third parties.
We depend and will continue to depend significantly on relationships with our financial institution clients and on their relationships with account holders and merchants to support and to compete effectively for our programs and services. We do not issue cards, extend credit to account holders or determine the interest rates or other fees charged to account holders using cards that carry our brands. Each issuer determines these competitive card features for their customers. Account holders, however, may associate these features with our brands and if they are dissatisfied, our business may be harmed.
As a result of the Dodd-Frank Act's network exclusivity regulations, we have engaged and will continue to engage in significantly more discussions with merchants, acquirers and processors to provide incentives to promote routing preference and acceptance growth. We already engage in many co-branding efforts, in which we contract with merchants, who directly receive incentives from us. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships.
Outside the U.S., some governments only permit local providers to complete domestic processing, which prohibits us from overseeing the end-to-end processing of the transactions. Therefore, we depend on our close working relationships with our clients or other third party processors in these regions to effectively manage the processing of transactions involving Visa-branded cards. Our inability to oversee the end-to-end processing for cards carrying our brands in these countries may put us at a competitive disadvantage by limiting our ability to ensure the quality of the services supporting our brands.
In addition, we depend on third parties and our financial institution clients to provide various services associated with our payments network on our behalf, and to the extent that such third-party vendors or our financial institution clients fail to perform or deliver adequate services, our business and reputation could be impaired.
Negative perception of our company in the marketplace may affect our brands and reputation.
Our brands and reputation are key assets of our business. The ability to attract and retain account holders and financial institution clients to Visa-branded products depends highly upon the external perceptions of our company and our industry's quality of service, use and protection of account holder data, regulatory compliance, financial condition, corporate responsibility and other factors. Negative perception or publicity, particularly in light of the rapid, widespread use of social media channels, could cause damage to our brands and reputation. Our business may also be affected by actions taken by our clients or other third parties, or by circumstances that are outside of our control:

•	Our clients and other third parties may take actions that we do not believe to be in the best interests of our brands or that are inconsistent with our own business practices.

•
Until we are able to complete the proposed acquisition of Visa Europe, our limited control over the quality of service and promotion of our brands in Europe could affect our brands and reputation globally. While Visa Europe has very broad latitude to use our brands and technology within its region, Visa Europe is not required to spend any minimum amount of money conducting research on brand performance, promoting or maintaining the strength of our brands.

•
Any negative perception of the U.S. arising from its political, economic, social or other positions could harm the perception of our company and our brands globally by associating Visa with those positions.

Any of these factors could turn clients and consumers away from our brand and products, require us to take on additional liabilities and costs, result in greater regulatory or legislative scrutiny, and harm our overall business.
We may continue to be affected by economic events in financial markets around the world.
The current threats to global economic growth include geopolitical instability in Brazil, Venezuela, Russia, Ukraine, the Middle East and other oil producing countries, which could affect oil prices, economic fragility in the Eurozone and in the U.S., higher interest rates hurting the housing market, sluggish job creation, political discord, spending cuts and debt defaults. While there continues to be some improvements in advanced economies, emerging economies continue to suffer with slower growth. Consumer spending continues to be impacted from consumer debt levels, elevated housing inventory, deflation, changes in savings rates, continued equity market volatility, decreased export activity, lowered government spending and additional government intervention. Furthermore, continued challenges in the credit environment, bank instability, downgrades of sovereign, bank and commercial debt, political issues affecting the handling of national debt, and the uncertainty arising from new government policies could also impact our clients, merchants and account holders.
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
Any of these developments could harm our overall business.
A decline in non-U.S. and cross-border activity and in multi-currency transactions could adversely affect our revenues and profitability.

•
We generate a significant amount of our revenues from cross-border transactions, and our clients pay us fees in connection with them. Cross-border transactions arise when the country of origin of the issuer is different from that of the merchant. Some of these cross-border transaction fees vary depending on the transaction currency and whether the transaction currency is different than the account holder's billing currency as provided to Visa by his or her issuer. Additionally, adverse changes in exchange rates could reduce the number of cross-border transactions which may harm our revenues.

•
In addition, Visa derives revenue from foreign currency exchange activities that result when our clients settle transactions in different currencies. A reduction in multi-currency transactions may reduce the need for foreign currency exchange activities and adversely affect our revenues. Limitations or changes in our ability to set foreign currency exchange rates for multi-currency transactions as a result of regulation, changes to tax policy, litigation, competitive pressures, reduced volatility in currency markets or other reasons may also adversely affect our revenues.

•
Cross-border travel may be adversely affected by global geopolitical, economic, social and other conditions. These include the threat of terrorism, social or political instability, natural disasters, effects of climate change and outbreaks of flu, viruses and other diseases. The need for conversion of currencies declines as cross-border travel is impacted.

•
Moreover, if our financial institution clients decide to change practices (e.g., prohibit certain transactions or increase account holder fees associated with cross-border transactions), there could be a decline in account holder spending because the value proposition to the consumer could be reduced.

Transactions outside the U.S. represent an increasingly important part of our strategy, which we hope will continue to grow. However, a decline in non-U.S. and cross-border activity and multi-currency transactions would decrease the number of cross-border transactions we process and our revenues and profitability may be materially and adversely affected as a consequence.
We risk loss or insolvency if our clients fail to fund settlement obligations for which we have provided indemnifications.
We indemnify issuers and acquirers for any settlement loss they suffer due to the failure of another issuer or acquirer to fund its settlement obligations in accordance with the Visa Rules. In certain instances, we may indemnify issuers or acquirers even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. While the amount of our indemnification obligations has no limit, our exposure under the indemnification is restricted to the amount of unsettled Visa payment transactions at any point in time.
Concurrent settlement failures involving more than one of our largest clients, several of our smaller clients or systemic operational failures lasting more than a single day could cause us to exceed our available financial resources and impact our liquidity. Even if we have sufficient liquidity to cover a settlement failure, we may be unable to recover the amount of such payment. This could expose us to significant losses, and harm our business. See Note 11—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
Some of our clients are considered group members under the Visa Rules. As a result, some of these group members have elected to limit their responsibility for settlement losses arising from the failure of their constituent financial institutions in exchange for managing their constituent financial institutions in accordance with our credit risk policy. To the extent that any settlement failure resulting from a constituent financial institution exceeds the limits established by our credit risk policy, we would have to absorb the cost of such settlement failure, which could impact our liquidity.
The use of our products and our revenues could decline if we cannot keep pace with rapid technological developments to provide new and innovative payment programs and services or comply with new laws and regulations.
Rapid, significant technological changes continue to confront the payments industry. These include developments in mobile and other proximity payment and acceptance, eCommerce, tokenization, crypto-currency and blockchain technologies. We cannot predict the effect of technological changes on our business. In addition to our own initiatives and innovations, we work closely with third parties, including some potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. In addition, our ability to adopt new services and technologies that we develop may be inhibited by industry-wide standards, new laws and regulations, resistance to change from clients or merchants, or third parties' intellectual property rights. If we are unable to develop new technologies and adapt to technological changes and evolving industry standards, it could reduce the use of our products and harm our business.
The perception of our brands and our business could be harmed if our transaction processing systems are disrupted or compromised.
Processing or other technology malfunctions, fires, natural disasters, power losses, disruptions in long-distance or local telecommunications access, fraud, military or political conflicts, terrorism, effects of climate change or other catastrophic events may disrupt or compromise our transaction processing systems. In addition, we may be susceptible to physical or computer-based attacks by terrorists or hackers due to our role in the global payments industry. These concerns about security are increased when information is transmitted over the Internet and new technologies are used to conduct financial transactions. Threats include cyberattacks such as computer viruses, worms or other destructive or disruptive software, process breakdowns, denial-of-service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. Any of these incidents could result in a degradation or disruption of our services or damage to our properties, equipment and data. They could also compromise data security. If such attacks are not detected immediately, their effect could be compounded. Finally, potential and actual attacks could also result in increased costs, both for recovery and for prevention against future attacks.
Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require for similar reasons, the failure could interrupt our services. Because of the centrality of our processing systems to our business, any interruption or degradation could adversely affect the perception of our brands' reliability and harm our business.
We may encounter account data breaches, cyberattacks or system failures involving card or other data processed, stored or transmitted by third parties or by us.
We, our clients, merchants, and other service providers process, store or transmit account holder and other information in connection with Visa-branded cards and payment products. In addition, our clients may use third-party processors to process transactions generated by cards carrying our brands. The security measures and procedures we, our clients, merchants and other service providers have in place to protect sensitive account holder data and other information may not be successful or sufficient to counter all data breaches, cyberattacks or system failures. Defending against even unsuccessful attempts to access our systems could materially increase our costs.
A failure or breach of the systems processing, storing or transmitting sensitive account holder data and other information could lead to fraudulent activity involving Visa-branded cards, reputational damage, claims against us, and loss of clients. If we are sued in any lawsuit in connection with any data security breach, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices or pricing structure, any of which could harm our business. In addition, any reputational damage resulting from an account data breach, cyberattacks or system failure at one or more of our clients, merchants or other third parties could decrease the use and acceptance of Visa-branded cards, which could harm our payments volume, revenues and future growth prospects. Finally, a breach may also subject Visa to additional regulations or governmental or regulatory investigations, which could result in significant compliance costs, fines or enforcement actions against the Company or potential restrictions imposed by regulators on our ability to process transactions.
Fraudulent or other illegal activity involving Visa-branded cards or payment products could harm our business.
Criminals are using increasingly sophisticated methods to capture account holder and other information. They use this information to conduct fraudulent transactions involving our payment products. Outsourcing and specialization of functions within the payments system are increasing. As a result, more third parties are involved in processing transactions using Visa-branded cards or payment products. A rise in fraud levels and other illegal activities involving Visa-branded cards or payment products could lead to reputational damage to our brands. This could reduce the use and acceptance of Visa-branded cards and payment products, or lead to greater regulation, which could increase our compliance costs, lower our payments volume and harm our overall business.

Failure to maintain interoperability with Visa Europe's systems could damage the business and global perception of the Visa brands.
Until our proposed acquisition of Visa Europe closes and for a period of time afterwards while Visa Europe's systems are being integrated with Visa's systems, Visa and Visa Europe will continue to maintain mostly separate authorization, clearing and settlement systems. As a result, we have to ensure that the two systems can process every transaction involving both of our territories, regardless of where it originates. Visa Europe's independent system operations could present challenges to our business due to increasing costs and difficulty in maintaining the interoperability of our respective systems. Any inconsistency in the payment processing services and products between Visa Europe and us could negatively affect account holders from Visa Europe using payment products in the countries we serve or our account holders using payment products in Visa Europe's region. Failure to authorize, clear and settle inter-territory transactions quickly and accurately could harm our business and impair the global perception of our brands.
Structural and Organizational Risks
We may experience added costs and challenges in operating our business in certain territories due to our relationship with Visa Europe.
Until our proposed acquisition of Visa Europe closes, Visa Europe's exclusive license of our trademarks and technologies under the Framework Agreement gives us little ability to control and oversee Visa Europe's operations in its region. If we want to change a global rule or to implement certain changes that may be viewed as unfavorable to Visa Europe and its members, Visa Europe is not required to implement the changes unless we agree to pay for the associated implementation costs. This may result in added costs and expenses to our business. Furthermore, the licenses granted under the Framework Agreement may raise licensing, payment and associated tax treatment concerns.
Until our proposed acquisition of Visa Europe closes, Visa Europe may hinder our ability to acquire new businesses or to operate them effectively in its region. If the acquired business has operations in Visa Europe's region, Visa Europe may play a significant part in influencing our ongoing operational decisions and costs there. Finally, Visa Europe may undertake operational and litigation strategies, including, but not limited to, our ongoing litigation in the U.K. and our ongoing case with the European Commission, that may adversely impact our business and reputation globally.
We may be unable to address the opportunities and challenges presented by our strategy and the increasingly global, dynamic, competitive, economic and regulatory environment.
For us to remain organizationally effective, we must effectively empower and deploy our management and operational resources, and incorporate both global and local perspectives into our decisions and processes. If we fail to do so, we may be unable to expand quickly, and the results of our expansion may be unsatisfactory.
In addition, if we are unable to make decisions quickly, assess our opportunities and risks, execute our strategy and implement new governance, managerial and organizational processes, as needed, we may not be successful in this increasingly global, dynamic, competitive, economic and regulatory environment.

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
Future sales of our class A common stock, or the end of transfer restrictions on our class B common stock, could result in dilution to holders of our existing class A common stock.
The market price of our class A common stock could fall as a result of many factors. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. Future offerings of our class A common stock or the end of the transfer restrictions on our class B common stock would increase the number of class A common stock outstanding, which could adversely affect the market price and dilute the voting power of our existing class A common stock. Likewise, if we complete the proposed acquisition of Visa Europe and issue the preferred shares, similar impacts on market price and dilution to our existing Class A common stock could occur upon conversion of the preferred shares into Class A common shares. The market price of our class A common stock may also suffer from the perception that such an increase in the number of class A common stock outstanding could occur in the future.
If funds are released from escrow after the resolution of the litigation covered by our U.S. retrospective responsibility plan, the value of our class A common stock will be diluted.
Under our U.S. retrospective responsibility plan, funds still in the escrow account after the resolution of all U.S. covered litigation will be released back to us. At that time, each share of class B common stock will become convertible into shares of class A common stock, benefiting the holders of class B common stock. This in turn will result in dilution of the interest of holders of class A common stock. The amount of funds released and the market price of our class A common stock will determine the extent of the dilution.
Holders of our class B and C common stock may have different interests than our holders of our class A common stock concerning certain significant transactions.
Although their voting rights are limited, holders of our class B and C common stock can vote on certain significant transactions. These include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required under Delaware law. The holders of these shares may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with holders of class A common stock. Likewise, if we complete the proposed acquisition of Visa Europe and issue the preferred shares, a similar dynamic may occur with the holders of the preferred shares.
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
We may not be able to pay regular dividends to holders of our common stock in the future.
Since August 2008, we have paid cash dividends quarterly on our class A, B and C common stock. The payment of dividends, if any, is subject to the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that our board of directors may deem relevant. If, as a result of these factors, we cannot generate sufficient earnings and cash flows from our business, we may not be able to pay dividends to all of our stockholders. Specifically, if a dividend is declared or paid, an equivalent amount must be paid on each class or series of our common stock (and on the preferred shares we are obligated to issue if we complete our proposed acquisition of Visa Europe).

Acquisitions, strategic investments and entries into new businesses could disrupt our business.
Although we may continue to make strategic acquisitions or investments in complementary businesses, products or technologies, we may be unable to successfully finance, partner with or integrate them. Such transactions, including our anticipated acquisition of Visa Europe, would present significant challenges and risks. In cases where strategic acquisitions or investments are not successfully implemented or completed, our financial condition or results of operations could be negatively impacted. We may incur substantial debt for strategic acquisitions or investments, which could adversely impact our credit ratings. Achieving the benefits of an acquisition is also dependent upon efficiently integrating the acquired business and systems into our existing operations, successfully managing new risks associated with the acquired business and achieving expected synergies, any of which we may be unable to achieve on a timely basis or at all.
Until our acquisition of Visa Europe is completed, we are subject to the terms of the exclusive license granted to Visa Europe in most acquisitions and major investments that involve countries in Visa Europe's territory, which impacts our ability to expand or conduct business in those regions. Regulatory constraints, particularly competition regulations, may also affect the extent to which we can maximize the value of our acquisitions or investments. Acquisitions outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and the risks of complying with foreign regulations.
Furthermore, the integration of any acquisition or investment will take time and resources from our core business and may disrupt our operations. We may spend time and money on acquisitions or investments that do not increase our revenues. Although we periodically evaluate potential acquisitions of and investments in businesses, products and technologies and anticipate continuing to make these evaluations, we cannot guarantee that they will be successful.
With the evolution of technology and the opening of new market segments, we may choose to participate in areas in which we have not engaged in the past, either through acquisitions or through organic development. These include digital, eCommerce, loyalty services and mobile payments. Our recent entry into these businesses requires additional resources and presents an additional degree of risk, which could materially and adversely affect our financial condition and results of operations.
Risks Relating to our Proposed Acquisition of Visa Europe

We may not be able to complete the acquisition of Visa Europe on the terms currently contemplated or at all.
On November 2, 2015, we announced a definitive agreement to acquire Visa Europe Ltd. We and Visa Europe have agreed to use all reasonable efforts to take all actions reasonably necessary to complete the acquisition. There is no assurance, however, that the acquisition will ultimately be completed, as the obligations of the parties to complete the acquisition are subject to various conditions. These conditions include, among others:

•	receipt of necessary regulatory approvals;

•	absence of any material adverse effect (as determined under the definitive transaction documentation) on Visa Europe or the Company since September 30, 2014;

•	absence of legal restraints that prohibit the closing of the acquisition;

•	the U.K. loss sharing agreement remaining in full force and effect and the litigation management deed having been fully executed and remaining in full force and effect;

•	compliance by each party in all material respects with its obligations under the acquisition agreement; and

•	Visa Europe holding the full power and authority to effect the transaction.

The acquisition agreement may be terminated by us or Visa Europe, subject to specified exceptions, if the acquisition is not completed by August 2, 2016, or if legal restraints that prohibit the closing have become final and non-appealable.

If we fail to complete the acquisition, Visa Europe would continue to have the right to require us to purchase all outstanding capital stock from Visa Europe’s members under the terms of the put option (as it existed prior to its amendment in connection with the proposed acquisition). Given current economic conditions, the purchase price under the terms of the put option would likely be in excess of $15 billion. We may not have the resources to fund the purchase price, particularly if the reason we failed to complete the acquisition was due to our inability to raise debt financing.
Financing the acquisition of Visa Europe exposes us to risk.
To finance the Visa Europe acquisition, we expect to issue senior unsecured debt in an amount ranging between $15 and $16 billion in the first half of fiscal 2016, with maturities ranging between two and 30 years depending on market conditions. We cannot predict whether we will be able to issue this debt on favorable terms, in this timeframe, or at all. If we are unable to issue this debt on favorable terms, the cost to us of financing the acquisition may be higher than we currently expect.
Moreover, although we currently anticipate that the issuance of this debt will not adversely impact our credit ratings, there can be no assurance that one or more credit rating agencies will not lower our credit ratings, particularly if there is a perceived deterioration in our business or financial prospects. Any lowering of our credit ratings before or in connection with the issuance of this debt would be expected to increase the cost of financing the acquisition.
If we are unable to issue this debt and are not able to obtain alternative financing on terms that are acceptable to us, we may be unable to complete the acquisition, which could expose us to liability to Visa Europe and its shareholders.
If we issue this debt but then fail to complete the acquisition, we will nevertheless incur interest expense, which may be higher than any returns we are able to achieve through investing the proceeds, in our business or otherwise. In addition, we may be obliged to redeem this debt at a redemption price that exceeds the net proceeds to us from its initial issuance.
We may not achieve the anticipated benefits of the Visa Europe acquisition.

Even if we complete the Visa Europe acquisition, a variety of factors may adversely affect any anticipated benefits to us from the acquisition. For example:

•	the process of integrating Visa Europe’s operations into ours may be more difficult and/or may require more resources than we anticipate;

•	we may assume unexpected liabilities;

•
we may face an increased risk of customer loss, for example if our European bank customers that were previously members of Visa Europe choose to expand business relationships with our competitors or otherwise support or engage in competing card or other payment solutions;

•	there may be unexpected regulatory and operating difficulties, commercial issues or conditions, and expenditures;

•
we would become subject to EU and other regulations that govern the operations of Visa Europe, including new regulations governing the separation of scheme and processing that have not yet been fully defined, as well as any ongoing or future litigation involving Visa Europe;

•	we may fail to retain key personnel of Visa Europe;

•	the transaction may divert the time and resources of our senior management and disrupt our current operations to a greater degree than we currently contemplate;

•
we may not be able to repurchase shares of our Class A common stock in amounts sufficient to offset the dilution resulting from the preferred stock that we intend to issue as part of the acquisition consideration; and

•	we may incur higher costs to finance the transaction than we currently contemplate.

If we do not successfully implement the Visa Europe acquisition or the acquisition is not completed on the terms we currently contemplate, our financial condition, results of operations and prospects could be negatively impacted. In particular, although we currently expect the Visa Europe acquisition to be mildly accretive to adjusted earnings per share in fiscal year 2017 (before one-time integration costs), if the expenses associated with integrating Visa Europe into our operations and financing the acquisition are higher than we currently contemplate, if we fail to achieve our revenue expectations due to unexpected customer losses or otherwise, or if we do not achieve the benefits we anticipate from revenue synergies, cost savings, and increased repurchases of Class A common stock, we may not achieve this goal.

ITEM 1B.	Unresolved Staff Comments
Not applicable.

ITEM 2.	Properties
At September 30, 2015, we owned and leased approximately 3.3 million square feet of office and processing center space in 43 countries around the world, of which approximately 1.9 million square feet are owned and the remaining 1.4 million square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 0.9 million square feet, and 0.1 million square feet of office space that we lease. We also own an office building in Miami, Florida, totaling approximately 0.2 million square feet.
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
All per share amounts and number of shares presented below reflect the four-for-one stock split that was effected in the second quarter of fiscal 2015. See Note 14—Stockholders' Equity in Item 8—Financial Statements and Supplementary Data of this report.
Price Range of Common Stock
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At November 13, 2015, we had 352 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in "street name" by banks and brokers. The following table sets forth the intra-day high and low sale prices for our class A common stock in each of our last eight fiscal quarters:

Fiscal 2015	High	Low
First Quarter	$67.33	$48.80
Second Quarter	$69.66	$61.29
Third Quarter	$70.69	$64.35
Fourth Quarter	$76.92	$60.00

Fiscal 2014	High	Low
First Quarter	$55.68	$45.03
Second Quarter	$58.88	$52.63
Third Quarter	$54.54	$48.71
Fourth Quarter	$56.19	$52.05
There is currently no established public trading market for our class B or class C common stock. There were 1,668 and 738 holders of record of our class B and class C common stock, respectively, as of November 13, 2015.
Dividend Declaration and Policy
During the fiscal years ended September 30, 2015 and 2014, we paid the following quarterly cash dividends per share of our class A common stock (determined in the case of class B and C common stock, on an as-converted basis) to all holders of record of our class A, B and C common stock.

Fiscal 2015	Dividend Per Share
First Quarter	$0.12
Second Quarter	$0.12
Third Quarter	$0.12
Fourth Quarter	$0.12

Fiscal 2014	Dividend Per Share
First Quarter	$0.10
Second Quarter	$0.10
Third Quarter	$0.10
Fourth Quarter	$0.10
Additionally, in October 2015, our board of directors declared a quarterly cash dividend of $0.14 per share of class A common stock (determined in the case of class B and C common stock, on an as-converted basis) payable on December 1, 2015, to holders of record as of November 13, 2015 of our class A, B and C common stock.

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
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2015.

Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs (2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (2),(3)
July 1-31, 2015	32,944	$75.75	—	$2,772,396,506
August 1-31, 2015	—	$—	—	$2,772,396,506
September 1-30, 2015	—	$—	—	$2,772,396,506
Total	32,944	$75.75	—

(1)
Represents shares of class A common stock withheld (per the terms of grants under the Visa 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares as the Company did not repurchase additional shares under its share repurchase programs.

(2)
The figures in the table reflect transactions according to the trade dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In October 2014 and October 2015, our board of directors authorized share repurchase programs for $5.0 billion each. These authorizations have no expiration date. All share repurchase programs authorized prior to October 2014 have been completed.

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2015, for the Visa 2007 Equity Incentive Compensation Plan (the "EIP") and the Visa Inc. Employee Stock Purchase Plan (the "ESPP"), which were approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders, except as discussed in note (2) in the table below. For a description of the awards issued under the EIP and the ESPP, see Note 16—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Plan Category	(a) Number Of Shares Of Class A Common Stock Issuable Upon Exercise Of Outstanding Options And Purchase Rights		Weighted-Average Exercise Price Of Outstanding Options And Purchase Rights	Number Of Shares Of Class A Common Stock Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by stockholders	9,151,111	(1)	$29.01	174,430,730	(3)
Equity compensation plans not approved by stockholders	526,606	(2)	$11.74	—
Total	9,677,717		$28.07	174,430,730

(1)
In addition to options, the EIP authorizes the issuance of restricted stock, restricted stock units, performance shares and other stock-based awards. The maximum number of shares issuable as of September 30, 2015, pursuant to outstanding restricted stock units and performance shares, totals 1,442,522 and 1,263,962, respectively.

(2)
These shares may be issued upon the exercise of options issued by Visa replacing certain CyberSource options outstanding at the time of the fiscal 2010 acquisition. These options were issued under certain provisions of the EIP, which permit Visa to issue options in connection with certain acquisition transactions.

(3)
In January 2015, the Company's class A stockholders approved the ESPP which permits eligible employees to purchase shares of Class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. See Note 16—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. As of September 30, 2015, 154 million shares and 20 million shares were available for issuance under the EIP and the ESPP, respectively.

ITEM 6.	Selected Financial Data
The following table presents selected Visa Inc. financial data for the past five fiscal years. The data below should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this report.
Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2015 (1),(2)	2014 (1)	2013 (1)	2012 (3)	2011
	(in millions, except per share data)
Operating revenues	$13,880	$12,702	$11,778	$10,421	$9,188
Operating expenses	$4,816	$5,005	$4,539	$8,282	$3,732
Operating income	$9,064	$7,697	$7,239	$2,139	$5,456
Net income attributable to Visa Inc.	$6,328	$5,438	$4,980	$2,144	$3,650
Basic earnings per share—class A common stock(4)	$2.58	$2.16	$1.90	$0.79	$1.29
Diluted earnings per share—class A common stock(4)	$2.58	$2.16	$1.90	$0.79	$1.29

	At September 30,
Balance Sheet Data:	2015 (1),(2)	2014 (1)	2013 (1)	2012 (3)	2011
	(in millions, except per share data)
Total assets	$40,236	$38,569	$35,956	$40,013	$34,760
Accrued litigation	$1,024	$1,456	$5	$4,386	$425
Total equity	$29,842	$27,413	$26,870	$27,630	$26,437
Dividend declared and paid per common share(4)	$0.48	$0.40	$0.33	$0.22	$0.15

(1)
During fiscal 2013, we made payments from the litigation escrow account totaling $4.4 billion in connection with the U.S. covered litigation. During fiscal 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Certain merchants in the settlement classes objected to the settlement and filed opt-out claims. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received and deposited into the litigation escrow account, and a related increase in accrued litigation to address the opt-out claims were recorded in the second quarter of fiscal 2014. An additional accrual of $450 million associated with these opt-out claims was recorded in the fourth quarter of fiscal 2014. During fiscal 2015, payments totaling $426 million were made from the litigation escrow account reflecting settlements with a number of individual opt-out merchants, resulting in an accrued balance of $1.0 billion as of September 30, 2015. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(2)
During fiscal 2015, we recorded a tax benefit of $296 million resulting from the resolution of uncertain tax positions with taxing authorities in fiscal 2015, of which $239 million relates to prior fiscal years.

(3)
During fiscal 2012, we recorded: a one-time, non-cash tax benefit of $208 million related to the remeasurement of our net deferred tax liabilities; a U.S. covered litigation provision of $4.1 billion and related tax benefits; and the reversal of previously recorded tax reserves and interest, which increased net income by $326 million.

(4)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during fiscal 2015 reflects the impacts of continued uneven and tepid economic growth.
Visa Europe acquisition. On November 2, 2015, we entered into a transaction agreement with Visa Europe, pursuant to which we agreed to acquire 100% of the share capital of Visa Europe for a total purchase price of up to €21.2 billion. The purchase price consists of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock convertible upon certain conditions into class A common stock or class A equivalent preferred stock, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period. In conjunction with the transaction agreement, the Visa Europe put option was amended to align the terms on which Visa Europe may exercise its rights under the put option agreement with the terms of the transaction agreement. The purchase of Visa Europe's share capital will be effected through the exercise of the amended Visa Europe put option. The preferred stock conversion rates may be reduced from time to time to offset certain liabilities, if any, which may be incurred by us, Visa Europe or its affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. As part of the acquisition, we also entered into the U.K. loss sharing agreement with Visa Europe and certain of Visa Europe’s members located in the United Kingdom to compensate us for certain losses which may be incurred by us or Visa Europe as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom. See Note 2—Visa Europe, Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities, and Note 20—Legal Matters to our consolidated financial statements. The closing of our acquisition of Visa Europe is subject to regulatory approvals and other customary conditions, and is currently expected to occur in our fiscal third quarter of 2016.
Financial highlights. During fiscal 2015, we recorded net income of $6.3 billion or diluted class A earnings per share of $2.58, an increase of 16% and 20% over the prior year, respectively. Our non-GAAP adjusted net income and diluted earnings per share for fiscal 2015, 2014 and 2013 are as follows:

	Fiscal Year Ended September 30,			% Change(1)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions, except percentages)
Net income, as adjusted(2)	$6,438	$5,721	$4,980	13%	15%
Diluted earnings per share, as adjusted(2),(3)	$2.62	$2.27	$1.90	16%	19%

(1)	Figures in the tables may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Adjusted net income and diluted earnings per share in fiscal 2015 and 2014 exclude the impact of certain significant items that we believe are not indicative of our operating performance, as they either have no cash impact or are related to amounts covered by the U.S. retrospective responsibility plan. For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below. There were no comparable adjustments recorded during fiscal 2013.

(3)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015.
During fiscal 2015, we recognized a tax benefit of $296 million resulting from the resolution of uncertain tax positions with taxing authorities. Of the $296 million benefit, $239 million relates to prior fiscal years. Our financial results for the year ended September 30, 2014 reflect a one-time tax benefit of $191 million associated with a deduction for U.S. domestic production activities related to fiscal years 2013 and prior. See Note 19—Income Taxes to our consolidated financial statements.
We recorded net operating revenues of $13.9 billion for fiscal 2015, an increase of 9% over the prior year driven by continued growth in our underlying business drivers: nominal payments volume; processed transactions; and cross-border volume. The general strengthening of the U.S. dollar during the year resulted in a two-and-a-half- percentage point decline in total operating revenue growth.
Total operating expenses for fiscal 2015 were $4.8 billion, a decrease of 4% over the prior year, primarily due to the absence of a $450 million litigation provision associated with the interchange multidistrict litigation recorded in fiscal 2014. Excluding this provision, operating expenses increased by 6% over prior year adjusted operating expenses, primarily due to increases in personnel, additional depreciation from our ongoing investments in technology assets and infrastructure, and general and administrative expenses. The increases were partially offset by decreases in network and processing and marketing expenses.
Adjusted financial results. Our financial results for fiscal 2015 and 2014 reflect the impact of significant items that we believe are not indicative of our operating performance in the prior or future years, as they either have no cash impact or are related to amounts covered by the U.S. retrospective responsibility plan. As such, we believe the presentation of adjusted financial results excluding the following amounts provides a clearer understanding of our operating performance for the periods presented.

•
Revaluation of Visa Europe put option. During the third quarter of fiscal 2015, we recorded an increase of $110 million in the fair value of the unamended Visa Europe put option, resulting in the recognition of non-cash, non-operating expense in our financial results. This amount is not subject to income tax and therefore has no impact on our reported income tax provision. See Note 2—Visa Europe to our consolidated financial statements.

•
Litigation provision. During fiscal 2014, we recorded a litigation provision of $450 million and related tax benefits associated with the interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be paid from the litigation escrow account. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters to our consolidated financial statements.

The following tables present our adjusted financial results for fiscal 2015 and 2014. There were no comparable adjustments recorded during fiscal 2013.

	Fiscal 2015
(in millions, except for percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Net Income	Diluted Earnings Per Share (2),(3)
As reported	$4,816	65%	$6,328	$2.58
Revaluation of Visa Europe put option	—	—	110	0.04
As adjusted	$4,816	65%	$6,438	$2.62
Diluted weighted-average shares outstanding, as reported				2,457

	Fiscal 2014
(in millions, except for percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Net Income	Diluted Earnings Per Share (2),(3)
As reported	$5,005	61%	$5,438	$2.16
Litigation provision	(450)	4%	283	0.11
As adjusted	$4,555	64%	$5,721	$2.27
Diluted weighted-average shares outstanding, as reported				2,523

	Fiscal 2013
(in millions, except for percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Net Income	Diluted Earnings Per Share (2),(3)
As reported	$4,539	61%	$4,980	$1.90
Diluted weighted-average shares outstanding, as reported				2,624

(1)	Operating margin is calculated as operating income divided by total operating revenues.

(2)	Figures in the table may not recalculate exactly due to rounding. Operating margin and diluted earnings per share figures are calculated based on unrounded numbers.

(3)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015.
Class A common stock split. In January 2015, Visa’s board of directors declared a four-for-one split of its class A common stock. Each class A common stockholder of record at the close of business on February 13, 2015 ("Record Date") received a dividend of three additional shares on March 18, 2015 for every share held as of the Record Date. Trading began on a split-adjusted basis on March 19, 2015. Holders of class B and C common stock did not receive a stock dividend. Instead, the conversion rate for class B common stock increased to 1.6483 shares of class A common stock per share of class B common stock, and the conversion rate for class C common stock increased to 4.0 shares of class A common stock per share of class C common stock. Immediately following the split, the class A, B and C stockholders retained the same relative ownership percentages that they had prior to the stock split. See Note 14—Stockholders' Equity to our consolidated financial statements.
Reduction in as-converted class A common stock. During fiscal 2015, we repurchased 44 million shares of our class A common stock in the open market using $2.9 billion of cash on hand. As of September 30, 2015, we had remaining authorized funds of $2.8 billion. All share repurchase programs authorized prior to October 2014 have been completed. In October 2015, our board of directors authorized an additional $5.0 billion share repurchase program. See Note 14—Stockholders' Equity to our consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted strong growth in the United States, driven mainly by consumer credit. Nominal international payments volume growth was negatively impacted by the overall strengthening of the U.S. dollar. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the 12 months ended June 30, 2015(1) was 13% compared to 15% for the prior year comparable period. Processed transactions sustained healthy growth reflecting the ongoing worldwide shift to electronic currency.

The following tables present nominal payments volume.(2)

	United States			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$980	$872	12%	$1,676	$1,600	5%	$2,656	$2,472	7%
Consumer debit(3)	1,201	1,128	7%	463	454	2%	1,665	1,581	5%
Commercial(4)	412	370	11%	151	145	4%	563	515	9%
Total nominal payments volume	$2,594	$2,369	9%	$2,290	$2,198	4%	$4,884	$4,567	7%
Cash volume	492	469	5%	2,016	2,122	(5)%	2,508	2,591	(3)%
Total nominal volume(5)	$3,086	$2,838	9%	$4,306	$4,320	—%	$7,392	$7,158	3%

	United States			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$872	$786	11%	$1,600	$1,498	7%	$2,472	$2,284	8%
Consumer debit(3)	1,128	1,046	8%	454	392	16%	1,581	1,438	10%
Commercial(4)	370	334	11%	145	140	3%	515	474	9%
Total nominal payments volume	$2,369	$2,167	9%	$2,198	$2,030	8%	$4,567	$4,197	9%
Cash volume	469	446	5%	2,122	2,083	2%	2,591	2,530	2%
Total nominal volume(5)	$2,838	$2,613	9%	$4,320	$4,113	5%	$7,158	$6,726	6%
The following table presents nominal and constant payments volume growth.(2)

	International				Visa Inc.
	12 months ended June 30, 2015 vs 2014(1)		12 months ended June 30, 2014 vs 2013(1)		12 months ended June 30, 2015 vs 2014(1)		12 months ended June 30, 2014 vs 2013(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	5%	13%	7%	13%	7%	13%	8%	12%
Consumer debit(3)	2%	14%	16%	24%	5%	9%	10%	12%
Commercial(4)	4%	13%	3%	10%	9%	12%	9%	11%
Total payments volume growth	4%	13%	8%	15%	7%	11%	9%	12%
Cash volume growth	(5)%	8%	2%	9%	(3)%	7%	2%	8%
Total volume growth	—%	11%	5%	12%	3%	10%	6%	10%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the twelve months ended September 30, 2015, 2014 and 2013, were based on nominal payments volume reported by our financial institution clients for the twelve months ended June 30, 2015, 2014 and 2013, respectively.

(2)	Figures in the tables may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(3)	Includes consumer prepaid volume.

(4)	Includes large, middle and small business credit and debit, as well as commercial prepaid volume.

(5)
Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased on cards carrying the Visa, Visa Electron and Interlink brands. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution clients, subject to review by Visa. On occasion, previously presented volume information may be updated. Prior period updates are not material.

(6)	Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table provides the number of transactions processed by our VisaNet system, including transactions involving Visa, Visa Electron, Interlink and PLUS cards processed on Visa's networks during the fiscal periods presented.(1)

	2015(2)	2014	2013	2015 vs. 2014 % Change	2014 vs. 2013 % Change
	(in millions, except percentages)
Visa processed transactions	70,968	64,993	58,472	9%	11%

(1)
Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

(2)
As a result of recent changes in Russian National Payment System law, we have transitioned the processing of Russian domestic transactions to the Russian National Payment Card System during the third quarter of fiscal 2015. The number of transactions processed by our VisaNet system does not reflect Russian domestic transactions processed after the transition.

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
Other revenues consist mainly of license fees for use of the Visa brand, revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement, fees from account holder services, certification and licensing, and other activities related to our acquired entities. Other revenues also include optional service or product enhancements, such as extended account holder protection and concierge services.

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
Professional fees mainly consist of fees for legal, consulting and other professional services.
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
Non-operating (Expense) Income
Non-operating (expense) income mainly includes the change in the fair value of the Visa Europe put option, income, gains and losses earned on investments, and accrued interest and penalties related to reserves for uncertain tax positions.
Visa Inc. Fiscal 2015, 2014 and 2013
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

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
	(in millions, except percentages)
United States	$7,406	$6,847	$6,379	$559	$468	8%	7%
International	6,219	5,629	5,177	590	452	10%	9%
Visa Europe	255	226	222	29	4	13%	2%
Total operating revenues	$13,880	$12,702	$11,778	$1,178	$924	9%	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
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

Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in fiscal 2015, as partially mitigated by our hedging program, resulted in an overall decline of about two-and-a-half percentage points in total operating revenue growth.
The following table sets forth the components of our total operating revenues.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
	(in millions, except percentages)
Service revenues	$6,302	$5,797	$5,352	$505	$445	9%	8%
Data processing revenues	5,552	5,167	4,642	385	525	7%	11%
International transaction revenues	4,064	3,560	3,389	504	171	14%	5%
Other revenues	823	770	716	53	54	7%	7%
Client incentives	(2,861)	(2,592)	(2,321)	(269)	(271)	10%	12%
Total operating revenues	$13,880	$12,702	$11,778	$1,178	$924	9%	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues increased in fiscal 2015 and 2014 primarily due to 7% and 9% growth in nominal payments volume, respectively. Service revenues also benefited from select pricing modifications which became effective in the third quarter of fiscal 2015.

•	Data processing revenues increased in fiscal 2015 and 2014 due to overall growth in processed transactions of 9% and 11%, respectively.

•
International transaction revenues increased in fiscal 2015 primarily due to higher volatility in a broad range of currencies, combined with select pricing modifications that became effective in the third quarter of fiscal 2015. The fiscal 2014 increase was primarily due to 8% growth in nominal cross-border volume, partially offset by lower volatility in a broad range of currencies.

•
Client incentives increased in fiscal 2015 and 2014, reflecting overall growth in global payments volume as well as incentives incurred on long-term client contracts that were initiated or renewed during fiscal 2015 and 2014. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth the components of our total operating expenses.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
	(in millions, except percentages)
Personnel	$2,079	$1,875	$1,932	$204	$(57)	11%	(3)%
Marketing	872	900	876	(28)	24	(3)%	3%
Network and processing	474	507	468	(33)	39	(7)%	8%
Professional fees	336	328	412	8	(84)	2%	(20)%
Depreciation and amortization	494	435	397	59	38	14%	10%
General and administrative	547	507	451	40	56	8%	12%
Litigation provision	14	453	3	(439)	450	(97)%	NM
Total operating expenses(2)	$4,816	$5,005	$4,539	$(189)	$466	(4)%	10%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Excluding the litigation provision of $450 million recorded in fiscal 2014 associated with litigation covered by the U.S. retrospective responsibility plan, operating expenses for fiscal 2014 were $4.6 billion. On an adjusted basis, the percentage change of fiscal 2015 over fiscal 2014 is an increase of 6%, and fiscal 2014 over fiscal 2013 was flat.

•
Personnel increased in fiscal 2015 primarily due to a continued increase in headcount reflecting our strategy to invest for future growth, particularly in internal technology resources, combined with higher incentive compensation. The decrease in fiscal 2014 was mainly due to lower incentive compensation and severance charges, reductions in our net periodic pension cost and the absence of one-time share-based compensation expenses previously recognized in fiscal 2013, partially offset by an increase in headcount.

•
Marketing decreased in fiscal 2015 mainly due to the overall strengthening of the U.S. dollar as marketing spend in local currencies was converted to U.S. dollars, combined with the absence of the 2014 Sochi Winter Olympics and 2014 FIFA World Cup spend incurred in fiscal 2014. The decrease was partially offset by on-going advertising and promotional campaigns to support our growth strategies and new product initiatives, such as Visa Checkout, which began in the second half of fiscal 2014. The increase in marketing during fiscal 2014 compared to fiscal 2013 was also attributable to elevated spend supporting the two sporting campaigns.

•
Network and processing in fiscal 2015 decreased as a result of initiatives to optimize the use of our technology resources. The increase in fiscal 2014 was mainly due to continued technology and processing network investments to support growth.

•
Professional fees in fiscal 2015 were flat compared to fiscal 2014. The decrease in fiscal 2014 was mainly due to the absence of certain project costs incurred in fiscal 2013 as part of our effort to align resources with our strategic priorities.

•
Depreciation and amortization increased in fiscal 2015 and 2014, primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our digital solutions and core business initiatives.

•
General and administrative increased in fiscal 2015 mainly due to an increase in travel activities, product enhancements and facilities costs in support of our business growth, combined with losses incurred from the sale of assets held by an international subsidiary. These increases were partially offset by unrealized foreign exchange gains recorded in fiscal 2015 upon the remeasurement of monetary assets and liabilities held by foreign subsidiaries into their functional currency and the absence of the fiscal 2014 disposal of obsolete technology assets. Fiscal 2014 increased mainly due to facilities costs and other corporate expenses, and the disposal of obsolete technology assets, partially offset by a decrease in travel activities.

•
Litigation provision in fiscal 2014 reflects a $450 million accrual related to the U.S. covered litigation. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters to our consolidated financial statements.

Non-operating (Expense) Income
Non-operating expense in fiscal 2015 primarily reflects a non-cash adjustment to the fair value of the unamended Visa Europe put option of $110 million, which is not subject to tax. The change in value did not reflect any change in the likelihood that Visa Europe would exercise its option in its unamended form at September 30, 2015. See Note 2—Visa Europe and Note 4—Fair Value Measurements and Investments to our consolidated financial statements. Non-operating income in fiscal 2014 increased from fiscal 2013 primarily due to the absence of a $15 million other-than-temporary impairment loss recognized during fiscal 2013. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements.
Effective Income Tax Rate
The effective income tax rates were 30% in fiscal 2015 and 2014. The following highlights the significant tax items recorded in each respective year:

•
a $296 million tax benefit recognized in fiscal 2015 resulting from the resolution of uncertain tax positions with taxing authorities. Included in the $296 million is a one-time $239 million tax benefit that relates to prior fiscal years; and

•	a $264 million tax benefit recognized in fiscal 2014 related to a deduction for U.S. domestic production activities, of which $191 million was a one-time tax benefit related to prior fiscal years.
The effective income tax rate of 30% in fiscal 2014 differs from the effective income tax rate of 31% in fiscal 2013 mainly due to:

•	the aforementioned $264 million tax benefit recognized in fiscal 2014; and

•	the absence of the following in fiscal 2014:

•	a tax benefit recognized in fiscal 2013 as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•	certain foreign tax credit benefits related to prior years recognized in fiscal 2013.
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

Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	2015	2014	2013
	(in millions)
Total cash provided by (used in):
Operating activities	$6,584	$7,205	$3,022
Investing activities	(1,435)	(941)	(1,164)
Financing activities	(3,603)	(6,478)	(1,746)
Effect of exchange rate changes on cash and cash equivalents	1	(1)	—
Increase (decrease) in cash and cash equivalents	$1,547	$(215)	$112
Operating activities. Reported cash provided by operating activities in fiscal 2015, 2014 and 2013 was significantly impacted by cash flows related to the interchange multidistrict litigation, including:

•	payments of $426 million made from the litigation escrow account and a related decrease of approximately $157 million of income taxes paid during fiscal 2015;

•	the return of $1.1 billion in takedown payments in fiscal 2014 and related increase of $368 million in income taxes paid; and

•	payments of $4.4 billion made in fiscal 2013 from the litigation escrow account and a related decrease of $1.5 billion in overall income taxes paid.
The cash inflows and outflows related to the litigation escrow account are also reflected as offsetting cash flows within financing activities for their respective years as they are covered by the retrospective responsibility plan.
Absent the above impacts, cash provided by operating activities increased in fiscal 2015, 2014 and 2013 to approximately $6.9 billion, $6.5 billion, and $5.9 billion respectively, reflecting growth in total operating revenues in all three years. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters to our consolidated financial statements. We believe that cash flow generated from operating activities will be more than sufficient to meet our ongoing operational needs.
Investing activities. Cash used in investing activities was greater during fiscal 2015 compared to the prior year, primarily reflecting a decrease in the proceeds received from maturities and sales of available-for-sale securities, and an increase in purchases of available-for-sale securities. Cash used in investing activities was lower during fiscal 2014 compared to fiscal 2013, reflecting a decrease in purchases of available-for-sale investment securities, offset by an increase in cash used to acquire a business in which we previously held a minority interest. See Note 4—Fair Value Measurements and Investments and Note 7—Intangible Assets and Goodwill to our consolidated financial statements.
Financing activities. Reported financing activities reflect significant cash flows in connection with the interchange multidistrict litigation that offset the impacts discussed above within operating activities as they are covered by the U.S. retrospective responsibility plan. Additionally, reported financing activities in fiscal 2014 include deposits into the litigation escrow account of $450 million. Absent these impacts, which are related to the interchange multidistrict litigation, cash used in financing activities was $4.0 billion, $5.0 billion and $6.1 billion in fiscal 2015, 2014 and 2013, respectively. The changes in fiscal years 2015 and 2014 are primarily due to the repurchase of class A common stock in the open market. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities, Note 14—Stockholders' Equity and Note 20—Legal Matters to our consolidated financial statements.
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

Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $7.0 billion at September 30, 2015. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. taxes on the amount of undistributed earnings in those subsidiaries. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued a U.S. income tax provision in our financial results related to approximately $6.4 billion of undistributed earnings included in these funds. The amount of income taxes that would have resulted had such earnings been repatriated is not practicably determinable.
Available-for-sale investment securities. Our investment portfolio is designed to invest excess cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio primarily consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The majority of these investments, $3.4 billion, are classified as non-current as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under the program at September 30, 2015. See Note 9—Debt to our consolidated financial statements.
Credit facility. On January 28, 2015, we entered into an unsecured $3.0 billion revolving credit facility. The credit facility, which expires on January 27, 2016, replaced our previous $3.0 billion credit facility, which terminated on January 28, 2015. The new credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under either facility and we were in compliance with all related covenants during the year ended September 30, 2015. See Note 9—Debt to our consolidated financial statements.
Universal shelf registration statement. In July 2015, we filed a registration statement with the SEC using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. This registration statement expires in July 2018.
Expected debt issuance and change in capital structure. In conjunction with the potential Visa Europe acquisition, we intend to evolve our long-term capital structure. We intend to issue senior unsecured debt in an amount ranging between $15.0 billion and $16.0 billion in the first half of fiscal year 2016, with maturities ranging between 2 and 30 years, depending on market conditions. The proceeds from the debt issuance will be used to fund the upfront cash consideration of the acquisition, and increase the repurchase of class A common stock outstanding in 2016 and 2017 to offset the effect of the expected issuance of preferred stock upon the closing of the acquisition. Our initial leverage is expected to be between 1.4 and 1.5 times gross debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. We expect our long-term leverage to be between 1.1 and 1.5 times gross debt to EBITDA, maintaining flexibility to pursue future growth opportunities. We expect to maintain our current investment credit ratings disclosed below.
Litigation escrow account. Pursuant to the terms of the U.S. retrospective responsibility plan, we maintain a litigation escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be payable. When we fund the litigation escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters to our consolidated financial statements. The balance in this account at September 30, 2015, was $1.1 billion and is reflected as restricted cash in our consolidated balance sheet. As these funds are restricted for the sole purpose of making payments related to the U.S. covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs.

Credit Ratings
At September 30, 2015, our credit ratings by Standard and Poor’s and Moody’s were as follows:

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
Uses of Liquidity
Payments settlement. Payments settlement due from and to our financial institution clients can represent a substantial daily liquidity requirement. U.S. dollar settlements are typically settled within the same day and do not result in a net receivable or payable balance, while settlement in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. During fiscal 2015, we were not required to fund settlement-related working capital. Our average daily net settlement position was a payable of $272 million.
Visa Europe acquisition. On November 2, 2015, we entered into a transaction agreement to acquire Visa Europe for a total purchase price of up to € 21.2 billion. The purchase price consists of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock convertible upon certain conditions into class A common stock or class A equivalent preferred stock, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period. Closing is subject to regulatory approvals and other customary conditions, and is currently expected to occur in the fiscal third quarter of 2016. See Note 2—Visa Europe to our consolidated financial statements.
We also signed an option amendment, which amended the terms of the Visa Europe put option agreement to reflect the terms of the transaction agreement. If the acquisition of Visa Europe, as described above, is not completed, the put option will revert to its original, unamended form. The unamended put option agreement, if exercised, would require us to purchase all of the outstanding shares of capital stock of Visa Europe from its members. If the acquisition does not close and the put option reverts to its unamended terms, Visa Europe may exercise the unamended put option at any time thereafter. The unamended put option agreement provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.'s forward price-to-earnings multiple (as defined in the unamended option agreement), or the P/E ratio, at the time the unamended option is exercised, to Visa Europe's adjusted net income for the forward 12-month period (as defined in the unamended option agreement), or the adjusted sustainable income. The calculation of Visa Europe's adjusted sustainable income under the terms of the unamended put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, under the unamended terms, the key inputs to this formula, including Visa Europe's adjusted sustainable income, would be the result of negotiation between us and Visa Europe. The unamended put option agreement provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.
The fair value of the unamended put option represents the value of Visa Europe's option under its unamended terms, which, under certain conditions, could obligate us to purchase its member equity interest for an amount above fair value. At September 30, 2015, we determined the fair value of the unamended put option liability to be approximately $255 million. While this amount represents the fair value of the unamended put option at September 30, 2015, it does not represent the actual purchase price that we may be required to pay if the option is exercised under its unamended terms. The purchase price we could be obligated to pay 285 days after exercise will represent a substantial financial obligation. Given current economic conditions, the purchase price under the unamended terms of the put option would likely be in excess of $15 billion. We may need to obtain third-party financing, either by borrowing funds or undertaking a subsequent equity offering in order to fund this payment. The amount of that potential obligation could vary dramatically based on, among other things, Visa Europe's adjusted sustainable income and our P/E ratio, in each case, as negotiated at the time the put option is exercised.

Given the perpetual nature of the unamended put option and the various economic conditions which could be present at the time of exercise, our ultimate obligation in the event of exercise cannot be reliably estimated. The following table calculates our total obligation assuming, for illustrative purposes only, a range of P/E ratios for Visa Inc. and assuming that Visa Europe demonstrates $500 million of adjusted sustainable income at the date of exercise. The $500 million of assumed adjusted sustainable income provided below is for illustrative purposes only. This does not represent an estimate of the amount of adjusted sustainable income Visa Europe would have been able to demonstrate at September 30, 2015, or will be able to demonstrate at any point in time in the future. Should Visa Europe elect to exercise its put option in its unamended form, we believe it is likely that it will implement changes in its business operations to move to a for-profit model in order to maximize its adjusted sustainable income and, as a result, to increase the purchase price. The table also provides the amount of increase or decrease in the payout, assuming the same range of estimated P/E ratios, for each $100 million of adjusted sustainable income above or below the assumed $500 million demonstrated at the time of exercise. At September 30, 2015, our estimated long-term P/E ratio was 21.3x and the long-term P/E differential, the difference between this ratio and the estimated ratio applicable to Visa Europe, was 1.5x. At September 30, 2015, the spot P/E ratio was 23.2x and the spot P/E differential, the difference between this ratio and the estimated spot ratio applicable to Visa Europe, was 1.8x. These ratios are for reference purposes only and are not necessarily indicative of the ratio or differential that could be applicable if the put option were exercised at any point in the future in its unamended form.

Visa Inc’s Forward Price-to-Earnings Ratio	Payout Assuming Adjusted Sustainable Income of $500 million(1)	Increase/Decrease in Payout for Each $100 million of Adjusted Sustainable Income Above/Below $500 million
	(in millions)	(in millions)
25	$12,500	$2,500
20	$10,000	$2,000
15	$7,500	$1,500

(1)	Given current economic conditions, the purchase price under the unamended terms of the put option would likely be in excess of $15 billion.
U.S. Covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the U.S. covered litigation. As noted above, monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are payable from the litigation escrow account. During fiscal 2015, we made $426 million in covered litigation payments that were funded from the litigation escrow account, reflecting settlements with the individual opt-out merchants in the interchange multidistrict litigation proceedings. At September 30, 2015, the litigation escrow account had an available balance of $1.1 billion. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters to our consolidated financial statements.
Other litigation. Judgments in and settlements of litigation, other than the U.S. covered litigation, could give rise to future liquidity needs.
Reduction in as-converted class A common stock. During fiscal 2015, we repurchased 44 million shares of our class A common stock in the open market using $2.9 billion of cash on hand. As of September 30, 2015, we had remaining authorized funds of $2.8 billion. All share repurchase programs authorized prior to October 2014 have been completed. In October 2015, our board of directors authorized an additional $5.0 billion share repurchase program. See Note 14—Stockholders' Equity to our consolidated financial statements.
Dividends. During fiscal 2015, we paid $1.2 billion in dividends. In October 2015, our board of directors declared a quarterly dividend in the aggregate amount of $0.14 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). We expect to pay approximately $341 million in connection with this dividend on December 1, 2015. See Note 14—Stockholders' Equity to our consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Holders of class B and C common stock will share ratably on an as-converted basis in such future dividends.
Pension and other postretirement benefits. We sponsor various qualified and non-qualified defined benefit pension plans that generally provide benefits based on years of service, age and eligible compensation. We also sponsor a postretirement benefit plan that provides postretirement medical benefits for retirees and dependents upon meeting minimum age and service requirements. Our policy with respect to our qualified pension plan is to contribute annually not less than the minimum required under the Employee Retirement Income Security Act. Our non-qualified pension and other postretirement benefit plans are funded on a current basis. We typically fund our qualified pension plan in September of each year. In fiscal 2015, 2014 and 2013, we made contributions to our pension and other postretirement plans of $19 million, $14 million, and $4 million, respectively. In fiscal 2016, given current projections and assumptions, we anticipate funding our defined benefit pension plans and other postretirement plan by approximately $12 million. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets, and related tax consequences. See Note 10—Pension, Postretirement and Other Benefits to our consolidated financial statements.
Capital expenditures. Our capital expenditures decreased during fiscal 2015 reflecting the investments to upgrade our processing network during the fourth quarter of 2014. We expect to continue investing in technology assets and payments system infrastructure to support our digital solutions and core business initiatives.
Acquisitions. During fiscal 2015 and fiscal 2014, we acquired businesses in which we previously held a minority interest using $93 million and $134 million of cash on hand, respectively. These amounts primarily reflect the respective purchase price, less cash received. These acquisitions help to expand our loyalty solutions for merchants by strengthening our merchant offers capabilities, and extend our processing capabilities internationally. See Note 7—Intangible Assets and Goodwill to our consolidated financial statements.
Fair Value Measurements—Financial Instruments
The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2015, our financial instruments measured at fair value on a recurring basis included approximately $9.3 billion of assets and $268 million of liabilities. Of these instruments, $262 million had significant unobservable inputs, including the unamended Visa Europe put option liability of $255 million, and $7 million of auction rate securities. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily comprised of guarantees and indemnifications. Visa has no off-balance sheet debt, other than lease and purchase order commitments, as discussed below and reflected in our contractual obligations table.
Indemnifications
We indemnify our financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our rules. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain global credit settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 11—Settlement Guarantee Management to our consolidated financial statements.
In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material, expected or contractually committed future obligation as of September 30, 2015. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase orders(1)	$855	$196	$49	$—	$1,100
Leases(2)	95	120	70	107	392
Client incentives(3)	3,917	5,668	3,792	4,067	17,444
Marketing and sponsorship(4)	112	242	229	71	654
Dividends(5)	341	—	—	—	341
Total(6,7,8)	$5,320	$6,226	$4,140	$4,245	$19,931

(1)
Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased and fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)	Includes operating leases for premises, equipment and software licenses, which range in terms from one to thirteen years.

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

(5)
Includes expected dividend amount of $341 million as dividends were declared in October 2015 and will be paid on December 1, 2015 to all holders of record of Visa's common stock as of November 13, 2015.

(6)
We have liabilities for uncertain tax positions of $752 million. At September 30, 2015, we had also accrued $33 million of interest and $6 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements, if any, associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(7)
On November 2, 2015, we entered into an agreement to acquire Visa Europe for a total purchase price of up to €21.2 billion to be paid in a combination of up-front cash, preferred stock, and contingent cash consideration due four years after closing. As the agreement was signed after the balance sheet date, and closing of the acquisition is subject to regulatory approvals and other customary conditions, the maximum potential purchase price is not included in the table above. Additionally, in conjunction with the agreement to acquire Visa Europe, we also entered into an option amendment, which amended the terms of the Visa Europe put option to align with the terms of the transaction agreement to acquire Visa Europe. If the acquisition does not close, the Visa Europe put option will revert to its original, unamended terms. Due to the perpetual nature of the unamended instrument and the various economic conditions, which could exist if the unamended put were exercised, the ultimate amount and timing of Visa's obligation, if any, cannot be reliably estimated. Therefore, no amounts related to this obligation have been included in the table. However, given the current economic conditions and circumstances under which Visa Europe could exercise its unamended option, the purchase price under the unamended terms of the put option would likely be in excess of $15 billion. The fair value of the unamended Visa Europe put option itself totaling $255 million at September 30, 2015 has also been excluded from this table as it does not represent the amount, or an estimate of the amount, of Visa's obligation in the event of exercise. See the Liquidity and Capital Resources and Critical Accounting Estimates sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2—Visa Europe to our consolidated financial statements.

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
Impact if actual results differ from assumptions. If our clients' actual performance or recoverable cash flows are not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2015, client incentives represented 17% of gross operating revenues.
Fair Value—Visa Europe Put Option
Critical estimates. On November 2, 2015, the Visa Europe put option was amended in conjunction with our agreement to acquire Visa Europe. At September 30, 2015, the fair value of the put option liability was based on the unamended terms. If the acquisition of Visa Europe, described in Note 2—Visa Europe, is not completed, the put option will revert to its original, unamended form. If the put option is exercised under its unamended terms, we will be required to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The unamended put option provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies our forward price-to-earnings multiple (as defined in the unamended option agreement), or the P/E ratio, at the time the option is exercised to Visa Europe's projected adjusted net income for the forward 12-month period (as defined in the unamended option agreement), or the adjusted sustainable income.

The calculation of Visa Europe's adjusted sustainable income under the terms of the unamended put option agreement includes potentially material adjustments for cost synergies and other negotiated items.
Upon exercise of the unamended put option, the key inputs to this formula, including Visa Europe's adjusted sustainable income, would be the result of negotiation between us and Visa Europe. The unamended put option provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price. See Note 2—Visa Europe to our consolidated financial statements for further detail regarding the calculation of the put exercise price under the unamended agreement.
The fair value of Visa Europe's unamended option was estimated to be approximately $255 million at September 30, 2015. While the unamended put option is in fact non-transferable, this amount, recorded in our financial statements, represents our estimate of the amount we would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction. The fair value of the unamended put option is computed by comparing the estimated strike price, under the terms of the unamended put agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is defined as the estimated amount a third-party market participant might pay in an arm's length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe will never exercise its option in its unamended form.
While this amount represents the fair value of the unamended put option at September 30, 2015, it does not represent the actual purchase price that we may be required to pay if the unamended option is exercised. Given current economic conditions, the purchase price under the unamended terms of the put option would likely be in excess of $15 billion. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Assumptions and judgment. The most significant estimates used in the valuation of the unamended put option are the assumed probability that Visa Europe will elect to exercise its option in its unamended form, and the estimated differential between the forward price-to-earnings multiple applicable to our common stock, as defined in the unamended put option agreement, and that applicable to Visa Europe on a stand-alone basis at the time of exercise, which we refer to as the P/E differential.
Probability of exercise—Exercise of the unamended put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, including under its Articles of Association). We estimate the assumed probability of exercise based on the unamended terms of the put option agreement and other reasonably available information including, but not limited to: (i) Visa Europe's stated intentions (if any) to exercise the put option in its unamended form; (ii) evaluation of market conditions, including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iii) other qualitative factors including, but not limited to, qualitative factors related to Visa Europe's largest members, which could indicate a change in their need or desire to liquidate their investment holdings.
P/E differential—The P/E differential is determined by estimating the relative difference in the forward price-to-earnings multiples applicable to our common stock, as defined in the unamended put option agreement, and that applicable to Visa Europe at the time of exercise. For valuation purposes, the forward price-to-earnings multiple applicable to our common stock at the time of exercise is estimated by evaluating various quantitative measures and qualitative factors. Quantitatively, we estimate our P/E ratio by dividing the average stock price over the preceding 24 months (the “long-term P/E calculation”) and the last 30 trading dates (the “30-day P/E calculation”) prior to the measurement date by the median estimate of our net income per share for the 12 months starting with the next calendar quarter immediately following the reporting date. This median earnings estimate is obtained from the Institutional Brokers' Estimate System. We then determine the best estimate of our long-term price-to-earnings multiple for valuation purposes by qualitatively evaluating the 30-day P/E calculation as compared to the long-term P/E calculation. In this evaluation we examine both measures to determine whether differences, if any, are the result of a fundamental change in our long-term value or the result of short-term market volatility or other non-Company specific market factors that may not be indicative of our long-term forward P/E. We believe, given the perpetual nature of the unamended put option, that a market participant would more heavily weigh long-term value indicators, as opposed to short-term indicators.
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
Other estimates of lesser significance include growth rates and foreign currency exchange rates applied in the calculation of Visa Europe's adjusted sustainable income. Growth rates assumed in the valuation reflect a for-profit model, as we believe it is likely that, should Visa Europe choose to exercise the put option in its unamended form, it will seek to maximize the purchase price by adopting a for-profit business model in advance of exercising the unamended put option. The foreign exchange rate used to translate Visa Europe's results from euros to U.S. dollars reflects a blend of forward exchange rates observed in the marketplace. The assumed timing of exercise of the unamended put option used in the various modeled scenarios is not an overly significant assumption in the valuation, as obligations calculated in later years are more heavily discounted in the calculation of present value.
Impact if actual results differ from assumptions. In the determination of the fair value of the unamended put option at September 30, 2015, we have assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of approximately 1.5x. The use of a probability of exercise that is 5% higher than our estimate would have resulted in an increase of approximately $37 million in the value of the unamended put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $249 million in the value of the unamended put option. The unamended put option is exercisable at any time at the sole discretion of Visa Europe. As such, the unamended put option liability is included in accrued liabilities in our consolidated balance sheet at September 30, 2015. Classification in current liabilities reflects the fact that this obligation could become payable within 12 months at September 30, 2015.
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
Our U.S. retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation. The plan's mechanisms include the use of the litigation escrow account. The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. We did not record an accrual for the U.S. covered litigation during fiscal 2015. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters to our consolidated financial statements.
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
The aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $1.2 billion and $1.3 billion at September 30, 2015 and 2014, respectively. The aggregate notional amount outstanding at September 30, 2015 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. The effect of a hypothetical 10% change in the value of the U.S. dollar is estimated to create an additional fair value gain or loss of approximately $91 million on our foreign currency forward contracts outstanding at September 30, 2015. See Note 1—Summary of Significant Accounting Policies and Note 12—Derivative Financial Instruments to our consolidated financial statements.
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
The fair value balances of our fixed-rate investment securities at September 30, 2015 and 2014 were $4.4 billion and $3.0 billion, respectively. A hypothetical 100 basis point increase or decrease in interest rates would create an estimated change in fair value of approximately $48 million on our fixed-rate investment securities at September 30, 2015. The fair value balances of our adjustable-rate debt securities were $1.7 billion and $1.9 billion at September 30, 2015 and 2014, respectively.
Visa Europe Put Option
We have a liability related to the put option with Visa Europe, which is recorded at fair value at September 30, 2015 based on its unamended terms. We are required to assess the fair value of the put option on a quarterly basis and record adjustments as necessary. In the determination of the fair value of the unamended put option at September 30, 2015, we assumed a 40% probability of exercise by Visa Europe at some point in the future and a P/E differential, at the time of exercise, of approximately 1.5x. The use of a probability of exercise 5% higher than our estimate would have resulted in an increase of approximately $37 million in the value of the unamended put option. An increase of 1.0x in the assumed P/E differential would have resulted in an increase of approximately $249 million in the value of the unamended put option. See Liquidity and Capital Resources and Critical Accounting Estimates above.
Pension Plan Risk
At September 30, 2015 and 2014, our U.S. defined benefit pension plan assets were $1.0 billion and $1.1 billion, respectively, and projected benefit obligations were $1.0 billion and $983 million, respectively. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $248 million in the funded status and an increase of approximately $30 million in pension cost. We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plan for fiscal 2016, if any, which would be made in September 2016.

ITEM 8.	Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Visa Inc.:
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2015. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
November 19, 2015

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
	(in millions, except par value data)
Assets
Cash and cash equivalents	$3,518	$1,971
Restricted cash—litigation escrow (Note 3)	1,072	1,498
Investment securities (Note 4):
Trading	66	69
Available-for-sale	2,431	1,910
Settlement receivable	408	786
Accounts receivable	847	822
Customer collateral (Note 11)	1,023	961
Current portion of client incentives	303	210
Deferred tax assets (Note 19)	871	1,028
Prepaid expenses and other current assets (Note 5)	353	307
Total current assets	10,892	9,562
Investment securities, available-for-sale (Note 4)	3,384	3,015
Client incentives	110	81
Property, equipment and technology, net (Note 6)	1,888	1,892
Other assets (Note 5)	776	855
Intangible assets, net (Note 7)	11,361	11,411
Goodwill (Note 7)	11,825	11,753
Total assets	$40,236	$38,569
Liabilities
Accounts payable	$127	$147
Settlement payable	780	1,332
Customer collateral (Note 11)	1,023	961
Accrued compensation and benefits	503	450
Client incentives	1,049	1,036
Accrued liabilities (Note 8)	868	624
Accrued litigation (Note 20)	1,024	1,456
Total current liabilities	5,374	6,006
Deferred tax liabilities (Note 19)	4,123	4,145
Other liabilities (Note 8)	897	1,005
Total liabilities	10,394	11,156
Commitments and contingencies (Note 17)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2015	September 30, 2014
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,950 and 1,978 shares issued and outstanding at September 30, 2015 and 2014, respectively (Note 14)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2015 and 2014 (Note 14)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 20 and 22 shares issued and outstanding at September 30, 2015 and 2014, respectively (Note 14)	—	—
Additional paid-in capital	18,073	18,299
Accumulated income	11,843	9,131
Accumulated other comprehensive loss, net:
Investment securities, available-for-sale	5	31
Defined benefit pension and other postretirement plans	(161)	(84)
Derivative instruments classified as cash flow hedges	83	38
Foreign currency translation adjustments	(1)	(2)
Total accumulated other comprehensive loss, net	(74)	(17)
Total equity	29,842	27,413
Total liabilities and equity	$40,236	$38,569

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2015	2014	2013
	(in millions, except per share data)
Operating Revenues
Service revenues	$6,302	$5,797	$5,352
Data processing revenues	5,552	5,167	4,642
International transaction revenues	4,064	3,560	3,389
Other revenues	823	770	716
Client incentives	(2,861)	(2,592)	(2,321)
Total operating revenues	13,880	12,702	11,778
Operating Expenses
Personnel	2,079	1,875	1,932
Marketing	872	900	876
Network and processing	474	507	468
Professional fees	336	328	412
Depreciation and amortization	494	435	397
General and administrative	547	507	451
Litigation provision (Note 20)	14	453	3
Total operating expenses	4,816	5,005	4,539
Operating income	9,064	7,697	7,239
Non-operating (expense) income	(69)	27	18
Income before income taxes	8,995	7,724	7,257
Income tax provision (Note 19)	2,667	2,286	2,277
Net income	$6,328	$5,438	$4,980

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended September 30,
	2015	2014	2013
	(in millions, except per share data)
Basic earnings per share (Note 15)
Class A common stock	$2.58	$2.16	$1.90
Class B common stock	$4.26	$3.63	$3.20
Class C common stock	$10.33	$8.65	$7.61
Basic weighted-average shares outstanding (Note 15)
Class A common stock	1,954	1,993	2,080
Class B common stock	245	245	245
Class C common stock	22	26	28
Diluted earnings per share (Note 15)
Class A common stock	$2.58	$2.16	$1.90
Class B common stock	$4.25	$3.62	$3.19
Class C common stock	$10.30	$8.62	$7.59
Diluted weighted-average shares outstanding (Note 15)
Class A common stock	2,457	2,523	2,624
Class B common stock	245	245	245
Class C common stock	22	26	28

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2015	2014	2013
	(in millions)
Net income	$6,328	$5,438	$4,980
Other comprehensive (loss) income, net of tax:
Investment securities, available-for-sale:
Net unrealized (loss) gain	(21)	(44)	88
Income tax effect	8	17	(33)
Reclassification adjustment for net (gain) loss realized in net income	(21)	(1)	1
Income tax effect	8	—	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial (loss) gain and prior service credit	(122)	(27)	187
Income tax effect	45	8	(70)
Amortization of actuarial (gain) loss and prior service credit realized in net income	(1)	(8)	16
Income tax effect	1	3	(7)
Derivative instruments classified as cash flow hedges:
Net unrealized gain	172	65	39
Income tax effect	(51)	(13)	(6)
Reclassification adjustment for net gain realized in net income	(102)	(46)	(29)
Income tax effect	26	9	6
Foreign currency translation adjustments	1	(1)	—
Other comprehensive (loss) income , net of tax	(57)	(38)	192
Comprehensive income	$6,271	$5,400	$5,172

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2012	2,139		245	31	$19,992	$7,809	$(171)	$27,630
Net income						4,980		4,980
Other comprehensive income, net of tax							192	192
Comprehensive income								5,172
Conversion of class C common stock upon sale into public market	14			(4)				—
Issuance and vesting of restricted stock and performance-based shares	6							—
Share-based compensation, net of forfeitures (Note 16)	—	(1)			179			179
Restricted stock and performance-based shares settled in cash for taxes	(2)				(64)			(64)
Excess tax benefit for share-based compensation					74			74
Cash proceeds from issuance of common stock under employee equity plans	6				108			108
Cash dividends declared and paid, at a quarterly amount of $0.0825 per as-converted share						(864)		(864)
Repurchase of class A common stock	(132)				(1,414)	(3,951)		(5,365)
Balance as of September 30, 2013	2,031		245	27	$18,875	$7,974	$21	$26,870

(1)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than 1 million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock				Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2013	2,031		245	27	$18,875	$7,974	$21	$26,870
Net income						5,438		5,438
Other comprehensive loss, net of tax							(38)	(38)
Comprehensive income								5,400
Conversion of class C common stock upon sale into public market	19			(5)				—
Issuance and vesting of restricted stock and performance-based shares	4							—
Share-based compensation, net of forfeitures (Note 16)	(1)	(1)			172			172
Restricted stock and performance-based shares settled in cash for taxes	(1)				(86)			(86)
Excess tax benefit for share-based compensation					90			90
Cash proceeds from issuance of common stock under employee equity plans	5				91			91
Cash dividends declared and paid, at a quarterly amount of $0.10 per as-converted share						(1,006)		(1,006)
Repurchase of class A common stock (Note 14)	(79)				(843)	(3,275)		(4,118)
Balance as of September 30, 2014	1,978		245	22	$18,299	$9,131	$(17)	$27,413

(1)	Decrease in Class A common stock relates to forfeitures of restricted stock awards.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock				Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2014	1,978		245	22	$18,299	$9,131	$(17)	$27,413
Net income						6,328		6,328
Other comprehensive income, net of tax							(57)	(57)
Comprehensive income								6,271
Conversion of class C common stock upon sale into public market	11			(2)				—
Issuance and vesting of restricted stock and performance-based shares	4							—
Share-based compensation, net of forfeitures (Note 16)	(1)	(1)			187			187
Restricted stock and performance-based shares settled in cash for taxes	(1)				(108)			(108)
Excess tax benefit for share-based compensation					84			84
Cash proceeds from issuance of common stock under employee equity plans	3				82			82
Cash dividends declared and paid, at a quarterly amount of $0.12 per as-converted share (Note 14)						(1,177)		(1,177)
Repurchase of class A common stock (Note 14)	(44)				(471)	(2,439)		(2,910)
Balance as of September 30, 2015	1,950		245	20	$18,073	$11,843	$(74)	$29,842

(1)	Decrease in Class A common stock relates to forfeitures of restricted stock awards.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2015	2014	2013
	(in millions)
Operating Activities
Net income	$6,328	$5,438	$4,980
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of client incentives	2,861	2,592	2,321
Fair value adjustment for the Visa Europe put option	110	—	—
Share-based compensation	187	172	179
Excess tax benefit for share-based compensation	(84)	(90)	(74)
Depreciation and amortization of property, equipment, technology and intangible assets	494	435	397
Deferred income taxes	195	(580)	1,527
Litigation provision (Note 20)	14	453	3
Other	24	37	50
Change in operating assets and liabilities:
Settlement receivable	378	13	(345)
Accounts receivable	(19)	(53)	(38)
Client incentives	(2,970)	(2,395)	(2,336)
Other assets	(41)	(379)	(506)
Accounts payable	(13)	(56)	40
Settlement payable	(552)	107	506
Accrued and other liabilities	118	513	702
Accrued litigation (Note 20)	(446)	998	(4,384)
Net cash provided by operating activities	6,584	7,205	3,022
Investing Activities
Purchases of property, equipment, technology and intangible assets	(414)	(553)	(471)
Proceeds from sales of property, equipment and technology	10	—	—
Investment securities, available-for-sale:
Purchases	(2,850)	(2,572)	(3,164)
Proceeds from maturities and sales	1,925	2,342	2,440
Acquisitions, net of cash received (Note 7)	(93)	(149)	—
Purchases of / contributions to other investments	(25)	(9)	(3)
Proceeds / distributions from other investments	12	—	34
Net cash used in investing activities	(1,435)	(941)	(1,164)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2015	2014	2013
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 14)	(2,910)	(4,118)	(5,365)
Dividends paid (Note 14)	(1,177)	(1,006)	(864)
Deposits into litigation escrow account—U.S. retrospective responsibility plan (Note 3)	—	(450)	—
Payments from (return to) litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 20)	426	(999)	4,383
Cash proceeds from issuance of common stock under employee equity plans	82	91	108
Restricted stock and performance-based shares settled in cash for taxes	(108)	(86)	(64)
Excess tax benefit for share-based compensation	84	90	74
Payments for earn-out related to PlaySpan acquisition	—	—	(12)
Principal payments on capital lease obligations	—	—	(6)
Net cash used in financing activities	(3,603)	(6,478)	(1,746)
Effect of exchange rate changes on cash and cash equivalents	1	(1)	—
Increase (decrease) in cash and cash equivalents	1,547	(215)	112
Cash and cash equivalents at beginning of year	1,971	2,186	2,074
Cash and cash equivalents at end of year	$3,518	$1,971	$2,186
Supplemental Disclosure
Income taxes paid, net of refunds	$2,486	$2,656	$595
Accruals related to purchases of property, equipment, technology and intangible assets	$81	$62	$46

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
Note 1—Summary of Significant Accounting Policies
Organization. In a series of transactions from October 1 to October 3, 2007, Visa Inc. ("Visa" or the "Company") undertook a reorganization in which Visa U.S.A. Inc. ("Visa U.S.A."), Visa International Service Association ("Visa International"), Visa Canada Corporation ("Visa Canada") and Inovant LLC ("Inovant") became direct or indirect subsidiaries of Visa and established the U.S. retrospective responsibility plan (the "October 2007 reorganization" or "reorganization"). See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities. The reorganization was reflected as a single transaction on October 1, 2007 using the purchase method of accounting with Visa U.S.A. as the accounting acquirer. Visa Europe Limited ("Visa Europe") did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions. See Note 2—Visa Europe.
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
On March 18, 2015, the Company completed a four-for-one split of its class A common stock effected in the form of a stock dividend. All per share amounts and number of shares outstanding in the consolidated financial statements and accompanying notes are presented on a post-split basis. See Note 14—Stockholders' Equity.
Beginning in fiscal 2015, current income tax receivable is included in the prepaid expenses and other current assets line. Previously, it had been presented separately on the consolidated balance sheets. All prior period amounts within the consolidated financial statements have been reclassified to conform to current period presentation. The reclassification did not affect the Company's financial position, total operating revenues, net income, comprehensive income, or cash flows as of and for the periods presented.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Restricted cash—litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters for a discussion of the U.S. covered litigation. The escrow funds are held in money market investments, together with the interest earned, less applicable taxes payable, and classified as restricted cash on the consolidated balance sheets. Interest earned on escrow funds is included in non-operating income on the consolidated statements of operations.
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
September 30, 2015

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
Settlement receivable and payable. The Company operates systems for authorizing, clearing and settling payment transactions worldwide. U.S. dollar settlements with the Company's financial institution clients are typically settled within the same day and do not result in a receivable or payable balance, while settlement in currencies other than the U.S. dollar generally remain outstanding for one to two business days, resulting in amounts due from and to clients. These amounts are presented as settlement receivable and settlement payable on the consolidated balance sheets.
Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure their performance of settlement obligations arising from Visa-branded cards and payment products processed in accordance with the Company's rules. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets. Non-cash collateral assets are held on behalf of the Company by a third party and are not recorded on the consolidated balance sheets. See Note 11—Settlement Guarantee Management.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Technology includes purchased and internally developed software, including technology assets obtained through acquisitions. Internally developed software represents software primarily used by the VisaNet electronic payments network. Internal and external costs incurred during the preliminary project stage are expensed as incurred. Qualifying costs incurred during the application development stage are capitalized. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the technology's estimated useful life. Acquired technology assets are initially recorded at fair value and amortized on a straight-line basis over the estimated useful life.
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
Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and trade names obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 3 to 15 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2015. See Note 7—Intangible Assets and Goodwill.
Indefinite-lived intangible assets consist of trade name, customer relationships and the Visa Europe franchise right acquired in the October 2007 reorganization. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The Company assesses each category of indefinite-lived intangible assets for impairment on an aggregate basis, which may require the allocation of cash flows and/or an estimate of fair value to the assets or asset group. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The Company relies on a number of factors when completing impairment assessments, including a review of discounted net future cash flows, business plans and the use of present value techniques.
The Company completed its annual impairment review of indefinite-lived intangible assets as of February 1, 2015, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company's indefinite-lived intangible assets existed as of September 30, 2015.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of February 1, or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company evaluated its goodwill for impairment on February 1, 2015, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2015.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

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
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to uncertain tax positions as non-operating expense in the consolidated statements of operations. The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. The Company elects to claim foreign tax credits in any given year if such election is beneficial to the Company. See Note 19—Income Taxes.
Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on a "bond duration matching" methodology, which reflects the matching of projected plan obligation cash flows to an average of high-quality corporate bond yield curves whose duration matches the projected cash flows. The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, which is approximately 9 years for plans in the United States. Other assumptions involve demographic factors such as retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.
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
Foreign currency remeasurement and translation. The Company's functional currency is the U.S. dollar for the majority of its foreign operations. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2015, 2014 and 2013.
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
Derivative financial instruments. The Company uses foreign exchange forward derivative contracts to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. Derivatives are carried at fair value on a gross basis in either prepaid and other current assets or accrued liabilities on the consolidated balance sheets. At September 30, 2015, derivatives outstanding mature within 12 months or less. Gains and losses resulting from changes in fair value of derivative instruments are accounted for either in accumulated other comprehensive income or loss on the consolidated balance sheets, or in the consolidated statements of operations (in the corresponding account where revenue or expense is hedged, or to general and administrative for hedge amounts determined to be ineffective) depending on whether they are designated and qualify for hedge accounting. Fair value represents the difference in the value of the derivative instruments at the contractual rate and the value at current market rates, and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. The Company does not enter into derivative contracts for speculative or trading purposes. See Note 12—Derivative Financial Instruments.
Guarantees and indemnifications. The Company recognizes an obligation at inception for guarantees and indemnifications that qualify for recognition, regardless of the probability of occurrence. The Company indemnifies its financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with the Visa Rules. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets and is described in Note 11—Settlement Guarantee Management. The Company indemnifies Visa Europe for claims arising from the Company’s or Visa Europe’s activities that are brought outside of Visa Europe’s region, as described in Note 2—Visa Europe.
Share-based compensation. The Company recognizes share-based compensation cost using the fair value method of accounting. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

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
In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. The Company will adopt the standard effective October 1, 2018.The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method and is evaluating the full effect of the standard on its ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-12, which requires a performance target in stock compensation awards that affects vesting, and is achievable after the requisite service period, be treated as a performance condition. The Company will adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts and premiums. Subsequently, in August 2015, the FASB issued ASU No. 2015-15, which adds SEC staff guidance on the presentation of debt issuance costs related to line-of-credit arrangements, allowing for the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company will adopt the standards effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, which provides guidance about a customer's accounting for fees paid in a cloud computing arrangement. The amendment will help entities evaluate whether such an arrangement includes a software license, which should be accounted for consistent with the acquisition of other software licenses; otherwise, it should be accounted for as a service contract. The Company will adopt the standard

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, which simplifies the accounting for post-acquisition adjustments by eliminating the requirement to retrospectively account for the adjustments made to provisional amounts recognized in a business combination. The Company plans to early adopt this guidance on a prospective basis in the first quarter of fiscal 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
Note 2—Visa Europe
Acquisition of Visa Europe
On November 2, 2015, the Company and Visa Europe entered into a transaction agreement, pursuant to which the Company and Visa Europe agreed on the terms and conditions of the Company’s acquisition of 100% of the share capital of Visa Europe for a total purchase price of up to €21.2 billion. The purchase price consists of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock of the Company convertible upon certain conditions into class A common stock or class A equivalent preferred stock of the Company, as described below, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period. The board of directors of the Company and Visa Europe have each unanimously supported the transaction agreement and the matters contemplated thereby. Closing is subject to regulatory approvals and other customary conditions, and is currently expected to occur in the fiscal third quarter of 2016.
Transaction agreement and option amendment. The transaction agreement provides for the acquisition to be effected pursuant to the exercise of the amended Visa Europe put option, as described further below. In connection with the execution of the transaction agreement, the Company and Visa Europe have amended the Visa Europe put option to align the terms on which Visa Europe may exercise its rights under the put option agreement with the terms of the transaction agreement, including the economic terms and timing. The transaction agreement prohibits Visa Europe from exercising the put option prior to closing of the transaction and, if the transaction agreement is terminated without completion of the acquisition, the Visa Europe put option will revert to its original, unamended form. The transaction agreement may be terminated by the Company or Visa Europe, subject to specified exceptions, if the transaction is not consummated by August 2, 2016, or if legal restraints that prohibit the closing have become final and non-appealable.
Preferred stock. In connection with the transaction, the board of directors of the Company has authorized the creation of three new series of preferred stock of the Company:

•
series A convertible participating preferred stock, par value $0.0001 per share, which is designed to be economically equivalent to the Company’s class A common stock (the “class A equivalent preferred stock”);

•	series B convertible participating preferred stock, par value $0.0001 per share (the “U.K.&I preferred stock”); and

•	series C convertible participating preferred stock, par value $0.0001 per share (the “Europe preferred stock”).
The transaction agreement provides that, subject to the terms and conditions thereof, at closing, the Company will issue 2,480,500 shares of U.K.&I preferred stock to those of Visa Europe’s member financial institutions in the United Kingdom and Ireland that are entitled to receive preferred stock at closing, and 3,157,000 shares of Europe preferred stock to those of Visa Europe’s other member financial institutions that are entitled to receive preferred stock at closing. Subject to the reduction in conversion rates described below, the U.K.&I preferred stock will be convertible into a number of shares of class A common stock or class A equivalent preferred stock valued at approximately €2.2 billion and the Europe preferred stock will be convertible into a number of shares of class A common stock or class A equivalent preferred stock valued at approximately €2.8 billion. These approximate values of the UK&I and Europe preferred stock to be issued at closing are based on the average price of the class A common stock of $71.68 per share, and the euro-dollar exchange rate of 1.12750 for the 30 trading days ended October 19, 2015.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

The UK&I and Europe preferred stock will be convertible into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of U.K.&I preferred stock and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities, if any, which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. A reduction in the conversion rates of the U.K.&I preferred stock and the Europe preferred stock have the same economic effect on earnings per share as repurchasing the Company's class A common stock because it reduces the as-converted class A common stock share count. Additionally, the shares of U.K.&I and Europe preferred stock will be subject to restrictions on transfer and may become convertible in stages based on developments in the existing and potential litigation. The shares of U.K.&I and Europe preferred stock will become fully convertible on the 12th anniversary of closing, subject only to a holdback to cover any then-pending claims. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities.
Upon issuance of the preferred stock at closing, the holders of the U.K.&I and Europe preferred stock will have no right to vote on any matters, except for certain defined matters, including, in specified circumstances, any consolidation, merger or combination of the Company. Holders of the class A equivalent preferred stock, upon issuance at conversion, will have similar voting rights to the rights of the holders of the U.K.&I and Europe preferred stock. With respect to those limited matters on which the holders of preferred stock may vote, approval by the holders of the preferred stock requires the affirmative vote of the outstanding voting power of each such series of preferred stock, each such series voting as a single class. Once issued, all three series of preferred stock will participate on an as-converted basis in regular quarterly cash dividends declared on the Company's class A common stock.
U.K. loss sharing agreement and litigation management deed. On November 2, 2015, the Company, Visa Europe and certain of Visa Europe’s member financial institutions located in the United Kingdom (the “U.K. LSA members”) entered into a loss sharing agreement (the “U.K. loss sharing agreement”), pursuant to which each of the U.K. LSA members has agreed, on a several and not joint basis, to compensate the Company for certain losses which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom, subject to the terms and conditions set forth therein and, with respect to each U.K. LSA member, up to a maximum amount of the up-front cash consideration to be received by such U.K. LSA member. The U.K. LSA members’ obligations under the U.K. loss sharing agreement are conditional upon, among other things, the acquisition closing, and additionally upon either (a) losses valued at in excess of the sterling equivalent at closing of €1.0 billion having arisen in claims relating to the U.K. domestic multilateral interchange fees (with such losses being recoverable through reductions in the conversion rate of the U.K.&I preferred stock), or (b) the conversion rate of the UK&I preferred stock having been reduced to zero pursuant to losses arising in claims relating to multilateral interchange fee rate setting in the Visa Europe territory, as described above. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities.
Prior to closing, the Company and the other parties thereto will enter into a litigation management deed, which will set forth the agreed upon procedures for the management of the existing and potential litigation, as described above, relating to the setting and implementation of multilateral interchange fee rates in the Visa Europe territory (the "Europe covered claims"), the allocation of losses resulting from the Europe covered claims, and any accelerated conversion or reduction in the conversion rate of the shares of U.K.&I and Europe preferred stock. Subject to the terms and conditions set forth therein, the litigation management deed provides that the Company will generally control the conduct of the Europe covered claims, subject to certain obligations to report and consult with newly established Europe litigation management committees. The Europe litigation management committees, which will be composed of representatives of certain Visa Europe members, will also be granted consent rights to approve certain material decisions in relation to the Europe covered claims.
Historical Relationship with Visa Europe
As part of Visa's October 2007 reorganization, Visa Europe exchanged its ownership interest in Visa International and Inovant for Visa common stock, a put-call option agreement and a Framework Agreement, as described below. While the Visa Europe put option agreement has been amended by the option amendment

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

described above, the Visa Europe put option agreement will revert to its original, unamended form if the transaction agreement is terminated without completion of the acquisition.
Visa Europe put option agreement. As discussed above, on November 2, 2015, the Company and Visa Europe amended the Visa Europe put option. At September 30, 2015, the fair value of the put option liability was based on the unamended terms.
The unamended put option agreement, if exercised, would require Visa to purchase all of the outstanding shares of capital stock of Visa Europe from its members. The Company is required to purchase the shares of Visa Europe no later than 285 days after exercise of the unamended put option. The unamended put option agreement provides a formula for determining the purchase price of the Visa Europe shares, which, subject to certain adjustments, applies Visa Inc.'s forward price-to-earnings multiple (as defined in the unamended option agreement), or the P/E ratio, at the time the unamended option is exercised, to Visa Europe's adjusted net income for the forward 12-month period (as defined in the unamended option agreement), or the adjusted sustainable income. The calculation of Visa Europe's adjusted sustainable income under the terms of the unamended put option agreement includes potentially material adjustments for cost synergies and other negotiated items. Upon exercise, under the unamended terms, the key inputs to this formula, including Visa Europe's adjusted sustainable income, would be the result of negotiation between the Company and Visa Europe. The unamended put option agreement provides an arbitration mechanism in the event that the two parties are unable to agree on the ultimate purchase price.
The fair value of the unamended put option represents the value of Visa Europe's option under its unamended terms, which, under certain conditions, could obligate the Company to purchase its member equity interest for an amount above fair value. The fair value of the unamended put option does not represent the actual purchase price that the Company may be required to pay if the unamended option is exercised. Given current economic conditions, the purchase price under the unamended terms of the put option would likely be in excess of $15 billion. While the unamended put option is in fact non-transferable, its fair value represents the Company's estimate of the amount the Company would be required to pay a third-party market participant to transfer the potential obligation in an orderly transaction.
The fair value of the unamended put option is computed by comparing the estimated strike price, under the terms of the unamended put option agreement, to the estimated fair value of Visa Europe. The fair value of Visa Europe is defined as the estimated amount a third-party market participant might pay in an arm's-length transaction under normal business conditions. A probability of exercise assumption is applied to reflect the possibility that Visa Europe may never exercise its option in its unamended form.
The estimated fair value of the unamended put option represents a Level 3 accounting estimate due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. See Note 4—Fair Value Measurements and Investments. The valuation of the unamended put option therefore requires substantial judgment. The most subjective of estimates applied in valuing the unamended put option are the assumed probability that Visa Europe will elect to exercise its option in its unamended form, and the estimated differential between the P/E ratio and the P/E ratio applicable to Visa Europe on a standalone basis at the time of exercise, which the Company refers to as the “P/E differential.”
Exercise of the unamended put option is at the sole discretion of Visa Europe (on behalf of the Visa Europe shareholders pursuant to authority granted to Visa Europe, including under its Articles of Association). The Company estimates the assumed probability of exercise based on the unamended terms of the put option agreement and other reasonably available information including, but not limited to: (i) Visa Europe's stated intentions (if any) to exercise the put option in its unamended form; (ii) evaluation of market conditions, including the regulatory environment, that could impact the potential future profitability of Visa Europe; and (iii) other qualitative factors including, but not limited to, qualitative factors related to Visa Europe's largest members, which could indicate a change in their need or desire to liquidate their investment holdings. Factors impacting the assumed P/E differential used in the calculation include material changes in the P/E ratio of Visa and those of a group of comparable companies used to estimate the forward price-to-earnings multiple applicable to Visa Europe.
The Company determined the fair value of the unamended put option to be approximately $255 million at September 30, 2015 and $145 million at September 30, 2014. The increase in value was primarily driven by an

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

increase in estimated Visa Europe adjusted sustainable income partially offset by a decrease in the P/E differential. In determining the fair value of the unamended put option on these dates, the Company assumed a 40% probability of exercise by Visa Europe at some point in the future and an estimated long-term P/E differential at the time of exercise of 1.5x and 1.9x, respectively. Changes in the fair value of the put option are recorded as non-cash, non-operating expense in the Company's consolidated statements of operations.
At September 30, 2015, the unamended put option was exercisable at any time at the sole discretion of Visa Europe. As such, the unamended put option liability is included in accrued liabilities on the Company's consolidated balance sheet at September 30, 2015. Classification in current liabilities reflects the fact that the obligation resulting from the exercise of the instrument could become payable within 12 months at September 30, 2015.
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
The Framework Agreement. Subject to the binding documents entered into in connection with the proposed transaction, the relationship between Visa and Visa Europe is governed by a Framework Agreement, which provides for trademark and technology licenses and bilateral services as described below.
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
The base fee for these irrevocable and perpetual licenses is recorded in other revenues and was approximately $143 million per year for fiscal 2015, 2014 and 2013. This fee is eligible for adjustment annually based on the annual growth of the gross domestic product of the European Union, although the adjustment can never reduce the annual fee below $143 million. The Company determined through an analysis of the fee rates implied by the economics of the agreement that the base fee, as adjusted in future periods based on the growth of the gross domestic product of the European Union, approximates fair value.
In addition to the licenses, Visa provides Visa Europe with authorization, clearing and settlement services for cross-border transactions involving Visa Europe's region and the rest of the world. Visa Europe must comply with certain agreed-upon global rules governing the interoperability of Visa's systems with the systems of Visa Europe as well as the use and interoperability of the Visa trademarks. The parties will also guarantee the obligations of their respective clients and members to settle transactions, manage certain relationships with sponsors, clients and merchants, and comply with rules relating to the operation of the Visa enterprise. Under the Framework Agreement, the Company indemnifies Visa Europe for claims arising from the Company’s or Visa Europe’s activities that are brought outside of Visa Europe’s region; and Visa Europe likewise indemnifies the Company for such claims brought within Visa Europe’s region. However, Visa Europe has informed us of its view that it is not obligated to indemnify the Company or Visa International for any claim relating to the European Competition Proceedings, including claims asserted in both the European Commission matter and the U.K. Merchant Litigation. The Company continues to firmly believe that Visa Europe is obligated to indemnify the Company for all such claims. See Note 20—Legal Matters.
The Company has not recorded liabilities associated with these obligations as the fair value of such obligations was determined to be insignificant at September 30, 2015 and 2014, respectively. The Company has determined that the value of services exchanged as a result of these various agreements approximates fair value at September 30, 2015 and 2014, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities
U.S. Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “U.S. covered litigation." These mechanisms are included in and referred to as the U.S. retrospective responsibility plan, or the plan, and consist of a litigation escrow agreement, the conversion feature of the Company's shares of class B common stock, the indemnification obligations of the Visa U.S.A. members, an interchange judgment sharing agreement, a loss sharing agreement, and an omnibus agreement, as amended.
U.S. covered litigation consists of:

•	the Discover Litigation. Discover Financial Services Inc. v. Visa U.S.A. Inc., Case No. 04-CV-07844 (S.D.N.Y) (settled);

•
the American Express Litigation. American Express Travel Related Services Co., Inc. v. Visa U.S.A. Inc. et al., No. 04-CV-0897 (S.D.N.Y.), which the Company refers to as the American Express litigation (settled);

•	the Attridge Litigation. Attridge v. Visa U.S.A. Inc. et al., Case No. CGC-04-436920 (Cal. Super.)(dismissed with prejudice);

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

•
any claim that challenges the reorganization or the consummation thereof; provided that such claim is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction; and

•
any case brought after October 22, 2015, by an opt out of the Rule 23(b)(3) Settlement Class in MDL 1720 that arises out of facts or circumstances substantially similar to those alleged in MDL 1720 and that is not transferred to or otherwise included in MDL 1720.

Litigation escrow agreement. In accordance with the litigation escrow agreement, the Company maintains an escrow account, from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. The amount of the escrow is determined by the board of directors and the Company's litigation committee, all members of which are affiliated with, or act for, certain Visa U.S.A. members. The escrow funds are held in money market investments along with the interest earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets.
The following table sets forth the changes in the litigation escrow account:

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,498	$49
Return of takedown payments from settlement fund into the litigation escrow account	—	1,056
Deposits into the litigation escrow account	—	450
Payments to opt-out merchants(1)	(426)	(57)
Balance at September 30	$1,072	$1,498

(1)	These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
An accrual for the U.S. covered litigation and a change to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

information, including but not limited to recommendations made by the litigation committee. The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the U.S. covered litigation during fiscal 2015. See Note 20—Legal Matters.
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
Indemnification obligations. To the extent that amounts available under the litigation escrow arrangement and other agreements in the plan are insufficient to fully resolve the U.S. covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.'s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.'s certificate of incorporation and bylaws and in accordance with their membership agreements.
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
Loss sharing agreement. Visa has entered into a loss sharing agreement with Visa U.S.A., Visa International and certain Visa U.S.A. members. The loss sharing agreement provides for the indemnification of Visa U.S.A., Visa International and, in certain circumstances, Visa with respect to: (i) the amount of a final judgment paid by Visa U.S.A. or Visa International in the U.S. covered litigation after the operation of the interchange judgment sharing agreement, plus any amounts reimbursable to the interchange judgment sharing agreement signatories; or (ii) the damages portion of a settlement of a U.S. covered litigation that is approved as required under Visa U.S.A.'s certificate of incorporation by the vote of Visa U.S.A.'s specified voting members. The several obligation of each bank that is a party to the loss sharing agreement will equal the amount of any final judgment enforceable against Visa U.S.A., Visa International or any other signatory to the interchange judgment sharing agreement, or the amount of any approved settlement of a U.S. covered litigation, multiplied by such bank's then-current membership proportion as calculated in accordance with Visa U.S.A.'s certificate of incorporation.
On October 22, 2015, Visa entered into an amendment to the loss sharing agreement. The amendment includes within the scope of U.S. covered litigation any action brought after the amendment by an opt out from the Rule 23(b)(3) Settlement Class in MDL 1720 that arises out of facts or circumstances substantially similar to those alleged in MDL 1720 and that is not transferred to or otherwise included in MDL 1720. On the same date, Visa entered into amendments to the interchange judgment sharing agreement and omnibus agreement that include any such action within the scope of those agreements as well.
Omnibus agreement. Visa entered into an omnibus agreement with MasterCard and certain Visa U.S.A. members that confirmed and memorialized the signatories’ intentions with respect to the loss sharing agreement, the interchange judgment sharing agreement and other agreements relating to the interchange multidistrict litigation, see Note 20—Legal Matters. Under the omnibus agreement, the monetary portion of any settlement of the interchange multidistrict litigation covered by the omnibus agreement would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. In addition, the monetary portion of any judgment assigned to Visa-related claims in accordance with the omnibus agreement would be treated as a Visa portion. Visa would have no liability for the monetary portion of any judgment assigned to MasterCard-related claims in accordance with the omnibus agreement, and if a judgment is not assigned to Visa-related claims or MasterCard-related claims in accordance with the omnibus agreement, then any monetary liability would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of the Company's U.S. retrospective responsibility plan. The litigation provision on the consolidated statements of operations is not impacted by the execution of the omnibus agreement.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

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
Potential Visa Europe Liabilities
On November 2, 2015, the Company and Visa Europe entered into a transaction agreement pursuant to which the Company agreed to acquire Visa Europe. Closing of the acquisition is subject to various conditions including regulatory approvals, and is expected to occur in the fiscal third quarter of 2016. Visa Inc., Visa Europe or their affiliates are, or may become, a party to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. The background to the existing proceedings is within European Competition Proceedings and U.K. Merchant Litigation in Note 20—Legal Matters. The Company has obtained certain protection in respect of losses resulting from existing and potential litigation through the preferred stock and the U.K. loss sharing agreement, and has agreed to certain terms regarding the conduct of such litigation, all of which is conditioned on the closing of the acquisition of Visa Europe by the Company. See Note 2—Visa Europe.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3
	2015	2014	2015	2014	2015	2014
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$3,051	$2,277
U.S. government-sponsored debt securities			$280	$—
Commercial paper			—	37
Investment securities, trading:
Equity securities	66	69
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			2,615	2,162
U.S. Treasury securities	2,656	2,176
Equity securities	4	58
Corporate debt securities			533	522
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			76	40
Total	$5,777	$4,580	$3,504	$2,761	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$255	$145
Foreign exchange derivative instruments			$13	$6
Total	$—	$—	$13	$6	$255	$145
There were no transfers between Level 1 and Level 2 assets during fiscal 2015.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Commercial paper and foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2015.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2015.
Visa Europe put option agreement. On November 2, 2015, the Company and Visa Europe amended the Visa Europe put option. At September 30, 2015, the fair value of the put option liability was based on the unamended terms. The fair value of the unamended put option was $255 million at September 30, 2015 and $145 million at September 30, 2014. Changes in fair value are recorded as non-cash, non-operating expense in the Company's consolidated statements of operations. See Note 2—Visa Europe. The liability is classified within Level 3 as the assumed probability that Visa Europe will elect to exercise its option in its unamended form, and the estimated P/E differential are among several unobservable inputs used to value the unamended put option.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. The Company recognized a $15 million other-than-temporary impairment loss related to these investments during fiscal 2013. There were no significant impairment charges incurred during fiscal 2015 and fiscal 2014. At September 30, 2015 and 2014, these investments totaled $45 million and $35 million, respectively. These assets are classified in other assets on the consolidated balance sheets. See Note 5—Prepaid Expenses and Other Assets.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships, trade names, and reseller relationships, all of which were obtained through acquisitions. See Note 7—Intangible Assets and Goodwill.
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2015, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2015. See Note 1—Summary of Significant Accounting Policies.
Other Financial Instruments not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at September 30, 2015, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at September 30, 2015, approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Investments
Trading Investment Securities
Trading investment securities include mutual fund equity security investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company's employees. These investments are held in trust and are not available for the Company's operational or liquidity needs. Interest and dividend income and changes in fair value are recorded in non-operating income, and offset in personnel expense on the consolidated statements of operations. As of September 30, 2015 and 2014, trading investment securities totaled $66 million and $69 million, respectively.
Available-for-sale Investment Securities
The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities are as follows:

	September 30, 2015				September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$2,612	$3	$—	$2,615	$2,160	$2	$—	$2,162
U.S. Treasury securities	2,652	4	—	2,656	2,174	2	—	2,176
Equity securities	4	—	—	4	15	43	—	58
Corporate debt securities	533	—	—	533	521	1	—	522
Auction rate securities	7	—	—	7	7	—	—	7
Total	$5,808	$7	$—	$5,815	$4,877	$48	$—	$4,925
Less: current portion of available-for-sale investment securities				(2,431)				(1,910)
Long-term available-for-sale investment securities				$3,384				$3,015
The available-for-sale investment securities primarily include U.S. Treasury securities, U.S. government-sponsored debt securities and corporate debt securities. The Company recognized $5 million of other-than-temporary impairment losses on available-for-sale equity securities during fiscal 2015. Available-for-sale debt securities are presented below in accordance with their stated maturities. The majority of these investments, $3.4 billion, are classified as non-current, as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

	Amortized Cost	Fair Value
	(in millions)
September 30, 2015:
Due within one year	$2,424	$2,427
Due after 1 year through 5 years	3,373	3,377
Due after 5 years through 10 years	—	—
Due after 10 years	7	7
Total	$5,804	$5,811

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Investment Income
Investment income is recorded as non-operating income in the Company's consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2015	2014	2013
	(in millions)
Interest and dividend income on cash and investments	$31	$25	$27
Gain on other investments	3	8	5
Investment securities, trading:
Unrealized (losses) gains, net	(6)	(2)	4
Realized gains, net	2	6	2
Investment securities, available-for-sale:
Realized gains (losses), net	21	1	(1)
Other-than-temporary impairment on investments	(5)	(3)	(15)
Investment income	$46	$35	$22
Note 5—Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2015	September 30, 2014
	(in millions)
Prepaid expenses and maintenance	$137	$103
Income tax receivable (See Note 19—Income Taxes)	77	91
Foreign exchange derivative instruments (See Note 12—Derivative Financial Instruments)	76	40
Other	63	73
Total	$353	$307
Other non-current assets consisted of the following:

	September 30, 2015	September 30, 2014
	(in millions)
Non-current income tax receivable (See Note 19—Income Taxes)	$627	$597
Pension assets (See Note 10—Pension, Postretirement and Other Benefits)	36	164
Other investments (See Note 4—Fair Value Measurements and Investments)	45	35
Long-term prepaid expenses and other	57	51
Non-current deferred tax assets (See Note 19—Income Taxes)	11	8
Total	$776	$855

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Note 6—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30, 2015	September 30, 2014
	(in millions)
Land	$71	$71
Buildings and building improvements	803	787
Furniture, equipment and leasehold improvements	1,267	1,197
Construction-in-progress	120	76
Technology	2,022	1,784
Total property, equipment and technology	4,283	3,915
Accumulated depreciation and amortization	(2,395)	(2,023)
Property, equipment and technology, net	$1,888	$1,892
Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payments network. At September 30, 2015 and 2014, accumulated amortization for technology was $1.4 billion and $1.1 billion, respectively.
At September 30, 2015, estimated future amortization expense on technology was as follows:

Fiscal:	2016	2017	2018	2019	2020 and thereafter	Total
	(in millions)
Estimated future amortization expense	$216	$169	$110	$76	$76	$647
Depreciation and amortization expense related to property, equipment and technology was $431 million, $369 million and $328 million for fiscal 2015, 2014 and 2013, respectively. Included in those amounts was amortization expense on technology of $251 million, $198 million and $173 million for fiscal 2015, 2014 and 2013, respectively.
Note 7—Intangible Assets and Goodwill
At September 30, 2015 and 2014, the Company’s indefinite-lived intangible assets consisted of customer relationships of $6.8 billion, Visa trade name of $2.6 billion and a Visa Europe franchise right of $1.5 billion, all of which were acquired as part of the Company’s October 2007 reorganization. Customer relationships represent the value of relationships with clients outside of the United States, excluding the European Union. Trade names represent the value of the Visa brand outside of the United States, excluding the European Union. Visa Europe’s franchise right represents the value of the right to franchise the use of the Visa brand, use of Visa technology and access to the overall Visa network in the European Union.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30, 2015			September 30, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$351	$(196)	$155	$339	$(162)	$177
Trade names	192	(67)	125	192	(54)	138
Reseller relationships	95	(59)	36	95	(48)	47
Other	53	(17)	36	52	(12)	40
Total finite-lived intangible assets	$691	$(339)	$352	$678	$(276)	$402
Indefinite-lived intangible assets			11,009			11,009
Total intangible assets, net			$11,361			$11,411
Amortization expense related to finite-lived intangible assets was $63 million, $66 million and $69 million for fiscal 2015, 2014 and 2013, respectively. At September 30, 2015, estimated future amortization expense on finite-lived intangible assets is as follows:

Fiscal:	2016	2017	2018	2019	2020 and thereafter	Total
	(in millions)
Estimated future amortization expense	$51	$49	$43	$43	$166	$352
There was no impairment related to the Company’s indefinite-lived or finite-lived intangible assets during fiscal 2015, 2014 or 2013.
In August 2014, the Company entered into a license agreement with one of its strategic partners, in which it previously held a minority interest. The transaction was accounted for as a business combination. Total consideration under the license agreement was approximately $15 million, of which $12 million was recorded as goodwill. Subsequently, in April 2015, the Company acquired 100% of the outstanding shares of the strategic partner. The total purchase consideration was approximately $116 million, excluding the Company's previously held minority interest, paid primarily with cash on hand. Total purchase consideration was allocated to the tangible and identifiable intangible assets acquired, and to liabilities assumed based on their respective fair value on the acquisition date. Related finite-lived intangible assets recorded, comprised primarily of customer relationships, totaled $13 million with a weighted-average useful life of 6.7 years. Goodwill of $72 million was recorded to reflect the excess purchase consideration over net assets acquired.
In April 2014, the Company acquired a business in which it previously held a minority interest. Total purchase consideration was approximately $170 million, paid primarily with cash on hand. Total purchase consideration was allocated to the tangible and identifiable intangible assets and liabilities assumed based on their respective fair values on the acquisition date. Related indefinite-lived intangible assets recorded totaled $126 million. Goodwill of $60 million was recorded to reflect the excess purchase consideration over net assets assumed.
The consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition. Pro forma information related to the acquisitions have not been presented as the impacts are not material to the Company's financial results.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Note 8—Accrued and Other Liabilities
Accrued liabilities consisted of the following:

	September 30, 2015	September 30, 2014
	(in millions)
Accrued operating expenses	$237	$199
Visa Europe put option (See Note 2—Visa Europe)(1)	255	145
Deferred revenue	81	82
Accrued marketing and product expenses	20	11
Accrued income taxes (See Note 19—Income Taxes)	75	73
Other	200	114
Total	$868	$624
Other non-current liabilities consisted of the following:

	September 30, 2015	September 30, 2014
	(in millions)
Accrued income taxes (See Note 19—Income Taxes)(2)	$752	$855
Employee benefits	77	92
Other	68	58
Total	$897	$1,005

(1)
On November 2, 2015, the Company and Visa Europe amended the Visa Europe put option. At September 30, 2015, the fair value of the put option liability was based on the unamended terms, and the unamended put option was exercisable at any time at the sole discretion of Visa Europe with payment required 285 days thereafter. Classification in current liabilities reflects the fact that the obligation resulting from the exercise of the unamended instrument could become payable within 12 months at September 30, 2015. The fair value of the unamended put option does not represent the actual purchase price that the Company may be required to pay if the option is exercised in its unamended form, which would likely be in excess of $15 billion. During fiscal 2015, we recorded an increase of $110 million in the fair value of the unamended put option. See Note 2—Visa Europe.

(2)	The decrease in non-current accrued income taxes is primarily related to decreases in liabilities for uncertain tax positions.
Note 9—Debt
Commercial paper program. Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Company had no outstanding obligations under the program at September 30, 2015.
Credit facility. On January 28, 2015, the Company entered into an unsecured $3.0 billion revolving credit facility (the "Credit Facility"). The Credit Facility, which expires on January 27, 2016, replaced the Company's previous $3.0 billion credit facility, which terminated on January 28, 2015. The Credit Facility contains covenants and events of default customary for facilities of this type. The participating lenders in the Credit Facility include affiliates of certain holders of the Company's class B and class C common stock and some of the Company's clients or affiliates of its clients. This facility is maintained to provide liquidity in the event of settlement failures by the Company's clients, to back up the commercial paper program and for general corporate purposes.
Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. Visa also agreed to pay a commitment fee, which will fluctuate based

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

on the credit rating of the Company's senior unsecured long-term debt. Currently, the applicable margin is 0.00% to 0.75% depending on the type of the loan, and the commitment fee is 0.07%. There were no borrowings under either facility and the Company was in compliance with all related covenants during the year ended and as of September 30, 2015.
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
Summary of Plan Activities
Change in Benefit Obligation:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Benefit obligation—beginning of fiscal year	$983	$897	$20	$25
Service cost	47	46	—	—
Interest cost	40	42	1	1
Actuarial loss (gain)	40	84	—	(2)
Benefit payments	(105)	(83)	(3)	(4)
Plan amendment	—	(3)	—	—
Benefit obligation—end of fiscal year	$1,005	$983	$18	$20
Accumulated benefit obligation	$994	$977	NA	NA
Change in Plan Assets:
Fair value of plan assets—beginning of fiscal year	$1,117	$1,055	$—	$—
Actual return on plan assets	(6)	135	—	—
Company contribution	16	10	3	4
Benefit payments	(105)	(83)	(3)	(4)
Fair value of plan assets—end of fiscal year	$1,022	$1,117	$—	$—
Funded status at end of fiscal year	$17	$134	$(18)	$(20)
Recognized in Consolidated Balance Sheets:
Non-current asset	$36	$164	$—	$—
Current liability	(9)	(7)	(3)	(3)
Non-current liability	(10)	(23)	(15)	(17)
Funded status at end of fiscal year	$17	$134	$(18)	$(20)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Amounts recognized in accumulated other comprehensive income before tax:

	Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Net actuarial loss (gain)	$232	$121	$(5)	$(7)
Prior service credit	(9)	(16)	(5)	(8)
Total	$223	$105	$(10)	$(15)
Amounts from accumulated other comprehensive income to be amortized into net periodic benefit cost in fiscal 2016:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Actuarial loss (gain)	$14	$(1)
Prior service credit	(7)	(3)
Total	$7	$(4)
Benefit obligations in excess of plan assets related to the Company's non-qualified plan:

	Pension Benefits
	September 30,
	2015	2014
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation—end of year	$(19)	$(30)
Fair value of plan assets—end of year	$—	$—
Projected benefit obligation in excess of plan assets
Benefit obligation—end of year	$(19)	$(30)
Fair value of plan assets—end of year	$—	$—

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Net periodic pension and other postretirement plan cost:

	Pension Benefits			Other Postretirement Benefits
	Fiscal
	2015	2014	2013	2015	2014	2013
	(in millions)
Service cost	$47	$46	$43	$—	$—	$—
Interest cost	40	42	35	1	1	1
Expected return on assets	(72)	(68)	(61)	—	—	—
Amortization of:
Prior service credit	(7)	(8)	(9)	(3)	(3)	(3)
Actuarial loss (gain)	1	1	28	(2)	(1)	(1)
Net benefit cost	$9	$13	$36	$(4)	$(3)	$(3)
Curtailment gain	—	(3)	—	—	—	—
Settlement loss	7	3	—	—	—	—
Total net periodic benefit cost	$16	$13	$36	$(4)	$(3)	$(3)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(in millions)
Current year actuarial loss (gain)	$119	$18	$—	$(2)
Amortization of actuarial (loss) gain	(8)	(4)	2	1
Current year prior service credit	—	(3)	—	—
Amortization of prior service credit	7	11	3	3
Total recognized in other comprehensive income	$118	$22	$5	$2
Total recognized in net periodic benefit cost and other comprehensive income	$134	$35	$1	$(1)

Weighted Average Actuarial Assumptions:

	Fiscal
	2015	2014	2013
Discount rate for benefit obligation:(1)
Pension	4.33%	4.27%	4.81%
Postretirement	2.43%	2.59%	2.76%
Discount rate for net periodic benefit cost:
Pension	4.27%	4.81%	3.85%
Postretirement	2.59%	2.76%	2.21%
Expected long-term rate of return on plan assets(2)	7.00%	7.00%	7.00%
Rate of increase in compensation levels for:
Benefit obligation	4.00%	4.00%	4.50%
Net periodic benefit cost	4.00%	4.50%	4.50%

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

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

The assumed annual rate of future increases in health benefits for the other postretirement benefits plan is 8% for fiscal 2016. The rate is assumed to decrease to 5% by 2021 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing or decreasing the healthcare cost trend by 1% would change the postretirement plan benefit obligation by less than $1 million.
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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances the pension plan assets, as appropriate, to ensure that allocations are consistent with target allocation ranges. The current target allocation for pension plan assets is as follows: equity securities of 50% to 80%, fixed income securities of 25% to 35% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2015, pension plan asset allocations for the above categories were 66%, 33% and 1%, respectively, which were within target allocation ranges.
The following table sets forth by level, within the fair value hierarchy, the pension plan’s investments at fair value as of September 30, 2015 and 2014, including the impact of unsettled transactions:

	Fair Value Measurements at September 30,
	Level 1		Level 2		Level 3		Total
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions)
Cash equivalents	$11	$22					$11	$22
Corporate debt securities			$169	$144			169	144
U.S. government-sponsored debt securities(1)			66	106			66	106
U.S. Treasury securities(1)	74	53					74	53
Asset-backed securities					$31	$25	31	25
Equity securities	671	767					671	767
Total	$756	$842	$235	$250	$31	$25	$1,022	$1,117

(1)
U.S. Treasury securities are Level 1 assets, but were previously presented in aggregate with U.S. government-sponsored debt securities as Level 2. The Company now presents U.S. Treasury securities separately for disclosure purposes. There were no changes to the valuation techniques or related inputs used to measure fair value. Prior period amounts reflect the change in presentation.

Level 1 assets. Cash equivalents (money market funds), U.S. Treasury securities and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Level 2 assets. The fair values of U.S. government-sponsored and corporate debt securities are based on quoted prices in active markets for similar assets as provided by third-party pricing vendors. This pricing data is reviewed internally for reasonableness through comparisons with benchmark quotes from independent third-party sources. Based on this review, the valuation is confirmed or revised accordingly.
Level 3 assets. Asset-backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value.
There were no transfers between Level 1 and Level 2 assets during fiscal 2015 or 2014, except for the change in presentation noted above. A separate roll-forward of Level 3 plan assets measured at fair value is not presented because activities during fiscal 2015 and 2014 were immaterial.
Cash Flows

	Pension Benefits	Other Postretirement Benefits
Actual employer contributions	(in millions)
2015	$16	$3
2014	$10	$4
Expected employer contributions
2016	$9	$3
Expected benefit payments
2016	$146	$3
2017	$92	$3
2018	$94	$3
2019	$93	$3
2020	$93	$2
2021-2025	$462	$5
Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the United States. Personnel costs included $49 million, $46 million and $44 million in fiscal 2015, 2014 and 2013, respectively, for expenses attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
Note 11—Settlement Guarantee Management
The Company indemnifies its financial institution clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa Rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. Settlement at risk, or exposure, is estimated based on the sum of the following inputs: (1) average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin; (2) four months of rolling average chargebacks volume; and (3) the total balance for outstanding Visa Travelers Cheques.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met.
The Company's settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company's estimated maximum settlement exposure decreased to approximately $43.5 billion for

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

the period ended September 30, 2015, compared to $56.9 billion for the period ended September 30, 2014. The decrease in the Company's estimated maximum settlement exposure for the period ended September 30, 2015 is due to recent changes in the Visa Rules that reduced the number of transactions covered by its settlement indemnification. Of these amounts, $2.2 billion and $3.2 billion at September 30, 2015 and 2014, respectively, were covered by collateral. The total available collateral balances presented below were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The Company maintained collateral as follows:

	September 30, 2015	September 30, 2014
	(in millions)
Cash equivalents	$1,023	$961
Pledged securities at market value	154	148
Letters of credit	1,178	1,242
Guarantees	971	1,554
Total	$3,326	$3,905

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
The fair value of the settlement risk guarantee is estimated using a proprietary model which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of customer failure). Historically, the Company experienced minimum losses, which has contributed to an estimated probability-weighted value of the guarantee of approximately $1 million and $2 million at September 30, 2015 and 2014, respectively. These amounts were reflected in accrued liabilities on the consolidated balance sheets.
Note 12—Derivative Financial Instruments
The Company maintains a rolling cash flow hedge program with the objective of reducing exchange rate risk from forecasted net exposures of revenues derived from and payments made in non-functional currencies during the following twelve months. The aggregate notional amounts of the Company's derivative contracts outstanding in its hedge program were $1.2 billion at September 30, 2015 and 2014. As of September 30, 2015, the Company’s cash flow hedges in an asset position totaled $76 million and were classified in prepaid expenses and other current assets on the consolidated balance sheet, while cash flow hedges in a liability position totaled $13 million and were classified in accrued liabilities on the consolidated balance sheet. These amounts are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on the foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded for effectiveness testing and measurement purposes. The excluded forward points are reported in earnings. For fiscal 2015, 2014 and 2013, the amounts by which earnings were reduced relating to excluded forward points were $29 million, $27 million and $14 million, respectively.
The effective portion of changes in the fair value of derivative contracts is recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income or loss related to that hedge is reclassified to operating revenue or expense. The Company expects to reclassify $117 million pre-tax gains to earnings during fiscal 2016.
The Company's derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements which require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2015, the Company has received collateral of $73 million from counterparties, which is included in accrued liabilities on the consolidated balance sheet, and posted collateral of $4 million, which is included in other assets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2015.
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

	September 30, 2015	September 30, 2014
	(in millions)
United States	$1,806	$1,798
International	82	94
Total	$1,888	$1,892

Revenue by geographic market is primarily based on the location of the issuing financial institution. Revenues earned in the United States were approximately 53% of total operating revenues in fiscal 2015, and 54% in fiscal 2014 and 2013. No individual country, other than the United States, generated more than 10% of total operating revenues in these years.
A significant portion of Visa’s operating revenues is concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. The Company did not have any customer that generated greater than 10% of its net operating revenues in fiscal 2015, 2014 or 2013.
Note 14—Stockholders' Equity
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

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
As-converted class A common stock. The number of shares of each class and the number of shares of class A common stock on an as-converted basis at September 30, 2015, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock (1)
Class A common stock	1,950	—		1,950
Class B common stock	245	1.6483	(2)	405
Class C common stock	20	4.0000		79
Total				2,434

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted class A common stock. The following table presents share repurchases in the open market during the following fiscal years:

(in millions, except per share data)	2015	2014
Shares repurchased in the open market(1)	44	79
Average repurchase price per share(2)	$65.98	$52.12
Total cost	$2,910	$4,118

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
In October 2014, the Company's board of directors authorized a $5.0 billion share repurchase program. As of September 30, 2015, the program had remaining authorized funds of $2.8 billion. All share repurchase programs authorized prior to October 2014 have been completed. In October 2015, the Company's board of directors authorized an additional $5.0 billion share repurchase program.
Under the terms of the retrospective responsibility plan, when the Company makes a deposit into the litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. These deposits have the same economic effect on earnings per share as repurchasing the Company's class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities.
The following table presents as-converted class B common stock after deposits into the litigation escrow account in fiscal 2014. There were no deposits into the litigation escrow account in fiscal 2015.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

(in millions, except per share and conversion rate data)	Fiscal 2014
Deposits under the U.S. retrospective responsibility plan	$450
Effective price per share(1)	$53.83
Reduction in equivalent number of shares of class A common stock	8
Conversion rate of class B common stock to class A common stock after deposits	1.6483
As-converted class B common stock after deposits	405

(1)
Effective price per share calculated using the volume-weighted average price of the Company's class A common stock over a pricing period in accordance with the Company's current certificate of incorporation.

Class B common stock. The class B common stock is not convertible or transferable until the date on which all of the U.S. covered litigation has been finally resolved. This transfer restriction is subject to limited exceptions, including transfers to other holders of class B common stock. After termination of the restrictions, the class B common stock will be convertible into class A common stock if transferred to a person that was not a Visa Member (as defined in the current certificate of incorporation) or similar person or an affiliate of a Visa Member or similar person. Upon such transfer, each share of class B common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.
Adjustment of the conversion rate occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the litigation escrow account (or any cash deposit by the Company in lieu thereof) resulting in a further corresponding decrease in the conversion rate; or (ii) the final resolution of the U.S. covered litigation and the release of funds remaining on deposit in the litigation escrow account to the Company resulting in a corresponding increase in the conversion rate.
Class C common stock. As of September 30, 2015, all of the shares of class C common stock have been released from transfer restrictions, and 132 million shares have been converted from class C to class A common stock upon their sale into the public market.
Preferred stock. Preferred stock may be issued as redeemable or non-redeemable, and it has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had no shares of preferred stock outstanding during and at the end of fiscal 2015 and 2014. Subsequent to September 30, 2015, the board of directors authorized the creation of three new series of preferred stock to be issued upon closing of the Visa Europe acquisition. See Note 2—Visa Europe.
Voting rights. Holders of class A common stock have the right to vote on all matters on which stockholders generally are entitled to vote. Holders of class B and C common stock have no right to vote on any matters, except for certain defined matters, including any decision to exit the core payments business and, in specified circumstances, any consolidation, merger or combination of the Company, in which case the holders of class B and C common stock are entitled to cast a number of votes equal to the number of shares of class B or C common stock held multiplied by the applicable conversion rate in effect on the record date.
Dividends declared. The Company declared and paid $1.2 billion in dividends in fiscal 2015 at a quarterly rate of $0.12 per share. In October 2015, the Company’s board of directors declared a quarterly cash dividend of $0.14 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis), which will be paid on December 1, 2015, to all holders of record of the Company’s class A, B and C common stock as of November 13, 2015.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Note 15—Earnings Per Share
The following table presents earnings per share for fiscal 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$5,044	1,954	$2.58	$6,328	2,457	(3)	$2.58
Class B common stock(4)	1,045	245	$4.26	$1,042	245		$4.25
Class C common stock(4)	224	22	$10.33	$223	22		$10.30
Participating securities(5)	15	Not presented	Not presented	$15	Not presented		Not presented
Net income	$6,328
The following table presents earnings per share for fiscal 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$4,307	1,993	$2.16	$5,438	2,523	(3)	$2.16
Class B common stock(4)	892	245	$3.63	$890	245		$3.62
Class C common stock(4)	222	26	$8.65	$221	26		$8.62
Participating securities(5)	17	Not presented	Not presented	$16	Not presented		Not presented
Net income	$5,438
The following table presents earnings per share for fiscal 2013.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,959	2,080	$1.90	$4,980	2,624	(3)	$1.90
Class B common stock(4)	786	245	$3.20	$784	245		$3.19
Class C common stock(4)	216	28	$7.61	$215	28		$7.59
Participating securities(5)	19	Not presented	Not presented	$19	Not presented		Not presented
Net income	$4,980

(1)
Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. The number of shares and per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015. See Note 14—Stockholders' Equity.

(2)
Net income attributable to Visa Inc. is allocated based on proportional ownership on an as-converted basis. The weighted-average numbers of shares of as-converted class B common stock used in the income allocation were 405 million for fiscal 2015 and 413 million for fiscal 2014 and 2013. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 87 million, 103 million and 113 million for fiscal 2015, 2014 and 2013, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 6 million, 7 million and 8 million common stock equivalents for fiscal 2015, 2014 and 2013, respectively, because their effect

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

would have been dilutive. The computation excludes 2 million of common stock equivalents for fiscal 2015, 2014 and 2013 because their effect would have been anti-dilutive.

(4)
The outstanding number of shares of class B and C common stock were not impacted by the stock split as these stockholders received an adjustment to their respective conversion ratios instead of stock dividends. See Note 14—Stockholders' Equity. Weighted-average basic and diluted shares outstanding for class B and C common stock are calculated based on the common shares outstanding of each respective class rather than on an as-converted basis.

(5)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and earned performance-based shares.

Note 16—Share-based Compensation
2007 Equity Incentive Compensation Plan
The Company’s 2007 Equity Incentive Compensation Plan, or the EIP, authorizes the compensation committee of the board of directors to grant non-qualified stock options ("options"), restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based shares to its employees and non-employee directors, for up to 236 million shares of class A common stock. Shares available for award may be either authorized and unissued or previously issued shares subsequently acquired by the Company. The EIP will continue to be in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors. No awards may be granted under the plan on or after 10 years from its effective date.
Share-based compensation cost is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. The Company’s estimated forfeiture rate is based on an evaluation of historical, actual and trended forfeiture data. For fiscal 2015, 2014 and 2013, the Company recorded share-based compensation cost of $184 million, $172 million and $179 million, respectively, in personnel on its consolidated statements of operations. The related tax benefits were $54 million, $51 million and $53 million for fiscal 2015, 2014 and 2013, respectively. The amount of capitalized share-based compensation cost was immaterial during fiscal 2015, 2014 and 2013.
All per share amounts and number of shares outstanding presented below reflect the four-for-one stock split that was effected in the second quarter of fiscal 2015. See Note 14—Stockholders' Equity.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
During fiscal 2015, 2014 and 2013, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2014	2013
Expected term (in years)(1)	4.55	4.80	6.08
Risk-free rate of return(2)	1.5%	1.3%	0.8%
Expected volatility(3)	22.0%	25.2%	29.3%
Expected dividend yield(4)	0.8%	0.8%	0.9%
Fair value per option granted	$12.04	$11.03	$9.76

(1)
Beginning in fiscal 2014, assumption is based on the Company's historical option exercises and those of a set of peer companies that management believes is generally comparable to Visa. The Company's data is weighted based on the number of years between the measurement date and Visa's initial public offering as a percentage of the options' contractual term. The relative weighting placed on Visa's data and peer data in fiscal 2015 was

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

approximately 67% and 33%, respectively, and the relative weighting in fiscal 2014 was 58% and 42%, respectively. In fiscal 2013, assumption was fully based on peer companies' data.

(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.

(3)
Based on the Company’s implied and historical volatility. The expected volatilities ranged from 21% to 23% in fiscal 2015. In fiscal 2013, historical volatility was a blend of Visa's historical volatility and those of comparable peer companies. The relative weighting between Visa historical volatility and the historical volatility of the peer companies was based on the percentage of years Visa stock price information is available since its initial public offering compared to the expected term.

(4)	Based on the Company’s annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for fiscal 2015:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2014	11,649,704	$22.52
Granted	1,444,376	$62.87
Forfeited	(379,662)	$50.53
Exercised	(3,036,701)	$20.53
Outstanding at September 30, 2015	9,677,717	$28.07	5.0	$402
Options exercisable at September 30, 2015	7,083,305	$18.26	3.7	$364
Options exercisable and expected to vest at September 30, 2015(2)	9,392,332	$27.26	4.9	$398

(1)	Calculated using the closing stock price on the last trading day of fiscal 2015 of $69.66, less the option exercise price, multiplied by the number of instruments.

(2)	Applies a forfeiture rate to unvested options outstanding at September 30, 2015 to estimate the options expected to vest in the future.
For the options exercised during fiscal 2015, 2014 and 2013, the total intrinsic value was $134 million, $187 million and $176 million, respectively, and the tax benefit realized was $86 million, $65 million and $59 million, respectively. As of September 30, 2015, there was $17 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
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
The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The weighted-average grant-date fair value of RSAs granted during fiscal 2015, 2014 and 2013 was $63.71, $49.98 and $36.80, respectively. The weighted-average grant-date fair value of RSUs granted during fiscal 2015, 2014 and 2013 was $62.88, $49.44 and $36.55, respectively. The total grant-date fair value of RSAs and RSUs vested during fiscal 2015, 2014 and 2013 was $132 million, $126 million and $98 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

The following table summarizes the Company's RSA and RSU activity for fiscal 2015:

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value (1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at October 1, 2014	5,234,184	1,866,932	$40.00	$39.69
Granted	2,145,439	753,733	$63.71	$62.88
Vested	(2,702,580)	(1,005,707)	$35.50	$35.43
Forfeited	(612,356)	(172,436)	$48.32	$47.86
Outstanding at September 30, 2015	4,064,687	1,442,522	$54.09	$53.80	1.5	1.4	$283	$100

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2015 of $69.66 by the number of instruments.
At September 30, 2015, there was $138 million and $38 million of total unrecognized compensation cost related to unvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.5 years for RSAs and 1.4 years for RSUs.
Performance-based Shares
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2015:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2014	2,075,240	$44.32
Granted(2)	785,884	$69.78
Vested and earned	(1,221,020)	$42.68
Unearned	(24,924)	$42.68
Forfeited	(351,218)	$54.25
Outstanding at September 30, 2015	1,263,962	$57.61	0.7	$88

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2015 of $69.66 by the number of instruments.

(2)	Represents the maximum number of performance-based shares which could be earned.
For the Company's performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on the Company's earnings per share target. The market condition is based on the Company's total shareholder return ranked against that of other companies that are included in the Standard & Poor's 500 Index. The fair value of the performance-based shares, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. The grant-date fair value of performance-based shares granted in fiscal 2015, 2014 and 2013 was $69.78, $56.37 and $41.04 per share, respectively. Earned performance shares granted in fiscal 2015, 2014 and 2013 vest approximately 3 years from the initial grant date. All performance awards are subject to earlier vesting in full under certain conditions.
Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period. At September 30, 2015, there was $11 million of total unrecognized compensation cost related to unvested

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.7 years.
Employee Stock Purchase Plan
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
Note 17—Commitments and Contingencies
Commitments. The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $136 million, $134 million and $94 million in fiscal 2015, 2014 and 2013, respectively. Future minimum payments on leases, and marketing and sponsorship agreements per fiscal year, at September 30, 2015, are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Operating leases	$95	$63	$57	$39	$31	$107	$392
Marketing and sponsorships	112	121	121	119	110	71	654
Total	$207	$184	$178	$158	$141	$178	$1,046
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
Client incentives. The Company has agreements with financial institution clients and other business partners for various programs designed to build payments volume, increase Visa-branded card and product acceptance and win merchant routing transactions. These agreements, with terms ranging from one to thirteen years, can provide card issuance and/or conversion support, volume/growth targets and marketing and program support based on specific performance requirements. These agreements are designed to encourage client business and to increase overall Visa-branded payment and transaction volume, thereby reducing per-unit transaction processing costs and increasing brand awareness for all Visa clients.
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
The table below sets forth the expected future reduction of revenue per fiscal year for client incentive agreements in effect at September 30, 2015:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Client incentives	$3,237	$3,130	$2,670	$2,205	$1,610	$3,965	$16,817
The amount of client incentives recorded as a reduction of revenue in future periods under the Company's incentive arrangements, will be greater or less than the estimates above due to changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. Based

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

on these agreements, increases in incentive payments are generally driven by increased payment and transaction volume, and as a result, in the event incentive payments exceed the above estimates, such payments are not expected to have a material effect on the Company's financial condition, results of operations or cash flows.
Note 18—Related Parties
Visa considers an entity to be a related party for purposes of this disclosure if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year, or if an officer or employee of that entity also serves on the Company's board of directors. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10% or (ii) if the investment is accounted for under the equity method of accounting. At September 30, 2015 and 2014, no entity owned more than 10% of the Company’s total voting common stock. There were no significant transactions with related parties during fiscal 2015, 2014 and 2013.
Note 19—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	2015	2014	2013
	(in millions)
U.S.	$7,214	$6,140	$5,992
Non-U.S.	1,781	1,584	1,265
Total income before taxes	$8,995	$7,724	$7,257
U.S. income before taxes included $2.4 billion, $2.3 billion and $2.0 billion of the Company's U.S. entities' income from operations outside of the U.S. for fiscal 2015, 2014 and 2013, respectively.
Income tax provision by fiscal year consisted of the following:

	2015	2014	2013
	(in millions)
Current:
U.S. federal	$1,991	$2,353	$568
State and local	168	237	(58)
Non-U.S.	300	274	239
Total current taxes	2,459	2,864	749
Deferred:
U.S. federal	181	(576)	1,401
State and local	1	(31)	114
Non-U.S.	26	29	13
Total deferred taxes	208	(578)	1,528
Total income tax provision	$2,667	$2,286	$2,277

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2015 and 2014, are presented below:

	2015	2014
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$141	$134
Comprehensive (income) loss	51	14
Investments in joint ventures	20	14
Accrued litigation obligation	391	558
Client incentives	191	235
Net operating loss carryforward	50	35
Tax credits	1	21
Federal benefit of state taxes	203	210
Other	164	139
Valuation allowance	(40)	(34)
Deferred tax assets	1,172	1,326
Deferred Tax Liabilities:
Property, equipment and technology, net	(315)	(298)
Intangible assets	(3,964)	(4,000)
Foreign taxes	(153)	(125)
Other	—	(12)
Deferred tax liabilities	(4,432)	(4,435)
Net deferred tax liabilities	$(3,260)	$(3,109)
Total net deferred tax assets and liabilities are included in the Company’s consolidated balance sheets as follows:

	September 30, 2015	September 30, 2014
	(in millions)
Current deferred tax assets	$871	$1,028
Non-current deferred tax assets(1)	11	8
Current deferred tax liabilities(1)	(19)	—
Non-current deferred tax liabilities	(4,123)	(4,145)
Net deferred tax liabilities	$(3,260)	$(3,109)

(1)	Non-current deferred tax assets are reflected in other assets and current deferred tax liabilities are reflected in accrued liabilities on the consolidated balance sheets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2015 and 2014 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2015, the Company had $30 million federal, $19 million state and $177 million foreign net operating loss carryforwards. The federal and state net operating loss carryforwards will expire in fiscal 2028 through 2035. The foreign net operating loss may be carried forward indefinitely. The Company expects to fully utilize the federal and state net operating loss carryforwards in future years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30,
	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$3,148	35%	$2,704	35%	$2,540	35%
State income taxes, net of federal benefit	194	2%	129	2%	42	1%
Non-U.S. tax effect, net of federal benefit	(327)	(4)%	(278)	(4)%	(328)	(5)%
Prior years U.S. domestic production activities deduction	—	—%	(191)	(2)%	—	—%
Reversal of prior years tax reserves related to the resolution of uncertain tax positions	(239)	(2)%	—	—%	—	—%
Other, net	(109)	(1)%	(78)	(1)%	23	—%
Income tax provision	$2,667	30%	$2,286	30%	$2,277	31%
The effective income tax rates were 30% in fiscal 2015 and 2014. The following highlights the significant tax items recorded in each respective year:

•
a $296 million tax benefit recognized in fiscal 2015 resulting from the resolution of uncertain tax positions with taxing authorities. Included in the $296 million is a one-time $239 million tax benefit that relates to prior fiscal years; and

•	a $264 million tax benefit recognized in fiscal 2014 related to a deduction for U.S. domestic production activities, of which $191 million was a one-time tax benefit related to prior fiscal years.
The effective income tax rate of 30% in fiscal 2014 differs from the effective income tax rate of 31% in fiscal 2013 mainly due to:

•	the aforementioned $264 million tax benefit recognized in fiscal 2014; and

•	the absence of the following in fiscal 2014:

•	a tax benefit recognized in fiscal 2013 as a result of new guidance issued by the state of California regarding apportionment rules for years prior to fiscal 2012; and

•	certain foreign tax credit benefits related to prior years recognized in fiscal 2013.
Current income taxes receivable were $77 million and $91 million at September 30, 2015 and 2014, respectively. Non-current income taxes receivable of $627 million and $597 million were included in other assets at September 30, 2015 and 2014, respectively. See Note 5—Prepaid Expenses and Other Assets. At September 30, 2015 and 2014, income taxes payable of $75 million and $73 million, respectively, were included in accrued income taxes as part of accrued liabilities, and accrued income taxes of $752 million and $855 million, respectively, were included in other long-term liabilities. See Note 8—Accrued and Other Liabilities.
Cumulative undistributed earnings of the Company’s international subsidiaries that are intended to be reinvested indefinitely outside the United States amounted to $6.4 billion at September 30, 2015. The amount of income taxes that would have resulted had such earnings been repatriated is not practicably determinable.
The Company’s largest operating hub outside the United States is located in Singapore. It operates under a tax incentive agreement which is effective through September 30, 2023, and is conditional upon meeting certain business operations and employment thresholds in Singapore. The tax incentive agreement decreased Singapore tax by $192 million, $168 million and $158 million, and the benefit of the tax incentive agreement on diluted earnings per share was $0.08, $0.07 and $0.06 in fiscal 2015, 2014 and 2013, respectively.
In accordance with Accounting Standards Codification 740—Income Taxes, the Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2015 and 2014, the Company’s total gross unrecognized tax benefits were $1.1 billion and $1.3 billion, respectively, exclusive of interest and penalties described below. Included in the $1.1 billion and $1.3 billion are $859 million and $1.1 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2015	2014
	(in millions)
Beginning balance at October 1	$1,303	$1,023
Increases of unrecognized tax benefits related to prior years	44	139
Decreases of unrecognized tax benefits related to prior years	(413)	(54)
Increases of unrecognized tax benefits related to current year	120	199
Reductions related to lapsing statute of limitations	(3)	(4)
Ending balance at September 30	$1,051	$1,303
It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions in non-operating expense in its consolidated statements of operations. The Company reversed $6 million of interest expense in fiscal 2015 and recognized $10 million and $9 million of interest expense in fiscal 2014 and 2013, respectively, related to uncertain tax positions. The Company accrued $1 million and $2 million of penalties in fiscal 2015 and 2014, respectively, and reversed $4 million of penalties in fiscal 2013, related to uncertain tax positions. At September 30, 2015 and 2014, the Company had accrued interest of $33 million and $39 million, respectively, and accrued penalties of $6 million and $5 million, respectively, related to uncertain tax positions in its other long-term liabilities.
The Company's fiscal 2009, 2010 and 2011 U.S. federal income tax returns are currently under Internal Revenue Service ("IRS") examination. The Company has filed a federal refund claim for fiscal year 2008, which is also currently under IRS examination. Except for the refund claim, the federal statutes of limitations have expired for fiscal years prior to 2009. The Company's fiscal 2006, 2007 and 2008 California tax returns are currently under examination. Except for certain outstanding refund claims, the California statutes of limitations have expired for fiscal years prior to 2006.
During fiscal 2013, the Canada Revenue Agency ("CRA") completed its examination of the Company's fiscal 2003 through 2009 Canadian tax returns and proposed certain assessments. Based on the findings of its examination, the CRA also proposed certain assessments to the Company's fiscal 2010 through 2014 Canadian tax returns. The Company filed notices of objection against these assessments and, in fiscal 2015, completed the appeals process without reaching a settlement with the CRA. The Company intends to petition the Tax Court of Canada to overturn the CRA's assessments, and continues to believe that its income tax provision adequately reflects its obligations to the CRA.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

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
The following table summarizes the activity related to accrued litigation.

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,456	$5
Reestablishment of obligation related to interchange multidistrict litigation	—	1,056
Additional provision for legal matters	14	453
Payments on legal matters	(446)	(58)
Balance at September 30	$1,024	$1,456
U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities. An accrual for the U.S. covered litigation and a charge to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The total accrual related to the U.S. covered litigation could be either higher or lower than the escrow account balance. The following table summarizes the activity related to U.S. covered litigation.

	Fiscal 2015	Fiscal 2014
	(in millions)
Balance at October 1	$1,449	$—
Reestablishment of obligation related to interchange multidistrict litigation	—	1,056
Additional provision for interchange opt-out litigation	—	450
Payments on covered litigation	(426)	(57)
Balance at September 30	$1,023	$1,449
On January 14, 2014, the MDL 1720 court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the adjudication of any appeals. Following the payment of approximately $4.0 billion from the litigation escrow account into settlement funds pursuant to the class settlement agreement, on January 27, 2014, Visa received and deposited into the Company's litigation escrow account "takedown payments" of approximately $1.1 billion, which Visa was entitled to receive under the class settlement agreement based on payment card sales volume attributable to merchants who opted out. The deposit into the litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded in the second quarter of fiscal 2014. An additional accrual of $450 million associated with

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

these opt-out claims was recorded in the fourth quarter of fiscal 2014. Payments totaling $57 million and $426 million were made in fiscal 2014 and 2015, respectively, from the litigation escrow account reflecting settlements with a number of individual opt-out merchants, resulting in an accrued balance of $1.0 billion related to U.S. covered litigation as of September 30, 2015. See further discussion below under Interchange Opt-out Litigation and Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities.
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

•
Distribution to class merchants of an amount equal to 10 basis points of default interchange across all credit rate categories for a period of eight consecutive months, which otherwise would have been paid to issuers and which effectively reduces credit interchange for that period of time;

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
On January 14, 2014, the court entered a final judgment order approving the settlement, from which a number of objectors have appealed. Until the appeals are finally adjudicated, no assurance can be provided that the Company will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement. The U.S. Court of Appeals for the Second Circuit heard argument in the objectors' appeals on September 28, 2015.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

On January 14, 2015, following a court-approved process to give class members who previously opted out of the damages portion of the class settlement an option to rejoin it, the class administrator reported that it had received 1,179 requests by merchants to rejoin the cash settlement class, some of which may include multiple merchants.
On July 28, 2015, certain objectors to the class settlement asked the court to vacate or set aside its final judgment approving the settlement, or in the alternative, to grant further discovery, in light of communications between one of MasterCard's former lawyers and one of the lawyers for the class plaintiffs.
Consumer Interchange Litigation
On December 16, 2013, a putative class action was filed on behalf of all Visa and MasterCard payment cardholders in the United States since January 1, 2000 against certain financial institutions, identifying non-defendants Visa, MasterCard, and certain other financial institutions as co-conspirators. Plaintiffs allege primarily a conspiracy to fix interchange fees and seek injunctive relief, attorneys’ fees, and treble damages in excess of $54.0 billion dollars annually arising from purported overcharges. Originally filed in federal court in California, the case was transferred to MDL 1720. On November 26, 2014, the MDL court dismissed plaintiffs' federal law claim and declined to exercise jurisdiction over plaintiffs' state law claim. Both sides have asked the court to reconsider aspects of its decision and have filed notices of appeal.
Interchange Opt-out Litigation
Beginning in May 2013, more than 50 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments, and one of the cases seeks an injunction against the fixed acquirer network fee. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. Wal-Mart Stores Inc. and its subsidiaries filed an opt-out complaint that also adds Visa Europe Limited and Visa Europe Services Inc. as defendants. Visa has acknowledged and confirmed its obligations to indemnify Visa Europe Limited and Visa Europe Services Inc. with respect to the claim against them in Wal-Mart’s complaint.
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
All the cases filed in federal court have been either assigned to the judge presiding over MDL 1720, or have been or expect to be transferred by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. The court has entered an order confirming that In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.), includes (1) all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings, and (2) all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation. Cases that are transferred to or otherwise included in MDL 1720 are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities.
Visa has reached a settlement agreement with Wal-Mart Stores Inc. and its subsidiaries, which will terminate if, following all appeals, the MDL class settlement is reversed or vacated with respect to certification of the Rule 23(b)(2) settlement class or the consideration provided to or release provided by that class. Including this settlement

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

with Wal-Mart, as of the date of filing, Visa has reached settlement agreements with a number of merchants representing approximately 48% of the Visa-branded payment card sales volume of merchants who opted out.
On December 23, 2014, a similar case was filed in New Mexico state court by New Mexico's attorney general on behalf of the state, state agencies, and citizens of the state, generally pursuing claims on allegations similar to those raised in MDL 1720. On May 15, 2015, defendants filed a partial motion to dismiss, which was granted in part and, among other things, narrowed the state antitrust damages claims.
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
European Competition Proceedings
European Commission. Following the European Commission's ("EC") issuance in 2009 of a Statement of Objections, the EC announced a supplementary Statement of Objections ("SSO") on July 31, 2012, concerning interchange for consumer credit card transactions; and, on March 8, 2013, a redacted version of the SSO was served on Visa Inc. and Visa International. The SSO alleges a breach of Article 101 of the Treaty on the Functioning of the European Union and Article 53 of the EEA Agreement. Among other things, the SSO asserts claims jointly against Visa Europe, Visa Inc., and Visa International, objecting to domestic, cross-border, and inter-regional interchange, and Visa Europe's cross-border acquiring and point of sale rules. The SSO also announces the EC's intention to impose fines. The potential amount of any fine cannot be estimated at this time.
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
U.K. Merchant Litigation. Since July 2013, approximately 20 merchants (together with subsidiary/affiliate companies) have commenced proceedings against Visa Europe (used in this U.K. Merchant Litigation section to denote Visa Europe Limited and/or relevant subsidiary/affiliate companies), Visa Inc. and Visa International relating to interchange rates in Europe, and seek damages for alleged anti-competitive conduct primarily in relation to U.K. domestic and/or Irish domestic and/or intra-EEA interchange fees for credit and debit cards. After a successful application for summary judgment in the High Court (Commercial Court) and an unsuccessful appeal by the claimants, the claims of U.K. merchants should be limited to the six year period immediately preceding the issuance of each claim.
In addition, since March 2013, in excess of 20 additional merchants (together with subsidiary/affiliate companies) have threatened to commence proceedings against Visa Europe, Visa Inc., and Visa International with respect to interchange rates in Europe. Visa Europe, Visa Inc., and Visa International entered into standstill agreements with respect to some of those merchants’ claims. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known.
Altogether, therefore, merchants accounting for more than 50% of U.K. retail sales have either filed claims or preserved their right to do so. The amount of interchange being challenged is substantial. Although not all of the merchant claims have been served and thus the full scope of the claims is not yet known, and there are substantial defenses to these claims, the total damages sought in the claims that have been served amount to several billion dollars.
The Company has learned that several additional European merchants have indicated that they may bring claims against Visa Europe, Visa Inc. and/or Visa International with respect to interchange rates in Europe. We anticipate that similar claims may be asserted by additional merchants in the future.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

In our view, pursuant to the parties' agreements, Visa Europe is obligated to indemnify Visa Inc. and Visa International in connection with the European Competition Proceeding and the U.K. Merchant Litigation, including payment of any fines or damages that may be imposed. However, Visa Europe has informed Visa Inc. of its view that it is not obligated to indemnify Visa Inc. or Visa International for these claims. The parties have initiated the executive engagement aspect of the dispute resolution procedure contemplated by the Framework Agreement to resolve this dispute. If the acquisition of Visa Europe is not completed, this dispute may continue. However, if the acquisition is completed, Visa Europe will become wholly owned by Visa Inc. In these circumstances, Visa Inc.'s protection in respect of losses suffered pursuant to the claims which are covered by the transaction protections described in Note 2—Visa Europe and Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities will be pursuant to the terms of the preferred stock and/or the U.K. loss sharing agreement. If claims are not covered by these transactional protections, Visa Europe may have recourse under its membership documents against members under the terms of the existing indemnity arrangements (other than in respect of certain claims relating to U.K. domestic multilateral interchange fees).
Other Litigation
"Indirect Purchaser" Actions
From 2000 to 2004, complaints were filed on behalf of consumers in nineteen different states and the District of Columbia against Visa and MasterCard. The complaints alleged, among other things, that Visa's "honor all cards" rule and a similar MasterCard rule violated state antitrust and consumer protection laws, and common law. The claims in these class actions asserted that merchants, faced with excessive merchant discount fees, passed on some portion of those fees to consumers in the form of higher prices on goods and services sold. Plaintiffs sought money damages and injunctive relief. Visa has been successful in the majority of these cases, and has resolved the cases in all jurisdictions but California.
In California, the consolidated Credit/Debit Card Tying Cases were resolved pursuant to a revised settlement agreement that received final approval and was affirmed on appeal. Certain objectors filed petitions for rehearing and for review by the California Supreme Court that were denied on February 11, 2015, and the judgment approving the settlement agreement is now final. One objector has appealed the trial court's orders regarding the distribution of certain settlement funds, and the denial of that objector's motion for attorneys' fees and costs.
Canadian Competition Proceedings
Merchant Litigation. Beginning in December 2010, a number of putative class action lawsuits were filed in Quebec, British Columbia, Ontario, Saskatchewan, and Alberta against Visa Canada, MasterCard, and ten financial institutions on behalf of purported classes of merchants and others that accept payment by Visa and MasterCard. In Saskatchewan, a separate action was filed against Visa Canada Corporation and Visa Inc., two MasterCard entities, and a number of smaller Canadian issuing banks that are not named as defendants in any of the existing proceedings. The lawsuits allege a violation of Section 45 of Canada's Competition Act and assert claims of civil conspiracy, interference with economic interests, and unjust enrichment, among others. Plaintiffs allege that Visa and MasterCard each conspired with their member financial institutions to set supra-competitive default interchange rates and merchant discount fees, and that Visa and MasterCard's respective "no-surcharge" and "honor all cards" policies had the anticompetitive effect of increasing merchant discount fees. Three of the named financial institutions, which are not significant Canadian issuers, have entered into settlement agreements with the plaintiffs, subject to court approval.
On March 26, 2014, the British Columbia Supreme Court, in Watson v. Bank of America Corporation, et al., granted the plaintiffs' application for class certification in part, allowing plaintiffs to proceed as a class on claims for price fixing under Canada's Competition Act, among other claims. On appeal by both plaintiff and defendants, the British Columbia Court of Appeal permitted the class to proceed with its price-fixing and other claims, while striking out certain claims and ordering reconsideration of certification as it relates to one of the bank defendants. The lawsuits in Quebec, Ontario, Alberta, and Saskatchewan are effectively stayed pending further proceedings in the British Columbia lawsuit.
The pending Canada Merchant Litigation lawsuits largely seek unspecified monetary damages and injunctive relief, but some allege substantial damages.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

Dynamic Currency Conversion
On February 4, 2013, the Australian Competition and Consumer Commission ("ACCC") commenced proceedings in the Federal Court of Australia against several Visa entities asserting violations of Australian competition law based on allegations of restrictions on dynamic currency conversion (DCC) services on Visa international payment card transactions at certain Australian merchant outlets from May 2010 to October 2010, and on DCC services on cash withdrawals using Visa international payment cards at Australian ATMs.
The parties reached an agreement to resolve the proceedings. Pursuant to the settlement, on September 4, 2015, the court ordered Visa to pay a pecuniary penalty of AUD$18 million and costs of AUD$2 million based on a single contravention of section 47(2) of the Competition and Consumer Act 2010 (Cth) for conduct concerning certain Australian merchant outlets from May to October 2010. The court dismissed all other claims asserted by the ACCC.
Data Pass Litigation
On November 19, 2010, a consumer filed an amended class action complaint against Webloyalty.com, Inc., Gamestop Corporation, and Visa Inc. in Connecticut federal district court, seeking damages, restitution, and injunctive relief on the grounds that consumers who made online purchases at merchants were allegedly deceived into incurring charges for services from Webloyalty.com through the unauthorized passing of cardholder account information during the sales transaction ("data pass"), in violation of federal and state consumer protection statutes and common law. On October 15, 2015, the court dismissed the case in its entirety, without leave to replead. Plaintiff filed a notice of appeal on November 12, 2015.
U.S. ATM Access Fee Litigation
National ATM Council Class Action. On October 12, 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa (Visa Inc., Visa International, Visa U.S.A., and Plus System, Inc.) and MasterCard in the U.S. District Court for the District of Columbia. The complaint challenges Visa's rule (and a similar MasterCard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act, and seek damages "in an amount not presently known, but which is tens of millions of dollars, prior to trebling," injunctive relief, and attorneys’ fees. Plaintiffs filed an amended class action complaint against the same defendants, also asserting that the ATM access fee rule violates Section 1 of the Sherman Act. Plaintiffs request treble damages, injunctive relief and attorneys' fees.
Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and MasterCard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined, were also filed in October 2011 in the same federal court naming Visa, MasterCard and three financial institutions as defendants. These putative class actions seek treble damages, restitution, injunctive relief, and attorneys' fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes.
On February 13, 2013, the court granted the defendants’ motions to dismiss and dismissed all of these cases without prejudice, and later denied plaintiffs’ motions for leave to amend and to alter the court's judgment. On plaintiffs' appeal, the U.S. Court of Appeals for the District of Columbia Circuit vacated the lower court's decisions and remanded for further proceedings. On September 3, 2015, defendants filed a petition seeking panel rehearing or rehearing en banc before the appellate court, which was denied on September 28, 2015.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2015

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
Pulse Network
On November 25, 2014, Pulse Network LLC filed suit against Visa Inc. in federal district court in Texas. Pulse alleges that Visa has monopolized and attempted to monopolize debit card network services markets. Pulse also alleges that Visa has entered into agreements in restraint of trade, engaged in unlawful exclusive dealing and tying, violated the Texas Free Enterprise and Antitrust Act, and engaged in tortious interference with prospective business relationships. Pulse seeks unspecified treble damages, attorneys' fees, and injunctive relief, including to enjoin the fixed acquirer network fee structure, Visa's conduct regarding PIN-Authenticated Visa Debit, and Visa agreements with merchants and acquirers relating to debit acceptance. On January 23, 2015, Visa filed a motion to dismiss the complaint.
Note 21—Subsequent Events
On November 2, 2015, the Company and Visa Europe entered into a transaction agreement, pursuant to which the Company and Visa Europe agreed on the terms and conditions of the Company’s acquisition of 100% of the share capital of Visa Europe. See Note 2—Visa Europe.
In October 2015 , the Company's board of directors authorized a new $5.0 billion share repurchase program. See Note 14—Stockholders' Equity.
In October 2015, the Company’s board of directors declared a dividend in the aggregate amount of $0.14 per share of class A common stock (determined in the case of class B and class C common stock on an as-converted basis). See Note 14—Stockholders' Equity.

Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly operating results for each quarter and full year of fiscal 2015 and 2014 for the Company:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	2015 Total
	(in millions, except per share data)
Operating revenues	$3,571	$3,518	$3,409	$3,382	$13,880
Operating income	$2,283	$2,262	$2,281	$2,238	$9,064
Net income attributable to Visa Inc.	$1,512	$1,697	$1,550	$1,569	$6,328
Basic earnings per share(2)
Class A common stock	$0.62	$0.69	$0.63	$0.63	$2.58
Class B common stock	$1.02	$1.14	$1.04	$1.05	$4.26
Class C common stock	$2.48	$2.78	$2.53	$2.54	$10.33
Diluted earnings per share(2)
Class A common stock	$0.62	$0.69	$0.63	$0.63	$2.58
Class B common stock	$1.02	$1.14	$1.04	$1.04	$4.25
Class C common stock	$2.48	$2.77	$2.52	$2.53	$10.30

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Sep. 30, 2014(1)	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	2014 Total
	(in millions, except per share data)
Operating revenues	$3,229	$3,155	$3,163	$3,155	$12,702
Operating income	$1,552	$2,020	$2,048	$2,077	$7,697
Net income attributable to Visa Inc.	$1,073	$1,360	$1,598	$1,407	$5,438
Basic earnings per share(2)
Class A common stock	$0.43	$0.54	$0.63	$0.55	$2.16
Class B common stock	$0.73	$0.91	$1.06	$0.93	$3.63
Class C common stock	$1.73	$2.17	$2.53	$2.21	$8.65
Diluted earnings per share(2)
Class A common stock	$0.43	$0.54	$0.63	$0.55	$2.16
Class B common stock	$0.72	$0.91	$1.06	$0.93	$3.62
Class C common stock	$1.72	$2.17	$2.52	$2.20	$8.62

(1)
During the fourth quarter of fiscal 2014, we recorded a litigation provision of $450 million and related tax benefits associated with the interchange multidistrict litigation, which is covered by the U.S. retrospective responsibility plan. Monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be paid from the litigation escrow account. See Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 20—Legal Matters to our consolidated financial statements.

(2)
The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015. See Note 14—Stockholders' Equity.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective, at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
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
The effectiveness of our internal control over financial reporting as of September 30, 2015, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2015, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2015, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning the Company's directors, executive officers, the Code of Business Conduct and Ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Director Nominee Biographies,” “Executive Officers,” “Corporate Governance” and “Committees of the Board of Directors” in our Proxy Statement.
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

VISA INC.

By:	/s/ Charles W. Scharf
Name:	Charles W. Scharf
Title:	Chief Executive Officer
Date:	November 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles W. Scharf	Chief Executive Officer and Director	November 19, 2015
Charles W. Scharf	(principal executive officer)

/s/ Vasant M. Prabhu	Chief Financial Officer	November 19, 2015
Vasant M. Prabhu	(principal financial officer and principal accounting officer)

/s/ Robert W. Matschullat	Independent Chair	November 19, 2015
Robert W. Matschullat

/s/ Lloyd A. Carney	Director	November 19, 2015
Lloyd A. Carney

/s/ Mary B. Cranston	Director	November 19, 2015
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 19, 2015
Francisco Javier Fernández-Carbajal

/s/ Alfred F. Kelly, Jr.	Director	November 19, 2015
Alfred F. Kelly, Jr.

/s/ Cathy E. Minehan	Director	November 19, 2015
Cathy E. Minehan

/s/ Suzanne Nora Johnson	Director	November 19, 2015
Suzanne Nora Johnson

/s/ David J. Pang	Director	November 19, 2015
David J. Pang

/s/ William S. Shanahan	Director	November 19, 2015
William S. Shanahan

/s/ John A. C. Swainson	Director	November 19, 2015
John A. C. Swainson

/s/ Maynard G. Webb, Jr.	Director	November 19, 2015
Maynard G. Webb, Jr.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Transaction Agreement, dated as of November 2, 2015, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	11/2/2015

3.1	Sixth Amended and Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/29/2015

3.2	Certificate of Correction of the Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	2/27/2015

3.3+	Amended and Restated Bylaws of Visa Inc.

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.4	The instruments defining the rights of holders of long-term debt securities of Visa Inc. and its subsidiaries have been omitted(1)	N/A	N/A	N/A	N/A

4.5	Form of certificate of designations of series A convertible participating preferred stock of Visa Inc.	8-K	001-33977	3.1	11/2/2015

4.6	Form of certificate of designations of series B convertible participating preferred stock of Visa Inc.	8-K	001-33977	3.2	11/2/2015

4.7	Form of certificate of designations of series C convertible participating preferred stock of Visa Inc.	8-K	001-33977	3.3	11/2/2015

10.1	Form of Indemnity Agreement	8-K	001-33977	10.1	10/25/2012

10.2
Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.
		S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Visa Europe Put-Call Option Agreement between Visa Inc. and Visa Europe Limited	S-4/A	333-143966	Annex B	9/13/2007

10.4	Amendment No. 1 to the Visa Europe Put-Call Option Agreement, dated November 2, 2015, by and between Visa Inc. and Visa Europe Limited	8-K	001-33977	2.2	11/2/2015

10.5	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.6	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.7	364-Day Revolving Credit Agreement, dated January 28, 2015, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein	10-Q	001-33977	10.3	4/30/2015

10.8	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.9	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.10+	Amendment of Interchange Judgment Sharing Agreement

10.11	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.12	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.13+	Amendment of Loss Sharing Agreement

10.14	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.15	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.16	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.17+	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing

10.18	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs' claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.19	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.20	Form of Litigation Management Deed, among the VE Member Representative, Visa Inc., Visa Europe Limited, the LMC Appointing Members to be listed on Schedule 1 thereto, the UK&I DCC Appointing Members to be listed on Schedule 2 thereto and the Europe DCC Appointing Members to be listed on Schedule 3 thereto	8-K	001-33977	10.2	11/2/2015

10.21*+	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015

10.22*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.23*	Visa Inc. 2007 Equity Incentive Compensation Plan, as amended and restated as of October 22, 2014	10-K	001-33977	10.18	11/21/2014

10.24*	Visa Inc. Incentive Plan, as amended and restated as of January 27, 2011	8-K	001-33977	10.1	1/31/2011

10.25*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.26*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.27*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.28*	Visa Inc. Executive Severance Plan, effective as of November 3, 2010	8-K	001-33977	10.1	11/9/2010

10.29*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.30*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010	10-K	001-33977	10.40	11/19/2010

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011	10-K	001-33977	10.35	11/18/2011

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO, for awards granted after November 1, 2012	10-Q	001-33977	10.4	2/6/2013

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO, for awards granted after November 1, 2012	10-Q	001-33977	10.5	2/6/2013

10.34*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for executive officers, other than the CEO, with limited vesting upon termination for awards granted after November 1, 2012	10-Q	001-33977	10.6	2/6/2013

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Agreement for executive officers, other than the CEO, with limited vesting upon termination for awards granted after November 1, 2012	10-Q	001-33977	10.7	2/6/2013

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.1	1/30/2014

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.2	1/30/2014

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.3	1/30/2014

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.4	1/30/2014

10.40*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.41*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.6	1/30/2014

10.42*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.7	1/30/2014

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.8	1/30/2014

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.45*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.46*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.42	11/21/2014

10.47*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.43	11/21/2014

10.48*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.44	11/21/2014

10.49*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.45	11/21/2014

10.50*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.46	11/21/2014

10.51*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.47	11/21/2014

10.52*	Form of Letter Agreement relating to Visa Inc. Executive Severance Plan	8-K	001-33977	10.2	11/9/2010

10.53*	Offer Letter, dated October 23, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	99.2	10/24/2012

10.54*	Aircraft Time Sharing Agreement, dated November 7, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	10.1	11/9/2012

10.55*	Amendment No. 1 to the Aircraft Time Sharing Agreement, effective December 13, 2013, between Visa Inc. and Charles W. Scharf	10-K	001-33977	10.51	11/21/2014

10.56*	Offer Letter, dated May 20, 2013, between Visa Inc. and Ryan McInerney	8-K	001-33977	99.2	5/23/2013

10.57*	Sign-On Bonus Agreement, dated May 22, 2013, between Visa Inc. and Ryan McInerney	10-K	001-33977	10.53	11/21/2014

10.58*	Offer Letter, dated November 6, 2013, between Visa Inc. and Rajat Taneja	10-K	001-33977	10.54	11/21/2014

10.59*	Sign-On Bonus Agreement, dated November 12, 2013, between Visa Inc. and Rajat Taneja	10-K	001-33977	10.55	11/21/2014

10.60*	Offer Letter and One-Time Cash Award Agreement, dated January 27, 2015, between Visa Inc. and Vasant M. Prabhu	8-K	001-33977	99.2	2/2/2015

12.1+	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	We have agreed to furnish to the SEC, upon request, a copy of each instrument.

†	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Management contract, compensatory plan or arrangement.

+	Filed or furnished herewith.

#
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

