Form 10-Q
period 2015-12-31
VISA INC.
filed 2016-01-28
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of January 22, 2016 there were 1,919,130,968 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 19,411,327 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2015	September 30, 2015
	(in millions, except par value data)
Assets
Cash and cash equivalents	$12,837	$3,518
Restricted cash—litigation escrow (Note 3)	1,061	1,072
Investment securities (Note 4):
Trading	80	66
Available-for-sale	8,428	2,431
Settlement receivable	443	408
Accounts receivable	922	847
Customer collateral (Note 7)	1,041	1,023
Current portion of client incentives	414	303
Prepaid expenses and other current assets	247	353
Total current assets	25,473	10,021
Investment securities, available-for-sale (Note 4)	3,487	3,384
Client incentives	128	110
Property, equipment and technology, net	1,884	1,888
Other assets	832	778
Intangible assets, net	11,348	11,361
Goodwill	11,825	11,825
Total assets	$54,977	$39,367
Liabilities
Accounts payable	$118	$127
Settlement payable	744	780
Customer collateral (Note 7)	1,041	1,023
Accrued compensation and benefits	317	503
Client incentives	1,116	1,049
Accrued liabilities (Note 8)	1,009	849
Accrued litigation (Note 13)	1,012	1,024
Total current liabilities	5,357	5,355
Long-term debt (Note 5)	15,877	—
Deferred tax liabilities	3,344	3,273
Other liabilities (Note 8)	923	897
Total liabilities	25,501	9,525

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	December 31, 2015	September 30, 2015
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,926 and 1,950 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2015 and September 30, 2015 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 19 and 20 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively (Note 9)	—	—
Additional paid-in capital	17,824	18,073
Accumulated income	11,701	11,843
Accumulated other comprehensive loss, net:
Investment securities, available-for-sale	23	5
Defined benefit pension and other postretirement plans	(131)	(161)
Derivative instruments classified as cash flow hedges	60	83
Foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive loss, net	(49)	(74)
Total equity	29,476	29,842
Total liabilities and equity	$54,977	$39,367

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,645	$1,538
Data processing revenues	1,479	1,383
International transaction revenues	1,031	970
Other revenues	198	204
Client incentives	(788)	(713)
Total operating revenues	3,565	3,382
Operating Expenses
Personnel	499	509
Marketing	194	205
Network and processing	128	114
Professional fees	72	70
Depreciation and amortization	120	120
General and administrative	156	126
Total operating expenses	1,169	1,144
Operating income	2,396	2,238
Non-operating Income
Interest expense	(29)	(3)
Other	272	27
Total non-operating income	243	24
Income before income taxes	2,639	2,262
Income tax provision (Note 12)	698	693
Net income	$1,941	$1,569

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(in millions, except per share data)
Basic earnings per share (Note 10)
Class A common stock	$0.80	$0.63
Class B common stock	$1.32	$1.05
Class C common stock	$3.20	$2.54
Basic weighted-average shares outstanding (Note 10)
Class A common stock	1,937	1,974
Class B common stock	245	245
Class C common stock	20	22
Diluted earnings per share (Note 10)
Class A common stock	$0.80	$0.63
Class B common stock	$1.32	$1.04
Class C common stock	$3.20	$2.53
Diluted weighted-average shares outstanding (Note 10)
Class A common stock	2,430	2,478
Class B common stock	245	245
Class C common stock	20	22

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(in millions)
Net income	$1,941	$1,569
Other comprehensive income, net of tax:
Investment securities, available-for-sale:
Net unrealized gain (loss)	34	(10)
Income tax effect	(16)	3
Reclassification adjustment for net gain realized in net income	—	(21)
Income tax effect	—	8
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain and prior service credit	56	6
Income tax effect	(21)	(1)
Amortization of actuarial loss and prior service credit realized in net income	(7)	(1)
Income tax effect	2	—
Derivative instruments classified as cash flow hedges:
Net unrealized gain	16	63
Income tax effect	(5)	(17)
Reclassification adjustment for net gain realized in net income	(48)	(6)
Income tax effect	14	2
Foreign currency translation adjustments	—	1
Other comprehensive income, net of tax	25	27
Comprehensive income	$1,966	$1,596

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock				Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2015	1,950		245	20	$18,073	$11,843	$(74)	$29,842
Net income						1,941		1,941
Other comprehensive income, net of tax							25	25
Comprehensive income								1,966
Conversion of class C common stock upon sale into public market	1			(1)				—
Issuance and vesting of restricted stock and performance-based shares	1							—
Share-based compensation, net of forfeitures (Note 11)	—	(1)			39			39
Restricted stock and performance-based shares settled in cash for taxes	(1)				(81)			(81)
Excess tax benefit for share-based compensation					36			36
Cash proceeds from issuance of common stock under employee equity plans	1				29			29
Cash dividends declared and paid, at a quarterly amount of $0.14 per as-converted share (Note 9)						(340)		(340)
Repurchase of class A common stock (Note 9)	(26)				(272)	(1,743)		(2,015)
Balance as of December 31, 2015	1,926		245	19	$17,824	$11,701	$(49)	$29,476

(1)	Decrease in class A common stock related to forfeitures of restricted stock awards is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(in millions)
Operating Activities
Net income	$1,941	$1,569
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of client incentives	788	713
Fair value adjustment for the Visa Europe put option	(255)	—
Share-based compensation	39	45
Excess tax benefit for share-based compensation	(36)	(58)
Depreciation and amortization of property, equipment, technology and intangible assets	120	120
Deferred income taxes	45	97
Other	5	(19)
Change in operating assets and liabilities:
Settlement receivable	(35)	286
Accounts receivable	(75)	(78)
Client incentives	(850)	(687)
Other assets	23	(141)
Accounts payable	—	10
Settlement payable	(36)	(477)
Accrued and other liabilities	317	484
Accrued litigation (Note 13)	(12)	(103)
Net cash provided by operating activities	1,979	1,761
Investing Activities
Purchases of property, equipment, technology and intangible assets	(126)	(104)
Investment securities, available-for-sale:
Purchases	(6,803)	(758)
Proceeds from maturities and sales	739	226
Purchases of / contributions to other investments	(8)	—
Proceeds / distributions from other investments	4	—
Net cash used in investing activities	(6,194)	(636)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 9)	$(2,015)	$(803)
Dividends paid (Note 9)	(340)	(297)
Proceeds from issuance of senior notes (Note 5)	15,971	—
Debt issuance costs (Note 5)	(77)	—
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 13)	11	100
Cash proceeds from issuance of common stock under employee equity plans	29	30
Restricted stock and performance-based shares settled in cash for taxes	(81)	(100)
Excess tax benefit for share-based compensation	36	58
Net cash provided by (used in) financing activities	13,534	(1,012)
Effect of exchange rate changes on cash and cash equivalents	—	1
Increase in cash and cash equivalents	9,319	114
Cash and cash equivalents at beginning of year	3,518	1,971
Cash and cash equivalents at end of period	$12,837	$2,085
Supplemental Disclosure
Income taxes paid, net of refunds	$79	$57
Accruals related to purchases of property, equipment, technology and intangible assets	$40	$21

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2015 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.
Recently Issued and Adopted Accounting Pronouncements.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The standard impacts presentation only. The Company elected to early adopt the standard effective October 1, 2015 and the carrying amount of the Company's debt liability is presented net of issuance costs on the consolidated financial statements. Also see Note 5—Debt.
In September 2015, the FASB issued ASU No. 2015-16, which simplifies the accounting for post-acquisition adjustments by eliminating the requirement to retrospectively account for the adjustments made to provisional amounts recognized in a business combination. The Company elected to early adopt this guidance on a prospective basis effective October 1, 2015. The adoption did not have a material impact on the consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be presented as non-current. The standard impacts presentation only. The Company elected to early adopt the standard on a retrospective basis effective October 1, 2015 and all deferred tax assets and liabilities are classified as non-current. Previously, current deferred tax assets had been presented separately and current deferred tax liabilities had been included in accrued liabilities on the consolidated

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheets. All prior period amounts within the consolidated financial statements have been reclassed to conform to current period presentation. The reclass did not affect the Company's total equity, operating revenues, net income, comprehensive income or cash flows as of and for the periods presented.
In January 2016, the FASB issued ASU 2016-01, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.
Note 2—Visa Europe
Acquisition of Visa Europe
On November 2, 2015, the Company and Visa Europe entered into a transaction agreement (the "Transaction Agreement"), pursuant to which the Company and Visa Europe agreed on the terms and conditions of the Company’s acquisition of 100% of the share capital of Visa Europe for a total purchase price of up to €21.2 billion. The purchase price consists of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock of the Company convertible upon certain conditions into class A common stock or class A equivalent preferred stock of the Company, as described below, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period. Closing is subject to regulatory approvals and other customary conditions, and is currently expected to occur in the fiscal third quarter of 2016.
Transaction agreement and option amendment. The Transaction Agreement provides for the acquisition to be effected pursuant to the exercise of the amended Visa Europe put option (the "Amended Put Option"), as described further below. In connection with the execution of the Transaction Agreement, the Company and Visa Europe entered into an amendment (the "Put Option Amendment") to the Visa Europe put option (the "Put") to align certain terms of the Put with the terms of the Transaction Agreement. Under the terms and conditions of the Transaction Agreement, the Visa Europe board of directors is required to exercise the Amended Put Option on the closing date of the transaction to effect Visa’s purchase of all of Visa Europe’s share capital. If the Transaction Agreement is terminated for any reason prior to the completion of the transaction, the Put Option Amendment will also terminate and the Put will revert to its original, unamended form. The Transaction Agreement may be terminated by the Company or Visa Europe, subject to specified exceptions, if the transaction is not consummated by August 2, 2016, or if legal restraints that prohibit the closing have become final and non-appealable.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. The balance of the escrow account was $1.1 billion at December 31, 2015 and September 30, 2015. The Company paid $11 million to opt-out merchants from the litigation escrow account during the three months ended December 31, 2015 to settle their claims associated with the interchange multidistrict litigation. See Note 13—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the three months ended December 31, 2015. See Note 13—Legal Matters.
Potential Visa Europe Liabilities
On November 2, 2015, the Company and Visa Europe entered into the Transaction Agreement pursuant to which the Company agreed to acquire Visa Europe. Closing of the acquisition is subject to various conditions including regulatory approvals, and is expected to occur in the fiscal third quarter of 2016. Visa Inc., Visa Europe or their affiliates are, or may become, a party to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. The Company has obtained certain protection in respect of losses resulting from existing and potential litigation through the preferred stock and the U.K. loss sharing agreement, and has agreed to certain terms regarding the conduct of such litigation, all of which is conditioned on the closing of the acquisition of Visa Europe by the Company. See Note 2—Visa Europe.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$3,517	$3,051
U.S. Treasury securities	5,999	—
U.S. government-sponsored debt securities			3,198	280
Investment securities, trading:
Equity securities	80	66
Investment securities, available-for-sale:
U.S. Treasury securities	3,871	2,656
U.S. government-sponsored debt securities			7,535	2,615
Equity securities	59	4
Corporate debt securities			443	533
Auction rate securities					$7	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			50	76
Total	$13,526	$5,777	$11,226	$3,504	$7	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$—	$255
Foreign exchange derivative instruments			$10	$13
Total	$—	$—	$10	$13	$—	$255
There were no transfers between Level 1 and Level 2 assets during the three months ended December 31, 2015 and 2014.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2015.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2015.
Visa Europe put option agreement. On November 2, 2015, the Company and Visa Europe entered into the Put Option Amendment to align certain terms of the Put with the terms of the Visa Europe Transaction Agreement. Under the terms and conditions of the Transaction Agreement, the Visa Europe board of directors is required to exercise the Amended Put Option on the closing date of the transaction to effect Visa’s purchase of all of Visa Europe’s share capital. If the Transaction Agreement is terminated for any reason prior to the completion of the transaction, the Put Option Amendment will also terminate and the Put will revert to its original, unamended form.
Exercise of the Amended Put Option by the Visa Europe board of directors is mandatory, subject to the satisfaction of the terms and conditions of the Transaction Agreement. As such, for accounting purposes, it is not treated as a written put option and is not required to be recorded at fair value. At December 31, 2015, Visa expected to complete the transaction in accordance with the Transaction Agreement. Therefore, management concluded that it does not expect the Put to revert to its original, unamended form or to be unilaterally exercised by Visa Europe in the future. As a result, the value of the Put was reduced to zero at December 31, 2015.
Changes in the fair value of the Put are recorded as non-cash, non-operating income in the Company's consolidated statements of operations.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no events or circumstances that indicated these investments became impaired during the three months ended December 31, 2015 or 2014. At December 31, 2015 and September 30, 2015, these investments totaled $47 million and $45 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
Due to the completion of an initial public offering by one of the Company's investees during the quarter ended December 31, 2015, the Company reclassified equity securities previously accounted for as a cost method investment, with a carrying value of $4 million, to short-term available-for-sale investment securities. The fair value of this investment at December 31, 2015 was $55 million, resulting in the recognition of a pre-tax unrealized gain of $51 million in other comprehensive income.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships, trade names and reseller relationships, all of which were obtained through acquisitions.
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. There were no events or changes in circumstances that indicate impairment at December 31, 2015.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Fair Value Disclosures
Long-term debt. In December 2015, the Company issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. See Note 5—Debt. These debt instruments are measured at amortized cost on the Company's consolidated balance sheet at December 31, 2015. The fair value of these notes, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	December 31, 2015
	Carrying Amount	Estimated Fair Value
1.20% Senior Notes due December 2017	$1,745	$1,748
2.20% Senior Notes due December 2020	2,986	2,995
2.80% Senior Notes due December 2022	2,237	2,259
3.15% Senior Notes due December 2025	3,962	4,005
4.15% Senior Notes due December 2035	1,485	1,514
4.30% Senior Notes due December 2045	3,462	3,551
	$15,877	$16,072
Other financial instruments not measured at fair value. The following financial instruments are not measured at     fair value on the Company's consolidated balance sheet at December 31, 2015, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at December 31, 2015 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities. The Company had $55 million in gross unrealized gains and $14 million in gross unrealized losses at December 31, 2015. The unrealized gains were primarily related to the Company's reclassified equity investment discussed above. There were $7 million gross unrealized gains and no gross unrealized losses at September 30, 2015. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Debt
The Company had outstanding debt as follows:

	December 31, 2015
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the "2017 Notes")	$1,750	$(5)	$1,745	1.36%
2.20% Senior Notes due December 2020 (the "2020 Notes")	3,000	(14)	2,986	2.30%
2.80% Senior Notes due December 2022 (the "2022 Notes")	2,250	(13)	2,237	2.89%
3.15% Senior Notes due December 2025 (the "2025 Notes")	4,000	(38)	3,962	3.26%
4.15% Senior Notes due December 2035 (the "2035 Notes")	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045 (the "2045 Notes")	3,500	(38)	3,462	4.37%
Total long-term debt	$16,000	$(123)	$15,877
Senior Notes
In December 2015, the Company issued fixed-rate senior notes (the 2017 Notes, 2020 Notes, 2022 Notes, 2025 Notes, 2035 Notes and 2045 Notes, or collectively, the "Notes") in conjunction with the anticipated acquisition of Visa Europe, in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year, commencing June 14, 2016. The Company recognized interest expense of $24 million for the quarter ended December 31, 2015 as non-operating expense. The net aggregate proceeds from the issuance of the Notes, after deducting discounts and debt issuance costs, were $15.9 billion. The discounts and debt issuance costs will be amortized over the respective term of each note using the effective interest method. The indenture governing the Notes contains customary event of default provisions. The Notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company's existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company's subsidiaries. The Company was in compliance with all related covenants as of December 31, 2015.
Each series of the Notes may be redeemed as a whole or in part, at the Company’s option at any time, prior to, with respect to the 2017 Notes, their maturity date, and with respect to the 2020 Notes, the 2022 Notes, the 2025 Notes, the 2035 Notes and the 2045 Notes, the applicable par call date (as set forth in the table below), at a price equal to the greater of:

•	100% of the principal amount of such Notes; and

•
the sum of the present value of the remaining scheduled payments of principal and interest through the maturity or par call date for each of the Notes below at the treasury rate defined under the terms of the Notes, plus the applicable spread for such Notes (as set forth in the table below), plus, in each case, accrued and unpaid interest to, but excluding, the date of redemption.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series	Maturity/Par Call Date	Spread
2017 Notes	December 14, 2017	5 bps
2020 Notes	November 14, 2020	10 bps
2022 Notes	October 14, 2022	12.5 bps
2025 Notes	September 14, 2025	15 bps
2035 Notes	June 14, 2035	20 bps
2045 Notes	June 14, 2045	20 bps
On or after the applicable par call date, the Notes, except the 2017 Notes, may be redeemed as a whole or in part, at the Company’s option at any time, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued interest.
In the event that the Visa Europe acquisition has not been consummated on or prior to February 2, 2017 (which date may be extended in accordance with the terms of the Notes), the Company will be required to redeem all outstanding 2017 Notes, 2020 Notes, 2022 Notes and 2025 Notes on the special mandatory redemption date, as defined in the terms of the Notes, at a redemption price equal to 101% of the aggregate principal amount of such Notes plus accrued and unpaid interest. The 2035 Notes and 2045 Notes are not subject to the special mandatory redemption provision.
Future principal payments on the Company's outstanding debt are as follows:

Fiscal Year	2016	2017	2018	2019	2020	Thereafter	Total
(in millions)	$—	$—	$1,750	$—	$—	$14,250	$16,000
Credit Facility Renewal. On January 27, 2016, the Company, Visa International Service Association and Visa U.S.A. Inc. (collectively, the "Borrowers") entered into a 5-year, unsecured $4.0 billion revolving credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the lenders party thereto. JP Morgan Chase Bank, N.A., acted as syndication agent in connection with the Credit Facility; Bank of China, Los Angeles Branch, Barclays Bank PLC, Citibank, N.A., HSBC Bank USA, N.A., Royal Bank of Canada, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Wells Fargo Bank, National Association, Deutsche Bank Securities Inc. and Toronto Dominion (New York) LLC, acted as Documentation Agents; and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of China, Los Angeles Branch, Barclays Bank PLC, Citigroup Global Markets, Inc., HSBC Bank USA, N.A., RBC Capital Markets, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc. and TD Securities (USA) LLC, acted as joint lead arrangers and joint book runners. The Credit Facility, which expires on January 27, 2021, replaced the Company's prior $3.0 billion credit facility, which expired on January 27, 2016.
The Credit Facility provides the Borrowers with a borrowing capacity of up to $4.0 billion. Borrowings under the Credit Facility are available for general corporate purposes. Interest on the borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable rating of senior unsecured long-term debt securities of the Company. The Borrowers have agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Borrowers currently have no borrowings under the Credit Facility. The participating lenders in the Credit Facility include certain holders of the Company's class B and class C common stock, certain of the Borrowers' customers and their affiliates.
Note 6—Pension and Other Postretirement Benefits
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
In October 2015, the Company's board of directors approved an amendment of the qualified defined benefit pension plan such that the Company discontinued employer provided credits after December 31, 2015. Plan participants continue to earn interest credits on existing balances at the time of the freeze. As a result, a curtailment gain totaling $8 million was recognized as part of the Company's net periodic benefit cost. The Company also recorded a net unrealized actuarial gain of $56 million from the remeasurement of its pension plan in the first quarter of fiscal 2016 within other comprehensive income.
The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014
	(in millions)
Service cost	$13	$12	$—	$—
Interest cost	11	10	—	—
Expected return on assets	(17)	(18)	—	—
Amortization of:
Prior service credit	(1)	(2)	(1)	(1)
Actuarial loss	2	—	—	—
Curtailment gain	(8)	—	—	—
Settlement loss	—	2	—	—
Total net periodic benefit cost	$—	$4	$(1)	$(1)
Note 7—Settlement Guarantee Management
The Company indemnifies its financial institution clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa Rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain financial institution clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions. The Company’s estimated maximum settlement exposure was $42.5 billion for the quarter ended December 31, 2015, compared to $43.5 billion for the quarter ended September 30, 2015. Of these amounts, $2.2 billion were covered by collateral at December 31, 2015 and September 30, 2015.
The Company maintained collateral as follows:

	December 31, 2015	September 30, 2015
	(in millions)
Cash equivalents	$1,041	$1,023
Pledged securities at market value	151	154
Letters of credit	1,131	1,178
Guarantees	935	971
Total	$3,258	$3,326
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $1 million at December 31, 2015 and September 30, 2015. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 8—Accrued and Other Liabilities
Accrued liabilities consisted of the following:

	December 31, 2015	September 30, 2015
	(in millions)
Accrued operating expenses	$220	$257
Visa Europe put option (1)	—	255
Deferred revenue	80	81
Accrued interest expenses (2)	23	—
Accrued income taxes (3)	522	75
Other (4)	164	181
Total	$1,009	$849
Other non-current liabilities consisted of the following:

	December 31, 2015	September 30, 2015
	(in millions)
Accrued income taxes	$771	$752
Employee benefits	82	77
Other	70	68
Total	$923	$897

(1)
On November 2, 2015, the Company and Visa Europe entered into the Put Option Amendment to align certain terms of the Put with the terms of the Visa Europe Transaction Agreement. Exercise of the Amended Put Option by the Visa Europe board of directors is mandatory, subject to the satisfaction of the terms and conditions of the Transaction Agreement. As such, for accounting purposes, it is not treated as a written put option and is not required to be recorded at fair value. At December 31, 2015, Visa expected to complete the transaction in accordance with the Transaction Agreement. Therefore, management concluded that it does not expect the Put to revert to its original, unamended form or to be unilaterally exercised by Visa Europe in the future. As a result,

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the value of the Put was reduced to zero at December 31, 2015. See Note 2—Visa Europe and Note 4—Fair Value Measurements and Investments.

(2)	The balance at December 31, 2015 is due to the issuance of long-term debt in conjunction with the anticipated acquisition of Visa Europe. See Note 2—Visa Europe and Note 5—Debt.

(3)	The increase in accrued income taxes is primarily related to current income taxes accrued in the first quarter of fiscal 2016, but payable in the second quarter of fiscal 2016.

(4)
Prior period current deferred tax liabilities have been retroactively reclassed to non-current deferred tax liabilities on the consolidated balance sheets upon adoption of FASB issued ASU 2015-17. See Note 1—Summary of Significant Accounting Policies and Note 12—Income Taxes.

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
As-Converted Class A Common Stock. The number of shares of each class and the number of shares of class A common stock on an as-converted basis at December 31, 2015, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
Class A common stock	1,926	—		1,926
Class B common stock	245	1.6483	(2)	405
Class C common stock	19	4.0000		78
Total				2,409

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted class A common stock. The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended December 31, 2015
Shares repurchased in the open market (1)	26
Average repurchase price per share (2)	$78.52
Total cost	$2,015

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
In October 2015, the Company's board of directors authorized a new $5.0 billion share repurchase program, in addition to the existing October 2014 program. As of December 31, 2015, the Company had remaining authorized funds of $5.8 billion for share repurchase.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends. The Company declared and paid $340 million in dividends during the three months ended December 31, 2015.
Note 10—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class and series by the weighted-average number of shares of common stock outstanding and participating securities in the form of unvested restricted stock awards, unvested restricted stock units and unvested earned performance-based shares during the period. Net income is allocated to each class and series of common stock based on its proportional ownership on an as-converted basis. The weighted number of shares of each class and series of common stock outstanding reflects changes in ownership over the periods presented. See Note 9—Stockholders' Equity.
Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities in the form of unvested restricted stock awards, unvested restricted stock units and unvested earned performance-based shares and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of class B and class C common stock based on the conversion rate in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Employee Stock Purchase Plan and the assumed vesting of unearned performance shares.
The following table presents earnings per share for the three months ended December 31, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,550	1,937	$0.80	$1,941	2,430	(3)	$0.80
Class B common stock(4)	324	245	$1.32	$323	245		$1.32
Class C common stock(4)	63	20	$3.20	$63	20		$3.20
Participating securities(5)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,941
The following table presents earnings per share for the three months ended December 31, 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,253	1,974	$0.63	$1,569	2,478	(3)	$0.63
Class B common stock(4)	257	245	$1.05	$257	245		$1.04
Class C common stock(4)	55	22	$2.54	$55	22		$2.53
Participating securities(5)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,569

(1)
Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. The number of shares and per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015. See Note 9—Stockholders' Equity.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three months ended December 31, 2015 and 2014. The weighted-average number of shares of as-converted class C

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock used in the income allocation was 78 million and 88 million for the three months ended December 31, 2015 and 2014, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 5 million common stock equivalents for the three months ended December 31, 2015 and 2014, because their effect would be dilutive. The computation excludes 1 million and 2 million of common stock equivalents for the three months ended December 31, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

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

(5)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and unvested earned performance-based shares.

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the three months ended December 31, 2015:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,362,840	$15.09	$80.15
Restricted stock units ("RSUs")	2,346,825	$80.15
Performance-based shares(1)	604,219	$92.71

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company's performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. Compensation cost is recorded net of estimated forfeitures, which are adjusted as appropriate.
Note 12—Income Taxes
The effective income tax rates were 26% and 31% for the three months ended December 31, 2015 and 2014, respectively. The effective tax rate for the three months ended December 31, 2015 differs from the effective tax rate in the same period in the prior fiscal year primarily due to:

•	the non-taxable revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015;

•	foreign tax credit benefits related to prior fiscal years recognized during the quarter ended December 31, 2015; and

•	the absence of the reversal of previously established state tax reserves in the quarter ended December 31, 2014.
During the three months ended December 31, 2015, the Company's gross unrecognized tax benefits increased by $20 million, which would favorably impact the effective tax rate if recognized. The increase in gross unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three months ended December 31, 2015 and 2014, respectively, there were no significant changes in interest and penalties related to uncertain tax positions.
The Company’s tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
In November 2015, the FASB issued Accounting Standards Update 2015-17, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be presented as non-current. The standard impacts presentation only. The Company elected to early adopt the standard on a retrospective basis effective October 1, 2015 and all deferred tax assets and liabilities are classified as non-current on the Company's consolidated balance sheets. All prior period amounts have been reclassified to conform with the current period presentation.
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
The following table summarizes the activity related to accrued litigation.

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,024	$1,456
Payments on legal matters	(12)	(103)
Balance at December 31	$1,012	$1,353
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

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,023	$1,449
Payments on covered litigation	(11)	(100)
Balance at December 31	$1,012	$1,349
Interchange Opt-out Litigation
Beginning in May 2013, more than 50 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Visa reached a settlement agreement with Wal-Mart Stores Inc. and its subsidiaries, which will terminate if, following all appeals, the MDL class settlement is reversed or vacated with respect to certification of the Rule 23 (b) (2) settlement class or the consideration provided to or release provided by that class. Including this settlement with Wal-Mart, as of the date of filing, Visa has reached settlement agreements with a number of merchants representing approximately 49% of the Visa-branded payment card sales volume of merchants who opted out.
European Competition Proceedings
U.K. Merchant Litigation. A total of approximately 50 merchants (together with subsidiary/affiliate companies) have now commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe.
Other Litigation
"Indirect Purchaser" Actions
On December 1, 2015, the objector's appeal from the trial court's order regarding the distribution of certain settlement funds was dismissed.
Canadian Competition Proceedings
Merchant Litigation. The court approved the settlement agreements entered into by the three named financial institutions, which are not significant Canadian issuers. A settlement with another financial institution is pending court approval.
U.S. ATM Access Fee Litigation
On January 27, 2016, defendants filed petitions for writ of certiorari with the U.S. Supreme Court seeking review of the decisions of the U.S. Court of Appeals for the District of Columbia Circuit.
Pulse Network
On December 17, 2015, the court denied Visa's motion to dismiss the complaint.

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

•	increased regulation in jurisdictions outside of the United States;

•	increased government support of national payments networks outside the United States; and

•	increased regulation of consumer privacy, data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings;

•	economic factors, such as:

•	economic fragility in the Eurozone, the United States and in other advanced and emerging markets;

•	general economic, political and social conditions in mature and emerging markets globally;

•	general stock market fluctuations which may impact consumer spending;

•	material changes in cross-border activity, foreign exchange controls and fluctuations in currency exchange rates; and

•	material changes in our financial institution clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from our payments network;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving Visa-branded cards or payment products; and

•	failure to maintain systems interoperability with Visa Europe;

•	the transaction with Visa Europe may not be consummated on the terms currently contemplated or at all;

•	Visa Europe's business may not be successfully integrated with our business or we may not achieve the anticipated benefits of the transaction;

•	the costs and risks associated with the transaction with Visa Europe;

•	matters arising in connection with Visa Europe's or our efforts to comply with and satisfy applicable regulatory approvals and closing conditions relating to the transaction;

•	the loss of organizational effectiveness or key employees;

•	the failure to integrate acquisitions successfully or to effectively develop new products and businesses;

•	natural disasters, terrorist attacks, military or political conflicts, and public health emergencies; and

•
various other factors, including those more fully described in our filings with the SEC, including our Annual Report on Form 10-K for the year ended September 30, 2015, and our subsequent reports on Forms 10-Q and 8-K.

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the three months ended December 31, 2015 reflects the impacts of continued uneven and tepid economic growth.
Visa Europe acquisition. On November 2, 2015, we entered into a Transaction Agreement with Visa Europe, pursuant to which we agreed to acquire 100% of the share capital of Visa Europe for a total purchase price of up to €21.2 billion. The purchase price consists of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock convertible upon certain conditions into class A common stock or class A equivalent preferred stock, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period. In connection with the execution of the Transaction Agreement, the Company and Visa Europe entered into the Put Option Amendment to align certain terms of the Put with the terms of the Visa Europe Transaction Agreement. Under the terms and conditions of the Transaction Agreement, the Visa Europe board of directors is required to exercise the Amended Put Option on the closing date of the transaction to effect Visa's purchase of all of Visa Europe's share capital. The preferred stock conversion rates may be reduced from time to time to offset certain liabilities, if any, which may be incurred by us, Visa Europe or its affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. As part of the acquisition, we also entered into the U.K. loss sharing agreement with Visa Europe and certain of Visa Europe’s members located in the United Kingdom to compensate us for certain losses which may be incurred by us or Visa Europe as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom. See Note 2—Visa Europe, Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 13—Legal Matters to our unaudited consolidated financial statements. The closing of our acquisition of Visa Europe is subject to regulatory approvals and other customary conditions, and is currently expected to occur in our fiscal third quarter of 2016.
Debt issuance. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Interest on these notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14, commencing June 14, 2016. The net aggregate proceeds of $15.9 billion, after deducting discounts and debt issuance costs, will be used to fund a portion of the purchase price for the anticipated acquisition of Visa Europe, and the remainder will be used for general corporate purposes including share repurchases. See Note 4—Fair Value Measurements and Investments and Note 5—Debt to our unaudited consolidated financial statements.
Financial highlights. During the three months ended December 31, 2015, we recorded net income of $1.9 billion or diluted class A earnings per share of $0.80, an increase of 24% and 26%, respectively, over the prior year comparable period. Our non-GAAP adjusted net income and diluted earnings per share for the three months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended December 31,
(in millions, except percentages and per share data)	2015	2014	% Change(1)
Net income, as adjusted	$1,686	$1,569	7%
Diluted earnings per share, as adjusted(2)	$0.69	$0.63	10%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	The per share amount for the prior period presented has been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015.
During the first quarter of fiscal 2016, we recorded a decrease of $255 million in the fair value of the Put, resulting in the recognition of non-cash, non-operating income that we do not believe is indicative of our operating performance. As such, we believe the presentation of adjusted financial results provides a clearer understanding of our operating performance for the current period presented. This amount is not subject to income tax and therefore has no impact on our reported income tax provision. See Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements. There was no comparable adjustment recorded for the three months ended December 31, 2014. Adjusted net income, effective income tax rate and diluted earnings per share are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following table reconciles our as-reported net income, effective income tax rate and diluted earnings per share, which are calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the three months ended December 31, 2015:

	Three Months Ended December 31, 2015
(in millions, except percentages and per share data)	Net Income	Effective Income Tax Rate (1)	Diluted Earnings Per Share (1)
As reported	$1,941	26%	$0.80
Revaluation of Visa Europe put option	(255)	3%	(0.10)
As adjusted	$1,686	29%	$0.69
Diluted weighted-average shares outstanding, as reported			2,430

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate and diluted earnings per share figures are calculated based on unrounded numbers.
We recorded total operating revenues of $3.6 billion for the three months ended December 31, 2015, an increase of 5% over the prior year comparable period driven by continued growth in processed transactions and nominal payments volume. The general strengthening of the U.S. dollar during the quarter resulted in a negative three percentage point impact to our total operating revenue growth.
Total operating expenses for the three months ended December 31, 2015 were $1.2 billion, a 2% increase over the prior year comparable period.
Reduction in as-converted class A common stock. In October 2015, our board of directors authorized a new $5.0 billion share repurchase program, in addition to the existing October 2014 program. During the three months ended December 31, 2015, we repurchased 26 million shares of our class A common stock in the open market using $2.0 billion of cash on hand. As of December 31, 2015, we had remaining authorized funds of $5.8 billion for share repurchase. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted double-digit growth in the United States, driven mainly by consumer debit and credit. Nominal international payments volume growth was negatively impacted by the overall strengthening of the U.S. dollar. On a constant dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three months ended September 30, 2015(1) was 15%. Processed transactions sustained healthy growth reflecting the ongoing worldwide shift to electronic currency.

The following tables present nominal payments volume.(2)

	United States			International			Visa Inc.
	3 Months Ended September 30,(1)			3 Months Ended September 30,(1)			3 Months Ended September 30,(1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$263	$238	10%	$424	$423	—%	$687	$662	4%
Consumer debit(3)	319	291	9%	111	122	(9)%	430	413	4%
Commercial(4)	111	102	9%	37	39	(6)%	148	142	5%
Total nominal payments volume	$693	$632	10%	$572	$584	(2)%	$1,265	$1,216	4%
Cash volume	129	124	4%	456	543	(16)%	585	667	(12)%
Total nominal volume(5)	$822	$756	9%	$1,027	$1,127	(9)%	$1,850	$1,883	(2)%
The following table presents nominal and constant payments volume growth.(2)

	International		Visa Inc.
	3 Months Ended September 30, 2015 vs. 2014(1)		3 Months Ended September 30, 2015 vs. 2014(1)
	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	—%	16%	4%	14%
Consumer debit(3)	(9)%	12%	4%	10%
Commercial(4)	(6)%	14%	5%	10%
Total payments volume growth	(2)%	15%	4%	12%
Cash volume growth	(16)%	5%	(12)%	5%
Total volume growth	(9)%	10%	(2)%	10%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2015 and 2014, were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended December 31,
	2015	2014	% Change
	(in millions, except percentages)
Visa processed transactions	18,986	17,599	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, internationally and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
United States	$1,941	$1,784	$157	9%
International	1,559	1,544	15	1%
Visa Europe	65	54	11	20%
Total operating revenues	$3,565	$3,382	$183	5%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues primarily reflects continued growth in processed transactions and nominal payments volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three months ended December 31, 2015, as partially mitigated by our hedging program, resulted in an overall decline of about three percentage points in total operating revenue growth.
The following table sets forth the components of our total operating revenues.

	Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,645	$1,538	$107	7%
Data processing revenues	1,479	1,383	96	7%
International transaction revenues	1,031	970	61	6%
Other revenues	198	204	(6)	(3)%
Client incentives	(788)	(713)	(75)	10%
Total operating revenues	$3,565	$3,382	$183	5%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues increased during the three month comparable period primarily due to 4% growth in nominal payments volume. Service revenues also benefited from select pricing modifications which became effective in the third quarter of fiscal 2015.

•	Data processing revenues increased mainly due to overall growth in processed transactions of 8% during the three month comparable period.

•
International transaction revenues increased primarily due to select pricing modifications that became effective in the third quarter of fiscal 2015, partially offset by a 4% decline in nominal cross-border payments volume growth driven by continued strengthening of the U.S. dollar.

•
Client incentives increased during the three month comparable period mainly due to overall growth in U.S. payments volume, and incentives recognized on long-term customer contracts that were initiated or renewed after the first quarter of fiscal 2015. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$499	$509	$(10)	(2)%
Marketing	194	205	(11)	(5)%
Network and processing	128	114	14	12%
Professional fees	72	70	2	2%
Depreciation and amortization	120	120	—	(1)%
General and administrative	156	126	30	24%
Total operating expenses	$1,169	$1,144	$25	2%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Marketing expenses decreased due to lower levels of advertising and promotional campaigns during the first quarter of fiscal 2016.

•
Network and processing expenses increased primarily due to fees associated with the processing of Russian domestic transactions that were transitioned to the Russian National Payment Card system during the third quarter of fiscal 2015.

•
General and administrative expenses increased mainly due to foreign exchange losses incurred as a result of the strengthening U.S. dollar, combined with an increase in product enhancements and travel activities in support of our business growth.

Non-operating Income
Other non-operating income in fiscal 2016 primarily reflects a non-cash adjustment to the fair value of the Put of $255 million, which is not subject to tax. The change in value primarily reflects our expectation at December 31, 2015 that we will complete the transaction in accordance with the Transaction Agreement and the Put will not revert to its original, unamended form or be unilaterally exercised by Visa Europe in the future. See Note 2—Visa Europe and Note 4—Fair Value Measurements and Investments to our consolidated financial statements.
Effective Income Tax Rate
The effective income tax rates were 26% and 31% for the three months ended December 31, 2015 and 2014, respectively. The effective tax rate for the three months ended December 31, 2015 differs from the effective tax rate in the same period in the prior fiscal year primarily due to:

•	the non-taxable revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015;

•	foreign tax credit benefits related to prior fiscal years recognized during the quarter ended December 31, 2015; and

•	the absence of the reversal of previously established state tax reserves in the quarter ended December 31, 2014.

Excluding the non-cash, non-taxable $255 million gain recognized as non-operating income upon the revaluation of the Visa Europe put option, the adjusted non-GAAP effective income tax rate was 29% for the three months ended December 31, 2015. We believe the adjusted effective income tax rate provides a clearer understanding of our operating performance for the current period.
During the three months ended December 31, 2015, our gross unrecognized tax benefits increased by $20 million, which would favorably impact our effective tax rate if recognized. The increase in gross unrecognized tax benefits is primarily related to various tax positions across several jurisdictions.
Our tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$1,979	$1,761
Investing activities	(6,194)	(636)
Financing activities	13,534	(1,012)
Effect of exchange rate changes on cash and cash equivalents	—	1
Increase in cash and cash equivalents	$9,319	$114
Operating activities. Cash provided by operating activities for the three months ended December 31, 2015 was higher than prior year comparable period, reflecting continued growth in our underlying business.
Investing activities. Cash used in investing activities was higher compared to the prior year comparable period as we invested a portion of the proceeds received from our debt issuance in available-for-sale securities. See Note 4—Fair Value Measurements and Investments and Note 5—Debt to our unaudited consolidated financial statements.
Financing activities. Financing activities for the three months ended December 31, 2015 reflect net aggregate proceeds of $15.9 billion received from our debt issuance completed on December 14, 2015, and $2.0 billion used to repurchase class A common stock in the open market. See Note 5—Debt and Note 9—Stockholders' Equity.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $7.4 billion at December 31, 2015. If it were necessary to repatriate these funds for use in the United States, we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.

Long-term debt and change in capital structure. In conjunction with the anticipated Visa Europe acquisition, we have evolved our long-term capital structure. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Our first principal payment of $1.8 billion is due on December 14, 2017. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year, commencing June 14, 2016. The Notes may be redeemed as a whole or in part, at our option at any time prior to maturity, at a specified redemption price. In the event that the Visa Europe acquisition is not completed on or prior to February 2, 2017 (which date may be extended), we will be required to redeem all Notes except for the 2035 Notes and the 2045 Notes, at a specified redemption price. The net aggregate proceeds of $15.9 billion, after deducting underwriting discounts and debt issuance costs of $123 million, will be used to fund a portion of the purchase price for the anticipated acquisition of Visa Europe, and the remainder will be used for general corporate purposes including share repurchases. We are not subject to any financial covenants and did not experience any changes to our investment credit ratings as a result of this debt issuance. See Note 5—Debt to our unaudited consolidated financial statements.
Credit Facility. On January 27, 2016, we entered into an unsecured $4.0 billion revolving credit facility. The credit facility, which expires on January 27, 2021, replaced our previous $3.0 billion credit facility, which expired on January 27, 2016. The new credit facility contains covenants and events of default customary for facilities of this type. See Note 5—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2015, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.
Visa Europe acquisition. On November 2, 2015, we entered into a transaction agreement to acquire Visa Europe for a total purchase price of up to €21.2 billion. The purchase price consists of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock convertible upon certain conditions into class A common stock or class A equivalent preferred stock, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period. Closing is subject to regulatory approvals and other customary conditions, and is currently expected to occur in the fiscal third quarter of 2016. See Note 2—Visa Europe to our unaudited consolidated financial statements.
We also entered into the Put Option Amendment with Visa Europe to align certain terms of the Put with the terms of the Visa Europe Transaction Agreement. Under the terms and conditions of the Transaction Agreement, the Visa Europe board of directors is required to exercise the Amended Put Option on the closing date of the transaction to effect our purchase of all of Visa Europe’s share capital. If the Transaction Agreement is terminated for any reason prior to the completion of the transaction, the Put Option Amendment will also terminate and the Put will revert to its original, unamended form. We expect to complete the transaction in accordance with the Transaction Agreement, and therefore do not expect the Put to revert to its original, unamended form.
Reduction in as-converted class A common stock. In October 2015, our board of directors authorized a new $5.0 billion share repurchase program, in addition to the existing October 2014 program. During the three months ended December 31, 2015, we repurchased 26 million shares of our class A common stock using $2.0 billion of cash on hand. As of December 31, 2015, we had remaining authorized funds of $5.8 billion for share repurchase. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2015, we declared and paid $340 million in dividends. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements. We expect our board of directors to declare a quarterly cash dividend at the beginning of February 2016.
Fair Value Measurements—Financial Instruments
As of December 31, 2015, our financial instruments measured at fair value on a recurring basis included $24.8 billion of assets and $10 million of liabilities. Of these instruments, fair value of $7 million was based on significant unobservable inputs. See Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the three months ended December 31, 2015, compared to September 30, 2015.

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
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, filed with the SEC on November 19, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
October 1-31, 2015	558	$78.51	—	$7,772,396,506
November 1-30, 2015	15,706,612	$78.88	15,050,125	$6,585,825,936
December 1-31, 2015	10,607,954	$78.09	10,606,371	$5,757,324,650
Total	26,315,124	$78.56	25,656,496

(1)
Includes 658,628 shares of class A common stock withheld at an average price of $80.15 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of our consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In October 2015, our board of directors authorized a new $5.0 billion share repurchase program in addition to the existing $5.0 billion October 2014 program. These authorizations have no expiration date. All share repurchase programs authorized prior to October 2014 have been completed.

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

VISA INC.

Date:	January 28, 2016	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 28, 2016	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Transaction Agreement, dated as of November 2, 2015, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	11/2/2015

3.1	Amended and Restated Bylaws of Visa Inc.	10-K	001-33977	3.3	11/20/2015

4.1	Form of certificate of designations of series A convertible participating preferred stock of Visa Inc.	8-K	001-33977	3.1	11/2/2015

4.2	Form of certificate of designations of series B convertible participating preferred stock of Visa Inc.	8-K	001-33977	3.2	11/2/2015

4.3	Form of certificate of designations of series C convertible participating preferred stock of Visa Inc.	8-K	001-33977	3.3	11/2/2015

4.4	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.5	Form of 1.200% Senior Note due 2017	8-K	001-33977	4.2	12/14/2015

4.6	Form of 2.200% Senior Note due 2020	8-K	001-33977	4.3	12/14/2015

4.7	Form of 2.800% Senior Note due 2022	8-K	001-33977	4.4	12/14/2015

4.8	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.9	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.10	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

10.1+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015

10.2+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2015

10.3+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2015

10.4	Amendment No. 1 to the Visa Europe Put-Call Option Agreement, dated November 2, 2015, by and between Visa Inc. and Visa Europe Limited	8-K	001-33977	2.2	11/2/2015

10.5	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.6	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.7	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	10-K	001-33977	10.17	11/20/2015

10.8	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.9	Form of Litigation Management Deed, among the VE Member Representative, Visa Inc., Visa Europe Limited, the LMC Appointing Members to be listed on Schedule 1 thereto, the UK&I DCC Appointing Members to be listed on Schedule 2 thereto and the Europe DCC Appointing Members to be listed on Schedule 3 thereto	8-K	001-33977	10.2	11/2/2015

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.
#
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.