Form 10-Q
period 2016-03-31
VISA INC.
filed 2016-04-25
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 21, 2016 there were 1,904,791,047 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 18,859,025 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	September 30, 2015
	(in millions, except par value data)
Assets
Cash and cash equivalents	$15,943	$3,518
Restricted cash—litigation escrow (Note 3)	1,061	1,072
Investment securities (Note 4):
Trading	69	66
Available-for-sale	3,885	2,431
Settlement receivable	414	408
Accounts receivable	944	847
Customer collateral (Note 7)	1,050	1,023
Current portion of client incentives	291	303
Prepaid expenses and other current assets	646	353
Total current assets	24,303	10,021
Investment securities, available-for-sale (Note 4)	3,577	3,384
Client incentives	540	110
Property, equipment and technology, net	1,883	1,888
Other assets	852	778
Intangible assets, net	11,335	11,361
Goodwill	11,836	11,825
Total assets	$54,326	$39,367
Liabilities
Accounts payable	$90	$127
Settlement payable	723	780
Customer collateral (Note 7)	1,050	1,023
Accrued compensation and benefits	376	503
Client incentives	1,132	1,049
Accrued liabilities	741	849
Accrued litigation (Note 13)	1,013	1,024
Total current liabilities	5,125	5,355
Long-term debt (Note 5)	15,876	—
Deferred tax liabilities	3,256	3,273
Other liabilities	938	897
Total liabilities	25,195	9,525

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	March 31, 2016	September 30, 2015
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and none issued	$—	$—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,905 and 1,950 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2016 and September 30, 2015 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 19 and 20 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively (Note 9)	—	—
Additional paid-in capital	17,645	18,073
Accumulated income	11,582	11,843
Accumulated other comprehensive loss, net:
Investment securities, available-for-sale	40	5
Defined benefit pension and other postretirement plans	(126)	(161)
Derivative instruments classified as cash flow hedges	(9)	83
Foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive loss, net	(96)	(74)
Total equity	29,131	29,842
Total liabilities and equity	$54,326	$39,367

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,699	$1,577	$3,344	$3,115
Data processing revenues	1,473	1,340	2,952	2,723
International transaction revenues	1,045	964	2,076	1,934
Other revenues	198	204	396	408
Client incentives	(789)	(676)	(1,577)	(1,389)
Total operating revenues	3,626	3,409	7,191	6,791
Operating Expenses
Personnel	528	483	1,027	992
Marketing	186	190	380	395
Network and processing	126	109	254	223
Professional fees	66	77	138	147
Depreciation and amortization	121	125	241	245
General and administrative	164	141	320	267
Litigation provision (Note 13)	1	3	1	3
Total operating expenses	1,192	1,128	2,361	2,272
Operating income	2,434	2,281	4,830	4,519
Non-operating Income
Interest expense	(132)	(7)	(161)	(10)
Other (Note 4 and Note 8)	139	8	411	35
Total non-operating income	7	1	250	25
Income before income taxes	2,441	2,282	5,080	4,544
Income tax provision (Note 12)	734	732	1,432	1,425
Net income	$1,707	$1,550	$3,648	$3,119

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in millions, except per share data)
Basic earnings per share (Note 10)
Class A common stock	$0.71	$0.63	$1.51	$1.27
Class B common stock	$1.17	$1.04	$2.49	$2.09
Class C common stock	$2.85	$2.53	$6.05	$5.06
Basic weighted-average shares outstanding (Note 10)
Class A common stock	1,909	1,963	1,923	1,969
Class B common stock	245	245	245	245
Class C common stock	19	20	19	21
Diluted earnings per share (Note 10)
Class A common stock	$0.71	$0.63	$1.51	$1.26
Class B common stock	$1.17	$1.04	$2.49	$2.08
Class C common stock	$2.84	$2.52	$6.04	$5.05
Diluted weighted-average shares outstanding (Note 10)
Class A common stock	2,401	2,460	2,416	2,469
Class B common stock	245	245	245	245
Class C common stock	19	20	19	21

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in millions)
Net income	$1,707	$1,550	$3,648	$3,119
Other comprehensive income, net of tax:
Investment securities, available-for-sale:
Net unrealized gain (loss)	26	(9)	60	(19)
Income tax effect	(7)	4	(23)	7
Reclassification adjustment for net gain realized in net income	(3)	—	(3)	(21)
Income tax effect	1	—	1	8
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit	5	(6)	61	—
Income tax effect	(2)	1	(23)	—
Amortization of actuarial loss (gain) and prior service credit realized in net income	2	1	(5)	—
Income tax effect	—	—	2	—
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(54)	65	(38)	128
Income tax effect	11	(20)	6	(37)
Reclassification adjustment for net gain realized in net income	(37)	(20)	(85)	(26)
Income tax effect	11	5	25	7
Foreign currency translation adjustments	—	—	—	1
Other comprehensive (loss) income, net of tax	(47)	21	(22)	48
Comprehensive income	$1,660	$1,571	$3,626	$3,167

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock				Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2015	1,950		245	20	$18,073	$11,843	$(74)	$29,842
Net income						3,648		3,648
Other comprehensive loss, net of tax							(22)	(22)
Comprehensive income								3,626
Conversion of class C common stock upon sale into public market	3			(1)				—
Issuance and vesting of restricted stock and performance-based shares	2							—
Share-based compensation, net of forfeitures (Note 11)	—	(1)			97			97
Restricted stock and performance-based shares settled in cash for taxes	(1)				(85)			(85)
Excess tax benefit for share-based compensation					43			43
Cash proceeds from issuance of common stock under employee equity plans	1				49			49
Cash dividends declared and paid, at a quarterly amount of $0.14 per as-converted share (Note 9)						(676)		(676)
Repurchase of class A common stock (Note 9)	(50)				(532)	(3,233)		(3,765)
Balance as of March 31, 2016	1,905		245	19	$17,645	$11,582	$(96)	$29,131

(1)	Decrease in class A common stock related to forfeitures of restricted stock awards is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
	(in millions)
Operating Activities
Net income	$3,648	$3,119
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	1,577	1,389
Fair value adjustment for the Visa Europe put option	(255)	—
Share-based compensation	97	93
Excess tax benefit for share-based compensation	(43)	(70)
Depreciation and amortization of property, equipment, technology and intangible assets	241	245
Deferred income taxes	(29)	173
Other	17	15
Change in operating assets and liabilities:
Settlement receivable	(6)	107
Accounts receivable	(97)	(74)
Client incentives	(1,912)	(1,479)
Other assets	(397)	(467)
Accounts payable	(34)	(44)
Settlement payable	(57)	(206)
Accrued and other liabilities	81	262
Accrued litigation (Note 13)	(12)	(324)
Net cash provided by operating activities	2,819	2,739
Investing Activities
Purchases of property, equipment, technology and intangible assets	(250)	(202)
Proceeds from sales of property, equipment and technology	—	10
Investment securities, available-for-sale:
Purchases	(17,437)	(1,267)
Proceeds from maturities and sales	15,860	895
Acquisition of business	(14)	—
Purchases of / contributions to other investments	(9)	(2)
Proceeds / distributions from other investments	4	9
Net cash used in investing activities	(1,846)	(557)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 9)	$(3,765)	$(1,855)
Dividends paid (Note 9)	(676)	(591)
Proceeds from issuance of senior notes (Note 5)	15,971	—
Debt issuance costs (Note 5)	(96)	—
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 13)	11	321
Cash proceeds from issuance of common stock under employee equity plans	49	46
Restricted stock and performance-based shares settled in cash for taxes	(85)	(106)
Excess tax benefit for share-based compensation	43	70
Net cash provided by (used in) financing activities	11,452	(2,115)
Effect of exchange rate changes on cash and cash equivalents	—	1
Increase in cash and cash equivalents	12,425	68
Cash and cash equivalents at beginning of year	3,518	1,971
Cash and cash equivalents at end of period	$15,943	$2,039
Supplemental Disclosure
Income taxes paid, net of refunds	$1,501	$1,376
Net unrealized gains on currency forward contracts (Note 8)	$116	$—
Accruals related to purchases of property, equipment, technology and intangible assets	$38	$26

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
In February 2016, the FASB issued ASU 2016-02, which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. The Company will adopt the standard effective October 1, 2019 and does not anticipate that this new accounting guidance will have a material impact on its consolidated statement of operations. The Company has not yet completed its evaluation of the impact on the consolidated balance sheet, but at this time estimates the value of leased assets and liabilities that may be recognized could be in the hundreds of millions of dollars. The actual impact will depend on the Company's lease portfolio at the time of adoption.
In March 2016, the FASB issued ASU 2016-05, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, Derivatives and Hedging, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company will adopt the standard effective October 1, 2017. The adoption is not expected to have a material impact on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, which clarifies the requirements for assessing whether contingent call/put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call/put options solely in accordance with a four-step decision sequence. The Company will adopt the standard effective October 1, 2017. The adoption is not expected to have a material impact on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company will adopt the standard effective October 1, 2017. The adoption is not expected to have a material impact on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition standard, ASU 2014-09, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The Company will adopt the standard effective October 1, 2018. The Company is evaluating the full effect that ASU 2014-09 and related subsequent updates will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company is evaluating the full effect that ASU 2016-09 will have on its consolidated financial statements and will adopt the standard effective October 1, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Visa Europe
Acquisition of Visa Europe
On November 2, 2015, the Company and Visa Europe entered into a transaction agreement (the "Transaction Agreement"), pursuant to which the Company and Visa Europe agreed on the terms and conditions of the Company's acquisition of 100% of the share capital of Visa Europe for a total purchase price of up to €21.2 billion. As originally agreed, the purchase price consisted of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock of the Company convertible upon certain conditions into class A common stock or class A equivalent preferred stock of the Company, as described below, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period (the "Earn-out").
On April 21, 2016, the Company and Visa Europe reached preliminary agreement to amend the Transaction Agreement to eliminate the Earn-out portion of the transaction consideration (the "Preliminary Agreement"). Instead of an earn-out, the cash consideration payable in the transaction would be increased by €1.75 billion: €750 million payable upon closing, and €1.0 billion, plus 4% compound annual interest, payable on the third anniversary of closing. The terms of the transaction otherwise remain unchanged. The transaction remains subject to the negotiation of definitive documentation of this amendment and to regulatory approval. While the parties continue to work toward closing as soon as possible, closing could extend beyond the end of the Company’s fiscal third quarter.
Transaction agreement and option amendment. The Transaction Agreement provides for the acquisition to be effected pursuant to the exercise of the amended Visa Europe put option (as it may be further amended, the "Amended Put Option"), as described further below. In connection with the execution of the Transaction Agreement, the Company and Visa Europe entered into an amendment (the "Put Option Amendment") to the Visa Europe put option (the "Put") to align certain terms of the Put with the terms of the Transaction Agreement. Under the terms and conditions of the Transaction Agreement, the Visa Europe board of directors is required to exercise the Amended Put Option on the closing date of the transaction to effect Visa's purchase of all of Visa Europe's share capital. If the Transaction Agreement is terminated for any reason prior to the completion of the transaction, the Put Option Amendment will also terminate and the Put will revert to its original, unamended form. The Transaction Agreement may be terminated by the Company or Visa Europe, subject to specified exceptions, if the transaction is not consummated by August 2, 2016, or if legal restraints that prohibit the closing have become final and non-appealable. On April 21, 2016, the Company and Visa Europe also agreed that the Amended Put Option will be further amended as needed to reflect the changes in transaction consideration under the Preliminary Agreement. The terms of the Amended Put Option will otherwise remain unchanged.
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
The Transaction Agreement provides that, subject to the terms and conditions thereof, at closing, the Company will issue 2,480,500 shares of U.K.&I preferred stock to those of Visa Europe’s member financial institutions in the United Kingdom and Ireland that are entitled to receive preferred stock at closing, and 3,157,000 shares of Europe preferred stock to those of Visa Europe’s other member financial institutions that are entitled to receive preferred stock at closing. Subject to the reduction in conversion rates described below, the U.K.&I preferred stock will be convertible into a number of shares of class A common stock or class A equivalent preferred stock valued at approximately €2.2 billion, and the Europe preferred stock will be convertible into a number of shares of class A common stock or class A equivalent preferred stock valued at approximately €2.8 billion. These approximate values of the UK&I and Europe preferred stock to be issued at closing are based on the average price of the class A common stock of $71.68 per share, and the euro-dollar exchange rate of 1.12750 for the 30 trading days ended October 19, 2015.

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the U.S. covered litigation are paid. The balance of the escrow account was $1.1 billion at March 31, 2016 and September 30, 2015. The Company paid $11 million to opt-out merchants from the litigation escrow account during the six months ended March 31, 2016 to settle their claims associated with the interchange multidistrict litigation. See Note 13—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the six months ended March 31, 2016. See Note 13—Legal Matters.
Potential Visa Europe Liabilities
On November 2, 2015, the Company and Visa Europe entered into the Transaction Agreement pursuant to which the Company agreed to acquire Visa Europe. On April 21, 2016, the two parties reached the Preliminary Agreement, which would impact only transaction consideration. The transaction remains subject to the negotiation of definitive documentation of the amendment and to regulatory approval. While the parties continue to work toward closing as soon as possible, closing could extend beyond the end of the Company's fiscal third quarter. Visa Inc., Visa Europe or their affiliates are, or may become, a party to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. The Company has obtained certain protection in respect of losses resulting from existing and potential litigation through the preferred stock and the U.K. loss sharing agreement, and has agreed to certain terms regarding the conduct of such litigation, all of which is conditioned on the closing of the acquisition of Visa Europe by the Company. See Note 2—Visa Europe.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$6,765	$3,051
U.S. Treasury securities	5,099	—
U.S. government-sponsored debt securities			$3,328	$280
Investment securities, trading:
Equity securities	69	66
Investment securities, available-for-sale:
U.S. Treasury securities	3,079	2,656
U.S. government-sponsored debt securities			4,043	2,615
Equity securities	67	4
Corporate debt securities			273	533
Auction rate securities					$—	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			188	76
Total	$15,079	$5,777	$7,832	$3,504	$—	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$—	$255
Foreign exchange derivative instruments			$114	$13
Total	$—	$—	$114	$13	$—	$255
There were no transfers between Level 1 and Level 2 assets during the six months ended March 31, 2016 and 2015.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2016.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2016.
Visa Europe put option agreement. On November 2, 2015, the Company and Visa Europe entered into the Put Option Amendment to align certain terms of the Put with the terms of the Visa Europe Transaction Agreement. Under the terms and conditions of the Transaction Agreement, the Visa Europe board of directors is required to exercise the Amended Put Option on the closing date of the transaction to effect Visa’s purchase of all of Visa Europe’s share capital. If the Transaction Agreement is terminated for any reason prior to the completion of the transaction, the Put Option Amendment will also terminate and the Put will revert to its original, unamended form. On April 21, 2016, the Company and Visa Europe agreed that the Amended Put Option will be further amended as needed to reflect the changes in transaction consideration under the Preliminary Agreement. The terms of the Amended Put Option will otherwise remain unchanged.
Exercise of the Amended Put Option by the Visa Europe board of directors is mandatory, subject to the satisfaction of the terms and conditions of the Transaction Agreement. As such, for accounting purposes, it is not treated as a written put option and is not required to be recorded at fair value. At March 31, 2016, Visa expected to complete the transaction through exercise of the Amended Put Option. Therefore, management concluded that it does not expect the Put to revert to its original, unamended form or to be unilaterally exercised by Visa Europe in the future. As a result, the value of the Put was estimated to be zero at March 31, 2016 and December 31, 2015. During the first quarter of fiscal 2016, the Company recorded a $255 million non-cash decrease in the fair value of the Put as non-operating income in the Company's consolidated statements of operations.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairments during the six months ended March 31, 2016 or 2015. These investments totaled $45 million at March 31, 2016 and September 30, 2015 and are classified in other assets on the consolidated balance sheets.
Due to the completion of an initial public offering by one of the Company's investees during fiscal 2016, the Company reclassified equity securities previously accounted for as a cost method investment, with a carrying value of $4 million, to short-term available-for-sale investment securities. The fair value of this investment at March 31, 2016 was $64 million, resulting in the recognition of a pre-tax unrealized gain of $60 million in other comprehensive income.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2016, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2016.
Other Fair Value Disclosures
Long-term debt. In December 2015, the Company issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. See Note 5—Debt. These debt instruments are measured at amortized cost on the Company's consolidated balance sheet at March 31, 2016. The fair value of these notes, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	March 31, 2016
	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$1,745	$1,760
2.20% Senior Notes due December 2020	2,986	3,075
2.80% Senior Notes due December 2022	2,237	2,346
3.15% Senior Notes due December 2025	3,962	4,176
4.15% Senior Notes due December 2035	1,485	1,612
4.30% Senior Notes due December 2045	3,461	3,829
	$15,876	$16,798
Other financial instruments not measured at fair value. The following financial instruments are not measured at     fair value on the Company's consolidated balance sheet at March 31, 2016, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at March 31, 2016 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities. The Company had $65 million in gross unrealized gains and $2 million in gross unrealized losses at March 31, 2016. The unrealized gains were primarily related to the Company's reclassified equity investment discussed above. There were $7 million gross unrealized gains and no gross unrealized losses at September 30, 2015. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Debt
The Company had outstanding debt as follows:

	March 31, 2016
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the "2017 Notes")	$1,750	$(5)	$1,745	1.37%
2.20% Senior Notes due December 2020 (the "2020 Notes")	3,000	(14)	2,986	2.30%
2.80% Senior Notes due December 2022 (the "2022 Notes")	2,250	(13)	2,237	2.89%
3.15% Senior Notes due December 2025 (the "2025 Notes")	4,000	(38)	3,962	3.26%
4.15% Senior Notes due December 2035 (the "2035 Notes")	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045 (the "2045 Notes")	3,500	(39)	3,461	4.37%
Total long-term debt	$16,000	$(124)	$15,876
Senior Notes
In December 2015, the Company issued fixed-rate senior notes (the 2017 Notes, 2020 Notes, 2022 Notes, 2025 Notes, 2035 Notes and 2045 Notes, or collectively, the "Notes") in conjunction with the anticipated acquisition of Visa Europe, in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year, commencing June 14, 2016. The Company recognized related interest expense of $125 million and $149 million for the three and six months ended March 31, 2016, respectively, as non-operating expense. The net aggregate proceeds from the issuance of the Notes, after deducting discounts and debt issuance costs, were $15.9 billion. The discounts and debt issuance costs will be amortized over the respective term of each note using the effective interest method. The indenture governing the Notes contains customary event of default provisions. The Notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company's existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company's subsidiaries. The Company was in compliance with all related covenants as of March 31, 2016.
Each series of the Notes may be redeemed as a whole or in part, at the Company’s option at any time, prior to, with respect to the 2017 Notes, their maturity date, and with respect to the 2020 Notes, the 2022 Notes, the 2025

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Note 6—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the U.S. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations, which are not presented below as they are not material.
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
The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost	$—	$11	$13	$23	$—	$—	$—	$—
Interest cost	10	10	21	20	—	—	—	—
Expected return on assets	(18)	(18)	(35)	(36)	—	—	—	—
Amortization of:
Prior service credit	—	(1)	(1)	(3)	(1)	(1)	(2)	(2)
Actuarial loss	2	—	4	—	—	—	—	—
Curtailment gain	—	—	(8)	—	—	—	—	—
Settlement loss	—	2	—	4	—	—	—	—
Total net periodic benefit cost	$(6)	$4	$(6)	$8	$(1)	$(1)	$(2)	$(2)
Note 7—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa Rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $43.8 billion for the quarter ended March 31, 2016, compared to $43.5 billion for the quarter ended September 30, 2015. Of these amounts, $2.2 billion were covered by collateral at March 31, 2016 and September 30, 2015.
The Company maintained collateral as follows:

	March 31, 2016	September 30, 2015
	(in millions)
Cash equivalents	$1,050	$1,023
Pledged securities at market value	151	154
Letters of credit	1,103	1,178
Guarantees	961	971
Total	$3,265	$3,326
The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $1 million at March 31, 2016 and September 30, 2015. These amounts are reflected in accrued liabilities on the consolidated balance sheets.
Note 8—Derivative Financial Instruments
The Company entered into currency forward contracts during the second quarter of fiscal 2016 to mitigate a portion of the foreign currency exchange rate risk associated with the upfront cash consideration to be paid in the anticipated Visa Europe acquisition. Subsequently, prior to the end of the quarter, the Company entered into additional currency forward contracts to fully offset the original positions, eliminating its risk-mitigation position. All contracts are set to mature during the third quarter of fiscal 2016. As these contracts are not designated in hedging relationships, related gains and losses are recorded directly in earnings as part of non-operating income. The Company recorded net unrealized gains of $116 million related to these contracts during the three and six months ended March 31, 2016.
Note 9—Stockholders' Equity
As-Converted Class A Common Stock. The number of shares of each class and the number of shares of class A common stock on an as-converted basis at March 31, 2016, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
Class A common stock	1,905	—		1,905
Class B common stock	245	1.6483	(2)	405
Class C common stock	19	4.0000		75
Total				2,385

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reduction in as-converted class A common stock. The following table presents share repurchases in the open market.

(in millions, except per share data)	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Shares repurchased in the open market (1)	24	50
Average repurchase price per share (2)	$72.23	$75.47
Total cost	$1,750	$3,765

(1)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
As of March 31, 2016, the October 2015 program had remaining authorized funds of $4.0 billion for share repurchase. All share repurchase programs authorized prior to October 2015 have been completed.
Dividends. In April 2016, the Company’s board of directors declared a quarterly cash dividend of $0.14 per share of class A common stock (determined in the case of class B and C common stock on an as-converted basis). The cash dividend will be paid on June 7, 2016, to all holders of record of the Company's common stock as of May 13, 2016. The Company declared and paid $336 million and $676 million in dividends during the three and six months ended March 31, 2016, respectively.
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
The following table presents earnings per share for the three months ended March 31, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,360	1,909	$0.71	$1,707	2,401	(3)	$0.71
Class B common stock	288	245	$1.17	$288	245		$1.17
Class C common stock	55	19	$2.85	$55	19		$2.84
Participating securities(4)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,707

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the six months ended March 31, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,910	1,923	$1.51	$3,648	2,416	(3)	$1.51
Class B common stock	612	245	$2.49	$611	245		$2.49
Class C common stock	118	19	$6.05	$117	19		$6.04
Participating securities(4)	8	Not presented	Not presented	$8	Not presented		Not presented
Net income	$3,648

The following table presents earnings per share for the three months ended March 31, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,240	1,963	$0.63	$1,550	2,460	(3)	$0.63
Class B common stock	255	245	$1.04	$255	245		$1.04
Class C common stock	51	20	$2.53	$51	20		$2.52
Participating securities(4)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,550
The following table presents earnings per share for the six months ended March 31, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,492	1,969	$1.27	$3,119	2,469	(3)	$1.26
Class B common stock	512	245	$2.09	$511	245		$2.08
Class C common stock	107	21	$5.06	$106	21		$5.05
Participating securities(4)	8	Not presented	Not presented	$8	Not presented		Not presented
Net income	$3,119

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three and six months ended March 31, 2016 and 2015. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 77 million and 78 million for the three and six months ended March 31, 2016, respectively, and 81 million and 84 million for the three and six months ended March 31, 2015, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 5 million common stock equivalents for the three and six months ended March 31, 2016 and 2015, because their effect would be dilutive. The computation excludes 1 million of common stock equivalents for the three and six months ended March 31, 2016 and 2015 because their effect would have been anti-dilutive.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's restricted stock awards, restricted stock units and unvested earned performance-based shares.

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the six months ended March 31, 2016:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,393,565	$15.06	$80.02
Restricted stock units ("RSUs")	2,449,389	$79.91
Performance-based shares(1)	604,219	$92.71

(1)	Represents the maximum number of performance-based shares which could be earned.
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
Note 12—Income Taxes
The effective income tax rates were 30% and 28% for the three and six months ended March 31, 2016, respectively, and 32% and 31% for the three and six months ended March 31, 2015, respectively. The effective tax rates for the three and six months ended March 31, 2016 differ from the effective tax rates in the same periods in fiscal 2015 primarily due to:

•
the reversal of prior years' accrued taxes on undistributed intercompany dividends in the quarter ended March 31, 2016, as a result of revised intercompany dividend strategies between international subsidiaries;

•	the non-taxable revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015;

•	foreign tax credit benefits related to prior fiscal years recognized during the quarter ended December 31, 2015; and

•	the absence of the reversal of previously established state tax reserves in the quarter ended December 31, 2014.
During the three and six months ended March 31, 2016, the Company's gross unrecognized tax benefits increased by $31 million and $51 million, respectively, which would favorably impact the effective tax rate if recognized. The increase in gross unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three and six months ended March 31, 2016, there were no significant changes in interest and penalties related to uncertain tax positions.
During fiscal 2013, the Canada Revenue Agency ("CRA") completed its examination of the Company's fiscal 2003 through 2009 Canadian tax returns and proposed certain assessments. Based on the findings of its examination, the CRA also proposed certain assessments to the Company's fiscal 2010 through 2014 Canadian tax returns. The Company filed notices of objection against these assessments and, in fiscal 2015, completed the appeals process without reaching a settlement with the CRA. In April 2016, the Company petitioned the Tax Court of Canada to overturn the CRA's assessments. The Company continues to believe that its income tax provision adequately reflects its obligations to the CRA.
The Company’s tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes the activity related to accrued litigation.

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,024	$1,456
Provision for legal matters	1	3
Payments on legal matters	(12)	(324)
Balance at March 31	$1,013	$1,135
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
The following table summarizes the activity related to U.S. covered litigation.

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,023	$1,449
Payments on covered litigation	(11)	(321)
Balance at March 31	$1,012	$1,128
Consumer Interchange Litigation

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 24, 2016, the MDL court denied plaintiffs' motion for reconsideration of the dismissal of plaintiffs' federal claim and dismissed plaintiffs' state law claim based on defendants' cross-motion for reconsideration. On March 4, 2016, plaintiffs filed a notice of appeal.
Interchange Opt-out Litigation
Beginning in May 2013, more than 60 opt-out cases have been filed by hundreds of merchants in various federal district courts, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments, and one of the cases seeks an injunction against the fixed acquirer network fee. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. Wal-Mart Stores Inc. and its subsidiaries filed an opt-out complaint that also adds Visa Europe Limited and Visa Europe Services Inc. as defendants.
A settlement agreement regarding all claims was reached with Wal-Mart Stores Inc. and its subsidiaries, which will terminate if, following all appeals, the MDL class settlement is reversed or vacated with respect to certification of the Rule 23 (b) (2) settlement class or the consideration provided to or release provided by that class. Including this settlement with Wal-Mart, as of the date of filing, Visa has reached settlement agreements with a number of merchants representing approximately 51% of the Visa-branded payment card sales volume of merchants who opted out.
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
U.S. ATM Access Fee Litigation
On January 27, 2016, defendants filed petitions for writ of certiorari with the U.S. Supreme Court seeking review of the decisions of the U.S. Court of Appeals for the District of Columbia Circuit. On February 18, 2016, the National ATM Council moved for a preliminary injunction to prohibit Visa and MasterCard from imposing ATM access fee non-discrimination rules.
Pulse Network
On December 17, 2015, the court denied Visa's motion to dismiss the complaint.
EMV Chip Liability Shift
On March 8, 2016, B&R Supermarket, Inc., d/b/a Milam’s Market, and Grove Liquors LLC filed a purported class action lawsuit against Visa Inc., Visa U.S.A., MasterCard, Discover, American Express, EMVCo, JCB, UnionPay, and certain financial institutions in the U.S. District Court for the Northern District of California. The complaint asserts that defendants, through EMVCo, conspired to shift liability for fraudulent, faulty or otherwise rejected consumer credit card transactions from defendants to the purported class of merchants. Plaintiffs allege that the class consists of merchants that purchased EMV-chip-compliant point-of-sale card readers, and otherwise

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complied with the defendants’ directives from October 1, 2015 to present. Plaintiffs claim that the so-called “Liability Shift” violates Section 1 and 3 of the Sherman Act and certain state laws, and seek treble damages, injunctive relief, and attorneys’ fees. On April 18, 2016, defendants filed motions to dismiss the complaint.

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

•
increased regulation of fees, transaction routing, payment card practices or other aspects of the payments industry in the U.S., including new or revised regulations issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	increased regulation in jurisdictions outside of the U.S.;

•	increased government support of national payments networks outside the U.S.; and

•	increased regulation of consumer privacy, data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings;

•	economic factors, such as:

•	economic fragility in the Eurozone, the U.S. and in other advanced and emerging markets;

•	general economic, political and social conditions in mature and emerging markets globally;

•	general stock market fluctuations which may impact consumer spending;

•	material changes in cross-border activity, foreign exchange controls and fluctuations in currency exchange rates; and

•	material changes in our financial institution clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from our payments network;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving Visa-branded cards or payment products; and

•	failure to maintain systems interoperability with Visa Europe;

•	the transaction with Visa Europe may not be consummated on the terms currently contemplated or at all;

•	Visa Europe's business may not be successfully integrated with our business or we may not achieve the anticipated benefits of the transaction;

•	the costs and risks associated with the transaction with Visa Europe;

•	matters arising in connection with Visa Europe's or our efforts to comply with and satisfy applicable regulatory approvals and closing conditions relating to the transaction;

•	the loss of organizational effectiveness or key employees;

•	the failure to integrate acquisitions successfully or to effectively develop new products and businesses;

•	natural disasters, terrorist attacks, military or political conflicts, and public health emergencies; and

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

Overview
Visa is a global payments technology company that connects consumers, businesses, financial institutions and governments around the world to fast, secure and reliable electronic payments. We provide our financial institution clients with a global payments infrastructure and support services for the delivery of Visa-branded payment products, including credit, debit, and prepaid. We facilitate global commerce through the transfer of value and information among financial institutions, merchants, consumers, businesses and government entities. Each of these constituencies has played a key role in the ongoing worldwide migration from paper-based to electronic forms of payment, and we believe that this transformation continues to yield significant growth opportunities, particularly outside the U.S. We continue to explore additional opportunities to enhance our competitive position by expanding the scope of payment solutions we provide.
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the first half of fiscal 2016 reflects the impacts of continued uneven and tepid economic growth.
Visa Europe acquisition. On November 2, 2015, we entered into a Transaction Agreement with Visa Europe, pursuant to which we agreed to acquire 100% of the share capital of Visa Europe for a total purchase price of up to €21.2 billion. As originally agreed, the purchase price consisted of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock convertible upon certain conditions into class A common stock or class A equivalent preferred stock, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period. In connection with the execution of the Transaction Agreement, the Company and Visa Europe entered into the Put Option Amendment to align certain terms of the Put with the terms of the Visa Europe Transaction Agreement. Under the terms and conditions of the Transaction Agreement, the Visa Europe board of directors is required to exercise the Amended Put Option on the closing date of the transaction to effect Visa's purchase of all of Visa Europe's share capital. The preferred stock conversion rates may be reduced from time to time to offset certain liabilities, if any, which may be incurred by us, Visa Europe or its affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. As part of the acquisition, we also entered into the U.K. loss sharing agreement with Visa Europe and certain of Visa Europe’s members located in the United Kingdom to compensate us for certain losses which may be incurred by us or Visa Europe as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom.
On April 21, 2016, the Company and Visa Europe reached preliminary agreement to amend the Transaction Agreement to eliminate the Earn-out portion of the transaction consideration. Instead of an earn-out, the cash consideration payable in the transaction would be increased by €1.75 billion: €750 million payable upon closing, and €1.0 billion, plus 4% compound annual interest, payable on the third anniversary of closing. The terms of the transaction otherwise remain unchanged. The transaction remains subject to the negotiation of definitive documentation of this amendment and to regulatory approval. While the parties continue to work toward closing as soon as possible, closing could extend beyond the end of the Company’s fiscal third quarter. See Note 2—Visa Europe, Note 3—U.S. Retrospective Responsibility Plan and Potential Visa Europe Liabilities and Note 13—Legal Matters to our unaudited consolidated financial statements.
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
Financial highlights. During the three months ended March 31, 2016, we recorded net income of $1.7 billion or diluted class A earnings per share of $0.71, an increase of 10% and 13%, respectively, over the prior year comparable period. During the six months ended March 31, 2016, we recorded net income of $3.6 billion or diluted class A earnings per share of $1.51, an increase of 17% and 20%, respectively, over the prior year comparable period. Our non-GAAP adjusted net income and diluted earnings per share for the three and six months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2016	2015	% Change(1)	2016	2015	% Change(1)
	(in millions, except percentages and per share data)
Net income, as adjusted(2)	$1,626	$1,550	5%	$3,312	$3,119	6%
Diluted earnings per share, as adjusted(2)	$0.68	$0.63	7%	$1.37	$1.26	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	There were no comparable adjustments recorded during the three or six months ended March 31, 2015.
Our financial results during the first half of fiscal 2016 reflect the impact of significant non-operating items that we do not believe are indicative of our operating performance, as they are either non-recurring or have no cash impact. As such, we believe the presentation of adjusted financial results excluding the following two items provides a clearer understanding of our operating performance for the periods presented.

•
Net unrealized gains on currency forward contracts. During the second quarter of fiscal 2016, we entered into currency forward contracts to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration to be paid in the anticipated Visa Europe acquisition. As a result, we recorded non-recurring, net unrealized gains of $116 million, before tax, in non-operating income. Net of related tax expense, determined by applying applicable federal and state tax rates, the impact to net income was $81 million. See Note 8—Derivative Financial Instruments to our unaudited consolidated financial statements.

•
Revaluation of Visa Europe put option. During the first quarter of fiscal 2016, we recorded a decrease of $255 million in the fair value of the Put, resulting in the recognition of non-cash, non-operating income in our financial results. This amount is not subject to income tax and therefore has no impact on our reported income tax provision. See Note 2—Visa Europe and Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

Adjusted net income, effective income tax rate and diluted earnings per share are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following table reconciles our as-reported net income, effective income tax rate and diluted earnings per share, which are calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the three and six months ended March 31, 2016:

	Three Months Ended March 31, 2016			Six Months Ended March 31, 2016
(in millions, except percentages and per share data)	Net Income	Effective Income Tax Rate (1)	Diluted Earnings Per Share (1)	Net Income	Effective Income Tax Rate (1)	Diluted Earnings Per Share (1)
As reported	$1,707	30%	$0.71	$3,648	28%	$1.51
Net unrealized gains on currency forward contracts	(81)	—%	(0.03)	(81)	—%	(0.03)
Revaluation of Visa Europe put option	—	—%	—	(255)	2%	(0.11)
As adjusted	$1,626	30%	$0.68	$3,312	30%	$1.37
Diluted weighted-average shares outstanding, as reported			2,401			2,416

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate and diluted earnings per share figures are calculated based on unrounded numbers.
We recorded total operating revenues of $3.6 billion and $7.2 billion, an increase of 6% over the prior year comparable periods, for the three and six months ended March 31, 2016, respectively. Increases in total operating revenues were driven by continued growth in processed transactions and nominal payments volume. The effect of exchange rate movements in the three and six months ended March 31, 2016, as partially mitigated by our hedging program, resulted in a negative three percentage point impact to our total operating revenue growth.
Total operating expenses for the three and six months ended March 31, 2016 were $1.2 billion and $2.4 billion, a 6% and 4% increase over prior year comparable periods, primarily due to increases in personnel, general and administrative, and network and processing expenses.
Reduction in as-converted class A common stock. During the three months ended March 31, 2016, we repurchased 24 million shares of our class A common stock in the open market using $1.8 billion of cash on hand. As of March 31, 2016, we had remaining authorized funds of $4.0 billion for share repurchase. All share repurchase programs authorized prior to October 2015 have been completed. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted double-digit growth in the U.S., driven mainly by consumer debit and credit. Nominal international payments volume growth was negatively impacted by movements in U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and six months ended December 31, 2015 (1) was 14%. Growth in processed transactions reflect the ongoing worldwide shift to electronic payments.
The following tables present nominal payments volume.(2)

	United States			International			Visa Inc.
	3 Months Ended December 31,(1)			3 Months Ended December 31,(1)			3 Months Ended December 31,(1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$276	$253	9%	$438	$433	1%	$713	$686	4%
Consumer debit(3)	327	296	10%	116	121	(4)%	443	417	6%
Commercial(4)	111	102	9%	37	39	(5)%	149	142	5%
Total nominal payments volume	$714	$651	10%	$591	$593	—%	$1,305	$1,244	5%
Cash volume	128	121	6%	456	533	(14)%	584	654	(11)%
Total nominal volume(5)	$842	$772	9%	$1,048	$1,126	(7)%	$1,890	$1,898	—%

	United States			International			Visa Inc.
	6 Months Ended December 31,(1)			6 Months Ended December 31,(1)			6 Months Ended December 31,(1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$539	$491	10%	$862	$856	1%	$1,400	$1,348	4%
Consumer debit(3)	646	587	10%	227	243	(7)%	873	830	5%
Commercial(4)	222	205	9%	74	79	(6)%	296	283	5%
Total nominal payments volume	$1,407	$1,283	10%	$1,163	$1,178	(1)%	$2,570	$2,461	4%
Cash volume	257	245	5%	912	1,075	(15)%	1,169	1,320	(11)%
Total nominal volume(5)	$1,664	$1,528	9%	$2,075	$2,254	(8)%	$3,739	$3,781	(1)%

The following table presents nominal and constant payments volume growth.(2)

	International		Visa Inc.		International		Visa Inc.
	3 Months Ended December 31, 2015 vs. 2014(1)		3 Months Ended December 31, 2015 vs. 2014(1)		6 Months Ended December 31, 2015 vs. 2014(1)		6 Months Ended December 31, 2015 vs. 2014(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	1%	14%	4%	12%	1%	15%	4%	13%
Consumer debit(3)	(4)%	15%	6%	12%	(7)%	13%	5%	11%
Commercial(4)	(5)%	12%	5%	9%	(6)%	12%	5%	10%
Total payments volume growth	—%	14%	5%	12%	(1)%	14%	4%	12%
Cash volume growth	(14)%	3%	(11)%	4%	(15)%	4%	(11)%	4%
Total volume growth	(7)%	9%	—%	9%	(8)%	10%	(1)%	9%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2016 and 2015, were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except percentages)
Visa processed transactions	18,475	16,980	9%	37,461	34,579	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the U.S., internationally and from Visa Europe. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the framework agreement that provides for trademark and technology licenses and bilateral services.

	Three Months Ended March 31,		2016 vs. 2015		Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change(1)	2016	2015	$ Change	% Change(1)
	(in millions, except percentages)
United States	$1,924	$1,782	$142	8%	$3,865	$3,566	$299	8%
International	1,640	1,572	68	4%	3,199	3,115	84	3%
Visa Europe	62	55	7	12%	127	110	17	16%
Total operating revenues	$3,626	$3,409	$217	6%	$7,191	$6,791	$400	6%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues primarily reflects continued growth in processed transactions and nominal payments volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and six months ended March 31, 2016, as partially mitigated by our hedging program, resulted in a negative three percentage point impact to our total operating revenue growth.
The following table sets forth the components of our total operating revenues.

	Three Months Ended March 31,		2016 vs. 2015		Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change(1)	2016	2015	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,699	$1,577	$122	8%	$3,344	$3,115	$229	7%
Data processing revenues	1,473	1,340	133	10%	2,952	2,723	229	8%
International transaction revenues	1,045	964	81	8%	2,076	1,934	142	7%
Other revenues	198	204	(6)	(3)%	396	408	(12)	(3)%
Client incentives	(789)	(676)	(113)	17%	(1,577)	(1,389)	(188)	14%
Total operating revenues	$3,626	$3,409	$217	6%	$7,191	$6,791	$400	6%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues increased primarily due to 5% and 4% growth in nominal payments volume during the three and six month comparable periods, respectively. Service revenues also benefited from select pricing modifications which became effective in the third quarter of fiscal 2015.

•	Data processing revenues increased mainly due to overall growth in processed transactions of 9% and 8% during the three and six month comparable periods, respectively.

•	International transaction revenues increased primarily due to select pricing modifications that became effective in the third quarter of fiscal 2015.

•
Client incentives increased during the three and six month comparable periods mainly due to overall growth in payments volume, and incentives recognized on long-term customer contracts that were initiated or renewed after the second quarter of fiscal 2015. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended March 31,		2016 vs. 2015		Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change(1)	2016	2015	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$528	$483	$45	9%	$1,027	$992	$35	4%
Marketing	186	190	(4)	(2)%	380	395	(15)	(4)%
Network and processing	126	109	17	16%	254	223	31	14%
Professional fees	66	77	(11)	(15)%	138	147	(9)	(7)%
Depreciation and amortization	121	125	(4)	(3)%	241	245	(4)	(2)%
General and administrative	164	141	23	16%	320	267	53	20%
Litigation provision	1	3	(2)	(82)%	1	3	(2)	NM
Total operating expenses	$1,192	$1,128	$64	6%	$2,361	$2,272	$89	4%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Personnel expenses increased during the three and six months ended March 31, 2016 primarily due to an increase in headcount reflecting our strategy to invest for future growth, combined with higher incentive compensation. These increases were partially offset by a decrease in contractor costs and an increase in personnel costs that were invested in and capitalized as part of technology development projects.

•
Network and processing expenses increased during the three and six months ended March 31, 2016 primarily due to fees associated with the processing of Russian domestic transactions that were transitioned to the Russian National Payment Card system during the third quarter of fiscal 2015.

•
Professional fees decreased during the three months ended March 31, 2016 primarily due to the absence of certain project costs incurred in fiscal 2015 as part of our effort to align resources with our strategic priorities.

•
General and administrative expenses increased during the three and six months ended March 31, 2016 mainly due to net foreign exchange losses incurred as a result of changes in the U.S. dollar exchange rate against other currencies in which we transact, combined with an increase in expenses to provide product enhancements to our cardholders in support of our business growth.

Non-operating Income
The following table sets forth components of our non-operating income.

	Three Months Ended March 31,		2016 vs. 2015		Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(132)	$(7)	$(125)	NM	$(161)	$(10)	$(151)	NM
Other	139	8	131	NM	411	35	376	NM
Total non-operating income	$7	$1	$6	NM	$250	$25	$225	NM

•
Interest expense increased during the three and six month comparable periods primarily due to the issuance of $16.0 billion fixed-rate senior notes in December 2015. See Note 5—Debt to our consolidated financial statements.

•
Other non-operating income increased during the three and six months ended March 31, 2016 primarily due to $116 million of net unrealized gains recognized on currency forward contracts entered into during the second quarter of fiscal 2016 to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration to be paid in the anticipated Visa Europe acquisition. Subsequently, prior to the end of the quarter, the Company entered into additional currency forward contracts to fully offset the original positions, eliminating its risk-mitigation position. As these contracts are not designated in hedging relationships, related gains and losses are recorded directly in earnings as part of non-operating income. See Note 8—Derivative Financial Instruments to our unaudited consolidated financial statements. Other non-operating income for the six month comparable period was also higher due to a non-cash adjustment to the fair value of the Put of $255 million during the first quarter of fiscal 2016, which is not subject to tax. The change in value primarily reflects our expectation at March 31, 2016 and December 31, 2015 that we will complete the transaction through exercise of the Amended Put Option and the Put will not revert to its original, unamended form or be unilaterally exercised by Visa Europe in the future. See Note 2—Visa Europe and Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.
Effective Income Tax Rate
The effective income tax rates were 30% and 28% for the three and six months ended March 31, 2016, respectively, and 32% and 31% for the three and six months ended March 31, 2015, respectively. The effective tax rates for the three and six months ended March 31, 2016 differ from the effective tax rates in the same periods in fiscal 2015 primarily due to:

•
the reversal of prior years' accrued taxes on undistributed intercompany dividends in the quarter ended March 31, 2016, as a result of revised intercompany dividend strategies between international subsidiaries;

•	the non-taxable revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015;

•	foreign tax credit benefits related to prior fiscal years recognized during the quarter ended December 31, 2015; and

•	the absence of the reversal of previously established state tax reserves in the quarter ended December 31, 2014.
Excluding the non-recurring, non-operating $116 million net unrealized gains recorded in the second quarter of fiscal 2016 on currency forward contracts associated with the anticipated Visa Europe acquisition, and the non-cash, non-taxable $255 million gain recognized in the first quarter of fiscal 2016 upon the revaluation of the Visa Europe put option, the adjusted non-GAAP effective income tax rate was 30% for the three and six months ended March 31, 2016. We believe the adjusted effective income tax rate provides a clearer understanding of our operating performance for the current periods. See Overview — Financial highlights within this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to our reported GAAP effective tax rates.
During the three and six months ended March 31, 2016, our gross unrecognized tax benefits increased by $31 million and $51 million, respectively, which would favorably impact our effective tax rate if recognized. The increase in gross unrecognized tax benefits is primarily related to various tax positions across several jurisdictions.
Our tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$2,819	$2,739
Investing activities	(1,846)	(557)
Financing activities	11,452	(2,115)
Effect of exchange rate changes on cash and cash equivalents	—	1
Increase in cash and cash equivalents	$12,425	$68
Operating activities. Cash provided by operating activities for the six months ended March 31, 2016 was higher than prior year comparable period, reflecting continued growth in our underlying business.
Investing activities. Cash used in investing activities was higher compared to the prior year comparable period as we invested a portion of the proceeds received from our debt issuance in available-for-sale securities. See Note 4—Fair Value Measurements and Investments and Note 5—Debt to our unaudited consolidated financial statements.
Financing activities. Financing activities for the six months ended March 31, 2016 reflect net aggregate proceeds of $15.9 billion received from our debt issuance completed in December 2015, $3.8 billion used to repurchase class A common stock in the open market, and $676 million of dividend payments. See Note 5—Debt and Note 9—Stockholders' Equity to our unaudited consolidated financial statements. Activity in the prior year primarily reflected $1.9 billion of cash used to repurchase class A common stock in the open market, dividend payments of $591 million, and $321 million of payments from our litigation escrow account in connection with the interchange multidistrict litigation.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $7.7 billion at March 31, 2016. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the U.S. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
Long-term debt and change in capital structure. In conjunction with the anticipated Visa Europe acquisition, we have evolved our long-term capital structure. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Our first principal payment of $1.8 billion is due on December 14, 2017. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year, commencing June 14, 2016. The Notes may be redeemed as a whole or in part, at our option at any time prior to maturity, at a specified redemption price. In the event that the Visa Europe acquisition is not completed on or prior to February 2, 2017 (which date may be extended), we will be required to redeem all Notes except for the 2035 Notes and the 2045 Notes, at a specified redemption price. The net aggregate proceeds of $15.9 billion, after deducting underwriting discounts and debt issuance costs of $127 million will be used to fund a portion of the purchase price for the anticipated acquisition of Visa Europe, and the remainder will be used for general corporate purposes including share repurchases. We are not subject to any financial covenants and did not experience any changes to our investment credit ratings as a result of this debt issuance. See Note 5—Debt to our unaudited consolidated financial statements.

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
Visa Europe acquisition. On November 2, 2015, we entered into a transaction agreement to acquire Visa Europe for a total purchase price of up to €21.2 billion. As originally agreed, the purchase price consisted of: (a) at the closing of the transaction, up-front cash consideration of €11.5 billion and preferred stock convertible upon certain conditions into class A common stock or class A equivalent preferred stock, valued at approximately €5.0 billion, and (b) following the end of sixteen fiscal quarters post-closing, contingent cash consideration of up to €4.0 billion (plus up to an additional €0.7 billion in interest), determined based on the achievement of specified net revenue levels during such post-closing period.
We also entered into the Put Option Amendment with Visa Europe to align certain terms of the Put with the terms of the Visa Europe Transaction Agreement. Under the terms and conditions of the Transaction Agreement, the Visa Europe board of directors is required to exercise the Amended Put Option on the closing date of the transaction to effect our purchase of all Visa Europe's share capital. If the Transaction Agreement is terminated for any reason prior to the completion of the transaction, the Put Option Amendment will also terminate and the Put will revert to its original, unamended form.
On April 21, 2016, we reached preliminary agreement with Visa Europe to amend the Transaction Agreement to eliminate the Earn-out portion of the transaction consideration. Instead of an earn-out, the cash consideration payable in the transaction would be increased by €1.75 billion: €750 million payable upon closing, and €1.0 billion, plus 4% compound annual interest, payable on the third anniversary of closing. The terms of the transaction otherwise remain unchanged. The transaction remains subject to the negotiation of definitive documentation of this amendment and to regulatory approval. While the parties continue to work toward closing as soon as possible, closing could extend beyond the end of our fiscal third quarter. We also agreed with Visa Europe that the Amended Put Option will be further amended as needed to reflect the changes in transaction consideration under the Preliminary Agreement. The terms of the Amended Put Option will otherwise remain unchanged. See Note 2—Visa Europe to our unaudited consolidated financial statements.
Reduction in as-converted class A common stock. In October 2015, our board of directors authorized a new $5.0 billion share repurchase program, in addition to the existing October 2014 program. During the six months ended March 31, 2016, we repurchased 50 million shares of our class A common stock using $3.8 billion of cash on hand. As of March 31, 2016, we had remaining authorized funds of $4.0 billion for share repurchase. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2016, we declared and paid $676 million in dividends. In April 2016, our board of directors declared a cash dividend in the amount of $0.14 per share of class A common stock (determined in the case of class B and C common stock on an as-converted basis), which will be paid on June 7, 2016, to all holders of record as of May 13, 2016. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. Class B and class C common stock will share ratably on an as-converted basis in such future dividends.
Fair Value Measurements—Financial Instruments
As of March 31, 2016, our financial instruments measured at fair value on a recurring basis included $22.9 billion of assets and $114 million of liabilities. See Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
On November 2, 2015, we entered into the Transaction Agreement with Visa Europe. On April 21, 2016, we reached preliminary agreement with Visa Europe to amend the Transaction Agreement to eliminate the Earn-out portion of the transaction consideration. Under the terms of the Preliminary Agreement, cash consideration would total €13.25 billion: €12.25 billion payable upon closing, and €1.0 billion, plus 4% compound annual interest, payable on the third anniversary of closing. The terms of the transaction otherwise remain unchanged. See Note 2—Visa Europe to our unaudited consolidated financial statements. As the total purchase price includes cash consideration to be paid in euros, we are exposed to foreign currency exchange rate risk with respect to fluctuations of the U.S. dollar against the euro. A hypothetical 10% decline in the value of the U.S. dollar against the euro, compared to the exchange rate at March 31, 2016, would increase the anticipated cash consideration by $1.5 billion, including interest. See Note 8—Derivative Financial Instruments to our unaudited consolidated financial statements.
Other than the foreign currency exchange rate risk described above, there have been no significant changes to our market risks during the six months ended March 31, 2016 compared to September 30, 2015.

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
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
January 1-31, 2016	8,965,454	$73.46	8,963,960	$5,098,695,765
February 1-29, 2016	13,145,621	$71.11	13,089,725	$4,167,694,153
March 1-31, 2016	2,162,399	$73.97	2,162,399	$4,007,694,462
Total	24,273,474	$72.23	24,216,084

(1)
Includes 57,390 shares of class A common stock withheld at an average price of $71.74 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of our consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In October 2015, our board of directors authorized a new $5.0 billion share repurchase program. This authorization has no expiration date. All share repurchase programs authorized prior to October 2015 have been completed.

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

VISA INC.

Date:	April 25, 2016	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2016	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1+
Five Year Revolving Credit Agreement, dated January 27, 2016, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #

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