Form 10-Q
period 2016-06-30
VISA INC.
filed 2016-07-25
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 15, 2016 there were 1,886,433,824 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 17,424,121 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	September 30, 2015
	(in millions, except par value data)
Assets
Cash and cash equivalents	$5,887	$3,518
Restricted cash—litigation escrow (Note 3)	1,027	1,072
Investment securities (Note 4):
Trading	69	66
Available-for-sale	2,796	2,431
Settlement receivable	1,499	408
Accounts receivable	1,066	847
Customer collateral (Note 7)	1,032	1,023
Current portion of client incentives	291	303
Prepaid expenses and other current assets	707	353
Total current assets	14,374	10,021
Investment securities, available-for-sale (Note 4)	3,762	3,384
Client incentives	537	110
Property, equipment and technology, net	2,136	1,888
Other assets	936	778
Intangible assets, net	27,078	11,361
Goodwill	15,044	11,825
Total assets	$63,867	$39,367
Liabilities
Accounts payable	$115	$127
Settlement payable	1,999	780
Customer collateral (Note 7)	1,032	1,023
Accrued compensation and benefits	511	503
Client incentives	1,953	1,049
Accrued liabilities	1,195	849
Accrued litigation (Note 13)	978	1,024
Total current liabilities	7,783	5,355
Long-term debt (Note 5)	15,879	—
Deferred tax liabilities	4,977	3,273
Deferred purchase consideration (Note 2)	1,209	—
Other liabilities	1,192	897
Total liabilities	31,040	9,525

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	June 30, 2016	September 30, 2015
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 2 and Note 9)	$—	$—
Series B convertible participating preferred stock, 2 shares issued and outstanding at June 30, 2016 (Note 2 and Note 9)	2,516	—
Series C convertible participating preferred stock, 3 shares issued and outstanding at June 30, 2016 (Note 2 and Note 9)	3,201	—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,891 and 1,950 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2016 and September 30, 2015 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 17 and 20 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively (Note 9)	—	—
Treasury stock (Note 2 and Note 9)	(170)	—
Right to recover for covered losses (Note 3)	(25)	—
Additional paid-in capital	17,514	18,073
Accumulated income	10,334	11,843
Accumulated other comprehensive loss, net:
Investment securities, available-for-sale	30	5
Defined benefit pension and other postretirement plans	(126)	(161)
Derivative instruments classified as cash flow hedges	(42)	83
Foreign currency translation adjustments	(405)	(1)
Total accumulated other comprehensive loss, net	(543)	(74)
Total equity	32,827	29,842
Total liabilities and equity	$63,867	$39,367

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016 (1)	2015	2016 (1)	2015
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,635	$1,550	$4,979	$4,665
Data processing revenues	1,541	1,400	4,493	4,123
International transaction revenues	1,084	1,039	3,160	2,973
Other revenues	209	199	605	607
Client incentives	(839)	(670)	(2,416)	(2,059)
Total operating revenues	3,630	3,518	10,821	10,309
Operating Expenses
Personnel	509	566	1,536	1,558
Marketing	189	224	569	619
Network and processing	123	117	377	340
Professional fees	138	82	276	229
Depreciation and amortization	120	130	361	375
General and administrative	246	137	566	404
Litigation provision (Note 13)	—	—	1	3
Visa Europe Framework Agreement loss (Note 2)	1,877	—	1,877	—
Total operating expenses	3,202	1,256	5,563	3,528
Operating income	428	2,262	5,258	6,781
Non-operating (Expense) Income
Interest expense	(131)	8	(292)	(2)
Other (Note 4 and Note 8)	125	(102)	536	(67)
Total non-operating (expense) income	(6)	(94)	244	(69)
Income before income taxes	422	2,168	5,502	6,712
Income tax provision (Note 12)	10	471	1,442	1,896
Net income	$412	$1,697	$4,060	$4,816

(1)
The Company did not include Visa Europe's financial results in the Company's unaudited consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. See Note 2—Visa Europe to these unaudited consolidated financial statements.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016 (1)	2015	2016 (1)	2015
	(in millions, except per share data)
Basic earnings per share (Note 10)
Class A common stock	$0.17	$0.69	$1.69	$1.96
Class B common stock	$0.29	$1.14	$2.79	$3.23
Class C common stock	$0.69	$2.78	$6.76	$7.84
Basic weighted-average shares outstanding (Note 10)
Class A common stock	1,899	1,955	1,915	1,964
Class B common stock	245	245	245	245
Class C common stock	18	20	19	21
Diluted earnings per share (Note 10)
Class A common stock	$0.17	$0.69	$1.69	$1.96
Class B common stock	$0.28	$1.14	$2.78	$3.22
Class C common stock	$0.69	$2.77	$6.75	$7.82
Diluted weighted-average shares outstanding (Note 10)
Class A common stock	2,386	2,448	2,406	2,462
Class B common stock	245	245	245	245
Class C common stock	18	20	19	21

(1)
The Company did not include Visa Europe's financial results in the Company's unaudited consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. The dilutive impact of the outstanding shares of series B and C convertible participating preferred stock from June 21, 2016 through June 30, 2016 was also not included in the calculation of basic or diluted earnings per share as the effect is immaterial. See Note 2—Visa Europe and Note 10—Earnings Per Share to these unaudited consolidated financial statements.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$412	$1,697	$4,060	$4,816
Other comprehensive income, net of tax:
Investment securities, available-for-sale:
Net unrealized (loss) gain	(18)	(2)	42	(21)
Income tax effect	8	1	(15)	8
Reclassification adjustment for net gain realized in net income	—	—	(3)	(21)
Income tax effect	—	—	1	8
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain and prior service credit	—	—	61	—
Income tax effect	—	—	(23)	—
Amortization of actuarial gain and prior service credit realized in net income	—	(3)	(5)	(3)
Income tax effect	—	1	2	1
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(22)	(10)	(60)	118
Income tax effect	3	4	9	(33)
Reclassification adjustment for net gain realized in net income	(22)	(35)	(107)	(61)
Income tax effect	8	9	33	16
Foreign currency translation adjustments	(404)	—	(404)	1
Other comprehensive (loss) income, net of tax	(447)	(35)	(469)	13
Comprehensive (loss) income	$(35)	$1,662	$3,591	$4,829

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Preferred Stock(1)		Common Stock				Preferred Stock	Treasury Stock	Right to Recover for Covered Losses	Additional Paid-in Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2015	—	—	1,950		245	20	$—	$—	$—	$18,073	$11,843	$(74)	$29,842
Net income											4,060		4,060
Other comprehensive loss, net of tax												(469)	(469)
Comprehensive income													3,591
Issuance of preferred stock (Note 2 and Note 9)	2	3					5,717						5,717
VE territory covered losses incurred (Note 3)									(25)				(25)
Class C common stock held by Visa Europe, a wholly-owned subsidiary of Visa Inc. (Note 2 and Note 9)						(1)		(170)					(170)
Conversion of class C common stock upon sale into public market			8			(2)							—
Issuance and vesting of restricted stock and performance-based shares			2										—
Share-based compensation, net of forfeitures (Note 11)			—	(2)						152			152
Restricted stock and performance-based shares settled in cash for taxes			(1)							(89)			(89)
Excess tax benefit for share-based compensation										51			51
Cash proceeds from issuance of common stock under employee equity plans			2							69			69
Cash dividends declared and paid, at a quarterly amount of $0.14 per as-converted share (Note 9)											(1,011)		(1,011)
Repurchase of class A common stock (Note 9)			(70)							(742)	(4,558)		(5,300)
Balance as of June 30, 2016	2	3	1,891		245	17	$5,717	$(170)	$(25)	$17,514	$10,334	$(543)	$32,827

(1)	Series B and C preferred stock are alternatively referred to as U.K.&I and Europe preferred stock, respectively.

(2)	Decrease in class A common stock related to forfeitures of restricted stock awards is less than 1 million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
	(in millions, except noted otherwise)
Operating Activities
Net income	$4,060	$4,816
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	2,416	2,059
Fair value adjustment for the Visa Europe put option	(255)	110
Share-based compensation	152	139
Excess tax benefit for share-based compensation	(51)	(78)
Depreciation and amortization of property, equipment, technology and intangible assets	361	375
Deferred income taxes	(603)	196
Litigation provision	1	3
Other	43	15
Change in operating assets and liabilities:
Settlement receivable	332	82
Accounts receivable	(92)	(64)
Client incentives	(2,638)	(2,093)
Other assets	(552)	(342)
Accounts payable	(35)	(52)
Settlement payable	(368)	(95)
Accrued and other liabilities	398	141
Accrued litigation (Note 13)	(47)	(362)
Net cash provided by operating activities	3,122	4,850
Investing Activities
Purchases of property, equipment, technology and intangible assets	(382)	(276)
Proceeds from sales of property, equipment and technology	—	10
Investment securities, available-for-sale:
Purchases	(26,883)	(2,315)
Proceeds from maturities and sales	26,193	1,410
Acquisitions, net of $2.8 billion cash received from Visa Europe (Note 2)	(9,082)	(93)
Purchases of / contributions to other investments	(9)	(22)
Proceeds / distributions from other investments	4	10
Net cash used in investing activities	(10,159)	(1,276)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
	(in millions, except noted otherwise)
Financing Activities
Repurchase of class A common stock (Note 9)	$(5,300)	$(2,910)
Treasury stock—class C common stock (Note 2)	(170)	—
Dividends paid (Note 9)	(1,011)	(885)
Proceeds from issuance of senior notes (Note 5)	15,971	—
Debt issuance costs (Note 5)	(98)	—
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 13)	45	355
Cash proceeds from issuance of common stock under employee equity plans	69	68
Restricted stock and performance-based shares settled in cash for taxes	(89)	(105)
Excess tax benefit for share-based compensation	51	78
Net cash provided by (used in) financing activities	9,468	(3,399)
Effect of exchange rate changes on cash and cash equivalents	(62)	1
Increase in cash and cash equivalents	2,369	176
Cash and cash equivalents at beginning of year	3,518	1,971
Cash and cash equivalents at end of period	$5,887	$2,147
Supplemental Disclosure
Series B and C convertible participating preferred stock issued in Visa Europe acquisition (Note 2)	$5,717	$—
Deferred purchase consideration recorded for Visa Europe acquisition (Note 2)	$1,236	$—
Income taxes paid, net of refunds	$2,043	$1,892
Interest payments on debt	$244	$—
Accruals related to purchases of property, equipment, technology and intangible assets	$29	$67

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that connects consumers, businesses, financial institutions and governments in more than 200 countries and territories to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Europe Limited ("Visa Europe"), Visa Canada Corporation, Inovant LLC and CyberSource Corporation (“CyberSource”), operate one of the world’s most advanced processing networks — VisaNet — which facilitates authorization, clearing and settlement of payment transactions worldwide. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa-branded cards and payment products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa's financial institution clients. Visa provides a wide variety of payment solutions that support payment products that issuers can offer to their account holders: pay now with debit, pay ahead with prepaid or pay later with credit products. Visa also offers a growing suite of innovative digital, eCommerce and mobile products and services. These services facilitate transactions on Visa's network among account holders, merchants, financial institutions and governments in mature and emerging markets globally.
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
On June 21, 2016, the Company acquired 100% of the share capital of Visa Europe. The Company's unaudited consolidated balance sheets reflect preliminary balances of Visa Europe as of June 30, 2016, pending final valuation. The Company's unaudited consolidated statements of operations do not reflect the financial results of Visa Europe for the 10 days from the acquisition date through June 30, 2016 as the impact is immaterial. The functional currency of Visa Europe is the euro. Translation from the euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income or loss on the unaudited consolidated balance sheets. These translation adjustments are partially offset by changes in the euro-denominated deferred cash consideration liability of $1.2 billion, attributable to the change in exchange rates at the end of each reporting period, which has been designated as a hedge against the Company's euro-denominated net investment in Visa Europe. See Note 2—Visa Europe and Note 8—Derivative and Non-derivative Financial Instruments. Changes in the euro exchange rate against the U.S. dollar from the acquisition date of June 21, 2016 to the balance sheet date of June 30, 2016 resulted in net foreign currency translation adjustments of $404 million.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued and Adopted Accounting Pronouncements.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The standard impacts presentation only. The Company elected to early adopt the standard effective October 1, 2015 and the carrying amount of the Company's debt liability is presented net of issuance costs on the unaudited consolidated financial statements. Also see Note 5—Debt.
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
In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be presented as non-current. The standard impacts presentation only. The Company elected to early adopt the standard on a retrospective basis effective October 1, 2015 and all deferred tax assets and liabilities are classified as non-current. Previously, current deferred tax assets had been presented separately and current deferred tax liabilities had been included in accrued liabilities on the consolidated balance sheets. All prior period amounts within the consolidated financial statements have been reclassified to conform to current period presentation. The reclassification did not affect the Company's total equity, operating revenues, net income, comprehensive income or cash flows as of and for the periods presented.
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
In February 2016, the FASB issued ASU 2016-02, which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. The Company will adopt the standard effective October 1, 2019 and does not anticipate that this new accounting guidance will have a material impact on its consolidated statement of operations. The Company estimates the value of leased assets and liabilities that may be recognized could be in the hundreds of millions of dollars. The actual impact will depend on the Company's lease portfolio at the time of adoption.
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
In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition standard, ASU 2014-09, Revenue from Contracts

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with Customers. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC staff observer comments upon adoption of ASU 2014-09, including the SEC comments related to consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU 2016-12, which provides narrow scope improvements and technical expedients on assessing collectibility, presentation of sales taxes, evaluating contract modifications and completed contracts at transition and the disclosure requirement for the effect of the accounting change for the period of adoption. The Company will adopt the standard effective October 1, 2018. The Company is still evaluating the full effect that ASU 2014-09 and all of its related subsequent updates will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company is evaluating the full effect that ASU 2016-09 will have on its consolidated financial statements and will early adopt the standard effective October 1, 2016.
In May 2016, the FASB issued ASU 2016-13, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The amendment requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The amendment in this update also requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statement of income. The Company is evaluating the full effect that ASU 2016-13 will have on its consolidated financial statements and will adopt the standard effective October 1, 2020.
Note 2—Visa Europe
On June 21, 2016, the Company acquired 100% of the share capital of Visa Europe, a payments technology business. The acquisition positions Visa to create additional value through increased scale, efficiencies realized by the integration of both businesses, and benefits related to Visa Europe's transition from an association to a for-profit enterprise. At the closing of the transaction (the "Closing"), the Company:

•	paid up-front cash consideration of €12.2 billion ($13.9 billion);

•
issued preferred stock of the Company convertible upon certain conditions into approximately 79 million shares of class A common stock of the Company, as described below, equivalent to a value of €5.3 billion ($6.1 billion) at the closing stock price of $77.33 on June 21, 2016; and

•	agreed to pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the Closing.
Preferred stock. In connection with the transaction, three new series of preferred stock of the Company were created:

•
series A convertible participating preferred stock, par value $0.0001 per share, which is generally designed to be economically equivalent to the Company’s class A common stock (the “class A equivalent preferred stock”);

•	series B convertible participating preferred stock, par value $0.0001 per share (the “U.K.&I preferred stock”); and

•	series C convertible participating preferred stock, par value $0.0001 per share (the “Europe preferred stock”).
The Company issued 2,480,466 shares of U.K.&I preferred stock to Visa Europe’s member financial institutions in the United Kingdom and Ireland entitled to receive preferred stock at the Closing, and 3,156,823 shares of Europe preferred stock to Visa Europe’s other member financial institutions entitled to receive preferred stock at the Closing. Under certain conditions described below, the U.K.&I and Europe preferred stock is convertible into shares

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of U.K.&I preferred stock and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities, if any, which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory, where, generally, the relevant claims (and resultant liabilities and losses) relate to the period before the Closing. Only seventy percent of such liabilities may be offset where the liability arises from a claim related to inter-regional multilateral interchange fees applied to transactions where the issuer is located outside the Visa Europe territory while the merchant outlet is located within the Visa Europe territory. A reduction in the conversion rates of the U.K.&I preferred stock and the Europe preferred stock have the same economic effect on diluted class A common stock earnings per share as repurchasing the Company's class A common stock because it reduces the as-converted class A common stock share count. Additionally, the shares of U.K.&I and Europe preferred stock are subject to restrictions on transfer and may become convertible in stages based on developments in the existing and potential litigation. The shares of U.K.&I and Europe preferred stock will become fully convertible on the 12th anniversary of the Closing, subject only to a holdback to cover any then-pending claims. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
The holders of the U.K.&I and Europe preferred stock have no right to vote on any matters, except for certain defined matters, including, in specified circumstances, any consolidation, merger or combination of the Company. Holders of the class A equivalent preferred stock, upon issuance at conversion, will have similar voting rights to the rights of the holders of the U.K.&I and Europe preferred stock. With respect to those limited matters on which the holders of preferred stock may vote, approval by the holders of the preferred stock requires the affirmative vote of the outstanding voting power of each such series of preferred stock, each such series voting as a single class. Upon issuance, all three series of preferred stock will participate on an as-converted basis in regular quarterly cash dividends declared on the Company's class A common stock.
U.K. loss sharing agreement. On November 2, 2015, the Company, Visa Europe and certain of Visa Europe’s member financial institutions located in the United Kingdom (the “U.K. LSA members”) entered into a loss sharing agreement (the “U.K. loss sharing agreement”). Each of the U.K. LSA members has agreed, on a several and not joint basis, to compensate the Company for certain losses which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom prior to the Closing (the "U.K. covered claims"), subject to the terms and conditions set forth therein and, with respect to each U.K. LSA member, up to a maximum amount of the up-front cash consideration to be received by such U.K. LSA member. The U.K. LSA members’ obligations under the U.K. loss sharing agreement are conditional upon, among other things, either (a) losses valued in excess of the sterling equivalent at the Closing of €1.0 billion having arisen in U.K covered claims (and such losses having reduced the conversion rate of the U.K.&I preferred stock accordingly), or (b) the conversion rate of the U.K.&I preferred stock having been reduced to zero pursuant to losses arising in claims relating to multilateral interchange fee rate setting in the Visa Europe territory. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Litigation management deed. On June 21, 2016, the Company and Visa Europe entered into a litigation management deed (the "litigation management deed"), which sets forth the agreed upon procedures for the management of the existing and potential litigation, as described above, relating to the setting and implementation of multilateral interchange fee rates in the Visa Europe territory (the "VE territory covered litigation"), the allocation of losses resulting from the VE territory covered litigation ("VE territory covered losses") between the U.K.&I and Europe preferred stock, and any accelerated conversion or reduction in the conversion rate of the shares of U.K.&I and Europe preferred stock. The litigation management deed applies only to VE territory covered litigation (and resultant losses and liabilities). Subject to the terms and conditions set forth therein, the litigation management deed provides that the Company will generally control the conduct of the VE territory covered litigation, subject to certain obligations to report and consult with the newly established litigation management committees for VE territory covered litigation ("VE territory litigation management committees"). The VE territory litigation management committees, which are composed of representatives of certain Visa Europe members, have also been granted consent rights to approve certain material decisions in relation to the VE territory covered litigation.
Acquisition-related costs. The Company incurred $152 million of non-recurring operating expense upon the Closing. This amount is comprised of $60 million of transaction expenses recorded in professional fees, and $92 million of expense related to U.K. stamp duty, which was recorded in general and administrative expenses.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting treatment for the acquisition. The following table details the purchase consideration:

Accounting Purchase Consideration
(in millions)
Cash payment	$13,882
Fair value of preferred stock(1)	5,692
Total upfront consideration	$19,574
Fair value of deferred cash consideration(2)	1,236
Total consideration before adjustments	$20,810
Less: Visa Europe Framework Agreement loss(3)	(1,856)
Less: treasury stock(4)	(170)
Total accounting purchase consideration	$18,784

(1)
The fair value of preferred stock was determined based on its as-converted value of $6.1 billion on June 21, 2016, less a 6% discount for illiquidity as these shares are subject to limitations on transferability. The fair value was also adjusted to reflect $25 million of "right to recover for covered losses" related to VE territory covered losses prior to the Closing. See Note 13—Legal Matters.

(2)	This amount reflects the fair value of deferred cash consideration of €1.0 billion, plus 4% compound annual interest, payable on the third anniversary of the Closing, discounted at a rate of 1.2%.
Total consideration has been adjusted to account for the following items to arrive at the accounting purchase consideration:

(3)
the loss upon consummation of the transaction resulting from the effective settlement of the Framework Agreement between Visa and Visa Europe. The Visa Europe Framework Agreement provided Visa Europe with a perpetual, exclusive right to operate the Visa business in the European Union in exchange for a license fee paid to Visa. Under the terms of the Framework Agreement, the license fee paid by Visa Europe has increased modestly since inception in 2007, while the value of the Visa Europe business has increased at a greater rate. Using an income approach, the Company assessed the contractual terms and conditions of the Framework Agreement as compared to current market conditions and the historical and expected financial performance of Visa Europe. Based on the analysis performed, the Company determined that the terms were not at fair value as determined under U.S. GAAP at the Closing. The present value of the expected differential between payments required by the Framework Agreement and those that would be required if the contract were at fair value under U.S. GAAP was calculated over the Framework Agreement's contractual perpetual term, resulting in a loss of $1.9 billion recognized within operating expense in the Company's unaudited consolidated statement of operations during the third quarter of fiscal 2016, and a reduction to the purchase accounting consideration; and

(4)	the fair value of the Visa class C common stock held by Visa Europe as of the Closing.
Due to the timing of the acquisition, total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation, which will occur no later than the third quarter of fiscal 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the preliminary purchase price allocation.

Preliminary Purchase Price Allocation
(in millions)
Current assets(1)	$4,452
Non-current assets(2)	258
Current liabilities(3)	(2,745)
Non-current liabilities(2)	(2,599)
Tangible assets and liabilities	$(634)
Intangible assets — customer relationships and reacquired rights(2)	16,137
Goodwill(4)	3,281
Fair value of net assets acquired	$18,784

(1)	Current assets are largely comprised of cash and cash equivalents and settlement receivable.

(2)
Intangible assets consist of customer relationships and reacquired rights, which have been valued as a single composite intangible asset as they are inextricably linked. These intangibles are considered indefinite-lived assets as the associated customer relationships have historically not experienced significant attrition, and the reacquired rights are based on the Framework Agreement, which has a perpetual term. Non-current assets and liabilities include deferred tax assets and liabilities that result in net deferred tax liabilities of $2.4 billion, which are primarily related to these indefinite-lived assets, and are not expected to be realized in the foreseeable future.

(3)	Current liabilities assumed mainly include settlement payable, client incentives liabilities and accrued liabilities.

(4)
The excess of purchase consideration over net assets acquired was recorded as goodwill, which represents the value that is expected from increased scale and synergies as a result of the integration of both businesses.

Actual and pro forma impact of acquisition. The Company did not include Visa Europe's financial results in the Company's unaudited consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial.
The following table presents unaudited supplemental pro forma information as if the acquisition and related issuance of senior notes had occurred on October 1, 2014. The pro forma financial information is not necessarily indicative of the Company's consolidated results of operations that would have been realized had the acquisition been completed on October 1, 2014, nor does it purport to project the future results of operations of the combined company or reflect any reorganizations, or cost or other operating synergies that may occur subsequent to the Closing. The actual results of operations of the combined company may differ significantly from the pro forma results presented here due to many factors.

	Unaudited Pro Forma Consolidated Results
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Net operating revenues	$3,930	$3,955	$11,829	$11,493
Net income	$1,686	$1,851	$5,141	$3,916
Diluted earnings per share	$0.68	$0.73	$2.07	$1.54
The unaudited pro forma financial information above reflects the following material pro forma adjustments:

•	conversion of Visa Europe's historical results of operations from euro to U.S. dollar, and from International Financial Reporting Standards to U.S. GAAP;

•
elimination of transactions between Visa and Visa Europe upon consolidation, primarily related to annual license and various other fees paid by Visa Europe to Visa in accordance with the Framework Agreement;

•	an increase in non-operating expense for additional interest expense and amortization of debt issuance costs resulting from the issuance of the $16.0 billion senior notes;

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	exclusion of a $255 million gain in the nine months ended June 30, 2016 and $110 million loss in the three months ended June 30, 2015 related to the revaluation of the Visa Europe put option(1); and

•
the inclusion of non-recurring amounts on October 1, 2014, the date the acquisition is presumed to have occurred for purposes of presenting pro forma results, and a corresponding reduction of these amounts in the period originally recognized, as follows:

◦	$1.9 billion Visa Europe Framework Agreement loss related to the effective settlement of the Framework Agreement recognized in the three months ended June 30, 2016;

◦	$152 million of acquisition-related costs for the three and nine months ended June 30, 2016;

◦	$145 million of foreign exchange gains related to euros held during the three months ended June 30, 2016; and

◦
$42 million of losses and $74 million of gains for the three and nine months ended June 30, 2016 related to currency forward contracts entered into to mitigate a portion of the foreign currency exchange rate risk associated with the upfront cash consideration.

(1)
For purposes of preparing this pro forma financial information, the fair value of the Visa Europe put option is presumed to have been reduced to zero prior to October 1, 2014. Therefore, the Company did not include any gains associated with a write-down in the fair value of the Visa Europe put option liability in the unaudited pro forma net income for the nine months ended June 30, 2015.

The pro forma results also reflect the applicable tax impact of the pro forma adjustments. The taxes associated with the adjustments reflect the statutory tax rate in effect during the respective periods.
Note 3—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the U.S. covered litigation are paid. The balance of the escrow account was $1.0 billion at June 30, 2016 and $1.1 billion at September 30, 2015. The Company paid $45 million to opt-out merchants from the litigation escrow account during the nine months ended June 30, 2016 to settle their claims associated with the interchange multidistrict litigation. See Note 13—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the nine months ended June 30, 2016. See Note 13—Legal Matters.
Europe Retrospective Responsibility Plan
The Company obtained protection for VE territory covered losses through the U.K.&I and Europe preferred stock, the U.K. loss sharing agreement, and the litigation management deed, referred to as the "Europe retrospective responsibility plan." See Note 2—Visa Europe and Note 13—Legal Matters. The plan covers VE territory covered litigation (and resultant liabilities and losses) relating to the covered period, which generally refers to the period before the Closing. Visa's protection from the plan is further limited to seventy percent of any liabilities where the claim relates to inter-regional multilateral interchange fee rates where the issuer is located outside the Visa Europe territory, while the merchant is located within the Visa Europe territory. The plan does not protect the Company against all types of litigation in Europe, only the interchange litigation specifically covered by the plan's terms.
Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the class A common stock conversion rates applicable to the U.K.&I and Europe preferred stock. The total amount of protection available through the preferred stock component of the Europe retrospective responsibility plan is equivalent to the as-converted value of the preferred stock, which can be calculated at any point in time as the product of: (a) the outstanding number of shares of preferred stock; (b) the current conversion rate applicable to each class of preferred stock; and (c) Visa's class A common stock price. This amount differs from the value of the preferred stock recorded within stockholders' equity on the Company's unaudited consolidated balance sheet. The book value of the preferred stock reflects its historical value recorded at the Closing less VE territory covered losses recovered through a reduction of the applicable conversion rate. The book value does not reflect changes in the underlying class A common stock price subsequent to the Closing.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Visa Inc. net income will not be impacted by VE territory covered losses as long as the as-converted value of the preferred stock is greater than the covered loss. VE territory covered losses will be recorded when the loss is deemed to be probable and reasonably estimable, or in the case of attorney's fees, when incurred. Concurrently, the Company will record a reduction to stockholders' equity and operating expenses, which represents the Company's right to recover such losses through adjustments to the conversion rate applicable to the preferred stock. The reduction to stockholders' equity is recorded in a contra-equity account referred to as "right to recover for covered losses."
VE territory covered losses may be recorded before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in "right to recover for covered losses" as contra-equity will then be recorded against the book value of the preferred stock within stockholders' equity. As of June 30, 2016, the Company had recorded $25 million in the "right to recover for covered losses" related to VE territory covered losses incurred prior to the Closing.
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders' equity within the Company's unaudited consolidated balance sheet as of June 30, 2016(1):

	June 30, 2016
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock
	(in millions)
U.K.&I preferred stock	$2,567	$2,516
Europe preferred stock	3,267	3,201
Total	$5,834	$5,717
Less: Right to recover for covered losses	(25)	(25)
Total recovery for covered losses available	$5,809	$5,692

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the U.K.&I and Europe preferred stock outstanding, respectively, as of June 30, 2016; (b) the 13.952 class A common stock conversion rate applicable to both the U.K.&I and Europe preferred stock as of June 30, 2016; and (c) $74.17, Visa's class A common stock closing stock price as of June 30, 2016. Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2		Level 3
	June 30, 2016	September 30, 2015	June 30, 2016	September 30, 2015	June 30, 2016	September 30, 2015
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$4,712	$3,051
U.S. government-sponsored debt securities			$80	$280
Investment securities, trading:
Equity securities	69	66
Investment securities, available-for-sale:
U.S. Treasury securities	2,407	2,656
U.S. government-sponsored debt securities			3,836	2,615
Equity securities	41	4
Corporate debt securities			273	533
Auction rate securities					$—	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			163	76
Other assets:
Foreign exchange derivative instruments			5	—
Total	$7,229	$5,777	$4,357	$3,504	$—	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$—	$255
Foreign exchange derivative instruments			$258	$13
Other liabilities:
Foreign exchange derivative instruments			17	—
Total	$—	$—	$275	$13	$—	$255
There were no transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2016 and 2015.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2016.
Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities were classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value.
Visa Europe put option agreement. On June 21, 2016, the Company acquired 100% of the share capital of Visa Europe, effected by the Visa Europe board of directors' exercise of the amended Visa Europe put option. Therefore, the Visa Europe put option was contractually terminated as a result of the transaction. During the first quarter of fiscal 2016, the Company recorded a $255 million non-cash decrease in the fair value of the put option as non-operating income in the Company's unaudited consolidated statements of operations, reducing the fair value of the liability to zero.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairments during the nine months ended June 30, 2016 or 2015. These investments totaled $45 million at June 30, 2016 and September 30, 2015 and are classified in other assets on the consolidated balance sheets.
Due to the completion of an initial public offering by one of the Company's investees during fiscal 2016, the Company reclassified equity securities previously accounted for as a cost method investment, with a carrying value of $4 million, to short-term available-for-sale investment securities. The fair value of this investment at June 30, 2016 was $38 million, resulting in the recognition of a pre-tax unrealized gain of $34 million in other comprehensive income.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2016, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2016.
Other Fair Value Disclosures
Long-term debt. In December 2015, the Company issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. See Note 5—Debt. These debt

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments are measured at amortized cost on the Company's unaudited consolidated balance sheet at June 30, 2016. The fair value of these notes, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	June 30, 2016
	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$1,746	$1,761
2.20% Senior Notes due December 2020	2,987	3,093
2.80% Senior Notes due December 2022	2,237	2,375
3.15% Senior Notes due December 2025	3,963	4,276
4.15% Senior Notes due December 2035	1,485	1,696
4.30% Senior Notes due December 2045	3,461	4,052
	$15,879	$17,253
Other financial instruments not measured at fair value. The following financial instruments are not measured at     fair value on the Company's unaudited consolidated balance sheet at June 30, 2016, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at June 30, 2016 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities. The Company had $46 million in gross unrealized gains and $1 million in gross unrealized losses at June 30, 2016. The unrealized gains were primarily related to the Company's reclassified equity investment discussed above. There were $7 million gross unrealized gains and no gross unrealized losses at September 30, 2015. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Debt
The Company had outstanding debt as follows:

	June 30, 2016
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the "2017 Notes")	$1,750	$(4)	$1,746	1.37%
2.20% Senior Notes due December 2020 (the "2020 Notes")	3,000	(13)	2,987	2.30%
2.80% Senior Notes due December 2022 (the "2022 Notes")	2,250	(13)	2,237	2.89%
3.15% Senior Notes due December 2025 (the "2025 Notes")	4,000	(37)	3,963	3.26%
4.15% Senior Notes due December 2035 (the "2035 Notes")	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045 (the "2045 Notes")	3,500	(39)	3,461	4.37%
Total long-term debt	$16,000	$(121)	$15,879
Senior Notes
In December 2015, the Company issued fixed-rate senior notes (the 2017 Notes, 2020 Notes, 2022 Notes, 2025 Notes, 2035 Notes and 2045 Notes, or collectively, the "Notes") in conjunction with the acquisition of Visa Europe, in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year, commencing June 14, 2016. The Company recognized related interest expense of $125 million and $274 million for the three and nine months ended June 30, 2016, respectively, as non-operating expense. The net aggregate proceeds from the issuance of the Notes, after deducting discounts and debt issuance costs, were $15.9 billion. The discounts and debt issuance costs are amortized over the respective term of each note using the effective interest method. The indenture governing the Notes contains customary event of default provisions. The Notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company's existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company's subsidiaries. The Company was in compliance with all related covenants as of June 30, 2016.
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
The Borrowers currently have no borrowings under the Credit Facility. The participating lenders in the Credit Facility include certain holders of the Company's class B and class C common stock and U.K.&I and Europe preferred stock, certain of the Borrowers' customers and their affiliates.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As a result of the acquisition of Visa Europe, the Company assumed the obligations related to Visa Europe's defined benefit plan, which primarily consists of the U.K. funded and unfunded pension plans, under which retirement benefits are provided based on the participants' final pensionable pay. Currently, Visa Europe U.K. pension plans are closed to new entrants, but future benefits continue to accrue for active participants. The amounts and disclosures presented below do not include Visa Europe pension plans as the net periodic pension cost for this quarter is not material.
In October 2015, the Company's board of directors approved an amendment of the U.S. qualified defined benefit pension plan such that the Company discontinued employer provided credits after December 31, 2015. Plan participants continue to earn interest credits on existing balances at the time of the freeze. As a result, a curtailment gain totaling $8 million was recognized as part of the Company's net periodic benefit cost. The Company also recorded a net unrealized actuarial gain of $56 million from the remeasurement of its pension plan in the first quarter of fiscal 2016 within other comprehensive income.
The components of net periodic benefit cost, excluding Visa Europe's defined benefit plan, are as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost	$—	$12	$13	$35	$—	$—	$—	$—
Interest cost	9	10	30	30	—	—	—	—
Expected return on assets	(17)	(18)	(52)	(54)	—	—	—	—
Amortization of:
Prior service credit	—	(2)	(1)	(5)	—	—	(2)	(2)
Actuarial loss (gain)	2	—	6	—	(1)	(1)	(1)	(1)
Curtailment gain	—	—	(8)	—	—	—	—	—
Settlement loss	—	1	—	5	—	—	—	—
Total net periodic benefit cost	$(6)	$3	$(12)	$11	$(1)	$(1)	$(3)	$(3)
Note 7—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa Rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $64.0 billion for the quarter ended June 30, 2016, including Visa Europe, compared to $43.5 billion for the quarter ended September 30, 2015. Of these amounts, $2.8 billion and $2.2 billion were covered by collateral at June 30, 2016 and September 30, 2015, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintained collateral as follows:

	June 30, 2016	September 30, 2015
	(in millions)
Cash equivalents	$1,266	$1,023
Pledged securities at market value	159	154
Letters of credit	1,275	1,178
Guarantees	1,365	971
Total	$4,065	$3,326
The balances above included collateral held by Visa Europe as follows:

June 30, 2016
(in millions)
Cash equivalents (1)	$233
Pledged securities at market value	—
Letters of credit	164
Guarantees	326
Total	$723

(1)
Cash collateral held by Visa Europe is not included on the Company's unaudited consolidated balance sheet as its clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settlement obligations.

The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million and $1 million at June 30, 2016 and September 30, 2015, respectively. These amounts are reflected in accrued liabilities on the consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Derivative and Non-derivative Financial Instruments
Derivative Financial Instruments
The Company entered into currency forward contracts during the second and third quarters of fiscal 2016 to mitigate a portion of the foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition. Subsequently, the Company entered into additional offsetting currency forward contracts to eliminate its risk-mitigation positions at June 30, 2016. All contracts outstanding at June 30, 2016 are set to mature during the fourth quarter of fiscal 2016. As these contracts are not designated in hedging relationships, related gains and losses are recorded directly in earnings as part of non-operating income. The Company recorded gains and losses related to these contracts as follows:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
	(in millions)
Gains (losses) on currency forward contracts — Visa Europe acquisition	$116	$(42)	$74
The Company maintains a rolling cash flow hedge program with the objective of reducing foreign currency exchange rate risk from forecasted net exposures of revenues derived from and payments made in non-functional currencies during the following twelve months. The aggregate notional amount of the Company's derivative contracts outstanding in its hedge program was $1.6 billion at June 30, 2016 and $1.2 billion at September 30, 2015. The increase in the aggregate notional amounts of the Company's derivative contracts includes the addition of $202 million notional of derivative contracts entered into for Visa Europe after the Closing.
The Company utilizes foreign exchange derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currency held by Visa Europe. As of June 30, 2016, the aggregate notional amount of these balance sheet hedges was $900 million. The Company did not have any balance sheet hedges outstanding at September 30, 2015. Gains and losses on the derivative contracts partially offset gains and losses on the hedged monetary assets and liabilities denominated in foreign currency. These amounts are recorded in general and administrative expense in the Company's unaudited consolidated statement of operations as these instruments are not designated for hedge accounting.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
The Company designated the euro-denominated deferred cash consideration liability of $1.2 billion (see Note 2—Visa Europe), a non-derivative financial instrument, as a hedge against a portion of the foreign currency exchange rate exposure of the Company's euro-denominated net investment of $18.8 billion in Visa Europe. Changes in the value of the deferred cash consideration liability, attributable to the change in exchange rates at the end of each reporting period, partially offset the foreign currency translation of the Company's net investment recorded in accumulated other comprehensive income in the Company's unaudited consolidated balance sheet.
Note 9—Stockholders' Equity
Visa Europe acquisition. In connection with the Visa Europe acquisition, three new series of preferred stock of the Company were created. Upon issuance, all three series of preferred stock participate on an as-converted basis in regular quarterly cash dividends declared on the Company's class A common stock. Additionally, Visa Europe holds shares of Visa Inc.'s class C common stock, which were treated as treasury stock in purchase accounting. See Note 2—Visa Europe.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As-Converted Class A Common Stock. The U.K.&I and Europe preferred stock, issued in the Visa Europe acquisition, is convertible upon certain conditions into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of U.K.&I preferred stock and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities. See Note 2—Visa Europe and Note 3—U.S. and Europe Retrospective Responsibility Plans.
The number of shares of each series and class and the number of shares of class A common stock on an as-converted basis at June 30, 2016, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
U.K.&I preferred stock	2	13.9520		35
Europe preferred stock	3	13.9520		44
Class A common stock (2)	1,891	—		1,891
Class B common stock	245	1.6483	(3)	405
Class C common stock	17	4.0000		67
Total				2,442

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)
Class A common stock shares outstanding reflect repurchases settled on or before June 30, 2016. The Company repurchased an additional 2 million shares at the end of June, which did not settle until July 2016.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Common stock repurchases. The following table presents share repurchases in the open market.(1)

(in millions, except per share data)	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
Shares repurchased in the open market (2)	20	70
Average repurchase price per share (3)	$77.74	$76.11
Total cost	$1,536	$5,300

(1)
Shares repurchased in the open market reflect repurchases settled on or before June 30, 2016. The Company repurchased an additional 2 million shares for $150 million at the end of June, which did not settle until July 2016.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
As of June 30, 2016, the October 2015 program had remaining authorized funds of $2.5 billion for share repurchase. All share repurchase programs authorized prior to October 2015 have been completed. In July 2016, the Company's board of directors authorized an additional $5.0 billion share repurchase program.
Visa Europe held approximately 550,000 shares of the Company's class C common stock valued at $170 million at the Closing, which was recorded as treasury stock at the time of the acquisition.
Dividends. In July 2016, the Company’s board of directors declared a quarterly cash dividend of $0.14 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on September 6, 2016, to all holders of record of the Company's common and preferred stock as of August 19, 2016. The Company declared and paid $335 million and $1.0 billion in dividends to holders of the Company's common stock during the three and nine months ended June 30, 2016, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class by the weighted-average number of shares of common stock outstanding and participating securities in the form of unvested restricted stock awards, unvested restricted stock units and unvested earned performance-based shares during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares of each class of common stock outstanding reflects changes in ownership over the periods presented. See Note 9—Stockholders' Equity.
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
The following table presents earnings per share for the three months ended June 30, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$329	1,899	$0.17	$412	2,386	(3)	$0.17
Class B common stock	70	245	$0.29	$70	245		$0.28
Class C common stock	12	18	$0.69	$13	18		$0.69
Participating securities(4),(5)	1	Not presented	Not presented	$1	Not presented		Not presented
Net income	$412
The following table presents earnings per share for the nine months ended June 30, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,238	1,915	$1.69	$4,060	2,406	(3)	$1.69
Class B common stock	684	245	$2.79	$683	245		$2.78
Class C common stock	129	19	$6.76	$128	19		$6.75
Participating securities(4),(5)	9	Not presented	Not presented	$9	Not presented		Not presented
Net income	$4,060

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the three months ended June 30, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,358	1,955	$0.69	$1,697	2,448	(3)	$0.69
Class B common stock	281	245	$1.14	$281	245		$1.14
Class C common stock	54	20	$2.78	$54	20		$2.77
Participating securities(4)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,697
The following table presents earnings per share for the nine months ended June 30, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,850	1,964	$1.96	$4,816	2,462	(3)	$1.96
Class B common stock	793	245	$3.23	$792	245		$3.22
Class C common stock	161	21	$7.84	$161	21		$7.82
Participating securities(4)	12	Not presented	Not presented	$12	Not presented		Not presented
Net income	$4,816

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three and nine months ended June 30, 2016 and 2015. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 73 million and 76 million for the three and nine months ended June 30, 2016, respectively, and 78 million and 82 million for the three and nine months ended June 30, 2015, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 5 million common stock equivalents for the three and nine months ended June 30, 2016 and 2015, because their effect would be dilutive. The computation excludes 1 million of common stock equivalents for the three months ended June 30, 2016 and 2015, and 2 million of common stock equivalents for the nine months ended June 30, 2016 and 2015, because their effect would have been anti-dilutive.

(4)
Participating securities include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's unvested restricted stock awards, unvested restricted stock units and unvested earned performance-based shares.

(5)
U.K.&I and Europe preferred stock were issued as part of the purchase price consideration in connection with the Visa Europe acquisition and are convertible into a number of shares of class A common stock or class A equivalent preferred stock upon certain conditions. See Note 2—Visa Europe, Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 9—Stockholders' Equity. The Company did not include Visa Europe's financial results in the Company's unaudited consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. The dilutive impact of the U.K.&I and Europe preferred stock from June 21, 2016 through June 30, 2016 was also not included in the calculation of basic or diluted earnings per share as the effect is immaterial.

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the nine months ended June 30, 2016:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,438,048	$15.01	$79.98
Restricted stock units ("RSUs")	2,530,628	$79.87
Performance-based shares(1)	604,219	$92.71

(1)	Represents the maximum number of performance-based shares which could be earned.
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
Note 12—Income Taxes
The effective income tax rates were 2% and 26% for the three and nine months ended June 30, 2016, respectively, and 22% and 28% for the three and nine months ended June 30, 2015, respectively. The effective tax rates for the three and nine months ended June 30, 2016 differ from the effective tax rates in the same periods in fiscal 2015 primarily due to:

•	a $693 million tax benefit related to a one-time $1.9 billion loss due to the effective settlement of the Framework Agreement between Visa and Visa Europe;

•	the non-taxable $255 million revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015; and

•	the absence of a one-time $239 million tax benefit resulting from the resolution of uncertain tax positions with taxing authorities in the quarter ended June 30, 2015.
During the three and nine months ended June 30, 2016, the Company's gross unrecognized tax benefits increased by $84 million and $135 million, respectively, of which $28 million and $81 million, respectively, would favorably impact the effective tax rate if recognized. The increase in gross unrecognized tax benefits is primarily related to various tax positions across several jurisdictions, including existing uncertain tax positions in Visa Europe. During the three and nine months ended June 30, 2016, the Company's accrued interest related to uncertain tax positions increased by $25 million and $32 million, respectively, and accrued penalties increased by $9 million and $10 million, respectively.
During fiscal 2013, the Canada Revenue Agency ("CRA") completed its examination of the Company's fiscal 2003 through 2009 Canadian tax returns and proposed certain assessments. Based on the findings of its examination, the CRA also proposed certain assessments to the Company's fiscal 2010 through 2015 Canadian tax returns. The Company filed notices of objection against these assessments and, in fiscal 2015, completed the appeals process without reaching a settlement with the CRA. In April 2016, the Company petitioned the Tax Court of Canada to overturn the CRA's assessments. The Company continues to believe that its income tax provision adequately reflects its obligations to the CRA.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes the activity related to accrued litigation.

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,024	$1,456
Provision for legal matters	1	3
Payments on legal matters	(47)	(362)
Balance at June 30	$978	$1,097
U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. See Note 3—U.S. and Europe Retrospective Responsibility Plans. An accrual for the U.S. covered litigation and a charge to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The total accrual related to the U.S. covered litigation could be either higher or lower than the escrow account balance.
The following table summarizes the activity related to U.S. covered litigation.

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,023	$1,449
Payments on covered litigation	(45)	(355)
Balance at June 30	$978	$1,094
Interchange Multidistrict Litigation (MDL)
On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the lower court's certification of the merchant class and reversed the approval of the settlement. The Second Circuit determined that the class plaintiffs were inadequately represented, and remanded the case to the lower court for further proceedings not inconsistent with its decision. Until the appeals process is complete, it is uncertain whether the Company will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consumer Interchange Litigation
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
A settlement agreement regarding all claims was reached with Wal-Mart Stores Inc. and its subsidiaries, which will terminate if, following all appeals, the MDL class settlement is reversed or vacated with respect to certification of the Rule 23 (b) (2) settlement class or the consideration provided to or release provided by that class. Including this settlement with Wal-Mart, as of the date of filing, Visa has reached settlement agreements with a number of merchants representing approximately 51% of the Visa-branded payment card sales volume of merchants who opted out. Except for the settlement with Wal-Mart, these settlement agreements remain effective despite the outcome of any appeals from the district court's order approving the settlement in the multidistrict interchange litigation.
On June 13, 2016, The Home Depot, Inc. and Home Depot U.S.A., Inc. filed suit against Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, and MasterCard International Incorporated in the U.S. District Court for the Northern District of Georgia. The complaint pursues damages claims on allegations similar to those raised in MDL 1720, and further asserts that Visa has monopolized, attempted to monopolize, and conspired to monopolize debit card-related market segments. The complaint also alleges that Visa, MasterCard, and their member banks conspired to prevent the adoption of chip-and-PIN authentication in the U.S. and seeks an injunction against the fixed acquirer network fee. On July 6, 2016, Visa and MasterCard filed a motion with the Judicial Panel on Multidistrict Litigation to transfer the case to MDL 1720 for coordinated and consolidated pre-trial proceedings.
VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Pursuant to that plan, the Company is entitled to recover VE territory covered losses through a periodic adjustment to the conversion rates applicable to the U.K.&I preferred stock and Europe preferred stock. Losses will be recorded by the Company when deemed to be probable and reasonably estimable. See Note 2—Visa Europe and Note 3—U.S. and Europe Retrospective Responsibility Plans.
U.K. Merchant Litigation
A total of approximately 75 merchants (together with subsidiary/affiliate companies) have now commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe.
Other Litigation
"Indirect Purchaser" Actions
On December 1, 2015, the objector's appeal from the trial court's order regarding the distribution of certain settlement funds was dismissed.
European Commission Proceedings
The February 26, 2014 decision by the European Commission ("EC") accepting Visa Europe's commitments on domestic interchange, cross-border interchange for credit card transactions within Europe, and cross-border acquiring within Europe, now binds Visa Inc. as a result of its acquisition of Visa Europe.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2013, the EC opened an investigation against Visa Europe, based on a complaint that alleged Visa Europe's pricing of and rules relating to Dynamic Currency Conversion (DCC) transactions infringe EU competition rules. This investigation is pending.
Canadian Competition Proceedings
Merchant Litigation. The court approved the settlement agreements entered into by the three named financial institutions, which are not significant Canadian issuers. A settlement with another financial institution, which was pending court approval, has been approved.
U.S. ATM Access Fee Litigation
On January 27, 2016, defendants filed petitions for writ of certiorari with the U.S. Supreme Court seeking review of the decisions of the U.S. Court of Appeals for the District of Columbia Circuit. On February 18, 2016, the National ATM Council moved for a preliminary injunction to prohibit Visa and MasterCard from imposing ATM access fee non-discrimination rules. On June 28, 2016, the U.S. Supreme Court granted defendants' petitions, and the district court issued an order on July 21, 2016, staying the cases pending the review by the U.S. Supreme Court.
Pulse Network
On December 17, 2015, the court denied Visa's motion to dismiss the complaint.
EMV Chip Liability Shift
On March 8, 2016, B&R Supermarket, Inc., d/b/a Milam’s Market, and Grove Liquors LLC filed a purported class action lawsuit against Visa Inc., Visa U.S.A., MasterCard, Discover, American Express, EMVCo, JCB, UnionPay, and certain financial institutions in the U.S. District Court for the Northern District of California. The complaint asserts that defendants, through EMVCo, conspired to shift liability for fraudulent, faulty or otherwise rejected consumer credit card transactions from defendants to the purported class of merchants. Plaintiffs claim that the so-called “Liability Shift” violates Section 1 and 3 of the Sherman Act and certain state laws, and seek treble damages, injunctive relief, and attorneys’ fees. On April 18, 2016, certain defendants filed motions to dismiss the complaint. On June 16, 2016, plaintiffs voluntarily dismissed without prejudice defendants JCB and UnionPay. On June 24, 2016, the court gave plaintiffs leave to amend the complaint, and deemed as moot the defendants' motions to dismiss. On July 15, 2016, plaintiffs filed an amended complaint which alleges, among other things, that the class consists of merchants throughout the United States who have been subject to the "Liability Shift" from October 2015 to the present.
Walmart Acceptance Agreement
On May 10, 2016, Wal-Mart Stores Inc. and various affiliates ("Walmart") filed a lawsuit against Visa U.S.A. in New York County Supreme Court. Walmart seeks a declaratory judgment that certain of its practices related to the acceptance of Visa debit cards did not previously and would not in the future constitute a breach of the acceptance agreement entered into between Walmart and Visa. Walmart also seeks attorneys' fees and a declaratory judgment that certain of Visa's actions violated the same agreement. On June 29, 2016, Visa answered the complaint and filed counterclaims seeking declaratory and injunctive relief, as well as costs and other remedies. In its counterclaims, Visa alleges that certain of Walmart's conduct and practices relating to the acceptance of Visa debit cards constitute a breach of the acceptance agreement and a breach of the implied duty of good faith and fair dealing, and that Walmart fraudulently induced Visa to enter into the acceptance agreement.
Kroger
On June 27, 2016, The Kroger Co. ("Kroger") filed a lawsuit against Visa Inc. in the U.S. District Court for the Southern District of Ohio. Kroger seeks a declaratory judgment that certain of Visa's rules related to the acceptance of Visa debit cards are inconsistent with the Durbin Amendment. Kroger also seeks damages and other relief related to certain state law claims.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Broadway Grill
On July 12, 2016, Broadway Grill, Inc. ("Broadway Grill"), on behalf of itself and a putative class of California merchants that have accepted Visa-branded cards since January 1, 2004, filed a lawsuit against Visa Inc., Visa International, and Visa U.S.A. in California state court. Based on allegations similar to those advanced by plaintiffs in MDL 1720, Broadway Grill pursues claims under California state antitrust and unfair business statutes. Broadway Grill seeks damages, costs, and other remedies. On July 18, 2016, the case was removed to the U.S. District Court for the Northern District of California. On July 22, 2016, Broadway Grill filed a motion to remand the case to California state court.

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

•	increased regulation in Europe and other jurisdictions outside of the U.S.;

•	increased government support of national payments networks outside the U.S.; and

•	increased regulation of consumer privacy, data use and security;

•	developments in litigation and government enforcement, including those affecting interchange reimbursement fees, antitrust and tax;

•	new lawsuits, investigations or proceedings, or changes to our potential exposure in connection with pending lawsuits, investigations or proceedings;

•	economic factors, such as:

•	uncertainty surrounding the Brexit, including the spillover to economic fragility in the Eurozone, the U.S. and in other advanced and emerging markets;

•	general economic, political and social conditions in mature and emerging markets globally;

•	general stock market fluctuations which may impact consumer spending;

•	material changes in cross-border activity, foreign exchange controls and fluctuations in currency exchange rates; and

•	material changes in our financial institution clients' performance compared to our estimates;

•	industry developments, such as competitive pressure, rapid technological developments and disintermediation from our payments network;

•	system developments, such as:

•	disruption of our transaction processing systems or the inability to process transactions efficiently;

•	account data breaches or increased fraudulent or other illegal activities involving Visa-branded cards or payment products; and

•	failure to maintain systems interoperability with Visa Europe;

•	the loss of organizational effectiveness or key employees;

•	the failure to integrate acquisitions successfully, achieve the anticipated benefits of the acquisitions, or effectively develop new products and businesses;

•	natural disasters, terrorist attacks, military or political conflicts, and public health emergencies; and

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the nine months ended June 30, 2016 reflects the impacts of continued uneven and tepid economic growth.
Visa Europe acquisition. On June 21, 2016, we acquired 100% of the share capital of Visa Europe. The purchase price consisted of: (a) at the Closing, up-front cash consideration of €12.2 billion ($13.9 billion) and preferred stock convertible upon certain conditions into class A common stock or class A equivalent preferred stock, equivalent to a value of €5.3 billion ($6.1 billion) at the closing stock price of $77.33 on June 21, 2016, and (b) following the third anniversary of the Closing, an additional €1.0 billion, plus 4% compound annual interest. The preferred stock conversion rates may be reduced from time to time to offset certain liabilities, if any, which may be incurred by us, Visa Europe or its affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory before the Closing. As part of the acquisition, we also entered into the U.K. loss sharing agreement with Visa Europe and certain of Visa Europe’s members located in the United Kingdom to compensate us for certain losses which may be incurred by us or Visa Europe as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom before the Closing. Our unaudited consolidated balance sheets reflect preliminary balances of Visa Europe as of June 30, 2016, pending final valuation. We did not include Visa Europe's financial results in our unaudited consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. See Note 2—Visa Europe, Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Debt issuance. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Interest on these notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14, commencing June 14, 2016. The net aggregate proceeds of $15.9 billion, after deducting discounts and debt issuance costs, were used to fund the upfront cash portion of the purchase price for the acquisition of Visa Europe and for general corporate purposes, including share repurchases. See Note 4—Fair Value Measurements and Investments and Note 5—Debt to our unaudited consolidated financial statements.
Financial highlights. Our financial results for the three and nine months ended June 30, 2016 were significantly impacted by several one-time items associated with the Visa Europe acquisition. As-reported and non-GAAP adjusted net income and diluted earnings per share for the three and nine months ended June 30, 2016 and 2015 are shown in the table below. Non-GAAP adjusted net income and diluted earnings per share exclude the impact of the Visa Europe items.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	% Change(1)	2016	2015	% Change(1)
	(in millions, except percentages and per share data)
Net income, as reported	$412	$1,697	(76)%	$4,060	$4,816	(16)%
Diluted earnings per share, as reported	$0.17	$0.69	(75)%	$1.69	$1.96	(14)%

Net income, as adjusted	$1,635	$1,807	(10)%	$4,947	$4,926	—%
Diluted earnings per share, as adjusted	$0.69	$0.74	(7)%	$2.06	$2.00	3%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Our financial results during the three and nine months ended June 30, 2016 reflect the impact of significant items that we do not believe are indicative of our operating performance, as they are either non-recurring or have no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items, all of which are related to the acquisition of Visa Europe, provides a clearer understanding of our operating performance for the periods presented.

•
Acquisition-related costs. During the three months ended June 30, 2016, we incurred $152 million of non-recurring acquisition costs in operating expense as a result of the Visa Europe transaction. This amount is comprised of $60 million of transaction expenses recorded in professional fees, and $92 million of U.K. stamp duty recorded in general and administrative expenses. Net of related tax benefit of $56 million, determined by applying applicable federal and state tax rates, the adjustment to net income was an increase of $96 million. See Note 2—Visa Europe to our unaudited consolidated financial statements.

•
Visa Europe Framework Agreement loss. Upon consummation of the transaction, on June 21, 2016, we recorded a non-recurring loss of $1.9 billion, before tax, in operating expense resulting from the effective settlement of the Framework Agreement between us and Visa Europe. Net of related tax benefit of $693 million, determined by applying applicable federal and state tax rates, the adjustment to net income was an increase of $1.2 billion. See Note 2—Visa Europe to our unaudited consolidated financial statements.

•
Net (losses) gains on currency forward contracts. During the second and third quarter of fiscal 2016, we entered into currency forward contracts to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition. As a result, we recorded non-recurring, net losses of $42 million and net gains of $74 million, before tax, in other non-operating (expense) income for the three and nine months ended June 30, 2016, respectively. Net of related tax benefit of $8 million and tax expense of $27 million for the three and nine months ended June 30, 2016, respectively, determined by applying applicable federal and state tax rates, the adjustment to net income was an increase of $34 million and a decrease of $47 million, respectively. See Note 8—Derivative and Non-derivative Financial Instruments to our unaudited consolidated financial statements.

•
Foreign exchange gain on euro deposits. During the three months ended June 30, 2016, we recorded a non-recurring foreign exchange gain of $145 million, before tax, in other non-operating income resulting from holding euro-denominated bank balances for a short period in advance of the Closing. Net of related tax expense of $54 million, determined by applying applicable federal and state tax rates, the impact to net income was a decrease of $91 million.

•
Revaluation of Visa Europe put option. During the first quarter of fiscal 2016 and the third quarter of fiscal 2015, we recorded a decrease of $255 million and an increase of $110 million, respectively, in the fair value of the Visa Europe put option, resulting in the recognition of non-cash income and expense in other non-operating (expense) income. These amounts are not subject to income tax and therefore have no impact on our reported income tax provision. See Note 2—Visa Europe and Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

Adjusted operating expenses, operating margin, non-operating income, income tax, net income and diluted earnings per share are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP, to the respective non-GAAP adjusted financial measures for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin(1)	Non-operating (Expense) Income	Income Taxes	Net Income	Diluted Earnings Per Share(1)
As reported	$3,202	12%	$(6)	$10	$412	$0.17
Acquisition-related costs	(152)	4%	—	56	96	0.04
Visa Europe Framework Agreement loss	(1,877)	52%	—	693	1,184	0.50
Net losses on currency forward contracts	—	—%	42	8	34	0.01
Foreign exchange gain on euro deposits	—	—%	(145)	(54)	(91)	(0.04)
As adjusted	$1,173	68%	$(109)	$713	$1,635	$0.69
Diluted weighted-average shares outstanding, as reported						2,386

	Nine Months Ended June 30, 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin(1)	Non-operating (Expense) Income	Income Taxes	Net Income	Diluted Earnings Per Share(1)
As reported	$5,563	49%	$244	$1,442	$4,060	$1.69
Acquisition-related costs	(152)	1%	—	56	96	0.04
Visa Europe Framework Agreement loss	(1,877)	17%	—	693	1,184	0.49
Net gains on currency forward contracts	—	—%	(74)	(27)	(47)	(0.02)
Foreign exchange gain on euro deposits	—	—%	(145)	(54)	(91)	(0.04)
Revaluation of Visa Europe put option	—	—%	(255)	—	(255)	(0.11)
As adjusted	$3,534	67%	$(230)	$2,110	$4,947	$2.06
Diluted weighted-average shares outstanding, as reported						2,406

	Three Months Ended June 30, 2015			Nine Months Ended June 30, 2015
(in millions, except per share data)	Non-operating (Expense) Income	Net Income	Diluted Earnings Per Share(1)	Non-operating (Expense) Income	Net Income	Diluted Earnings Per Share(1)
As reported	$(94)	$1,697	$0.69	$(69)	$4,816	$1.96
Revaluation of Visa Europe put option	110	110	0.04	110	110	0.04
As adjusted	$16	$1,807	$0.74	$41	$4,926	$2.00
Diluted weighted-average shares outstanding, as reported			2,448			2,462

(1)	Figures in the table may not recalculate exactly due to rounding. Operating margin and diluted earnings per share figures are calculated based on unrounded numbers.
We recorded total operating revenues of $3.6 billion and $10.8 billion, an increase of 3% and 5% over the prior year comparable periods, for the three and nine months ended June 30, 2016, respectively. Increases in total operating revenues were driven by continued growth in processed transactions and nominal payments volume. The effect of exchange rate movements in the three and nine months ended June 30, 2016, as partially mitigated by our hedging program, resulted in a negative three percentage point impact to our total operating revenue growth.

Total operating expenses for the three and nine months ended June 30, 2016, as reported, were $3.2 billion and $5.6 billion, which increased over prior year comparable periods, primarily due to the loss of $1.9 billion resulting from the effective settlement of the Framework Agreement between us and Visa Europe upon consummation of the transaction, combined with acquisition-related costs of approximately $152 million. See Note 2—Visa Europe to our unaudited consolidated financial statements.
Common stock repurchases. During the three months ended June 30, 2016, we repurchased 20 million shares of our class A common stock in the open market using $1.5 billion of cash on hand. As of June 30, 2016, we had remaining authorized funds of $2.5 billion for share repurchase. All share repurchase programs authorized prior to October 2015 have been completed. In July 2016, our board of directors authorized an additional $5.0 billion share repurchase program. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Payments volume over the prior year posted double-digit growth in the U.S., driven mainly by consumer debit and credit. Nominal international payments volume growth was negatively impacted by movements in U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and nine months ended March 31, 2016 (1) was 14%. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.
The following tables present nominal payments volume.(2)

	United States			International			Visa Inc.
	3 Months Ended March 31,(1)			3 Months Ended March 31,(1)			3 Months Ended March 31,(1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$254	$230	10%	$415	$399	4%	$669	$629	6%
Consumer debit(3)	332	300	11%	109	107	2%	441	406	8%
Commercial(4)	109	99	11%	34	34	—%	143	133	8%
Total nominal payments volume	$695	$628	11%	$558	$540	3%	$1,253	$1,168	7%
Cash volume	129	120	7%	412	463	(11)%	541	584	(7)%
Total nominal volume(5)	$824	$748	10%	$970	$1,003	(3)%	$1,794	$1,751	2%

	United States			International			Visa Inc.
	9 Months Ended March 31,(1)			9 Months Ended March 31,(1)			9 Months Ended March 31,(1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$792	$721	10%	$1,277	$1,255	2%	$2,069	$1,976	5%
Consumer debit(3)	978	887	10%	336	350	(4)%	1,314	1,237	6%
Commercial(4)	332	303	9%	108	113	(4)%	440	416	6%
Total nominal payments volume	$2,102	$1,911	10%	$1,721	$1,718	—%	$3,823	$3,629	5%
Cash volume	386	365	6%	1,324	1,539	(14)%	1,710	1,904	(10)%
Total nominal volume(5)	$2,488	$2,276	9%	$3,045	$3,257	(7)%	$5,533	$5,533	—%

The following table presents nominal and constant payments volume growth.(2)

	International		Visa Inc.		International		Visa Inc.
	3 Months Ended March 31, 2016 vs. 2015(1)		3 Months Ended March 31, 2016 vs. 2015(1)		9 Months Ended March 31, 2016 vs. 2015(1)		9 Months Ended March 31, 2016 vs. 2015(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	4%	13%	6%	12%	2%	14%	5%	13%
Consumer debit(3)	2%	17%	8%	12%	(4)%	14%	6%	11%
Commercial(4)	—%	12%	8%	11%	(4)%	12%	6%	10%
Total payments volume growth	3%	14%	7%	12%	—%	14%	5%	12%
Cash volume growth	(11)%	2%	(7)%	3%	(14)%	3%	(10)%	4%
Total volume growth	(3)%	9%	2%	9%	(7)%	9%	—%	9%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2016 and 2015, were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2016 and 2015, respectively.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(3)	Includes consumer prepaid and Interlink volume.

(4)	Includes large, middle and small business credit and debit, as well as commercial prepaid volume.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016(2)	2015	% Change	2016(2)	2015	% Change
	(in millions, except percentages)
Visa processed transactions	19,778	18,024	10%	57,238	52,604	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Our operating revenues and related processed transactions, for the three and nine months ended June 30, 2016 do not reflect the financial results of Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. See Note 2—Visa Europe to our unaudited consolidated financial statements.

Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the U.S., internationally and from Visa Europe prior to the Closing. Revenues earned from Visa Europe are a result of our contractual arrangement with Visa Europe, as governed by the Framework Agreement that provides for trademark and technology licenses and bilateral services, which was effectively settled upon the Closing.

	Three Months Ended June 30,		2016 vs. 2015		Nine Months Ended June 30,		2016 vs. 2015
	2016 (1)	2015	$ Change	% Change(2)	2016 (1)	2015	$ Change	% Change(2)
	(in millions, except percentages)
United States	$1,952	$1,894	$58	3%	$5,817	$5,460	$357	7%
International	1,615	1,566	49	3%	4,813	4,681	132	3%
Visa Europe	63	58	5	9%	191	168	23	14%
Total operating revenues	$3,630	$3,518	$112	3%	$10,821	$10,309	$512	5%
(1) Our operating revenues for the three and nine months ended June 30, 2016 do not reflect revenues earned by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. See Note 2—Visa Europe to our unaudited consolidated financial statements.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues primarily reflects continued growth in processed transactions and nominal payments volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and nine months ended June 30, 2016, as partially mitigated by our hedging program, resulted in a negative three percentage point impact to our total operating revenue growth.
The following table sets forth the components of our total operating revenues.

	Three Months Ended June 30,		2016 vs. 2015		Nine Months Ended June 30,		2016 vs. 2015
	2016 (1)	2015	$ Change	% Change(2)	2016 (1)	2015	$ Change	% Change(2)
	(in millions, except percentages)
Service revenues	$1,635	$1,550	$85	6%	$4,979	$4,665	$314	7%
Data processing revenues	1,541	1,400	141	10%	4,493	4,123	370	9%
International transaction revenues	1,084	1,039	45	4%	3,160	2,973	187	6%
Other revenues	209	199	10	5%	605	607	(2)	—%
Client incentives	(839)	(670)	(169)	25%	(2,416)	(2,059)	(357)	17%
Total operating revenues	$3,630	$3,518	$112	3%	$10,821	$10,309	$512	5%

(1)
Our operating revenues for the three and nine months ended June 30, 2016 do not reflect revenues earned by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. See Note 2—Visa Europe to our unaudited consolidated financial statements.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues increased primarily due to 7% and 5% growth in nominal payments volume during the three and nine month comparable periods, respectively. Service revenues for the nine months ended June 30, 2016 also benefited from select pricing modifications which became effective in the third quarter of fiscal 2015.

•	Data processing revenues increased mainly due to overall growth in processed transactions of 10% and 9% during the three and nine month comparable periods, respectively.

•	International transaction revenues increased for the nine months ended June 30, 2016 primarily due to select pricing modifications that became effective in the third quarter of fiscal 2015.

•
Client incentives increased during the three and nine month comparable periods mainly due to overall growth in payments volume, and incentives recognized on long-term customer contracts that were initiated or renewed after the third quarter of fiscal 2015. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended June 30,		2016 vs. 2015		Nine Months Ended June 30,		2016 vs. 2015
	2016(1)	2015	$ Change	% Change(2)	2016(1)	2015	$ Change	% Change(2)
	(in millions, except percentages)
Personnel	$509	$566	$(57)	(10)%	$1,536	$1,558	$(22)	(1)%
Marketing	189	224	(35)	(16)%	569	619	(50)	(8)%
Network and processing	123	117	6	5%	377	340	37	11%
Professional fees	138	82	56	70%	276	229	47	21%
Depreciation and amortization	120	130	(10)	(7)%	361	375	(14)	(4)%
General and administrative	246	137	109	80%	566	404	162	40%
Litigation provision	—	—	—	NM	1	3	(2)	(99)%
Visa Europe Framework Agreement loss	1,877	—	1,877	NM	1,877	—	1,877	NM
Total operating expenses	$3,202	$1,256	$1,946	NM	$5,563	$3,528	$2,035	58%

(1)
Our operating expenses for the three and nine months ended June 30, 2016 do not reflect the expenses incurred by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. See Note 2—Visa Europe to our unaudited consolidated financial statements.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Personnel expenses decreased during the three and nine months ended June 30, 2016 primarily due to lower incentive compensation, a decrease in contractor costs and an increase in personnel costs that were invested in and capitalized as part of technology development projects. These decreases were partially offset by an increase in headcount reflecting our strategy to invest for future growth.

•
Marketing expenses decreased during the three and nine months ended June 30, 2016 mainly due to the planned timing of our marketing spend for fiscal 2016. We anticipate an increase in advertising and promotional spend in the fourth quarter of fiscal 2016 to support the 2016 Rio Summer Olympics.

•
Network and processing expenses increased during the nine months ended June 30, 2016 primarily due to fees associated with the processing of Russian domestic transactions that were transitioned to the Russian National Payment Card system during the third quarter of fiscal 2015.

•
Professional fees increased during the three and nine months ended June 30, 2016 primarily reflecting costs incurred in connection with our acquisition of Visa Europe. See Note 2—Visa Europe to our unaudited consolidated financial statements.

•
General and administrative expenses increased during the three and nine months ended June 30, 2016 mainly due to costs incurred related to our acquisition of Visa Europe. See Note 2—Visa Europe to our unaudited consolidated financial statements. The increase was also attributable to net foreign exchange losses incurred as a result of changes in the U.S. dollar exchange rate against other currencies in which we transact, combined with an increase in expenses to provide product enhancements to our cardholders in support of business growth.

•
Visa Europe Framework Agreement loss resulted from the effective settlement of the Framework Agreement between Visa and Visa Europe upon consummation of the transaction. See Note 2—Visa Europe to our unaudited consolidated financial statements.

Non-operating (Expense) Income
The following table sets forth components of our non-operating (expense) income.

	Three Months Ended June 30,		2016 vs. 2015		Nine Months Ended June 30,		2016 vs. 2015
	2016(1)	2015	$ Change	% Change	2016(1)	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(131)	$8	$(139)	NM	$(292)	$(2)	$(290)	NM
Other	125	(102)	227	NM	536	(67)	603	NM
Total non-operating (expense) income	$(6)	$(94)	$88	(94)%	$244	$(69)	$313	NM

(1)
Our non-operating (expense) income for the three and nine months ended June 30, 2016 does not reflect the financial results of Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. See Note 2—Visa Europe to our unaudited consolidated financial statements.

•
Interest expense increased during the three and nine month comparable periods primarily due to the issuance of $16.0 billion fixed-rate senior notes in December 2015. See Note 5—Debt to our unaudited consolidated financial statements.

•	Other non-operating (expense) income was primarily comprised of the following:
i.Net losses of $42 million and net gains of $74 million during the three and nine months ended June 30, 2016, respectively, related to currency forward contracts entered into to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition. As these contracts are not designated in hedging relationships, related gains and losses are recorded directly in earnings as part of non-operating (expense) income. These gains and losses were recorded during the nine months ended June 30, 2016 as follows:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
	(in millions)
Gains (losses) on currency forward contracts — Visa Europe acquisition	$116	$(42)	$74

ii.
A foreign exchange gain of $145 million on euro deposits during the three and nine months ended June 30, 2016 resulted from holding euro-denominated bank balances for a short period in advance of the Closing.

iii.
Non-cash adjustment to decrease the fair value of the Visa Europe put option of $255 million during the first quarter of fiscal 2016, which is not subject to tax, reducing the fair value of the liability to zero.

iv.	A non-cash adjustment in the third quarter of fiscal 2015 to increase the fair value of the unamended Visa Europe put option of $110 million, which is not subject to tax.
See Note 8—Derivative and Non-derivative Financial Instruments and Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.
Effective Income Tax Rate
The effective income tax rates were 2.3% and 26.2% for the three and nine months ended June 30, 2016, respectively, and 21.7% and 28.2% for the three and nine months ended June 30, 2015, respectively. The effective tax rates for the three and nine months ended June 30, 2016 differ from the effective tax rates in the same periods in fiscal 2015 primarily due to:

•	a $693 million tax benefit related to a one-time $1.9 billion loss due to the effective settlement of the Framework Agreement between Visa and Visa Europe;

•	the non-taxable $255 million revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015; and

•	the absence of a one-time $239 million tax benefit resulting from the resolution of uncertain tax positions with taxing authorities in the quarter ended June 30, 2015.
Adjusted effective income tax rate. Our financial results during the three and nine months ended June 30, 2016 reflect the impact of significant items related to the Visa Europe acquisition that we do not believe are indicative of our operating performance, as they are either non-recurring or have no cash impact. As such, we have presented our adjusted effective income tax rates in the table below, which we believe provides a clearer understanding of our operating performance for the periods presented. Our adjusted effective income tax rates exclude the following one-time Visa Europe related items: acquisition-related costs, Visa Europe Framework Agreement loss, net gains and losses on currency forward contracts, a foreign exchange gain on euro deposits, and the non-cash, non-taxable $255 million gain recognized in the first quarter of fiscal 2016 upon the revaluation of the Visa Europe put option.

	Three Months Ended June 30, 2016			Nine Months Ended June 30, 2016
	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
	(in millions, except for percentages)
As reported	$422	$10	2.3%	$5,502	$1,442	26.2%
Acquisition-related costs	152	56		152	56
Visa Europe Framework Agreement loss	1,877	693		1,877	693
Net losses (gains) on currency forward contracts	42	8		(74)	(27)
Foreign exchange gain on euro deposits	(145)	(54)		(145)	(54)
Revaluation of Visa Europe put option	—	—		(255)	—
As adjusted	$2,348	$713	30.4%	$7,057	$2,110	29.9%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate changes are calculated based on unrounded numbers.
During the three and nine months ended June 30, 2016, our gross unrecognized tax benefits increased by $84 million and $135 million, respectively, of which $28 million and $81 million, respectively, would favorably impact our effective tax rate if recognized. The increase in gross unrecognized tax benefits is primarily related to various tax positions across several jurisdictions, including existing uncertain tax positions in Visa Europe.
Our tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$3,122	$4,850
Investing activities	(10,159)	(1,276)
Financing activities	9,468	(3,399)
Effect of exchange rate changes on cash and cash equivalents	(62)	1
Increase in cash and cash equivalents	$2,369	$176
Operating activities. Cash provided by operating activities reflects a $1.9 billion loss recognized upon consummation of the Visa Europe acquisition resulting from the effective settlement of the Framework Agreement between us and Visa Europe. Absent the impact of this non-recurring loss, our cash provided by operating activities was $5.0 billion for the nine months ended June 30, 2016. See Note 2—Visa Europe to our unaudited consolidated financial statements.
Investing activities. Cash used in investing activities was higher compared to the prior year comparable period primarily due to up-front cash consideration paid in the Visa Europe acquisition, offset by $2.8 billion of cash held by Visa Europe at the Closing. See Note 2—Visa Europe to the unaudited consolidated financial statements.
Financing activities. Financing activities for the nine months ended June 30, 2016 reflect net aggregate proceeds of $15.9 billion received from our debt issuance completed in December 2015, $5.3 billion used to repurchase class A common stock in the open market, and $1.0 billion of dividend payments. See Note 5—Debt and Note 9—Stockholders' Equity to our unaudited consolidated financial statements. Activity in the prior year primarily reflected $2.9 billion of cash used to repurchase class A common stock in the open market, dividend payments of $885 million, and $355 million of payments funded from our litigation escrow account in connection with the interchange multidistrict litigation.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $8.0 billion at June 30, 2016. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these funds outside of the U.S. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
Long-term debt and change in capital structure. In conjunction with the Visa Europe acquisition, we have evolved our long-term capital structure. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Our first principal payment of $1.8 billion is due on December 14, 2017. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year. An interest payment of $244 million was made on June 14, 2016. The Notes may be redeemed as a whole or in part, at our option at any time prior to maturity, at a specified redemption price. The net aggregate proceeds of $15.9 billion, after deducting underwriting discounts and debt issuance costs of $127 million were used to fund a portion of the purchase price for the acquisition of Visa

Europe and for general corporate purposes, including share repurchases. We are not subject to any financial covenants and did not experience any changes to our investment credit ratings as a result of this debt issuance. See Note 5—Debt to our unaudited consolidated financial statements.
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
Visa Europe acquisition. On June 21, 2016, we acquired 100% of the share capital of Visa Europe, a payments technology business. The acquisition positions us to create additional value through increased scale, efficiencies realized by the integration of both businesses, and benefits related to Visa Europe's transition from an association to a for-profit enterprise. At the Closing, we paid up-front cash consideration of €12.2 billion ($13.9 billion) and issued preferred stock convertible upon certain conditions into approximately 79 million shares of class A common stock, equivalent to a value of €5.3 billion ($6.1 billion) at the closing stock price of $77.33 on June 21, 2016. Also, in connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the Closing. See Note 2—Visa Europe to our unaudited consolidated financial statements.
Common stock repurchases. During the nine months ended June 30, 2016, we repurchased 70 million shares of our class A common stock using $5.3 billion of cash on hand. As of June 30, 2016, the October 2015 program had remaining authorized funds of $2.5 billion for share repurchase. All share repurchase programs authorized prior to October 2015 have been completed. In July 2016, our board of directors authorized an additional $5.0 billion share repurchase program. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2016, we declared and paid $1.0 billion in dividends to holders of our common stock. In July 2016, our board of directors declared a cash dividend in the amount of $0.14 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis), which will be paid on September 6, 2016, to all holders of record of our common and preferred stock as of August 19, 2016. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Fair Value Measurements—Financial Instruments
As of June 30, 2016, our financial instruments measured at fair value on a recurring basis included $11.6 billion of assets and $275 million of liabilities. See Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
On June 21, 2016, we acquired 100% of the share capital of Visa Europe. Upon the Closing, we agreed to pay €1.0 billion, plus 4% compound annual interest, on the third anniversary of the Closing. See Note 2—Visa Europe to our unaudited consolidated financial statements. As such, we are exposed to foreign currency exchange rate risk with respect to fluctuations of the U.S. dollar against the euro. A hypothetical 10% decline in the U.S. dollar against the euro, compared to the exchange rate at June 30, 2016, would increase the deferred purchase consideration by $125 million, including interest.

The functional currency of Visa Europe is the euro. As such, we are exposed to foreign currency exchange rate risk resulting from fluctuations of the euro against the U.S. dollar. See Note 1—Summary of Significant Accounting Policies to our unaudited consolidated financial statements. A hypothetical 10% decline in the euro against the U.S. dollar compared to the exchange rate at June 30, 2016, would result in foreign currency translation adjustment of $2.1 billion, which would be recorded in accumulated other comprehensive income on our unaudited consolidated balance sheets.
Other than the foreign exchange rate risks described above, there have been no significant changes to our market risks during the nine months ended June 30, 2016 compared to September 30, 2015.

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
There have been no material updates to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, filed with the SEC on November 19, 2015, other than as set forth below:
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
We have historically set default interchange reimbursement fees in the U.S. and many other geographies. Interchange reimbursement fees, other operating rules and related practices have become subject to continued or increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees and practices. For example, in 2011, in accordance with the Dodd-Frank Act, the Federal Reserve capped the maximum U.S. debit interchange reimbursement rate received by large financial institutions of a certain size at twenty-one cents plus five basis points, plus a possible fraud adjustment of one cent. This amounted to a significant reduction in the average system-wide interchange reimbursement fees received by large issuers. More recently in 2015, the European Union’s Interchange Fee Regulation (IFR) placed a cap on consumer credit and debit domestic and cross border interchange fees (30 basis points and 20 basis points, respectively), significantly reducing the fees received by issuers. EU Member States have the ability to further restrict these interchange levels within their territories.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. It may increase the attractiveness of other payments systems like competitors' closed-loop payments systems with direct connections to both merchants and consumers. In addition, as a result of such regulations, we believe some issuers may react by charging new or higher fees to consumers. In certain instances, some acquirers may elect to charge higher discount rates to merchants, regardless of the Visa interchange reimbursement rate, causing merchants not to accept Visa-branded cards or payment products or to steer account holders to alternate payment systems or forms of payment. In addition, some issuers and acquirers have obtained, and may continue to obtain, incentives from us and reductions in the fees that we charge in an effort to reduce the expense of their card programs. For these reasons, additional regulation of interchange reimbursement rates may make Visa-branded cards and payment products less desirable, reduce our overall transaction volumes, and harm our overall business.
We are subject to regulation in the areas of consumer privacy, data use and security.
Aspects of our operations and business are subject to privacy, data use and security regulation, which continue to receive heightened legislative and regulatory focus in the U.S. and elsewhere. Our financial institution clients around the globe are subject to similar requirements under privacy laws and bank regulatory regimes. For example, in many jurisdictions consumers must be notified in the event of a data breach and those jurisdictions that have these laws are continuing to increase the circumstances and the breadth of these notices. In April 2016, the European Parliament adopted the General Data Protection Regulation.  Expected to go into full effect in May 2018, this new regulation will create new individual privacy rights and obligations on companies handling personal data. These laws and regulations can impact the way we use and handle data, operate our products and services, and even impact our ability to offer a product or service. Our failure or the failure of our clients to comply with these laws and regulations could result in fines, sanctions, litigation and damage to our global reputation and our brands. These laws and regulations may increase Visa’s and our clients' costs, decrease the number of Visa-branded cards our clients issue and decrease our payments volume and revenue.
We are subject to evolving and increased global regulatory focus on the payments industry.
Regulation of the payments industry has evolved and increased significantly. Examples include:

•
AML/ATF and sanctions compliance. We are subject to anti-money laundering and anti-terrorist financing laws and regulations, including the U.S. Bank Secrecy Act and the USA PATRIOT Act. In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. An increase in the number of OFAC sanctions may affect the issuance, acceptance, reputation, and revenues associated with Visa-branded cards. Some of our clients located outside of the U.S. may not be subject to these same laws, regulations and sanctions, and, as a result, may initiate transactions that are permissible for them to perform but that may not be permissible for a U.S. person to perform.

•
Regulation of the price of credit. Many jurisdictions in which Visa-branded cards are used have regulations that could increase the costs of card issuance or decrease the flexibility of issuers to charge market-based interest rates and fees on credit card accounts. These include regulations issued under the Truth in Lending Act of 1968, as amended by the Credit CARD Act of 2009 in the U.S. and the European Commission Consumer Credit Directive in the EU.

•
Increased U.S. Consumer Financial Protection Bureau (CFPB) scrutiny. Regulatory changes by the CFPB that impose new requirements on or restrict the terms under which financial products can be offered could increase our clients’ costs and decrease the number of Visa-branded payment cards our clients issue. The CFPB also has supervisory and independent examination authority, as well as enforcement authority, over certain financial institutions, their service providers and other entities, which could include us due to our processing of credit, debit and prepaid transactions.

•
Increased central bank and regulator oversight. Several central banks and other regulatory bodies around the world have increased, or are seeking to increase, their formal oversight of the electronic payments industry. For example, Visa Europe was designated in March 2015 as a recognized interbank payment system by the U.K. government for statutory oversight by the Bank of England. Any such oversight may lead to additional regulations by central banks and other government regulators. These could include new governance, reporting, licensing, liquidity, settlement, capital or cyber security requirements, or other policies or operational rules to address settlement and operational risks. Visa Europe has also been categorized by the U.K. government as a designated payment system and is subject to oversight in the U.K. by the newly created Payment Systems Regulator (PSR). The PSR is charged with implementing and enforcing the EU interchange Fee Regulation (IFR) with its associated caps on debit and credit interchange rates in the U.K., and has the authority, among others, to impose requirements regarding system rules, amend agreements relating to system participation fees, charges, and terms and conditions, designate access requirements for third-party non-bank access to Visa Europe's payment system and set standards. The PSR also has concurrent competition law powers which it can apply in relation to designated payment systems. Increased central bank oversight could also require new or different criteria for financial institution client participation and merchant or other non-bank access to our payments system. For example, in China, draft cyber security legislation may prevent companies like Visa from bringing international best practice standards for fraud and risk management when the market is open.

•
Limitation on ability to enforce rules. Legislative and regulatory developments in Europe and elsewhere could limit our ability to enforce our payment system rules or require us to adopt new rules or change existing rules. For example, certain provisions in the IFR and the EU Second Payment Services Directive (PSD2) limit Visa's ability to enforce its rules, including those addressing surcharging, card acceptance, co-badging and payment system access, among other issues. In addition, the PSR in the U.K. in its broad regulatory capacity has the authority to establish or change payment system rules and to require card acceptance practices or prohibit specific actions or set standards. These limitations and obligations could reduce our volumes and revenues and degrade the Visa brand.

•
Separation of payment card scheme and processing and related regulations. Effective June 2016, new European regulations under the IFR required Visa Europe to separate its payment card scheme activities

(setting rules, practices, standards and guidelines for the execution of card-based transactions) and processing activities into separate business units for accounting, organization and decision making purposes within the EU. We expect the regulatory requirements to evolve and be clarified over time, due in part because of some lack of clarity in the IFR. Furthermore, the regulatory bodies responsible for overseeing the separation of scheme and processing are either newly constituted (such as the PSR in the U.K.) or, in other markets, not yet designated. The regulatory approach of existing or future regulatory authorities may change over time, or be inconsistent. There may be impacts to our business from this separation of scheme and processing, including greater costs, as well as risks to the following, as examples: the integration of Visa Europe into Visa Inc.; execution of our commercial, innovation and product strategies; seamless global alignment and effective customer service; ability to optimally exploit our intellectual property; interpretation or application of the IFR in a manner that requires us to make our technology or intellectual property available to third parties, including competitors, in an undesirable manner; decline in service quality for Visa transactions; or decline in available data for use in fraud and risk systems, and loyalty services; and potential degradation of the Visa brand.

•
Safety and soundness regulation. Banking regulations enacted in the U.S. and elsewhere may make some financial institutions less likely to become an issuer of Visa-branded cards because they may be subject to increased risk management or higher capital requirements.

•
Regulation of Internet and mobile transactions. Legislation in various jurisdictions may make it less desirable or more costly to complete Internet transactions using Visa-branded cards by affecting the legality of those transactions, the laws that govern the transactions, their taxation or the allocation of various intellectual property rights. New mobile regulatory requirements could impact our business practices, for instance in China where new regulation may prevent companies like Visa from introducing new technologies when the market opens to them. In addition, in the EU, PSD2 seeks to standardize and make interoperable card, Internet and mobile payments. PSD2 aims to bring emerging types of payment services within regulation, reducing perceived barriers to entry for card and Internet payments. PSD2 creates opportunities for non-card payment providers which could reduce our volumes and adversely affect our results of operations.

•
Money transfer regulations. As we expand our product offerings, we may become subject to U.S. federal and state money transfer regulations, international payments laws and other existing, new or evolving regulations which could increase our regulatory oversight and compliance costs.

The impact of these regulations as well as other regulations on our clients and on us may increase our compliance costs and could reduce our revenue opportunities. Our programs and policies are designed to comply with anti-money laundering, anti-terrorism, anti-corruption, anti-bribery (including the Foreign Corrupt Practices Act and U.K. Bribery Act) and sanctions regulations and other laws, and we continue to enhance them. But, as regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our global brand reputation. Furthermore, the evolving and increased global regulatory focus on the payments industry could reduce the number of Visa-branded payment cards our clients issue, the volume of payments we process and our revenue, impact our brand and our competitive positioning, and limit the types of products and services that we offer, the countries in which Visa-branded cards are used and the types of account holders and merchants who can obtain or accept Visa-branded cards, thereby harming our overall business.
Litigation Risks
Our U.S. and Europe retrospective responsibility plans may not adequately insulate us from the impact of settlements or final judgments.
Our U.S. and Europe retrospective responsibility plans address monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation and VE territory covcered litigation, which are described in Note 3—U.S. and Europe Retrospective Responsibility Plans to our unaudited consolidated financial statements included in this report. The U.S. retrospective responsibility plan consists of several related mechanisms to fund settlements or judgments in the U.S. covered litigation. These include an escrow account funded with a portion of the net proceeds of our IPO and any subsequent offerings of our shares of class A common stock (or deposits of cash into the escrow account in lieu of such offerings). They also include a loss sharing agreement, a judgment sharing agreement and an omnibus agreement, as amended. In addition, our U.S. financial institution clients are obligated to indemnify us pursuant to Visa U.S.A. Inc.'s certificate of incorporation and bylaws and in accordance with their membership agreements. These mechanisms are unique, complicated and tiered, and if we cannot use one or more of them, this could have a material adverse effect on our financial condition and cash flows, or even cause us to become insolvent.
The principal remaining U.S. covered litigation involves interchange reimbursement rates. See Note 13—Legal Matters to our unaudited consolidated financial statements included in this report. Beginning in 2005, a series of complaints (the majority of which were styled as class actions) were filed on behalf of merchants against us, MasterCard and/or other defendants, including certain Visa member financial institutions. We refer to this as the interchange multidistrict litigation or MDL 1720. Among other allegations, the plaintiffs alleged that Visa's setting of default interchange reimbursement rates violated federal antitrust laws and, in some cases, certain state unfair competition laws. The lawsuits were consolidated in a multidistrict litigation pending in the U.S. District Court for the Eastern District of New York.
The plaintiffs in MDL 1720 seek damages for alleged overcharges in merchant discount rates as well as injunctive and other relief. The consolidated class action complaint alleges that estimated damages will range in the tens of billions of dollars. Because these lawsuits were brought under the U.S. federal antitrust laws, any actual damages would be trebled.
The allocation of any monetary judgment or certain settlements among the defendants is governed by an omnibus agreement dated February 7, 2011, and amended August 26, 2014 and October 22, 2015. See Note 3—U.S. and Europe Retrospective Responsibility Plans to our unaudited consolidated financial statements included in this report. Visa's portion of a settlement or judgment covered by the omnibus agreement, as amended, would be allocated in accordance with specified provisions of our U.S. retrospective responsibility plan.
We signed settlement agreements in connection with MDL 1720, which included an agreement to pay approximately $4.0 billion to the class plaintiffs. On January 14, 2014, the court entered a final judgment order approving the settlement, from which a number of objectors have appealed. On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the lower court’s certification of the merchant class and reversed the approval of the settlement.  The Second Circuit determined that the class plaintiffs were inadequately represented, and remanded the case to the lower court for further proceedings not inconsistent with its decision. Until the appeals process is complete, it is uncertain whether the Company will be able to resolve the class plaintiffs’ claims as contemplated by the settlement agreement. If the class plaintiff’s claims are not resolved under the settlement agreement, additional lawsuits may be filed by merchants or others alleging claims that arise out of operative facts as alleged in MDL 1720.
A number of merchants have filed opt-out cases in various federal district courts. All of the cases filed in federal court have been either assigned to the judge presiding over MDL 1720, have been transferred by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720, or are subject to a motion before the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. The court has entered an order confirming that MDL 1720 includes: (i) all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings; and (ii) all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation. Cases that are transferred to or otherwise included in MDL 1720 or that are brought after October 22, 2015, by an opt out of the Rule 23(b)(3) Settlement Class in MDL 1720 and arise out of facts or circumstances substantially similar to those alleged in MDL 1720 are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
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

Visa Inc., Visa Europe or their affiliates are, or may become, a party to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory. See Note 13—Legal Matters. VE territory covered litigation refers to existing and potential litigation concerning the setting of multilateral interchange fee rates in the Visa Europe territory where such litigation is covered by the Europe retrospective responsibility plan. The plan covers VE territory covered litigation (and resultant liabilities and losses) relating to the covered period, which generally refers to the period before the Closing. Our protection from the plan is further limited to seventy percent of any liabilities where the claim relates to inter-regional multilateral interchange fee rates where the issuer is located outside the Visa Europe territory, while the merchant is located within the Visa Europe territory. The plan does not protect the Company against all types of litigation in Europe, only the interchange litigation specifically covered by the plan's terms.

The Europe retrospective responsibility plan provides protection against these losses and liabilities through the U.K. & I and Europe preferred stock and the U.K. loss sharing agreement.

The preferred stock was issued to member financial institutions in the Visa Europe territory. We recoup covered losses under the plan by adjusting the conversion rate of the preferred stock downward. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. Due to this funding difference, a large loss or liability that is covered under the Europe retrospective responsibility plan could still have a material adverse effect on our cash flows.
We entered into a U.K. loss sharing agreement with member financial institutions in the U.K. that provides coverage in addition to the preferred stock but is limited to U.K. covered claims only. Among other things, the agreement gives us the ability to recover cash to compensate for certain losses or liabilities incurred pursuant to U.K. covered claims once a certain level of recovery has been made against the preferred stock. In connection with the above, we have also entered into a litigation management deed that governs the conduct of any litigation under the plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Failure of these protections to insulate us adequately from the impact of settlements or judgments in the existing and potential interchange litigation in the Visa Europe territory may have a material adverse effect on our financial condition and cash flows.
If we are found liable in other pending or future lawsuits, we may have to pay substantial damages.
Like many other large companies, we are a defendant in a number of civil actions and investigations alleging violations of competition or antitrust law, consumer protection law or intellectual property law, among others. Examples of such claims are described more fully in Note 13—Legal Matters to our unaudited consolidated financial statements included in this report. Some lawsuits involve complex claims that are subject to substantial uncertainties and unspecified damages; therefore, we cannot ascertain the probability of loss or estimate our liability. Accordingly, we have not established allowances for such legal proceedings.
Particularly in cases involving merchants and consumers, private plaintiffs often seek class action certification in cases against us due to the size and scope of our business. If we are unsuccessful in our defense against a large class action lawsuit, such as the U.S. or Canadian merchant class action lawsuits, monetary damages could be significant, which could harm our financial condition. See Note 13—Legal Matters to our unaudited consolidated financial statements included in this report.
There may be limitations on our business or changes to our business practices resulting from our litigation.
Certain limitations have been placed on our business in recent years because of litigation. We may also have to change our business practices in response to pending or future litigation. For example, under the settlement agreement in the interchange multidistrict litigation, we agreed, among other things, to permit merchants to add surcharges to credit transactions in certain circumstances. See Note 13—Legal Matters included elsewhere in this report. Additional surcharges to credit transactions could adversely impact consumers' usage of Visa-branded payment products.
Settlements of, or judgments in pending and future litigation could force us to limit the rates we set, revise our rules about rates charged to consumers who use Visa-branded payment products or make other modifications that could harm our overall business.

Business Risks
Failure to maintain interoperability with Visa Europe's systems during the integration phase of our acquisition could damage the business and global perception of the Visa brands.
While Visa Europe's systems are being integrated with Visa's systems, Visa Inc. and Visa Europe will continue to maintain mostly separate authorization, clearing and settlement systems. As a result, we have to ensure that the two systems can process every transaction involving both of our territories, regardless of where it originates. Visa Europe's independent system operations could present challenges to our business in the event of increasing costs or difficulties in maintaining the interoperability of our respective systems during the integration phase. The separation of payment card scheme and processing may also exacerbate this risk. Any inconsistency in the payment processing services and products between Visa Europe and us could negatively affect account holders from Visa Europe using payment products in the countries we serve or our account holders using payment products in Visa Europe's region. Failure to authorize, clear and settle inter-territory transactions quickly and accurately could harm our business and impair the global perception of our brands.
The United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.
On June 23, 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the European Union, with voters approving to withdraw from the EU (commonly referred to as Brexit). Following the results of this referendum, the U.K. government is expected to begin discussions with the EU on the terms and conditions of the proposed withdrawal from the EU. Current uncertainty over whether the U.K. will ultimately leave the EU, as well as the final outcome of the negotiations between the U.K. and EU, could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the EU, which may take years to complete. Our operations in the U.K., resulting from the recent acquisition of Visa Europe, as well as our global operations could be impacted by the global economic uncertainty caused by Brexit.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is expected to continue in the short term and the strengthening of the U.S. dollar relative to the British pound and other currencies may adversely affect our results of operations. During periods of a strengthening dollar, the local currency results of our international operations may translate into fewer U.S. dollars. Uncertainty over Brexit and currency fluctuations could also impact our clients, who may curtail or postpone near-term investments in growing their credit portfolios, limit credit lines, modify fees and loyalty programs, or take other actions that adversely affect the growth of our volume and revenue streams from these clients.
In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. We, as well as our clients who have significant operations in the U.K., may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the EU.
The U.K. may need to adopt specific legislation and apply for regulatory authorization and permission in separate EU member states. This may impact our financial services clients and their overall business opportunities to operate in the EU and U.K. seamlessly. These added challenges may impact our clients’ overall business, which may impact our volume and revenue.
Any of these effects of Brexit, among others, could adversely affect our business and financial results.
Structural and Organizational Risks

The conversions of our class B and class C common stock or U.K.&I and Europe preferred stock into shares of class A common stock would result in voting dilution to and could impact the market price of our existing class A common stock.

The market price of our class A common stock could fall as a result of many factors. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. In connection with the acquisition of Visa Europe, we issued U.K.&I and Europe preferred stock, which will become convertible into class A common stock in stages based on developments in current and potential litigation and will become fully convertible in 2028 (subject to a holdback to cover any pending claims). Conversion of our class B and class C common stock into class A common stock, or our U.K.&I and Europe preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which could adversely affect the market price and would dilute the voting power of our existing class A common stock.
Holders of our class B and C common stock and U.K.&I and Europe preferred stock may have different interests than holders of our class A common stock concerning certain significant transactions.
Although their voting rights are limited, holders of our class B and C common stock and, in certain specified circumstances, holders of our U.K.&I and Europe preferred stock, can vote on certain significant transactions. With respect to our class B and C common stock, these transactions include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required under Delaware law. With respect to our U.K.&I and Europe preferred stock, voting rights are limited to proposed consolidations or mergers in which holders of the U.K.&I and Europe preferred stock would either (i) receive shares of stock or other equity securities with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock or (ii) receive securities, cash or other property that is different from that to be received by holders of our class A common stock. The holders of these shares may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with holders of class A common stock.
We may not be able to pay regular dividends to holders of our common or preferred stock in the future.
Since August 2008, we have paid cash dividends quarterly on our class A, B and C common stock. The payment of dividends, if any, is subject to the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, capital requirements, covenants in our debt instruments and other factors that our board of directors may deem relevant. If, as a result of these factors, we cannot generate sufficient earnings and cash flows from our business, we may not be able to pay dividends to all of our stockholders. Specifically, if a dividend is declared or paid, an equivalent amount must be paid on each class or series of our common and preferred stock.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
April 1-30, 2016	6,646	$77.24	—	$4,007,694,462
May 1-31, 2016	9,689,242	$77.54	9,680,249	$3,256,934,268
June 1-30, 2016	12,640,141	$77.52	12,056,215	$2,322,052,403
Total	22,336,029	$77.53	21,736,464

(1)
Includes 49,620 shares of class A common stock withheld at an average price of $78.81 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares, and 549,945 shares of class C common stock held by Visa Europe. At the Closing, these shares were recorded as treasury stock at a fair value of $77.33 per share.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In October 2015 and July 2016, our board of directors authorized share repurchase programs for $5.0 billion each. These authorizations have no expiration date. All share repurchase programs authorized prior to October 2015 have been completed.

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

VISA INC.

Date:	July 25, 2016	By:	/s/ Charles W. Scharf
		Name:	Charles W. Scharf
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2016	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	July 25, 2016	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, by and between Visa Inc. and Visa Europe Limited, and to which 441 Trust Company Limited has been joined as a party #	8-K	001-33977	2.1	5/10/2016

2.2	Amended and Restated Amendment No. 1 to the Visa Europe Put-Call Option Agreement, dated as of May 10, 2016, by and between Visa Inc. and Visa Europe Limited	8-K	001-33977	2.2	5/10/2016

3.1	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc., filed with the Delaware Secretary of State on June 20, 2016	8-K	001-33977	3.1	6/21/2016

3.2	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc., filed with the Delaware Secretary of State on June 20, 2016	8-K	001-33977	3.2	6/21/2016

3.3	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc., filed with the Delaware Secretary of State on June 20, 2016	8-K	001-33977	3.3	6/21/2016
10.1	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the U.K.&I DCC Appointing Members, the Europe DCC Appointing Members and the U.K.&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.
#
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.