Form 10-K
period 2016-09-30
VISA INC.
filed 2016-11-15
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $145.5 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 9, 2016, there were 1,867,580,597 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 16,814,896 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2016.

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

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies, growth of our business, integration of Visa Europe, anticipated expansion of our products in certain countries, plans to issue additional debt, industry developments, expectations regarding litigation, timing and amount of stock repurchases, sufficiency of sources of liquidity and funding, effectiveness of our risk management programs and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as "believes," "estimates," "expects," "intends," "may," "projects," “could," "should," "will," "continue" and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1—Business, Item 1A—Risk Factors, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business

OVERVIEW
Visa is a global payments technology company that connects consumers, merchants, financial institutions, businesses, strategic partners and government entities in more than 200 countries and territories to fast, secure and reliable electronic payments. We enable global commerce through the transfer of value and information among these participants. Our advanced transaction processing network facilitates authorization, clearing and settlement of payment transactions and enables us to provide our financial institution and merchant clients a wide range of products, platforms and value-added services.
Our vision is to be the best way to pay and be paid for everyone, everywhere. To deliver on this vision, we focus on six strategic goals:

•	Evolve our client interactions to build deeper partnerships with financial institutions, merchants and new industry partners;

•	Transform Visa’s technology assets to drive efficiency and enable innovation;

•	Achieve success as a leading partner for digital payments comparable to what we have achieved in the physical world;

•	Expand access to Visa products and services globally;

•	Champion payment system security for the industry; and

•	Be the employer of choice for top talent.
Visa is one of the world’s largest retail electronic payments network based on payments volume, number of transactions and number of cards in circulation.
Visa Network
* Total volume includes Europe for the fourth quarter.
Visa operates in a four party model, which includes card issuing financial institutions, acquirers and merchants. We are not a bank and do not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, our financial institution clients are responsible for and manage account holder and merchant relationships.
We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa products. Interchange reimbursement fees represent a transfer of value between the financial institutions participating in our open-loop payments network. We administer the collection and remittance of interchange reimbursement fees through the settlement process, but we generally do not receive any revenue related to interchange reimbursement fees. In addition, we do not receive as revenue any of the fees that merchants are charged directly for acceptance by the acquirers.

Visa Brand
The Visa brand is one of the most well-known and valuable brands in the world. Anchored on the notion that Visa is 'everywhere you want to be,' the brand stands for acceptance, security, convenience and universality. In recognition of its strength among clients and consumers, the Visa brand is ranked highly in a number of widely recognized brand studies, including the 2016 BrandZ Top 100 Most Valuable Global Brands Study (#6), Interbrand’s 2016 Best Global Brands (#61) and Forbes 2016 World’s Most Valuable Brands (#30). We leverage our brand strength to deliver added value to financial institutions, merchants and other clients through compelling brand expressions, expanded products and services, and innovative marketing efforts.
Payment Security
Security is critical to maintaining trust and confidence in electronic payments. To ensure that Visa remains one of the safest ways to pay and be paid, we deploy a multi-layered security approach focused on eliminating vulnerable data from the payments environment, securing the data that remains, preventing fraud and empowering system participants to protect themselves. This approach has historically kept fraud rates low as payment volumes have grown. With commerce moving to digital channels, we are investing in new technologies and solutions in order to maintain the trust that consumers, clients and merchants place in Visa. This requires innovation, leadership and cross-industry collaboration.

Fiscal 2016 Key Statistics
*Please see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of our adjusted financial results.
KEY INITIATIVES
Visa Europe Acquisition. Prior to our 2007 reorganization, Visa operated as a collection of member-owned associations, with each region serving its member financial institutions and administering Visa programs within a global framework.  In 2007, Visa reorganized, with all of the regions except Visa Europe coming together to form Visa Inc., a Delaware corporation. Visa Europe remained owned by its European member financial institutions.
On June 21, 2016, we acquired Visa Europe. We believe the acquisition positions our Company to create additional value through increased scale, efficiencies realized by integration of the businesses, and benefits related to Visa Europe's transition from a member-owned association to a for-profit enterprise. We plan to bring Visa's global capabilities to our European clients, deliver a more seamless experience operating as one single global company and grow our business in that region. As part of the acquisition, we acquired 100% of the share capital of Visa Europe for €12.2 billion ($13.9 billion) and €5.3 billion ($6.1 billion) in preferred stock, with an additional €1.0 billion, plus 4% compound annual interest, to be paid on June 21, 2019.
Capital Structure. In December 2015, we issued $16 billion of senior notes with maturities ranging between two and 30 years, and in June 2016, we issued two new series of preferred stock to Visa Europe's member financial institutions that are convertible into approximately 79 million shares of class A common stock as part of the Visa Europe transaction. We also have plans to raise an additional $2 billion in debt by the end of calendar year 2016, subject to market conditions.
Technology Transformation. At its heart, Visa is a technology company. With the intensifying digital economy and the ubiquity of mobile technology, data and enhanced security driving the future of payments, we embarked on a multi-year journey in 2015 to transform technology at Visa with the main areas of focus on opening our network and creating a digital platform for innovation while at the same time adding layers of security and operational resilience. We have executed on our workforce plan by hiring a total of 1,700 technology employees globally over the past two years, including nearly 750 new college graduates, replacing a significant percentage of our contractor and vendor spend. We are making steady progress on our technology strategic roadmap, resulting in enhanced services for our ecosystem stakeholders and positive impacts to our infrastructure. Since the launch of Visa’s Developer Platform (VDP) in 2015, more than 180 of Visa’s product or service functions are available in API or application program interface format to our clients and partners. We added new services to enable clients to develop support for tokenized transactions and create new and innovative solutions in mobile, ecommerce and digital face-to-face transactions. Cybersecurity remains a top focus and in fiscal 2016 we launched our new Threat Intelligence Fusion Platform, a cyber command and control center that provides integrated cybersecurity operations to further help protect our data and assets. At the same time, new open technologies have been added systematically to our infrastructure and platform components and we continue to bolster the resiliency of our infrastructure and application services to provide high availability of our services for our clients.
How We Work with Partners - Innovation Centers, VDP & API Suite.  To drive new technologies in the payments space and accelerate the proliferation of safe and fast digital payments, we opened new innovation centers in Dubai, Miami and Singapore in fiscal 2016. Along with the San Francisco innovation center and European innovation hubs in London, Tel Aviv and Berlin, these centers foster collaboration with our financial institution clients, partners and developers across the regions to spur creation of the next generation of payments and commerce applications and solutions. In 2016, VDP became generally available, offered application developers around the globe access to Visa technology, services and tools, and provided safe testing environments for the development of new digital payments and commerce solutions. By exposing new and modified APIs through a variety of channels, Visa has made digital payment solutions available to support hundreds of financial institutions and technology partners such as Google, Microsoft and Samsung.
PRODUCTS & SERVICES
Core Products
Debit: Debit cards are issued by banks to allow consumers to access funds held in their demand deposit accounts (DDAs). Debit cards allow consumers to transact without needing cash or checks and without accessing a line of credit. Visa provides the network infrastructure, product support and industry knowledge to help issuers optimize their debit offerings and help consumers and merchants efficiently transact for the purchase of goods and services, whether in person or through online or mobile channels. Across all Visa’s core products, Visa offers security protections that help prevent, detect and resolve fraud. Where applicable, Visa's zero-liability policy protects consumer cardholders from any unauthorized charges.
Credit: Credit cards are issued by banks to allow consumers to access credit to pay for goods and services. Visa does not extend credit; however, we provide combinations of card benefits and brand support, that financial institutions use to support and enable their credit products.  We also partner with our clients on product design, customer segmentation and customer experience design to help financial institutions better deliver products and services that match their consumers’ needs.  In fiscal 2016, we saw significant volume growth from the conversion of the USAA portfolio to Visa and opening of credit acceptance at Costco membership warehouses in the U.S.
Prepaid: Prepaid products draw funds from a designated pool of funds. Prepaid cards can be funded by individuals, corporations or governments. Prepaid cards address many consumer use cases and needs:

General Purpose

Visa Prepaid
4000 1234 5678 9010
4000
12/20
A. MILLER
DEBIT
VISA

- Accepted virtually everywhere Visa cards are accepted
- Behaves very similarly to a debit card in use and consumer value
- Provides access to the broader electronic financial system
- Used by both under-served as well as people seeking products to help with budgeting

Payroll

Visa Payroll
4000 1234 5678 9010
4000
12/20
A. MILLER
DEBIT
VISA

- Alternative to receiving paper paychecks
- Provides access to the broader electronic financial system
- Reduces the need for check cashing services

Government

Visa Government
4000 1234 5678 9010
4000
12/20
A. MILLER
DEBIT
VISA

- Provides recipients of government benefits with an efficient way to receive and use their funds
- Unemployment insurance and child care are common uses for Government prepaid cards

Healthcare

Health Savings Account
4000 1234 5678 9010
4000
12/20
A. MILLER
DEBIT
VISA

- Mainly focused on tax-advantaged health benefit accounts: Health Savings Accounts and Healthcare Flexible Spending Accounts
- Provides easy access to funds for consumers to pay for out-of-pocket expenses, co-pays and deductibles
- Allows control of spend by merchant category, helping ensure that funds are used for permitted healthcare expenses

Commercial: We offer a portfolio of corporate (travel) cards and purchasing card (P-card) products covering all major segments. The Commercial category is not one single product but a portfolio of products designed to bring efficiency, controls and automation to corporate and government travel and procurement processes ranging from employee travel to fully integrated, invoice-based payables.  We support financial institutions, accounts payable platforms, like Bottomline and MineralTree, and technology companies as they build and expand their business-to-business platforms.
Processing Infrastructure
VisaNet authorizes, clears and settles transactions processed by Visa, excluding European domestic transactions, which are routed through the European processing platform. VisaNet consists of multiple synchronized processing centers that are linked by a global telecommunications network and engineered for minimal downtime and uninterrupted connectivity. While Visa Europe's systems are being integrated with our systems, we will continue to maintain mostly separate authorization, clearing and settlement systems from Visa Europe while ensuring interoperability with their processing centers in the United Kingdom (U.K.).
VisaNet is capable of handling more than 65,000 transactions per second reliably, conveniently and securely. In fiscal 2016, Visa processed over 83 billion payment and cash disbursement authorization transactions, which included Europe during the fourth quarter. VisaNet is built on a centralized architecture, enabling us to analyze each authorization we process in real time and provide value-added processing services, such as risk scoring and tokenization. It provides the infrastructure for delivering innovation and other payment system enhancements for domestic payment systems and cross border international transactions globally.
A typical Visa transaction begins when the account holder presents his or her Visa product to a merchant as payment for goods or services. The transaction is then sent to the acquirer and routed over VisaNet or Visa Europe's processing platform to an issuer for an authorization decision. The transaction is either approved or declined and routed back to the acquirer and merchant usually in a matter of seconds.
Transaction Processing Services
Our core transaction processing services involve the routing of payment information and related data to facilitate the authorization, clearing and settlement of transactions between our issuers and acquirers.  Our processing services also address the varied needs of other participants in the evolving payments ecosystem, through such offerings as our merchant gateway and Visa DPS issuer processing. Merchant gateway services, provided through CyberSource, enable merchants to accept, process and reconcile payments, manage fraud and safeguard payment security online and in-store. CyberSource additionally enables acquirers and other partners to offer these services to their merchants. DPS provides comprehensive issuer processing services for participating issuers of Visa debit, prepaid and ATM products. Value-added offerings by DPS to issuer clients include: fraud and risk services, data analytics, marketing campaign management, mobile and digital solutions, back office tools and services, card fulfillment and management, network gateway services, call centers and web hosting solutions. These and other services support our issuers and acquirers and their use of our products, and promote the growth and security of our payments network by expanding the payment value chain and increasing network utilization.
Digital Products
Visa Checkout: Visa Checkout offers consumers an expedited and secure payment experience for online transactions wherever Visa Checkout is enabled. Visa Checkout helps merchants convert higher numbers of consumers to sale, a particularly important issue as digital commerce shifts from desktop devices to mobile devices which have lower conversion rates. At the end of fiscal 2016, Visa Checkout had over 15 million consumer accounts in 21 countries, seven languages and over 1,400 financial institution partners across the globe participating. More than 300,000 merchants, including some of the largest global retailers accept Visa Checkout. In October 2016, we rolled out a redesigned Visa Checkout experience, making it easier for consumers to enroll and complete purchases on mobile devices. We recently announced that we are opening the Visa Checkout platform to clients and partners, allowing them to integrate their digital wallets into Visa Checkout for streamlined authentication and checkout.
Visa Direct: Visa Direct is a push payment product platform that facilitates payer-initiated transactions that are sent directly to the Visa account of the recipient. It supports faster payments use cases like person-to-person (P2P) payments, and disbursements. We are working with key partners, including processors like Fiserv, FIS and Jack Henry & Associates, and originators like Early Warning (EWS), Ingo Money, Hyperwallet, Wells Fargo and QIWI, along with merchants to expand the distribution and usage of push payments.

We are also enabling push payments in developing economies to electronify payments. We recently launched a new service called mVisa in Kenya. First launched in Rwanda in 2014 and India in 2015, mVisa allows consumers to transfer money to merchants in real time using their mobile phones and merchants are able to accept Visa transactions without the need to install card acceptance hardware.
Visa Token Service: The Visa Token Service replaces the card account numbers from the transaction with a token. Tokenization helps to protect consumer financial information and lessen the risk of stolen card credentials. In fiscal 2017, we announced new specifications that allow certified third party service providers such as Gemalto, Giesecke & Devrient and Inside Secure to connect directly to our Token Service and become Token Service Providers (TSP). These TSPs will be able to provide a range of services to support Visa tokens for issuers and token requestors participating in the Visa Token Service, including new account provisioning and life cycle management. By expanding access to the Visa Token Service to new partners, we expect Visa issuers will be able to more quickly and easily offer secure digital payment services across a wide range of solutions.
Merchant Products
Visa has a suite of products and services to help merchants reduce their payment fraud and improve their customer engagement. Visa Advertising Solutions, Visa Commerce Network and CyberSource’s product offerings are examples of Visa’s continued investment to deliver industry-leading products and capabilities to our merchant partners.
Visa launched Visa Advertising Solutions, a service that allows merchants to better target and track the efficacy of their digital campaigns. Visa has partnered with strategic advertising technology leaders to help deliver targeting and measurement capabilities using aggregated and anonymous spend insights. The Visa Commerce Network (VCN) uses Visa’s global payment network to enable merchants to promote relevant offers to acquire new customers, drive loyalty and increase sales.  For example, Uber uses the platform to provide its customers with card-linked offers from local restaurants and retailers.  Qualifying purchases are recognized at the point of sale and rewards are applied to the riders' Uber accounts - eliminating the need for coupons.
CyberSource offers a suite of products and services for merchants to manage online, mobile and in-store payments. CyberSource gateway services enable global payment acceptance of cards and other digital payment types. CyberSource Decision Manager is a comprehensive solution for fraud management including a merchant risk model, rules engine, managed services and solutions for specific categories such as airline fraud. Decision Manager Replay is an analytical tool that allows merchants to compare fraud strategies in real-time using their historical data to test and quantify the expected impact of various risk management strategies. CyberSource additionally offers payment security services including tokenization and payer authentication, commerce services such as tax calculation and recurring billing, and merchant reporting and analytics. CyberSource also offers products and services tailored to the needs of small and mid-sized merchants under the Authorize.Net brand. CyberSource and Authorize.Net capabilities are offered through Visa and our partners.
Risk Products & Payment Security Initiatives
Visa continues to develop our suite of risk products and services to help clients minimize risk and enable secure commerce. Visa Risk Manager is a decision making solution that helps issuers improve loss prevention and profitability through effective, enhanced risk evaluation capabilities. Products like Visa Advanced Authorization evaluate the risk associated with every participating VisaNet transaction. Our case studies have shown that an issuer employing Visa Advanced Authorization can significantly improve fraud detection. In addition to reducing fraud, approval rates can be increased by accepting transactions that were once deemed too risky. For example, in fiscal 2016 we introduced Mobile Location Confirmation, a service that enhances Visa Advanced Authorization by adding geolocation intelligence in real time. Mobile Location Confirmation informs issuers if their participating account holder’s mobile phone is near a purchase location. This new data improves the issuer’s ability to make more informed approve or decline decisions.
We have also extended our fraud prediction capabilities to merchants via Visa Transaction Advisor. Our first implementation of this product is at fuel pumps, whereby we provide a risk indicator to the merchant for each Visa card transaction so the merchant can decide if they would like to require incremental authentication for risky transactions. Fuel merchants using our Visa Transaction Advisor product have seen a significant decline in counterfeit fraud rates and in lost and stolen fraud chargebacks.
Verified by Visa is a solution designed to make online transactions safer by authenticating an account holder’s identity at the time of purchase. It is designed to improve account holder and merchant confidence in online purchases and to reduce disputes and fraud related to the use of Visa payment products. Visa Consumer Authentication Service is a hosted solution for issuers on Verified by Visa transactions delivering protection against online fraud through risk-based authentication. Issuers have full control of when and how they decide to authenticate based on their transaction risk threshold, existing fraud-detection tools, operational requirements and user demands.
We also launched Visa Consumer Transaction Controls in fiscal 2016, which allow account holders to place restrictions on their enrolled cards that define when, where and how those cards can be used to better manage account spending and security. Issuers can utilize this solution across their entire card portfolio.
EMV Migration in the United States: To enhance payment security and mitigate counterfeit fraud, we have been working with U.S. merchants and financial institutions to encourage the adoption of EMV chip payment technology. EMV, which stands for Europay, MasterCard and Visa, is a global standard for chip cards and chip terminals. Chip technology generates a one-time use code for every transaction that is used to authenticate that the transaction is originating from a valid (i.e., not fraudulent) card. Under policies announced by Visa in 2011, effective October 2015, the party that has not adopted the more secure chip technology is responsible for any resulting counterfeit fraud. Over the last year, there has been steady growth in chip card issuance and in the activation of chip-enabled terminals. As of September 30, 2016, more than 373 million Visa chip cards have been issued, making the United States the largest chip card market in the world. Nearly 1.6 million merchant locations in the United States are now chip-enabled, or roughly 30% of all U.S. merchants that accept Visa cards at the physical point of sale. Over 30% of U.S. in-store payment volume is now being processed as chip transactions. We continue to work to help improve the merchant and account holder experience, with the roll out of Quick Chip, a solution designed to reduce the time it takes to complete a chip transaction. We are also working with merchants and acquirers to simplify the terminal certification process, and have taken steps to limit merchants’ exposure to counterfeit fraud liability for those that have had challenges getting terminals certified and activated.
SIGNIFICANT BUSINESS DEVELOPMENTS
CEO Succession. On October 17, 2016, we announced that Alfred Kelly, Jr. will become CEO, effective December 1, 2016, replacing Charles Scharf. Mr. Scharf will serve as an advisor to Mr. Kelly for a period of several months to assist with the transition.
Interchange Multidistrict Litigation. Visa, MasterCard and various U.S. financial institutions are defendants in class and individual actions challenging, among other things, Visa’s and MasterCard’s purported setting of interchange reimbursement fees and certain network rules. In 2012, Visa, MasterCard, various U.S. financial institution defendants, and class plaintiffs signed a settlement agreement to resolve the class plaintiffs’ claims. On January 14, 2014, the U.S. District Court for the Eastern District of New York entered a final judgment order approving the settlement, from which a number of objectors appealed. On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the lower court's certification of the merchant class and reversed the approval of the settlement. The Second Circuit determined that the class plaintiffs were inadequately represented and remanded the case to the lower court for further proceedings not inconsistent with its decision. Prior to November 23, 2016, class plaintiffs may file a petition for writ of certiorari with the U.S. Supreme Court seeking review of the Second Circuit’s decision. Until the appeals process is complete, it is uncertain whether the Company will be able to resolve the class plaintiffs' claims as contemplated by the settlement agreement. See Item 1A—Risk Factors—We may be adversely affected by the outcome of litigation or investigations, despite certain protections that are in place and Item 8—Financial Statements and Supplementary Data—Note 20—Legal Matters of this report for more information.
INTELLECTUAL PROPERTY
We own and manage the Visa brand, which stands for acceptance, security, convenience and universality. Our portfolio of trademarks, in particular our family of Visa marks, our PLUS mark and our Dove design mark, are important to our business. We give our clients access to these assets through agreements with our issuers and acquirers, which authorize the use of our trademarks in connection with their participation in our payments network. We also own a number of patents, patent applications and other intellectual property relating to payment solutions, transaction processing, security systems and other matters. We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.
NET OPERATING REVENUES

Our gross revenues are principally comprised of service revenues, data processing revenues, international transaction revenues and other revenues. Net operating revenues are gross revenues reduced by costs incurred under client incentive arrangements. We have one reportable segment, Payment Services.
Revenue Details
COMPETITION
The global payments industry continues to undergo dynamic change. Existing and emerging competitors compete with Visa for consumers, financial institution clients and merchant participation in our network and payment solutions. Technology and innovation is shifting consumer habits and driving growth opportunities in ecommerce, mobile payments, block chain technology and digital currencies. These advances are enabling new entrants, many of which depart from traditional network payment models. In certain countries, the evolving regulatory landscape is changing how we compete, creating local networks or enabling processing competition.
We compete against all forms of payment. This includes paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:

Global or Multi-Regional Networks, which typically offer a range of branded, general purpose card payment products that can be used at millions of merchant locations around the world. Examples include MasterCard, American Express, Discover and JCB. These competitors may be more concentrated in specific geographic regions, such as JCB in Japan and Discover in the U.S., or have a leading position in certain countries. For example, UnionPay operates the sole domestic acceptance mark in China. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world. The following chart compares our network with these network competitors for calendar year 2015(1):

(1)
UnionPay, which operates primarily within the Chinese domestic market, is not included in this table as Visa currently does not compete in that market under local law. Although we are uncertain how UnionPay reports certain volumes, reportedly its numbers could approach or exceed some of those listed in this chart.

(2)	The data presented are provided by our financial institution clients. Previously submitted information may be updated and all data are subject to review by Visa. Visa Europe data are included.

(3)
MasterCard, American Express, JCB and Discover/Diners Club data sourced from The Nilson Report issue 1085 (April 2016). Includes all consumer and commercial credit, debit and prepaid cards. Some figures are estimates and currency figures are in U.S. dollars. MasterCard excludes Maestro and Cirrus figures. American Express includes figures for third-party issuers. Discover figures consist of U.S. data only and include third-party issuers. JCB figures include third-party issuers and other payment-related products.

Local and regional networks, that operate in many countries, often with the support of government influence or mandate. In some cases, they are owned by financial intuitions. These networks typically focus on debit payment products, have functionality or their brand marks present with the Visa brand on the card or payment device, and may have strong local acceptance and recognizable brands. Examples include STAR, NYCE, and Pulse in the United States, Interac in Canada, and EFTPOS in Australia.
Alternate Payment Providers, which often have a primary focus of enabling payments through ecommerce and mobile channels. These companies may process payments using in-house account transfers between parties, electronic funds transfer networks like the Automated Clearing House (ACH), or global or local networks like Visa. In some cases, these entities are both a partner and a competitor to Visa. Examples include PayPal and Alipay.
Other Electronic Payment Networks like the ACH in the U.S. are often created and governed by local governments. Historically focused on interbank transfers, many are adding capabilities that may make them more competitive for retail payments. We also compete with closed-loop payment systems, wire transfers and electronic benefit transfers.
Payment Processors, where we face competition for the processing of Visa transactions or are not permitted to do so under local regulation. For example, as a result of regulation in Europe under the Second Payment Services Directive (PSD2), we may face competition from other networks, processors and other third-parties who could process Visa transactions directly with issuers and acquirers.
We also face increasingly intense competitive pressure on the prices we charge our financial institution clients. We believe our fundamental value proposition of acceptance, security, convenience and universality offers us a key competitive advantage. We succeed in part because we understand the needs of the individual markets in which we operate. We do so by partnering with local financial institutions, merchants, governments, non-governmental organizations and business organizations to provide tailored solutions to meet their varied needs. We believe Visa is well-positioned competitively, due to our global brand, our broad set of Visa-branded payment products and our proven track record of processing payment transactions securely and reliably through VisaNet.
SEASONALITY
We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal 2016 or fiscal 2015 accounted for more than 30% of our operating revenues in those years.
WORKING CAPITAL
Payments settlement due to and from our financial institution clients can represent a substantial daily working capital requirement. Most U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlement in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For more information on the concentration of our operating revenues and other financial information, see Item 8—Financial Statements and Supplementary Data—Note 13—Enterprise-wide Disclosures and Concentration of Business included elsewhere in this report.
GOVERNMENT REGULATION
As a global payments technology company, we are subject to complex and evolving global regulations in the various jurisdictions in which our products and services are used. The most significant government regulations that impact our business are discussed below. For further discussion of how global regulations may impact our business, see Item 1A—Risk Factors—Regulatory Risks.
Supervisory Oversight of the Payments Industry. Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the U.S., the Federal Financial Institutions Examination Council (FFIEC) has supervisory oversight over Visa under applicable federal banking laws and policies. The federal banking agencies comprising the FFIEC are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa also may be examined by the Consumer Financial Protection Bureau (CFPB) as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries, including Russia, Ukraine, Hong Kong and Europe (as discussed below), have recognized or designated Visa for purposes of various degrees of financial stability regulation as a retail payment system. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil, Mexico and Colombia.
Government-imposed Market Participation and Restrictions. Certain governments, including China, Russia and India, have taken actions to advantage domestic payments systems and/or certain issuers, payments networks or processors, including by imposing regulations that favor domestic providers or that mandate domestic processing be done entirely in that country.
Interchange Rates and Fees. An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the Dodd-Frank Act in the U.S. limits interchange reimbursement rates for certain debit card transactions, the E.U.’s Interchange Fee Regulation (IFR) limits interchange rates in Europe (as discussed below) and the Reserve Bank of Australia has regulated average permissible levels of interchange for over a decade.
Network Exclusivity and Routing. In the U.S., the Dodd-Frank Act limits network exclusivity and preferred routing for the debit and prepaid market segments. Other jurisdictions impose similar limitations, such as the IFR’s prohibition on restrictions that prevent multiple payment brands or functionality on the same card.
No-surcharge Rules. We have historically enforced rules that prohibit merchants from charging higher prices to consumers who pay using Visa products instead of other means. However, merchants’ ability to surcharge varies by geographic market as well as Visa product type, and continues to be impacted by litigation, regulation and legislation.
Privacy and Data Protection. Aspects of our operations or business are subject to privacy, data use and data security regulations, which impact the way we use and handle data, operate our products and services, and even impact our ability to offer a product or service. In addition, regulators are proposing new laws or regulations which could require Visa to adopt certain cybersecurity practices. In many jurisdictions consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost. The European Union’s General Data Protection Regulation, which will become effective in May 2018, will create new individual privacy rights and impose worldwide obligations on companies handling personal data.
Anti-corruption, Anti-money Laundering, Anti-terrorism and Sanctions. We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and other laws, that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, including the U.S. Bank Secrecy Act and the USA PATRIOT Act. In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S.
Internet Transactions. Many jurisdictions have adopted regulations that require payments system participants to monitor, identify, filter, restrict or take other actions with regard to certain types of payment transactions on the Internet, such as gambling and the purchase of cigarettes or alcohol.
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of other issues, including mobile payment transactions, tokenization, money transfer, identity theft, account management guidelines, disclosure rules, security and marketing that could affect our financial institution clients and us.
European Regulations and Supervisory Oversight. In addition, following the Visa Europe acquisition in June 2016, we are subject to complex and evolving regulation of our business in the European Union. Visa Europe has been designated as a Recognized Payment System, bringing it within the scope of the Bank of England’s oversight to ensure the financial stability of the U.K. Visa Europe is also subject to the Eurosystem’s oversight, including the security of payment instruments and ecommerce security policies and scheme rules. Furthermore, Visa Europe is regulated by the U.K.’s Payment Systems Regulator (PSR), which has wide ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the U.K., and ensuring payments meet account holder needs. It also is the regulator responsible for monitoring and enforcing the IFR in the U.K. Outside the U.K., in relation to IFR, Visa is also subject to compliance monitoring by national competent authorities in all markets. The IFR regulates interchange rates within Europe, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization and decision making purposes within the E.U. and imposes limitations on network exclusivity and routing.
There are other regulations in the E.U. that impact our business, as discussed above, including, privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other recent regulatory changes in Europe such as the PSD2 could reduce perceived barriers to entry for emerging, non-card payments.
AVAILABLE INFORMATION
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and its rules and regulations. The Exchange Act requires us to file periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be viewed at http://www.sec.gov. Our corporate website is accessible at http://corporate.visa.com. We make available, free of charge, on our investor relations website at http://investor.visa.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also may include supplemental financial information on our investor relations website at http://investor.visa.com and may use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of our investor relations website, in addition to following SEC filings and publicly available conference calls. The information contained on, or accessible through, our corporate website, including the information contained on our investor relations website, is not incorporated by reference into this report or any other report filed with, or furnished to, the SEC.
ITEM 1A. Risk Factors
Regulatory Risks

Increased regulation of the global payments industry, including with respect to interchange reimbursement fees, operating rules and related practices, could harm our business.
Regulators around the world have been establishing or increasing their authority to regulate certain aspects of the payments industry. See Item 1. Business —Government Regulation for more information. In the U.S. and many other jurisdictions, we have historically set default interchange reimbursement fees. Even though we generally do not receive any revenue related to interchange reimbursement fees in a purchase transaction (those fees are paid by the acquirers to the issuers), interchange reimbursement fees are a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees, whether voluntarily or by mandate, can substantially affect our overall payments volumes and revenues.
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules and practices. For example, in 2011, in accordance with the U.S. Dodd-Frank Act, the U.S. Federal Reserve capped the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points, plus a possible fraud adjustment of 1 cent. This amounted to a significant reduction in the average system-wide interchange reimbursement fees received by large issuers. The Dodd-Frank Act also limited issuers' and our ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacted our business. In 2015, the E.U.’s IFR placed an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross border transactions (30 basis points and 20 basis points, respectively), significantly reducing the fees received by E.U. issuers. E.U. Member States have the ability to further restrict these interchange levels within their territories. More recently, in September 2016, Argentina's Senate approved a bill to reduce existing caps on the merchant discount rate charged by acquirers to 1.5% for credit transactions and zero for debit transactions.
In addition to the regulation of interchange reimbursement fees, a number of regulators impose restrictions on other aspects of our payments business. For example, government regulations or pressure may require or allow other networks to be supported by Visa products or services or to have the other network's functionality or brand marks on our products. As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. In addition, the E.U.’s requirement to separate scheme and processing adds costs and could impact the efficient integration of Visa Europe; the execution of our commercial, innovation and product strategies; our ability to provide effective customer service; and the amount of data available for use in fraud and risk systems and loyalty services.
We are also subject to central bank oversight in the U.K. and the E.U. This oversight could result in new governance, reporting, licensing, cybersecurity, processing infrastructure, capital or credit risk management requirements. We could also be required to adopt policies and practices designed to mitigate settlement and liquidity risks, including increased requirements to maintain sufficient levels of capital and financial resources locally. Increased central bank oversight could also lead to new or different criteria for financial institution participation in, and access to our payments system. Additionally, regulators in other jurisdictions are considering or adopting approaches based on similar regulatory principles.
Regulators around the world increasingly take note of each other’s approaches to regulating the payments industry. Consequently, a development in one jurisdiction may influence regulatory approaches in another. The risks created by a new law or regulation in one jurisdiction have the potential to be replicated and to negatively affect our business in another jurisdiction or in other product offerings. The U.S. Dodd-Frank Act and the E.U. IFR are developments with such potential, as are approaches taken by regulators in Australia, Canada and other countries. See Note 20—Legal Matters of this report. Similarly, new regulations involving one product offering may prompt regulators to extend the regulations to other product offerings. For example, credit payments could become subject to the same regulation as debit payments. Additionally, regulation in an individual country could continue and expand. For example, in Australia the Reserve Bank of Australia (RBA) initially capped credit interchange, but subsequently capped debit interchange as well.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. This may increase the attractiveness of other payments systems, such as our competitors' closed-loop payments systems with direct connections to both merchants and consumers. We believe some issuers may react to such regulations by charging new or higher fees to consumers, making our products less appealing to consumers. Some acquirers may elect to charge higher merchant discount rates regardless of the Visa interchange reimbursement rate, causing merchants not to accept our products or to steer customers to alternate payments systems or forms of payment. In addition, in an effort to reduce the expense of their card programs, some issuers and acquirers have obtained, and may continue to obtain, incentives from us and reductions in the fees that we charge, which may directly impact our revenues. For these reasons, increased global regulation of the payments industry may make our products less desirable, diminish our ability to compete, reduce our transaction volumes and harm our business.
Government-imposed restrictions on payment systems may prevent us from competing against providers in certain countries.
Governments in various jurisdictions, such as in Asia and the Gulf Cooperation Countries in the Middle East, protect certain domestic payment card networks, brands and processors. These governments may impose regulatory requirements that favor domestic providers or that mandate domestic payments processing be done entirely in that country, which would prevent us from overseeing the end-to-end processing of certain transactions. In China, for example, UnionPay continues to enjoy advantages over other international networks, remains the sole processor of domestic payment card transactions and operates the sole domestic acceptance mark. Though the Chinese State Council has announced that international schemes, such as Visa would be able to participate in the domestic market and be eligible to apply for a license to operate a Bank Card Clearing Institution (BCCI) in China, the full implementation guidelines for BCCI’s have yet to be finalized. In Russia, legislation has effectively prevented us from processing in the domestic market and mandated that we migrate our domestic processing business to the state-owned NSPK (or national payment card system), which is the only entity allowed to process domestically.
Due to our inability to oversee the end-to-end processing of transactions for cards carrying our brands in these countries, we depend on our close working relationships with our clients or third party processors in these regions to ensure transactions involving our products are processed effectively. National laws that protect domestic processing may increase our costs, decrease the number of Visa products issued or processed, impede us from utilizing our global processing capabilities and control the quality of the services supporting our brands, restrict our activities, force us to leave countries or prevent us from entering new markets, all of which could harm our ability to operate our business, maintain or increase our revenues globally and extend our global brands.
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. See Item 1—Business—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us (and on our clients and other third parties) could limit our ability to enforce our payments system rules or require us to adopt new rules or change existing rules, and it may increase our compliance costs and reduce our revenue opportunities. We may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use or protection and associated product technology. As a result, the Visa Rules and our other contractual commitments may differ from country to country or by product offering. Complying with these and other regulations increases our costs and can reduce our revenue opportunities. Further, as regulations change, they may affect our existing contractual arrangements.
If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our product offerings, services and fees, and other important aspects of our business in the various regions where we operate. Our compliance programs and policies are designed to support our compliance with a wide array of regulations and laws, and we continually enhance our compliance programs as regulations evolve. However, we cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal penalties, litigation and damage to our global brands and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could reduce the number of Visa products our clients issue, the volume of payments we process and our revenue; negatively impact our brands and our competitive positioning; and limit the types of products and services that we offer, the countries in which our products are used and the types of customers and merchants who can obtain or accept our products, all of which could harm our business.
We may be subject to tax examinations or disputes, or changes in the tax laws.

We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may limit their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service, the U.K.’s HM Revenue & Customs as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could harm our cash flow and financial position. In addition, changes in existing laws, such as recent proposals for fundamental U.S. and international tax reform or those resulting from the Base Erosion and Profit Shifting (BEPS) project being conducted by the Organization for Economic Cooperation and Development, may also increase our effective tax rate. A substantial increase in our tax payments could have a material, adverse effect on our financial results. See also Note 19—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations, despite certain protections that are in place.
We are involved in numerous civil actions and government investigations alleging violations of competition and antitrust law, consumer protection law and intellectual property law, among others. Details of the claims and the status of those proceedings are described more fully in Note 20—Legal Matters. Legal and regulatory proceedings and investigations are inherently uncertain, expensive and disruptive to our operations. In the event we are found liable in any material litigation, proceedings or investigations, particularly in a large class action lawsuit or an antitrust claim entitling the plaintiff to treble damages, we may be required to pay significant awards or settlements. In addition, settlement terms, judgments or pressures resulting from legal proceedings or investigations may require us, to modify the default interchange reimbursement rates we set, revise the Visa Rules or the way in which we enforce our rules, modify our fees or pricing, or modify the way we do business, which may harm our business. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation asserted against them, even if Visa is not a defendant.
For certain litigation matters like the U.S. covered litigation and the VE territory covered litigation, which are described in Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters, we have certain protections provided for in the respective retrospective responsibility plans. The two retrospective responsibility plans are different in the protections they provide and the mechanisms by which we are able to either fund the settlements and judgments in the case of the U.S. covered litigation or recoup covered losses in the case of the VE territory covered litigation. The failure of one or both of the retrospective responsibility plans to adequately insulate us from the impact of such settlements, judgments, losses or liabilities could materially harm our financial condition or cash flows, or even cause us to become insolvent.
Business Risks
We face intense competition in our industry.
The global payments space is intensely competitive. As technology evolves, new competitors emerge and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic funds, virtual currency payments, global or multi-regional networks, other closed-loop payments systems, and alternative payment providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, emerging payment providers and other digital and technology companies. Many of these providers have developed payments systems enabled through online activity in ecommerce and mobile channels, and are seeking to expand into other channels that compete with or replace our products and services.
Additionally, some of our competitors may develop substantially better technology, more widely adopted delivery channels or have greater financial resources. They may offer a wider range of programs, products and services, including some that are more innovative. They may use advertising and marketing strategies that are more effective than ours, achieving broader brand recognition, and greater issuance and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements.
Certain of our competitors operate with different business models, have different cost structures or participate in different market segments. Those business models may ultimately prove more successful or more adaptable to regulatory, technological and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit or otherwise hinder our ability to compete for transactions within certain countries and regions.
Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets and certain alternate payments systems, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the U.S. Dodd-Frank Act or the U.S. Federal Reserve’s Faster Payments initiatives may provide them with increased opportunities to derive competitive advantages from these business models. Similarly, regulation in Europe under PSD2 and in the U.K. through the PSR may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on potential competitors. We also run the risk of disintermediation due to factors such as emerging technologies, including mobile payments, alternate payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing payments. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
We expect the competitive landscape to continue to shift and evolve. For example:

•
competitors, clients and others are developing alternative payment networks or products that could disintermediate us from the transaction processing or the value-added services we provide to support such processing. Examples include initiatives like The Clearing House, an ACH-based payment system comprised of large financial institutions, and EWS, an alternative to an ACH payment system that provides faster funds or real-time payments across P2P, corporate and government disbursement, bill pay and deposit check transactions;

•	similarly, multiple countries are developing or promoting ACH-based real-time payment systems or mandating local networks with clients that also present a risk of disintermediation to our business;

•	parties that process our transactions may try to minimize or eliminate our position in the payments value chain;

•
parties that access our payment credentials, tokens and technologies, including clients, technology solution providers or others might be able to migrate account holders and other clients to alternate payment methods or utilize our payment credentials, tokens and technologies to establish or help bolster alternate payment methods and platforms;

•
competitors, clients and others may develop methods to use our payment credentials, tokens and technologies to compete with, impair or replace digital payment products that use and support our network and processing over our network;

•	we may need to adjust our local rules and practices to remain competitive amidst evolving regulatory landscapes and competitors’ practices;

•	we may be asked to develop or customize certain aspects of our payment services for use by our customers, processors or other third parties, thereby increasing operational costs;

•
we may need to agree to business arrangements with terms less protective of Visa’s proprietary technology and interests in order to compete with others, including those with issuers and with competing networks;

•
participants in the payments industry may merge, form joint ventures or enable or enter into other business combinations that strengthen their existing business propositions or create new, competing payment services;

•
competition may increase from alternate types of payment services, such as mobile payment services, ecommerce payment services, P2P payment services, faster payment initiatives and payment services that permit ACH payments or direct debit of consumer checking accounts;

•	new players and intermediaries in the payments value chain may redirect transactions or steer participants away from our network;

•
we may face increasing risk of others asserting their intellectual property rights and potential litigation, as market entrants include technology companies and companies from industries where patent rights are actively asserted;

•	as this landscape is quickly evolving, we may not be able to foresee or respond sufficiently to emerging risks associated with new business, products, services and practices; or

•
new or revised industry standards related to EMV-chip payment technology, cloud-based payments, tokenization or other technologies set by organizations such as the International Organization for Standardization, American National Standards Institute and EMVCo may result in additional costs and expenses for Visa and its clients, or otherwise negatively impact the functionality and competitiveness of our products and services.

Our failure to compete effectively in light of any such developments could harm our business and prospects for future growth.
Our revenues and profits are dependent on our client and merchant base, which may be costly to win, retain and maintain.
Our financial institution clients and merchants can reassess their commitments to us at any time or develop their own competitive services. While we have certain contractual protections, our clients, including some of our largest clients, generally have flexibility to issue non-Visa products. Further, in certain circumstances, our financial institution clients may decide to terminate our contractual relationship on relatively short notice without paying significant early termination fees. Because a significant portion of our operating revenues is concentrated among our largest clients, the loss of business from any one of these larger clients could harm our business, results of operations and financial condition.
In order to stay competitive, we offer incentives to our clients to increase payments volume, enter new market segments and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts and rebates, credits, performance-based incentives, marketing and other support payments that impact our revenues and profitability. In addition, we offer incentives to certain merchants or acquirers to win routing preference in situations where other network functionality is enabled on our products and there is a choice of network routing options. Market pressures on providing incentives, fee discounts and rebates could moderate our growth. If we are not able to implement cost containment and productivity initiatives in other areas of our business or increase our volumes in other ways to offset the financial impact of these incentives, fee discounts and rebates, it may harm our net revenues and profits.
In addition, it may be difficult or costly for us to acquire or conduct business with financial institutions or merchants that have longstanding exclusive, or nearly exclusive, relationships with our competitors. These financial institutions or merchants may be more successful and may grow more quickly than our existing clients or merchants. In addition, if there is a consolidation or acquisition of one or more of our largest clients or co-brand partners by a financial institution client or merchant with a strong relationship with one of our competitors, it could result in our business shifting to a competitor, which could put us at a competitive disadvantage and harm our business.
Merchants' and processors' continued push to lower acceptance costs and challenge industry practices could harm our business.
We rely in part on merchants and their relationships with our clients to maintain and expand the acceptance of Visa products. Certain large retail merchants have been exercising their influence in the global payments system to attempt to lower their acceptance costs by lobbying for new legislation, seeking regulatory enforcement, filing lawsuits and in some cases, refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses and issuers may decrease their issuance of our products. In the U.S., the cost of payment card acceptance has emerged in the context of payment security. A number of merchant trade associations claim that EMV cards without PIN cardholder verification are not worth the investment. The October 2015 liability shift and ongoing transition to EMV resulted in calls for a PIN verification mandate. More recently, U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process. Some policymakers have called upon U.S. competition authorities to consider potential concerns arising from the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council. Additionally, some merchants and processors have pushed for changes to industry practices and our requirements for Visa acceptance at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transaction, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers' usage of our products, lead to regulatory enforcement and/or litigation, increase our compliance and litigation expenses, and harm our business.
We depend on relationships with our financial institution clients, acquirers, merchants and other third parties.
We depend significantly on relationships with our financial institution clients and on their relationships with customers and merchants to support our programs and services and thereby compete effectively in the marketplace. Our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For example, in the U.S., the EMV migration has been resisted by certain merchants, leading to conflicts and litigation concerning the timing and scope of the liability shift, chargebacks and debit routing, among others.
We engage in discussions with merchants, acquirers and processors to provide incentives to promote routing preference and acceptance growth. We engage in many payment card co-branding efforts with merchants, who receive incentives from us. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to continue to engage in these discussions in order to sustain and grow these relationships.
In addition, we depend on third parties, including suppliers, and our financial institution clients to provide various services associated with our payments network, on our behalf. To the extent that such parties fail to perform or deliver adequate services, our business and reputation could be harmed.
If we are not able to maintain and enhance our brands, if events occur that damage our reputation or brands or we experience brand disintermediation, it could harm our business.
Our brands are globally recognized and are key assets of our business. We believe that our clients and customers associate our brands with acceptance, security, convenience and universality. Our success depends in large part on our ability to maintain the value of our brands and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The increased use or popularity of products that we have developed in partnership with large technology and financial institution companies could result in consumer confusion or brand disintermediation and decrease the value of our brand. In addition, our brands and reputation may be negatively impacted by a number of factors, including data security breaches, compliance failures, negative perception of our industry or the industries of our clients, actions by clients or other third parties, such as sponsorship partners, that do not reflect our views or are inconsistent with our own business practices, and fraudulent or other illegal activity using our payment products. If we are unable to maintain our reputation, or if events occur that damage our reputation, the value of our brands may be impaired, which could harm our relationships with clients, customers and the public, as well as impact our business.
Global economic, political, market and social events or conditions may harm our business.
Our revenues are dependent on the volume and number of payment transactions made by customers, governments and businesses, whose spending patterns may be affected by prevailing economic conditions. In addition, almost half of our operating revenues are earned outside the U.S. International transaction revenues represent a significant part of our revenue and are an important part of our growth strategy. Therefore, adverse macroeconomic conditions, including recessions, inflation, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, or slowdown of global trade, could decrease consumer and corporate confidence and reduce consumer, government and corporate spending, which have a direct impact on our revenues. In addition, outbreaks of illnesses, pandemics or other local or global health issues like the Zika virus, political uncertainties like Brexit, international hostilities, armed conflict, or unrest, and natural disasters could impact our operations, our clients and our activities in a particular location. These events could also reduce cross-border travel and spend, which impacts our international transaction revenues, which are generated by processing cross-border payments and cash volume transactions, as well as from foreign currency exchange transactions. Any such decline in cross-border activity could impact the number of cross-border transactions we process and our foreign currency exchange activities, and in turn reduce our revenues.
A decline in economic conditions could impact our clients as well, and their decisions to reduce the number of cards, accounts and credit lines of their account holders, which ultimately impact our revenues. They may also implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced, value-added services from us.
Any events or conditions that impair the functioning of the financial markets, tighten the credit market or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital. If clients default on their settlement obligations, it may also impact our liquidity. Any of these events could adversely affect the growth of our volumes and revenue.
Our indemnification obligation to fund settlement losses of our clients exposes us to significant risk of loss and may reduce our liquidity.
We indemnify issuers and acquirers for any settlement loss they suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa Rules. In certain instances, we may indemnify issuers or acquirers even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. Our indemnification exposure is generally limited to the amount of unsettled Visa payment transactions at any point in time. Concurrent settlement failures involving more than one of our largest clients, several of our smaller clients or systemic operational failures lasting more than a single day could cause us to exceed our available financial resources, which could negatively impact our financial position. Even if we have sufficient liquidity to cover a settlement failure, we may be unable to recover the amount of such payment. This could expose us to significant losses and harm our business. See Note 11—Settlement Guarantee Management to our consolidated financial statements included in Item 8 of this report.
The United Kingdom’s proposed withdrawal from the European Union could harm our business and financial results.
In June 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the E.U., with voters approving withdrawal from the E.U. (commonly referred to as Brexit). The U.K. government is working towards triggering Article 50 of the Lisbon Treaty, which will commence the official E.U. withdrawal process. Uncertainty over the terms of the U.K.’s departure from the E.U. could harm our business and financial results. In addition, other E.U. member countries may consider referendums regarding their E.U. membership. Any of these events, along with any political changes that may occur as a result of Brexit, could cause political and economic uncertainty in Europe. As a result, our operations in the U.K., resulting from the recent acquisition of Visa Europe, as well as our global operations, could be impacted.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar. The strengthening of the U.S. dollar relative to the British pound and other currencies may harm our results of operations as the local currency results of our international operations may translate into fewer U.S. dollars. Uncertainty over Brexit and currency fluctuations could also impact our clients, who may curtail or postpone investments in growing their credit portfolios, limit credit lines, modify fees and loyalty programs, or take other actions that harm our volume and revenue.
In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the U.K. and E.U. We, as well as our clients who have significant operations in the U.K., may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the E.U. and as a result, our Visa Rules and contractual commitments in the U.K. may be impacted. In addition, because we conduct business in and have operations in the U.K., we may need to apply for regulatory authorization and permission in separate E.U. Member States. These factors may impact our ability to operate in the E.U. and U.K. seamlessly. Any of these effects of Brexit, among others, could harm our business and financial results.
Technology and Information Security Risks
Failure to anticipate, adapt to or keep pace with new technologies in the payments industry could harm our business and impact our future growth.

The global payments industry is undergoing significant and rapid technological change, including mobile and other proximity payment and acceptance technologies, ecommerce, tokenization, crypto-currency, distributed ledger and blockchain technologies, and as a result we expect new services and technologies to continue to emerge and evolve. In addition to our own initiatives and innovations, we work closely with third parties, including some potential competitors, for the development of and access to new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted. It is also difficult to predict how these technologies may be regulated. Moreover, some of these new technologies could be subject to intellectual property-related lawsuits or assertions, potentially impacting our development efforts and/or requiring us to obtain licenses. If we or our partners fail to adapt or keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, and harm our business and impact our future growth.
A failure in or breach of our networks or systems, including as a result of cyber-attacks, could harm our business.
Our information security and processing systems, as well as those of our clients, merchants and other third-party service providers, may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, worms or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. Our visibility and role in the global payments industry may also put us at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. Additionally, several merchants have encountered substantial cybersecurity breaches and re-breaches affecting their customers, some of whom were Visa account holders. Although these merchant breaches have not had a direct, material impact on us, we believe these incidents are likely to continue and we may be unable to predict the direct or indirect impact of these future attacks to our business. We may also be impacted by breaches of our financial institution clients and third-party processors that affect the broader payment system.
In addition, numerous and evolving information security threats, including advanced and persistent cyber-attacks, particularly on our internet-facing and reliant applications, could compromise the confidentiality, availability and integrity of our data. The security measures and procedures we, our clients, merchants and other service providers have in place to protect sensitive account holder data and other information may not be successful or sufficient to counter all data breaches, cyber-attacks or system failures. Although we devote significant resources to our information security program and have implemented security measures to protect our systems and data, there can be no assurance that our efforts will prevent these known or unknown threats.
If we are sued in connection with any data security breach, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices, any of which could harm our business. In addition, any reputational damage resulting from an account data breach, cyber-attack or system failure at one or more of our clients, merchants or other third parties could decrease the use and acceptance of our products, which could harm our payments volume, revenues and future growth prospects. Finally, a breach may also subject Visa to additional regulations or governmental or regulatory investigations, which could result in significant compliance costs, fines or enforcement actions or potential restrictions imposed by regulators on our ability to process transactions.
We may experience errors, interruptions, delays or cessations of service in our information technology infrastructure and processing systems, which could significantly disrupt our operations; impact our clients and customers; damage our reputation; result in litigation, violations of applicable privacy and other laws, and regulatory fines or penalties; decrease the overall use and acceptance of our products; and be costly, time consuming and difficult to remedy. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets and data through our current business continuity program. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise.
Structural and Organizational Risks
Failure to maintain interoperability with Visa Europe's systems during the integration phase of our acquisition could damage the business and global perception of our brands.

While Visa Europe's systems are being integrated with our legacy systems, we and Visa Europe will continue to maintain mostly separate authorization, clearing and settlement systems. As a result, we have to ensure that the two systems can process every transaction involving both of our territories, regardless of where it originates. Visa Europe's independent system operations could present challenges to our business in the event of increasing costs or difficulties in maintaining the interoperability of our respective systems during the integration phase. The separation of payment card scheme and processing may also exacerbate this risk. Any inconsistency in the payment processing services and products between Visa Europe and our legacy operations could negatively affect the experience of customers using Visa products globally. Failure to authorize, clear and settle inter-territory transactions quickly and accurately could harm our business and impair the global perception of our brands.
We may not achieve the anticipated benefits of the Visa Europe acquisition or those of our other strategic investments or acquisitions, and may face other risks and uncertainties as a result.
In June 2016, we acquired 100% of the share capital of Visa Europe. We believe the acquisition positions us to create additional value through increased scale, efficiencies realized by the integration of both businesses, and benefits related to Visa Europe’s transition from an association to a for-profit enterprise, although there can be no guarantee that we will realize these benefits. In addition, we may make other strategic investments or acquisitions, which like the Visa Europe acquisition are inherently risky and subject to many factors outside our control. The Visa Europe acquisition involves, and any future strategic endeavors may involve, significant risks and uncertainties, which could include:

•	disruption to our ongoing business, including diversion of resources and management’s attention from our existing business;

•	greater than expected investment of resources or operating expenses;

•	failure to develop the acquired business adequately;

•	difficulty implementing controls, procedures and policies at the acquired company;

•	challenges of integrating new employees, business cultures, business systems and technology;

•	failure to retain employees, clients or partners of the acquired business;

•
in the case of foreign acquisitions such as the acquisition of Visa Europe, risks related to the integration of operations across different cultures and languages, and the economic, political and regulatory risks associated with operating in new regions or countries. For more information on regulatory risks, please see Item 1—Business—Government Regulations and Item 1A—Risk Factors—Regulatory Risks above;

•	discovery of unidentified issues after the acquisition or investment was made;

•
failure to mitigate the liabilities of the acquired business; for example, while we have attempted to mitigate the risk of loss associated with certain Visa Europe litigation through the issuance of the preferred stock, there can be no guarantee that the liabilities associated with that litigation will not exceed the value of such preferred stock;

•	dilutive issuance of equity securities, if new securities are issued;

•	potential incurrence of debt, including the substantial amount of debt incurred in connection with the Visa Europe acquisition;

•	negative impact on our financial position and/or statement of operations; and

•	anticipated benefits or value of the investment or acquisition not materializing.
We may be unable to attract, hire and retain a highly qualified and diverse workforce, including key management.

The talents and efforts of our employees, particularly our key management, are vital to our success. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent, or failure to develop and implement an adequate succession plan for the management team, could disrupt our operations and adversely affect our business and our future success.
The conversions of our class B and class C common stock or series B and series C preferred stock into shares of class A common stock would result in voting dilution to, and could impact the market price of, our existing class A common stock.
The market price of our class A common stock could fall as a result of many factors. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. In connection with the acquisition of Visa Europe, we issued series B and series C preferred stock, which will become convertible into class A common stock in stages based on developments in current and potential litigation and will become fully convertible no later than 2028 (subject to a holdback to cover any pending claims). Conversion of our class B and class C common stock into class A common stock, or our series B and series C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which could adversely affect the market price of our existing class A common stock and would dilute the voting power of existing class A common stockholders.
Holders of our class B and C common stock and series B and series C preferred stock may have different interests than our class A common stockholders concerning certain significant transactions.
Although their voting rights are limited, holders of our class B and C common stock and, in certain specified circumstances, holders of our series B and series C preferred stock, can vote on certain significant transactions. With respect to our class B and C common stock, these transactions include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required under Delaware law. With respect to our series B and series C preferred stock, voting rights are limited to proposed consolidations or mergers in which holders of the series B and series C preferred stock would either (i) receive shares of stock or other equity securities with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock or (ii) receive securities, cash or other property that is different from what our class A common stockholders would receive. Because the holders of classes of capital stock other than class A common stock are our current and former financial institution clients, they may have interests that diverge from our class A common stockholders. As a result, the holders of these classes of capital stock may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with interests of our class A common stockholders.
Delaware law, provisions in our certificate of incorporation and bylaws, and our capital structure could make a merger, takeover attempt or change in control difficult.
Provisions contained in our certificate of incorporation and bylaws, and our capital structure could delay or prevent a merger, takeover attempt or change in control that our stockholders may consider favorable. For example, except for limited exceptions:

•
no person may beneficially own more than 15% of our class A common stock (or 15% of our total outstanding common stock on an as-converted basis), unless our board of directors approves the acquisition of such shares in advance;

•	no competitor or an affiliate of a competitor may hold more than 5% of our total outstanding common stock on an as-converted basis;

•	the affirmative votes of the class B and C common stock and series B and series C preferred stock are required for certain types of consolidations or mergers;

•	our stockholders may only take action during a stockholders’ meeting and may not act by written consent; and

•	only the board of directors, Chairman or CEO may call a special meeting of stockholders.

ITEM 1B.	Unresolved Staff Comments
Not applicable.

ITEM 2.	Properties
At September 30, 2016, we owned and leased approximately 3.9 million square feet of office and processing center space in 67 countries around the world, of which approximately 2.0 million square feet are owned and the remaining 1.9 million square feet are leased. Our corporate headquarters is located in the San Francisco Bay Area and consists of four buildings that we own, totaling 0.9 million square feet, and 0.1 million square feet of office space that we lease. We also own an office building in Miami, Florida, totaling approximately 0.2 million square feet.
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
Price Range of Common Stock
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At November 9, 2016, we had 362 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in "street name" by banks and brokers. The following table sets forth the intra-day high and low sale prices for our class A common stock in each of our last eight fiscal quarters:

Fiscal 2016	High	Low
First Quarter	$81.01	$68.36
Second Quarter	$77.00	$66.12
Third Quarter	$81.73	$73.25
Fourth Quarter	$83.79	$73.83

Fiscal 2015	High	Low
First Quarter	$67.33	$48.80
Second Quarter	$69.66	$61.29
Third Quarter	$70.69	$64.35
Fourth Quarter	$76.92	$60.00
There is currently no established public trading market for our class B or class C common stock. There were 1,656 and 676 holders of record of our class B and class C common stock, respectively, as of November 9, 2016.
Dividend Declaration and Policy
During the fiscal years ended September 30, 2016 and 2015, we paid the following quarterly cash dividends per share of our class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock, on an as-converted basis) to all holders of record of our common and preferred stock on the respective record dates.

Fiscal 2016	Dividend Per Share
First Quarter	$0.14
Second Quarter	$0.14
Third Quarter	$0.14
Fourth Quarter	$0.14

Fiscal 2015	Dividend Per Share
First Quarter	$0.12
Second Quarter	$0.12
Third Quarter	$0.12
Fourth Quarter	$0.12
Additionally, in October 2016, our board of directors declared a quarterly cash dividend of $0.165 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis) payable on December 6, 2016, to holders of record as of November 18, 2016 of our common and preferred stock.
Subject to legally available funds, we expect to continue paying quarterly cash dividends on our outstanding common and preferred stock in the future. However, the declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, settlement indemnifications, operating results, available cash and current and anticipated cash needs.
Issuer Purchases of Equity Securities
The table below sets forth the Company's purchases of common stock during the quarter ended September 30, 2016.

Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs (2),(3)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (2),(3)
July 1-31, 2016	2,597,645	$77.65	2,574,980	$7,122,065,457
August 1-31, 2016	8,280,851	$79.85	8,279,268	$6,460,797,525
September 1-30, 2016	9,648,865	$82.37	9,648,865	$5,665,815,457
Total	20,527,361	$80.76	20,503,113

(1)
Includes 24,248 shares of class A common stock withheld at an average price of $78.23 per share (per the terms of grants under the Visa 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2016, for the Visa 2007 Equity Incentive Compensation Plan (the "EIP") and the Visa Inc. Employee Stock Purchase Plan (the "ESPP"), which were approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders. For a description of the awards issued under the EIP and the ESPP, see Note 16—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Plan Category	(a) Number Of Shares Of Class A Common Stock Issuable Upon Exercise Of Outstanding Options And Purchase Rights		Weighted-Average Exercise Price Of Outstanding Options And Purchase Rights		Number Of Shares Of Class A Common Stock Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by stockholders	9,221,389	(1)	$38.42	(2)	170,655,889	(3)

(1)
Includes 8,876,484 outstanding options under the EIP and 344,905 outstanding purchase rights under the ESPP. In addition, the EIP authorizes the issuance of restricted stock, restricted stock units, performance shares and other stock-based awards. The maximum number of shares issuable as of September 30, 2016, pursuant to outstanding restricted stock units and performance shares, totals 3,146,954 and 1,042,012, respectively.

(2)
Does not include the weighted-average exercise price of the outstanding purchase rights under the ESPP as the exercise price is based on the future stock price, net of discount, at the end of each monthly purchase over the offering period.

(3)
In January 2015, the Company's class A stockholders approved the ESPP which permits eligible employees to purchase shares of Class A common stock at a 15% discount to the stock price on the purchase date, subject to certain restrictions. See Note 16—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. As of September 30, 2016, 152 million shares and 19 million shares were available for issuance under the EIP and the ESPP, respectively.

ITEM 6.	Selected Financial Data
The following table presents selected Visa Inc. financial data for the past five fiscal years. The data below should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this report.
Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2016 (1),(2)	2015 (2),(3)	2014 (2),(4)	2013 (2)	2012 (5)
	(in millions, except per share data)
Operating revenues	$15,082	$13,880	$12,702	$11,778	$10,421
Operating expenses	$7,199	$4,816	$5,005	$4,539	$8,282
Operating income	$7,883	$9,064	$7,697	$7,239	$2,139
Net income	$5,991	$6,328	$5,438	$4,980	$2,144
Basic earnings per share—class A common stock(6)	$2.49	$2.58	$2.16	$1.90	$0.79
Diluted earnings per share—class A common stock(6)	$2.48	$2.58	$2.16	$1.90	$0.79

	At September 30,
Balance Sheet Data:	2016 (2)	2015 (2),(3)	2014 (2),(4)	2013 (2)	2012 (5)
	(in millions, except per share data)
Total assets	$64,035	$39,367	$37,543	$35,495	$38,002
Accrued litigation	$981	$1,024	$1,456	$5	$4,386
Total equity	$32,912	$29,842	$27,413	$26,870	$27,630
Dividend declared and paid per common share(6)	$0.56	$0.48	$0.40	$0.33	$0.22

(1)
We did not include Visa Europe's financial results in our consolidated statement of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. Our consolidated statement of operations for fiscal 2016 does include Visa Europe's financial results for the three months ended September 30, 2016. Further, our financial results for fiscal 2016 include the impact of several significant one-time items. See Overview within Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

(2)
During fiscal 2013, we made payments from the U.S. litigation escrow account totaling $4.4 billion in connection with the U.S. covered litigation. During fiscal 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings. Certain merchants in the settlement classes objected to the settlement and filed opt-out claims. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received and deposited into the U.S. litigation escrow account, and a related increase in accrued litigation to address the opt-out claims were recorded in the second quarter of fiscal 2014. An additional accrual of $450 million associated with these opt-out claims was recorded in the fourth quarter of fiscal 2014. Payments totaling $528 million were made from fiscal 2014 through 2016 from the U.S. litigation escrow account reflecting settlements with a number of individual opt-out merchants, resulting in an accrued balance of $978 million related to U.S. covered litigation as of September 30, 2016. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(3)	During fiscal 2015, we recorded a tax benefit of $296 million resulting from the resolution of uncertain tax positions with taxing authorities, of which $239 million relates to prior fiscal years.

(4)
During fiscal 2014, we recorded a $264 million tax benefit related to a deduction for U.S. domestic production activities, of which $191 million was a one-time tax benefit related to prior fiscal years.

(5)
During fiscal 2012, we recorded: a one-time, non-cash tax benefit of $208 million related to the remeasurement of our net deferred tax liabilities; a U.S. covered litigation provision of $4.1 billion and related tax benefits; and the reversal of previously recorded tax reserves and interest, which increased net income by $326 million.

(6)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” "us," “our” and the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.
Overview
Visa is a global payments technology company that connects consumers, merchants, financial institutions, businesses, strategic partners and government entities in more than 200 countries and territories to fast, secure and reliable electronic payments. We enable global commerce through the transfer of value and information among these participants. Our advanced transaction processing network facilitates authorization, clearing and settlement of payment transactions and enables us to provide our financial institution and merchant clients a wide range of products, platforms and value-added services.
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during fiscal 2016 reflects the impacts of continued uneven and tepid economic growth.
Visa Europe acquisition. On June 21, 2016, we acquired 100% of the share capital of Visa Europe. The purchase price consisted of: (a) at the closing of the transaction (Closing), up-front cash consideration of €12.2 billion ($13.9 billion) and preferred stock convertible upon certain conditions into class A common stock or class A equivalent preferred stock, equivalent to a value of €5.3 billion ($6.1 billion) at the closing stock price of $77.33 on June 21, 2016, and (b) following the third anniversary of the Closing, an additional €1.0 billion, plus 4% compound annual interest. The preferred stock conversion rates may be reduced from time to time to offset certain liabilities, if any, which may be incurred by us, Visa Europe or its affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory before the Closing. As part of the acquisition, we also entered into the U.K. loss sharing agreement with Visa Europe and certain of Visa Europe’s members located in the United Kingdom to compensate us for certain losses which may be incurred by us or Visa Europe as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom before the Closing. Our consolidated balance sheets reflect the consolidation of Visa Europe as of September 30, 2016. We did not include Visa Europe's financial results in our consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. Our consolidated statements of operations include the financial results of Visa Europe for the three months ended September 30, 2016. See Note 2—Acquisition of Visa Europe, Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements.
Debt issuance. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Interest on these notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14, commencing June 14, 2016. The net aggregate proceeds of $15.9 billion, after deducting discounts and debt issuance costs, were used to fund the upfront cash portion of the purchase price for the acquisition of Visa Europe and for general corporate purposes, including share repurchases. See Note 4—Fair Value Measurements and Investments and Note 9—Debt to our consolidated financial statements.
Financial highlights. Our financial results for fiscal 2016 include the impact of several significant one-time items. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share are shown in the table below.

	Fiscal Year Ended September 30,			% Change(1)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions, except percentages)
Net income, as reported	$5,991	$6,328	$5,438	(5)%	16%
Diluted earnings per share, as reported(2)	$2.48	$2.58	$2.16	(4)%	20%

Net income, as adjusted(3)	$6,862	$6,438	$5,721	7%	13%
Diluted earnings per share, as adjusted(2),(3)	$2.84	$2.62	$2.27	8%	16%

(1)	Figures in the tables may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015.

(3)
Adjusted net income and diluted earnings per share in fiscal 2016, 2015 and 2014 exclude the impact of certain significant items that we believe are not indicative of our operating performance, as they are either non-recurring, have no cash impact or are covered by the U.S. retrospective responsibility plan. For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.

We recorded net operating revenues of $15.1 billion for fiscal 2016, an increase of 9% over the prior year driven by continued growth in processed transactions, nominal payments volume as well as the fiscal fourth quarter operating revenues of Visa Europe. The effect of exchange rate movements, as partially mitigated by our hedging program, resulted in a negative three percentage point impact to our total operating growth.
Total operating expenses for fiscal 2016 were $7.2 billion, compared to $4.8 billion in fiscal 2015. The increase over the prior year was primarily due to the $1.9 billion loss resulting from the effective settlement of the Framework Agreement between us and Visa Europe upon consummation of the transaction, combined with acquisition-related costs of approximately $152 million. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.
During fiscal 2015 we recognized a tax benefit of $296 million resulting from the resolution of uncertain tax positions with taxing authorities. Of the $296 million benefit, $239 million relates to prior fiscal years. Our financial results for the year ended September 30, 2014 reflect a one-time tax benefit of $191 million associated with a deduction for U.S. domestic production activities related to prior fiscal years. See Note 19—Income Taxes to our consolidated financial statements.
Adjusted financial results. Our financial results for fiscal 2016, 2015 and 2014 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in the prior or future years, as they are either non-recurring, have no cash impact or are covered by the U.S. retrospective responsibility plan. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented.

•
Severance cost. In the fiscal fourth quarter, we recorded a $110 million charge for severance costs related to personnel reductions including planned reductions at Visa Europe. Although we routinely record severance expenses, these charges are larger than any past quarterly accrual due to the acquisition and integration of Visa Europe. Net of related tax benefit of $38 million, determined by applying applicable tax rates, the adjustment to net income was an increase of $72 million.

•
Remeasurement of deferred tax liability. In September 2016, we recorded a non-cash, non-recurring $88 million gain upon the remeasurement of a deferred tax liability, recorded upon the acquisition of Visa Europe, to reflect a tax rate change in the United Kingdom.

•
Acquisition-related costs. During fiscal 2016, we incurred $152 million of non-recurring acquisition costs in operating expense as a result of the Visa Europe transaction. This amount is comprised of $60 million of transaction expenses recorded in professional fees, and $92 million of U.K. stamp duty recorded in general and administrative expenses. Net of related tax benefit of $56 million, determined by applying applicable federal and state tax rates, the adjustment to net income was an increase of $96 million. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

•
Visa Europe Framework Agreement loss. Upon consummation of the transaction, on June 21, 2016, we recorded a non-recurring loss of $1.9 billion, before tax, in operating expense resulting from the effective settlement of the Framework Agreement between us and Visa Europe. Net of related tax benefit of $693 million, determined by applying applicable federal and state tax rates, the adjustment to net income was an increase of $1.2 billion. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

•
Net gains on currency forward contracts. During fiscal 2016, we entered into currency forward contracts to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition. As a result, we recorded non-recurring, net gains of $74 million, before tax, in other non-operating income. Net of related tax expense of $27 million, determined by applying applicable federal and state tax rates, the adjustment to net income was a decrease of $47 million. See Note 12—Derivative and Non-derivative Financial Instruments to our consolidated financial statements.

•
Foreign exchange gain on euro deposits. During fiscal 2016, we recorded a non-recurring foreign exchange gain of $145 million, before tax, in other non-operating income as a result of holding euro-denominated bank balances for a short period in advance of the Closing. Net of related tax expense of $54 million, determined by applying applicable federal and state tax rates, the impact to net income was a decrease of $91 million.

•
Revaluation of Visa Europe put option. During the first quarter of fiscal 2016 and the third quarter of fiscal 2015, we recorded a decrease of $255 million and an increase of $110 million, respectively, in the fair value of the Visa Europe put option, resulting in the recognition of non-cash income and expense in other non-operating income. These amounts are not subject to income tax and therefore have no impact on our reported income tax provision. See Note 2—Acquisition of Visa Europe and Note 4—Fair Value Measurements and Investments to our consolidated financial statements.

•
Litigation provision. During fiscal 2014, we recorded a litigation provision of $450 million and related tax benefits of $167 million associated with the U.S. interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be paid from the U.S. litigation escrow account. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements.

Adjusted operating expenses, operating margin, non-operating income, income taxes, net income and diluted earnings per share are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP to the respective non-GAAP adjusted financial measures for fiscal 2016, 2015 and 2014:

	Fiscal 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Taxes	Net Income	Diluted Earnings Per Share(2)
As reported	$7,199	52%	$129	$2,021	$5,991	$2.48
Severance cost	(110)	1%	—	38	72	0.03
Remeasurement of deferred tax liability	—	—%	—	88	(88)	(0.04)
Acquisition-related costs	(152)	1%	—	56	96	0.04
Visa Europe Framework Agreement loss	(1,877)	12%	—	693	1,184	0.49
Net gains on currency forward contracts	—	—%	(74)	(27)	(47)	(0.02)
Foreign exchange gain on euro deposits	—	—%	(145)	(54)	(91)	(0.04)
Revaluation of Visa Europe put option	—	—%	(255)	—	(255)	(0.11)
As adjusted	$5,060	66%	$(345)	$2,815	$6,862	$2.84
Diluted weighted-average shares outstanding, as reported						2,414

	Fiscal 2015
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Taxes	Net Income	Diluted Earnings Per Share (2),(3)
As reported	$4,816	65%	$(69)	$2,667	$6,328	$2.58
Revaluation of Visa Europe put option	—	—%	110	—	110	0.04
As adjusted	$4,816	65%	$41	$2,667	$6,438	$2.62
Diluted weighted-average shares outstanding, as reported						2,457

	Fiscal 2014
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Taxes	Net Income	Diluted Earnings Per Share (2),(3)
As reported	$5,005	61%	$27	$2,286	$5,438	$2.16
Litigation provision	(450)	4%	—	167	283	0.11
As adjusted	$4,555	64%	$27	$2,453	$5,721	$2.27
Diluted weighted-average shares outstanding, as reported						2,523

(1)	Operating margin is calculated as operating income divided by net operating revenues.

(2)	Figures in the table may not recalculate exactly due to rounding. Operating margin and diluted earnings per share figures are calculated based on unrounded numbers.

(3)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015.
Common stock repurchases. During fiscal 2016, we repurchased 91 million shares of our class A common stock in the open market using $7.0 billion of cash on hand. As of September 30, 2016, we had remaining authorized funds of $5.8 billion. All share repurchase programs authorized prior to October 2015 have been completed. See Note 14—Stockholders' Equity to our consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues.

Nominal payments volume over the prior year posted strong growth in the U.S., driven mainly by consumer debit and credit. Nominal international payments volume was negatively impacted by the overall strengthening of the U.S. dollar. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the 12 months ended June 30, 2016(1) and 2015 was 37% and 13%, respectively. Processed transactions sustained healthy growth reflecting the ongoing worldwide shift to electronic currency.
The following tables present nominal payments volume.(2)

	United States			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,080	$980	10%	$1,720	$1,676	3%	$2,799	$2,656	5%
Consumer debit(3)	1,320	1,202	10%	454	462	(2)%	1,774	1,663	7%
Commercial(4)	450	412	9%	147	150	(2)%	598	562	6%
Visa Europe(5)				479		NM	479		NM
Total nominal payments volume	$2,851	$2,594	10%	$2,800	$2,288	22%	$5,651	$4,882	16%
Cash volume	520	491	6%	1,774	2,015	(12)%	2,294	2,506	(8)%
Visa Europe(5)				175		NM	175		NM
Total nominal volume(6)	$3,370	$3,086	9%	$4,749	$4,303	10%	$8,119	$7,388	10%

	United States			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$980	$872	12%	$1,676	$1,599	5%	$2,656	$2,470	8%
Consumer debit(3)	1,202	1,127	7%	462	453	2%	1,663	1,580	5%
Commercial(4)	412	370	11%	150	145	4%	562	514	9%
Total nominal payments volume	$2,594	$2,369	10%	$2,288	$2,196	4%	$4,882	$4,565	7%
Cash volume	491	469	5%	2,015	2,122	(5)%	2,506	2,591	(3)%
Total nominal volume(6)	$3,086	$2,838	9%	$4,303	$4,319	—%	$7,388	$7,157	3%
The following table presents nominal and constant payments volume growth.(2)

	International				Visa Inc.
	12 months ended June 30, 2016 vs 2015(1)		12 months ended June 30, 2015 vs 2014(1)		12 months ended June 30, 2016 vs 2015(1)		12 months ended June 30, 2015 vs 2014(1)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Total payments volume growth (5)	22%	37%	4%	13%	16%	22%	7%	11%
Total volume growth(5)	10%	27%	—%	10%	10%	19%	3%	10%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the twelve months ended September 30, 2016, 2015 and 2014, were based on nominal payments volume reported by our financial institution clients for the twelve months ended June 30, 2016, 2015 and 2014, respectively.

(2)	Figures in the tables may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(3)	Includes consumer prepaid volume and interlink volume.

(4)	Includes large, middle and small business credit and debit, as well as commercial prepaid volume.

(5)
Our nominal payments volume, total payments volume growth and total volume growth for the twelve months ended June 30, 2016 reflect the related nominal payments volume of Visa Europe for the three months ended June 30, 2016, which impacts our service revenues for the fourth quarter of fiscal 2016.

(6)
Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased on cards carrying the Visa, Visa Electron, Interlink and V PAY brands. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution clients, subject to review by Visa. On occasion, previously presented volume information may be updated. Prior period updates are not material.

(7)	Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table provides the number of transactions processed by our VisaNet system, including transactions involving Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa's networks during the fiscal periods presented.(1)

	2016(2),(3)	2015(2)	2014	2016 vs. 2015 % Change(3)	2015 vs. 2014 % Change
	(in millions, except percentages)
Visa processed transactions	83,159	70,968	64,993	17%	9%

(1)
Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material. Our operating revenues and related processed transactions for fiscal 2016 do not reflect the financial results or related processed transactions of Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact is immaterial. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

(2)
As a result of changes in Russian National Payment System law, we transitioned the processing of Russian domestic transactions to the Russian National Payment Card System during the third quarter of fiscal 2015. The number of transactions processed by our VisaNet system does not reflect Russian domestic transactions processed after the transition.

(3)	Visa processed transactions in fiscal 2016 include transactions processed by Visa Europe during the fiscal fourth quarter.
Results of Operations
Operating Revenues
Our operating revenues are primarily generated from payments volume on Visa products for purchased goods and services, as well as the number of transactions processed on our network. We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa products. Our issuing clients have the responsibility for issuing cards and other payment products, and determining the interest rates and fees paid by account holders. We generally do not earn revenues from the fees that merchants are charged for acceptance by the acquirers, including the merchant discount rate. Our acquiring clients are generally responsible for soliciting merchants, and establishing and earning these fees.
The following sets forth the components of our operating revenues:
Service revenues consist mainly of revenues earned for services provided in support of client usage of Visa products. Current quarter service revenues are primarily assessed using a calculation of current pricing applied to the prior quarter's payments volume. Service revenues also include assessments designed to support ongoing acceptance and volume growth initiatives, which are recognized in the same period the related volume is transacted.
Data processing revenues are earned for authorization, clearing, settlement, network access and other maintenance and support services that facilitate transaction and information processing among our clients globally.

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
Other revenues consist mainly of license fees for use of the Visa brand, revenues earned from Visa Europe in accordance with the Visa Europe Framework Agreement prior to the completion of the Visa Europe acquisition, fees for account holder services, certification and licensing, and other activities related to our acquired entities. Other revenues also include optional service or product enhancements, such as extended account holder protection and concierge services.
Client incentives consist of long-term contracts with financial institution clients, merchants and strategic partners for various programs designed to build payments volume, increase Visa product acceptance, win merchant routing transactions over our network and drive innovation. These incentives are primarily accounted for as reductions to operating revenues.
Operating Expenses
Personnel expenses include salaries, employee benefits, incentive compensation, share-based compensation, severance charges and contractor expense.
Marketing expenses include expenses associated with advertising and marketing campaigns, sponsorships and other related promotions of the Visa brand.
Network and processing expenses mainly represent expenses for the operation of our processing network, including maintenance, equipment rental and fees for other data processing services.
Professional fees mainly consist of fees for consulting, legal and other professional services.
Depreciation and amortization expenses include depreciation expense for property and equipment, as well as amortization of purchased and internally developed software. Also included in this amount is amortization of finite-lived intangible assets primarily obtained through acquisitions.
General and administrative expenses mainly consist of transaction costs related to the Visa Europe acquisition, product enhancements, facilities costs, travel activities, foreign exchange gains and losses and other corporate expenses incurred in support of our business.
Litigation provision is an estimate of litigation expense and is based on management's understanding of our litigation profile, the specifics of the cases, advice of counsel to the extent appropriate and management's best estimate of incurred loss as of the balance sheet date.
Visa Europe Framework Agreement loss is a one-time loss incurred upon consummation of the Visa Europe acquisition on June 21, 2016, resulting from the effective settlement of the Framework Agreement between us and Visa Europe.
Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest expense, changes in the fair value of the Visa Europe put option and income, gains and losses earned on investments and derivative instruments not associated with our core operations.

Visa Inc. Fiscal 2016, 2015 and 2014
Operating Revenues
The following table sets forth our operating revenues earned in the U.S., internationally and in accordance with the Framework Agreement prior to the Visa Europe acquisition on June 21, 2016. Visa Europe revenue earned for the three months ended September 30, 2016 is included in International.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2016(2)	2015	2014	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
	(in millions, except percentages)
United States	$7,851	$7,406	$6,847	$445	$559	6%	8%
International	7,040	6,219	5,629	821	590	13%	10%
Revenues earned under the Framework Agreement(3)	191	255	226	(64)	29	(25)%	13%
Net operating revenues	$15,082	$13,880	$12,702	$1,202	$1,178	9%	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Our operating revenues for fiscal 2016 do not reflect revenues earned by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

(3)
Reflects revenues earned from Visa Europe prior to the acquisition, in accordance with the Framework Agreement that provided for trademark and technology licenses and bilateral services. The Framework Agreement was effectively settled upon the closing of the acquisition. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

The increase in operating revenues primarily reflects continued growth in processed transactions and nominal payments volume, as well as the fiscal fourth quarter operating revenues of Visa Europe. These benefits were partially offset by increases in client incentives. Overall revenue growth also reflects the positive impact of select pricing modifications effected in the third quarter of fiscal 2015.
Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in fiscal 2016, as partially mitigated by our hedging program, resulted in a negative three percentage point impact to our net operating revenue growth.
The following table sets forth the components of our net operating revenues, including operating revenues earned by Visa Europe for the three months ended September 30, 2016. Other revenues also includes revenue earned from Visa Europe in accordance with the Framework Agreement prior to its acquisition on June 21, 2016.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2016(2)	2015	2014	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
	(in millions, except percentages)
Service revenues	$6,747	$6,302	$5,797	$445	$505	7%	9%
Data processing revenues	6,272	5,552	5,167	720	385	13%	7%
International transaction revenues	4,649	4,064	3,560	585	504	14%	14%
Other revenues	823	823	770	—	53	—%	7%
Client incentives	(3,409)	(2,861)	(2,592)	(548)	(269)	19%	10%
Net operating revenues	$15,082	$13,880	$12,702	$1,202	$1,178	9%	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Our operating revenues for fiscal 2016 do not reflect revenues earned by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

•
Service revenues, which includes revenues earned by Visa Europe in the fiscal fourth quarter, increased in fiscal 2016 and 2015 primarily due to 16% and 7% growth in nominal payments volume, respectively. The growth in fiscal 2016 service revenues was slower than the growth in payments volume reflecting the inclusion of Visa Europe revenue for the fiscal fourth quarter and the resulting impact on our service revenue yield. Fiscal 2016 growth also reflects select pricing modifications which became effective in the third quarter of fiscal 2015.

•
Data processing revenues increased in fiscal 2016 and 2015 due to overall growth in processed transactions of 17% and 9%, respectively, which includes data processing revenues earned by Visa Europe in the fiscal fourth quarter and the resulting impact on our data processing revenue yield.

•
International transaction revenues increased in fiscal 2016 primarily due to nominal cross-border volume growth of 37%, including revenues earned by Visa Europe in the fiscal fourth quarter. In addition to the inclusion of Visa Europe revenue and the resulting impact on our international transaction revenue yield, fiscal 2016 growth also reflects select pricing modifications that became effective in the third quarter of fiscal 2015. The increase in fiscal 2015 was primarily driven by higher volatility in a broad range of currencies, combined with select pricing modifications that became effective in the third quarter of fiscal 2015.

•
Client incentives increased in fiscal 2016 and 2015, reflecting overall growth in global payments volume, incentives incurred on long-term client contracts that were initiated or renewed during fiscal 2016 and 2015 and Visa Europe's incentives for the fourth quarter of fiscal 2016. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth the components of our total operating expenses.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2016(2)	2015	2014	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
	(in millions, except percentages)
Personnel	$2,226	$2,079	$1,875	$147	$204	7%	11%
Marketing	869	872	900	(3)	(28)	—%	(3)%
Network and processing	538	474	507	64	(33)	13%	(7)%
Professional fees	389	336	328	53	8	16%	2%
Depreciation and amortization	502	494	435	8	59	2%	14%
General and administrative	796	547	507	249	40	46%	8%
Litigation provision	2	14	453	(12)	(439)	(86)%	(97)%
Visa Europe Framework Agreement loss	1,877	—	—	1,877	—	NM	—%
Total operating expenses(3)	$7,199	$4,816	$5,005	$2,383	$(189)	49%	(4)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Our operating expenses for fiscal 2016 do not reflect the expenses incurred by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. Operating expenses incurred by Visa Europe for the three months ended September 30, 2016 are reflected in fiscal 2016 total operating expenses.

(3)
Operating expenses for fiscal 2016 and 2014 include significant items that we do not believe are indicative of our operating performance as they are related to the Visa Europe acquisition, or are covered by the U.S. retrospective responsibility plan. See Overview within this Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

•
Personnel expenses increased in fiscal 2016 primarily due to a severance charge related to personnel reductions including planned reductions at Visa Europe, combined with an increase from the inclusion of Visa Europe fiscal fourth quarter expenses. This increase was partially offset by a decrease in contractor costs, an increase in personnel costs that were invested in and capitalized as part of technology development projects and lower incentive compensation. The increase in fiscal 2015 was primarily due to an increase in headcount reflecting our strategy to invest for future growth, combined with higher incentive compensation.

•
Marketing expenses in fiscal 2016 reflect efficiencies in production and agency costs which were redeployed for other marketing uses, and Visa Europe expenses for the fiscal fourth quarter. The decrease in marketing during fiscal 2015 compared to fiscal 2014 was mainly due to the overall strengthening of the U.S. dollar as marketing spend in local currencies was converted to U.S. dollars, combined with the absence of the 2014 Sochi Winter Olympics and 2014 FIFA World Cup spend that was incurred in fiscal 2014. The decrease was partially offset by increases in promotional campaigns that support our growth strategies and product initiatives.

•
Network and processing expenses increased in fiscal 2016 primarily due to the inclusion of Visa Europe expenses beginning in the fourth quarter of fiscal 2016 and fees associated with the processing of Russian domestic transactions that transitioned to the Russian National Payment Card system during the third quarter of fiscal 2015. The decrease in fiscal 2015 was a result of initiatives to optimize the use of our technology resources. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

•
Professional fees increased in fiscal 2016 primarily reflecting transaction costs incurred in connection with our acquisition of Visa Europe. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

•
Depreciation and amortization expenses in fiscal 2016 were flat compared to fiscal 2015. The increase in fiscal 2015 was primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our digital solutions and core business initiatives.

•
General and administrative expenses increased in fiscal 2016 mainly due to costs incurred related to our acquisition of Visa Europe and the inclusion of Visa Europe expenses beginning in the fourth quarter of fiscal 2016. See Note 2—Acquisition of Visa Europe to our consolidated financial statements. The increase was also attributable to net foreign exchange losses incurred as a result of changes in the U.S. dollar exchange rate against other currencies in which we transact. The increase in fiscal 2015 was mainly due to an increase in travel activities, product enhancements and facilities costs in support of our business growth, combined with losses incurred from the sale of assets held by an international subsidiary. These increases were partially offset by unrealized foreign exchange gains and the absence of the fiscal 2014 disposal of obsolete technology assets.

•
Litigation provision decreased in fiscal 2016 primarily due to the absence of a loss incurred in fiscal 2015 upon the settlement of uncovered litigation. The decrease in fiscal 2015 reflects the absence of a $450 million accrual related to the U.S. covered litigation incurred in fiscal 2014. See Note 20—Legal Matters and Note 3—U.S. and Europe Retrospective Responsibility Plans to our consolidated financial statements.

•
Visa Europe Framework Agreement loss resulted from the effective settlement of the Framework Agreement between Visa and Visa Europe upon consummation of the transaction. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense).

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2016(2)	2015	2014	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
	(in millions, except percentages)
Interest expense	$(427)	$(3)	$(8)	$(424)	$5	NM	(61)%
Other	556	(66)	35	622	(101)	NM	NM
Total non-operating income (expense)	$129	$(69)	$27	$198	$(96)	NM	NM

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Our non-operating income (expense) for fiscal 2016 does not reflect the financial results of Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. Fiscal 2016 non-operating income (expense) includes financial results of Visa Europe for the three months ended September 30, 2016. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

•	Interest expense increased during fiscal 2016 primarily due to the issuance of $16.0 billion fixed-rate senior notes in December 2015. See Note 9—Debt to our consolidated financial statements.

•	Other non-operating income (expense) in fiscal 2016 and 2015 was primarily comprised of the following:

•
net gains of $74 million in fiscal 2016 related to currency forward contracts entered into to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition. As these contracts are not designated in hedging relationships, related gains and losses are recorded directly in earnings as part of non-operating income (expense);

•	a foreign exchange gain of $145 million in fiscal 2016 on euro deposits as a result of holding euro-denominated bank balances for a short period in advance of the Closing;

•
a non-cash adjustment of $255 million in the first quarter of fiscal 2016 to decrease the fair value of the Visa Europe put option, which is not subject to tax, reducing the fair value of the liability to zero; and

•	a non-cash adjustment of $110 million in the third quarter of fiscal 2015 to increase the fair value of the unamended Visa Europe put option, which is not subject to tax.
See Note 4—Fair Value Measurements and Investments and Note 12—Derivative and Non-derivative Financial Instruments to our consolidated financial statements.
Effective Income Tax Rate
The effective income tax rate was 25% in fiscal 2016 and 30% in fiscal 2015. The effective tax rate in fiscal 2016 differs from the effective tax rate in fiscal 2015 primarily due to:

•
the effect of one-time items related to the Visa Europe acquisition, the most significant of which was the $1.9 billion U.S. loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe. These one-time items impacted the geographic mix of our global income, resulting in a reduced effective tax rate;

•	an $88 million one-time tax benefit due to the remeasurement of deferred tax liabilities as a result of the reduction in the UK tax rate enacted in fiscal 2016;

•	the non-taxable $255 million revaluation of the Visa Europe put option recorded in fiscal 2016; and

•
the absence of a $296 million tax benefit recognized in fiscal 2015 resulting from the resolution of uncertain tax positions with taxing authorities. Included in the $296 million was a one-time $239 million tax benefit that related to prior fiscal years.

The effective income tax rates were 30% in fiscal 2015 and 2014. The following highlights the significant tax items recorded in each respective year:

•	the aforementioned $296 million tax benefit recognized in fiscal 2015; and

•	a $264 million tax benefit recognized in fiscal 2014 related to a deduction for U.S. domestic production activities, of which $191 million was a one-time tax benefit related to prior fiscal years.
Adjusted effective income tax rate. Our financial results for fiscal 2016 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in the prior or future years, as they are either non-recurring or have no cash impact. As such, we have presented our adjusted effective income tax rate in the table below, which we believe provides a clearer understanding of our operating performance in fiscal 2016. See Overview - Adjusted financial results within this Management's Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the table below.

	Fiscal 2016
	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)

As reported	$8,012	$2,021	25.2%
Severance cost	110	38
Remeasurement of deferred tax liability	—	88
Acquisition-related costs	152	56
Visa Europe Framework Agreement loss	1,877	693
Net gains on currency forward contracts	(74)	(27)
Foreign exchange gain on euro deposits	(145)	(54)
Revaluation of Visa Europe put option	(255)	—
As adjusted	$9,677	$2,815	29.1%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate changes are calculated based on unrounded numbers.
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
The objectives of our treasury policies are to:

•	provide adequate liquidity to cover operating expenditures and liquidity contingency scenarios;

•	ensure timely completion of payments settlement activities;

•	ensure payments on required litigation settlements;

•	make planned capital investments in our business;

•	pay dividends and repurchase our shares at the discretion of our board of directors; and

•	invest excess cash in securities that enable us to first meet our working capital and liquidity needs, and earn additional income.
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
Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	2016	2015	2014
	(in millions)
Total cash provided by (used in):
Operating activities	$5,574	$6,584	$7,205
Investing activities	(10,916)	(1,435)	(941)
Financing activities	7,477	(3,603)	(6,478)
Effect of exchange rate changes on cash and cash equivalents	(34)	1	(1)
Increase (decrease) in cash and cash equivalents	$2,101	$1,547	$(215)

Operating activities. Cash provided by operating activities in fiscal 2016, 2015 and 2014 was significantly impacted by cash flows related to the Visa Europe acquisition and the U.S. interchange multidistrict litigation, including:

•
$1.9 billion of the consideration paid in the Visa Europe acquisition related to the effective settlement of the Framework Agreement between us and Visa Europe, and payment of $244 million of interest on the senior notes during fiscal 2016 (see Note 2—Acquisition of Visa Europe and Note 9—Debt);

•	payments of $426 million made from the U.S. litigation escrow account and a related decrease of approximately $157 million of income taxes paid during fiscal 2015; and

•	the return of $1.1 billion in takedown payments in fiscal 2014 and related increase of $368 million in income taxes paid.
The cash inflows and outflows related to the U.S. litigation escrow account are also reflected as offsetting cash flows within financing activities for their respective years as they are covered by the U.S. retrospective responsibility plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements.
Investing activities. Cash used in investing activities was higher in fiscal 2016 compared to the prior year primarily due to the up-front cash consideration paid in the Visa Europe acquisition, offset by $2.8 billion of cash held by Visa Europe at the closing of the transaction. Cash used in investing activities was higher in fiscal 2015 compared to fiscal 2014, primarily reflecting a decrease in the proceeds received from maturities and sales of available-for-sale securities, and an increase in purchases of available-for-sale securities. See Note 2—Acquisition of Visa Europe and Note 4—Fair Value Measurements and Investments to our consolidated financial statements.
Financing activities. Cash provided by financing activities in fiscal 2016 reflects $15.9 billion net aggregate proceeds received from our debt issuance completed in December 2015, $7.0 billion used to repurchase class A common stock in the open market, and $1.4 billion of dividend payments. Cash used in financing activities in fiscal 2015 and 2014 reflect significant cash flows in connection with the interchange multidistrict litigation that offset the impacts discussed above within operating activities as they are covered by the U.S. retrospective responsibility plan, as follows:

•	payments of $426 million made from the U.S. litigation escrow account in fiscal 2015;

•	$1.1 billion in takedown payments returned to the U.S. litigation escrow account in fiscal 2014; and

•	$450 million deposited into the U.S. litigation escrow account in fiscal 2014.
The remainder of the change in fiscal 2015 compared to 2014 was primarily due to decreases in common stock repurchases. See Note 3—U.S. and Europe Retrospective Responsibility Plans, Note 9—Debt, Note 14—Stockholders' Equity and Note 20—Legal Matters to our consolidated financial statements.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries totaled $8.7 billion at September 30, 2016. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. income taxes on the amount of undistributed earnings in those subsidiaries. It is our intent to indefinitely reinvest the majority of these funds outside of the U.S. As such, we have not accrued any U.S. income tax provision in our financial results related to approximately $8.3 billion of undistributed earnings included in these funds. The amount of income taxes that would have resulted had these funds been repatriated is not practicably determinable.
Available-for-sale investment securities. Our investment portfolio is designed to invest excess cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio primarily consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The majority of these investments, $3.9 billion, are classified as non-current as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under the program at September 30, 2016. See Note 9—Debt to our consolidated financial statements.
Credit facility. On January 27, 2016, we entered into an unsecured $4.0 billion revolving credit facility. The credit facility, which expires on January 27, 2021, replaced our previous $3.0 billion credit facility, which expired on January 27, 2016. The new credit facility contains covenants and events of default customary for facilities of this type. There were no borrowings under either facility and we were in compliance with all related covenants during the year ended September 30, 2016. See Note 9—Debt to our consolidated financial statements.
Universal shelf registration statement. In July 2015, we filed a registration statement with the SEC using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. This registration statement expires in July 2018.
Long-term debt and change in capital structure. In conjunction with the Visa Europe acquisition, we have evolved our long-term capital structure. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Our first principal payment of $1.8 billion is due on December 14, 2017. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year. An interest payment of $244 million was made on June 14, 2016. The Notes may be redeemed as a whole or in part, at our option at any time prior to maturity, at a specified redemption price. The net aggregate proceeds of $15.9 billion, after deducting underwriting discounts and debt issuance costs of $127 million, were used to fund a portion of the purchase price for the acquisition of Visa Europe and for general corporate purposes, including share repurchases. We are not subject to any financial covenants and did not experience any changes to our investment credit ratings as a result of this debt issuance. See Note 9—Debt to our consolidated financial statements. We expect to issue additional debt of about $2.0 billion by the end of the first quarter of fiscal 2017, market conditions permitting.
U.S. Litigation escrow account. Pursuant to the terms of the U.S. retrospective responsibility plan, we maintain a U.S. litigation escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be payable. When we fund the U.S. litigation escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements. The balance in this account at September 30, 2016, was $1.0 billion and is reflected as restricted cash in our consolidated balance sheet. As these funds are restricted for the sole purpose of making payments related to the U.S. covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs.
Credit Ratings
At September 30, 2016, our credit ratings by Standard and Poor’s and Moody’s were as follows:

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

Uses of Liquidity
Payments settlement. Payments settlement due from and to our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a net receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2016, we were not required to fund settlement-related working capital. Our average daily net settlement position was a net payable of $242 million.
Visa Europe acquisition. On June 21, 2016, we acquired 100% of the share capital of Visa Europe, a payments technology business. The acquisition positions us to create additional value through increased scale, efficiencies realized by the integration of both businesses, and benefits related to Visa Europe's transition from an association to a for-profit enterprise. We paid up-front cash consideration of €12.2 billion ($13.9 billion) and issued preferred stock convertible upon certain conditions into approximately 79 million shares of class A common stock, equivalent to a value of €5.3 billion ($6.1 billion) at the closing stock price of $77.33 on June 21, 2016. Also, in connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the Closing. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.
U.S. covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the U.S. covered litigation. As noted above, monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are payable from the U.S. litigation escrow account. During fiscal 2016, we made $45 million in covered litigation payments that were funded from the U.S. litigation escrow account, reflecting settlements with individual opt-out merchants in the interchange multidistrict litigation proceedings. At September 30, 2016, the U.S. litigation escrow account had an available balance of $1.0 billion. In June 2016, the approval of the 2012 Settlement Agreement was reversed by the U.S. Court of Appeals for the Second Circuit. Until the appeals process is complete, it is uncertain whether the Company will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement. If the Settlement Agreement is terminated and no further agreement is reached regarding funds previously paid from the litigation account into settlement funds pursuant to the Settlement Agreement, we will have the right to approximately $3.0 billion, which would be returned to the U.S. litigation escrow account. This will increase our taxable income, thereby increasing our taxes to be paid by approximately $1.1 billion. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements.
Other litigation. Judgments in and settlements of litigation, other than the U.S. covered litigation, could give rise to future liquidity needs.
Common stock repurchases. During fiscal 2016, we repurchased 91 million shares of our class A common stock in the open market using $7.0 billion of cash on hand. As of September 30, 2016, we had remaining authorized funds of $5.8 billion. In October 2015 and July 2016, our board of directors authorized share repurchase programs for $5.0 billion each. These authorizations have no expiration date. All share repurchase programs authorized prior to October 2015 have been completed. See Note 14—Stockholders' Equity to our consolidated financial statements.
Dividends. During fiscal 2016, we declared and paid $1.4 billion in dividends. In October 2016, our board of directors declared a quarterly dividend in the aggregate amount of $0.165 per share of class A common stock (determined in the case of class B and class C common stock and U.K.&I and Europe preferred stock on an as-converted basis). We expect to pay approximately $400 million in connection with this dividend on December 6, 2016. See Note 14—Stockholders' Equity to our consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Pension and other postretirement benefits. We sponsor various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the U.S. As a result of the acquisition of Visa Europe, we assumed the obligations related to Visa Europe's defined benefit plan, primarily consisting of the U.K. pension plans. Our policy with respect to our U.S. qualified pension plan is to contribute annually in September of each year, an amount not less than the minimum required under the Employee Retirement Income Security Act. Our U.S. non-qualified pension and other postretirement benefit plans are funded on a current basis. In relation to the Visa Europe U.K. pension plans, our funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed with the U.K. pension plan trustees. In fiscal 2016, 2015 and 2014, we made contributions to our U.S. pension and other postretirement plans of $4 million, $19 million, and

$14 million, respectively. For Visa Europe's U.K. pension plans, we made contributions of $102 million subsequent to the acquisition date as agreed upon with the trustees to improve the funding level of the plans. In fiscal 2017, given current projections and assumptions, we anticipate funding our U.S. and Visa Europe's U.K. defined benefit pension plans by approximately $12 million and $6 million, respectively. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. See Note 10—Pension, Postretirement and Other Benefits to our consolidated financial statements.
Capital expenditures. Our capital expenditures increased during fiscal 2016, due to investments in technology, infrastructure and growth initiatives. We expect to continue investing in technology assets and payments system infrastructure to support our digital solutions and core business initiatives.
Fair Value Measurements—Financial Instruments
The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2016, our financial instruments measured at fair value on a recurring basis included approximately $12.0 billion of assets and $136 million of liabilities. None of these instruments were valued using significant unobservable inputs. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements.
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
In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients and partners under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material, expected or contractually committed future obligation as of September 30, 2016. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Long-term debt(1)	$489	$2,696	$3,903	$16,501	$23,589
Purchase orders(2)	962	164	49	—	1,175
Leases(3)	126	185	118	190	619
Client incentives(4)	5,544	6,745	4,721	4,791	21,801
Marketing and sponsorship(5)	126	248	148	33	555
Dividends(6)	400	—	—	—	400
Deferred purchase consideration(7)	—	1,266	—	—	1,266
Total(8,9)	$7,647	$11,304	$8,939	$21,515	$49,405

(1)
In December 2015, we issued $16.0 billion of fixed-rate senior notes in conjunction with the acquisition of Visa Europe with maturities ranging between 2 and 30 years. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year. Amounts presented include payments for both interest and principal. Also see Note 9—Debt to our consolidated financial statements.

(2)
Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction.

(3)	Includes operating leases for premises, equipment and software licenses, which range in terms from less than one year to nineteen years.

(4)
Represents future cash payments for long-term contracts with financial institution clients and other business partners for various programs designed to build payments volume, increase Visa product acceptance and win merchant routing transactions over our network. These agreements, which range in terms from one to sixteen years, can provide card issuance and/or conversion support, volume/growth targets and marketing and program support based on specific performance requirements. Payments under these agreements will generally be offset by revenues earned from higher corresponding payments and transaction volumes. These payment amounts are estimates and will change based on client performance, amendments to existing contracts or execution of new contracts. Related amounts disclosed in Note 17—Commitments and Contingencies to our consolidated financial statements represent the associated expected reduction of revenue related to these agreements that we estimate we will record.

(5)
Visa is a party to contractual sponsorship agreements ranging from approximately three to sixteen years. These contracts are designed to increase Visa brand recognition, drive Visa product usage, and differentiate Visa against competition. Over the life of these contracts, Visa is required to make payments in exchange for certain advertising and promotional rights. In connection with these contractual commitments, Visa has an obligation to spend certain minimum amounts for advertising and marketing promotion over the life of the contract. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent.

(6)
Includes expected dividend amount of $400 million as dividends were declared in October 2016 and will be paid on December 6, 2016 to all holders of record of Visa's common stock as of November 18, 2016.

(7)
On June 21, 2016, we acquired 100% of the share capital of Visa Europe. In connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the Closing. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.

(8)
We have liabilities for uncertain tax positions of $911 million. At September 30, 2016, we had also accrued $61 million of interest and $17 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements, if any, associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

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
Revenue Recognition—Client Incentives
Critical estimates. We enter into incentive agreements with financial institution clients, merchants and other business partners for various programs designed to build payments volume, increase Visa product acceptance and win merchant routing transactions over our network. These incentives are primarily accounted for as reductions to operating revenues; however, if a separate identifiable benefit at fair value can be established, they are accounted for as operating expenses. We generally capitalize advance incentive payments under these agreements if select criteria are met. The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability language (e.g., early termination clauses), management's ability and intent to enforce the recoverability language and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Incentives not yet paid are accrued systematically and rationally based on management's estimate of each client's performance. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Assumptions and judgment. Estimation of client incentives relies on forecasts of payments volume, card issuance and card conversion. Performance is estimated using customer-reported information, transactional information accumulated from our systems, historical information and discussions with our clients, merchants and business partners.
Impact if actual results differ from assumptions. If actual performance or recoverable cash flows are not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2016, client incentives represented 18% of gross operating revenues.
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
Our U.S. retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation. The plan's mechanisms include the use of the U.S. litigation escrow account. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. We did not record an accrual for the U.S. covered litigation during fiscal 2016. Our Europe retrospective responsibility plan only covers Visa Europe territory covered litigation (and resultant liabilities and losses) relating to the covered period, subject to certain limitations. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements.
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
Foreign Currency Exchange Rate Risk
We are exposed to adverse fluctuations in foreign currency exchange rates. Risks from foreign currency exchange rate fluctuations are primarily related to adverse changes in the functional currency value of revenues generated from foreign currency-denominated transactions and adverse changes in the functional currency value of payments in foreign currencies. We manage these risks by entering into foreign currency forward contracts that hedge exposures of the variability in the functional currency equivalent of anticipated non-functional currency denominated cash flows. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.
The aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $2.7 billion and $1.2 billion at September 30, 2016 and 2015, respectively. The aggregate notional amount outstanding at September 30, 2016 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. The effect of a hypothetical 10% increase or decrease in the value of the functional currencies is estimated to create an additional fair value gain of approximately $160 million or loss of approximately $190 million, respectively, on our foreign currency forward contracts outstanding at September 30, 2016. See Note 1—Summary of Significant Accounting Policies and Note 12—Derivative and Non-derivative Financial Instruments to our consolidated financial statements.
On June 21, 2016, we acquired 100% of the share capital of Visa Europe. On the third anniversary of the Closing, we will pay additional purchase consideration of €1 billion, plus 4.0% compound annual interest. See Note 2—Acquisition of Visa Europe to our consolidated financial statements. As such, we are exposed to foreign currency exchange rate risk with respect to fluctuations of the U.S. dollar against the euro. A hypothetical 10% decline in the U.S. dollar against the euro, compared to the exchange rate at September 30, 2016, would increase the deferred purchase consideration liability by $123 million, including interest.

We are further exposed to foreign currency exchange rate risk as the functional currency of Visa Europe is the euro. Translation from the euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. A hypothetical 10% change in the euro against the U.S. dollar compared to the exchange rate at September 30, 2016, could result in a foreign currency translation adjustment of $1.9 billion. In the third quarter, we designated our euro-denominated deferred consideration liability as a net investment hedge against a portion of our net investment in Visa Europe. Changes in the value of the deferred cash consideration liability, attributable to a change in exchange rates at the end of each reporting period, partially offset the foreign currency translation of the Company's net investment recorded in accumulated other comprehensive income in the Company's consolidated balance sheet. See Note 1—Summary of Significant Accounting Policies and Note 12—Derivative and Non-derivative Financial Instruments to our consolidated financial statements.
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
Interest Rate Risk
Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. These assets are included in cash equivalents and short-term or long-term available-for-sale investments. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. Historically, we have been able to hold investments until maturity. Neither our operating results or cash flows have been, nor are they expected to be, materially impacted by a sudden change in market interest rates.
The fair value balances of our fixed-rate investment securities at September 30, 2016 and 2015 were $5.1 billion and $4.4 billion, respectively. A hypothetical 100 basis point increase or decrease in interest rates would create an estimated change in fair value of approximately $49 million on our fixed-rate investment securities at September 30, 2016. The fair value balances of our adjustable-rate debt securities were $2.2 billion and $1.7 billion at September 30, 2016 and 2015, respectively.
Pension Plan Risk
At September 30, 2016 and 2015, our U.S. defined benefit pension plan assets were $1.1 billion and $1.0 billion, respectively, and projected benefit obligations were $1.1 billion and $1.0 billion, respectively. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $254 million in the funded status and an increase of approximately $40 million in pension cost.
At September 30, 2016, our non-U.S. defined benefit pension plan assets were $415 million and projected benefit obligations were $474 million. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $127 million in the funded status and an increase of approximately $9 million in pension cost.
We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plan for fiscal 2017, if any, which would be made in September 2017.

ITEM 8.	Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Visa Inc.:
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2016. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Visa Inc. acquired Visa Europe during 2016, and management excluded from its assessment of the effectiveness of Visa Inc.’s internal control over financial reporting as of September 30, 2016, Visa Europe's internal control over financial reporting associated with 7% of total assets and 4% of net operating revenue included in the consolidated financial statements of Visa Inc. and subsidiaries as of and for the year ended September 30, 2016. Our audit of internal control over financial reporting of Visa Inc. also excluded an evaluation of the internal control over financial reporting of Visa Europe.

/s/ KPMG LLP
Santa Clara, California
November 15, 2016

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
	(in millions, except par value data)
Assets
Cash and cash equivalents	$5,619	$3,518
Restricted cash—U.S. litigation escrow (Note 3)	1,027	1,072
Investment securities (Note 4):
Trading	71	66
Available-for-sale	3,248	2,431
Settlement receivable	1,467	408
Accounts receivable	1,041	847
Customer collateral (Note 11)	1,001	1,023
Current portion of client incentives	284	303
Prepaid expenses and other current assets (Note 5)	555	353
Total current assets	14,313	10,021
Investment securities, available-for-sale (Note 4)	3,931	3,384
Client incentives	448	110
Property, equipment and technology, net (Note 6)	2,150	1,888
Other assets (Note 5)	893	778
Intangible assets, net (Note 7)	27,234	11,361
Goodwill	15,066	11,825
Total assets	$64,035	$39,367
Liabilities
Accounts payable	$203	$127
Settlement payable	2,084	780
Customer collateral (Note 11)	1,001	1,023
Accrued compensation and benefits	673	503
Client incentives	1,976	1,049
Accrued liabilities (Note 8)	1,128	849
Accrued litigation (Note 20)	981	1,024
Total current liabilities	8,046	5,355
Long-term debt (Note 9)	15,882	—
Deferred tax liabilities (Note 19)	4,808	3,273
Deferred purchase consideration (Note 2)	1,225	—
Other liabilities (Note 8)	1,162	897
Total liabilities	31,123	9,525
Commitments and contingencies (Note 17)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2016	September 30, 2015
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 2 and Note 14)	$—	$—
Series B convertible participating preferred stock, 2 shares issued and outstanding at September 30, 2016 (Note 2 and Note 14)	2,516	—
Series C convertible participating preferred stock, 3 shares issued and outstanding at September 30, 2016 (Note 2 and Note 14)	3,201	—
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,871 and 1,950 shares issued and outstanding at September 30, 2016 and 2015, respectively (Note 14)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2016 and 2015 (Note 14)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 17 and 20 shares issued and outstanding at September 30, 2016 and 2015, respectively (Note 14)	—	—
Treasury stock (Note 2 and Note 14)	(170)	—
Right to recover for covered losses (Note 3)	(34)	—
Additional paid-in capital	17,395	18,073
Accumulated income	10,462	11,843
Accumulated other comprehensive loss, net:
Investment securities, available-for-sale	36	5
Defined benefit pension and other postretirement plans	(225)	(161)
Derivative instruments classified as cash flow hedges	(50)	83
Foreign currency translation adjustments	(219)	(1)
Total accumulated other comprehensive loss, net	(458)	(74)
Total equity	32,912	29,842
Total liabilities and equity	$64,035	$39,367

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2016 (1)	2015	2014
	(in millions, except per share data)
Operating Revenues
Service revenues	$6,747	$6,302	$5,797
Data processing revenues	6,272	5,552	5,167
International transaction revenues	4,649	4,064	3,560
Other revenues	823	823	770
Client incentives	(3,409)	(2,861)	(2,592)
Net operating revenues	15,082	13,880	12,702
Operating Expenses
Personnel	2,226	2,079	1,875
Marketing	869	872	900
Network and processing	538	474	507
Professional fees	389	336	328
Depreciation and amortization	502	494	435
General and administrative	796	547	507
Litigation provision (Note 20)	2	14	453
Visa Europe Framework Agreement loss (Note 2)	1,877	—	—
Total operating expenses	7,199	4,816	5,005
Operating income	7,883	9,064	7,697
Non-operating Income (Expense)
Interest expense	(427)	(3)	(8)
Other (Note 4 and Note 12)	556	(66)	35
Non-operating income (expense)	129	(69)	27
Income before income taxes	8,012	8,995	7,724
Income tax provision (Note 19)	2,021	2,667	2,286
Net income	$5,991	$6,328	$5,438

(1)
The Company did not include Visa Europe's financial results in the Company's consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. The Company's consolidated statement of operations for the year ended September 30, 2016 includes Visa Europe's financial results for the three months ended September 30, 2016. See Note 2—Acquisition of Visa Europe.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended September 30,
	2016 (1)	2015	2014
	(in millions, except per share data)
Basic earnings per share (Note 15)
Class A common stock	$2.49	$2.58	$2.16
Class B common stock	$4.10	$4.26	$3.63
Class C common stock	$9.94	$10.33	$8.65
Basic weighted-average shares outstanding (Note 15)
Class A common stock	1,906	1,954	1,993
Class B common stock	245	245	245
Class C common stock	19	22	26
Diluted earnings per share (Note 15)
Class A common stock	$2.48	$2.58	$2.16
Class B common stock	$4.09	$4.25	$3.62
Class C common stock	$9.93	$10.30	$8.62
Diluted weighted-average shares outstanding (Note 15)
Class A common stock	2,414	2,457	2,523
Class B common stock	245	245	245
Class C common stock	19	22	26

(1)
 The Company did not include Visa Europe's financial results in the Company's consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. The Company's consolidated statement of operations for the year ended September 30, 2016 includes Visa Europe's financial results for the three months ended September 30, 2016. See Note 2—Acquisition of Visa Europe.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2016	2015	2014
	(in millions)
Net income	$5,991	$6,328	$5,438
Other comprehensive (loss) income, net of tax:
Investment securities, available-for-sale:
Net unrealized gain (loss)	51	(21)	(44)
Income tax effect	(18)	8	17
Reclassification adjustment for net gain realized in net income	(3)	(21)	(1)
Income tax effect	1	8	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit	(106)	(122)	(27)
Income tax effect	36	45	8
Amortization of actuarial loss (gain) and prior service credit realized in net income	10	(1)	(8)
Income tax effect	(4)	1	3
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(74)	172	65
Income tax effect	9	(51)	(13)
Reclassification adjustment for net gain realized in net income	(103)	(102)	(46)
Income tax effect	35	26	9
Foreign currency translation adjustments	(218)	1	(1)
Other comprehensive loss, net of tax	(384)	(57)	(38)
Comprehensive income	$5,607	$6,271	$5,400

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2013	2,031		245	27	$18,875	$7,974	$21	$26,870
Net income						5,438		5,438
Other comprehensive loss, net of tax							(38)	(38)
Comprehensive income								5,400
Conversion of class C common stock upon sale into public market	19			(5)				—
Issuance and vesting of restricted stock and performance-based shares	4							—
Share-based compensation, net of forfeitures (Note 16)	(1)	(1)			172			172
Restricted stock and performance-based shares settled in cash for taxes	(1)				(86)			(86)
Excess tax benefit for share-based compensation					90			90
Cash proceeds from issuance of common stock under employee equity plans	5				91			91
Cash dividends declared and paid, at a quarterly amount of $0.10 per as-converted share						(1,006)		(1,006)
Repurchase of class A common stock	(79)				(843)	(3,275)		(4,118)
Balance as of September 30, 2014	1,978		245	22	$18,299	$9,131	$(17)	$27,413

(1)	Decrease in Class A common stock related to forfeitures of restricted stock awards.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Common Stock				Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2014	1,978		245	22	$18,299	$9,131	$(17)	$27,413
Net income						6,328		6,328
Other comprehensive loss, net of tax							(57)	(57)
Comprehensive income								6,271
Conversion of class C common stock upon sale into public market	11			(2)				—
Issuance and vesting of restricted stock and performance-based shares	4							—
Share-based compensation, net of forfeitures (Note 16)	(1)	(1)			187			187
Restricted stock and performance-based shares settled in cash for taxes	(1)				(108)			(108)
Excess tax benefit for share-based compensation					84			84
Cash proceeds from issuance of common stock under employee equity plans	3				82			82
Cash dividends declared and paid, at a quarterly amount of $0.12 per as-converted share						(1,177)		(1,177)
Repurchase of class A common stock (Note 14)	(44)				(471)	(2,439)		(2,910)
Balance as of September 30, 2015	1,950		245	20	$18,073	$11,843	$(74)	$29,842

(1)	Decrease in Class A common stock related to forfeitures of restricted stock awards.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock(1)		Common Stock				Preferred Stock	Treasury Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2015	—	—	1,950		245	20	$—	$—	$—	$18,073	$11,843	$(74)	$29,842
Net income											5,991		5,991
Other comprehensive loss, net of tax												(384)	(384)
Comprehensive income													5,607
Issuance of preferred stock (Note 2 and Note 14)	2	3					5,717						5,717
VE territory covered losses incurred (Note 3)									(34)				(34)
Class C common stock held by Visa Europe, a wholly-owned subsidiary of Visa Inc. (Note 2 and Note 14)						(1)		(170)					(170)
Conversion of class C common stock upon sale into public market			8			(2)							—
Issuance and vesting of restricted stock and performance-based shares			2										—
Share-based compensation, net of forfeitures (Note 16)			—	(2)						221			221
Restricted stock and performance-based shares settled in cash for taxes			(1)							(92)			(92)
Excess tax benefit for share-based compensation										63			63
Cash proceeds from issuance of common stock under employee equity plans			3							95			95
Cash dividends declared and paid, at a quarterly amount of $0.14 per as-converted share (Note 14)											(1,350)		(1,350)
Repurchase of class A common stock (Note 14)			(91)							(965)	(6,022)		(6,987)
Balance as of September 30, 2016	2	3	1,871		245	17	$5,717	$(170)	$(34)	$17,395	$10,462	$(458)	$32,912

(1)	Series B and C preferred stock are alternatively referred to as U.K.&I and Europe preferred stock, respectively.

(2)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than 1 million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2016	2015	2014
	(in millions)
Operating Activities
Net income	$5,991	$6,328	$5,438
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	3,409	2,861	2,592
Fair value adjustment for the Visa Europe put option	(255)	110	—
Share-based compensation	221	187	172
Excess tax benefit for share-based compensation	(63)	(84)	(90)
Depreciation and amortization of property, equipment, technology and intangible assets	502	494	435
Deferred income taxes	(764)	195	(580)
Right to recover for covered losses recorded in equity	(9)	—	—
Litigation provision (Note 20)	4	14	453
Other	64	24	37
Change in operating assets and liabilities:
Settlement receivable	391	378	13
Accounts receivable	(65)	(19)	(53)
Client incentives	(3,508)	(2,970)	(2,395)
Other assets	(315)	(41)	(379)
Accounts payable	43	(13)	(56)
Settlement payable	(302)	(552)	107
Accrued and other liabilities	277	118	513
Accrued litigation (Note 20)	(47)	(446)	998
Net cash provided by operating activities	5,574	6,584	7,205
Investing Activities
Purchases of property, equipment, technology and intangible assets	(523)	(414)	(553)
Proceeds from sales of property, equipment and technology	—	10	—
Investment securities, available-for-sale:
Purchases	(28,004)	(2,850)	(2,572)
Proceeds from maturities and sales	26,697	1,925	2,342
Acquisitions, net of $2.8 billion cash received from Visa Europe (Note 2)	(9,082)	(93)	(149)
Purchases of / contributions to other investments	(10)	(25)	(9)
Proceeds / distributions from other investments	6	12	—
Net cash used in investing activities	(10,916)	(1,435)	(941)

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2016	2015	2014
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 14)	$(6,987)	$(2,910)	$(4,118)
Treasury stock—class C common stock (Note 2)	(170)	—	—
Dividends paid (Note 14)	(1,350)	(1,177)	(1,006)
Proceeds from issuance of senior notes (Note 9)	15,971	—	—
Debt issuance costs (Note 9)	(98)	—	—
Deposit into U.S. litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 20)	—	—	(450)
Payments from (return to) U.S. litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 20)	45	426	(999)
Cash proceeds from issuance of common stock under employee equity plans	95	82	91
Restricted stock and performance-based shares settled in cash for taxes	(92)	(108)	(86)
Excess tax benefit for share-based compensation	63	84	90
Net cash provided by (used in) financing activities	7,477	(3,603)	(6,478)
Effect of exchange rate changes on cash and cash equivalents	(34)	1	(1)
Increase (decrease) in cash and cash equivalents	2,101	1,547	(215)
Cash and cash equivalents at beginning of year	3,518	1,971	2,186
Cash and cash equivalents at end of year	$5,619	$3,518	$1,971
Supplemental Disclosure
Series B and C convertible participating preferred stock issued in Visa Europe acquisition (Note 2)	$5,717	$—	$—
Deferred purchase consideration recorded for Visa Europe acquisition (Note 2)	$1,236	$—	$—
Income taxes paid, net of refunds	$2,842	$2,486	$2,656
Interest payments on debt	$244	$—	$—
Accruals related to purchases of property, equipment, technology and intangible assets	$42	$81	$62
Right to recover for covered losses related to Visa Europe acquisition (Note 2)	$34	$—	$—

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
Note 1—Summary of Significant Accounting Policies
Organization. In a series of transactions from October 1 to October 3, 2007, Visa Inc. (Visa or the Company) undertook a reorganization in which Visa U.S.A. Inc. (Visa U.S.A.), Visa International Service Association (Visa International), Visa Canada Corporation (Visa Canada) and Inovant LLC (Inovant) became direct or indirect subsidiaries of Visa and established the U.S. retrospective responsibility plan (the October 2007 reorganization or reorganization). See Note 3—U.S. and Europe Retrospective Responsibility Plans. The reorganization was reflected as a single transaction on October 1, 2007 using the purchase method of accounting with Visa U.S.A. as the accounting acquirer. Visa Europe Limited (Visa Europe) did not become a subsidiary of Visa Inc., but rather remained owned and governed by its European member financial institutions. On June 21, 2016, the Company acquired 100% of the share capital of Visa Europe. The Company's consolidated statements of operations do not reflect the financial results of Visa Europe for the 10 days from the acquisition date through June 30, 2016 as the impact was immaterial. See Note 2—Acquisition of Visa Europe.
Visa is a global payments technology company that connects consumers, merchants, financial institutions, businesses, strategic partners and governments in more than 200 countries and territories to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A., Visa International, Visa Worldwide Pte. Limited (VWPL), Visa Europe Limited (Visa Europe), Visa Canada, Inovant and CyberSource Corporation (CyberSource), operate one of the world's largest retail electronic payments network — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables us to provide our financial institution and merchant clients a wide range of products, platforms and value-added services. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa's financial institution clients.
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
Restricted cash—U.S. litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters for a discussion of the U.S. covered litigation. The escrow funds are held in money market investments, together with the interest earned, less applicable taxes

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

payable, and classified as restricted cash on the consolidated balance sheets. Interest earned on escrow funds is included in non-operating income on the consolidated statements of operations.
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
Level 3—Inputs to the valuation methodology are unobservable and cannot be corroborated by observable market data. The Company's Level 3 assets and liabilities included auction rate securities and the Visa Europe put option at September 30, 2015.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

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
Financial instruments. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash-U.S. litigation escrow, trading and available-for-sale investment securities, settlement receivable and payable, customer collateral, non-marketable equity investments, settlement risk guarantee, and derivative instruments. See Note 4—Fair Value Measurements and Investments.
Settlement receivable and payable. The Company operates systems for authorizing, clearing and settling payment transactions worldwide. Most U.S. dollar settlements with the Company's financial institution clients are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, resulting in amounts due from and to clients.These amounts are presented as settlement receivable and settlement payable on the consolidated balance sheets.
Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure their performance of settlement obligations arising from Visa payment products are processed in accordance with the Company's rules. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets, excluding cash collateral held by Visa Europe as its clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settled obligations. Non-cash collateral assets are held on behalf of the Company by a third party and are not recorded on the consolidated balance sheets. See Note 11—Settlement Guarantee Management.
Property, equipment and technology, net. Property, equipment and technology are recorded at historical cost less accumulated depreciation and amortization, which are computed on a straight-line basis over the asset’s estimated useful life. Depreciation and amortization of technology, furniture, fixtures and equipment are computed over estimated useful lives ranging from 2 to 10 years. Capital leases are amortized over the lease term and leasehold improvements are amortized over the shorter of the useful life of the asset or lease term. Building improvements are depreciated between 3 and 40 years, and buildings are depreciated over 40 years. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life. Land and construction-in-progress are not depreciated. Fully depreciated assets are retained in property, equipment and technology, net, until removed from service.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Intangible assets, net. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.
Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and trade names obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 3 to 15 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2016. See Note 7—Intangible Assets and Goodwill.
Indefinite-lived intangible assets consist of trade name, customer relationships and reacquired rights. Intangible assets with indefinite useful lives are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The Company assesses each category of indefinite-lived intangible assets for impairment on an aggregate basis, which may require the allocation of cash flows and/or an estimate of fair value to the assets or asset group. Impairment exists if the fair value of the indefinite-lived intangible asset is less than the carrying value. The Company relies on a number of factors when completing impairment assessments, including a review of discounted net future cash flows, business plans and the use of present value techniques.
The Company completed its annual impairment review of indefinite-lived intangible assets as of February 1, 2016, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company's indefinite-lived intangible assets existed as of September 30, 2016.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of February 1, or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company evaluated its goodwill for impairment on February 1, 2016, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2016.
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
Service revenues consist of revenues earned for services provided in support of client usage of Visa products. Current quarter service revenues are primarily assessed using a calculation of current pricing applied to the prior quarter's payments volume. The Company also earns revenues from assessments designed to support ongoing acceptance and volume growth initiatives, which are recognized in the same period the related volume is transacted.
Data processing revenues consist of revenues earned for authorization, clearing, settlement, network access and other maintenance and support services that facilitate transaction and information processing among the Company's clients globally. Data processing revenues are recognized in the same period the related transactions occur or services are rendered.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

International transaction revenues are earned for cross-border transaction processing and currency conversion activities. Cross-border transactions arise when the country of origin of the issuer is different from that of the merchant. International transaction revenues are primarily generated by cross-border payments and cash volume.
Other revenues consist mainly of license fees for use of the Visa brand, revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement (see Note 2—Acquisition of Visa Europe) prior to the acquisition of Visa Europe, fees for account holder services, licensing and certification and other activities related to the Company's acquired entities. Other revenues also include optional service or product enhancements, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are rendered.
Client incentives. The Company enters into long-term contracts with financial institution clients, merchants and strategic partners for various programs designed to build payments volume, increase Visa product acceptance, win merchant routing transactions over Visa's network and drive innovation. These incentives are primarily accounted for as reductions to operating revenues or as operating expenses if a separate identifiable benefit at fair value can be established. The Company generally capitalizes advance incentive payments under these agreements if select criteria are met. The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability language (e.g., early termination clauses), management's ability and intent to enforce the recoverability language and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Incentives not yet paid are accrued systematically and rationally based on management's estimate of each client's performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. See Note 17—Commitments and Contingencies.
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
Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on a cash flow matching analysis, with the projected benefit payments matching spot rates from a yield curve developed from high-quality corporate bonds. The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, which is approximately 9 years for the U.S. plans and 12 years for the Visa Europe U.K. pension plan. Other assumptions involve demographic factors such as retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.
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
Foreign currency remeasurement and translation. The Company's functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe whose functional currency is the euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2016, 2015 and 2014.
Where a non-U.S. currency is the functional currency, translation from that functional currency to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income or loss on the consolidated balance sheets.
Derivative financial instruments. The Company uses foreign exchange forward derivative contracts to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. Derivatives are carried at fair value on a gross basis in either prepaid and other current assets or accrued liabilities on the consolidated balance sheets. At September 30, 2016, derivatives outstanding mature within 18 months or less. Gains and losses resulting from changes in fair value of designated derivative instruments are accounted for either in accumulated other comprehensive income or loss on the consolidated balance sheets, or in the consolidated statements of operations in the corresponding account where revenue or expense is hedged, or to general and administrative for hedge amounts determined to be ineffective. Gains and losses resulting in changes in fair value of derivative instruments not designated for hedge accounting are recorded in general and administrative for hedges of operating activity, or non-operating income (expense) for hedges of non-operating activity. See Note 12—Derivative and Non-derivative Financial Instruments.
Non-derivative financial instrument designated as a net investment hedge. The Company designated the euro-denominated deferred cash consideration liability, a non-derivative financial instrument, as a hedge against a portion of the Company's euro-denominated net investment in Visa Europe. See Note 2—Acquisition of Visa Europe. Changes in the value of the deferred cash consideration liability, attributable to the change in exchange rates at the end of each reporting period, partially offset the foreign currency translation adjustments resulting from the euro-denominated net investment, are reported as a component of accumulated other comprehensive income or loss on the Company's consolidated balance sheet. See Note 12—Derivative and Non-derivative Financial Instruments.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition standard. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC staff observer comments upon adoption of ASU 2014-09, including the SEC comments related to consideration given by a vendor to a customer. In May 2016, the FASB also issued ASU 2016-12, which provides narrow scope improvements and technical expedients on assessing collectibility, presentation of sales taxes, evaluating contract modifications and completed contracts at the time of transition and the disclosure requirement for the effect of the accounting change for the period of adoption.The Company will adopt the standard effective October 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the full effect that ASU 2014-09 and all of its related subsequent updates will have on its consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU No. 2014-12, which requires a performance target in stock compensation awards that affects vesting, and is achievable after the requisite service period, be treated as a performance condition. The Company will adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts and premiums. Subsequently, in August 2015, the FASB issued ASU No. 2015-15, which adds SEC staff guidance on the presentation of debt issuance costs related to line-of-credit arrangements, allowing for the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company elected to early adopt the standards effective October 1, 2015 and the carrying amount of the Company's debt liability is presented net of issuance costs on the consolidated financial statements. See Note 9—Debt.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

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
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company will early adopt the standard effective October 1, 2016. The adoption is not expected to have a material impact on the consolidated financial statements.
In May 2016, the FASB issued ASU 2016-13, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The amendment requires a financial asset

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

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
In August 2016, the FASB issued ASU 2016-15, which provides guidance on eight specific cash flow issues, including debt prepayments or debt extinguishment costs. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company is evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and is considering early adoption of the standard.
Note 2—Acquisition of Visa Europe
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
•paid up-front cash consideration of €12.2 billion ($13.9 billion);

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
The Company issued 2,480,466 shares of U.K.&I preferred stock to Visa Europe’s member financial institutions in the United Kingdom and Ireland entitled to receive preferred stock at the Closing, and 3,156,823 shares of Europe preferred stock to Visa Europe’s other member financial institutions entitled to receive preferred stock at the Closing. Under certain conditions described below, the U.K.&I and Europe preferred stock is convertible into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of U.K.&I preferred stock and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities, if any, which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the "VE territory covered litigation"), where, generally, the relevant claims (and resultant liabilities and losses) relate to the period before the Closing. Only seventy percent of such liabilities may be offset where the liability arises from a claim related to inter-regional multilateral interchange fees applied to transactions where the issuer is located outside the Visa Europe territory while the merchant outlet is located within the Visa Europe territory. A reduction in the conversion rates of the U.K.&I preferred stock and the Europe preferred stock have the same economic effect on diluted class A common stock earnings per share as repurchasing the Company's class A common stock because it reduces the as-converted class A common stock share count. Additionally, the shares of U.K.&I and Europe preferred stock are subject to

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

restrictions on transfer and may become convertible in stages based on developments in the VE territory covered litigation. The shares of U.K.&I and Europe preferred stock will become fully convertible on the 12th anniversary of the Closing, subject only to a holdback to cover any then-pending claims. Upon any such conversion of the U.K.&I or Europe preferred stock (whether by such 12th anniversary, or thereafter with respect to claims pending on such anniversary), the holder would receive either class A common stock or class A equivalent preferred stock (for those who are not eligible to hold class A common stock pursuant to the Company's charter). The class A equivalent preferred stock will be freely transferable and each share of class A equivalent preferred stock will automatically convert into 100 shares of class A common stock upon a transfer to any holder that is eligible to hold class A common stock under the charter. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
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
U.K. loss sharing agreement. On November 2, 2015, the Company, Visa Europe and certain of Visa Europe’s member financial institutions located in the United Kingdom (the “U.K. LSA members”) entered into a loss sharing agreement (the “U.K. loss sharing agreement”). Each of the U.K. LSA members has agreed, on a several and not joint basis, to compensate the Company for certain losses which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom prior to the Closing (the "U.K. covered claims"), subject to the terms and conditions set forth therein and, with respect to each U.K. LSA member, up to a maximum amount of the up-front cash consideration received by such U.K. LSA member. The U.K. LSA members’ obligations under the U.K. loss sharing agreement are conditional upon, among other things, either (a) losses valued in excess of the sterling equivalent at the Closing of €1.0 billion having arisen in U.K covered claims (and such losses having reduced the conversion rate of the U.K.&I preferred stock accordingly), or (b) the conversion rate of the U.K.&I preferred stock having been reduced to zero pursuant to losses arising in claims relating to multilateral interchange fee rate setting in the Visa Europe territory. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Litigation management deed. On June 21, 2016, the Company and Visa Europe entered into a litigation management deed (the "litigation management deed"), which sets forth the agreed upon procedures for the management of the VE territory covered litigation, the allocation of losses resulting from the VE territory covered litigation ("VE territory covered losses") between the U.K.&I and Europe preferred stock, and any accelerated conversion or reduction in the conversion rate of the shares of U.K.&I and Europe preferred stock. The litigation management deed applies only to VE territory covered litigation (and resultant losses and liabilities). Subject to the terms and conditions set forth therein, the litigation management deed provides that the Company will generally control the conduct of the VE territory covered litigation, subject to certain obligations to report and consult with the newly established litigation management committees for VE territory covered litigation ("VE territory litigation management committees"). The VE territory litigation management committees, which are composed of representatives of certain Visa Europe members, have also been granted consent rights to approve certain material decisions in relation to the VE territory covered litigation.
Framework Agreement. In connection with the Company's October 2007 reorganization, the Company granted to Visa Europe exclusive, irrevocable and perpetual licenses to use the Visa trademarks and technology intellectual property owned by the Company and certain affiliates within the Visa Europe region for use in the field of financial services, payments, related information technology and information processing services and participation in the Visa system (the "Framework Agreement").
We recorded $191 million, $255 million and $226 million of revenue in accordance with the Framework Agreement during fiscal 2016, 2015 and 2014, respectively. As a result of the acquisition, the fee recognized in fiscal year 2016 was pro-rated for the period prior to the Closing, and no fees related to the Framework Agreement were recognized in the three months ended September 30, 2016, nor will they be recognized in future periods.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Acquisition-related costs. The Company incurred $152 million of non-recurring operating expense during fiscal 2016. This amount is comprised of $60 million of transaction expenses recorded in professional fees, and $92 million of expense related to U.K. stamp duty, which was recorded in general and administrative expenses.
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

(1)
The fair value of preferred stock was determined based on its as-converted value of $6.1 billion on June 21, 2016, less a 6% discount for illiquidity as these shares are subject to limitations on transferability. The fair value was also adjusted to reflect $25 million of "right to recover for covered losses" related to VE territory covered losses prior to the Closing. See Note 20—Legal Matters.

(2)
This amount reflects the fair value of deferred cash consideration of €1.0 billion, plus 4.0% compound annual interest, payable on the third anniversary of the Closing, discounted at a rate of 1.2%. At September 30, 2016, the deferred consideration of $1.2 billion reflects interest accretion recognized during the three months ended September 30, 2016, more than offset by the impact of changes in the euro to U.S. dollar exchange rate from the Closing.

Total consideration has been adjusted to account for the following items to arrive at the accounting purchase consideration:

(3)
the loss upon consummation of the transaction resulting from the effective settlement of the Framework Agreement between Visa and Visa Europe. The Visa Europe Framework Agreement provided Visa Europe with a perpetual, exclusive right to operate the Visa business in the Visa Europe region in exchange for a license fee paid to Visa. Under the terms of the Framework Agreement, the license fee paid by Visa Europe has increased modestly since inception in 2007, while the value of the Visa Europe business has increased at a greater rate. Using an income approach, the Company assessed the contractual terms and conditions of the Framework Agreement as compared to current market conditions and the historical and expected financial performance of Visa Europe. Based on the analysis performed, the Company determined that the terms were not at fair value as determined under U.S. GAAP at the Closing. The present value of the expected differential between payments required by the Framework Agreement and those that would be required if the contract were at fair value under U.S. GAAP was calculated over the Framework Agreement's contractual perpetual term, resulting in a loss of $1.9 billion recognized within operating expense in the Company's consolidated statement of operations during the third quarter of fiscal 2016, and a reduction to the purchase accounting consideration; and

(4)	the fair value of the Visa class C common stock held by Visa Europe as of the Closing.
Total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary valuation as we continue to gather additional information necessary to finalize the valuation. These preliminary values may further change in future reporting periods until finalization of the valuation, which will occur no later than the third quarter of fiscal 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

The following table summarizes the preliminary purchase price allocation.

Preliminary Purchase Price Allocation
(in millions)
Current assets(1)	$4,457
Non-current assets(2)	258
Current liabilities(3)	(2,731)
Non-current liabilities(2)	(2,605)
Tangible assets and liabilities	$(621)
Intangible assets — customer relationships and reacquired rights(2)	16,137
Goodwill(4)	3,268
Fair value of net assets acquired	$18,784

(1)	Current assets are largely comprised of cash and cash equivalents and settlement receivable.

(2)
Intangible assets consist of customer relationships and reacquired rights, which have been valued as a single composite intangible asset as they are inextricably linked. These intangibles are considered indefinite-lived assets as the associated customer relationships have historically not experienced significant attrition, and the reacquired rights are based on the Framework Agreement, which has a perpetual term. Non-current assets and liabilities include deferred tax assets and liabilities that result in net deferred tax liabilities of $2.4 billion, which are primarily related to these indefinite-lived intangible assets, and are not expected to be realized in the foreseeable future.

(3)	Current liabilities assumed mainly include settlement payable, client incentives liabilities and accrued liabilities.

(4)
The excess of purchase consideration over net assets acquired was recorded as goodwill, which represents the value that is expected from increased scale and synergies as a result of the integration of both businesses.

Actual and pro forma impact of acquisition. The Company did not include Visa Europe's financial results in the Company's consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. Total consolidated Visa Inc. net revenue for the fiscal year ended September 30, 2016 includes $554 million from Visa Europe's operations for the three months ended September 30, 2016. Had the Company not acquired Visa Europe, approximately $65 million of revenue would have been recorded under the Framework Agreement during the fourth quarter of fiscal 2016. Therefore, the acquisition of Visa Europe resulted in a net increase of $489 million in net revenue.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Total consolidated Visa Inc. net income for the fiscal year ended September 30, 2016 includes $299 million from Visa Europe's operations for the three months ended September 30, 2016. This includes the non-cash, non-recurring $88 million tax benefit upon remeasurement of a deferred tax liability to reflect a tax rate change in the United Kingdom. In connection with the acquisition, Visa Inc. recorded several significant items that would not have been incurred had we not acquired Visa Europe. Therefore, the acquisition of Visa Europe reduced Visa Inc. fiscal year 2016 consolidated net income by approximately $872 million, as follows:

Impact of Visa Europe acquisition on fiscal 2016 consolidated net income:	(in millions)
Visa Europe net income included in consolidated net income	$299
Less approximately $65 million of revenue that would have been recorded by Visa Inc. under the Framework Agreement, net of tax	(41)
Less acquisition-related expense recorded by Visa Inc., net of tax, upon:
Effective settlement of the Framework Agreement	(1,184)
Interest expense incurred on $16.0 billion debt, net of interest income earned	(243)
Transaction costs incurred	(96)
Add acquisition-related gains recorded by Visa Inc., net of tax, upon:
Revaluation of Visa Europe put option	255
Remeasurement of euro deposits	91
Remeasurement of currency forward contracts	47
Total impact of Visa Europe acquisition on consolidated net income	$(872)
The following table presents supplemental pro forma information as if the acquisition and related issuance of senior notes had occurred on October 1, 2014. The pro forma financial information is not necessarily indicative of the Company's consolidated results of operations that would have been realized had the acquisition been completed on October 1, 2014, nor does it purport to project the future results of operations of the combined company or reflect any reorganizations, or cost or other operating synergies that may occur subsequent to the Closing. The actual results of operations of the combined company may differ significantly from the pro forma results presented here due to many factors.

	Pro Forma Consolidated Results
	Fiscal 2016	Fiscal 2015
	(in millions, except per share data)
Total operating revenues	$16,090	$15,425
Net income	$7,072	$5,210
Diluted earnings per share	$2.93	$2.06
The pro forma financial information above reflects the following material pro forma adjustments:

•	conversion of Visa Europe's historical results of operations from euro to U.S. dollar, and from International Financial Reporting Standards to U.S. GAAP;

•
elimination of transactions between Visa and Visa Europe upon consolidation, primarily related to annual license and various other fees paid by Visa Europe to Visa in accordance with the Framework Agreement;

•	an increase in non-operating expense for additional interest expense and amortization of debt issuance costs resulting from the issuance of the $16.0 billion senior notes;

•
exclusion of a $255 million gain in the twelve months ended September 30, 2016 and $110 million loss in the twelve months ended September 30, 2015 related to the revaluation of the Visa Europe put option(1); and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

•
the inclusion of non-recurring amounts on October 1, 2014, the date the acquisition is presumed to have occurred for purposes of presenting pro forma results, and a corresponding reduction of these amounts in the period originally recognized, as follows:

◦	$1.9 billion Visa Europe Framework Agreement loss related to the effective settlement of the Framework Agreement recognized in the twelve months ended September 30, 2016;

◦	$152 million of acquisition-related costs for the twelve months ended September 30, 2016;

◦	$145 million of foreign exchange gains related to euros held during the twelve months ended September 30, 2016; and

◦
$74 million of gains for the twelve months ended September 30, 2016 related to currency forward contracts entered into to mitigate a portion of the foreign currency exchange rate risk associated with the upfront cash consideration.

(1)
For purposes of preparing this pro forma financial information, the fair value of the Visa Europe put option is presumed to have been reduced to zero prior to October 1, 2014. Therefore, gains or losses associated with changes in the fair value of the Visa Europe put option liability are not included in pro forma net income for either period presented.

The pro forma results also reflect the applicable tax impact of the pro forma adjustments. The taxes associated with the adjustments reflect the statutory tax rate in effect during the respective periods.
Note 3—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “U.S. covered litigation." These mechanisms are included in and referred to as the U.S. retrospective responsibility plan and consist of a U.S. litigation escrow agreement, the conversion feature of the Company's shares of class B common stock, the indemnification obligations of the Visa U.S.A. members, an interchange judgment sharing agreement, a loss sharing agreement and an omnibus agreement, as amended.
U.S. covered litigation consists of a number of matters that have been settled or otherwise fully or substantially resolved, as well as the following:

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

•
any claim that challenges the reorganization or the consummation thereof; provided that such claim is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction; and

•
any case brought after October 22, 2015, by a merchant that opted out of the Rule 23(b)(3) settlement class pursuant to the 2012 Settlement Agreement in MDL 1720 that arises out of facts or circumstances substantially similar to those alleged in MDL 1720 and that is not transferred to or otherwise included in MDL 1720. See Note 20—Legal Matters.

U.S. Litigation escrow agreement. In accordance with the U.S. litigation escrow agreement, the Company maintains an escrow account, from which settlements of, or judgments in, the U.S. covered litigation are paid. The amount of the escrow is determined by the board of directors and the Company's litigation committee, all members of which are affiliated with, or act for, certain Visa U.S.A. members. The escrow funds are held in money market investments along with the interest earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets.
The following table sets forth the changes in the U.S. litigation escrow account:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,072	$1,498
Payments to opt-out merchants(1)	(45)	(426)
Balance at September 30	$1,027	$1,072

(1)	These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
An accrual for the U.S. covered litigation and a change to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to recommendations made by the litigation committee. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. The Company did not record an additional accrual for the U.S. covered litigation during fiscal 2016. See Note 20—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same economic effect on diluted class A common stock earnings per share as repurchasing the Company's class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 14—Stockholders' Equity.
Indemnification obligations. To the extent that amounts available under the U.S. litigation escrow arrangement and other agreements in the plan are insufficient to fully resolve the U.S. covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.'s members for such excess amount, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.'s certificate of incorporation and bylaws and in accordance with their membership agreements.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

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
Europe Retrospective Responsibility Plan
The Company obtained certain protections for VE territory covered losses through the U.K.&I and Europe preferred stock, the U.K. loss sharing agreement, and the litigation management deed, referred to as the "Europe retrospective responsibility plan." See Note 2—Acquisition of Visa Europe and Note 20—Legal Matters. The plan covers VE territory covered litigation (and resultant liabilities and losses) relating to the covered period, which generally refers to the period before the Closing. Visa's protection from the plan is further limited to seventy percent of any liabilities where the claim relates to inter-regional multilateral interchange fee rates where the issuer is located outside the Visa Europe territory, while the merchant is located within the Visa Europe territory. The plan does not protect the Company against all types of litigation in Europe, only the interchange litigation specifically covered by the plan's terms.
Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the class A common stock conversion rates applicable to the U.K.&I and Europe preferred stock. The total amount of protection available through the preferred stock component of the Europe retrospective responsibility plan is equivalent to the as-converted value of the preferred stock, which can be calculated at any point in time as the product of: (a) the outstanding number of shares of preferred stock; (b) the current conversion rate applicable to each class of preferred stock; and (c) Visa's class A common stock price. This amount differs from the value of the preferred stock recorded within stockholders' equity on the Company's consolidated balance sheet. The book value of the preferred stock reflects its historical value recorded at the Closing less VE territory covered losses recovered through a reduction of the applicable conversion rate. The book value does not reflect changes in the underlying class A common stock price subsequent to the Closing.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

VE territory covered losses may be recorded before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in "right to recover for covered losses" as contra-equity will then be recorded against the book value of the preferred stock within stockholders' equity. As of September 30, 2016, the Company had recorded $34 million in the "right to recover for covered losses" related to VE territory covered losses, of which $25 million was incurred prior to the Closing. There were no adjustments to the conversion rate in fiscal 2016.
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders' equity within the Company's consolidated balance sheet as of September 30, 2016(1):

	September 30, 2016
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock
	(in millions)
U.K.&I preferred stock	$2,862	$2,516
Europe preferred stock	3,642	3,201
Total	$6,504	$5,717
Less: Right to recover for covered losses	(34)	(34)
Total recovery for covered losses available	$6,470	$5,683

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the U.K.&I and Europe preferred stock outstanding, respectively, as of September 30, 2016; (b) the 13.952 class A common stock conversion rate applicable to both the U.K.&I and Europe preferred stock as of September 30, 2016; and (c) $82.70, Visa's class A common stock closing stock price as of September 30, 2016. Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3
	2016	2015	2016	2015	2016	2015
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$4,537	$3,051
U.S. government-sponsored debt securities			$196	$280
Investment securities, trading:
Equity securities	71	66
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			4,699	2,615
U.S. Treasury securities	2,178	2,656
Equity securities	53	4
Corporate debt securities			249	533
Auction rate securities					$—	$7
Prepaid and other current assets:
Foreign exchange derivative instruments			50	76
Other Assets:
Foreign exchange derivative instruments			6
Total	$6,839	$5,777	$5,200	$3,504	$—	$7
Liabilities
Accrued liabilities:
Visa Europe put option					$—	$255
Foreign exchange derivative instruments			$116	$13
Other liabilities:
Foreign exchange derivative instruments			$20
Total	$—	$—	$136	$13	$—	$255
There were no transfers between Level 1 and Level 2 assets during fiscal 2016.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2016.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Level 3 assets and liabilities measured at fair value on a recurring basis. Auction rate securities are classified as Level 3 due to a lack of trading in active markets and a lack of observable inputs in measuring fair value. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2016.
Visa Europe put option agreement. On June 21, 2016, the Company acquired 100% of the share capital of Visa Europe, effected by the Visa Europe board of directors' exercise of the amended Visa Europe put option. Therefore, the Visa Europe put option was contractually terminated as a result of the transaction. During the first quarter of fiscal 2016, the Company recorded a $255 million non-cash decrease in the fair value of the put option as non-operating income in the Company's consolidated statements of operations, reducing the fair value of the liability to zero. See Note 2—Acquisition of Visa Europe. The liability was classified within Level 3 as the assumed probability that Visa Europe would elect to exercise its option in its unamended form, and the estimated P/E differential were among several unobservable inputs used to value the unamended put option.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairment charges incurred during fiscal 2016, 2015 and 2014. At September 30, 2016 and 2015, these investments totaled $46 million and $45 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2016, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2016. See Note 1—Summary of Significant Accounting Policies.
Other Fair Value Disclosures
Long-term debt. In December 2015, the Company issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. See Note 9—Debt. These debt instruments are measured at amortized cost on the Company's consolidated balance sheet at September 30, 2016. The fair value of these notes, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	September 30, 2016
	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$1,746	$1,754
2.20% Senior Notes due December 2020	2,988	3,077
2.80% Senior Notes due December 2022	2,238	2,359
3.15% Senior Notes due December 2025	3,964	4,225
4.15% Senior Notes due December 2035	1,485	1,698
4.30% Senior Notes due December 2045	3,461	4,045
	$15,882	$17,158
Other Financial Instruments not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at September 30, 2016, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at September 30, 2016 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Trading Investment Securities
Trading investment securities include mutual fund equity security investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company's employees. These investments are held in trust and are not available for the Company's operational or liquidity needs. Interest and dividend income and changes in fair value are recorded in non-operating income, and offset in personnel expense on the consolidated statements of operations. As of September 30, 2016 and 2015, trading investment securities totaled $71 million and $66 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Available-for-sale Investment Securities
The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities are as follows:

	September 30, 2016				September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$4,693	$6	$—	$4,699	$2,612	$3	$—	$2,615
U.S. Treasury securities	2,176	3	—	2,179	2,652	4	—	2,656
Equity securities	7	46	—	53	4	—	—	4
Corporate debt securities	248	—	—	248	533	—	—	533
Auction rate securities	—	—	—	—	7	—	—	7
Total	$7,124	$55	$—	$7,179	$5,808	$7	$—	$5,815
Less: current portion of available-for-sale investment securities				(3,248)				(2,431)
Long-term available-for-sale investment securities				$3,931				$3,384
The available-for-sale investment securities primarily include U.S. Treasury securities, U.S. government-sponsored debt securities and corporate debt securities. Available-for-sale debt securities are presented below in accordance with their stated maturities. The majority of these investments, $3.9 billion, are classified as non-current, as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

	Amortized Cost	Fair Value
	(in millions)
September 30, 2016:
Due within one year	$3,193	$3,195
Due after 1 year through 5 years	3,925	3,931
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$7,118	$7,126

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Investment Income
Investment income is recorded as non-operating income in the Company's consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2016	2015	2014
	(in millions)
Interest and dividend income on cash and investments	$75	$31	$25
Gain on other investments	5	3	8
Investment securities, trading:
Unrealized gains (losses), net	3	(6)	(2)
Realized gains, net	—	2	6
Investment securities, available-for-sale:
Realized gains, net	3	21	1
Other-than-temporary impairment on investments	(4)	(5)	(3)
Investment income	$82	$46	$35
Note 5—Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2016	September 30, 2015
	(in millions)
Prepaid operating expenses and maintenance	$151	$137
Income tax receivable (See Note 19—Income Taxes)	232	77
Foreign exchange derivative instruments (See Note 12—Derivative Financial Instruments)	50	76
Other	122	63
Total	$555	$353
Other non-current assets consisted of the following:

	September 30, 2016	September 30, 2015
	(in millions)
Non-current income tax receivable (See Note 19—Income Taxes)	$731	$627
Pension assets (See Note 10—Pension, Postretirement and Other Benefits)	22	36
Other investments (See Note 4—Fair Value Measurements and Investments)	46	45
Long-term prepaid operating expenses and other	72	57
Non-current deferred tax assets (See Note 19—Income Taxes)(1)	22	13
Total	$893	$778

(1)
The Company elected to early adopt ASU 2015-17 on a retrospective basis effective October 1, 2015 and all deferred tax assets and liabilities are classified as non-current. Previously, current deferred tax assets had been presented separately and current deferred tax liabilities had been included in accrued liabilities on the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies and Note 19—Income Taxes.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Note 6—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30, 2016	September 30, 2015
	(in millions)
Land	$74	$71
Buildings and building improvements	839	803
Furniture, equipment and leasehold improvements	1,382	1,267
Construction-in-progress	125	120
Technology	2,378	2,022
Total property, equipment and technology	4,798	4,283
Accumulated depreciation and amortization	(2,648)	(2,395)
Property, equipment and technology, net	$2,150	$1,888
Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payments network. At September 30, 2016 and 2015, accumulated amortization for technology was $1.5 billion and $1.4 billion, respectively.
At September 30, 2016, estimated future amortization expense on technology was as follows:

Fiscal:	2017	2018	2019	2020	2021 and thereafter	Total
	(in millions)
Estimated future amortization expense	$274	$209	$161	$108	$84	$836
Depreciation and amortization expense related to property, equipment and technology was $452 million, $431 million and $369 million for fiscal 2016, 2015 and 2014, respectively. Included in those amounts was amortization expense on technology of $259 million, $251 million and $198 million for fiscal 2016, 2015 and 2014, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Note 7—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30, 2016			September 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$351	$(220)	$131	$351	$(196)	$155
Trade names	192	(80)	112	192	(67)	125
Reseller relationships	95	(70)	25	95	(59)	36
Other	18	(9)	9	53	(17)	36
Total finite-lived intangible assets	$656	$(379)	$277	$691	$(339)	$352
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	$22,873	$—	$22,873	$6,925	$—	$6,925
Visa trade name	4,084	—	4,084	2,564	—	2,564
Visa Europe franchise right	—	—	—	1,520	—	1,520
Total Indefinite-lived intangible assets	$26,957	$—	$26,957	$11,009	$—	$11,009
Total intangible assets, net	$27,613	$(379)	$27,234	$11,700	$(339)	$11,361
Amortization expense related to finite-lived intangible assets was $50 million, $63 million and $66 million for fiscal 2016, 2015 and 2014, respectively. At September 30, 2016, estimated future amortization expense on finite-lived intangible assets is as follows:

Fiscal:	2017	2018	2019	2020	2021 and thereafter	Total
	(in millions)
Estimated future amortization expense	$46	40	40	40	111	$277
There was no impairment related to the Company’s indefinite-lived or finite-lived intangible assets during fiscal 2016, 2015 or 2014.
The increase in total net intangible assets during 2016 was primarily related to the Company's acquisition of Visa Europe. Total purchase consideration of $18.8 billion was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair value on the acquisition date. Related indefinite-lived intangible assets recorded totaled $16.1 billion consisting of customer relationships and reacquired rights. Upon consummation of the acquisition, the Visa Europe franchise right of $1.5 billion, previously acquired as part of the Company's October 2007 reorganization, was reclassified as a Visa trade name intangible asset as the franchise right permitted Visa Europe's use of the Visa trade name and technology prior to acquisition. Goodwill of $3.3 billion was recorded to reflect the excess purchase consideration over net assets acquired. Intangible assets and goodwill recorded as a result of the Visa Europe acquisition are denominated in euros and translated into U.S. dollars. As such, the change in goodwill balance from the acquisition date to September 30, 2016 primarily includes the impact of $39 million resulting from changes in the euro to U.S. dollar exchange rate during the period. See Note 2—Acquisition of Visa Europe.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Note 8—Accrued and Other Liabilities
Accrued liabilities consisted of the following:

	September 30, 2016	September 30, 2015
	(in millions)
Accrued operating expenses(1)	$347	$257
Visa Europe put option (See Note 2—Acquisition of Visa Europe)(2)	—	255
Accrued interest expenses(3)	145	—
Accrued income taxes (See Note 19—Income Taxes)	153	75
Other(5)	483	262
Total	$1,128	$849
Other non-current liabilities consisted of the following:

	September 30, 2016	September 30, 2015
	(in millions)
Accrued income taxes (See Note 19—Income Taxes)(4)	$911	$752
Employee benefits	137	77
Other	114	68
Total	$1,162	$897

(1)	Increase includes accrued operating expenses assumed from the Visa Europe acquisition.

(2)
On June 21, 2016, the Company acquired 100% of the share capital of Visa Europe, effected by the Visa Europe board of directors' exercise of the amended Visa Europe put option. Therefore, the Visa Europe put option was contractually terminated as a result of the transaction. See Note 2—Acquisition of Visa Europe.

(3)	Interest expenses accrued as at September 30, 2016 is related to the issuance of long-term debt in December 2015. See Note 9—Debt.

(4)	The increase in non-current accrued income taxes is primarily related to the increase in liabilities for uncertain tax positions.

(5)
Current year balance includes amounts assumed from the Visa Europe acquisition related to uncertainties around foreign non-income tax obligations. Prior year current deferred tax liabilities have been retroactively reclassed to non-current deferred tax liabilities on the consolidated balance sheets upon adoption of FASB issued ASU 2015-17. See Note 1—Summary of Significant Accounting Policies and Note 19—Income Taxes.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Note 9—Debt
The Company had outstanding debt as follows:

	September 30, 2016
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the "2017 Notes")	$1,750	$(4)	$1,746	1.37%
2.20% Senior Notes due December 2020 (the "2020 Notes")	3,000	(12)	2,988	2.30%
2.80% Senior Notes due December 2022 (the "2022 Notes")	2,250	(12)	2,238	2.89%
3.15% Senior Notes due December 2025 (the "2025 Notes")	4,000	(36)	3,964	3.26%
4.15% Senior Notes due December 2035 (the "2035 Notes")	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045 (the "2045 Notes")	3,500	(39)	3,461	4.37%
Total long-term debt	$16,000	$(118)	$15,882
Senior Notes
In December 2015, the Company issued fixed-rate senior notes (the 2017 Notes, 2020 Notes, 2022 Notes, 2025 Notes, 2035 Notes and 2045 Notes, or collectively, the "Notes") in conjunction with the acquisition of Visa Europe, in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Interest on the Notes, at a rate ranging between 1.20% and 4.30%, is payable semi-annually on June 14 and December 14 of each year, commencing June 14, 2016. The Company recognized related interest expense of $399 million in fiscal 2016 as non-operating expense. The net aggregate proceeds from the issuance of the Notes, after deducting discounts and debt issuance costs, were $15.9 billion. The discounts and debt issuance costs are amortized over the respective term of each note using the effective interest method. The indenture governing the Notes contains customary event of default provisions. The Notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company's existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company's subsidiaries. The Company was in compliance with all related covenants as of September 30, 2016.
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
September 30, 2016

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
Future principal payments on the Company's outstanding debt are as follows:

Fiscal Year	2017	2018	2019	2020	2021	Thereafter	Total
(in millions)	$—	1,750	—	—	3,000	11,250	$16,000
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Company had no outstanding obligations under the program at September 30, 2016.
Credit Facility
On January 27, 2016, the Company, Visa International Service Association and Visa U.S.A. Inc., and subsequently, Visa Europe Limited and Visa Europe Services Inc. (collectively, the "Borrowers") entered into a 5-year, unsecured $4.0 billion revolving credit facility (the "Credit Facility") with Bank of America, N.A., as administrative agent and the lenders party thereto. JP Morgan Chase Bank, N.A., acted as syndication agent in connection with the Credit Facility; Bank of China, Los Angeles Branch, Barclays Bank PLC, Citibank, N.A., HSBC Bank USA, N.A., Royal Bank of Canada, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Wells Fargo Bank National Association, Deutsche Bank Securities Inc. and Toronto Dominion (New York) LLC, acted as Documentation Agents; and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of China, Los Angeles Branch, Barclays Bank PLC, Citigroup Global Markets, Inc., HSBC Bank USA, N.A., RBC Capital Markets, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc. and TD Securities (USA) LLC, acted as joint lead arrangers and joint book runners. The Credit Facility, which expires on January 27, 2021, replaced the Company's prior $3.0 billion credit facility, which expired on January 27, 2016.
The Credit Facility provides the Borrowers with a borrowing capacity of up to $4.0 billion. Borrowings under the Credit Facility are available for general corporate purposes. Interest on the borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable rating of senior unsecured long-term securities of the Company. The Borrowers have agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company.
Other material terms are:

•	a financial covenant which requires the Company to maintain a Consolidated Indebtedness to Consolidated EBITDA Ratio (as defined in the Credit Facility) of not greater than 3.75 to 1.00;

•
customary restrictive covenants, which limit the Borrowers' ability to, among other things, create certain liens, effect fundamental changes to their business, or merge or dispose substantially all of their assets, subject in each case to customary exceptions and amounts;

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

•
customary events of default, upon the occurrence of which, after any applicable grace period, the requisite lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments; and

•	other customary and standard terms and conditions.
The Borrowers had no borrowings under the Credit Facility and the Company was in compliance with all related covenants as of and during the year ended September 30, 2016. The participating lenders in the Credit Facility include certain holders of the Company's class B and class C common stock and U.K.&I and Europe preferred stock, certain of the Borrowers' customers and their affiliates.
Note 10—Pension, Postretirement and Other Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations. As a result of the acquisition of Visa Europe, the Company assumed the obligations related to Visa Europe's defined benefit plan, primarily consisting of the U.K. funded and unfunded pension plans.
Disclosures presented below include the U.S. pension plans and the non-U.S. plans, comprising only the Visa Europe plans. Disclosures relating to other non-U.S. pension benefit plans are not included as they are immaterial, individually and in aggregate. The Company uses a September 30 measurement date for its pension and other postretirement benefit plans.
Defined benefit pension plans. The U.S. pension benefits under the defined benefit pension plan are earned based on a cash balance formula. An employee’s cash balance account is credited with an amount equal to 6% of eligible compensation plus interest based on 30-year Treasury securities. In October 2015, the Company's board of directors approved an amendment of the U.S. qualified defined benefit pension plan such that the Company discontinued employer provided credits after December 31, 2015. Plan participants continue to earn interest credits on existing balances at the time of the freeze. As a result, a curtailment gain totaling $8 million was recognized in fiscal 2016 as part of the Company's net periodic benefit cost.
The funding policy for the U.S. pension benefits is to contribute annually no less than the minimum required contribution under ERISA.
 Under the Visa Europe U.K. pension plans, presented below under "non-U.S. plans", retirement benefits are provided based on the participants' final pensionable pay and are currently closed to new entrants. However, future benefits continue to accrue for active participants. The funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of the U.K. pension plans. Additional amounts may be agreed with the U.K. pension plan trustees.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Summary of Plan Activities
Change in Benefit Obligation:

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016
	(in millions)
Benefit obligation—beginning of fiscal year	$1,005	$983	$18	$20	$—
Visa Europe acquisition	—	—	—	—	381
Service cost	13	47	—	—	1
Interest cost	40	40	1	1	3
Actuarial loss (gain)	86	40	(2)	—	86
Benefit payments	(64)	(105)	(3)	(3)	(1)
Plan amendment	(8)	—	—	—	—
Foreign currency exchange rate changes	—	—	—	—	4
Benefit obligation—end of fiscal year	$1,072	$1,005	$14	$18	$474
Accumulated benefit obligation	$1,072	$994	NA	NA	$474
Change in Plan Assets:
Fair value of plan assets—beginning of fiscal year	$1,022	$1,117	$—	$—	$—
Visa Europe acquisition	—	—	—	—	287
Actual return on plan assets	118	(6)	—	—	25
Company contribution	1	16	3	3	102
Benefit payments	(64)	(105)	(3)	(3)	(1)
Foreign currency exchange rate changes	—	—	—	—	2
Fair value of plan assets—end of fiscal year	$1,077	$1,022	$—	$—	$415
Funded status at end of fiscal year	$5	$17	$(14)	$(18)	$(59)
Recognized in Consolidated Balance Sheets:
Non-current asset	$22	$36	$—	$—	$—
Current liability	(9)	(9)	(3)	(3)	(6)
Non-current liability	(8)	(10)	(11)	(15)	(53)
Funded status at end of fiscal year	$5	$17	$(14)	$(18)	$(59)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Amounts recognized in accumulated other comprehensive income before tax:

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	September 30,		September 30,		September 30
	2016	2015	2016	2015	2016
	(in millions)
Net actuarial loss (gain)	$241	$232	$(5)	$(5)	$66
Prior service credit	—	(9)	(2)	(5)	—
Total	$241	$223	$(7)	$(10)	$66
Amounts from accumulated other comprehensive income to be amortized into net periodic benefit cost in fiscal 2017:

	U.S. Plans		Non-U.S. Plans
	Pension Benefits	Other Postretirement Benefits	Pension Benefits
	(in millions)
Actuarial loss (gain)	$15	$(1)	$2
Prior service credit	—	(2)	—
Total	$15	$(3)	$2
Benefit obligations in excess of plan assets related to the Company's U.S. non-qualified plan and the non-U.S. pension plans:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2016	2015	2016
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation—end of year	$(16)	$(19)	$(474)
Fair value of plan assets—end of year	$—	$—	$415
Projected benefit obligation in excess of plan assets
Benefit obligation—end of year	$(16)	$(19)	$474
Fair value of plan assets—end of year	$—	$—	$415

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Net periodic pension and other postretirement plan cost:

	U.S. Plans						Non-U.S. Plans(1)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
	Fiscal
	2016	2015	2014	2016	2015	2014	2016
	(in millions)
Service cost	$13	$47	$46	$—	$—	$—	$1
Interest cost	40	40	42	1	1	1	3
Expected return on assets	(69)	(72)	(68)	—	—	—	(4)
Amortization of:
Prior service credit	(1)	(7)	(8)	(3)	(3)	(3)	—
Actuarial loss (gain)	7	1	1	(2)	(2)	(1)	—
Net benefit cost	$(10)	$9	$13	$(4)	$(4)	$(3)	$—
Curtailment gain	(8)	—	(3)	—	—	—	—
Settlement loss	13	7	3	—	—	—	—
Total net periodic benefit cost	$(5)	$16	$13	$(4)	$(4)	$(3)	$—

(1) Represents Visa Europe's U.K. pension plans' net pension benefit cost recognized from the Closing through September 30, 2016.
Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	2016	2015	2016	2015	2016
	(in millions)
Current year actuarial loss (gain)	$30	$119	$(2)	$—	$66
Amortization of actuarial (loss) gain	(20)	(8)	2	2	—
Current year prior service credit	—	—	—	—	—
Amortization of prior service credit	9	7	3	3	—
Total recognized in other comprehensive income	$19	$118	$3	$5	$66
Total recognized in net periodic benefit cost and other comprehensive income	$14	$134	$(1)	$1	$66

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Weighted Average Actuarial Assumptions:

	U.S. Plans			Non-U.S. Plans
	Fiscal
	2016	2015	2014	2016
Discount rate for benefit obligation:(1)
Pension	3.62%	4.33%	4.27%	2.40%
Postretirement	1.91%	2.43%	2.59%	NA
Discount rate for net periodic benefit cost:
Pension	4.33%	4.27%	4.81%	3.10%
Postretirement	2.43%	2.59%	2.76%	NA
Expected long-term rate of return on plan assets(2)	7.00%	7.00%	7.00%	3.92%
Rate of increase in compensation levels for:(3)
Benefit obligation	NA	4.00%	4.00%	3.20%
Net periodic benefit cost	NA	4.00%	4.50%	3.00%

(1)
Represents a single weighted-average discount rate derived based on a cash flow matching analysis, with the projected benefit payments matching spot rates from a yield curve developed from high-quality corporate bonds.

(2)
Primarily based on the targeted allocation, and evaluated for reasonableness by considering such factors as: (i) actual return on plan assets; (ii) historical rates of return on various asset classes in the portfolio; (iii) projections of returns on various asset classes; and (iv) current and prospective capital market conditions and economic forecasts.

(3)
This assumption is not applicable for to the U.S. plans in fiscal 2016 due to the amendment of the U.S. qualified defined benefit pension plan in October 2015, which discontinued the employer provided credits effective after December 31, 2015.

The assumed annual rate of future increases in health benefits for the other postretirement benefits plan is 8% for fiscal 2017. The rate is assumed to decrease to 5% by 2021 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing or decreasing the healthcare cost trend by 1% would change the postretirement plan benefit obligation by less than $1 million.
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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances the pension plan assets, as appropriate, to ensure that allocations are consistent with target allocation ranges. The weighted average targeted allocation for U.S. pension plan assets is as follows: equity securities of 50% to 80%, fixed income securities of 25% to 35% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2016, U.S. pension plan asset allocations for these categories were 62%, 34% and 4%, respectively, which were within target allocation ranges.
The weighted average targeted allocation for non-U.S. pension plans is as follows: equity securities of 40%, fixed income securities of 20% and other of 40%, consisting of cash, multi-asset funds, and property. At September 30, 2016, non-U.S. pension plan asset allocations for these categories were 28%, 22% and 50%, respectively. The actual allocated percentage to other category exceeding the target is attributed to the $102 million cash contribution made in September 2016.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

The following table sets forth by level, within the fair value hierarchy, the pension plan’s investments at fair value as of September 30, 2016 and 2015, including the impact of transactions that were not settled at the end of September:

	U.S. Plans
	Fair Value Measurements at September 30,
	Level 1		Level 2		Level 3		Total
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Cash equivalents	$39	$11					$39	$11
Corporate debt securities			$185	$169			185	169
U.S. government-sponsored debt securities			30	66			30	66
U.S. Treasury securities	100	74					100	74
Asset-backed securities					$51	$31	51	31
Equity securities	672	671					672	671
Total	$811	$756	$215	$235	$51	$31	$1,077	$1,022

	Non-U.S. Plans
	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents	$105			$105
Corporate debt securities		$39		39
U.K. Treasury securities	52			52
Asset-backed securities			$29	29
Equity securities	116			116
Multi-asset securities (1)		74		74
Total	$273	$113	$29	$415

(1)	Multi-asset securities represents pension plan assets that are invested in funds comprised of broad ranges of assets.
Level 1 assets. Cash equivalents (money market funds, time deposits and treasury bills), U.S. and U.K. Treasury securities and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets. The fair values of U.S. government-sponsored, corporate debt and multi-asset securities are based on quoted prices in active markets for similar assets as provided by third-party pricing vendors. This pricing data is reviewed internally for reasonableness through comparisons with benchmark quotes from independent third-party sources. Based on this review, the valuation is confirmed or revised accordingly.
Level 3 assets. Asset-backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value.
There were no transfers between Level 1 and Level 2 assets during fiscal 2016 or 2015. A separate roll-forward of Level 3 plan assets measured at fair value is not presented because activities during fiscal 2016 and 2015 were immaterial.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Cash Flows

	U.S. Plans		Non-U.S. Plans
	Pension Benefits	Other Postretirement Benefits	Pension Benefits
Actual employer contributions	(in millions)
2016	$1	$3	$102
2015	$16	$3	$—
Expected employer contributions
2017	$9	$3	$6
Expected benefit payments
2017	$165	$3	$4
2018	$88	$3	$4
2019	$85	$2	$5
2020	$84	$2	$5
2021	$81	$2	$5
2022-2026	$350	$2	$27
Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the United States. Personnel costs included $55 million, $49 million and $46 million in fiscal 2016, 2015 and 2014, respectively, for expenses attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
Note 11—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa Rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. Settlement at risk, or exposure, is estimated based on the sum of the following inputs: (1) average daily volumes during the quarter multiplied by the estimated number of days to settle plus a safety margin; (2) four months of rolling average chargebacks volume; and (3) the total balance for outstanding Visa Travelers Cheques.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met.
The Company's settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company's estimated maximum settlement exposure was $67.8 billion for the period ended September 30, 2016, including Visa Europe, compared to $43.5 billion for the period ended September 30, 2015, which excludes Visa Europe. The increase in the Company's estimated maximum settlement exposure for the period ended September 30, 2016 is due to the Visa Europe acquisition. Of these amounts, $2.9 billion and $2.2 billion at September 30, 2016 and 2015, respectively, were covered by collateral. The total available collateral balances presented below were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

The Company maintained collateral as follows:

	September 30, 2016	September 30, 2015
	(in millions)
Cash equivalents	$1,295	$1,023
Pledged securities at market value	170	154
Letters of credit	1,311	1,178
Guarantees	1,418	971
Total	$4,194	$3,326

The balances above included collateral held by Visa Europe as follows:

September 30, 2016
(in millions)
Cash equivalents(1)	$294
Pledged securities at market value	—
Letters of credit	144
Guarantees	375
Total	$813

(1)
Cash collateral held by Visa Europe is not included on the Company's consolidated balance sheet as its clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settlement obligations.

Cash equivalents collateral, excluding cash collateral held by Visa Europe, is reflected in customer collateral on the consolidated balance sheets as it is held in escrow in the Company's name. All other collateral is excluded from the consolidated balance sheets. Pledged securities are held by third parties in trust for the Company and clients. Letters of credit are provided primarily by client financial institutions to serve as irrevocable guarantees of payment. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries. The Company routinely evaluates the financial viability of institutions providing the guarantees.
The fair value of the settlement risk guarantee is estimated using a proprietary model which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of customer failure). Historically, the Company experienced minimal losses, which has contributed to an estimated probability-weighted value of the guarantee of approximately $2 million and $1 million at September 30, 2016 and 2015, respectively. These amounts were reflected in accrued liabilities on the consolidated balance sheets.
Note 12—Derivative and Non-derivative Financial Instruments
Derivative Financial Instruments
Designated derivative financial instrument hedges. The Company maintains a rolling cash flow hedge program with the objective of reducing foreign currency exchange rate risk from forecasted net exposures of revenues and expenses derived from and payments made in non-functional currencies during the following twelve months. The aggregate notional amount of the Company's derivative contracts outstanding in its hedge program was $1.6 billion at September 30, 2016 and $1.2 billion at September 30, 2015. The increase in the aggregate notional amounts of the Company's derivative contracts includes the addition of $189 million notional of derivative contracts entered into for Visa Europe after the Closing. As of September 30, 2016, the Company’s cash flow hedges in an asset position totaled $17 million and were classified in prepaid expenses and other current assets on the consolidated balance sheet, while cash flow hedges in a liability position totaled $78 million and were classified in accrued liabilities on the consolidated balance sheet. These amounts are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies.
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
The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on the foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded for effectiveness testing and measurement purposes. The excluded forward points are reported in earnings. For fiscal 2016, 2015 and 2014, the amounts by which earnings were reduced relating to excluded forward points were $30 million, $29 million and $27 million, respectively.
The effective portion of changes in the fair value of derivative contracts is recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income or loss related to that hedge is reclassified to operating revenue or expense. The Company expects to reclassify $58 million of pre-tax losses to earnings during fiscal 2017.
Non-designated derivative financial instrument hedges. The Company entered into currency forward contracts during the second and third quarters of fiscal 2016 to mitigate a portion of the foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition with additional offsetting currency forward contracts entered into subsequently to eliminate its risk-mitigation positions. All contracts matured during the third and fourth quarters of fiscal 2016. As these contracts were not designated in hedging relationships, related gains and losses were recorded directly in earnings as part of non-operating income in the consolidated financial statements. The Company recorded net gains of $74 million related to these contracts in fiscal 2016.
Subsequent to the acquisition of Visa Europe, the Company entered into currency forward contracts to offset Visa Europe hedges outstanding at the date of the acquisition that did not qualify for cash flow hedge accounting treatment in accordance with U.S. GAAP or the Company’s accounting policy. The fair values of both the original currency forward contracts and the offsetting hedges are classified in prepaid expenses and other current assets, non-current other assets, accrued liabilities and non-current other liabilities on the consolidated balance sheet.
The Company utilizes foreign exchange derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currency held by Visa Europe. As of September 30, 2016, the aggregate notional amount of these balance sheet hedges was $1.1 billion. The Company did not have any balance sheet hedges outstanding at September 30, 2015. Gains and losses on the derivative contracts partially offset gains and losses on the hedged monetary assets and liabilities denominated in foreign currency. These amounts are recorded in general and administrative in the Company's consolidated statement of operations as these instruments are not designated for hedge accounting.
Credit and market risks. The Company's derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and except for derivative instruments entered into by Visa Europe, such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2016, the Company has received collateral of $8 million from counterparties, which is included in accrued liabilities in the consolidated balance sheet, and posted collateral of $54 million, which is included in other assets in the consolidated balance sheet. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2016.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Additional disclosures that demonstrate how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows have not been presented because the impact of derivative instruments is immaterial to the overall consolidated financial statements.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
The Company designated the euro-denominated deferred cash consideration liability of $1.2 billion (see Note 2—Acquisition of Visa Europe), a non-derivative financial instrument, as a hedge against a portion of the foreign currency exchange rate exposure of the Company's euro-denominated net investment of $18.8 billion in Visa Europe. Changes in the value of the deferred cash consideration liability, attributable to the change in exchange rates at the end of each reporting period, partially offset the foreign currency translation of the Company's net investment recorded in accumulated other comprehensive income in the Company's consolidated balance sheet. Changes in the euro exchange rate against the U.S. dollar from the acquisition date of June 21, 2016 to the balance sheet date of September 30, 2016 resulted in net foreign currency translation adjustments of $218 million.
Note 13—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property, equipment and technology assets are classified by major geographic areas as follows:

	September 30, 2016	September 30, 2015
	(in millions)
United States	$1,827	$1,806
International	323	82
Total	$2,150	$1,888

Revenue by geographic market is primarily based on the location of the issuing financial institution. Revenues earned in the United States were approximately 52% of net operating revenues in fiscal 2016, 53% in fiscal 2015 and 54% in fiscal 2014. No individual country, other than the United States, generated more than 10% of net operating revenues in these years.
A significant portion of Visa’s operating revenues is concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. The Company did not have any customer that generated greater than 10% of its net operating revenues in fiscal 2016, 2015 or 2014.
Note 14—Stockholders' Equity
Visa Europe acquisition. In connection with the Visa Europe acquisition, three new series of preferred stock of the Company were created. Upon issuance, all of the preferred stock participate on an as-converted basis in regular quarterly cash dividends declared on the Company's class A common stock. Additionally, Visa Europe holds shares of Visa Inc.'s class C common stock, which were treated as treasury stock in purchase accounting. See Note 2—Acquisition of Visa Europe.
Class A common stock split. In January 2015, Visa’s board of directors declared a four-for-one split of its class A common stock. Each class A common stockholder as of the record date received a dividend of three additional shares for every share held as of the record date. Holders of class B and C common stock did not receive a stock dividend. Instead, the conversion rate for class B common stock increased to 1.6483 shares of class A common stock per share of class B common stock, and the conversion rate for class C common stock increased to 4.0 shares of class A common stock per share of class C common stock. Immediately following the split, the class A, B and C stockholders retained the same relative ownership percentages that they had prior to the stock split. All per share amounts and number of shares outstanding in these consolidated financial statements and accompanying notes are presented on a post-split basis. As a result of the stock split, all historical per share data and number of shares outstanding presented have been retroactively adjusted.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

As-converted class A common stock. The U.K.&I and Europe preferred stock, issued in the Visa Europe acquisition, is convertible upon certain conditions into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of U.K.&I preferred stock and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities. See Note 2—Acquisition of Visa Europe and Note 3—U.S. and Europe Retrospective Responsibility Plans.
The number of shares of each series and class and the number of shares of class A common stock on an as-converted basis at September 30, 2016, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock (1)
U.K.&I preferred stock	2	13.9520		35
Europe preferred stock	3	13.9520		44
Class A common stock (2)	1,871	—		1,871
Class B common stock	245	1.6483	(3)	405
Class C common stock	17	4.0000		67
Total				2,422

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)
Class A common stock shares outstanding reflect repurchases settled on or before September 30, 2016. The Company repurchased an additional 1 million shares at the end of September, which did not settle until October 2016.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Common stock repurchases. The following table presents share repurchases in the open market during the following fiscal years:

(in millions, except per share data)	2016 (1)	2015
Shares repurchased in the open market(2)	91	44
Average repurchase price per share(3)	$77.05	$65.98
Total cost	$6,987	$2,910

(1)
Shares repurchased in the open market reflect repurchases settled on or before September 30, 2016. The Company repurchased an additional 1 million shares for $120 million at the end of September, which did not settle until October 2016.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
The Company's board of directors authorized share repurchase programs in October 2015 and July 2016 at $5.0 billion each. As of September 30, 2016, the programs had remaining authorized funds of $5.8 billion. All share repurchase programs authorized prior to October 2015 have been completed.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

person. Upon such transfer, each share of class B common stock will automatically convert into a number of shares of class A common stock based upon the applicable conversion rate in effect at the time of such transfer.
Adjustment of the conversion rate occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the U.S. litigation escrow account (or any cash deposit by the Company in lieu thereof) resulting in a further corresponding decrease in the conversion rate; or (ii) the final resolution of the U.S. covered litigation and the release of funds remaining on deposit in the U.S. litigation escrow account to the Company resulting in a corresponding increase in the conversion rate. There were no deposits into the U.S. litigation escrow account in fiscal 2016 or 2015. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Class C common stock. As of September 30, 2016, all of the shares of class C common stock have been released from transfer restrictions. A total of 134 million shares have been converted from class C to class A common stock upon their sale into the public market and approximately 550,000 shares held by Visa Europe were recorded as treasury stock at the time of the acquisition.
Preferred stock. Preferred stock may be issued as redeemable or non-redeemable, and has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had 5 million shares of U.K.&I and Europe preferred stock outstanding at the end of fiscal 2016 and no shares of preferred stock outstanding at the end of fiscal 2015. The shares of U.K.&I and Europe preferred stock are subject to restrictions on transfer and may become convertible in stages based on developments in the VE territory covered litigation. See Note 2—Acquisition of Visa Europe.
Voting rights. The holders of the U.K.&I and Europe preferred stock have no right to vote on any matters, except for certain defined matters, including, in specified circumstances, any consolidation, merger, combination or similar transaction of the Company in which the preferred stockholders would either (i) receive shares of common stock or other equity securities of the Company with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock or (ii) receive securities, cash or other property that is different from what our class A common stockholders would receive. With respect to these limited matters on which the holders of preferred stock may vote, approval by the preferred stockholders requires the affirmative vote of the outstanding voting power of each such series of preferred stock, each such series voting as a single class. In either case, the U.K.&I and Europe preferred stockholders are entitled to cast a number of votes equal to the number of shares held by each such holder.
Class A common stockholders have the right to vote on all matters on which stockholders generally are entitled to vote. Class B and C common stockholders have no right to vote on any matters, except for certain defined matters, including (i) any decision to exit the core payments business, in which case the class B and C common stockholders will vote together with the class A common stockholders in a single class, and (ii) in specified circumstances, any consolidation, merger, combination or similar transaction of the Company, in which case the class B and C common stockholders will vote together as a single class. In either case, the class B and C common stockholders are entitled to cast a number of votes equal to the number of shares of class B or C common stock held multiplied by the applicable conversion rate in effect on the record date. Holders of the Company's common stock have no right to vote on any amendment to the current certificate of incorporation that relates solely to any series of preferred stock.
Dividends declared. The Company declared and paid $1.4 billion in dividends in fiscal 2016 at a quarterly rate of $0.14 per share. In October 2016, the Company’s board of directors declared a quarterly cash dividend of $0.165 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis), which will be paid on December 6, 2016, to all holders of record of the Company’s common and preferred stock as of November 18, 2016.
Note 15—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares of each class of common stock outstanding reflects changes in ownership over the periods presented. See Note 14—Stockholders' Equity.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of U.K.&I and Europe preferred stock and class B and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Employee Stock Purchase Plan and the assumed vesting of unearned performance shares.
The following table presents earnings per share for fiscal 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$4,738	1,906	$2.49	$5,991	2,414	(3)	$2.48
Class B common stock	1,006	245	$4.10	$1,004	245		$4.09
Class C common stock	185	19	$9.94	$185	19		$9.93
Participating securities(4)	62	Not presented	Not presented	$61	Not presented		Not presented
Net income	$5,991
The following table presents earnings per share for fiscal 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$5,044	1,954	$2.58	$6,328	2,457	(3)	$2.58
Class B common stock	1,045	245	$4.26	$1,042	245		$4.25
Class C common stock	224	22	$10.33	$223	22		$10.30
Participating securities(4)	15	Not presented	Not presented	$15	Not presented		Not presented
Net income	$6,328
The following table presents earnings per share for fiscal 2014.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$4,307	1,993	$2.16	$5,438	2,523	(3)	$2.16
Class B common stock	892	245	$3.63	$890	245		$3.62
Class C common stock	222	26	$8.65	$221	26		$8.62
Participating securities(4)	17	Not presented	Not presented	$16	Not presented		Not presented
Net income	$5,438

(1)
Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. The number of shares and per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015. See Note 14—Stockholders' Equity.

(2)
Net income attributable to Visa Inc. is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation were

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

405 million for fiscal 2016 and 2015 and 413 million for fiscal 2014. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 75 million, 87 million and 103 million for fiscal 2016, 2015 and 2014, respectively.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 5 million, 6 million and 7 million common stock equivalents for fiscal 2016, 2015 and 2014, respectively, because their effect would have been dilutive. The computation excludes 2 million of common stock equivalents for fiscal 2016, 2015 and 2014 because their effect would have been anti-dilutive.

(4)
Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's U.K.&I and Europe preferred stock, restricted stock awards, restricted stock units and earned performance-based shares. U.K.&I and Europe preferred stock were issued as part of the purchase price consideration in connection with the Visa Europe acquisition and are convertible into a number of shares of class A common stock or class A equivalent preferred stock upon certain conditions. Participating securities' income is allocated based on the weighted-average number of shares of as-converted stock. See Note 2—Acquisition of Visa Europe and Note 14—Stockholders' Equity.

Note 16—Share-based Compensation
2007 Equity Incentive Compensation Plan
The Company’s 2007 Equity Incentive Compensation Plan, or the EIP, authorizes the compensation committee of the board of directors to grant non-qualified stock options ("options"), restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based shares to its employees and non-employee directors, for up to 236 million shares of class A common stock. Shares available for award may be either authorized and unissued or previously issued shares subsequently acquired by the Company. The EIP will continue to be in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors. In January 2016, the Company's board of directors approved an amendment of the EIP effective February 3, 2016, such that awards may be granted under the plan until January 31, 2022.
Share-based compensation cost is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. The Company’s estimated forfeiture rate is based on an evaluation of historical, actual and trended forfeiture data. For fiscal 2016, 2015 and 2014, the Company recorded share-based compensation cost related to the EIP of $211 million, $184 million and $172 million, respectively, in personnel on its consolidated statements of operations. The related tax benefits were $62 million, $54 million and $51 million for fiscal 2016, 2015 and 2014, respectively. The amount of capitalized share-based compensation cost was immaterial during fiscal 2016, 2015 and 2014.
All per share amounts and number of shares outstanding presented below reflect the four-for-one stock split that was effected in the second quarter of fiscal 2015. See Note 14—Stockholders' Equity.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
During fiscal 2016, 2015 and 2014, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

	2016	2015	2014
Expected term (in years)(1)	4.35	4.55	4.80
Risk-free rate of return(2)	1.5%	1.5%	1.3%
Expected volatility(3)	21.7%	22.0%	25.2%
Expected dividend yield(4)	0.7%	0.8%	0.8%
Fair value per option granted	$15.01	$12.04	$11.03

(1)
This assumption is based on the Company's historical option exercises and those of a set of peer companies that management believes is generally comparable to Visa. The Company's data is weighted based on the number of years between the measurement date and Visa's initial public offering as a percentage of the options' contractual term. The relative weighting placed on Visa's data and peer data in fiscal 2016 was approximately 77% and 23%, respectively, 67% and 33% in fiscal 2015, respectively, and 58% and 42% in fiscal 2014, respectively.

(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.

(3)	Based on the Company’s implied and historical volatility. The expected volatilities ranged from 20% to 23% in fiscal 2016, 21% to 23% in fiscal 2015, and 22% to 26% in fiscal 2014.

(4)	Based on the Company’s annual dividend rate on the date of grant.
The following table summarizes the Company’s option activity for fiscal 2016:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2015	9,677,717	$28.07
Granted	1,438,048	$79.98
Forfeited	(463,378)	$21.76
Exercised	(1,775,903)	$20.00
Outstanding at September 30, 2016	8,876,484	$38.42	5.2	$393
Options exercisable at September 30, 2016	6,204,589	$24.87	3.8	$359
Options exercisable and expected to vest at September 30, 2016(2)	8,582,576	$37.35	5.1	$389

(1)	Calculated using the closing stock price on the last trading day of fiscal 2016 of $82.70, less the option exercise price, multiplied by the number of instruments.

(2)	Applies a forfeiture rate to unvested options outstanding at September 30, 2016 to estimate the options expected to vest in the future.
For the options exercised during fiscal 2016, 2015 and 2014, the total intrinsic value was $103 million, $134 million and $187 million, respectively, and the tax benefit realized was $35 million, $86 million and $65 million, respectively. As of September 30, 2016, there was $19 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
Restricted Stock Awards and Restricted Stock Units
RSAs and RSUs issued under the EIP primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
Upon vesting, the RSAs are settled in class A common stock on a one-for-one basis. During the vesting period, RSA award recipients are eligible to receive dividends and participate in the same voting rights as those granted to the holders of the underlying class A common stock. Upon vesting, RSUs can be settled in class A common stock on a one-for-one basis or in cash, or a combination thereof, at the Company’s option. The Company does not currently intend to settle any RSUs in cash. During the vesting period, RSU award recipients are eligible to

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

receive dividend equivalents, but do not participate in the voting rights granted to the holders of the underlying class A common stock. The company discontinued granting RSAs in fiscal 2016 but will continue to grant RSUs under the EIP.
The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The weighted-average grant-date fair value of RSAs granted during fiscal 2015 and 2014 was $63.71 and $49.98, respectively. No RSAs were granted during fiscal 2016. The weighted-average grant-date fair value of RSUs granted during fiscal 2016, 2015 and 2014 was $79.77, $62.88 and $49.44, respectively. The total grant-date fair value of RSAs and RSUs vested during fiscal 2016, 2015 and 2014 was $142 million, $132 million and $126 million, respectively.
The following table summarizes the Company's RSA and RSU activity for fiscal 2016:

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value (1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at October 1, 2015	4,064,687	1,442,522	$54.09	$53.80
Granted	—	2,735,115	$—	$79.77
Vested	(2,061,406)	(789,180)	$49.06	$51.58
Forfeited	(236,699)	(241,503)	$59.34	$73.02
Outstanding at September 30, 2016	1,766,582	3,146,954	$59.26	$75.48	0.8	1.7	$146	$260

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2016 of $82.70 by the number of instruments.
At September 30, 2016, there was $54 million and $140 million of total unrecognized compensation cost related to unvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted-average7 period of approximately 0.8 years for RSAs and 1.7 years for RSUs.
Performance-based Shares
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2016:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2015	1,263,962	$57.61
Granted(2)	604,219	$92.71
Vested and earned	(645,320)	$54.59
Unearned	(123,387)	$54.59
Forfeited	(57,462)	$73.07
Outstanding at September 30, 2016	1,042,012	$78.24	0.9	$86

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2016 of $82.70 by the number of instruments.

(2)	Represents the maximum number of performance-based shares which could be earned.
For the Company's performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

is based on the Company's earnings per share target. The market condition is based on the Company's total shareholder return ranked against that of other companies that are included in the Standard & Poor's 500 Index. The fair value of the performance-based shares, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. The grant-date fair value of performance-based shares granted in fiscal 2016, 2015 and 2014 was $92.71, $69.78 and $56.37 per share, respectively. Earned performance shares granted in fiscal 2016, 2015 and 2014 vest approximately 3 years from the initial grant date. All performance awards are subject to earlier vesting in full under certain conditions.
Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period. At September 30, 2016, there was $18 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.9 years.
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
Note 17—Commitments and Contingencies
Commitments. The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $134 million, $136 million and $134 million in fiscal 2016, 2015 and 2014, respectively. Future minimum payments on leases, and marketing and sponsorship agreements per fiscal year, at September 30, 2016, are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Operating leases	$126	$103	$82	$61	$57	$190	$619
Marketing and sponsorships	126	128	120	110	38	33	555
Total	$252	$231	$202	$171	$95	$223	$1,174
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
Client incentives. The Company has agreements with financial institution clients and other business partners for various programs designed to build payments volume, increase Visa product acceptance and win merchant routing transactions. These agreements, with terms ranging from one year to sixteen years, can provide card issuance and/or conversion support, volume/growth targets and marketing and program support based on specific performance requirements. These agreements are designed to encourage client business and to increase overall Visa- payment and transaction volume, thereby reducing per-unit transaction processing costs and increasing brand awareness for all Visa clients.
Payments made that qualify for capitalization and obligations incurred under these programs are reflected in the consolidated balance sheet. Client incentives are recognized primarily as a reduction to operating revenue in the period the related volumes and transactions occur, based on management's estimate of the client's

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

performance in accordance with the terms of the incentive agreement. The agreements may or may not limit the amount of client incentive payments.
The table below sets forth the expected future reduction of revenue per fiscal year for client incentive agreements in effect at September 30, 2016:

(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Client incentives	$4,211	$3,752	$3,211	$2,628	$2,245	$4,617	$20,664
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
Deferred purchase consideration. On June 21, 2016, we acquired 100% of the share capital of Visa Europe. In connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the Closing. See Note 2—Acquisition of Visa Europe to our consolidated financial statements.
Note 18—Related Parties
Visa considers an entity to be a related party for purposes of this disclosure if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year, or if an officer or employee of that entity also serves on the Company's board of directors. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10% or (ii) if the investment is accounted for under the equity method of accounting. At September 30, 2016 and 2015, no entity owned more than 10% of the Company’s total voting common stock. There were no significant transactions with related parties during fiscal 2016, 2015 and 2014.
Note 19—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	2016	2015	2014
	(in millions)
U.S.	$5,839	$7,214	$6,140
Non-U.S.	2,173	1,781	1,584
Total income before taxes	$8,012	$8,995	$7,724
U.S. income before taxes included $2.5 billion, $2.4 billion and $2.3 billion of the Company's U.S. entities' income from operations outside of the U.S. for fiscal 2016, 2015 and 2014, respectively.
Income tax provision by fiscal year consisted of the following:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

	2016	2015	2014
	(in millions)
Current:
U.S. federal	$2,250	$1,991	$2,353
State and local	181	168	237
Non-U.S.	368	300	274
Total current taxes	2,799	2,459	2,864
Deferred:
U.S. federal	(508)	181	(576)
State and local	(63)	1	(31)
Non-U.S.	(207)	26	29
Total deferred taxes	(778)	208	(578)
Total income tax provision	$2,021	$2,667	$2,286
The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2016 and 2015, are presented below:

	2016	2015
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$277	$141
Comprehensive (income) loss	106	51
Accrued litigation obligation	373	391
Client incentives	266	191
Net operating loss carryforwards	32	50
Federal benefit of state taxes	195	203
Federal benefit of foreign taxes	1,214	—
Other	280	185
Valuation allowance	(31)	(40)
Deferred tax assets	2,712	1,172
Deferred Tax Liabilities:
Property, equipment and technology, net	(278)	(315)
Intangible assets	(7,013)	(3,964)
Foreign taxes	(106)	(153)
Other	(101)	—
Deferred tax liabilities	(7,498)	(4,432)
Net deferred tax liabilities	$(4,786)	$(3,260)
The increase in the net deferred tax liabilities primarily reflect the deferred tax impacts of the intangible assets acquired in the Visa Europe acquisition. At September 30, 2016 and 2015, net deferred tax assets of $22 million and $13 million, respectively, are reflected in other assets on the consolidated balance sheets.
In November 2015, the FASB issued Accounting Standards Update 2015-17, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be presented as non-current. The standard impacts presentation only. The Company elected to early adopt the standard on a retrospective basis effective October 1, 2015, and all deferred tax assets and liabilities are classified as non-current on the Company’s consolidated balance sheets. All prior period amounts have been reclassified to conform with the current period presentation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2016 and 2015 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2016, the Company had $17 million federal, $21 million state and $117 million foreign net operating loss carryforwards. The federal and state net operating loss carryforwards will expire in fiscal 2028 through 2035. The foreign net operating loss may be carried forward indefinitely. The Company expects to fully utilize the federal and state net operating loss carryforwards in future years.
As of September 30, 2016, the Company had $15 million of federal foreign tax credit carryforwards, which will expire in fiscal 2026. The Company expects to realize the benefit of the credit carryforwards in future years.
The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30,
	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$2,804	35%	$3,148	35%	$2,704	35%
State income taxes, net of federal benefit	135	2%	194	2%	129	2%
Non-U.S. tax effect, net of federal benefit	(553)	(7)%	(327)	(4)%	(278)	(4)%
Prior years U.S. domestic production activities deduction	—	—%	—	—%	(191)	(2)%
Remeasurement of deferred tax liability	(88)	(1)%	—	—%	—	—%
Reversal of prior years tax reserves related to the resolution of uncertain tax positions	—	—%	(239)	(2)%	—	—%
Revaluation of Visa Europe put option	(89)	(1)%	—	—%	—	—%
Other, net	(188)	(3)%	(109)	(1)%	(78)	(1)%
Income tax provision	$2,021	25%	$2,667	30%	$2,286	30%
The effective income tax rate was 25% in fiscal 2016 and 30% in fiscal 2015. The effective tax rate in fiscal 2016 differs from the effective tax rate in fiscal 2015 primarily due to:

•
the effect of one-time items related to the Visa Europe acquisition, the most significant of which was the $1.9 billion U.S. loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe. These one-time items impacted the geographic mix of global income, resulting in a reduced effective tax rate;

•	an$88 million one-time tax benefit due to the remeasurement of deferred tax liabilities as a result of the reduction in the U.K. tax rate enacted in fiscal 2016;

•	the non-taxable $255 million revaluation of the Visa Europe put option recorded in fiscal 2016; and

•
the absence of a $296 million tax benefit recognized in fiscal 2015 resulting from the resolution of uncertain tax positions with taxing authorities. Included in the $296 million was a one-time $239 million tax benefit that related to prior fiscal years.

The effective income tax rates were 30% in fiscal 2015 and 2014. The following highlights the significant tax items recorded in each respective year:
•the aforementioned $296 million tax benefit recognized in fiscal 2015; and

•	a $264 million tax benefit recognized in fiscal 2014 related to a deduction for U.S. domestic production activities, of which $191 million was a one-time tax benefit related to prior fiscal years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Current income taxes receivable were $232 million and $77 million at September 30, 2016 and 2015, respectively. Non-current income taxes receivable of $731 million and $627 million were included in other assets at September 30, 2016 and 2015, respectively. See Note 5—Prepaid Expenses and Other Assets. At September 30, 2016 and 2015, income taxes payable of $153 million and $75 million, respectively, were included in accrued income taxes as part of accrued liabilities, and accrued income taxes of $911 million and $752 million, respectively, were included in other long-term liabilities. See Note 8—Accrued and Other Liabilities.
Cumulative undistributed earnings of the Company’s international subsidiaries that are intended to be reinvested indefinitely outside the United States amounted to $8.3 billion at September 30, 2016. The amount of income taxes that would have resulted had such earnings been repatriated is not practicably determinable.
The Company’s largest operating hub outside the United States is located in Singapore. It operates under a tax incentive agreement which is effective through September 30, 2023, and is conditional upon meeting certain business operations and employment thresholds in Singapore. The tax incentive agreement decreased Singapore tax by $235 million, $192 million and $168 million, and the benefit of the tax incentive agreement on diluted earnings per share was $0.10, $0.08 and $0.07 in fiscal 2016, 2015 and 2014, respectively.
In accordance with Accounting Standards Codification 740—Income Taxes, the Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2016 and 2015, the Company’s total gross unrecognized tax benefits were $1.2 billion and $1.1 billion, respectively, exclusive of interest and penalties described below. Included in the $1.2 billion and $1.1 billion are $926 million and $859 million of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2016	2015
	(in millions)
Beginning balance at October 1	$1,051	$1,303
Increases of unrecognized tax benefits related to prior years	153	44
Decreases of unrecognized tax benefits related to prior years	(180)	(413)
Increases of unrecognized tax benefits related to current year	138	120
Reductions related to lapsing statute of limitations	(2)	(3)
Ending balance at September 30	$1,160	$1,051
It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions in non-operating expense in its consolidated statements of operations. The Company recognized $15 million and $10 million of interest expense in fiscal 2016 and 2014, respectively, and reversed $6 million of interest expense in fiscal 2015, related to uncertain tax positions. The Company accrued $3 million, $1 million and $2 million of penalties in fiscal 2016, 2015 and 2014, respectively, related to uncertain tax positions. At September 30, 2016 and 2015, the Company had accrued interest of $61 million and $33 million, respectively, and accrued penalties of $17 million and $6 million, respectively, related to uncertain tax positions in its other long-term liabilities. At September 30, 2016, accrued interest and penalties balances included amounts related to the Visa Europe acquisition.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

The Company's fiscal 2009 through 2012 U.S. federal income tax returns are currently under Internal Revenue Service ("IRS") examination. The Company has filed a federal refund claim for fiscal year 2008, which is also currently under IRS examination. Except for the refund claim, the federal statutes of limitations have expired for fiscal years prior to 2009. The Company's fiscal 2006, 2007 and 2008 California tax returns are currently under examination. Except for certain outstanding refund claims, the California statutes of limitations have expired for fiscal years prior to 2006.
During fiscal 2013, the Canada Revenue Agency (CRA) completed its examination of the Company's fiscal 2003 through 2009 Canadian tax returns and proposed certain assessments. Based on the findings of its examination, the CRA also proposed certain assessments to the Company's fiscal 2010 through 2015 Canadian tax returns. The Company filed notices of objection against these assessments and, in fiscal 2015, completed the appeals process without reaching a settlement with the CRA. In April 2016, the Company petitioned the Tax Court of Canada to overturn the CRA's assessments. The Company continues to believe that its income tax provision adequately reflects its obligations to the CRA.
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
The following table summarizes the activity related to accrued litigation.

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,024	$1,456
Provision for uncovered legal matters	2	14
Accrual for VE territory covered litigation	2	—
Payments on legal matters	(47)	(446)
Balance at September 30	$981	$1,024
Accrual Summary—U.S. Covered Litigation
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

escrow account balance. The following table summarizes the activity related to U.S. covered litigation.

	Fiscal 2016	Fiscal 2015
	(in millions)
Balance at October 1	$1,023	$1,449
Payments on U.S. covered litigation	(45)	(426)
Balance at September 30	$978	$1,023
On January 14, 2014, the MDL 1720 court entered a final judgment order approving a settlement with class plaintiffs in the interchange multidistrict litigation proceedings, which is subject to the outcome of any appeals. Following the payment of approximately $4.0 billion from the U.S. litigation escrow account into settlement funds pursuant to the class settlement agreement, on January 27, 2014, Visa received and deposited into the Company's U.S. litigation escrow account "takedown payments" of approximately $1.1 billion, which Visa was entitled to receive under the class settlement agreement based on payment card sales volume attributable to merchants who opted out. The deposit into the U.S. litigation escrow account and a related increase in accrued litigation to address opt-out claims were recorded in the second quarter of fiscal 2014. An additional accrual of $450 million associated with these opt-out claims was recorded in the fourth quarter of fiscal 2014. Payments totaling $528 million were made from fiscal 2014 through 2016 from the U.S. litigation escrow account reflecting settlements with a number of individual opt-out merchants, resulting in an accrued balance of $978 million related to U.S. covered litigation as of September 30, 2016. See further discussion below under Individual Merchant Interchange Litigation and Note 3—U.S. and Europe Retrospective Responsibility Plans.
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the conversion rates applicable to the U.K.&I preferred stock and Europe preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders' equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 3-U.S. and Europe Retrospective Responsibility Plans. The following table summarizes the activity related to VE territory covered litigation.

Fiscal 2016
(in millions)
Balance at October 1	$—
Accrual for VE territory covered litigation	2
Balance at September 30	$2

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

U.S. Covered Litigation
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
The Company and certain individual merchants whose claims were consolidated with the MDL signed a settlement agreement to resolve their claims against the Company for approximately $350 million. This payment was made from the U.S. litigation escrow account on October 29, 2012, and the court has dismissed those claims with prejudice.
In addition, Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs signed a settlement agreement (the "2012 Settlement Agreement") to resolve the class plaintiffs' claims. The terms of the 2012 Settlement Agreement include, among other terms, (1) a comprehensive release of claims asserted in the litigation and protection against future litigation regarding default interchange and other U.S. rules; (2) settlement payments from the Company of approximately $4.0 billion and a further distribution of 10 basis points of default interchange for an eight-month period; (3) certain modifications to the Company's rules, including modifications to permit surcharging on credit transactions under certain circumstances; and (4) the Company's agreement to meet with merchant buying groups that seek to collectively negotiate interchange rates. On December 10, 2012, Visa paid approximately $4.0 billion from the U.S. litigation escrow account into a settlement fund established pursuant to the 2012 Settlement Agreement.
On January 14, 2014, the court entered a final judgment order approving the settlement, from which a number of objectors appealed. On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the lower court's certification of the merchant class and reversed the approval of the settlement. The Second Circuit determined that the class plaintiffs were inadequately represented, and remanded the case to the lower court for further proceedings not inconsistent with its decision. Prior to November 23, 2016, class plaintiffs may file a petition for writ of certiorari with the U.S. Supreme Court seeking review of the Second Circuit's decision. Until the appeals process is complete, it is uncertain whether the Company will be able to resolve the class plaintiffs' claims as contemplated by the 2012 Settlement Agreement. However, the case is still U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Consumer Interchange Litigation
On December 16, 2013, a putative class action was filed on behalf of all Visa and MasterCard payment cardholders in the United States since January 1, 2000, against certain financial institutions, identifying non-defendants Visa, MasterCard and certain other financial institutions as co-conspirators. Plaintiffs allege primarily a conspiracy to fix interchange fees and seek injunctive relief, attorneys’ fees and treble damages in excess of $54.0 billion dollars annually arising from purported overcharges. Originally filed in federal court in California, the case was transferred to MDL 1720. On November 26, 2014, the MDL court dismissed plaintiffs' federal law claim and declined to exercise jurisdiction over plaintiffs' state law claim. Both sides asked the court to reconsider aspects of its decision and filed notices of appeal.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

On February 24, 2016, the MDL court denied plaintiffs' motion for reconsideration of the dismissal of plaintiffs' federal claim and dismissed plaintiffs' state law claim based on defendants' cross-motion for reconsideration. On October 17, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of plaintiffs' claims, and on October 31, 2016, plaintiffs sought rehearing by the Second Circuit.
Individual Merchant Interchange Litigation
Beginning in May 2013, more than 50 cases have been filed in various federal district courts by hundreds of merchants who had opted out of the damages portion of the 2012 Settlement Agreement, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments. In addition, some of the cases seek an injunction against the setting of default interchange rates; certain Visa Rules relating to merchants, including the honor-all-cards rule; and various transaction fees, including the fixed acquirer network fee. One merchant's complaint also asserts that Visa, MasterCard and their member banks conspired to prevent the adoption of chip-and-PIN authentication in the U.S. or otherwise circumvent competition in the debit market, and at least two merchant groups have requested permission from the MDL court to amend their complaints. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. Wal-Mart Stores Inc. and its subsidiaries filed a complaint that also adds Visa Europe Limited and Visa Europe Services Inc. as defendants.
Visa, MasterCard, and certain U.S. financial institution defendants in MDL 1720 filed a complaint in the Eastern District of New York against certain named class representative plaintiffs who had opted out or stated their intention to opt out of the damages portion of the 2012 Settlement Agreement. In addition, Visa filed three more similar complaints in the Eastern District of New York against Wal-Mart Stores Inc.; against The Home Depot, Inc. and Home Depot U.S.A.; and against Sears Holdings Corporation. All four complaints seek a declaration that, from January 1, 2004 to November 27, 2012, the time period for which opt-outs could seek damages under the 2012 Settlement Agreement, Visa's conduct in, among other things, continuing to set default interchange rates, maintaining its "honor all cards" rule, enforcing certain rules relating to merchants, and restructuring itself, did not violate federal or state antitrust laws.
All the cases filed in federal court have been either assigned to the judge presiding over MDL 1720, or have been transferred or are being considered for transfer by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. The court has entered an order confirming that In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.), includes (1) all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings, and (2) all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation. Cases that have been transferred to or otherwise included in MDL 1720 are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
A settlement agreement was reached with Wal-Mart Stores Inc. and its subsidiaries, which will terminate if, following all appeals, the 2012 Settlement Agreement in MDL 1720 is reversed or vacated with respect to certification of the Rule 23(b)(2) settlement class or the consideration provided to or release provided by that class. Including this settlement with Wal-Mart, as of the date of filing, Visa has reached settlement agreements with a number of merchants representing approximately 51% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 Settlement Agreement. Except for the settlement with Wal-Mart, these settlement agreements remain effective despite the outcome of any appeals from the district court's order approving the 2012 Settlement Agreement in MDL 1720.
On June 13, 2016, The Home Depot, Inc. and Home Depot U.S.A., Inc. filed suit against Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated and MasterCard International Incorporated in the U.S. District Court for the Northern District of Georgia. On October 3, 2016, the Judicial Panel on Multidistrict Litigation issued an order transferring the case to MDL 1720.
While the Company believes that it has substantial defenses in these matters, the final outcome of individual legal claims is inherently unpredictable. The Company could incur judgments, enter into settlements or revise its

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

expectations regarding the outcome of individual merchant claims, and such developments could have a material adverse effect on our financial results in the period in which the effect becomes probable and reasonably estimable.
VE Territory Covered Litigation
U.K. Merchant Litigation
Since July 2013, in excess of 100 Merchants (the capitalized term "Merchant," when used in this section, means a merchant together with subsidiary/affiliate companies) have commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe, and seek damages for alleged anti-competitive conduct primarily in relation to U.K. domestic and/or Irish domestic and/or intra-EEA interchange fees for credit and debit cards. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by two Merchants, and one Merchant has dropped all claims that relate to debit cards. After a successful application for summary judgment and an unsuccessful appeal by the claimants, the claims of U.K. merchants should be limited to the six-year period immediately preceding the issuance of each claim.
In November 2016, claims filed by a number of Merchants in 2013 are scheduled to go to trial to determine whether Visa has infringed U.K. competition law and is liable for having set interchange fee rates during the relevant time period. If the Merchants prevail, the amount of any loss they have suffered will be determined in a separate trial in the future.
In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those Merchants’ claims. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company has learned that several additional European entities have indicated that they may also bring similar claims and we anticipate additional claims in the future.
Although not all of the merchant claims have been served and thus the full scope of the claims is not yet known, and there are substantial defenses to these claims, the total damages sought in the claims that have been issued, served and preserved likely amounts to several billion dollars.
Other Litigation
"Indirect Purchaser" Actions
From 2000 to 2004, complaints were filed on behalf of consumers in nineteen different states and the District of Columbia against Visa and MasterCard. The complaints alleged, among other things, that Visa's "honor all cards" rule and a similar MasterCard rule violated state antitrust and consumer protection laws and common law. The claims in these class actions asserted that merchants, faced with excessive merchant discount fees, passed on some portion of those fees to consumers in the form of higher prices on goods and services sold. Plaintiffs sought money damages and injunctive relief. Visa has been successful in the majority of these cases, and has resolved the cases in all jurisdictions but California.
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
On December 1, 2015, the objector's appeal from the trial court's order regarding the distribution of certain settlement funds was dismissed. The appeal of the denial of the objector's motion for attorneys' fees and costs is pending.
European Commission Proceedings
Inter-regional Interchange Investigation. Following the issuance of a Statement of Objections in 2009 concerning, among other things, the alleged default application of Visa Inc.'s inter-regional interchange fees to intra-regional and domestic consumer debit and credit card transactions in the European Economic Area ("EEA"), the

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

European Commission ("EC") served a Supplementary Statement of Objections ("SSO") on Visa Inc. and Visa International in 2013. The SSO concerned, in particular, the application of Visa Inc.'s inter-regional interchange fees to transactions involving a Visa credit card issued outside the EEA and a merchant located in the EEA. The EC claims that these fees violate competition law in the EEA. The SSO indicates that the EC may impose fines. The potential amount of any fine cannot be estimated at this time.
All issues relating to intra-regional or domestic consumer debit and credit card transactions acquired in the EEA have been settled by commitments offered by Visa Europe Limited in 2010 and 2014 and endorsed by the EC. Following its acquisition of Visa Europe Limited in June 2016, these commitments are now binding upon Visa Inc. The EC's case regarding Visa Inc.'s inter-regional interchange fees is still ongoing.
DCC Investigation. In 2013, the EC opened an investigation against Visa Europe, based on a complaint alleging that Visa Europe's pricing of and rules relating to Dynamic Currency Conversion (DCC) transactions infringe EU competition rules. This investigation is pending.
Canadian Competition Proceedings
Merchant Litigation. Beginning in December 2010, a number of class action lawsuits were filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta against Visa Canada, MasterCard and ten financial institutions on behalf of merchants that accept payment by Visa and/or MasterCard credit cards. A separate action was filed against Visa Canada Corporation and Visa Inc., two MasterCard entities and smaller Canadian issuing banks, but that case has been stayed. The remaining cases allege a violation of Canada's price-fixing law and various common law claims based on separate Visa and MasterCard conspiracies in respect of default interchange and certain of the networks' rules. Four of the named financial institutions, only one of which is a significant Canadian issuer, have now settled with the plaintiffs.
On March 26, 2014, the British Columbia Supreme Court, in one of the class action suits noted above, Watson v. Bank of America Corporation, et al., granted the plaintiff's application for class certification in part. On appeal from both the defendants and the plaintiff, the British Columbia Court of Appeal allowed the class proceedings to advance but limited the time period of plaintiff's main price-fixing claim to prior to March 2010. A motion by the plaintiff to amend its claim to include the post-March 2010 period was dismissed by the British Columbia Supreme Court and that ruling is under appeal. The related lawsuits in Ontario, Alberta, and Saskatchewan have effectively been stayed pending further proceedings in British Columbia. The timing of the lawsuit in Quebec is also being considered in light of the proceedings in British Columbia.
The pending lawsuits largely seek unspecified monetary damages and injunctive relief, but some allege substantial damages.
Data Pass Litigation
On November 19, 2010, a consumer filed an amended class action complaint against Webloyalty.com, Inc., Gamestop Corporation, and Visa Inc. in Connecticut federal district court, seeking damages, restitution and injunctive relief on the grounds that consumers who made online purchases at merchants were allegedly deceived into incurring charges for services from Webloyalty.com through the unauthorized passing of cardholder account information during the sales transaction ("data pass"), in violation of federal and state consumer protection statutes and common law. On October 15, 2015, the court dismissed the case in its entirety, without leave to replead. Plaintiff filed a notice of appeal on November 12, 2015.
U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa (Visa Inc., Visa International, Visa U.S.A. and Plus System, Inc.) and MasterCard in the U.S. District Court for the District of Columbia. The complaint challenges Visa's rule (and a similar MasterCard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act, and seeks damages "in an amount not presently known, but which is tens of millions of dollars, prior to trebling," injunctive relief and attorneys’ fees.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and MasterCard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined, were also filed in October 2011 in the same federal court naming Visa, MasterCard and three financial institutions as defendants. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys' fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes.
On February 13, 2013, the court granted the defendants’ motions to dismiss and dismissed all of these cases without prejudice. On plaintiffs' appeal, the U.S. Court of Appeals for the District of Columbia Circuit vacated the lower court's decisions and remanded for further proceedings.
On February 18, 2016, the National ATM Council moved for a preliminary injunction to prohibit Visa and MasterCard from imposing ATM access fee non-discrimination rules. On June 28, 2016, the U.S. Supreme Court granted defendants' petitions for writ of certiorari seeking review of the decisions of the U.S. Court of Appeals for the District of Columbia Circuit, and the district court issued an order on July 21, 2016, staying the cases pending that review. The U.S. Supreme Court is scheduled to hear oral argument in these cases on December 7, 2016.
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
Federal Trade Commission
Voluntary Access Letter. The Bureau of Competition of the United States Federal Trade Commission (the "Bureau") has closed its inquiry regarding potential violations of certain regulations associated with the Dodd-Frank Act focusing on Visa's optional PIN Debit Gateway Service.
Notice Regarding EMV Chip Debit Cards. On July 28, 2016, the Bureau notified Visa that the Bureau is conducting an investigation into whether Visa's requirements for EMV chip inhibit merchant routing choice for debit card transactions. Visa is cooperating with the Bureau.
Pulse Network
On November 25, 2014, Pulse Network LLC filed suit against Visa Inc. in federal district court in Texas. Pulse alleges that Visa has monopolized and attempted to monopolize debit card network services markets. Pulse also alleges that Visa has entered into agreements in restraint of trade, engaged in unlawful exclusive dealing and tying, violated the Texas Free Enterprise and Antitrust Act and engaged in tortious interference with prospective business relationships. Pulse seeks unspecified treble damages, attorneys' fees and injunctive relief, including to enjoin the fixed acquirer network fee structure, Visa's conduct regarding PIN-Authenticated Visa Debit and Visa agreements with merchants and acquirers relating to debit acceptance. On January 23, 2015, Visa filed a motion to dismiss the complaint. On December 17, 2015, the court denied Visa's motion to dismiss the complaint, and the case remains pending.
New Mexico Attorney General
On December 23, 2014, a case similar to MDL 1720 was filed in New Mexico state court by New Mexico's attorney general on behalf of the state, state agencies and citizens of the state, generally pursuing claims on allegations similar to those raised in MDL 1720. On May 15, 2015, defendants filed a partial motion to dismiss, which the court granted in part and, among other things, narrowed the state antitrust damages claims.
EMV Chip Liability Shift
Following their initial complaint filed on March 8, 2016, B&R Supermarket, Inc., d/b/a Milam's Market, and Grove Liquors LLC filed an amended class action complaint on July 15, 2016, against Visa Inc., Visa U.S.A.,

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016

MasterCard, Discover, American Express, EMVCo and certain financial institutions in the U.S. District Court for the Northern District of California. The amended complaint asserts that defendants, through EMVCo, conspired to shift liability for fraudulent, faulty or otherwise rejected consumer credit card transactions from defendants to the purported class of merchants, defined as those merchants throughout the United States who have been subject to the "Liability Shift" from October 2015 to the present. Plaintiffs claim that the so-called "Liability Shift" violates Sections 1 and 3 of the Sherman Act and certain state laws, and seek treble damages, injunctive relief and attorneys' fees. On September 30, 2016, the court granted motions to dismiss the amended complaint filed by EMVCo and the financial institution defendants, but denied motions to dismiss filed by Visa Inc., Visa U.S.A., MasterCard, American Express and Discover.
Walmart Acceptance Agreement
On May 10, 2016, Wal-Mart Stores Inc. and various affiliates ("Walmart") filed a lawsuit against Visa U.S.A. in New York County Supreme Court. Walmart seeks a declaratory judgment that certain of its practices related to the acceptance of Visa debit cards did not previously and would not in the future constitute a breach of the acceptance agreement entered into between Walmart and Visa. Walmart also seeks attorneys' fees and a declaratory judgment that certain of Visa's actions violated the same agreement. On June 29, 2016, Visa answered the complaint and filed counterclaims seeking declaratory and injunctive relief, as well as costs and other remedies. In its counterclaims, Visa alleges that certain of Walmart's conduct and practices relating to the acceptance of Visa debit cards constitute a breach of the acceptance agreement and a breach of the implied duty of good faith and fair dealing, and that Walmart fraudulently induced Visa to enter into the acceptance agreement. On August 19, 2016, Walmart moved to dismiss Visa’s counterclaim for fraudulent inducement.
Kroger
On June 27, 2016, The Kroger Co. ("Kroger") filed a lawsuit against Visa Inc. in the U.S. District Court for the Southern District of Ohio. In its complaint, Kroger seeks a declaratory judgment that certain of Visa's rules related to the acceptance of Visa debit cards are inconsistent with the Dodd-Frank Act. Kroger also seeks damages and other relief related to certain state law claims. On August 11, 2016, Visa filed a motion to dismiss the complaint. On September 15, 2016, Kroger filed its opposition to Visa’s motion to dismiss, arguing, among other things, that Kroger seeks a declaratory judgment that Kroger has not breached its contract with Visa.
Broadway Grill
On July 12, 2016, Broadway Grill, Inc. ("Broadway Grill"), on behalf of itself and a putative class of California merchants that have accepted Visa-branded cards since January 1, 2004, filed a lawsuit against Visa Inc., Visa International and Visa U.S.A. in California state court. Based on allegations similar to those advanced by plaintiffs in MDL 1720, Broadway Grill pursues claims under California state antitrust and unfair business statutes. Broadway Grill seeks damages, costs and other remedies. On July 18, 2016, the case was removed to the U.S. District Court for the Northern District of California. On September 27, 2016, the district court granted leave to amend the complaint and entered an order remanding the case to California state court. Thereafter, Broadway Grill amended its complaint and Visa sought permission from the U.S. Court of Appeals for the Ninth Circuit to appeal the district court’s decision. On October 17, 2016, the district court ordered the case remanded to California state court, and Visa's request for permission to appeal is pending.

Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly operating results for each quarter and full year of fiscal 2016 and 2015 for the Company:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Sept. 30, 2016(1)	June 30, 2016 (2),(3)	Mar. 31, 2016 (3)	Dec. 31, 2015 (4)	2016 Total
	(in millions, except per share data)
Operating revenues	$4,261	$3,630	$3,626	$3,565	$15,082
Operating income	$2,625	$428	$2,434	$2,396	$7,883
Net income	$1,931	$412	$1,707	$1,941	$5,991
Basic earnings per share
Class A common stock	$0.79	$0.17	$0.71	$0.80	$2.49
Class B common stock	$1.31	$0.29	$1.17	$1.32	$4.10
Class C common stock	$3.17	$0.69	$2.85	$3.20	$9.94
Diluted earnings per share
Class A common stock	$0.79	$0.17	$0.71	$0.80	$2.48
Class B common stock	$1.30	$0.28	$1.17	$1.32	$4.09
Class C common stock	$3.16	$0.69	$2.84	$3.20	$9.93

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	Sept. 30, 2015	June 30, 2015(5)	Mar. 31, 2015	Dec. 31, 2014 (6)	2015 Total
	(in millions, except per share data)
Operating revenues	$3,571	$3,518	$3,409	$3,382	$13,880
Operating income	$2,283	$2,262	$2,281	$2,238	$9,064
Net income	$1,512	$1,697	$1,550	$1,569	$6,328
Basic earnings per share
Class A common stock	$0.62	$0.69	$0.63	$0.63	$2.58
Class B common stock	$1.02	$1.14	$1.04	$1.05	$4.26
Class C common stock	$2.48	$2.78	$2.53	$2.54	$10.33
Diluted earnings per share
Class A common stock	$0.62	$0.69	$0.63	$0.63	$2.58
Class B common stock	$1.02	$1.14	$1.04	$1.04	$4.25
Class C common stock	$2.48	$2.77	$2.52	$2.53	$10.30

(1)
Our unaudited consolidated statement of operations include the impact of several significant one-time items. See Overview within Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

(2)
The Company did not include Visa Europe's financial results in the Company's unaudited consolidated financial statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. The dilutive impact of the outstanding shares of series B and C convertible participating preferred stock from June 21, 2016 through June 30, 2016 was also not included in the calculation of basic or diluted earnings per share as the effect was immaterial. See Note 2—Acquisition of Visa Europe and Note 15—Earnings Per Share to our consolidated financial statements. During the quarter ended June 30, 2016, the Company recorded several one-time items associated with the Visa Europe acquisition as follows:

•	$1.9 billion Visa Europe Framework Agreement loss related to the effective settlement of the Framework Agreement;
•$152 million of acquisition related costs; and

•	$145 million of foreign exchange gains on euro deposits held for a short period prior to the Closing.

See Overview within Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

(3)
During the second and third quarters of fiscal 2016, the Company recorded a net gain of $116 million and a net loss of $42 million, respectively, before tax, related to currency forward contracts associated with the euro cash consideration paid in the Visa Europe acquisition. See Overview within Management's Discussion and Analysis of Financial Condition and Results of Operations within this report.

(4)
During the three months ended December 31, 2015, the Company recorded $255 million non-operating income related to a decrease in the fair value of the Visa Europe put option. This amount is not subject to income tax. See Overview within Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

(5)
In the third quarter of fiscal 2015, the Company recorded a $110 million, non-operating loss related to an increase in the fair value of the Visa Europe put option. This amount is not subject to income tax. See Overview within Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

(6)
The per share amounts for the first quarter of fiscal 2015 presented have been retroactively adjusted to reflect the four-for-one stock split effected in the fiscal second quarter of 2015. See Note 14—Stockholders' Equity.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. On June 21, 2016, we acquired Visa Europe Limited ("Visa Europe"). Management has excluded the acquired business from its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective, at the reasonable assurance level. Management expects to include Visa Europe in its assessment of the effectiveness of disclosure controls and procedures beginning in fiscal year 2017.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. Management has excluded Visa Europe from its assessment of the effectiveness of internal control over financial reporting as its acquisition was completed in the last half of fiscal year 2016 on June 21, 2016. Visa Europe represented 4% of net operating revenue for the fiscal year ended September 30, 2016, and 7% of total assets at September 30, 2016, after excluding goodwill and intangible assets recorded upon Visa Europe's acquisition. The recognition of goodwill and intangible assets is covered by our internal controls over mergers and acquisitions, which were included in management's assessment of the effectiveness of the Company's internal control over financial reporting for the fiscal year ended September 30, 2016. Management expects to include Visa Europe in its assessment of internal control over financial reporting beginning in fiscal year 2017. See Note 2—Acquisition of Visa Europe to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report for pro forma information.
Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
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
The effectiveness of our internal control over financial reporting as of September 30, 2016, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this report.
Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2016, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2016, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning the Company's directors, executive officers, the Code of Business Conduct and Ethics and corporate governance matters is incorporated herein by reference to the sections entitled “Director Nominee Biographies,” “Executive Officers” and “Corporate Governance” in our Proxy Statement.
The information required by this item regarding compliance with Section 16(a) of the Exchange Act pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
Our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and our Corporate Governance Guidelines are available on the Investor Relations page of our website at http://investor.visa.com, under “Corporate Governance.” Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, Visa Inc., P.O. Box 193243, San Francisco, California 94119.

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

VISA INC.

By:	/s/ Charles W. Scharf
Name:	Charles W. Scharf
Title:	Chief Executive Officer
Date:	November 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles W. Scharf	Chief Executive Officer and Director	November 15, 2016
Charles W. Scharf	(Principal Executive Officer)

/s/ Vasant M. Prabhu	Chief Financial Officer	November 15, 2016
Vasant M. Prabhu	(Principal Financial Officer)

/s/ James H. Hoffmeister	Global Corporate Controller and	November 15, 2016
James H. Hoffmeister	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Robert W. Matschullat	Independent Chair	November 15, 2016
Robert W. Matschullat

/s/ Lloyd A. Carney	Director	November 15, 2016
Lloyd A. Carney

/s/ Mary B. Cranston	Director	November 15, 2016
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 15, 2016
Francisco Javier Fernández-Carbajal

/s/ Gary A. Hoffman	Director	November 15, 2016
Gary A. Hoffman

/s/ Alfred F. Kelly, Jr.	Director and Chief Executive Officer	November 15, 2016
Alfred F. Kelly, Jr.	Designate

/s/ Cathy E. Minehan	Director	November 15, 2016
Cathy E. Minehan

/s/ Suzanne Nora Johnson	Director	November 15, 2016
Suzanne Nora Johnson

/s/ David J. Pang	Director	November 15, 2016
David J. Pang

/s/ John A. C. Swainson	Director	November 15, 2016
John A. C. Swainson

/s/ Maynard G. Webb, Jr.	Director	November 15, 2016
Maynard G. Webb, Jr.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	5/10/2016

3.1	Sixth Amended and Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/29/2015

3.2	Certificate of Correction of the Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	2/27/2015

3.3	Amended and Restated Bylaws of Visa Inc.	10-K	001-33977	3.3	11/20/2015

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.4	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.5	Form of 1.200% Senior Note due 2017	8-K	001-33977	4.2	12/14/2015

4.6	Form of 2.200% Senior Note due 2020	8-K	001-33977	4.3	12/14/2015

4.7	Form of 2.800% Senior Note due 2022	8-K	001-33977	4.4	12/14/2015

4.8	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.9	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.10	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.11	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.12	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.13	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

10.1	Form of Indemnity Agreement	8-K	001-33977	10.1	10/25/2012

1

10.2
Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.
		S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Visa Europe Put-Call Option Agreement between Visa Inc. and Visa Europe Limited	S-4/A	333-143966	Annex B	9/13/2007

10.4	Amended and Restated Amendment No. 1 to the Visa Europe Put-Call Option Agreement, dated May 10, 2016, by and between Visa Inc. and Visa Europe Limited	8-K	001-33977	2.2	5/10/2016

10.5	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.6	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.7	Five Year Revolving Credit Agreement, dated January 27, 2016, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #	10-Q	001-33977	10.1	4/25/2016

10.8	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.9	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.10	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.11	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.12	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.13	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.14	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.15	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.16	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.17	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.18	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs' claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.19	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.20	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.21*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.22*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.23*	Visa Inc. 2007 Equity Incentive Compensation Plan, as amended and restated as of February 3, 2016	DEFA 14A	001-33977	Annex A	1/12/2016

10.24*	Visa Inc. Incentive Plan, as amended and restated as of February 3, 2016	DEF 14A	001-33977	Annex B	12/11/2015

10.25*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.26*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.27*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.28*	Visa Inc. Executive Severance Plan, effective as of November 3, 2010	8-K	001-33977	10.1	11/9/2010

10.29*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.30*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2010	10-K	001-33977	10.40	11/19/2010

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for executive officers, other than the CEO, for awards granted after November 1, 2011	10-K	001-33977	10.35	11/18/2011

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO, for awards granted after November 1, 2012	10-Q	001-33977	10.4	2/6/2013

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.1	1/30/2014

10.34*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.2	1/30/2014

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.3	1/30/2014

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.4	1/30/2014

10.37*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.38*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.6	1/30/2014

10.39*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.7	1/30/2014

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.8	1/30/2014

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.42	11/21/2014

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.43	11/21/2014

10.45*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.44	11/21/2014

10.46*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.45	11/21/2014

10.47*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.46	11/21/2014

10.48*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.47	11/21/2014

10.49*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.50*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.2	1/28/2016

10.51*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.3	1/28/2016

10.52*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO, for the Make-Whole Award.

10.53*	Form of Letter Agreement relating to Visa Inc. Executive Severance Plan	8-K	001-33977	10.2	11/9/2010

10.54*	Offer Letter, dated October 23, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	99.2	10/24/2012

10.55*	Aircraft Time Sharing Agreement, dated November 7, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	10.1	11/9/2012

10.56*	Amendment No. 1 to the Aircraft Time Sharing Agreement, effective December 13, 2013, between Visa Inc. and Charles W. Scharf	10-K	001-33977	10.51	11/21/2014

10.57*	Consulting Agreement, dated October 17, 2016, between Visa Inc. and Charles W. Scharf	8-K	001-33977	99.2	10/21/2016

10.58*	Offer Letter, dated October 17, 2016, between Visa Inc. and Alfred F. Kelly, Jr.	8-K	001-33977	99.1	10/21/2016

10.59*+	Aircraft Time Sharing Agreement, dated November 9, 2016, between Visa Inc. and Alfred F. Kelly, Jr.

10.60*	Offer Letter, dated May 20, 2013, between Visa Inc. and Ryan McInerney	8-K	001-33977	99.2	5/23/2013

10.61*	Sign-On Bonus Agreement, dated May 22, 2013, between Visa Inc. and Ryan McInerney	10-K	001-33977	10.53	11/21/2014

10.62*	Offer Letter, dated November 6, 2013, between Visa Inc. and Rajat Taneja	10-K	001-33977	10.54	11/21/2014

10.63*	Sign-On Bonus Agreement, dated November 12, 2013, between Visa Inc. and Rajat Taneja	10-K	001-33977	10.55	11/21/2014

10.64*	Offer Letter and One-Time Cash Award Agreement, dated January 27, 2015, between Visa Inc. and Vasant M. Prabhu	8-K	001-33977	99.2	2/2/2015

12.1+	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

†	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Management contract, compensatory plan or arrangement.

+	Filed or furnished herewith.

#
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

