Form 10-Q
period 2016-12-31
VISA INC.
filed 2017-02-02
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of January 27, 2017 there were 1,858,020,846 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 14,504,893 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	September 30, 2016
	(in millions, except par value data)
Assets
Cash and cash equivalents	$5,824	$5,619
Restricted cash—U.S. litigation escrow (Note 3)	1,028	1,027
Investment securities (Note 4):
Trading	82	71
Available-for-sale	3,615	3,248
Settlement receivable	1,333	1,467
Accounts receivable	1,120	1,041
Customer collateral (Note 6)	1,006	1,001
Current portion of client incentives	265	284
Prepaid expenses and other current assets	416	555
Total current assets	14,689	14,313
Investment securities, available-for-sale (Note 4)	3,802	3,931
Client incentives	484	448
Property, equipment and technology, net	2,201	2,150
Other assets	921	893
Intangible assets, net (Note 2)	26,381	27,234
Goodwill (Note 2)	14,892	15,066
Total assets	$63,370	$64,035
Liabilities
Accounts payable	$118	$203
Settlement payable	2,059	2,084
Customer collateral (Note 6)	1,006	1,001
Accrued compensation and benefits	433	673
Client incentives	1,872	1,976
Accrued liabilities	1,546	1,128
Current maturities of long-term debt and short-term debt (Note 5)	2,313	—
Accrued litigation (Note 12)	994	981
Total current liabilities	10,341	8,046
Long-term debt (Note 5)	14,138	15,882
Deferred tax liabilities	4,822	4,808
Deferred purchase consideration	1,164	1,225
Other liabilities	1,179	1,162
Total liabilities	31,644	31,123

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	December 31, 2016	September 30, 2016
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 2 and Note 8)	$—	$—
Series B convertible participating preferred stock, 2 shares issued and outstanding at December 31, 2016 and September 30, 2016 (Note 2 and Note 8)	2,516	2,516
Series C convertible participating preferred stock, 3 shares issued and outstanding at December 31, 2016 and September 30, 2016 (Note 2 and Note 8)	3,201	3,201
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,854 and 1,871 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively (Note 8)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2016 and September 30, 2016 (Note 8)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 16 and 17 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively (Note 8)	—	—
Treasury stock	(170)	(170)
Right to recover for covered losses (Note 3)	(128)	(34)
Additional paid-in capital	17,184	17,395
Accumulated income	10,492	10,462
Accumulated other comprehensive loss, net:
Investment securities, available-for-sale	32	36
Defined benefit pension and other postretirement plans	(221)	(225)
Derivative instruments classified as cash flow hedges	27	(50)
Foreign currency translation adjustments	(1,207)	(219)
Total accumulated other comprehensive loss, net	(1,369)	(458)
Total equity	31,726	32,912
Total liabilities and equity	$63,370	$64,035

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,918	$1,645
Data processing revenues	1,892	1,479
International transaction revenues	1,489	1,031
Other revenues	203	198
Client incentives	(1,041)	(788)
Net operating revenues	4,461	3,565
Operating Expenses
Personnel	571	499
Marketing	218	194
Network and processing	145	128
Professional fees	80	72
Depreciation and amortization	146	120
General and administrative	186	156
Litigation provision (Note 12)	15	—
Total operating expenses	1,361	1,169
Operating income	3,100	2,396
Non-operating (Expense) Income
Interest expense	(140)	(29)
Other	19	272
Non-operating (expense) income	(121)	243
Income before income taxes	2,979	2,639
Income tax provision (Note 11)	909	698
Net income	$2,070	$1,941

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(in millions, except per share data)
Basic earnings per share (Note 9)
Class A common stock	$0.86	$0.80
Class B common stock	$1.41	$1.32
Class C common stock	$3.43	$3.20
Basic weighted-average shares outstanding (Note 9)
Class A common stock	1,860	1,937
Class B common stock	245	245
Class C common stock	17	20
Diluted earnings per share (Note 9)
Class A common stock	$0.86	$0.80
Class B common stock	$1.41	$1.32
Class C common stock	$3.42	$3.20
Diluted weighted-average shares outstanding (Note 9)
Class A common stock	2,421	2,430
Class B common stock	245	245
Class C common stock	17	20

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(in millions)
Net income	$2,070	$1,941
Other comprehensive (loss) income, net of tax:
Investment securities, available-for-sale:
Net unrealized (loss) gain	(3)	34
Income tax effect	(1)	(16)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain and prior service credit	—	56
Income tax effect	—	(21)
Amortization of actuarial loss and prior service credit realized in net income	6	(7)
Income tax effect	(2)	2
Derivative instruments classified as cash flow hedges:
Net unrealized gain	74	16
Income tax effect	(7)	(5)
Reclassification adjustment for net loss (gain) realized in net income	12	(48)
Income tax effect	(2)	14
Foreign currency translation adjustments	(988)	—
Other comprehensive (loss) income, net of tax	(911)	25
Comprehensive income	$1,159	$1,966

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(in millions)
Operating Activities
Net income	$2,070	$1,941
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	1,041	788
Fair value adjustment for the Visa Europe put option	—	(255)
Share-based compensation (Note 10)	45	39
Excess tax benefit for share-based compensation	—	(36)
Depreciation and amortization of property, equipment, technology and intangible assets	146	120
Deferred income taxes	77	45
Right to recover for covered losses recorded in equity	(94)	—
Other	13	5
Change in operating assets and liabilities:
Settlement receivable	56	(35)
Accounts receivable	(89)	(75)
Client incentives	(1,129)	(850)
Other assets	66	23
Accounts payable	(102)	—
Settlement payable	79	(36)
Accrued and other liabilities	316	317
Accrued litigation (Note 12)	13	(12)
Net cash provided by operating activities	2,508	1,979
Investing Activities
Purchases of property, equipment, technology and intangible assets	(171)	(126)
Investment securities, available-for-sale:
Purchases	(1,032)	(6,803)
Proceeds from maturities and sales	788	739
Purchases of / contributions to other investments	(2)	(8)
Proceeds / distributions from other investments	—	4
Net cash used in investing activities	(417)	(6,194)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 8)	$(1,893)	$(2,015)
Dividends paid (Note 8)	(399)	(340)
Proceeds from issuance of senior notes (Note 5)	—	15,971
Debt issuance costs (Note 5)	—	(77)
Proceeds from issuance of commercial paper (Note 5)	566	—
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 12)	—	11
Cash proceeds from issuance of common stock under employee equity plans	56	29
Restricted stock and performance-based shares settled in cash for taxes	(60)	(81)
Excess tax benefit for share-based compensation	—	36
Net cash (used in) provided by financing activities	(1,730)	13,534
Effect of exchange rate changes on cash and cash equivalents	(156)	—
Increase in cash and cash equivalents	205	9,319
Cash and cash equivalents at beginning of year	5,619	3,518
Cash and cash equivalents at end of period	$5,824	$12,837
Supplemental Disclosure
Income taxes paid, net of refunds	$96	$79
Interest payments on debt (Note 5)	$244	$—
Accruals related to purchases of property, equipment, technology and intangible assets	$69	$40

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. ("Visa" or the "Company") is a global payments technology company that connects consumers, merchants, financial institutions, businesses, strategic partners and governments in more than 200 countries and territories to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. ("Visa U.S.A."), Visa International Service Association ("Visa International"), Visa Worldwide Pte. Limited, Visa Europe Limited ("Visa Europe"), Visa Canada Corporation, Inovant LLC and CyberSource Corporation ("CyberSource"), operate one of the world’s largest retail electronic payments networks — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables us to provide our financial institution and merchant clients a wide range of products, platforms and value-added services. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa's financial institution clients.
Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company consolidates its majority-owned and controlled entities, including variable interest entities ("VIEs") for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its consolidated financial statements as of and for the periods presented. All significant intercompany accounts and transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission ("SEC") requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2016 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.
Recently Issued and Adopted Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The Company will adopt the standard effective October 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the full effect that ASU 2014-09 and all of its related subsequent updates will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows related to excess tax benefits and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company elected to early adopt this guidance effective October 1, 2016. The adoption had the following impact on the consolidated financial statements:

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
The Company recorded excess tax benefits of $26 million in our provision for income taxes rather than as an increase to additional paid-in capital for the three months ended December 31, 2016 on a prospective basis. Therefore, the prior period presented has not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the quarter ended December 31, 2016, which increased diluted weighted average common shares outstanding by 1 million, which did not have a material impact on our diluted earnings per share.

•
The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, and thus, the prior period presented has not been adjusted. This adoption resulted in an increase to both net cash provided by operating activities and net cash used in financing of $26 million for the three months ended December 31, 2016.

In October 2016, the FASB issued ASU 2016-16, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company is evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and is considering early adoption of the standard.
In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and is considering early adoption of the standard.
In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The adoption is not expected to have a material impact on the consolidated financial statements.
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
The Company issued 2,480,466 shares of U.K.&I preferred stock to Visa Europe’s member financial institutions in the United Kingdom and Ireland entitled to receive preferred stock at the Closing, and 3,156,823 shares of Europe preferred stock to Visa Europe’s other member financial institutions entitled to receive preferred stock at the Closing. Under certain conditions described below, the U.K.&I and Europe preferred stock is convertible into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of U.K.&I preferred stock and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities, which may be incurred by the Company, Visa Europe or their affiliates as a result

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory, where, generally, the relevant claims (and resultant liabilities and losses) relate to the period before the Closing. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Actual and pro forma impact of acquisition.
The following table presents unaudited supplemental pro forma information for the three months ended December 31, 2015, as if the acquisition and related issuance of senior notes had occurred on October 1, 2014. The pro forma financial information is not necessarily indicative of the Company's consolidated results of operations that would have been realized had the acquisition been completed on October 1, 2014, nor does it purport to project the future results of operations of the combined company or reflect any reorganizations, or cost or other operating synergies that may occur subsequent to the Closing. The actual results of operations of the combined company may differ significantly from the pro forma results presented here due to many factors.

	Consolidated Actual Results	Unaudited Pro Forma Consolidated Results
	Three Months Ended December 31,
	2016	2015
	(in millions, except per share data)
Net operating revenues	$4,461	$3,964
Net income	$2,070	$1,776
Diluted earnings per share	$0.86	$0.71
The unaudited pro forma financial information for the three months ended December 31, 2015 reflects the following material pro forma adjustments:

•	conversion of Visa Europe's historical results of operations from euro to U.S. dollar, and from International Financial Reporting Standards to U.S. GAAP;

•
elimination of transactions between Visa and Visa Europe upon consolidation, primarily related to annual license and various other fees paid by Visa Europe to Visa in accordance with the Framework Agreement;

•
an increase in non-operating expense for the three months ended December 31, 2015 for additional interest expense and amortization of debt issuance costs resulting from the issuance of the $16.0 billion senior notes;

•	exclusion of a $255 million gain related to the revaluation of the Visa Europe put option(1); and

•	elimination of acquisition-related costs incurred by Visa Europe.

(1)
For purposes of preparing this pro forma financial information, the fair value of the Visa Europe put option is presumed to have been reduced to zero prior to October 1, 2014. Therefore, the Company did not include any gains associated with a write-down in the fair value of the Visa Europe put option liability in the unaudited pro forma net income for the three months ended December 31, 2015.

The pro forma results also reflect the applicable tax impact of the pro forma adjustments. The taxes associated with the adjustments reflect the statutory tax rate in effect during the respective periods.
Goodwill and intangible assets.
Upon the Closing, the Company recorded goodwill and indefinite-lived intangible assets as a result of the acquisition. The decrease in goodwill and intangible assets at December 31, 2016 from September 30, 2016 is primarily due to foreign currency translation, which is recorded as a component of accumulated other comprehensive loss in the consolidated balance sheet.
Note 3—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the U.S. covered litigation are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets. The balance of the escrow account was $1.0 billion at December 31, 2016 and September 30, 2016. The Company did not make any payments to opt-out merchants from the litigation escrow account during the three months ended December 31, 2016. See Note 12—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the three months ended December 31, 2016. See Note 12—Legal Matters.
Europe Retrospective Responsibility Plan
Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through a periodic adjustment to the class A common stock conversion rates applicable to the U.K.&I. and Europe preferred stock. VE territory covered losses may be recorded in "right to recover for covered losses" within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in "right to recover for covered losses" as contra-equity will then be recorded against the book value of the preferred stock within stockholders' equity. As of December 31, 2016, the Company had recorded $128 million in the "right to recover for covered losses" related to VE territory covered losses compared to $34 million at September 30, 2016 as a result of additional losses incurred, including settlements with several merchants and additional legal costs. See Note 12—Legal Matters. There were no adjustments to the conversion rates in the three months ended December 31, 2016.
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders' equity within the Company's unaudited consolidated balance sheet as of December 31, 2016.(1)

	December 31, 2016
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock
	(in millions)
U.K.&I preferred stock	$2,700	$2,516
Europe preferred stock	3,436	3,201
Total	$6,136	$5,717
Less: Right to recover for covered losses	(128)	(128)
Total recovery for covered losses available	$6,008	$5,589

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the U.K.&I and Europe preferred stock outstanding, respectively, as of December 31, 2016; (b) the 13.952 class A common stock conversion rate applicable to both the U.K.&I and Europe preferred stock as of December 31, 2016; and (c) $78.02, Visa's class A common stock closing stock price as of December 31, 2016.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$4,819	$4,537
U.S. government-sponsored debt securities			$—	$196
Investment securities, trading:
Equity securities	82	71
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			4,671	4,699
U.S. Treasury securities	2,554	2,178
Equity securities	62	53
Corporate debt securities			130	249
Prepaid and other current assets:
Foreign exchange derivative instruments			88	50
Other assets:
Foreign exchange derivative instruments			2	6
Total	$7,517	$6,839	$4,891	$5,200
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$76	$116
Other liabilities:
Foreign exchange derivative instruments			8	20
Total	$—	$—	$84	$136
There were no transfers between Level 1 and Level 2 assets during the three months ended December 31, 2016.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2016.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairments during the three months ended December 31, 2016 or 2015. These investments totaled $48 million and $46 million at December 31, 2016 and September 30, 2016, respectively, and are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. There were no events or changes in circumstances that indicate impairment at December 31, 2016.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company's unaudited consolidated balance sheet at December 31, 2016. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity.

	December 31, 2016		September 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$1,747	$1,750	$1,746	$1,754
2.20% Senior Notes due December 2020	2,988	3,009	2,988	3,077
2.80% Senior Notes due December 2022	2,239	2,263	2,238	2,359
3.15% Senior Notes due December 2025	3,965	4,018	3,964	4,225
4.15% Senior Notes due December 2035	1,485	1,570	1,485	1,698
4.30% Senior Notes due December 2045	3,461	3,694	3,461	4,045
Total	$15,885	$16,304	$15,882	$17,158
Other financial instruments not measured at fair value. The following financial instruments are not measured at     fair value on the Company's unaudited consolidated balance sheet at December 31, 2016, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, commercial paper, and customer collateral. The estimated fair value of such instruments at December 31, 2016 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities. The Company had $59 million in gross unrealized gains and $7 million in gross unrealized losses at December 31, 2016. There were $55 million gross unrealized gains and no gross unrealized losses at September 30, 2016. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Debt
The Company had outstanding debt as follows:

	December 31, 2016			September 30, 2016
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
Commercial Paper	$567	$(1)	$566	$—	$—	$—	0.79%	(1)
1.20% Senior Notes due December 2017 (the "2017 Notes")	1,750	(3)	1,747	—	—	—	1.37%
Total current maturities of long-term debt and short-term debt	2,317	(4)	2,313	—	—	—

1.20% Senior Notes due December 2017 (the "2017 Notes")	—	—	—	1,750	(4)	1,746	1.37%
2.20% Senior Notes due December 2020 (the "2020 Notes")	3,000	(12)	2,988	3,000	(12)	2,988	2.30%
2.80% Senior Notes due December 2022 (the "2022 Notes")	2,250	(11)	2,239	2,250	(12)	2,238	2.89%
3.15% Senior Notes due December 2025 (the "2025 Notes")	4,000	(35)	3,965	4,000	(36)	3,964	3.26%
4.15% Senior Notes due December 2035 (the "2035 Notes")	1,500	(15)	1,485	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045 (the "2045 Notes")	3,500	(39)	3,461	3,500	(39)	3,461	4.37%
Total long-term debt	14,250	(112)	14,138	16,000	(118)	15,882

Total debt	$16,567	$(116)	$16,451	$16,000	$(118)	$15,882

(1)	Represents the weighted-average interest rate for the commercial paper outstanding at December 31, 2016.
Senior Notes
The Company recognized interest expense for the senior notes, which were issued in December 2015, of $125 million and $24 million for the three months ended December 31, 2016 and 2015, respectively, as non-operating expense. The Company paid $244 million in interest on the senior notes during the three months ended December 31, 2016.
Commercial Paper Program
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. The carrying amount outstanding at December 31, 2016 was $566 million, with a weighted-average interest rate of 0.79% and remaining maturities ranging from 37 days to 66 days. As of September 30, 2016, the Company had no outstanding obligations under the program.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility Extension
On January 27, 2017, the Company extended the term of the $4.0 billion credit facility that was entered into on January 27, 2016. The credit facility will now expire on January 27, 2022. No other terms were materially changed. A brief description of the material terms and conditions of the credit facility are described in the Company's Form 10-K, as filed with the SEC on November 15, 2016. A copy of the credit facility is filed as Exhibit 10.1 to the Company's Form 10-Q, as filed with the SEC on April 30, 2016 and is hereby incorporated by reference.
Note 6—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa Rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $68.7 billion for the quarter ended December 31, 2016, compared to $67.8 billion for the quarter ended September 30, 2016. Of these amounts, $3.0 billion and $2.9 billion were covered by collateral at December 31, 2016 and September 30, 2016, respectively.
The Company maintained collateral as follows:

	December 31, 2016	September 30, 2016
	(in millions)
Cash equivalents(1)	$1,283	$1,295
Pledged securities at market value	166	170
Letters of credit	1,328	1,311
Guarantees	1,443	1,418
Total	$4,220	$4,194

(1)
Cash collateral held by Visa Europe is not included on the Company's consolidated balance sheets as its clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settlement obligations.

The total available collateral balances presented in the table above were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at December 31, 2016 and September 30, 2016. These amounts are reflected in accrued liabilities on the Company's consolidated balance sheets.
Note 7—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the U.S. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations. The components of net periodic benefit cost presented below include the U.S. pension plans and the non-U.S. plans, which represent Visa Europe funded and unfunded pension plans. Disclosures relating to other non-U.S. pension benefit plans are not included as they are immaterial, individually and in aggregate.
In October 2015, the U.S. qualified defined benefit pension plan was amended such that the Company discontinued employer provided credits after December 31, 2015, and that plan participants continue to earn interest credits on existing balances at the time of the freeze. The Visa Europe pension plans had been closed to new entrants prior to the Visa Europe acquisition.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015	2016
	(in millions)
Service cost	$—	$13	$—	$—	$2
Interest cost	9	11	—	—	3
Expected return on assets	(18)	(17)	—	—	(4)
Amortization of:
Prior service credit	—	(1)	(1)	(1)	—
Actuarial loss	4	2	—	—	—
Curtailment gain	—	(8)	—	—	—
Settlement loss	2	—	—	—	—
Total net periodic benefit cost	$(3)	$—	$(1)	$(1)	$1
Note 8—Stockholders' Equity
As-Converted Class A Common Stock. The number of shares of each series and class and the number of shares of class A common stock on an as-converted basis at December 31, 2016, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
U.K.&I preferred stock	2	13.9520		35
Europe preferred stock	3	13.9520		44
Class A common stock (2)	1,854	—		1,854
Class B common stock	245	1.6483	(3)	405
Class C common stock	16	4.0000		62
Total				2,400

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding exclude repurchases traded but not yet settled on or before December 31, 2016.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Common stock repurchases. The following table presents share repurchases in the open market.(1)

(in millions, except per share data)	Three Months Ended December 31, 2016
Shares repurchased in the open market (2)	24
Average repurchase price per share (3)	$79.94
Total cost	$1,893

(1)
Shares repurchased in the open market reflect repurchases settled during the three months ended December 31, 2016. These amounts include repurchases traded but not yet settled on or before September 30, 2016 and exclude repurchases traded but not yet settled on or before December 31, 2016.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
As of December 31, 2016, the Company's July 2016 program had remaining authorized funds of $3.9 billion for share repurchase. All share repurchase programs authorized prior to July 2016 have been completed.
Dividends. In January 2017, the Company’s board of directors declared a quarterly cash dividend of $0.165 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock on an as-converted basis). The cash dividend will be paid on March 7, 2017, to all holders of record of the Company's common and preferred stock as of February 17, 2017. The Company declared and paid $399 million in dividends to holders of the Company's common stock during the three months ended December 31, 2016.
Note 9—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares of each class of common stock outstanding reflects changes in ownership over the periods presented. See Note 8—Stockholders' Equity.
Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of U.K.&I and Europe preferred stock and class B and C common stock based on the conversion rate in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Employee Stock Purchase Plan and the assumed vesting of unearned performance shares.
The following table presents earnings per share for the three months ended December 31, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,594	1,860	$0.86	$2,070	2,421	(3)	$0.86
Class B common stock	347	245	$1.41	$346	245		$1.41
Class C common stock	57	17	$3.43	$57	17		$3.42
Participating securities(4)	72	Not presented	Not presented	$72	Not presented		Not presented
Net income	$2,070
The following table presents earnings per share for the three months ended December 31, 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,550	1,937	$0.80	$1,941	2,430	(3)	$0.80
Class B common stock	324	245	$1.32	$323	245		$1.32
Class C common stock	63	20	$3.20	$63	20		$3.20
Participating securities(4)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,941

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three months ended December 31, 2016 and 2015. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 67 million and 78 million for the three months ended December 31, 2016 and 2015, respectively. The weighted-average number of shares of as-converted U.K.&I and Europe preferred stock, included within participating securities, used in the income allocation was 35 million and 44 million, respectively, for the three months ended December 31, 2016.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 5 million common stock equivalents for the three months ended December 31, 2016 and 2015 because their effect would be dilutive. The computation excludes 3 million and 1 million of common stock equivalents for the three months ended December 31, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

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

Note 10—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the three months ended December 31, 2016:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,671,344	$13.90	$80.82
Restricted stock units ("RSUs")	2,952,720	$80.82
Performance-based shares(1)	634,651	$86.37

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company's performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost of $45 million for the three months ended December 31, 2016, net of estimated forfeitures, which are adjusted as appropriate.
Note 11—Income Taxes
The effective income tax rates were 31% and 26% for the three months ended December 31, 2016 and 2015, respectively. The effective tax rate for the three months ended December 31, 2016 differs from the effective tax rate in the same period in the prior fiscal year primarily due to:

•
$26 million of excess tax benefits related to share-based payments recorded during the quarter ended December 31, 2016 as a result of early adoption of new Accounting Standards Update 2016-09. See Note 1—Summary of Significant Accounting Policies;

•	the restrictions on U.S. foreign tax credits that can be claimed on Visa Europe's foreign taxes under the current tax structure;

•	the absence of the non-taxable $255 million revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015; and

•	the absence of foreign tax credit benefits related to prior fiscal years recognized during the quarter ended December 31, 2015.
During the three months ended December 31, 2016, the Company's gross unrecognized tax benefits increased by $33 million, of which $28 million would favorably impact the effective tax rate if recognized. The increase in gross unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three months ended December 31, 2016 and 2015, respectively, there were no significant changes in interest and penalties related to uncertain tax positions.
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
The following table summarizes the activity related to accrued litigation.

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$981	$1,024
Provision for uncovered legal matters	15	—
Accrual of VE territory covered litigation	86	—
Payments on legal matters	(88)	(12)
Balance at December 31	$994	$1,012
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
The following table summarizes the activity related to U.S. covered litigation.

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$978	$1,023
Payments on U.S. covered litigation	—	(11)
Balance at December 31	$978	$1,012
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the conversion rates applicable to the U.K.&I preferred stock and Europe preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders' equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 3—U.S. and Europe Retrospective Responsibility Plans. The following table summarizes the activity related to VE territory covered litigation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2017
(in millions)
Balance at October 1	$2
Accrual for VE territory covered litigation	86
Payments on VE territory covered litigation	(88)
Balance at December 31	$—
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL)
On November 23, 2016, class plaintiffs that signed the 2012 Settlement Agreement filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of the Second Circuit’s decision that vacated the district court’s certification of the merchant class and reversed the approval of the settlement. On November 30, 2016, the district court entered an order appointing interim counsel for the putative classes of plaintiffs.
Consumer Interchange Litigation
On December 9, 2016, the Second Circuit denied plaintiffs’ petition for rehearing.
VE Territory Covered Litigation
U.K. Merchant Litigation
Since July 2013, in excess of 100 Merchants (the capitalized term "Merchant," when used in this section, means a merchant together with subsidiary/affiliate companies who have issued claims jointly) have commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe, and seek damages for alleged anti-competitive conduct primarily in relation to U.K. domestic and/or Irish domestic and/or intra-EEA interchange fees for credit and debit cards. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by four Merchants.
The trial in relation to claims filed by a number of Merchants in 2013 commenced in November 2016 and is expected to continue until February 2017.
In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those Merchants' claims.
Other Litigation
"Indirect Purchaser" Actions
On January 12, 2017, the appeals court affirmed the trial court's order denying the objector's motion for attorneys' fees and costs.
Data Pass Litigation
On December 20, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal as to certain claims against Gamestop Corporation, Webloyalty.com, Inc. and Visa, vacated the dismissal as to certain claims against Webloyalty and Gamestop, and remanded the case to the district court for further proceedings on the remaining claims.
U.S. ATM Access Fee Litigation
On November 17, 2016, the U.S. Supreme Court ordered that the writs of certiorari be dismissed as improvidently granted.
Federal Trade Commission
Notice Regarding EMV Chip Debit Cards. On November 22, 2016, the FTC's Bureau of Competition informed Visa that the Bureau had closed its investigation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Korea Fair Trade Commission
Following complaints lodged by certain financial institutions in Korea, in November 2016, the Korea Fair Trade Commission (KFTC) initiated an investigation into certain pricing changes applicable to Visa financial institutions in Korea. Visa is cooperating with the KFTC.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies, growth of our business, expectations regarding client incentives, anticipated expansion of our products in certain countries, industry developments, expectations regarding litigation, timing and amount of stock repurchases, sufficiency of sources of liquidity and funding, effectiveness of our risk management programs and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as "believes," "estimates," "expects," "intends," "may," "projects," “could," "should," "will," "continue" and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K for the year ended September 30, 2016, and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the three months ended December 31, 2016 reflects continued uneven economic growth around the world.
Financial highlights. During the three months ended December 31, 2016, we recorded net income of $2.1 billion or diluted class A earnings per share of $0.86, increases of 7% over the prior year comparable period. Our net income and diluted earnings per share for the three months ended December 31, 2016 compared to our non-GAAP adjusted net income and diluted earnings per share for the three months ended December 31, 2015 are as follows:

	Three Months Ended December 31,
(in millions, except percentages and per share data)	2016	2015	% Change(1)
Net income, as adjusted	$2,070	$1,686	23%
Diluted earnings per share, as adjusted	$0.86	$0.69	23%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Adjusted net income, effective income tax rate and diluted earnings per share are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. During the three months ended December 31, 2015, we recorded a decrease of $255 million in the fair value of the Visa Europe put option, resulting in the recognition of non-cash, non-operating income that we do not believe is indicative of our operating performance. As such, we believe the presentation of adjusted financial results provides a clearer understanding of our operating performance for the prior period presented. This amount is not subject to income tax and therefore has no impact on our reported income tax provision. There was no comparable adjustment recorded for the three months ended December 31, 2016. The following table reconciles our as-reported net income, effective income tax rate and diluted earnings per share, which are calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the three months ended December 31, 2015:

	Three Months Ended December 31, 2015
(in millions, except percentages and per share data)	Net Income	Effective Income Tax Rate(1)	Diluted Earnings Per Share(1)
As reported	$1,941	26%	$0.80
Revaluation of Visa Europe put option	(255)	3%	(0.10)
As adjusted	$1,686	29%	$0.69
Diluted weighted-average shares outstanding, as reported			2,430

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate and diluted earnings per share figures are calculated based on unrounded numbers.
We recorded net operating revenues of $4.5 billion for the three months ended December 31, 2016, an increase of 25% over the prior year comparable period, reflecting the operating revenues of Visa Europe and continued growth in processed transactions and nominal payments volume. The effect of exchange rate movements in the three months ended December 31, 2016, as partially mitigated by our hedging program, resulted in a negative three percentage point impact to our net operating revenue growth.
Total operating expenses for the three months ended December 31, 2016 were $1.4 billion, a 16% increase over prior year comparable period, resulting mainly from the inclusion of Visa Europe's operating expenses following the acquisition.

Common stock repurchases. During the three months ended December 31, 2016, we repurchased 24 million shares of our class A common stock in the open market using $1.9 billion of cash on hand. As of December 31, 2016, we had remaining authorized funds of $3.9 billion for share repurchase. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted double-digit growth in the U.S., driven mainly by consumer credit. Nominal international payments volume growth was positively impacted due to the inclusion of nominal payments volume related to Visa Europe for the three months ended September 30, 2016(1). Growth on a constant-dollar basis, which excludes the impact of exchange rate movements, was not significantly different from growth on a nominal-dollar basis for the three months ended September 30, 2016(1). Growth in processed transactions reflects the inclusion of Visa Europe's processed transactions for the three months ended December 31, 2016.
The following table presents nominal payments volume.(2)

	United States			International			Visa Inc.
	3 Months Ended September 30,(1)			3 Months Ended September 30,(1)			3 Months Ended September 30,(1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$316	$263	20%	$601	$424	42%	$917	$687	33%
Consumer debit(3)	327	319	3%	411	111	271%	738	429	72%
Commercial(4)	125	111	12%	79	36	116%	204	148	38%
Total nominal payments volume	$768	$693	11%	$1,091	$571	91%	$1,858	$1,264	47%
Cash volume	135	129	5%	626	456	37%	761	585	30%
Total nominal volume(5)	$903	$822	10%	$1,716	$1,027	67%	$2,619	$1,849	42%
The following table presents nominal and constant payments volume growth.(2)

	International		Visa Inc.
	3 Months Ended September 30, 2016 vs. 2015(1)		3 Months Ended September 30, 2016 vs. 2015(1)
	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	42%	42%	33%	33%
Consumer debit(3)	271%	282%	72%	73%
Commercial(4)	116%	112%	38%	37%
Total payments volume growth	91%	92%	47%	47%
Cash volume growth	37%	43%	30%	34%
Total volume growth	67%	70%	42%	43%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2016 and 2015 were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2016 and 2015, respectively.

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

(6)	Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against U.S. dollar.

The following table provides the number of transactions processed by our VisaNet system, including transactions involving Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa's networks.(1)

	Three Months Ended December 31,
	2016	2015	% Change(2)
	(in millions, except percentages)
Visa processed transactions	27,329	18,986	44%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Visa processed transactions for the three months ended December 31, 2016 include transactions processed by Visa Europe.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the U.S., internationally and in accordance with the Framework Agreement prior to the Visa Europe acquisition on June 21, 2016. Visa Europe revenue earned for the three months ended December 31, 2016 is included in International.

	Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,121	$1,941	$180	9%
International	2,340	1,559	781	50%
Revenues earned under the Framework Agreement(2)	—	65	(65)	(100)%
Net operating revenues	$4,461	$3,565	$896	25%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Reflects revenues earned from Visa Europe prior to the acquisition, in accordance with the Framework Agreement that provided for trademark and technology licenses and bilateral services. The Framework Agreement was effectively settled upon the closing of the acquisition. See Note 2—Visa Europe to our unaudited consolidated financial statements.

The increase in operating revenues reflects the operating revenues of Visa Europe and continued growth in processed transactions and nominal payments volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three months ended December 31, 2016, as partially mitigated by our hedging program, resulted in a negative three percentage point impact to our net operating revenue growth.

The following table sets forth the components of our net operating revenues, including operating revenues earned by Visa Europe for the three months ended December 31, 2016. Other revenues for the three months ended December 31, 2015 also includes revenue earned from Visa Europe in accordance with the Framework Agreement prior to its acquisition on June 21, 2016.

	Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,918	$1,645	$273	17%
Data processing revenues	1,892	1,479	413	28%
International transaction revenues	1,489	1,031	458	44%
Other revenues	203	198	5	2%
Client incentives	(1,041)	(788)	(253)	32%
Net operating revenues	$4,461	$3,565	$896	25%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues, which include revenues earned by Visa Europe in the three months ended December 31, 2016, increased primarily due to 47% growth in nominal payments volume during the three month comparable period. The growth in the first quarter of fiscal 2017 service revenues was slower than the growth in payments volume reflecting the inclusion of Visa Europe revenue and the resulting impact on our service revenue yield.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 44% during the three month comparable period, which includes data processing revenues earned by Visa Europe in the first quarter of fiscal 2017, and the resulting impact on our data processing revenue yield.

•
International transaction revenues increased in the first quarter of fiscal 2017 primarily due to nominal cross-border volume growth of 135%, which includes revenues earned by Visa Europe during the three months ended December 31, 2016. International transaction revenue growth also reflects the resulting impact of Visa Europe revenues on our corresponding yield.

•
Client incentives increased during the three month comparable period mainly due to Visa Europe's incentives for the three months ended December 31, 2016, overall growth in payments volume and incentives recognized on long-term customer contracts that were initiated or renewed after the first quarter of fiscal 2016. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$571	$499	$72	14%
Marketing	218	194	24	12%
Network and processing	145	128	17	13%
Professional fees	80	72	8	12%
Depreciation and amortization	146	120	26	22%
General and administrative	186	156	30	20%
Litigation provision	15	—	15	NM
Total operating expenses	$1,361	$1,169	$192	16%
NM — not meaningful

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Our overall operating expenses increased primarily due to the inclusion of Visa Europe expenses for the first quarter of fiscal 2017. Additional factors impacting our operating expenses for the three months ended December 31, 2016 are discussed below.

•	Personnel expenses increased driven by higher employee compensation costs.

•	Marketing expenses increased to support our growth strategies and new product initiatives.

•
General and administrative expenses reflected an increase in expenses to provide product benefits to our cardholders as a result of business growth, offset by a decrease in net foreign exchange impacts incurred as a result of changes in the U.S. dollar exchange rate against other currencies in which we transact.

Non-operating (Expense) Income
The following table sets forth components of our non-operating (expense) income.

	Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense	$(140)	$(29)	$(111)	NM
Other	19	272	(253)	(93)%
Non-operating (expense) income	$(121)	$243	$(364)	NM
NM — not meaningful

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Interest expense increased primarily due to the issuance of $16.0 billion fixed-rate senior notes in December 2015. See Note 5—Debt to our unaudited consolidated financial statements.

•
Other non-operating income in the first fiscal quarter of 2016 reflected a non-cash adjustment to the fair value of the Visa Europe put option of $255 million, reducing the fair value of the liability to zero. See Note 2—Visa Europe to our unaudited consolidated financial statements.

Effective Income Tax Rate
The effective income tax rates were 31% and 26% for the three months ended December 31, 2016 and 2015, respectively. The effective tax rate for the three months ended December 31, 2016 differs from the effective tax rate in the same period in the prior fiscal year primarily due to:

•	$26 million of excess tax benefits related to share-based payments recorded during the quarter ended December 31, 2016 as a result of early adoption of new Accounting Standards Update 2016-09;

•	the restrictions on U.S. foreign tax credits that can be claimed on Visa Europe's foreign taxes under the current tax structure;

•	the absence of the non-taxable $255 million revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015; and

•	the absence of foreign tax credit benefits related to prior fiscal years recognized during the quarter ended December 31, 2015.
Excluding the non-cash, non-taxable $255 million gain recognized as non-operating income upon the revaluation of the Visa Europe put option, the adjusted non-GAAP effective income tax rate was 29% for the three months ended December 31, 2015. We believe the adjusted effective income tax rate provides a clearer understanding of our operating performance for the period in the prior fiscal year.
During the three months ended December 31, 2016, our gross unrecognized tax benefits increased by $33 million, of which $28 million would favorably impact our effective tax rate if recognized. The increase in gross unrecognized tax benefits is primarily related to various tax positions across several jurisdictions.

Our tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$2,508	$1,979
Investing activities	(417)	(6,194)
Financing activities	(1,730)	13,534
Effect of exchange rate changes on cash and cash equivalents	(156)	—
Increase in cash and cash equivalents	$205	$9,319
Operating activities. Cash provided by operating activities for the three months ended December 31, 2016 was higher than prior year comparable period, reflecting continued growth in our underlying business, including Visa Europe.
Investing activities. Cash used in investing activities was lower compared to the prior year comparable period as purchases of available-for-sale investment securities during the three months ended December 31, 2015 reflected additional investment of proceeds received from the issuance of our Senior Notes. See Note 5—Debt and Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.
Financing activities. Financing activities for the three months ended December 31, 2016 reflect net aggregate proceeds of $566 million received from our commercial paper program in December 2016 and $1.9 billion used to repurchase class A common stock in the open market. Activity in the prior year comparable period primarily reflected $15.9 billion net aggregate proceeds received from our debt issuance completed in December 2015 and $2.0 billion of cash used to repurchase class A common stock in the open market. See Note 5—Debt and Note 8—Stockholders' Equity to our unaudited consolidated financial statements.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries, primarily attributable to undistributed earnings, totaled $9.0 billion at December 31, 2016. If it were necessary to repatriate these undistributed earnings for use in the U.S., we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these undistributed earnings been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these undistributed earnings outside of the U.S. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these funds.
Commercial Paper Program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. The carrying amount outstanding at December 31, 2016 was $566 million, with a weighted-average interest rate of 0.79% and remaining maturities ranging from 37 days to 66 days. See Note 5—Debt to our unaudited consolidated financial statements.

Credit Facility Extension. On January 27, 2017, we extended the term of the $4.0 billion credit facility that was entered into on January 27, 2016. The credit facility will now expire on January 27, 2022. No other material terms were changed. See Note 5—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2016, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.
Senior Notes. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Our first principal payment of $1.8 billion is due on December 14, 2017. However, we intend to refinance this current portion of debt prior to its maturity, market conditions permitting. An interest payment of $244 million was made on December 14, 2016. See Note 5—Debt to our unaudited consolidated financial statements.
Common stock repurchases. During the three months ended December 31, 2016, we repurchased 24 million shares of our class A common stock using $1.9 billion of cash on hand. As of December 31, 2016, the July 2016 program had remaining authorized funds of $3.9 billion for share repurchase. All share repurchase programs authorized prior to July 2016 have been completed. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2016, we declared and paid $399 million in dividends to holders of our common stock. In January 2017, our board of directors declared a cash dividend in the amount of $0.165 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis), which will be paid on March 7, 2017, to all holders of record of our common and preferred stock as of February 17, 2017. See Note 8—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Fair Value Measurements—Financial Instruments
As of December 31, 2016, our financial instruments measured at fair value on a recurring basis included $12.4 billion of assets and $84 million of liabilities. See Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the three months ended December 31, 2016, compared to September 30, 2016.

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
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, filed with the SEC on November 15, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the Company’s purchases of common stock during the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
October 1-31, 2016	2,430,349	$82.27	2,430,349	$5,465,815,734
November 1-30, 2016	14,388,292	$80.41	14,063,092	$4,334,852,579
December 1-31, 2016	5,759,268	$77.19	5,759,268	$3,890,166,593
Total	22,577,909	$79.79	22,252,709

(1)
Includes 325,200 shares of class A common stock withheld at an average price of $80.82 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In October 2015 and July 2016, our board of directors authorized share repurchase programs for $5.0 billion each. These authorizations have no expiration date. All share repurchase programs authorized prior to July 2016 have been completed.

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

VISA INC.

Date:	February 2, 2017	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	February 2, 2017	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	February 2, 2017	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.