Form 10-Q
period 2017-03-31
VISA INC.
filed 2017-04-21
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 14, 2017 there were 1,846,250,328 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 13,684,312 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	September 30, 2016
	(in millions, except par value data)
Assets
Cash and cash equivalents	$6,427	$5,619
Restricted cash—U.S. litigation escrow (Note 3)	1,029	1,027
Investment securities (Note 4):
Trading	78	71
Available-for-sale	1,417	3,248
Settlement receivable (Note 7)	3,350	1,467
Accounts receivable	1,081	1,041
Customer collateral (Note 7)	1,043	1,001
Current portion of client incentives	292	284
Prepaid expenses and other current assets	788	555
Total current assets	15,505	14,313
Investment securities, available-for-sale (Note 4)	2,882	3,931
Client incentives	486	448
Property, equipment and technology, net	2,133	2,150
Other assets	980	893
Intangible assets, net (Note 2 and Note 5)	26,416	27,234
Goodwill (Note 2 and Note 5)	14,825	15,066
Total assets	$63,227	$64,035
Liabilities
Accounts payable	$120	$203
Settlement payable (Note 7)	2,879	2,084
Customer collateral (Note 7)	1,043	1,001
Accrued compensation and benefits	500	673
Client incentives	1,753	1,976
Accrued liabilities	1,167	1,128
Current maturities of long-term debt (Note 6)	1,748	—
Accrued litigation (Note 13)	996	981
Total current liabilities	10,206	8,046
Long-term debt (Note 6)	14,140	15,882
Deferred tax liabilities	5,731	4,808
Deferred purchase consideration	1,180	1,225
Other liabilities	1,187	1,162
Total liabilities	32,444	31,123

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(UNAUDITED)

	March 31, 2017	September 30, 2016
	(in millions, except par value data)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 2 and Note 9)	$—	$—
Series B convertible participating preferred stock, 2 shares issued and outstanding at March 31, 2017 and September 30, 2016 (Note 2 and Note 9)	2,397	2,516
Series C convertible participating preferred stock, 3 shares issued and outstanding at March 31, 2017 and September 30, 2016 (Note 2 and Note 9)	3,200	3,201
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,847 and 1,871 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2017 and September 30, 2016 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 14 and 17 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively (Note 9)	—	—
Treasury stock (Note 9)	—	(170)
Right to recover for covered losses (Note 3)	(77)	(34)
Additional paid-in capital	17,103	17,395
Accumulated income	9,140	10,462
Accumulated other comprehensive loss, net:
Investment securities, available-for-sale	45	36
Defined benefit pension and other postretirement plans	(216)	(225)
Derivative instruments classified as cash flow hedges	(6)	(50)
Foreign currency translation adjustments	(803)	(219)
Total accumulated other comprehensive loss, net	(980)	(458)
Total equity	30,783	32,912
Total liabilities and equity	$63,227	$64,035

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,993	$1,699	$3,911	$3,344
Data processing revenues	1,843	1,473	3,735	2,952
International transaction revenues	1,469	1,045	2,958	2,076
Other revenues	203	198	406	396
Client incentives	(1,031)	(789)	(2,072)	(1,577)
Net operating revenues	4,477	3,626	8,938	7,191
Operating Expenses
Personnel	704	528	1,275	1,027
Marketing	193	186	411	380
Network and processing	150	126	295	254
Professional fees	83	66	163	138
Depreciation and amortization	131	121	277	241
General and administrative	406	164	592	320
Litigation provision (Note 13)	2	1	17	1
Total operating expenses	1,669	1,192	3,030	2,361
Operating income	2,808	2,434	5,908	4,830
Non-operating (Expense) Income
Interest expense	(135)	(132)	(275)	(161)
Other	29	139	48	411
Non-operating (expense) income	(106)	7	(227)	250
Income before income taxes	2,702	2,441	5,681	5,080
Income tax provision (Note 12)	2,272	734	3,181	1,432
Net income	$430	$1,707	$2,500	$3,648

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in millions, except per share data)
Basic earnings per share (Note 10)
Class A common stock	$0.18	$0.71	$1.04	$1.51
Class B common stock	$0.30	$1.17	$1.71	$2.49
Class C common stock	$0.72	$2.85	$4.15	$6.05
Basic weighted-average shares outstanding (Note 10)
Class A common stock	1,854	1,909	1,857	1,923
Class B common stock	245	245	245	245
Class C common stock	15	19	16	19
Diluted earnings per share (Note 10)
Class A common stock	$0.18	$0.71	$1.04	$1.51
Class B common stock	$0.29	$1.17	$1.71	$2.49
Class C common stock	$0.72	$2.84	$4.14	$6.04
Diluted weighted-average shares outstanding (Note 10)
Class A common stock	2,406	2,401	2,413	2,416
Class B common stock	245	245	245	245
Class C common stock	15	19	16	19

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Net income	$430	$1,707	$2,500	$3,648
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain	19	26	16	60
Income tax effect	(7)	(7)	(8)	(23)
Reclassification adjustment for net loss (gain) realized in net income	1	(3)	1	(3)
Income tax effect	—	1	—	1
Defined benefit pension and other postretirement plans:
Net unrealized actuarial (loss) gain and prior service credit	(5)	5	(5)	61
Income tax effect	2	(2)	2	(23)
Amortization of actuarial loss and prior service credit realized in net income	15	2	21	(5)
Income tax effect	(7)	—	(9)	2
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(49)	(54)	25	(38)
Income tax effect	11	11	4	6
Reclassification adjustment for net loss (gain) realized in net income	8	(37)	20	(85)
Income tax effect	(3)	11	(5)	25
Foreign currency translation adjustments	404	—	(584)	—
Other comprehensive income (loss), net of tax	389	(47)	(522)	(22)
Comprehensive income	$819	$1,660	$1,978	$3,626

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
	(in millions)
Operating Activities
Net income	$2,500	$3,648
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	2,072	1,577
Fair value adjustment for the Visa Europe put option	—	(255)
Share-based compensation (Note 11)	116	97
Excess tax benefit for share-based compensation	—	(43)
Depreciation and amortization of property, equipment, technology and intangible assets	277	241
Deferred income taxes	1,700	(29)
Right to recover for covered losses recorded in equity	(163)	—
Charitable contribution of Visa Inc. shares (Note 9 and Note 12)	192	—
Other	23	17
Change in operating assets and liabilities:
Settlement receivable	(1,946)	(6)
Accounts receivable	(40)	(97)
Client incentives	(2,306)	(1,912)
Other assets	(301)	(397)
Accounts payable	(83)	(34)
Settlement payable	883	(57)
Accrued and other liabilities	(35)	81
Accrued litigation (Note 13)	15	(12)
Net cash provided by operating activities	2,904	2,819
Investing Activities
Purchases of property, equipment, technology and intangible assets	(317)	(250)
Investment securities, available-for-sale:
Purchases	(1,083)	(17,437)
Proceeds from maturities and sales	3,972	15,860
Acquisition of business, net of cash received	(302)	(14)
Purchases of / contributions to other investments	(2)	(9)
Proceeds / distributions from other investments	—	4
Net cash provided by (used in) investing activities	2,268	(1,846)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
	(in millions)
Financing Activities
Repurchase of class A common stock (Note 9)	$(3,469)	$(3,765)
Dividends paid (Note 9)	(795)	(676)
Proceeds from issuance of senior notes (Note 6)	—	15,971
Debt issuance costs (Note 6)	—	(96)
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 13)	—	11
Cash proceeds from issuance of common stock under employee equity plans	87	49
Restricted stock and performance-based shares settled in cash for taxes	(66)	(85)
Excess tax benefit for share-based compensation	—	43
Net cash (used in) provided by financing activities	(4,243)	11,452
Effect of exchange rate changes on cash and cash equivalents	(121)	—
Increase in cash and cash equivalents	808	12,425
Cash and cash equivalents at beginning of year	5,619	3,518
Cash and cash equivalents at end of period	$6,427	$15,943
Supplemental Disclosure
Income taxes paid, net of refunds	$1,611	$1,501
Interest payments on debt (Note 6)	$244	$—
Net unrealized gain on currency forward contracts	$—	$116
Accruals related to purchases of property, equipment, technology and intangible assets	$37	$38

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
Recently Issued and Adopted Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The Company will adopt the standard effective October 1, 2018, and expects to adopt the standard using the modified retrospective transition method. The Company expects that the new standard will primarily impact recognition timing for certain fixed incentives and price discounts provided to clients, and the classification of certain client incentives between contra revenues and operating expenses. The Company is still in the process of quantifying the full effect that ASU 2014-09 and all of its related subsequent updates will have on its consolidated financial statements and related disclosures.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
The Company recorded excess tax benefits of $46 million in our provision for income taxes rather than as an increase to additional paid-in capital for the six months ended March 31, 2017 on a prospective basis. Therefore, the prior period presented has not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on our diluted earnings per share for the six months ended March 31, 2017.

•
The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, and thus, the prior period presented has not been adjusted. This adoption resulted in an increase to both net cash provided by operating activities and net cash used in financing of $46 million for the six months ended March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard will be effective for Visa on October 1, 2018. However, the Company is considering early adoption of the standard on October 1, 2017. The adoption is not expected to have a material impact on the consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows includes the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company will adopt the standard effective October 1, 2018. The adoption will impact the presentation of transactions related to the U.S. litigation escrow account on the consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-04, which simplifies the test for goodwill impairment by eliminating a previously required step. The Company will adopt the standard effective October 1, 2020. The adoption is not expected to have a material impact on the consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). Currently, all net periodic pension and postretirement benefit costs are presented in Personnel on the Company's consolidated statement of operations. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Updated purchase price allocation.
Upon the Closing, total purchase consideration of $18.8 billion was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary valuation. During the second quarter of fiscal year 2017, based on additional information that became available, which impacted certain of the assumptions used, the Company updated the purchase price allocation.
The following table summarizes the updated purchase price allocation:

	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
	(in millions)
Current assets(1)	$4,457	$—	$4,457
Non-current assets(2)	258	(46)	212
Current liabilities(3)	(2,731)	(39)	(2,770)
Non-current liabilities(2)	(2,605)	618	(1,987)
Tangible assets and liabilities	$(621)	$533	$(88)
Intangible assets — customer relationships and reacquired rights(2)	16,137	(232)	15,905
Goodwill(4)	3,268	(301)	2,967
Fair value of net assets acquired	$18,784	$—	$18,784

(1)	Current assets are largely comprised of cash and cash equivalents and settlement receivable.

(2)
Intangible assets consist of customer relationships and reacquired rights, which have been valued as a single composite intangible asset as they are inextricably linked. These intangibles are considered indefinite-lived assets as the associated customer relationships have historically not experienced significant attrition, and the reacquired rights are based on the Framework Agreement, which has a perpetual term. Non-current assets and liabilities include deferred tax assets and liabilities that result in net deferred tax liabilities of $1.7 billion based on the updated valuation. In February 2017, the Company completed a legal entity reorganization, resulting in the elimination of most of these deferred tax assets and liabilities. See Note 12—Income Taxes.

(3)	Current liabilities assumed mainly include settlement payable, client incentives liabilities and accrued liabilities.

(4)
The excess of purchase consideration over net assets acquired was recorded as goodwill, which represents the value that is expected from increased scale and synergies as a result of the integration of both businesses.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual and pro forma impact of acquisition.
The following table presents unaudited supplemental pro forma information for the three and six months ended March 31, 2016, as if the acquisition and related issuance of senior notes had occurred on October 1, 2014. The pro forma financial information is not necessarily indicative of the Company's consolidated results of operations that would have been realized had the acquisition been completed on October 1, 2014, nor does it purport to project the future results of operations of the combined company or reflect any reorganizations, or cost or other operating synergies that may occur subsequent to the Closing. The actual results of operations of the combined company may differ significantly from the pro forma results presented here due to many factors.

	Consolidated Actual Results	Unaudited Pro Forma Consolidated Results	Consolidated Actual Results	Unaudited Pro Forma Consolidated Results
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in millions, except per share data)
Net operating revenues	$4,477	$3,935	$8,938	$7,899
Net income	$430	$1,679	$2,500	$3,456
Diluted earnings per share	$0.18	$0.68	$1.04	$1.39
The unaudited pro forma financial information for the three and six months ended March 31, 2016 reflects the following material pro forma adjustments:

•	conversion of Visa Europe's historical results of operations from euro to U.S. dollar, and from International Financial Reporting Standards to U.S. GAAP;

•
elimination of transactions between Visa and Visa Europe upon consolidation, primarily related to annual license and various other fees paid by Visa Europe to Visa in accordance with the Framework Agreement;

•
an increase in non-operating expense for the six months ended March 31, 2016 for additional interest expense and amortization of debt issuance costs resulting from the issuance of the $16.0 billion senior notes;

•	exclusion of a $255 million gain related to the revaluation of the Visa Europe put option from the six months ended March 31, 2016(1); and

•	elimination of acquisition-related costs incurred by Visa Europe.

(1)
For purposes of preparing this pro forma financial information, the fair value of the Visa Europe put option is presumed to have been reduced to zero prior to October 1, 2014. Therefore, the Company did not include any gains associated with a write-down in the fair value of the Visa Europe put option liability in the unaudited pro forma net income for the six months ended March 31, 2016.

The pro forma results also reflect the applicable tax impact of the pro forma adjustments. The taxes associated with the adjustments reflect the statutory tax rate in effect during the respective periods.
Note 3—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the U.S. covered litigation are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets. The balance of the escrow account was $1.0 billion at March 31, 2017 and September 30, 2016. The Company did not make any payments to opt-out merchants from the litigation escrow account during the six months ended March 31, 2017. See Note 13—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the six months ended March 31, 2017. See Note 13—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Europe Retrospective Responsibility Plan
Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through a periodic adjustment to the class A common stock conversion rates applicable to the U.K.&I. and Europe preferred stock. VE territory covered losses are recorded in "right to recover for covered losses" within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in "right to recover for covered losses" as contra-equity is then recorded against the book value of the preferred stock within stockholders' equity.
During the six months ended March 31, 2017, the Company recovered $120 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the U.K.&I and Europe preferred stock, from 13.952 at September 30, 2016 to 13.388 and 13.948, respectively, at March 31, 2017.
The following table sets forth the activities related to VE territory covered losses in preferred stock and "right to recover for covered losses" within equity during the six months ended March 31, 2017. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 13—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	U.K.&I	Europe
	(in millions)
Balance as of September 30, 2016	$2,516	$3,201	$(34)
VE territory covered losses incurred	$—	$—	$(163)
Recovery through conversion rate adjustment	(119)	(1)	120
Balance as of March 31, 2017	$2,397	$3,200	$(77)
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders' equity within the Company's unaudited consolidated balance sheet as of March 31, 2017.(1)

	March 31, 2017
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock
	(in millions)
U.K.&I preferred stock	$2,951	$2,397
Europe preferred stock	3,913	3,200
Total	$6,864	$5,597
Less: Right to recover for covered losses	(77)	(77)
Total recovery for covered losses available	$6,787	$5,520

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the U.K.&I and Europe preferred stock outstanding, respectively, as of March 31, 2017; (b)13.388 and 13.948, the class A common stock conversion rate applicable to the U.K.&I and Europe preferred stock as of March 31, 2017, respectively; and (c) $88.87, Visa's class A common stock closing stock price as of March 31, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$4,594	$4,537
U.S. government-sponsored debt securities			$132	$196
Investment securities, trading:
Equity securities	78	71
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			3,039	4,699
U.S. Treasury securities	1,102	2,178
Equity securities	78	53
Corporate debt securities			80	249
Prepaid and other current assets:
Foreign exchange derivative instruments			52	50
Other assets:
Foreign exchange derivative instruments			—	6
Total	$5,852	$6,839	$3,303	$5,200
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$83	$116
Other liabilities:
Foreign exchange derivative instruments			—	20
Total	$—	$—	$83	$136
There were no transfers between Level 1 and Level 2 assets during the six months ended March 31, 2017.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairments during the six months ended March 31, 2017 or 2016. These investments totaled $49 million and $46 million at March 31, 2017 and September 30, 2016, respectively, and are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2017, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2017.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company's unaudited consolidated balance sheet at March 31, 2017. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	March 31, 2017		September 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$1,748	$1,748	$1,746	$1,754
2.20% Senior Notes due December 2020	2,989	3,009	2,988	3,077
2.80% Senior Notes due December 2022	2,239	2,270	2,238	2,359
3.15% Senior Notes due December 2025	3,966	4,014	3,964	4,225
4.15% Senior Notes due December 2035	1,485	1,569	1,485	1,698
4.30% Senior Notes due December 2045	3,461	3,673	3,461	4,045
Total	$15,888	$16,283	$15,882	$17,158
Other financial instruments not measured at fair value. The following financial instruments are not measured at     fair value on the Company's unaudited consolidated balance sheet at March 31, 2017, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, commercial paper, and customer collateral. The estimated fair value of such instruments at March 31, 2017 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments
Available-for-sale investment securities. The Company had $78 million in gross unrealized gains and $7 million in gross unrealized losses at March 31, 2017. There were $55 million gross unrealized gains and no gross unrealized losses at September 30, 2016. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.
Note 5—Intangible Assets and Goodwill
Goodwill and intangible assets at March 31, 2017 decreased from September 30, 2016 primarily due to measurement period adjustments as the Company updated the purchase price allocation during the second quarter of fiscal 2017. See Note 2—Visa Europe. Goodwill and intangible assets also decreased due to foreign currency translation, which is recorded as a component of accumulated other comprehensive loss in the consolidated balance sheet.
In February 2017, the Company acquired a business for a total purchase consideration net of cash received of approximately $302 million, paid primarily with cash on hand. Total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired, and to liabilities assumed based on their respective fair values on the acquisition date. Related finite-lived intangible assets recorded totaled $104 million with a weighted-average useful life of eight years. Goodwill of $181 million was recorded to reflect the excess purchase consideration over net assets acquired. The consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma information related to the acquisition has not been presented as the impact is not material to the Company's financial results.
Note 6—Debt
The Company had outstanding debt as follows:

	March 31, 2017			September 30, 2016
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the "2017 Notes")	$1,750	$(2)	$1,748	$—	$—	$—	1.37%
Total current maturities of long-term debt	1,750	(2)	1,748	—	—	—

1.20% Senior Notes due December 2017 (the "2017 Notes")	—	—	—	1,750	(4)	1,746	1.37%
2.20% Senior Notes due December 2020 (the "2020 Notes")	3,000	(11)	2,989	3,000	(12)	2,988	2.30%
2.80% Senior Notes due December 2022 (the "2022 Notes")	2,250	(11)	2,239	2,250	(12)	2,238	2.89%
3.15% Senior Notes due December 2025 (the "2025 Notes")	4,000	(34)	3,966	4,000	(36)	3,964	3.26%
4.15% Senior Notes due December 2035 (the "2035 Notes")	1,500	(15)	1,485	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045 (the "2045 Notes")	3,500	(39)	3,461	3,500	(39)	3,461	4.37%
Total long-term debt	14,250	(110)	14,140	16,000	(118)	15,882

Total debt	$16,000	$(112)	$15,888	$16,000	$(118)	$15,882

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes
Interest expense for the senior notes was $125 million and $250 million for the three and six months ended March 31, 2017, respectively, as compared to $125 million and $149 million for the same periods in 2016. The Company recognized interest expense as non-operating expense and paid $244 million in interest on the senior notes during the six months ended March 31, 2017.
Commercial Paper Program
The Company maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. During the three months ended March 31, 2017, the Company repaid the $567 million of commercial paper that was issued in December 2016. As of March 31, 2017 and September 30, 2016, the Company had no outstanding obligations under the program.
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
Note 7—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa Rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $68.5 billion for the quarter ended March 31, 2017, compared to $67.8 billion for the quarter ended September 30, 2016. Of these amounts, $3.1 billion and $2.9 billion were covered by collateral at March 31, 2017 and September 30, 2016, respectively.
The Company maintained collateral as follows:

	March 31, 2017	September 30, 2016
	(in millions)
Cash equivalents(1)	$1,324	$1,295
Pledged securities at market value	154	170
Letters of credit	1,477	1,311
Guarantees	1,369	1,418
Total	$4,324	$4,194

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
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $3 million and $2 million at March 31, 2017 and September 30, 2016, respectively. These amounts are reflected in accrued liabilities on the Company's consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the last week of March 2017, the Company experienced delays in the processing and settlement of $1.6 billion of volume in Europe. As a result of this delay, this volume was processed and settled in the first few days of April 2017 instead of in March 2017. The settlement receivable and payable amounts recorded on the consolidated balance sheets at March 31, 2017 are elevated because they include this unsettled activity. The balances in these accounts returned to historical levels in early April 2017 following the settlement of this activity.
Note 8—Pension and Other Postretirement Benefits
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
In October 2015, the Company amended the U.S. qualified defined benefit pension plan and discontinued employer provided credits after December 31, 2015. Plan participants will continue to earn interest credits on existing balances at December 31, 2015. The Visa Europe pension plans had been closed to new entrants prior to the Visa Europe acquisition.

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017
	(in millions)
Service cost	$—	$—	$—	$—	$1
Interest cost	9	10	—	—	2
Expected return on assets	(17)	(18)	—	—	(4)
Amortization of:
Prior service credit	—	—	—	(1)	—
Actuarial loss	4	2	—	—	1
Curtailment gain	—	—	—	—	—
Settlement loss	11	—	—	—	—
Total net periodic benefit cost	$7	$(6)	$—	$(1)	$—

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016	2017
	(in millions)
Service cost	$—	$13	$—	$—	$3
Interest cost	18	21	—	—	5
Expected return on assets	(35)	(35)	—	—	(8)
Amortization of:
Prior service credit	—	(1)	(1)	(2)	—
Actuarial loss	8	4	—	—	1
Curtailment gain	—	(8)	—	—	—
Settlement loss	13	—	—	—	—
Total net periodic benefit cost	$4	$(6)	$(1)	$(2)	$1

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Stockholders' Equity
As-Converted Class A Common Stock. The number of shares of each series and class and the number of shares of class A common stock on an as-converted basis at March 31, 2017, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
U.K.&I preferred stock	2	13.3880		33
Europe preferred stock	3	13.9480		44
Class A common stock (2)	1,847	—		1,847
Class B common stock	245	1.6483	(3)	405
Class C common stock	14	4.0000		55
Total				2,384

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding exclude repurchases traded but not yet settled on or before March 31, 2017.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.

During the three months ended March 31, 2017, the newly-formed Visa Foundation received all Visa Inc. shares that were previously recorded as treasury stock. See Note 12—Income Taxes.
Reduction in as-converted shares. During the six months ended March 31, 2017, total as-converted class A common stock was reduced by 43 million shares at an average price of $83.64 per share. Of the 43 million shares, 41 million were repurchased in the open market using $3.5 billion of operating cash on hand. Additionally, the Company recovered $120 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan. The recovery has the same economic effect on earnings per share as repurchasing the Company's class A common stock, because it reduces the U.K.&I. and Europe preferred stock conversion rates and consequently the as-converted class A common stock share count. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
The following table presents share repurchases in the open market.(1)

(in millions, except per share data)	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
Shares repurchased in the open market (2)	18	41
Average repurchase price per share (3)	$88.45	$83.59
Total cost	$1,576	$3,469

(1)
Shares repurchased in the open market reflect repurchases settled during the three and six months ended March 31, 2017. These amounts include repurchases traded but not yet settled on or before September 30, 2016 for the six months, or December 31, 2016 for the three months, and exclude repurchases traded but not yet settled on or before March 31, 2017.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
As of March 31, 2017, the Company's July 2016 share repurchase program had remaining authorized funds of $2.3 billion for share repurchase. All share repurchase programs authorized prior to July 2016 have been completed. In April 2017, the Company's board of directors authorized an additional $5.0 billion share repurchase program.
Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through a periodic adjustment to the class A common stock conversion rates applicable to the U.K.&I. and Europe preferred stock. See Note 3—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents as-converted U.K.&I. and Europe preferred stock, after the Company recovered VE territory covered losses through a conversion rate adjustment, for the three and six months ended March 31, 2017.

	Three and Six Months Ended March 31, 2017
(in millions, except per share and conversion rate data)	U.K.&I. Preferred Stock	Europe Preferred Stock
Reduction in equivalent number of shares of class A common stock	1	—	(1)
Effective price per share (2)	$85.01	$85.01
Recovery through conversion rate adjustment	$119	$1
Conversion rate of preferred stock to class A common stock after adjustment	13.388	13.948
As-converted preferred stock after recovery	33	44

(1)	The reduction in equivalent number of shares of class A common stock was less than one million shares.

(2)
Effective price per share calculated using the volume-weighted average price of the Company's class A common stock over a pricing period in accordance with the Company's current certificates of designations for its series B and C convertible participating preferred stock.

Dividends. In April 2017, the Company’s board of directors declared a quarterly cash dividend of $0.165 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on June 6, 2017, to all holders of record of the Company's common and preferred stock as of May 19, 2017. The Company declared and paid $396 million and $795 million in dividends to holders of the Company's common stock during the three and six months ended March 31, 2017.
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
The following table presents earnings per share for the three months ended March 31, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$332	1,854	$0.18	$430	2,406	(3)	$0.18
Class B common stock	73	245	$0.30	$72	245		$0.29
Class C common stock	10	15	$0.72	$10	15		$0.72
Participating securities(4)	15	Not presented	Not presented	$15	Not presented		Not presented
Net income	$430

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the six months ended March 31, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,928	1,857	$1.04	$2,500	2,413	(3)	$1.04
Class B common stock	420	245	$1.71	$419	245		$1.71
Class C common stock	65	16	$4.15	$65	16		$4.14
Participating securities(4)	87	Not presented	Not presented	$87	Not presented		Not presented
Net income	$2,500
The following table presents earnings per share for the three months ended March 31, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,360	1,909	$0.71	$1,707	2,401	(3)	$0.71
Class B common stock	288	245	$1.17	$288	245		$1.17
Class C common stock	55	19	$2.85	$55	19		$2.84
Participating securities(4)	4	Not presented	Not presented	$4	Not presented		Not presented
Net income	$1,707
The following table presents earnings per share for the six months ended March 31, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,910	1,923	$1.51	$3,648	2,416	(3)	$1.51
Class B common stock	612	245	$2.49	$611	245		$2.49
Class C common stock	118	19	$6.05	$117	19		$6.04
Participating securities(4)	8	Not presented	Not presented	$8	Not presented		Not presented
Net income	$3,648

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three and six months ended March 31, 2017 and 2016. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 58 million and 63 million for the three and six months ended March 31, 2017, respectively and 77 million and 78 million for the three and six months ended March 31, 2016, respectively. The weighted-average number of shares of preferred stock, included within participating securities, was 34 million of as-converted U.K.&I preferred stock and 44 million of as-converted Europe preferred stock for the three and six months ended March 31, 2017.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 5 million common stock equivalents for the three and six months ended March 31, 2017 and 2016, because their effect would be dilutive. The computation excludes 3 million of common stock equivalents for the three and six months ended March 31, 2017 and 1 million of common stock equivalents for the three and six months ended March 31, 2016, because their effect would have been anti-dilutive.

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the six months ended March 31, 2017:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,671,344	$13.90	$80.82
Restricted stock units ("RSUs")	3,122,624	$80.96
Performance-based shares(1)	634,651	$86.37

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company's performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost of $116 million for the six months ended March 31, 2017, net of estimated forfeitures, which are adjusted as appropriate.
Note 12—Income Taxes
In February 2017, the Company completed a reorganization of Visa Europe and certain other legal entities ("legal entity reorganization" or "reorganization") to align the Company's corporate structure to the geographic jurisdictions in which it conducts business operations. As a result of the reorganization, during the three months ended March 31, 2017, the Company recorded a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe, which were previously recorded as treasury stock.
The effective income tax rates were 84% and 56% for the three and six months ended March 31, 2017, respectively, and 30% and 28% for the three and six months ended March 31, 2016, respectively. The effective tax rate for the three and six months ended March 31, 2017 differs from the effective tax rate in the same periods in the prior fiscal year primarily due to:

•	the aforementioned $1.5 billion non-recurring, non-cash income tax provision related to the legal entity reorganization recorded in the quarter ended March 31, 2017;

•	$71 million tax benefit related to Visa Foundation's receipt of Visa Inc. shares mentioned above;

•
$20 million and $46 million of excess tax benefits related to share-based payments recorded during the three and six months ended March 31, 2017, respectively, as a result of early adoption of Accounting Standards Update 2016-09. See Note 1—Summary of Significant Accounting Policies;

•	the restrictions on U.S. foreign tax credits that can be claimed for Visa Europe's foreign taxes prior to the aforesaid legal entity reorganization; and

•	the absence of the non-taxable $255 million revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015.
During the three and six months ended March 31, 2017, the Company's gross unrecognized tax benefits increased by $23 million and $56 million, respectively. The Company's unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, increased by $69 million and $97 million for the three and six months ended March 31, 2017, respectively. The increase in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three and six months ended March 31, 2017 and 2016, there were no significant changes in interest and penalties related to uncertain tax positions.
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
The following table summarizes the activity related to accrued litigation:

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$981	$1,024
Provision for uncovered legal matters	17	1
Accrual of VE territory covered litigation	142	—
Payments on legal matters	(144)	(12)
Balance at March 31	$996	$1,013
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
The following table summarizes the activity related to U.S. covered litigation:

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$978	$1,023
Payments on U.S. covered litigation	—	(11)
Balance at March 31	$978	$1,012
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to VE territory covered litigation:

Fiscal 2017
(in millions)
Balance at October 1	$2
Accrual for VE territory covered litigation	142
Payments on VE territory covered litigation	(144)
Balance at March 31	$—
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL)
Putative Class Actions. On November 23, 2016, class plaintiffs that signed the 2012 Settlement Agreement filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of the Second Circuit’s decision that vacated the district court’s certification of the merchant class and reversed the approval of the settlement. The Supreme Court denied the petition on March 27, 2017.
On November 30, 2016, the district court entered an order appointing interim counsel for two putative classes of plaintiffs, a “Damages Class” and an “Injunctive Relief Class.” Following the district court’s order, on February 8, 2017, plaintiffs purporting to act on behalf of the putative Damages Class sought leave to file an amended complaint and plaintiffs purporting to act on behalf of the putative Injunctive Relief Class filed a new class complaint, as described below.
The plaintiffs that signed the 2012 Settlement Agreement, acting on behalf of the putative Damages Class, filed a motion requesting leave to file a Third Consolidated Amended Class Action Complaint. The complaint seeks money damages alleged to range in the tens of billions of dollars (subject to trebling), as well as attorneys' fees and injunctive relief, and names as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated and MasterCard International Incorporated, and certain U.S. financial institutions. The plaintiffs assert that the proposed complaint updates, among other things, claims for damages and accounts for industry developments. Defendants opposed the Damages Class plaintiffs’ motion on March 10, 2017.
A new group of purported class plaintiffs, acting on behalf of the putative Injunctive Relief Class, filed a class action complaint seeking declaratory and injunctive relief, as well as attorneys’ fees. That complaint seeks, among other things, an injunction against: the setting of default interchange rates; certain Visa Rules relating to merchants, including the honor-all-cards rule; and various transaction fees, including the fixed acquirer network fee. The complaint names as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated and MasterCard International Incorporated, and certain U.S. financial institutions.
Individual Merchant Actions. On February 8, 2017, the same day that the putative Damages Class plaintiffs sought leave to file an amended complaint and the putative Injunctive Relief Class plaintiffs filed a new class action complaint, certain other individual merchants filed motions in existing actions in MDL 1720 requesting leave to amend their complaints. Merchants requesting leave to amend assert, among other things, that their proposed complaints add claims for injunctive relief and update claims for damages. Defendants opposed the various merchants’ motions on March 10, 2017. In addition, on February 8, 2017, certain individual merchants filed a new action in federal court which was subsequently included in MDL 1720.
A number of individual merchant actions previously filed have been settled and remain settled, but the settlement agreement with Wal-Mart Stores Inc. automatically terminated upon the exhaustion of appeals concerning the reversal of approval of the 2012 Settlement Agreement. The termination results in a decrease of the “settled” percentage of Visa-branded payment card sales volume of merchants who opted out of the 2012 Settlement Agreement. Consequently, as of the filing date, Visa has reached settlement agreements with individual merchants representing approximately 34% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 Settlement Agreement.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unlike the matters above, all of which were filed in federal court or are pending in MDL 1720, one merchant filed a case on February 17, 2017, in Texas state court. The Texas merchant generally pursues claims on allegations similar to those raised in MDL 1720. Based on currently available information, the Company believes this matter may be covered by the U.S. retrospective responsibility plan.
Consumer Interchange Litigation
On December 9, 2016, the Second Circuit denied plaintiffs’ petition for rehearing. On March 9, 2017, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court.
VE Territory Covered Litigation
U.K. Merchant Litigation
Since July 2013, in excess of 150 Merchants (the capitalized term "Merchant," when used in this section, means a merchant together with subsidiary/affiliate companies who have issued claims jointly) have commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe, and seek damages for alleged anti-competitive conduct primarily in relation to U.K. domestic and/or Irish domestic and/or intra-EEA interchange fees for credit and debit cards. As of the date of this report, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by 15 Merchants, leaving more than 130 Merchants with outstanding claims.
The trial in relation to claims filed in 2013 by a number of Merchants began in November 2016. Of the 15 settling Merchants, three Merchants settled before the trial commenced and the remaining 12 settled during trial. The trial concluded in March 2017, and a decision is pending with respect to one remaining Merchant.
In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those Merchants' claims.
Other Litigation
"Indirect Purchaser" Actions
On January 12, 2017, the appeals court affirmed the trial court's order denying the objector's motion for attorneys' fees and costs. The objector subsequently agreed not to seek any further appeal.
Canadian Competition Proceedings
On March 8, 2017, Visa entered into an agreement in principle with merchant class plaintiffs to settle, on a national basis, the active class actions filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta. The settlement remains subject to execution of a final settlement agreement and court approval.
Data Pass Litigation
On December 20, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal as to certain claims against Gamestop Corporation, Webloyalty.com, Inc. and Visa, vacated the dismissal as to certain claims against Webloyalty and Gamestop, and remanded the case to the district court for further proceedings on the remaining claims.
U.S. ATM Access Fee Litigation
On November 17, 2016, the U.S. Supreme Court ordered that the writs of certiorari be dismissed as improvidently granted. On February 13, 2017, plaintiffs in the National ATM Council action filed a renewed application for a preliminary injunction to prohibit Visa and MasterCard from continuing to enforce non-discrimination ATM access fee rules. The application is pending.
Federal Trade Commission
Notice Regarding EMV Chip Debit Cards. On November 22, 2016, the FTC's Bureau of Competition informed Visa that the Bureau had closed its investigation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMV Chip Liability Shift
On March 10, 2017, the plaintiffs filed a motion for class certification. On March 20, 2017, Visa and MasterCard filed a motion to transfer the action to the U.S. District Court for the Eastern District of New York, or, in the alternative, to stay the action. The motion is pending.
Walmart Acceptance Agreement
On February 27, 2017, the Court granted Walmart’s motion to dismiss Visa’s counterclaim for fraudulent inducement. Walmart’s claims and Visa’s remaining counterclaims remain pending.
Broadway Grill
On February 21, 2017, Visa filed a motion to stay the litigation pending the outcome of the federal class actions in MDL 1720. On March 20, 2017, the U.S. Court of Appeals for the Ninth Circuit granted Visa permission to appeal the district court’s order remanding the case to California state court.
On April 5, 2017, plaintiff Nuts for Candy, a California merchant represented by the same counsel that represents Broadway Grill, filed a complaint in California state court containing allegations similar to those raised by Broadway Grill.
Korea Fair Trade Commission
Following complaints lodged by certain financial institutions in Korea, in November 2016, the Korea Fair Trade Commission (KFTC) initiated an investigation into certain pricing changes applicable to Visa financial institutions in Korea. Visa is cooperating with the KFTC.
Ohio Attorney General Civil Investigative Demand
On January 19, 2017, the State of Ohio Office of the Attorney General issued an investigative demand to Visa seeking documents and information focusing on Visa's rules related to the acceptance of Visa debit cards, as well as cardholder verification methods and the routing of Visa debit transactions. Visa is cooperating with the Attorney General.

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the six months ended March 31, 2017 reflects continued uneven economic growth around the world.
Legal entity reorganization. In February 2017, we completed a reorganization of Visa Europe and certain other legal entities to align our corporate structure to the geographic jurisdictions in which we conduct business operations. As a result of the reorganization, during the three months ended March 31, 2017, we recorded a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe, which were previously recorded as treasury stock.
Financial highlights. Our financial results for the three and six months ended March 31, 2017 and 2016 reflect the impact of certain significant items that we believe are not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share for these periods are as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except percentages and per share data)	2017	2016	% Change(1)	2017	2016	% Change(1)
Net income, as reported	$430	$1,707	(75)%	$2,500	$3,648	(31)%
Diluted earnings per share, as reported	$0.18	$0.71	(75)%	$1.04	$1.51	(31)%
Net income, as adjusted(2)	$2,066	$1,626	27%	$4,136	$3,312	25%
Diluted earnings per share, as adjusted(2)	$0.86	$0.68	27%	$1.71	$1.37	25%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.
We recorded net operating revenues of $4.5 billion and $8.9 billion for the three and six months ended March 31, 2017, respectively, an increase of 23% and 24%, respectively, over the prior year comparable periods, reflecting the operating revenues of Visa Europe and continued growth in nominal payments volume, nominal cross-border volume and processed transactions. The effect of exchange rate movements in the three and six months ended March 31, 2017, as partially mitigated by our hedging program, resulted in approximately negative two-and-a-half and three percentage point impacts to our net operating revenue growth, respectively.
Total operating expenses for the three and six months ended March 31, 2017 were $1.7 billion and $3.0 billion, respectively, an increase of 40% and 28%, respectively, over prior year comparable periods. Adjusted operating expenses, which excludes the non-recurring, non-cash operating expense related to Visa Inc. shares received by the newly-formed Visa Foundation, were $1.5 billion and $2.8 billion, respectively, an increase of 24% and 20%, respectively, over prior year comparable periods. The increase in both periods was mainly from the inclusion of Visa Europe's operating expenses following the acquisition.
Adjusted financial results. Our financial results for the three and six months ended March 31, 2017 and 2016 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in these or future periods as they are either non-recurring or have no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented.

•
Elimination of deferred tax balances. During the second quarter of fiscal 2017, in connection with our legal entity reorganization, we eliminated deferred tax balances originally recognized upon the acquisition of Visa Europe, resulting in the recognition of a non-recurring, non-cash income tax provision of $1.5 billion.

•
Charitable contribution. During the second quarter of fiscal 2017, associated with our legal entity reorganization, we recognized a non-recurring, non-cash general and administrative expense of $192 million, before tax, related to the charitable donation of Visa Inc. shares that were acquired as part of the Visa Europe acquisition and held as treasury stock. Net of the related cash tax benefit of $71 million, determined by applying applicable tax rates, adjusted net income increased by $121 million.

•
Revaluation of Visa Europe put option. During the first quarter of fiscal 2016, we recorded a decrease of $255 million in the fair value of the Visa Europe put option, resulting in the recognition of non-cash income in other non-operating income. This amount is not subject to income tax and therefore has no impact on our reported income tax provision.

•
Net unrealized gains on currency forward contracts. During the second quarter of fiscal 2016, we entered into currency forward contracts to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition. As a result, we recorded non-recurring, net unrealized gains of $116 million, before tax, in non-operating income. Net of related tax expense of $35 million, determined by applying applicable federal and state tax rates, the impact to net income was $81 million.

Adjusted financial results are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the three and six months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$1,669	63%	$(106)	$2,272	$430	$0.18
Elimination of deferred tax balances	—	—%	—	(1,515)	1,515	0.63
Charitable contribution	(192)	4%	—	71	121	0.05
As adjusted	$1,477	67%	$(106)	$828	$2,066	$0.86

	Six Months Ended March 31, 2017
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$3,030	66%	$(227)	$3,181	$2,500	$1.04
Elimination of deferred tax balances	—	—%	—	(1,515)	1,515	0.63
Charitable contribution	(192)	2%	—	71	121	0.05
As adjusted	$2,838	68%	$(227)	$1,737	$4,136	$1.71

	Three Months Ended March 31, 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$1,192	67%	$7	$734	$1,707	$0.71
Net unrealized gains on currency forward contracts	—	—%	(116)	(35)	(81)	(0.03)
As adjusted	$1,192	67%	$(109)	$699	$1,626	$0.68

	Six Months Ended March 31, 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$2,361	67%	$250	$1,432	$3,648	$1.51
Net unrealized gains on currency forward contracts	—	—%	(116)	(35)	(81)	(0.03)
Revaluation of Visa Europe put option	—	—%	(255)	—	(255)	(0.11)
As adjusted	$2,361	67%	$(121)	$1,397	$3,312	$1.37

(1)	Figures in the table may not recalculate exactly due to rounding. Operating margin, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

(2)	Operating margin is calculated as operating income divided by net operating revenues.
Common stock repurchases. During the three months ended March 31, 2017, we repurchased 18 million shares of our class A common stock in the open market using $1.6 billion of cash on hand. As of March 31, 2017, we had remaining authorized funds of $2.3 billion for share repurchase. In April 2017, our board of directors authorized an additional $5.0 billion share repurchase program. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted double-digit growth in the U.S., driven mainly by consumer credit. Nominal international payments volume growth was positively impacted due to the inclusion of nominal payments volume related to Visa Europe for the three and six months ended December 31, 2016(1). Growth on a constant-dollar basis, which excludes the impact of exchange rate movements, was not significantly different from growth on a nominal-dollar basis for the three and six months ended December 31, 2016(1). Growth in processed transactions reflects the inclusion of Visa Europe's processed transactions for the three and six months ended March 31, 2017.

The following table presents nominal payments volume.(2)

	United States			International			Visa Inc.
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$336	$275	22%	$545	$438	24%	$881	$713	23%
Consumer debit(3)	343	327	5%	379	116	226%	722	444	63%
Commercial(4)	125	111	12%	75	37	100%	200	149	34%
Total nominal payments volume	$804	$714	13%	$999	$591	69%	$1,802	$1,306	38%
Cash volume	134	128	4%	588	456	29%	722	584	24%
Total nominal volume(5)	$937	$842	11%	$1,587	$1,048	51%	$2,524	$1,890	34%

	United States			International			Visa Inc.
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$651	$539	21%	$1,146	$862	33%	$1,797	$1,401	28%
Consumer debit(3)	670	646	4%	790	227	248%	1,460	873	67%
Commercial(4)	250	222	12%	154	74	108%	404	296	36%
Total nominal payments volume	$1,572	$1,407	12%	$2,090	$1,163	80%	$3,661	$2,570	42%
Cash volume	269	257	5%	1,214	912	33%	1,483	1,169	27%
Total nominal volume(5)	$1,840	$1,664	11%	$3,303	$2,075	59%	$5,144	$3,739	38%
The following table presents nominal and constant payments volume growth.(2)

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended December 31, 2016 vs. 2015(1)		Three Months Ended December 31, 2016 vs. 2015(1)		Six Months Ended December 31, 2016 vs. 2015(1)		Six Months Ended December 31, 2016 vs. 2015(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	24%	26%	23%	24%	33%	34%	28%	29%
Consumer debit(3)	226%	230%	63%	63%	248%	255%	67%	68%
Commercial(4)	100%	97%	34%	34%	108%	104%	36%	36%
Total payments volume growth	69%	71%	38%	39%	80%	81%	42%	43%
Cash volume growth	29%	31%	24%	25%	33%	37%	27%	29%
Total volume growth	51%	53%	34%	34%	59%	62%	38%	39%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2017 and 2016 were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	% Change(2)	2017	2016	% Change(2)
	(in millions, except percentages)
Visa processed transactions	26,256	18,475	42%	53,585	37,461	43%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Visa processed transactions for the three and six months ended March 31, 2017 include transactions processed by Visa Europe.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the U.S., internationally and in accordance with the Framework Agreement prior to the Visa Europe acquisition on June 21, 2016. Visa Europe revenue earned for the three and six months ended March 31, 2017 is included in International.

	Three Months Ended March 31,		2017 vs. 2016		Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change(1)	2017	2016	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,156	$1,924	$232	12%	$4,277	$3,865	$412	11%
International	2,321	1,640	681	42%	4,661	3,199	1,462	46%
Revenues earned under the Framework Agreement(2)	—	62	(62)	(100)%	—	127	(127)	(100)%
Net operating revenues	$4,477	$3,626	$851	23%	$8,938	$7,191	$1,747	24%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

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
Our operating revenues, primarily service revenues, international transaction revenues and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and six months ended March 31, 2017, as partially mitigated by our hedging program, resulted in approximately negative two-and-a-half and three percentage point impacts to our net operating revenue growth, respectively.

The following table sets forth the components of our net operating revenues, including operating revenues earned by Visa Europe for the three and six months ended March 31, 2017. Other revenues for the three and six months ended March 31, 2016 also includes revenue earned from Visa Europe in accordance with the Framework Agreement prior to its acquisition on June 21, 2016.

	Three Months Ended March 31,		2017 vs. 2016		Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change(1)	2017	2016	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$1,993	$1,699	$294	17%	$3,911	$3,344	$567	17%
Data processing revenues	1,843	1,473	370	25%	3,735	2,952	783	27%
International transaction revenues	1,469	1,045	424	41%	2,958	2,076	882	42%
Other revenues	203	198	5	3%	406	396	10	2%
Client incentives	(1,031)	(789)	(242)	30%	(2,072)	(1,577)	(495)	31%
Net operating revenues	$4,477	$3,626	$851	23%	$8,938	$7,191	$1,747	24%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues, which include revenues earned by Visa Europe in the three and six months ended March 31, 2017, increased primarily due to 38% and 42% growth in nominal payments volume during the three and six month comparable periods, respectively. The growth in service revenues was slower than the growth in payments volume during the three and six months ended March 31, 2017, reflecting the inclusion of Visa Europe revenue and the resulting impact on our service revenue yield.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 42% and 43% during the three and six month comparable periods, respectively, which includes data processing revenues earned by Visa Europe in the three and six months ended March 31, 2017, and the resulting impact on our data processing revenue yield.

•
International transaction revenues increased primarily due to nominal cross-border volume growth of 129% and 132% during the three and six month comparable periods, respectively, which includes revenues earned by Visa Europe during the three and six months ended March 31, 2017. International transaction revenue growth also reflects the resulting impact of Visa Europe revenues on our corresponding yield.

•
Client incentives increased during the three and six month comparable periods mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the second quarter of fiscal 2016, Visa Europe's incentives for the three and six months ended March 31, 2017, and overall growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended March 31,		2017 vs. 2016		Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change(1)	2017	2016	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$704	$528	$176	33%	$1,275	$1,027	$248	24%
Marketing	193	186	7	4%	411	380	31	8%
Network and processing	150	126	24	19%	295	254	41	16%
Professional fees	83	66	17	26%	163	138	25	18%
Depreciation and amortization	131	121	10	8%	277	241	36	15%
General and administrative	406	164	242	NM	592	320	272	85%
Litigation provision	2	1	1	NM	17	1	16	NM
Total operating expenses	$1,669	$1,192	$477	40%	$3,030	$2,361	$669	28%
NM — not meaningful

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Our overall operating expenses increased primarily due to the inclusion of Visa Europe expenses for the first half of fiscal 2017. Additional factors impacting our operating expenses for the three and six months ended March 31, 2017 are discussed below.

•	Personnel expenses increased driven by higher incentive compensation, combined with continued increase in headcount reflecting our strategy to invest for future growth.

•	Marketing expenses increased to support our growth strategies and new product initiatives.

•
General and administrative expenses increased primarily due to $192 million of expense related to the Visa Inc. shares held by Visa Europe that were received by the newly-formed Visa Foundation, and increased expenses to provide product benefits to our account holders as a result of business growth. See Note 12—Income Taxes to our unaudited consolidated financial statements.

Non-operating (Expense) Income
The following table sets forth components of our non-operating (expense) income.

	Three Months Ended March 31,		2017 vs. 2016		Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change(1)	2017	2016	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense	$(135)	$(132)	$(3)	2%	$(275)	$(161)	$(114)	71%
Other	29	139	(110)	(79)%	48	411	(363)	(88)%
Non-operating (expense) income	$(106)	$7	$(113)	NM	$(227)	$250	$(477)	NM
NM — not meaningful

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Interest expense increased in the six months ended March 31, 2017 primarily due to the issuance of $16.0 billion fixed-rate senior notes in December 2015. See Note 6—Debt to our unaudited consolidated financial statements.

•
Other non-operating income decreased in the three and six months ended March 31, 2017 due to the absence of $116 million of net unrealized gains recognized on currency forward contracts entered into during the second quarter of fiscal 2016 to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition. Other non-operating income for the six months ended

March 31, 2017 was also lower due to a non-cash reduction of the fair value of the Visa Europe put option of $255 million recorded in the first quarter of fiscal 2016.
Effective Income Tax Rate
In February 2017, to align our corporate structure to the geographic jurisdictions in which we conduct business operations, we completed a reorganization of Visa Europe and certain other legal entities. As a result of the reorganization, during the three months ended March 31, 2017, we recorded a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe, which were previously recorded as treasury stock.
The effective income tax rates were 84% and 56% for the three and six months ended March 31, 2017, respectively, and 30% and 28% for the three and six months ended March 31, 2016, respectively. The effective tax rate for the three and six months ended March 31, 2017 differs from the effective tax rate in the same periods in the prior fiscal year primarily due to:

•	the aforementioned $1.5 billion non-recurring, non-cash income tax provision related to the legal entity reorganization recorded in the quarter ended March 31, 2017;

•	$71 million tax benefit related to Visa Foundation's receipt of Visa Inc. shares mentioned above;

•
$20 million and $46 million of excess tax benefits related to share-based payments recorded during the three and six months ended March 31, 2017, respectively, as a result of early adoption of Accounting Standards Update 2016-09. See Note 1—Summary of Significant Accounting Policies;

•	the restrictions on U.S. foreign tax credits that can be claimed for Visa Europe's foreign taxes prior to the aforesaid legal entity reorganization; and

•	the absence of the non-taxable $255 million revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015.
During the three and six months ended March 31, 2017, our gross unrecognized tax benefits increased by $23 million and $56 million, respectively. Our unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, increased by $69 million and $97 million for the three and six months ended March 31, 2017, respectively. The increase in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions.
Adjusted effective income tax rate. Our financial results for the three and six months ended March 31, 2017 and 2016 reflect the impact of certain significant items that we believe are not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we have presented our adjusted effective income tax rate for these periods in the tables below, which we believe provides a clearer understanding of our operating performance for the reported periods. See Overview—Adjusted financial results within this Management's Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the tables below.

	Three Months Ended March 31, 2017			Six Months Ended March 31, 2017
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$2,702	$2,272	84.1%	$5,681	$3,181	56.0%
Elimination of deferred tax balances	—	(1,515)		—	(1,515)
Charitable contribution	192	71		192	71
As adjusted	$2,894	$828	28.6%	$5,873	$1,737	29.6%

	Three Months Ended March 31, 2016			Six Months Ended March 31, 2016
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$2,441	$734	30.1%	$5,080	$1,432	28.2%
Net unrealized gains on currency forward contracts	(116)	(35)		(116)	(35)
Revaluation of Visa Europe put option	—	—		(255)	—
As adjusted	$2,325	$699	30.1%	$4,709	$1,397	29.7%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate is calculated based on unrounded numbers.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2017	2016
	(in millions)
Total cash provided by (used in):
Operating activities	$2,904	$2,819
Investing activities	2,268	(1,846)
Financing activities	(4,243)	11,452
Effect of exchange rate changes on cash and cash equivalents	(121)	—
Increase in cash and cash equivalents	$808	$12,425
Operating activities. Cash provided by operating activities for the six months ended March 31, 2017 was higher than the prior year comparable period, reflecting continued growth in our underlying business, including Visa Europe.
Investing activities. Cash provided by investing activities increased compared to the prior year comparable period as we invested a portion of the proceeds received from our debt issuance in available-for-sale securities in the prior year. See Note 6—Debt and Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.
Financing activities. Financing activities for the six months ended March 31, 2017 reflect $3.5 billion used to repurchase class A common stock in the open market and $795 million of dividend payments. Activity in the prior year comparable period primarily reflected $15.9 billion net aggregate proceeds received from our debt issuance completed in December 2015, $3.8 billion of cash used to repurchase class A common stock in the open market and $676 million of dividend payments. See Note 6—Debt and Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
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

Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries, primarily attributable to undistributed earnings, totaled $8.4 billion at March 31, 2017. In the second quarter of fiscal 2017, following our legal entity reorganization, we returned net $1.3 billion of cash held by our foreign subsidiaries to the U.S. This transaction did not constitute a return of undistributed earnings and was not subject to U.S. income taxes. If it were necessary to repatriate these undistributed earnings of our foreign subsidiaries for use in the U.S., we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these undistributed earnings been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these undistributed earnings outside of the U.S. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these earnings.
Credit Facility Extension. On January 27, 2017, we extended the term of the $4.0 billion credit facility that was entered into on January 27, 2016. The credit facility will now expire on January 27, 2022. No other material terms were changed. See Note 6—Debt to our unaudited consolidated financial statements.
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
Settlement. In the last week of March 2017, we experienced delays in the processing and settlement of $1.6 billion of volume in Europe. As a result of this delay, this volume was processed and settled in the first few days of April 2017 instead of in March 2017. The settlement receivable and payable amounts recorded on our consolidated balance sheets at March 31, 2017 are elevated because they include this unsettled activity. The balances in these accounts returned to historical levels in early April 2017 following the settlement of this activity.
Senior Notes. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Our first principal payment of $1.8 billion is due on December 14, 2017. However, we intend to refinance this current portion of debt prior to its maturity, market conditions permitting. An interest payment of $244 million was made on December 14, 2016. See Note 6—Debt to our unaudited consolidated financial statements.
Common stock repurchases. During the six months ended March 31, 2017, we repurchased 41 million shares of our class A common stock using $3.5 billion of cash on hand. As of March 31, 2017, the July 2016 program had remaining authorized funds of $2.3 billion for share repurchase. All share repurchase programs authorized prior to July 2016 have been completed. In April 2017, our board of directors authorized an additional $5.0 billion share repurchase program. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2017, we declared and paid $795 million in dividends to holders of our common stock. In April 2017, our board of directors declared a cash dividend in the amount of $0.165 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis), which will be paid on June 6, 2017, to all holders of record of our common and preferred stock as of May 19, 2017. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Commercial Paper Program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. During the three months ended March 31, 2017, we repaid the $567 million of commercial paper that was issued in December 2016. As of March 31, 2017 and September 30, 2016, we had no outstanding obligations under the program. See Note 6—Debt to our unaudited consolidated financial statements.
Acquisitions. In February 2017, we acquired a business using $302 million of cash on hand, primarily reflecting total purchase price less cash received. The acquisition will help Visa’s clients and merchant partners accelerate digital commerce. See Note 5—Intangible Assets and Goodwill to our unaudited consolidated financial statements.

Fair Value Measurements—Financial Instruments
As of March 31, 2017, our financial instruments measured at fair value on a recurring basis included $9.2 billion of assets and $83 million of liabilities. See Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the six months ended March 31, 2017, compared to September 30, 2016.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the Company’s purchases of common stock during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
January 1-31, 2017	995,917	$79.60	995,159	$3,810,930,933
February 1-28, 2017	3,119,429	$87.80	3,067,047	$3,541,495,887
March 1-31, 2017	15,067,739	$89.24	15,067,739	$2,196,602,697
Total	19,183,085	$88.50	19,129,945

(1)
Includes 53,140 shares of class A common stock withheld at an average price of $85.80 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In July 2016 and April 2017, our board of directors authorized share repurchase programs for $5.0 billion each. These authorizations have no expiration date. All share repurchase programs authorized prior to July 2016 have been completed.

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

VISA INC.

Date:	April 21, 2017	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 21, 2017	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	April 21, 2017	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1+
Five Year Revolving Credit Agreement, amended and restated as of January 27, 2017, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. Visa Europe Limited and Visa Europe Services Inc., as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #

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