Form 10-Q
period 2017-06-30
VISA INC.
filed 2017-07-20
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 14, 2017 there were 1,829,370,035 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 13,178,922 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	September 30, 2016
	(in millions, except par value data)
Assets
Cash and cash equivalents	$7,437	$5,619
Restricted cash—U.S. litigation escrow (Note 3)	1,030	1,027
Investment securities (Note 4):
Trading	80	71
Available-for-sale	2,674	3,248
Settlement receivable	1,419	1,467
Accounts receivable	1,105	1,041
Customer collateral (Note 7)	1,075	1,001
Current portion of client incentives	308	284
Prepaid expenses and other current assets	590	555
Total current assets	15,718	14,313
Investment securities, available-for-sale (Note 4)	2,117	3,931
Client incentives	553	448
Property, equipment and technology, net	2,202	2,150
Other assets	1,079	893
Intangible assets, net (Note 2 and Note 5)	27,322	27,234
Goodwill (Note 2 and Note 5)	15,009	15,066
Total assets	$64,000	$64,035
Liabilities
Accounts payable	$130	$203
Settlement payable	2,075	2,084
Customer collateral (Note 7)	1,075	1,001
Accrued compensation and benefits	638	673
Client incentives	1,909	1,976
Accrued liabilities	940	1,128
Current maturities of long-term debt (Note 6)	1,749	—
Accrued litigation (Note 13)	995	981
Total current liabilities	9,511	8,046
Long-term debt (Note 6)	14,142	15,882
Deferred tax liabilities	5,888	4,808
Deferred purchase consideration	1,258	1,225
Other liabilities	1,257	1,162
Total liabilities	32,056	31,123
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 2 and Note 9)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at June 30, 2017 and September 30, 2016 (Note 2 and Note 9)	2,326	2,516
Series C convertible participating preferred stock, 3 shares issued and outstanding at June 30, 2017 and September 30, 2016 (Note 2 and Note 9)	3,200	3,201
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,832 and 1,871 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2017 and September 30, 2016 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 13 and 17 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively (Note 9)	—	—
Treasury stock (Note 9)	—	(170)
Right to recover for covered losses (Note 3)	(8)	(34)
Additional paid-in capital	17,009	17,395
Accumulated income	9,299	10,462
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	58	36
Defined benefit pension and other postretirement plans	(207)	(225)
Derivative instruments classified as cash flow hedges	(15)	(50)
Foreign currency translation adjustments	282	(219)
Total accumulated other comprehensive income (loss), net	118	(458)
Total equity	31,944	32,912
Total liabilities and equity	$64,000	$64,035

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016 (1)	2017	2016 (1)
	(in millions, except per share data)
Operating Revenues
Service revenues	$1,948	$1,635	$5,859	$4,979
Data processing revenues	1,984	1,541	5,719	4,493
International transaction revenues	1,571	1,084	4,529	3,160
Other revenues	209	209	615	605
Client incentives	(1,147)	(839)	(3,219)	(2,416)
Net operating revenues	4,565	3,630	13,503	10,821
Operating Expenses
Personnel	698	509	1,973	1,536
Marketing	221	189	632	569
Network and processing	158	123	453	377
Professional fees	102	138	265	276
Depreciation and amortization	132	120	409	361
General and administrative	230	246	822	566
Litigation provision (Note 13)	—	—	17	1
Visa Europe Framework Agreement loss (Note 2)	—	1,877	—	1,877
Total operating expenses	1,541	3,202	4,571	5,563
Operating income	3,024	428	8,932	5,258
Non-operating (Expense) Income
Interest expense	(140)	(131)	(415)	(292)
Other	30	125	78	536
Non-operating (expense) income	(110)	(6)	(337)	244
Income before income taxes	2,914	422	8,595	5,502
Income tax provision (Note 12)	855	10	4,036	1,442
Net income	$2,059	$412	$4,559	$4,060

Basic earnings per share (Note 10)
Class A common stock	$0.87	$0.17	$1.90	$1.69
Class B common stock	$1.43	$0.29	$3.13	$2.79
Class C common stock	$3.46	$0.69	$7.60	$6.76

Basic weighted-average shares outstanding (Note 10)
Class A common stock	1,840	1,899	1,852	1,915
Class B common stock	245	245	245	245
Class C common stock	14	18	15	19

Diluted earnings per share (Note 10)
Class A common stock	$0.86	$0.17	$1.90	$1.69
Class B common stock	$1.42	$0.28	$3.13	$2.78
Class C common stock	$3.45	$0.69	$7.59	$6.75

Diluted weighted-average shares outstanding (Note 10)
Class A common stock	2,385	2,386	2,404	2,406
Class B common stock	245	245	245	245
Class C common stock	14	18	15	19

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

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$2,059	$412	$4,559	$4,060
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain (loss)	22	(18)	38	42
Income tax effect	(9)	8	(17)	(15)
Reclassification adjustment for net loss (gain) realized in net income	—	—	1	(3)
Income tax effect	—	—	—	1
Defined benefit pension and other postretirement plans:
Net unrealized actuarial (loss) gain and prior service credit	—	—	(5)	61
Income tax effect	—	—	2	(23)
Amortization of actuarial loss (gain) and prior service credit realized in net income	12	—	33	(5)
Income tax effect	(3)	—	(12)	2
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(20)	(22)	5	(60)
Income tax effect	5	3	9	9
Reclassification adjustment for net loss (gain) realized in net income	11	(22)	31	(107)
Income tax effect	(5)	8	(10)	33
Foreign currency translation adjustments	1,085	(404)	501	(404)
Other comprehensive income (loss), net of tax	1,098	(447)	576	(469)
Comprehensive income (loss)	$3,157	$(35)	$5,135	$3,591

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
	(in millions, except noted otherwise)
Operating Activities
Net income	$4,559	$4,060
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	3,219	2,416
Fair value adjustment for the Visa Europe put option	—	(255)
Share-based compensation (Note 11)	183	152
Excess tax benefit for share-based compensation	—	(51)
Depreciation and amortization of property, equipment, technology and intangible assets	409	361
Deferred income taxes	1,715	(603)
Right to recover for covered losses recorded in equity (Note 3)	(165)	—
Charitable contribution of Visa Inc. shares (Note 9 and Note 12)	192	—
Other	30	43
Change in operating assets and liabilities:
Settlement receivable	42	332
Accounts receivable	(34)	(92)
Client incentives	(3,376)	(2,638)
Other assets	(192)	(552)
Accounts payable	(71)	(35)
Settlement payable	(19)	(368)
Accrued and other liabilities	(65)	398
Accrued litigation (Note 13)	14	(46)
Net cash provided by operating activities	6,441	3,122
Investing Activities
Purchases of property, equipment, technology and intangible assets	(512)	(382)
Investment securities, available-for-sale:
Purchases	(1,877)	(26,883)
Proceeds from maturities and sales	4,296	26,193
Acquisitions, net of $2.8 billion cash received from Visa Europe (Note 2)	(302)	(9,082)
Purchases of / contributions to other investments	(18)	(9)
Proceeds / distributions from other investments	—	4
Net cash provided by (used in) investing activities	1,587	(10,159)
Financing Activities
Repurchase of class A common stock (Note 9)	(5,170)	(5,300)
Treasury stock—class C common stock (Note 9)	—	(170)
Dividends paid (Note 9)	(1,189)	(1,011)
Proceeds from issuance of senior notes (Note 6)	—	15,971
Debt issuance costs (Note 6)	—	(98)
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 13)	—	45
Cash proceeds from issuance of common stock under employee equity plans	128	69
Restricted stock and performance-based shares settled in cash for taxes	(73)	(89)
Excess tax benefit for share-based compensation	—	51
Net cash (used in) provided by financing activities	(6,304)	9,468
Effect of exchange rate changes on cash and cash equivalents	94	(62)
Increase in cash and cash equivalents	1,818	2,369
Cash and cash equivalents at beginning of year	5,619	3,518
Cash and cash equivalents at end of period	$7,437	$5,887
Supplemental Disclosure
Series B and C convertible participating preferred stock issued in Visa Europe acquisition (Note 2)	$—	$5,717
Deferred purchase consideration recorded for Visa Europe acquisition (Note 2)	$—	$1,236
Income taxes paid, net of refunds	$2,239	$2,043
Interest payments on debt (Note 6)	$489	$244
Accruals related to purchases of property, equipment, technology and intangible assets	$35	$29

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. ("Visa" or the "Company") is a global payments technology company that connects consumers, merchants, financial institutions, businesses, strategic partners and governments in more than 200 countries and territories to fast, secure and reliable electronic payments. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. ("Visa U.S.A."), Visa International Service Association ("Visa International"), Visa Worldwide Pte. Limited, Visa Europe Limited ("Visa Europe"), Visa Canada Corporation, Inovant LLC and CyberSource Corporation ("CyberSource"), operate one of the world’s largest retail electronic payments networks — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables the Company to provide its financial institution and merchant clients a wide range of products, platforms and value-added services. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa's financial institution clients.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
The Company recorded excess tax benefits of $59 million in our provision for income taxes rather than as an increase to additional paid-in capital for the nine months ended June 30, 2017 on a prospective basis. Therefore, the prior period presented has not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on our diluted earnings per share for the nine months ended June 30, 2017.

•
The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, and thus, the prior period presented has not been adjusted. This adoption resulted in an increase to both net cash provided by operating activities and net cash used in financing of $59 million for the nine months ended June 30, 2017.

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
In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Final purchase price allocation.
Upon the Closing, total purchase consideration of $18.8 billion was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary valuation. During the nine months ended June 30, 2017, based on additional information that became available, which impacted certain of the assumptions used, the Company finalized the purchase price allocation.
The following table summarizes the final purchase price allocation:

	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
	(in millions)
Current assets(1)	$4,457	$—	$4,457
Non-current assets(2)	258	(46)	212
Current liabilities(3)	(2,731)	(36)	(2,767)
Non-current liabilities(2)	(2,605)	607	(1,998)
Tangible assets and liabilities	(621)	525	(96)
Intangible assets — customer relationships and reacquired rights(2)	16,137	(232)	15,905
Goodwill(4)	3,268	(293)	2,975
Fair value of net assets acquired	$18,784	$—	$18,784

(1)	Current assets are largely comprised of cash and cash equivalents and settlement receivable.

(2)
Intangible assets consist of customer relationships and reacquired rights, which have been valued as a single composite intangible asset as they are inextricably linked. These intangibles are considered indefinite-lived assets as the associated customer relationships have historically not experienced significant attrition, and the reacquired rights are based on the Framework Agreement, which has a perpetual term. Non-current assets and liabilities include deferred tax assets and liabilities that result in net deferred tax liabilities of $1.7 billion based on the final valuation. In February 2017, the Company completed a legal entity reorganization, resulting in the elimination of most of these deferred tax assets and liabilities. See Note 12—Income Taxes.

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
The following table presents unaudited supplemental pro forma information for the three and nine months ended June 30, 2016, as if the acquisition and related issuance of senior notes had occurred on October 1, 2014. The pro forma financial information is not necessarily indicative of the Company's consolidated results of operations that would have been realized had the acquisition been completed on October 1, 2014, nor does it purport to project the future results of operations of the combined company or reflect any reorganizations, or cost or other operating synergies that may occur subsequent to the Closing. The actual results of operations of the combined company may differ significantly from the pro forma results presented here due to many factors.

	Consolidated Actual Results	Unaudited Pro Forma Consolidated Results	Consolidated Actual Results	Unaudited Pro Forma Consolidated Results
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Net operating revenues	$4,565	$3,930	$13,503	$11,829
Net income	$2,059	$1,686	$4,559	$5,141
Diluted earnings per share	$0.86	$0.68	$1.90	$2.07
The unaudited pro forma financial information for the three and nine months ended June 30, 2016 reflects the following material pro forma adjustments:

•	conversion of Visa Europe's historical results of operations from euro to U.S. dollar, and from International Financial Reporting Standards to U.S. GAAP;

•
elimination of transactions between Visa and Visa Europe upon consolidation, primarily related to annual license and various other fees paid by Visa Europe to Visa in accordance with the Framework Agreement;

•
an increase in non-operating expense for the nine months ended June 30, 2016 for additional interest expense and amortization of debt issuance costs resulting from the issuance of the $16.0 billion senior notes;

•	exclusion of a $255 million gain related to the revaluation of the Visa Europe put option from the nine months ended June 30, 2016(1); and

•
exclusion of non-recurring amounts from the three and nine months ended June 30, 2016, which are assumed to have been incurred on October 1, 2014, the date the acquisition is presumed to have occurred for purposes of presenting pro forma results, as follows:

▪	$1.9 billion Visa Europe Framework Agreement loss related to the effective settlement of the Framework Agreement recognized in the three and nine months ended June 30, 2016;

▪	$152 million of acquisition-related costs for the three and nine months ended June 30, 2016;

▪	$145 million of foreign exchange gains related to euros held during the three and nine months ended June 30, 2016; and

▪
$42 million of losses and $74 million of gains for the three and nine months ended June 30, 2016, respectively, related to currency forward contracts entered into to mitigate a portion of the foreign currency exchange rate risk associated with the upfront cash consideration.

(1)
For purposes of preparing this pro forma financial information, the fair value of the Visa Europe put option is presumed to have been reduced to zero prior to October 1, 2014. Therefore, the Company did not include any gains associated with a write-down in the fair value of the Visa Europe put option liability in the unaudited pro forma net income for the nine months ended June 30, 2016.

The pro forma results also reflect the applicable tax impact of the pro forma adjustments. The taxes associated with the adjustments reflect the statutory tax rate in effect during the respective periods.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, the U.S. covered litigation are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets. The balance of the escrow account was $1.0 billion at June 30, 2017 and September 30, 2016. The Company did not make any payments to opt-out merchants from the litigation escrow account during the nine months ended June 30, 2017. See Note 13—Legal Matters.
The accrual related to the covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the covered litigation during the nine months ended June 30, 2017. See Note 13—Legal Matters.
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
During the nine months ended June 30, 2017, the Company recovered $191 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the U.K.&I and Europe preferred stock, from 13.952 at September 30, 2016 to 13.077 and 13.948, respectively, at June 30, 2017.
The following table sets forth the activities related to VE territory covered losses in preferred stock and "right to recover for covered losses" within equity during the nine months ended June 30, 2017. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 13—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	U.K.&I	Europe
	(in millions)
Balance as of September 30, 2016	$2,516	$3,201	$(34)
VE territory covered losses incurred	—	—	(165)
Recovery through conversion rate adjustment	(190)	(1)	191
Balance as of June 30, 2017	$2,326	$3,200	$(8)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders' equity within the Company's unaudited consolidated balance sheet as of June 30, 2017.(1)

	June 30, 2017
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock
	(in millions)
U.K.&I preferred stock	$3,042	$2,326
Europe preferred stock	4,129	3,200
Total	7,171	5,526
Less: Right to recover for covered losses	(8)	(8)
Total recovery for covered losses available	$7,163	$5,518

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the U.K.&I and Europe preferred stock outstanding, respectively, as of June 30, 2017; (b)13.077 and 13.948, the class A common stock conversion rate applicable to the U.K.&I and Europe preferred stock as of June 30, 2017, respectively; and (c) $93.78, Visa's class A common stock closing stock price as of June 30, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$5,860	$4,537
U.S. government-sponsored debt securities			$626	$196
Investment securities, trading:
Equity securities	80	71
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			3,234	4,699
U.S. Treasury securities	1,373	2,178
Equity securities	104	53
Corporate debt securities			80	249
Prepaid and other current assets:
Foreign exchange derivative instruments			43	50
Other assets:
Foreign exchange derivative instruments			—	6
Total	$7,417	$6,839	$3,983	$5,200
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$80	$116
Other liabilities:
Foreign exchange derivative instruments			—	20
Total	$—	$—	$80	$136
There were no transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2017.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairments during the nine months ended June 30, 2017 or 2016. These investments totaled $65 million and $46 million at June 30, 2017 and September 30, 2016, respectively, and are classified in other assets on the consolidated balance sheets.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2017, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2017.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company's unaudited consolidated balance sheet at June 30, 2017. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	June 30, 2017		September 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$1,749	$1,749	$1,746	$1,754
2.20% Senior Notes due December 2020	2,990	3,025	2,988	3,077
2.80% Senior Notes due December 2022	2,239	2,291	2,238	2,359
3.15% Senior Notes due December 2025	3,966	4,061	3,964	4,225
4.15% Senior Notes due December 2035	1,485	1,625	1,485	1,698
4.30% Senior Notes due December 2045	3,462	3,839	3,461	4,045
Total	$15,891	$16,590	$15,882	$17,158
Other financial instruments not measured at fair value. The following financial instruments are not measured at     fair value on the Company's unaudited consolidated balance sheet at June 30, 2017, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, commercial paper, and customer collateral. The estimated fair value of such instruments at June 30, 2017 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments
Available-for-sale investment securities. The Company had $97 million in gross unrealized gains and $4 million in gross unrealized losses at June 30, 2017. There were $55 million gross unrealized gains and no gross unrealized losses at September 30, 2016. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.
Note 5—Intangible Assets and Goodwill
Intangible assets at June 30, 2017 increased from September 30, 2016 primarily due to foreign currency translation, which is recorded as a component of accumulated other comprehensive income in the consolidated balance sheet, as well as the additions described below, partially offset by measurement period adjustments as the Company finalized the Visa Europe purchase price allocation during the nine months ended June 30, 2017. See Note 2—Visa Europe.
Goodwill at June 30, 2017 decreased from September 30, 2016 primarily due to measurement period adjustments as the Company finalized the Visa Europe purchase price allocation during the nine months ended June 30, 2017 (see Note 2—Visa Europe), partially offset by additions described below and foreign currency translation, which is recorded as a component of accumulated other comprehensive income in the consolidated balance sheet.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Debt
The Company had outstanding debt as follows:

	June 30, 2017			September 30, 2016
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the "2017 Notes")	$1,750	$(1)	$1,749	$—	$—	$—	1.37%
Total current maturities of long-term debt	1,750	(1)	1,749	—	—	—

1.20% Senior Notes due December 2017 (the "2017 Notes")	—	—	—	1,750	(4)	1,746	1.37%
2.20% Senior Notes due December 2020 (the "2020 Notes")	3,000	(10)	2,990	3,000	(12)	2,988	2.30%
2.80% Senior Notes due December 2022 (the "2022 Notes")	2,250	(11)	2,239	2,250	(12)	2,238	2.89%
3.15% Senior Notes due December 2025 (the "2025 Notes")	4,000	(34)	3,966	4,000	(36)	3,964	3.26%
4.15% Senior Notes due December 2035 (the "2035 Notes")	1,500	(15)	1,485	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045 (the "2045 Notes")	3,500	(38)	3,462	3,500	(39)	3,461	4.37%
Total long-term debt	14,250	(108)	14,142	16,000	(118)	15,882

Total debt	$16,000	$(109)	$15,891	$16,000	$(118)	$15,882
Senior Notes
Interest expense for the senior notes was $125 million and $376 million for the three and nine months ended June 30, 2017, respectively, as compared to $125 million and $274 million for the same periods in 2016. The Company recognized interest expense as non-operating expense and paid $489 million in interest on the senior notes during the nine months ended June 30, 2017.
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
Note 7—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa Rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The exposure to settlement losses through Visa's settlement indemnification is accounted for as a settlement risk guarantee. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $69.6 billion for the quarter ended June 30, 2017, compared to $67.8 billion for the quarter ended September 30, 2016. Of these amounts, $3.2 billion and $2.9 billion were covered by collateral at June 30, 2017 and September 30, 2016, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintained collateral as follows:

	June 30, 2017	September 30, 2016
	(in millions)
Cash equivalents(1)	$1,443	$1,295
Pledged securities at market value	168	170
Letters of credit	1,488	1,311
Guarantees	1,187	1,418
Total	$4,286	$4,194

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
The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $2 million at June 30, 2017 and September 30, 2016. These amounts are reflected in accrued liabilities on the Company's consolidated balance sheets.
Note 8—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the U.S. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations. The components of net periodic benefit cost presented below include the U.S. pension plans and the non-U.S. plans, which represent Visa Europe funded and unfunded pension plans in fiscal 2017. The amounts and disclosures presented below do not include Visa Europe pension plans in fiscal 2016 as the net periodic pension cost for the period is not material. Disclosures relating to other non-U.S. pension benefit plans are not included as they are immaterial, individually and in aggregate.
In October 2015, the Company amended the U.S. qualified defined benefit pension plan and discontinued employer provided credits after December 31, 2015. Plan participants will continue to earn interest credits on existing balances at December 31, 2015. The Visa Europe pension plans had been closed to new entrants prior to the Visa Europe acquisition.

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017
	(in millions)
Service cost	$—	$—	$—	$—	$2
Interest cost	9	9	—	—	3
Expected return on assets	(17)	(17)	—	—	(4)
Amortization of:
Actuarial loss (gain)	3	2	(1)	(1)	—
Settlement loss	9	—	—	—	—
Total net periodic benefit cost	$4	$(6)	$(1)	$(1)	$1

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016	2017
	(in millions)
Service cost	$—	$13	$—	$—	$5
Interest cost	27	30	—	—	8
Expected return on assets	(52)	(52)	—	—	(12)
Amortization of:
Prior service credit	—	(1)	(1)	(2)	—
Actuarial loss (gain)	11	6	(1)	(1)	1
Curtailment gain	—	(8)	—	—	—
Settlement loss	22	—	—	—	—
Total net periodic benefit cost	$8	$(12)	$(2)	$(3)	$2
Note 9—Stockholders' Equity
As-Converted Class A Common Stock. The number of shares of each series and class and the number of shares of class A common stock on an as-converted basis at June 30, 2017, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
U.K.&I preferred stock	2	13.0770		32
Europe preferred stock	3	13.9480		44
Class A common stock (2)	1,832	—		1,832
Class B common stock	245	1.6483	(3)	405
Class C common stock	13	4.0000		53
Total				2,366

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding exclude repurchases traded but not yet settled on or before June 30, 2017.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
During the nine months ended June 30, 2017, the newly-formed Visa Foundation received all Visa Inc. shares that were previously recorded as treasury stock. See Note 12—Income Taxes.
Reduction in as-converted shares. During the nine months ended June 30, 2017, total as-converted class A common stock was reduced by 62 million shares at an average price of $86.63 per share. Of the 62 million shares, 60 million were repurchased in the open market using $5.2 billion of operating cash on hand. Additionally, the Company recovered $191 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan. The recovery has the same economic effect on earnings per share as repurchasing the Company's class A common stock, because it reduces the U.K.&I and Europe preferred stock conversion rates and consequently the as-converted class A common stock share count. See Note 3—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents share repurchases in the open market.(1)

(in millions, except per share data)	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
Shares repurchased in the open market (2)	18	60
Average repurchase price per share (3)	$93.43	$86.59
Total cost	$1,701	$5,170

(1)
Shares repurchased in the open market reflect repurchases settled during the three and nine months ended June 30, 2017. These amounts include repurchases traded but not yet settled on or before September 30, 2016 for the nine months, or March 31, 2017 for the three months, and exclude repurchases traded but not yet settled on or before June 30, 2017.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
In April 2017, the Company's board of directors authorized an additional $5.0 billion share repurchase program. As of June 30, 2017, the Company's July 2016 and April 2017 share repurchase programs had remaining authorized funds of $5.6 billion for share repurchase. All share repurchase programs authorized prior to July 2016 have been completed.
Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the U.K.&I and Europe preferred stock. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
The following table presents as-converted U.K.&I and Europe preferred stock, after the Company recovered VE territory covered losses through conversion rate adjustments, for the three and nine months ended June 30, 2017. There was no comparable adjustment recorded for Europe Preferred Stock during the three months ended June 30, 2017.

	U.K.&I Preferred Stock		Europe Preferred Stock
(in millions, except per share and conversion rate data)	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2017
Reduction in equivalent number of shares of class A common stock	1	2	—	(1)
Effective price per share (2)	$92.38	$88.70	$85.01
Recovery through conversion rate adjustment	$71	$190	$1

(1)	The reduction in equivalent number of shares of class A common stock was less than one million shares.

(2)
Effective price per share is calculated using the volume-weighted average price of the Company's class A common stock over a pricing period in accordance with the Company's current certificates of designations for its series B and C convertible participating preferred stock.

Dividends. In July 2017, the Company’s board of directors declared a quarterly cash dividend of $0.165 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on September 5, 2017, to all holders of record of the Company's common and preferred stock as of August 18, 2017. The Company declared and paid $394 million and $1.2 billion in dividends to holders of the Company's common stock during the three and nine months ended June 30, 2017, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table presents earnings per share for the three months ended June 30, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,591	1,840	$0.87	$2,059	2,385	(3)	$0.86
Class B common stock	350	245	$1.43	$349	245		$1.42
Class C common stock	47	14	$3.46	$47	14		$3.45
Participating securities(4)	71	Not presented	Not presented	$71	Not presented		Not presented
Net income	$2,059
The following table presents earnings per share for the nine months ended June 30, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,518	1,852	$1.90	$4,559	2,404	(3)	$1.90
Class B common stock	769	245	$3.13	$767	245		$3.13
Class C common stock	114	15	$7.60	$114	15		$7.59
Participating securities(4)	158	Not presented	Not presented	$158	Not presented		Not presented
Net income	$4,559
The following table presents earnings per share for the three months ended June 30, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$329	1,899	$0.17	$412	2,386	(3)	$0.17
Class B common stock	70	245	$0.29	$70	245		$0.28
Class C common stock	12	18	$0.69	$13	18		$0.69
Participating securities(4),(5)	1	Not presented	Not presented	$1	Not presented		Not presented
Net income	$412

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the nine months ended June 30, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,238	1,915	$1.69	$4,060	2,406	(3)	$1.69
Class B common stock	684	245	$2.79	$683	245		$2.78
Class C common stock	129	19	$6.76	$128	19		$6.75
Participating securities(4),(5)	9	Not presented	Not presented	$9	Not presented		Not presented
Net income	$4,060

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three and nine months ended June 30, 2017 and 2016. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 54 million and 60 million for the three and nine months ended June 30, 2017, respectively, and 73 million and 76 million for the three and nine months ended June 30, 2016, respectively. The weighted-average number of shares of preferred stock, included within participating securities, was 33 million and 34 million of as-converted U.K.&I preferred stock for the three and nine months ended June 30, 2017, respectively, and 44 million of as-converted Europe preferred stock for the three and nine months ended June 30, 2017.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 4 million and 5 million common stock equivalents for the three and nine months ended June 30, 2017, respectively, and 5 million common stock equivalents for the three and nine months ended June 30, 2016, because their effect would be dilutive. The computation excludes less than 1 million of common stock equivalents for the three months ended June 30, 2017 and 3 million of common stock equivalents for the nine months ended June 30, 2017, and 1 million and 2 million of common stock equivalents for the three and nine months ended June 30, 2016, respectively, because their effect would have been anti-dilutive.

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

(5)
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

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the nine months ended June 30, 2017:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,671,344	$13.90	$80.82
Restricted stock units ("RSUs")	3,188,209	$81.19
Performance-based shares(1)	634,651	$86.37

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company's performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost of $183 million for the nine months ended June 30, 2017, net of estimated forfeitures, which are adjusted as appropriate.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes
In February 2017, the Company completed a reorganization of Visa Europe and certain other legal entities ("legal entity reorganization" or "reorganization") to align the Company's corporate structure to the geographic jurisdictions in which it conducts business operations. As a result of the reorganization, during the nine months ended June 30, 2017, the Company recorded a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe that were previously recorded as treasury stock.
The effective income tax rates were 29% and 47% for the three and nine months ended June 30, 2017, respectively, and 2% and 26% for the three and nine months ended June 30, 2016, respectively. The effective tax rate for the three and nine months ended June 30, 2017 differs from the effective tax rate in the same periods in the prior fiscal year primarily due to:

•	the aforementioned $1.5 billion non-recurring, non-cash income tax provision related to the legal entity reorganization recorded in the quarter ended March 31, 2017;

•	$71 million tax benefit related to Visa Foundation's receipt of Visa Inc. shares mentioned above, recorded in the quarter ended March 31, 2017;

•
$13 million and $59 million of excess tax benefits related to share-based payments recorded during the three and nine months ended June 30, 2017, respectively, as a result of early adoption of Accounting Standards Update 2016-09. See Note 1—Summary of Significant Accounting Policies; and

•	the absence of:

▪
the effect of one-time items related to the Visa Europe acquisition recorded during the quarter ended June 30, 2016, the most significant of which was the $1.9 billion U.S. loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe; and

▪	the non-taxable $255 million revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015.
During the three and nine months ended June 30, 2017, the Company's gross unrecognized tax benefits increased by $60 million and $116 million, respectively. The Company's unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, increased by $52 million and $149 million for the three and nine months ended June 30, 2017, respectively. The increase in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three and nine months ended June 30, 2017 and 2016, there were no significant changes in interest and penalties related to uncertain tax positions.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to accrued litigation:

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$981	$1,024
Provision for uncovered legal matters	17	1
Accrual of VE territory covered litigation	142	—
Payments on legal matters	(145)	(47)
Balance at June 30	$995	$978
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
The following table summarizes the activity related to U.S. covered litigation:

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$978	$1,023
Payments on U.S. covered litigation	—	(45)
Balance at June 30	$978	$978
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through periodic adjustments to the conversion rates applicable to the U.K.&I preferred stock and Europe preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders' equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 3—U.S. and Europe Retrospective Responsibility Plans.
The following table summarizes the activity related to VE territory covered litigation:

Fiscal 2017
(in millions)
Balance at October 1	$2
Accrual for VE territory covered litigation	142
Payments on VE territory covered litigation	(144)
Balance at June 30	$—
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Individual Merchant Actions. On February 8, 2017, the same day that the putative Damages Class plaintiffs sought leave to file an amended complaint and the putative Injunctive Relief Class plaintiffs filed a new class action complaint, certain other individual merchants filed motions in existing actions in MDL 1720 requesting leave to amend their complaints. Merchants requesting leave to amend assert, among other things, that their proposed complaints add claims for injunctive relief and update claims for damages. Defendants opposed the various merchants’ motions on March 10, 2017. In addition, on February 8 and May 19, 2017, certain individual merchants filed new actions in federal court which were subsequently included in MDL 1720.
A number of individual merchant actions previously filed have been settled and remain settled, but the settlement agreement with Wal-Mart Stores Inc. automatically terminated upon the exhaustion of appeals concerning the reversal of approval of the 2012 Settlement Agreement. The termination results in a decrease of the “settled” percentage of Visa-branded payment card sales volume of merchants who opted out of the 2012 Settlement Agreement. Consequently, as of the filing date, Visa has reached settlement agreements with individual merchants representing approximately 34% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 Settlement Agreement. On June 7, 2017, Wal-Mart filed a motion requesting leave to amend its complaint against Visa in a manner similar to the amendments requested by other merchants.
Unlike the matters above, all of which were filed in federal court or are pending in MDL 1720, one merchant filed a case on February 17, 2017, in Texas state court. The Texas merchant generally pursues claims on allegations similar to those raised in MDL 1720. Based on currently available information, the Company believes this matter may be covered by the U.S. retrospective responsibility plan. In April 2017, the case was removed from Texas state court to the U.S. District Court for the Southern District of Texas, after which the plaintiff filed an amended complaint and a motion seeking to remand the case to state court. Subsequently, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring the case to MDL 1720, which the plaintiff moved to vacate.
Consumer Interchange Litigation
On December 9, 2016, the Second Circuit denied plaintiffs’ petition for rehearing. On March 9, 2017, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court. The Supreme Court denied the petition on April 24, 2017.
VE Territory Covered Litigation
U.K. Merchant Litigation
Since July 2013, in excess of 200 Merchants (the capitalized term "Merchant," when used in this section, means a merchant together with subsidiary/affiliate companies who have issued claims jointly) have commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe, and seek damages for

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleged anti-competitive conduct primarily in relation to U.K. domestic and/or Irish domestic and/or intra-EEA interchange fees for credit and debit cards. As of the date of this report, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by 19 Merchants, leaving more than 175 Merchants with outstanding claims.
The trial in relation to claims filed in 2013 by a number of Merchants began in November 2016. A decision is pending with respect to one remaining Merchant. Of the 19 settling Merchants, 15 were involved in the trial. Four Merchants not involved in the trial then settled after the trial concluded in March 2017.
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
Canadian Competition Proceedings
On March 8, 2017, Visa entered into an agreement in principle with merchant class plaintiffs to settle, on a national basis, the active class actions filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta. The agreement was executed on June 2, 2017 and is subject to final court approval across all of these provinces.
Data Pass Litigation
On December 20, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal as to certain claims against Gamestop Corporation, Webloyalty.com, Inc. and Visa, vacated the dismissal as to certain claims against Webloyalty and Gamestop, and remanded the case to the district court for further proceedings on the remaining claims.
U.S. ATM Access Fee Litigation
On November 17, 2016, the U.S. Supreme Court ordered that the writs of certiorari be dismissed as improvidently granted. On February 13, 2017, plaintiffs in the National ATM Council action filed a renewed application for a preliminary injunction to prohibit Visa and MasterCard from continuing to enforce non-discrimination ATM access fee rules. On May 22, 2017, the district court denied plaintiffs' application.
Federal Trade Commission
Notice Regarding EMV Chip Debit Cards. On November 22, 2016, the FTC's Bureau of Competition informed Visa that the Bureau had closed its investigation.
EMV Chip Liability Shift
On March 10, 2017, the plaintiffs filed a motion for class certification. On May 4, 2017, the district court granted a motion to transfer the action to the U.S. District Court for the Eastern District of New York.
Walmart Acceptance Agreement
On February 27, 2017, the Court granted Walmart’s motion to dismiss Visa’s counterclaim for fraudulent inducement. Walmart’s claims and Visa’s remaining counterclaims remain pending. On April 20, 2017, Walmart moved for summary judgment on its declaratory judgment claim. On June 19, 2017, Visa filed an opposition to Walmart's motion as well as its own motion to dismiss Walmart's claim.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Broadway Grill
On February 21, 2017, Visa filed a motion to stay the litigation pending the outcome of the federal class actions in MDL 1720. On March 20, 2017, the U.S. Court of Appeals for the Ninth Circuit granted Visa permission to appeal the district court’s order remanding the case to California state court. On April 26, 2017, the California state court denied Visa's motion to stay. On May 19, 2017, the Ninth Circuit reversed the order of the district court remanding the case to state court, and remanded for further proceedings. Plaintiff Broadway Grill petitioned for rehearing en banc by the Ninth Circuit and its petition was denied on June 23, 2017.
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
This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” "us," “our” or the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report.
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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the nine months ended June 30, 2017 reflects continued uneven economic growth around the world.
Legal entity reorganization. In February 2017, we completed a reorganization of Visa Europe and certain other legal entities to align our corporate structure to the geographic jurisdictions in which we conduct business operations. As a result of the reorganization, during the nine months ended June 30, 2017, we recorded a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe, which were previously recorded as treasury stock.
Financial highlights. Our financial results for the nine months ended June 30, 2017 and three and nine months ended June 30, 2016 reflect the impact of certain significant items that we believe are not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. There were no comparable adjustments recorded for the three months ended June 30, 2017. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share for these periods are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions, except percentages and per share data)	2017	2016	% Change(1)	2017	2016	% Change(1)
Net income, as reported	$2,059	$412	NM	$4,559	$4,060	12%
Diluted earnings per share, as reported	$0.86	$0.17	NM	$1.90	$1.69	12%
Net income, as adjusted(2)	$2,059	$1,635	26%	$6,195	$4,947	25%
Diluted earnings per share, as adjusted(2)	$0.86	$0.69	26%	$2.58	$2.06	25%
NM — not meaningful

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.
We recorded net operating revenues of $4.6 billion and $13.5 billion for the three and nine months ended June 30, 2017, respectively, an increase of 26% and 25%, respectively, over the prior year comparable periods, reflecting the operating revenues of Visa Europe and continued growth in nominal payments volume, processed transactions and nominal cross-border volume. The effect of exchange rate movements in the three and nine months ended June 30, 2017, as partially mitigated by our hedging program, resulted in approximately negative one-and-a-half and two-and-a-half percentage point impacts to our net operating revenue growth, respectively.
Total operating expenses for the three and nine months ended June 30, 2017 were $1.5 billion and $4.6 billion, respectively, a decrease of 52% and 18%, respectively, over prior year comparable periods. Adjusted operating expenses, which excludes the non-recurring, non-cash operating expenses related to Visa Inc. shares received by the newly-formed Visa Foundation in fiscal 2017 and acquisition-related costs and the Visa Europe Framework Agreement loss in fiscal 2016, were $1.5 billion and $4.4 billion, respectively, an increase of 31% and 24%, respectively, over prior year comparable periods. The increase in both periods was mainly from the inclusion of Visa Europe's operating expenses following the acquisition.
Adjusted financial results. Our financial results for the nine months ended June 30, 2017 and three and nine months ended June 30, 2016 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in these or future periods as they are either non-recurring or have no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented. There were no comparable adjustments recorded for the three months ended June 30, 2017.

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

Adjusted financial results are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the nine months ended June 30, 2017 and three and nine months ended June 30, 2016. There were no comparable adjustments recorded for the three months ended June 30, 2017.

	Nine Months Ended June 30, 2017
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$4,571	66%	$(337)	$4,036	$4,559	$1.90
Elimination of deferred tax balances	—	—%	—	(1,515)	1,515	0.63
Charitable contribution	(192)	1%	—	71	121	0.05
As adjusted	$4,379	68%	$(337)	$2,592	$6,195	$2.58

	Three Months Ended June 30, 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$3,202	12%	$(6)	$10	$412	$0.17
Acquisition-related costs	(152)	4%	—	56	96	0.04
Visa Europe Framework Agreement loss	(1,877)	52%	—	693	1,184	0.50
Net losses on currency forward contracts	—	—%	42	8	34	0.01
Foreign exchange gain on euro deposits	—	—%	(145)	(54)	(91)	(0.04)
As adjusted	$1,173	68%	$(109)	$713	$1,635	$0.69

	Nine Months Ended June 30, 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$5,563	49%	$244	$1,442	$4,060	$1.69
Acquisition-related costs	(152)	1%	—	56	96	0.04
Visa Europe Framework Agreement loss	(1,877)	17%	—	693	1,184	0.49
Net gains on currency forward contracts	—	—%	(74)	(27)	(47)	(0.02)
Foreign exchange gain on euro deposits	—	—%	(145)	(54)	(91)	(0.04)
Revaluation of Visa Europe put option	—	—%	(255)	—	(255)	(0.11)
As adjusted	$3,534	67%	$(230)	$2,110	$4,947	$2.06

(1)	Figures in the table may not recalculate exactly due to rounding. Operating margin, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

(2)	Operating margin is calculated as operating income divided by net operating revenues.
Common stock repurchases. During the three months ended June 30, 2017, we repurchased 18 million shares of our class A common stock in the open market using $1.7 billion of cash on hand. In April 2017, our board of directors authorized an additional $5.0 billion share repurchase program. As of June 30, 2017, we had remaining authorized funds of $5.6 billion for share repurchase. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted double-digit growth in the U.S., driven mainly by consumer credit. Nominal international payments volume growth was positively impacted due to the inclusion of nominal payments volume related to Visa Europe for the three and nine months ended March 31, 2017(1). Growth on a constant-dollar basis, which excludes the impact of exchange rate movements, was not significantly different from growth on a nominal-dollar basis for the three and nine months ended March 31, 2017(1). Growth in processed transactions reflects the inclusion of Visa Europe's processed transactions for the three and nine months ended June 30, 2017.

The following table presents nominal payments volume.(2)

	United States			International			Visa Inc.
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$311	$253	23%	$521	$415	25%	$832	$669	24%
Consumer debit(3)	342	331	3%	363	109	233%	705	440	60%
Commercial(4)	123	109	13%	74	34	117%	197	143	38%
Total nominal payments volume	$776	$694	12%	$958	$558	72%	$1,734	$1,252	38%
Cash volume	133	129	3%	552	412	34%	685	541	27%
Total nominal volume(5)	$909	$823	10%	$1,510	$970	56%	$2,419	$1,793	35%

	United States			International			Visa Inc.
	Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$962	$792	22%	$1,667	$1,277	31%	$2,630	$2,069	27%
Consumer debit(3)	1,012	977	4%	1,154	335	244%	2,167	1,313	65%
Commercial(4)	373	331	12%	228	108	111%	601	440	37%
Total nominal payments volume	$2,348	$2,101	12%	$3,050	$1,721	77%	$5,398	$3,822	41%
Cash volume	402	386	4%	1,766	1,324	33%	2,168	1,710	27%
Total nominal volume(5)	$2,750	$2,486	11%	$4,816	$3,045	58%	$7,565	$5,531	37%
The following table presents nominal and constant payments volume growth.(2)

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended March 31, 2017 vs. 2016(1)		Three Months Ended March 31, 2017 vs. 2016(1)		Nine Months Ended March 31, 2017 vs. 2016(1)		Nine Months Ended March 31, 2017 vs. 2016(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	25%	25%	24%	24%	31%	31%	27%	27%
Consumer debit growth(3)	233%	216%	60%	58%	244%	243%	65%	65%
Commercial growth(4)	117%	107%	38%	36%	111%	106%	37%	36%
Total payments volume growth	72%	69%	38%	38%	77%	77%	41%	41%
Cash volume growth	34%	29%	27%	23%	33%	34%	27%	27%
Total volume growth	56%	52%	35%	33%	58%	59%	37%	37%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2017 and 2016 were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2016(2)	% Change(3)	2017	2016(2)	% Change(3)
	(in millions, except percentages)
Visa processed transactions	28,450	19,778	44%	82,035	57,238	43%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Our operating revenues and related processed transactions, for the three and nine months ended June 30, 2016 do not reflect the financial results of Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. See Note 2—Visa Europe to our unaudited consolidated financial statements.

(3)	Visa processed transactions for the three and nine months ended June 30, 2017 include transactions processed by Visa Europe.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the U.S., internationally and in accordance with the Framework Agreement prior to the Visa Europe acquisition on June 21, 2016. Visa Europe revenue earned for the three and nine months ended June 30, 2017 is included in International.

	Three Months Ended June 30,		2017 vs. 2016		Nine Months Ended June 30,		2017 vs. 2016
	2017	2016(1)	$ Change	% Change(2)	2017	2016(1)	$ Change	% Change(2)
	(in millions, except percentages)
U.S.	$2,143	$1,952	$191	10%	$6,420	$5,817	$603	10%
International	2,422	1,615	807	50%	7,083	4,813	2,270	47%
Revenues earned under the Framework Agreement(3)	—	63	(63)	(100)%	—	191	(191)	(100)%
Net operating revenues	$4,565	$3,630	$935	26%	$13,503	$10,821	$2,682	25%

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

The increase in operating revenues reflects the operating revenues of Visa Europe and continued growth in nominal payments volume, processed transactions and nominal cross-border volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues, international transaction revenues and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and nine months ended June 30, 2017, as partially mitigated by our hedging program, resulted in approximately negative one-and-a-half and two-and-a-half percentage point impacts to our net operating revenue growth, respectively.

The following table sets forth the components of our net operating revenues, including operating revenues earned by Visa Europe for the three and nine months ended June 30, 2017. Other revenues for the three and nine months ended June 30, 2016 also includes revenue earned from Visa Europe in accordance with the Framework Agreement prior to its acquisition on June 21, 2016.

	Three Months Ended June 30,		2017 vs. 2016		Nine Months Ended June 30,		2017 vs. 2016
	2017	2016(1)	$ Change	% Change(2)	2017	2016(1)	$ Change	% Change(2)
	(in millions, except percentages)
Service revenues	$1,948	$1,635	$313	19%	$5,859	$4,979	$880	18%
Data processing revenues	1,984	1,541	443	29%	5,719	4,493	1,226	27%
International transaction revenues	1,571	1,084	487	45%	4,529	3,160	1,369	43%
Other revenues	209	209	—	—%	615	605	10	2%
Client incentives	(1,147)	(839)	(308)	37%	(3,219)	(2,416)	(803)	33%
Net operating revenues	$4,565	$3,630	$935	26%	$13,503	$10,821	$2,682	25%

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

•
Service revenues, which include revenues earned by Visa Europe in the three and nine months ended June 30, 2017, increased primarily due to 38% and 41% growth in nominal payments volume during the three and nine month comparable periods, respectively. The growth in service revenues was slower than the growth in payments volume during the three and nine months ended June 30, 2017, reflecting the inclusion of Visa Europe revenue and the resulting impact on our service revenue yield.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 44% and 43% during the three and nine month comparable periods, respectively, which includes data processing revenues earned by Visa Europe in the three and nine months ended June 30, 2017, and the resulting impact on our data processing revenue yield.

•
International transaction revenues increased primarily due to nominal cross-border volume growth of 142% and 136% during the three and nine month comparable periods, respectively, which includes revenues earned by Visa Europe in fiscal year 2017, and the resulting impact on our corresponding yield. International transaction revenue growth also reflects partially offsetting decreases due to lower volatility in a broad range of currencies.

•
Client incentives increased during the three and nine month comparable periods mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the third quarter of fiscal 2016, Visa Europe's incentives for the three and nine months ended June 30, 2017, and overall growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended June 30,		2017 vs. 2016		Nine Months Ended June 30,		2017 vs. 2016
	2017	2016(1)	$ Change	% Change(2)	2017	2016(1)	$ Change	% Change(2)
	(in millions, except percentages)
Personnel	$698	$509	$189	37%	$1,973	$1,536	$437	28%
Marketing	221	189	32	17%	632	569	63	11%
Network and processing	158	123	35	29%	453	377	76	20%
Professional fees	102	138	(36)	(26)%	265	276	(11)	(4)%
Depreciation and amortization	132	120	12	9%	409	361	48	13%
General and administrative	230	246	(16)	(7)%	822	566	256	45%
Litigation provision	—	—	—	NM	17	1	16	NM
Visa Europe Framework Agreement loss	—	1,877	(1,877)	(100)%	—	1,877	(1,877)	(100)%
Total operating expenses	$1,541	$3,202	$(1,661)	(52)%	$4,571	$5,563	$(992)	(18)%
NM — not meaningful

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
Our overall operating expenses decreased primarily due to the $1.9 billion Visa Europe Framework Agreement loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe recorded during the quarter ended June 30, 2016, partially offset by the inclusion of Visa Europe expenses for the first three quarters of fiscal 2017. Additional factors impacting our operating expenses for the three and nine months ended June 30, 2017 are discussed below.

•	Personnel expenses increased driven by higher incentive compensation, combined with continued increase in headcount reflecting our strategy to invest for future growth.

•	Professional fees decreased primarily due to the absence of one-time costs incurred in the prior year in connection with our acquisition of Visa Europe in 2016.

•
General and administrative expenses in the three and nine months ended June 30, 2017 reflect the absence of one-time costs incurred in the prior year related to our acquisition of Visa Europe, partially offset by increased expenses to provide product benefits to our account holders as a result of business growth. General and administrative expenses in the nine months ended June 30, 2017 also reflects $192 million of expense related to the Visa Inc. shares held by Visa Europe that were received by the newly-formed Visa Foundation.

Non-operating (Expense) Income
The following table sets forth components of our non-operating (expense) income.

	Three Months Ended June 30,		2017 vs. 2016		Nine Months Ended June 30,		2017 vs. 2016
	2017	2016(1)	$ Change	% Change(2)	2017	2016(1)	$ Change	% Change(2)
	(in millions, except percentages)
Interest expense	$(140)	$(131)	$(9)	7%	$(415)	$(292)	$(123)	42%
Other	30	125	(95)	(76)%	78	536	(458)	(85)%
Non-operating (expense) income	$(110)	$(6)	$(104)	NM	$(337)	$244	$(581)	NM
NM — not meaningful

(1)
Our non-operating expenses for the three and nine months ended June 30, 2016 do not reflect the expenses incurred by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. See Note 2—Visa Europe to our unaudited consolidated financial statements.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Interest expense increased in the nine months ended June 30, 2017 primarily due to the issuance of $16.0 billion fixed-rate senior notes in December 2015. See Note 6—Debt to our unaudited consolidated financial statements.

•	Other non-operating income decreased in the three and nine months ended June 30, 2017 due to the absence of one-time activity in the prior year related to the acquisition of Visa Europe, as follows:

▪
A foreign exchange gain of $145 million on euro deposits recorded in the three months ended June 30, 2016 as a result of holding euro-denominated bank balances for a short period in advance of the Closing;

▪
Non-cash adjustment to decrease the fair value of the Visa Europe put option of $255 million during the first quarter of fiscal 2016, which is not subject to tax, reducing the fair value of the liability to zero; and

▪
Net losses of $42 million and net gains of $74 million during the three and nine months ended June 30, 2016, respectively, related to currency forward contracts entered into to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid.

Effective Income Tax Rate
In February 2017, to align our corporate structure to the geographic jurisdictions in which we conduct business operations, we completed a reorganization of Visa Europe and certain other legal entities. As a result of the reorganization, during the nine months ended June 30, 2017, we recorded a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe that were previously recorded as treasury stock.
The effective income tax rates were 29% and 47% for the three and nine months ended June 30, 2017, respectively, and 2% and 26% for the three and nine months ended June 30, 2016, respectively. The effective tax rate for the three and nine months ended June 30, 2017 differs from the effective tax rate in the same periods in the prior fiscal year primarily due to:

•	the aforementioned $1.5 billion non-recurring, non-cash income tax provision related to the legal entity reorganization recorded in the quarter ended March 31, 2017;

•	$71 million tax benefit related to Visa Foundation's receipt of Visa Inc. shares mentioned above, recorded in the quarter ended March 31, 2017;

•
$13 million and $59 million of excess tax benefits related to share-based payments recorded during the three and nine months ended June 30, 2017, respectively, as a result of early adoption of Accounting Standards Update 2016-09. See Note 1—Summary of Significant Accounting Policies; and

•	the absence of:

▪
the effect of one-time items related to the Visa Europe acquisition recorded during the quarter ended June 30, 2016, the most significant of which was the $1.9 billion U.S. loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe; and

▪	the non-taxable $255 million revaluation of the Visa Europe put option recorded in the quarter ended December 31, 2015.
During the three and nine months ended June 30, 2017, our gross unrecognized tax benefits increased by $60 million and $116 million, respectively. Our unrecognized tax benefits that would favorably impact the effective tax rate, if recognized, increased by $52 million and $149 million for the three and nine months ended June 30, 2017, respectively. The increase in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions.
Adjusted effective income tax rate. Our financial results for the nine months ended June 30, 2017 and three and nine months ended June 30, 2016 reflect the impact of certain significant items that we believe are not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we have presented our adjusted effective income tax rate for these periods in the tables below, which we believe provides a clearer understanding of our operating performance for the reported periods. There were no comparable adjustments recorded for the three months ended June 30, 2017. See Overview—Adjusted financial results within this Management's Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the tables below.

	Three Months Ended June 30, 2017			Nine Months Ended June 30, 2017
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$2,914	$855	29.3%	$8,595	$4,036	47.0%
Elimination of deferred tax balances	—	—		—	(1,515)
Charitable contribution	—	—		192	71
As adjusted	$2,914	$855	29.3%	$8,787	$2,592	29.5%

	Three Months Ended June 30, 2016			Nine Months Ended June 30, 2016
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$422	$10	2.3%	$5,502	$1,442	26.2%
Acquisition-related costs	152	56		152	56
Visa Europe Framework Agreement loss	1,877	693		1,877	693
Net losses (gains) on currency forward contracts	42	8		(74)	(27)
Foreign exchange gain on euro deposits	(145)	(54)		(145)	(54)
Revaluation of Visa Europe put option	—	—		(255)	—
As adjusted	$2,348	$713	30.4%	$7,057	$2,110	29.9%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate is calculated based on unrounded numbers.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2017	2016
	(in millions)
Total cash provided by (used in):
Operating activities	$6,441	$3,122
Investing activities	1,587	(10,159)
Financing activities	(6,304)	9,468
Effect of exchange rate changes on cash and cash equivalents	94	(62)
Increase in cash and cash equivalents	$1,818	$2,369
Operating activities. Cash provided by operating activities for the nine months ended June 30, 2017 was higher than the prior year comparable period, reflecting continued growth in our underlying business, including Visa Europe. The prior year period reflected a $1.9 billion loss recognized upon consummation of the Visa Europe acquisition resulting from the effective settlement of the Framework Agreement between us and Visa Europe. See Note 2—Visa Europe to our unaudited consolidated financial statements.
Investing activities. Cash provided by investing activities increased compared to the prior year comparable period due to the up-front cash consideration paid in the Visa Europe acquisition, offset by $2.8 billion of cash held by Visa Europe at the Closing in the prior year. See Note 2—Visa Europe to our unaudited consolidated financial statements.
Financing activities. Financing activities for the nine months ended June 30, 2017 reflect $5.2 billion used to repurchase class A common stock in the open market and $1.2 billion of dividend payments. Activity in the prior year comparable period primarily reflected $15.9 billion net aggregate proceeds received from our debt issuance completed in December 2015, $5.3 billion of cash used to repurchase class A common stock in the open market and $1.0 billion of dividend payments. See Note 6—Debt and Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries, primarily attributable to undistributed earnings, totaled $6.9 billion at June 30, 2017. In fiscal 2017, following our legal entity reorganization in the second quarter of fiscal 2017, we returned net $4.0 billion of cash held by our foreign subsidiaries to the U.S. This transaction did not constitute a return of undistributed earnings and was not subject to U.S. income taxes. If it were necessary to repatriate these undistributed earnings of our foreign subsidiaries for use in the U.S., we would be required to pay U.S. income taxes on most of this amount. The amount of income taxes that would have resulted had these undistributed earnings been repatriated is not practicably determinable. It is our intent to indefinitely reinvest the majority of these undistributed earnings outside of the U.S. As such, we have not accrued any U.S. income tax provision in our financial results related to the majority of these earnings.
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
Senior Notes. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Our first principal payment of $1.8 billion is due on December 14, 2017. However, we intend to refinance this current portion of debt prior to its maturity, market conditions permitting. Interest payments of $489 million were made in fiscal 2017. See Note 6—Debt to our unaudited consolidated financial statements.
Common stock repurchases. During the nine months ended June 30, 2017, we repurchased 60 million shares of our class A common stock using $5.2 billion of cash on hand. In April 2017, our board of directors authorized an additional $5.0 billion share repurchase program. As of June 30, 2017, we had remaining authorized funds of $5.6 billion for share repurchase. All share repurchase programs authorized prior to July 2016 have been completed. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2017, we declared and paid $1.2 billion in dividends to holders of our common stock. In July 2017, our board of directors declared a cash dividend in the amount of $0.165 per share of class A common stock (determined in the case of class B and C common stock and U.K.&I and Europe preferred stock on an as-converted basis), which will be paid on September 5, 2017, to all holders of record of our common and preferred stock as of August 18, 2017. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Acquisitions. In February 2017, we acquired a business using $302 million of cash on hand, primarily reflecting total purchase price less cash received. The acquisition will help Visa’s clients and merchant partners accelerate digital commerce. See Note 5—Intangible Assets and Goodwill to our unaudited consolidated financial statements.
Fair Value Measurements—Financial Instruments
As of June 30, 2017, our financial instruments measured at fair value on a recurring basis included $11.4 billion of assets and $80 million of liabilities. See Note 4—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the nine months ended June 30, 2017, compared to September 30, 2016.

ITEM 4.	Controls and Procedures
Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of Visa Inc. at the end of the period covered by this report and, based on such evaluation, have concluded that the disclosure controls and procedures of Visa Inc. were effective at the reasonable assurance level as of such date.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the Company’s purchases of common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2),(3)
April 1-30, 2017	1,049,490	$91.61	1,045,017	$7,100,843,618
May 1-31, 2017	8,326,835	$92.94	8,279,983	$6,331,092,892
June 1-30, 2017	8,463,029	$94.94	8,450,895	$5,528,577,235
Total	17,839,354	$93.81	17,775,895

(1)
Includes 63,459 shares of class A common stock withheld at an average price of $92.43 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

VISA INC.

Date:	July 20, 2017	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 20, 2017	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	July 20, 2017	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.