Form 10-K
period 2017-09-30
VISA INC.
filed 2017-11-17
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $164.1 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 10, 2017, there were 1,813,463,251 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 12,665,935 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2017.

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

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies and growth of our business; integration of Visa Europe, including the migration of European activity to VisaNet and anticipated benefits for our European clients; anticipated expansion of our products in certain countries; industry developments; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as "believes," "estimates," "expects," "intends," "may," "projects," “could," "should," "will," "continue" and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1—Business, Item 1A—Risk Factors, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business

OVERVIEW
Visa is a global payments technology company that enables fast, secure and reliable electronic payments across more than 200 countries and territories. We facilitate global commerce through the transfer of value and information among a global network of consumers, merchants, financial institutions, businesses, strategic partners, and government entities. Our advanced transaction processing network, VisaNet, enables authorization, clearing, and settlement of payment transactions and allows us to provide our financial institution and merchant clients with a wide range of products, platforms, and value-added services.
Our mission is to connect the world through the most innovative, reliable, and secure payment network – enabling individuals, businesses, and economies to thrive. To deliver on this mission, we are focused on seven strategic pillars:

Our focus, expertise, and assets have enabled Visa to become one of the world’s largest retail electronic payments networks based on payments volume and number of transactions.
Visa Network
Visa connects millions of consumers and businesses every day through the power of our network.

(1)	As of September 30, 2017

(2)	As of June 30, 2017

(3)	Transacted on our payment products for the 12 months ended June 30, 2017

Visa operates in a four party model, which includes card issuing financial institutions, acquirers, and merchants. We are not a bank and do not issue cards, extend credit, or set rates and fees for account holders on Visa products. Generally, our financial institution clients are responsible for managing account holder and merchant relationships.
Visa does not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa products. Interchange reimbursement fees represent a transfer of value between the financial institutions participating in our open-loop payments network. We administer the collection and remittance of interchange reimbursement fees through the settlement process, but we generally do not receive any revenue related to interchange reimbursement fees. In addition, we do not receive as revenue the fees that merchants are charged directly for acceptance by their acquirers.

Visa Brand
The Visa brand is one of the world's most recognized, trusted, and valuable brands. Anchored on the notion that Visa is "everywhere you want to be," the brand stands for acceptance, security, convenience, speed, and reliability. In recognition of its strength among clients and consumers, the Visa brand is ranked highly in a number of widely recognized brand studies, including BrandZ Top 100 Most Valuable Global Brands Study, Forbes World’s Most Valuable Brands, Interbrand's Best Global Brands, and YouGov Brand Index. Our brand strength helps us to deliver added value to financial institutions, merchants, and other clients through compelling brand expressions, expanded products and services, and innovative marketing efforts.

Payment Security
Visa has focused its investments, partnerships, and expertise to enhance the security of our network, and to enable consumers and businesses to pay and be paid with confidence. As payments methods evolve, we are focused on four primary areas:

•	Protecting payment data with a payments architecture that complies with industry standards;

•	Rendering the use of sensitive payment data useless by deploying technologies such as the EMV chip and tokenization;

•	Using predictive analytics, intelligence, and insights to identify and prevent fraud before it happens; and

•	Empowering consumers to actively protect their own financial information and transactions.

Fiscal 2017 Key Statistics (including Visa Europe)(1)

(1)	Figures and period-over-period percentages reflect the inclusion of Visa Europe for the full year of fiscal 2017. We acquired Visa Europe on June 21, 2016.

(2)	Please see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of our adjusted financial results.

(3)	For the 12 months ended June 30, 2017, upon which fiscal 2017 service revenues are based.

KEY INITIATIVES
Visa Europe Integration
In fiscal 2017, we made significant progress on integrating Visa Europe into the broader Visa group following our completion of the acquisition in June 2016. We streamlined and integrated our European functions with the global Visa organization and bolstered the European leadership team. We invested in launching a suite of digital products, including Visa Checkout and Visa Commerce Network, and entered into new strategic partnerships, including Klarna and Paypal, to spur innovation and drive usage and acceptance. We made significant progress in our multi-year effort to harmonize our respective technology systems and prepare for European client migrations onto VisaNet beginning in fiscal 2018. Along with our new innovation center in London, we believe these efforts will help bring more enhanced capabilities as well as provide greater scale and additional levels of cybersecurity for our European clients. In addition, we made significant progress in entering into new commercial agreements with our European clients to transition the business from the prior association business model to a for-profit model. These new commercial arrangements have led to an increase in client incentives as we have replaced the rebates in effect under the prior model.
Technology Transformation
Visa is primarily a technology company. In fiscal 2015, we embarked on a multi-year journey to transform our use of technology. We have increased our technology employee footprint by more than 2,000 globally over the past three years, including nearly 1,000 new college graduates, replacing a significant percentage of our contractor and vendor spend. We are making steady progress on our technology strategic roadmap, resulting in enhanced services in the payments ecosystem and positive impacts to our infrastructure. Since the launch of Visa’s Developer Platform (VDP) in fiscal 2016, we have made our application program interfaces (APIs) available to our developers, clients, and partners. VDP offers them access to Visa technology, services, and tools, and provides safe testing environments for the development of new digital payments and commerce solutions. We added new services to enable clients to develop support for tokenized transactions and create new and innovative solutions in mobile, ecommerce, and digital face-to-face transactions.

Cybersecurity remains a top focus, and in fiscal 2016 we launched our Threat Intelligence Fusion Platform, a cyber command and control center that provides integrated cybersecurity operations to further protect our data and assets. In fiscal 2017, we continued to embed security earlier in the software development lifecycle to further strengthen our security posture. New open technologies have been added systematically to our infrastructure and platform components. We continue to bolster the resiliency of our infrastructure and application services to provide high availability of our client services.
How We Work with Partners – Innovation Centers, Visa Developer Program, Certifications, and Startups
To drive new solutions in the payments space and accelerate the proliferation of safe and fast digital payments, we opened a new innovation center in London in fiscal 2017. Our innovation centers foster collaboration with our financial institution clients, merchants, partners, and developers across the regions to spur the creation of the next generation of payments and commerce applications and solutions. By providing access to Visa capabilities through an open network of APIs, the Visa Developer Platform allows global partners to transform ideas into new digital commerce experiences. Visa’s Everywhere Initiative is an innovation program in over 40 countries designed to generate and harness ideas within the start-up community to solve business problems, influence Visa's product development, and support Visa's clients. Visa makes minority investments in companies around the world that we believe will further our vision and strategic objectives, support deeper engagement with key partners, and expand access to payment solutions worldwide. In addition, through the Visa Ready certification program, we provide the structure that allows partners to introduce devices, software, and solutions that can securely initiate or accept Visa payments.

PRODUCTS & SERVICES
Core Products
Debit: Debit cards are issued by financial institutions to allow consumers and small businesses to purchase goods and services using funds held in their demand deposit accounts. Debit cards enable cardholders to transact – in person, online, or via mobile – without needing cash or checks and without accessing a line of credit. Visa provides a strong brand; the network infrastructure and processing; acceptance; product features and support; risk tools and services; and industry expertise to help issuers optimize their debit offerings.
Credit: Credit cards are issued by financial institutions to allow consumers and businesses to access credit to pay for goods and services. Visa does not extend credit; however, we provide combinations of card benefits, including technology, authorization, fraud tools, and brand support that financial institutions use to support and enable their credit products. We also partner with our clients on product design, consumer segmentation, and consumer experience design to help financial institutions better deliver products and services that match their consumers’ needs.
Prepaid: Prepaid products draw from a designated balance funded by individuals, corporations, or governments. Prepaid cards address many consumer-use cases and needs including, general purpose reloadable, payroll, government and corporate disbursements, healthcare, gift, and travel. Prepaid cards also play an important part in financial inclusion, bringing payment solutions to those with limited or no access to traditional banking products.

General Purpose

Visa Prepaid
4000 1234 5678 9010
12/20
DEBIT
A. MILLER
VISA

- Accepted virtually everywhere Visa debit cards are accepted
- Behaves very similarly to a debit card in use and consumer value
- Provides access to the broader electronic financial system
- Used by both under-served as well as people seeking products to help with budgeting
- Used as gift cards

Payroll

Visa Payroll
4000 1234 5678 9010
12/20
DEBIT
A. MILLER
VISA

- Alternative to receiving paper paychecks
- Provides access to the broader electronic financial system
- Reduces the need for check cashing services

Government

Visa Government
4000 1234 5678 9010
12/20
DEBIT
A. MILLER
VISA

- Provides recipients of government benefits with an efficient way to receive and use their funds
- Unemployment insurance and child care are common uses for government prepaid products

Healthcare

Health Savings Account
4000 1234 5678 9010
12/20
DEBIT
A. MILLER
VISA

- Mainly focused on tax-advantaged health benefit accounts: Health Savings Accounts and Healthcare Flexible Spending Accounts
- Provides easy access to funds for consumers to pay for out of pocket expenses, co-pays, and deductibles
- Allows control of spend by merchant category, helping ensure that funds are used for permitted healthcare expenses

Commercial: We offer a portfolio of commercial payment solutions including corporate (travel) cards, purchasing cards, virtual accounts, and disbursement accounts covering all major industry segments. The commercial category is a portfolio of solutions designed to bring efficiency, controls, and automation to commercial and government payment processes ranging from employee travel to fully integrated, invoice-based payables. Beyond payment processing, we provide comprehensive data management solutions, consulting and analytics support, and integration capabilities. We support financial institutions, partners in the accounts payable space, and technology companies as they build and expand their commercial payment platforms.
Global ATM: The Visa/PLUS Global ATM network provides account holders with convenient cash access in more than 200 countries and territories worldwide through issuing and acquiring partnerships with both financial institutions and independent ATM operators.
Processing Infrastructure
VisaNet authorizes, clears, and settles transactions processed by Visa, excluding transactions within Europe, which are routed through different software and hardware platforms in the United Kingdom (UK) to perform authorization, clearing, and settlement in Europe. VisaNet consists of multiple synchronized processing centers that are linked by a global telecommunications network and engineered for minimal downtime and uninterrupted connectivity. We are in the process of integrating Visa Europe's processing systems with VisaNet. Until that process is completed, we will continue to maintain the current authorization, clearing, and settlement systems in Europe while ensuring interoperability between such systems and VisaNet.
VisaNet provides secure and reliable payments around the world and is capable of handling more than 65,000 transaction messages a second. VisaNet is built on a centralized architecture, which allows us to analyze each authorization we process in real time and provide value-added processing services such as risk scoring and tokenization. It provides the infrastructure for delivering innovation and other payment system enhancements for domestic payment systems and cross-border international transactions globally. In fiscal 2017, Visa processed over 111.2 billion payment and cash disbursement authorization transactions globally.
A typical Visa transaction begins when an account holder presents his or her Visa product to a merchant as payment for goods or services. The transaction is then sent to the merchant's acquirer and routed to an issuer for an authorization decision. The transaction is either approved or declined and routed back to the acquirer and merchant usually in a matter of seconds.

Transaction Processing Services
Our core transaction processing services involve the routing of payment information and related data to facilitate the authorization, clearing, and settlement of transactions between our issuers and acquirers. Our processing services also address the varied needs of other participants in the evolving payments ecosystem, through such offerings as our merchant gateway and Visa Debit Processing Services (DPS) for issuer processing. Merchant gateway services, provided through CyberSource, enable merchants to accept, process, and reconcile payments, manage fraud and safeguard payment security online and at the physical point of sale. CyberSource additionally enables acquirers and other partners to offer these services to their merchants. Visa DPS provides comprehensive issuer processing services for participating issuers of Visa debit, prepaid, and ATM products. Value-added offerings by Visa DPS to issuer clients include: fraud and risk services, data analytics, marketing campaign management, mobile and digital solutions, back office tools and services, card fulfillment and management, network gateway services, call centers, and web hosting solutions. These and other services support our issuers and acquirers and their use of our products, and promote the growth and security of our payments network.
Digital Products
Visa Checkout: Visa Checkout offers consumers an expedited and secure payment experience for online and mobile transactions wherever Visa Checkout is offered. Visa Checkout helps merchants attain higher rates of completed purchases from their consumers, a particularly important feature as digital commerce shifts from desktop devices to mobile devices, where shoppers have been less likely to complete purchases from their shopping carts. At the end of fiscal 2017, Visa Checkout had over 25 million consumer accounts in 26 countries, seven languages and over 1,600 financial institution partners participating, amounting to $3.8 billion in transaction dollars. More than 350,000 merchants, including some of the largest global retailers, accept Visa Checkout. In fiscal 2017, our product enhancement focus was making Visa Checkout more convenient for consumers to sign in and sign up by enabling biometric sign in. We also successfully piloted a stay-signed-in feature that verifies account holders on their device, allowing a consumer to checkout in as little as two clicks.
Visa Direct: Visa Direct is Visa’s real-time “push” payments platform that allows businesses, governments, and consumers to use the Visa network to transfer funds from an originating account to another via a debit, prepaid, or credit card number. This platform enables faster payments solutions for a range of new use cases, including person-to-person (P2P), disbursements, bill pay, and micro merchant payments. At the end of fiscal 2017, there were over 1 billion Visa debit, prepaid, and credit cards enabled for real-time receipt of funds, providing global scale and reach for partners. Issuers, acquirers, processors, and merchants are able to leverage our existing network connections to build new services, capabilities, and solutions. We have partnered with Adyen, Braintree, Hyperwallet, Ingo Money, OnDeck, PayPal, Stripe and Vantiv to incorporate Visa Direct into their payment solutions. Additionally, in emerging markets, push payments enable mobile applications to allow consumers to use their mobile device to “push” money to a business account via a QR code for payment of goods and services. Visa’s scan-and-pay functionality enables low-cost, low-barrier alternatives for promoting digital payment acceptance for small merchants. Visa has successfully launched merchant-presented QR technology that utilizes Visa Direct in India, Kenya, and Nigeria, and is continuing to work on developing common standards for QR code payments to ensure global interoperability, which is key to the growth of the push payments ecosystem. Work is currently underway to launch QR technology with Visa Direct in 12 additional markets over the next year.
Visa Token Service: The Visa Token Service replaces the card account numbers from the transaction with a token. Tokenization helps to protect consumer financial information and lessen the risk of stolen card credentials, particularly when information regarding a financial instrument is stored on a device, such as a mobile phone or wearable, or is stored on file at an ecommerce merchant. In fiscal 2017, we expanded Visa Token Service to 29 markets and are actively engaged in tokenizing accounts. We also enabled wearables providers FitBit and Garmin to embed Visa tokens in their devices. Finally, we announced a new program to drive acceleration into Internet-of-Things (IoT) payments. Visa Ready for IoT allows certified third-party service providers such as Gemalto, Giesecke & Devrient, FitPay, Infosys, PriNum, and Inside Secure to connect directly to our token service and become Token Service Providers (TSPs). These TSPs will be able to provide a range of services to support Visa tokens for issuers and token requestors, including new account provisioning and life cycle management. By expanding access to the Visa Token Service to new partners, we expect Visa issuers and other partners to be able to more quickly and easily offer secure digital payment services across a wide range of solutions.

Merchant Products
Visa has a suite of products and services to help merchants reduce their payment fraud and improve their customer engagement. Visa Advertising Solutions, Visa Commerce Network, and CyberSource’s product offerings are examples of Visa’s continued investment to deliver industry-leading products and capabilities to our merchant partners.
Visa Advertising Solutions is a service that allows merchants to better target and track the efficacy of their digital campaigns. Visa partners with strategic advertising technology companies to help deliver targeting and measurement capabilities using aggregated and de-identified spend insights. Visa Commerce Network uses Visa’s global payments network to enable merchants to promote relevant offers to acquire new customers, drive loyalty, and increase sales. For example, Uber and Visa Commerce Network have partnered to introduce Visa Local Offers, a card-linked offer program that rewards enrolled U.S. Visa account holders for shopping at thousands of featured merchants in the United States. Uber credits are awarded to the riders’ Uber accounts automatically on qualifying purchases – eliminating the need for coupons or promo codes.
The CyberSource platform enables merchants to manage online, mobile, and in-person payments. CyberSource offers solution packages tailored for merchants, acquirers, and technology partners. CyberSource offers a secure, integrated commerce solution that gives businesses the flexibility to select the ecommerce or point-of-sale platform, financial partner, and hardware of their choice. CyberSource enables businesses to accept payments from over 200 countries and territories across the world through its acquirer and processor connections and its Token Management Service provides a 360 degree view of customer purchases across all sales channels. The CyberSource Decision Manager fraud management service helps businesses minimize fraud losses, maximize revenue, and control costs. The solution combines advanced machine learning methods, a flexible rules engine, and insights derived from billions of CyberSource and Visa transactions. CyberSource's small business solutions are represented by the Authorize.Net brand in North America and the United Kingdom. CyberSource and Authorize.Net capabilities are offered through Visa and our partners.
Risk Products & Payment Security Initiatives
We continue to develop our suite of risk products and services to help clients minimize risk and enable secure commerce. Visa Risk Manager is a decision-making solution that helps issuers improve loss prevention and profitability through enhanced risk evaluation capabilities. Products like Visa Advanced Authorization evaluate the risk associated with every participating VisaNet transaction. In addition to reducing fraud, clients can increase approval rates by utilizing Visa's risk products that provide more insightful, real-time information and accept transactions that were once deemed too risky. For example, Mobile Location Confirmation, a service that enhances Visa Advanced Authorization by adding geolocation intelligence in real time, informs issuers if their participating account holder’s mobile phone is near a purchase location. This new data improves the issuer’s ability to make more informed decisions. Another tool that issuers can utilize across their entire card portfolio is Transaction Controls, which allows account holders to place restrictions on their enrolled cards that define when, where, and how those cards can be used to better manage account spending and security.
We have also extended our fraud prediction capabilities to merchants via Visa Transaction Advisor, which provides real-time analytics and identifies suspicious transactions that require additional verification before the transaction is processed. Visa's use of 3-D Secure technology is designed to make digital transactions safer by using risk-based authorization in real-time. Additionally, in fiscal 2017, Visa acquired CardinalCommerce, an industry leader in digital payment authentication. The acquisition enables Visa to help reduce fraud and support digital commerce.
Beyond our risk products and services, we continue to work with the Payment Card Industry Security Standards Council, EMVCo, and other industry standards organizations to develop and support standards for payment data security, EMV chip payment technology, tokenization, and 3-D Secure 2.0. We also partner with clients, merchants, governments, and law enforcement agencies to help identify fraud and share information about security best practices, threat intelligence, and legal and regulatory developments.
OTHER BUSINESS DEVELOPMENTS
Visa Foundation. In fiscal 2017, we established the Visa Foundation, a nonprofit public benefit corporation, aimed at enabling economic opportunity for the underserved, with a particular focus on helping low-income micro and small enterprises thrive. In February 2017, the foundation was funded with a contribution of 2.2 million shares of Visa class A common stock to advance these goals.

Capital Structure. In September 2017, we issued $2.5 billion of senior notes with maturities ranging between 5 and 30 years. Subsequent to our fiscal year-end, in October 2017, we used the majority of the proceeds from this new debt to redeem the $1.75 billion of senior notes scheduled to mature in December 2017.
INTELLECTUAL PROPERTY
We own and manage the Visa brand, which stands for acceptance, security, convenience, speed, and reliability. Our portfolio of trademarks, in particular our family of Visa marks, our PLUS mark, and our Dove design mark, are important to our business. We give our clients access to these assets through agreements with our issuers and acquirers, which authorize the use of our trademarks in connection with their participation in our payments network. We also own a number of patents, patent applications, and other intellectual property relating to payment solutions, transaction processing, security systems, and other matters. We rely on a combination of patent, trademark, copyright, and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.

NET OPERATING REVENUES
Our gross revenues are principally comprised of service revenues, data processing revenues, international transaction revenues, and other revenues. Net operating revenues are gross revenues reduced by costs incurred under client incentive arrangements. We have one reportable segment, Payment Services.
Revenue Details

COMPETITION
The global payments industry continues to undergo dynamic change. Existing and emerging competitors compete with Visa's network and payment solutions for consumers and for participation by financial institutions and merchants. Technology and innovation are shifting consumer habits and driving growth opportunities in ecommerce, mobile payments, block chain technology, and digital currencies. These advances are enabling new entrants, many of which depart from traditional network payment models. In certain countries, the evolving regulatory landscape is changing how we compete, creating local networks, or enabling processing competition.
We compete against all forms of payment. This includes paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:
Global or Multi-Regional Networks, which typically offer a range of branded, general purpose card payment products that can be used at millions of merchant locations around the world. Examples include MasterCard, American Express, Discover, JCB, and UnionPay. These competitors may be more concentrated in specific geographic regions, such as JCB in Japan and Discover in the United States, or have a leading position in certain countries. For example, UnionPay operates the sole domestic acceptance mark in China and is expanding into other global markets. See Item 1A—Risk Factors—Regulatory Risks—Government-imposed restrictions on payment systems may prevent us from competing against providers in certain countries, including significant markets such as China and Russia. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world. The following chart compares our network with these network competitors for calendar year 2016(1):

(1)
UnionPay, which operates primarily within the Chinese domestic market, is not included in this table as Visa currently does not compete in that market under local law. Although we are uncertain how UnionPay reports certain volumes, reportedly its numbers could approach or exceed some of those listed in this chart.

(2)
The data presented are provided by our financial institution clients, inclusive of Europe for the second half of calendar year 2016. Previously submitted information may be updated and all data are subject to review by Visa.

(3)
MasterCard, American Express, JCB and Discover/Diners Club data sourced from The Nilson Report issue 1109 (May 2017). Includes all consumer and commercial credit, debit and prepaid cards. Some figures are estimates and currency figures are in U.S. dollars. MasterCard excludes Maestro and Cirrus figures. American Express includes figures for third-party issuers. Discover figures consist of U.S. data only and include third-party issuers. JCB figures include third-party issuers and other payment-related products.

Local and regional networks, that operate in many countries, often with the support of government influence or mandate. In some cases, they are owned by financial institutions. These networks typically focus on debit payment products, have functionality or their brand marks present with the Visa brand on the card or payment device, and may have strong local acceptance, and recognizable brands. Examples include STAR, NYCE, and Pulse in the United States, Interac in Canada, EFTPOS in Australia and Mir in Russia.
Alternate Payment Providers, which often have a primary focus of enabling payments through ecommerce and mobile channels, but which are expanding or may expand their offerings to the physical point of sale. These companies may process payments using in-house account transfers between parties, electronic funds transfer networks like the Automated Clearing House (ACH), or global or local networks like Visa. In some cases, these entities are both a partner and a competitor to Visa. Examples of alternate payment providers include PayPal, Alipay, and WeChat. Alipay and WeChat Pay are among the fastest growing mobile payment providers in the world and may pose a competitive challenge to Visa and other international networks outside of China.

Other Electronic Payments Networks like the ACH in the United States are often regulated by local governments. Historically focused on interbank transfers, many are adding capabilities that may make them more competitive for retail payments. MasterCard acquired VocaLink Holdings Limited in 2016, which provides faster payments technology that competes with our Visa Direct offering. We also compete with closed-loop payment systems, emerging payments networks like Zelle, wire transfers, and electronic benefit transfers.
Payment Processors, which we compete with for the processing of Visa transactions or which may benefit from mandates requiring them to handle processing under local regulation. For example, as a result of regulation in Europe under the Interchange Fee Regulation (IFR), we may face competition from other networks, processors, and other third-parties who could process Visa transactions directly with issuers and acquirers.
We also face increasingly intense competitive pressure on the prices we charge our financial institution clients. We believe our fundamental value proposition of acceptance, security, convenience, speed, and reliability offers us a key competitive advantage. We succeed in part because we understand the needs of the individual markets in which we operate and partner with local financial institutions, merchants, governments, non-governmental organizations, and business organizations to provide tailored solutions. We believe Visa is well-positioned competitively, due to our global brand, our broad set of Visa-branded payment products, and our proven track record of processing payment transactions securely and reliably through VisaNet.
SEASONALITY
We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal 2017 or fiscal 2016 accounted for more than 30% of our operating revenues in those years.
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
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For more information on the concentration of our operating revenues and other financial information, see Note 12—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
Supervisory Oversight of the Payments Industry. Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the United States, for example, the Federal Financial Institutions Examination Council (FFIEC) has supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FFIEC are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the National Credit Union Administration, and the Consumer Financial Protection Bureau (CFPB). Visa also may be separately examined by the CFPB as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries, including Russia, Ukraine, Hong Kong and the United Kingdom (as discussed below), have recognized or designated Visa, for purposes of various degrees of financial stability regulation, as a retail payment system. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil, Mexico, Uruguay and Colombia.
Government-imposed Market Participation and Restrictions. Certain governments, including China, Russia, Indonesia, and India, have taken actions to advantage domestic payments systems and/or certain issuers, payments networks, or processors, including by imposing regulations that favor domestic providers, impose local ownership requirements on processors, or mandate domestic processing be done entirely in that country.

Interchange Rates and Fees. An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) in the United States limits interchange reimbursement rates for certain debit card transactions, the European Union's (EU) IFR limits interchange rates in Europe (as discussed below) and the Reserve Bank of Australia regulates average permissible levels of interchange.
Network Exclusivity and Routing. In the United States, the Dodd-Frank Act limits network exclusivity and preferred routing arrangements for the debit and prepaid market segments. Other jurisdictions impose similar limitations, such as the IFR’s prohibition on restrictions that prevent multiple payment brands or functionality on the same card.
No-surcharge Rules. We have historically enforced rules that prohibit merchants from charging higher prices to consumers who pay using Visa products instead of other means. However, merchants’ ability to surcharge varies by geographic market as well as Visa product type, and continues to be impacted by litigation, regulation, and legislation.
Privacy and Data Protection. Aspects of our operations or business are subject to privacy, data use and data security regulations, which impact the way we use and handle data, operate our products and services, and even impact our ability to offer a product or service. In addition, regulators are proposing new laws or regulations which could require Visa to adopt certain cybersecurity and data handling practices. In many jurisdictions consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, which will become effective in May 2018, create new individual privacy rights and impose increased obligations on companies handling personal data.
Anti-corruption, Anti-money Laundering, Anti-terrorism, and Sanctions. We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act, and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, including the U.S. Bank Secrecy Act and the USA PATRIOT Act. In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the United States. Therefore, we do not permit financial institutions or other entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria, and Crimea), or that are included on OFAC's list of Specially Designated Nationals and Blocked Persons, to issue or acquire Visa-branded cards or engage in transactions using our services.
Internet Transactions. Many jurisdictions have adopted regulations that require payments system participants to monitor, identify, filter, restrict, or take other actions with regard to certain types of payment transactions on the Internet, such as gambling and the purchase of cigarettes or alcohol.
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of other issues, including mobile payment transactions, tokenization, access rights for non-financial institutions, money transfer, identity theft, account management guidelines, disclosure rules, security, and marketing that could affect our financial institution clients and us.
European Regulations and Supervisory Oversight. In addition, following the Visa Europe acquisition in June 2016, we are subject to complex and evolving regulation of our business in the European Economic Area. Visa Europe has been designated as a Recognized Payment System in the United Kingdom, bringing it within the scope of the Bank of England’s oversight and subject to various requirements, including on issues such as governance and risk management designed to maintain the stability of the UK financial system. Visa Europe is also subject to the Eurosystem’s oversight, whose main focus is on the functioning of card payments, as well as the security, operational reliability, and business continuity of the schemes and their payment instruments. Furthermore, Visa Europe is regulated by the United Kingdom’s Payment Systems Regulator (PSR), which has wide ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the United Kingdom, and ensuring payments meet account holder needs. It also is the regulator responsible for monitoring Visa Europe's compliance with the IFR in the United Kingdom. The IFR regulates interchange rates within Europe, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization, and decision making purposes within the European Union and imposes limitations on network exclusivity and routing. National competent authorities in other EU markets and the European

Central Bank itself have the ability not only to monitor Visa's compliance with the IFR but also to impose their own oversight regimes.
There are other regulations in the European Union that impact our business, as discussed above, including, privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other recent regulatory changes in Europe such as the PSD2 require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players.
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
ITEM 1A. Risk Factors
Regulatory Risks
Increased regulation of the global payments industry, including with respect to interchange reimbursement fees, operating rules, and related practices, could harm our business.
Regulators around the world have been establishing or increasing their authority to regulate certain aspects of the payments industry. See Item 1. Business —Government Regulation for more information. In the United States and many other jurisdictions, we have historically set default interchange reimbursement fees. Even though we generally do not receive any revenue related to interchange reimbursement fees in a payment transaction (those fees are paid by the acquirers to the issuers), interchange reimbursement fees are a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees, whether voluntarily or by mandate, can substantially affect our overall payments volumes and revenues.
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules, and practices. For example, the U.S. Federal Reserve caps the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. The Dodd-Frank Act also limits issuers' and our ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. The EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within Europe (30 basis points and 20 basis points, respectively). EU member states have the ability to further restrict these interchange levels within their territories. More recently, in March 2017, Argentina's central bank passed regulations that cap interchange fees on credit and debit transactions.
In addition to the regulation of interchange reimbursement fees, a number of regulators impose restrictions on other aspects of our payments business. For example, government regulations or pressure may require us to allow other payments networks to support Visa products or services, or to have the other network's functionality or brand marks on our products. As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. In addition, the European Union’s requirement to separate scheme and processing adds costs and continues to impact the efficient integration of Visa Europe; the execution of our commercial, innovation and product strategies; our ability to provide effective account holder services; the amount of data available for use in fraud and risk systems; and loyalty services.

We are also subject to central bank oversight in some markets, including the United Kingdom and within the European Union. This oversight could result in new governance, reporting, licensing, cybersecurity, processing infrastructure, capital, or credit risk management requirements. We could also be required to adopt policies and practices designed to mitigate settlement and liquidity risks, including increased requirements to maintain sufficient levels of capital and financial resources locally, as well as localized risk management or governance. Increased central bank oversight could also lead to new or different criteria for participation in and access to our payments system, including allowing non-traditional financial technology companies to act as issuers or acquirers. Additionally, regulators in other jurisdictions are considering or adopting approaches based on similar regulatory principles.
Regulators around the world increasingly take note of each other’s approaches to regulating the payments industry. Consequently, a development in one jurisdiction may influence regulatory approaches in another. The risks created by a new law or regulation in one jurisdiction have the potential to be replicated and to negatively affect our business in another jurisdiction or in other product offerings. Similarly, new regulations involving one product offering may prompt regulators to extend the regulations to other product offerings. For example, credit payments could become subject to similar regulation as debit payments. Additionally, regulation in an individual country could expand. For example, the Reserve Bank of Australia initially capped credit interchange, but subsequently capped debit interchange as well.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. This may increase the attractiveness of other payments systems, such as our competitors' closed-loop payments systems with direct connections to both merchants and consumers. We believe some issuers may react to such regulations by charging new or higher fees, or reducing certain benefits to consumers, which make our products less appealing to consumers. Some acquirers may elect to charge higher merchant discount rates regardless of the Visa interchange reimbursement rate, causing merchants not to accept our products or to steer customers to alternate payments systems or forms of payment. In addition, in an effort to reduce the expense of their payment programs, some issuers and acquirers have obtained, and may continue to obtain, incentives from us, including reductions in the fees that we charge, which may directly impact our revenues. For these reasons, increased global regulation of the payments industry may make our products less desirable, diminish our ability to compete, reduce our transaction volumes, and harm our business.
Government-imposed restrictions on payment systems may prevent us from competing against providers in certain countries, including significant markets such as China and Russia.
Governments in a number of jurisdictions shield domestic payment card networks, brands, and processors from international competition by imposing market access barriers and preferential domestic regulations. To varying degrees, these policies and regulations affect the terms of competition in the marketplace and undermine the competitiveness of international payments networks. In the future, public authorities may impose regulatory requirements that favor domestic providers or mandate that domestic payments processing be performed entirely within that country, which would prevent us from managing the end-to-end processing of certain transactions.
In Russia, legislation effectively prevents us from processing domestic transactions. The central bank controlled national payment card system (NSPK) is the only entity allowed to process domestically. In China, UnionPay remains the sole processor of domestic payment card transactions and operates the sole domestic acceptance mark. Although we have filed an application with the People's Bank of China (PBOC) to operate a Bank Card Clearing Institution (BCCI) in China, the timing and the procedural steps remain uncertain. The approval process might require several years, and there is no guarantee that the license to operate a BCCI will be approved or, if we obtain such license, that we will be able to successfully compete with domestic payments networks. Furthermore, due to our inability to manage the end-to-end processing of transactions for cards in certain countries, we depend on our close working relationships with our clients or third-party processors to ensure transactions involving our products are processed effectively. Our ability to do so may be adversely affected by regulatory requirements and policies pertaining to transaction routing or on-shore processing.
Co-badging and co-residency regulations may pose additional challenges in markets where Visa competes with national schemes for issuance and routing. For example, in China, certain banks have issued dual-branded cards for which domestic transactions in China are processed by UnionPay and transactions outside of China are processed by us or other international payments networks. The PBOC is contemplating that dual-branded cards could be phased out over time as new licenses are issued to international companies to participate in China’s domestic payments market. Accordingly, we have been working with Chinese issuers to issue Visa-only branded cards for international travel, and later for domestic transactions after we obtain a BCCI license. However, notwithstanding such efforts, the phase out of dual-branded cards may decrease our payment volumes and impact the revenue we generate in China.

Mir and UnionPay have grown rapidly in Russia and China, respectively, and are actively pursuing international expansion plans. Although regulatory barriers shield Mir and UnionPay from competition in Russia and China, respectively, alternate payment providers such as Alipay and WeChat Pay have rapidly expanded into e-commerce, offline, and cross-border payments, which could make it difficult for us to compete even if our license is approved in China. Earlier this year, with strong backing from China’s government, a new digital transaction routing system known as Netlink was established. The PBOC allowed Alipay and other digital payment providers to invest in Netlink. It and other such systems could have a competitive advantage in comparison with other international payments networks.
In general, national laws that protect domestic processing may increase our costs; decrease our payments volumes and impact the revenue we generate in those countries; decrease the number of Visa products issued or processed; impede us from utilizing our global processing capabilities and controlling the quality of the services supporting our brands; restrict our activities; limit our growth and the ability to introduce new products, services and innovations; force us to leave countries or prevent us from entering new markets; and create new competitors, all of which could harm our business.
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. See Item 1—Business—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new rules or change existing rules; affect our existing contractual arrangements; increase our compliance costs; require us to make our technology or intellectual property available to third parties, including competitors, in an undesirable manner; and reduce our revenue opportunities. We may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use or protection, and associated product technology. As a result, the Visa rules and our other contractual commitments may differ from country to country or by product offering. Complying with these and other regulations increases our costs and could reduce our revenue opportunities.
If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our product offerings, services, fees, and other important aspects of our business in the various regions where we operate. Our compliance programs and policies are designed to support our compliance with a wide array of regulations and laws, such as anti-money laundering, sanctions and anti-corruption, and we continually enhance our compliance programs as regulations evolve. However, we cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our global brands and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could negatively impact or reduce the number of Visa products our clients issue, the volume of payments we process, our revenues, our brands, our competitive positioning, our ability to use our intellectual property to differentiate our products and services, the quality and types of products and services we offer, the countries in which our products are used, and the types of consumers and merchants who can obtain or accept our products, all of which could harm our business.
Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims, or fines against us.
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the GDPR, which becomes effective in May 2018, extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data, including new rights such as the “portability” of personal data. Although we have an extensive program underway to address GDPR requirements, our efforts to comply with GDPR and other privacy and data protection laws may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

We may be subject to tax examinations or disputes, or changes in tax laws.
We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may limit their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service, the UK’s HM Revenue & Customs as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could harm our cash flow and financial position. In addition, changes in existing laws, such as recent proposals for fundamental U.S. and international tax reform or those resulting from the Base Erosion and Profit Shifting project being conducted by the Organization for Economic Cooperation and Development, may also increase our effective tax rate. A substantial increase in our tax payments could have a material, adverse effect on our financial results. See also Note 18—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations, despite certain protections that are in place.
We are involved in numerous litigation matters, investigations, and proceedings asserted by civil litigants, governments, and enforcement bodies alleging violations of competition and antitrust law, consumer protection law, and intellectual property law, among others (these are referred to as "actions" in this section). Details of the most significant actions we face are described more fully in Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. These actions are inherently uncertain, expensive, and disruptive to our operations. In the event we are found liable in any material action, particularly in a large class action lawsuit or an antitrust claim entitling the plaintiff to treble damages, or arising from a government investigation, we may be required to pay significant awards, settlements, or fines. In addition, settlement terms, judgments, or pressures resulting from actions may harm our business by requiring us to modify the default interchange reimbursement rates we set, revise the Visa rules, or the way in which we enforce our rules, modify our fees or pricing, or modify the way we do business. The outcome of these actions may also influence regulators, investigators, governments, or civil litigants in the same or other jurisdictions, which may lead to the assertion of additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation asserted against them, even if Visa is not a defendant.
For certain actions like the U.S. covered litigation and the VE territory covered litigation, which are described in Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report, we have certain protections as provided in the respective retrospective responsibility plans. The two retrospective responsibility plans are different in the protections they provide and the mechanisms by which we are able to either fund settlements or judgments in the case of the U.S. covered litigation or recoup covered losses in the case of the VE territory covered litigation. The failure of one or both of the retrospective responsibility plans to adequately insulate us from the impact of such settlements, judgments, losses, or liabilities could materially harm our financial condition or cash flows, or even cause us to become insolvent.
Business Risks
We face intense competition in our industry.
The global payments space is intensely competitive. As technology evolves, new competitors emerge and existing clients, and competitors assume different roles. Our products compete with cash, checks, electronic funds, virtual currency payments, global or multi-regional networks, other closed-loop payments systems, and alternate payment providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, emerging payment providers, and other digital and technology companies. Many of these providers have developed payments systems enabled through online activity in ecommerce and mobile channels, and are seeking to expand into other channels that compete with or replace our products and services.

Additionally, some of our competitors may develop substantially better technology, more widely adopted delivery channels or have greater financial resources. They may offer more innovative or a wider range of programs, products, and services. They may use more effective advertising and marketing strategies that result in broader brand recognition, and greater issuance and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements. Moreover, even if we successfully adapt to technological change and the proliferation of alternative types of payment services by developing and offering our own services in these areas, such services may provide less favorable financial terms for us than we currently receive from VisaNet transactions, which could hurt our financial results and prospects.
Certain of our competitors operate with different business models, have different cost structures, or participate in different market segments. Those business models may ultimately prove more successful or more adaptable to regulatory, technological, and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit, or otherwise hinder our ability to compete for transactions within certain countries and regions.
Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternate payments systems, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the Dodd-Frank Act or the U.S. Federal Reserve’s Faster Payments initiatives may provide them with increased opportunities to derive competitive advantages from these business models. Similarly, regulation in Europe under PSD2 and the IFR, and in the United Kingdom through the PSR, may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on potential competitors. We also run the risk of disintermediation due to factors such as emerging technologies, including mobile payments, alternate payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing transactions. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
We expect the competitive landscape to continue to shift and evolve. For example:

•
competitors, clients and others are developing alternate payment networks or products that could disintermediate us from the transaction processing or the value-added services we provide to support such processing. Examples include initiatives from The Clearing House, an association comprised of large financial institutions that is developing its own faster payments system, and Early Warning Services, which operates Zelle, a bank-offered alternative network that provides another platform for faster funds or real-time payments across a variety of payment types, including P2P, corporate and government disbursement, bill pay and deposit check transactions;

•	similarly, multiple countries are developing or promoting real-time payment systems or mandating local networks with clients that also present a risk of disintermediation to our business;

•
competition may increase from alternate types of payment services, such as mobile payment services, ecommerce payment services, P2P payment services, faster payment initiatives and payment services that permit ACH or direct debits from consumer checking accounts;

•	parties that process our transactions may try to minimize or eliminate our position in the payments value chain;

•
parties that access our payment credentials, tokens and technologies, including clients, technology solution providers or others might be able to migrate account holders and other clients to alternate payment methods or use our payment credentials, tokens and technologies to establish or help bolster alternate payment methods and platforms;

•	we may need to adjust our local rules and practices to remain competitive amidst evolving regulatory landscapes and competitors’ practices;

•	we may be asked to develop or customize certain aspects of our payment services for use by consumers, processors or other third parties, thereby increasing operational costs;

•
we may need to agree to business arrangements that may be less protective of Visa’s proprietary technology and interests in order to compete and we may face increasing risk of litigation concerning intellectual property, as more technology companies compete with our offerings;

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

•
new or revised industry standards related to EMV chip payment technology, cloud-based payments, tokenization or other technologies set by organizations such as the International Organization for Standardization, American National Standards Institute and EMVCo may result in additional costs and expenses for Visa and its clients, or otherwise negatively impact the functionality and competitiveness of our products and services.

Our failure to compete effectively in light of any such developments could harm our business and prospects for future growth.
Our revenues and profits are dependent on our client and merchant base, which may be costly to win, retain, and maintain.
Our financial institution clients and merchants can reassess their commitments to us at any time or develop their own competitive services. While we have certain contractual protections, our clients, including some of our largest clients, generally have flexibility to issue non-Visa products. Further, in certain circumstances, our financial institution clients may decide to terminate our contractual relationship on relatively short notice without paying significant early termination fees. Because a significant portion of our operating revenues is concentrated among our largest clients, the loss of business from any one of these larger clients could harm our business, results of operations, and financial condition.
In order to stay competitive, we offer incentives to our clients to increase payments volume, enter new market segments, and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. In addition, we offer incentives to certain merchants or acquirers to win routing preference in situations where other network functionality is enabled on our products and there is a choice of network routing options. Market pressures on providing incentives, fee discounts, and rebates could moderate our growth. If we are not able to implement cost containment and productivity initiatives in other areas of our business or increase our volumes in other ways to offset the financial impact of these incentives, fee discounts, and rebates, it may harm our net revenues and profits.
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
We rely in part on merchants and their relationships with our clients to maintain and expand the acceptance of Visa products. Certain large retail merchants have been exercising their influence in the global payments system in certain jurisdictions, such as the United States, to attempt to lower their acceptance costs by lobbying for new legislation, seeking regulatory enforcement, filing lawsuits and in some cases, refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses and issuers may decrease their issuance of our products. For example, in the United States, the cost of payment card acceptance has emerged in the context of payment security. A number of merchant trade associations claim that EMV cards without PIN cardholder verification are not worth the investment. The October 2015 liability shift and ongoing transition to EMV resulted in calls for a PIN verification mandate. U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process. Some policymakers have called upon U.S. competition authorities to consider potential concerns arising from the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council. Additionally, some merchants and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers' usage of our products, lead to regulatory enforcement and/or litigation, increase our compliance and litigation expenses, and harm our business.
We depend on relationships with our financial institution clients, acquirers, merchants, and other third parties.
We depend significantly on relationships with our financial institution clients and on their relationships with account holders and merchants to support our programs and services, and thereby compete effectively in the marketplace. Our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For example, in the United States, the EMV migration has been resisted by certain merchants, leading to conflicts and litigation concerning the timing and scope of the liability shift, chargebacks, and debit routing, among others.
We engage in discussions with merchants, acquirers, and processors to provide incentives to promote routing preference and acceptance growth. We engage in many payment card co-branding efforts with merchants, who receive incentives from us. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships.
In addition, we depend on third parties, including suppliers, and our financial institution clients to provide various services associated with our payments network on our behalf. To the extent that such parties fail to perform or deliver adequate services, our business and reputation could be harmed.
If we are not able to maintain and enhance our brands, if events occur that damage our reputation or brands or we experience brand disintermediation, it could harm our business.
Our brands are globally recognized and are key assets of our business. We believe that our clients and account holders associate our brands with acceptance, security, convenience, speed, and reliability. Our success depends in large part on our ability to maintain the value of our brands and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The increased use or popularity of products that we have developed in partnership with large technology and financial institution companies could result in consumer confusion or brand disintermediation and decrease the value of our brand. We may not succeed in addressing consumer confusion and brand disintermediation due to the challenges of evolving digital form factors and ecommerce technologies. Our brands and reputation may be negatively impacted by a number of factors, including data security breaches; compliance failures; negative perception of our industry or the industries of our clients; actions by clients or other third parties, such as sponsorship partners that do not reflect our views or are inconsistent with our own business practices; and fraudulent, controversial or illegal activities using our payment products. If we are unable to maintain our reputation, our reputation is damaged or any threatened or resulting claims arise as a result, the value of our brands may be impaired, which could harm our relationships with clients, account holders, and the public, as well as impact our business.
Global economic, political, market, and social events or conditions may harm our business.
Our revenues are dependent on the volume and number of payment transactions made by consumers, governments, and businesses, whose spending patterns may be affected by prevailing economic conditions. In addition, almost half of our operating revenues are earned outside the United States. International transaction revenues represent a significant part of our revenue and are an important part of our growth strategy. Therefore, adverse macroeconomic conditions, including recessions, inflation, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, or slowdown of global trade, could decrease consumer and corporate confidence and reduce consumer, government, and corporate spending, which have a direct impact on our revenues. In addition, outbreaks of illnesses, pandemics, or other local or global health issues, political uncertainties, international hostilities, armed conflict, or unrest, and natural disasters could impact our operations, our clients, our activities in a particular location, and cross-border travel and spend. Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions could also reduce cross-border travel and spend. Any such decline in cross-border activity could impact the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenues.

A decline in economic conditions could impact our clients as well, and their decisions to reduce the number of cards, accounts, and credit lines of their account holders, which ultimately impact our revenues. They may also implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced, value-added services from us.
Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital. If clients default on their settlement obligations, it may also impact our liquidity. Any of these events could adversely affect the growth of our volumes and revenue.
Our indemnification obligation to fund settlement losses of our clients exposes us to significant risk of loss and may reduce our liquidity.
We indemnify issuers and acquirers for settlement losses they may suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa rules. In certain instances, we may indemnify issuers or acquirers even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the timing difference between the date of a payment transaction and the date of subsequent settlement. Our indemnification exposure is generally limited to the amount of unsettled Visa payment transactions at any point in time and any subsequent amounts that may fall due relating to adjustments for previously processed transactions. Concurrent settlement failures involving more than one of our largest clients, several of our smaller clients, or systemic operational failures could negatively impact our financial position. Even if we have sufficient liquidity to cover a settlement failure, we may be unable to recover the amount of such payment. This could expose us to significant losses and harm our business. See Note 10—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
The United Kingdom’s withdrawal from the European Union could harm our business and financial results.
In June 2016, voters in the United Kingdom approved the withdrawal of the United Kingdom from the European Union (commonly referred to as "Brexit"). In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. Uncertainty over the terms of the United Kingdom’s departure from the European Union could cause political and economic uncertainty in the United Kingdom and the rest of Europe, which could harm our business and financial results.
Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and European Union. We, as well as our clients who have significant operations in the United Kingdom, may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the European Union and as a result, our Visa rules and contractual commitments in the United Kingdom may be impacted. In addition, because we conduct business in and have operations in the United Kingdom, we may need to apply for regulatory authorization and permission in separate EU member states. These factors may impact our ability to operate in the European Union and United Kingdom seamlessly. Any of these effects of Brexit, among others, could harm our business and financial results.
Technology and Cybersecurity Risks
Failure to anticipate, adapt to or keep pace with new technologies in the payments industry could harm our business and impact our future growth.
The global payments industry is undergoing significant and rapid technological change, including mobile and other proximity payment and acceptance technologies, ecommerce, tokenization, crypto-currencies, new authentication technologies, including biometrics, distributed ledger and blockchain technologies, and as a result we expect new services and technologies to continue to emerge and evolve. In addition to our own initiatives and innovations, we work closely with third parties, including some potential competitors, for the development of and access to new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted and how these technologies may be regulated. Moreover, some of these new technologies could be subject to intellectual property-related lawsuits or assertions, potentially impacting our development efforts and/or requiring us to obtain licenses. If we or our partners fail to adapt or keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, and harm our business and impact our future growth.
A failure in or breach of our networks or systems, including as a result of cyber-attacks, could harm our business.
Our cybersecurity and processing systems, as well as those of financial institutions, merchants, and third-party service providers, may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. Our visibility and role in the global payments industry may also put us at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. We may also be impacted by breaches of our financial institution clients, merchants or third-party processors. For instance, several merchants have encountered substantial data breaches affecting their customers, some of whom were Visa account holders. Although these merchant breaches have not had a direct, material impact on us, we believe these incidents are likely to continue and we are unable to predict the direct or indirect impact of these future attacks to our business.
In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes, particularly on our internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. The security measures and procedures we, our clients, merchants, and third-party service providers have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data breaches, cyber-attacks, or system failures. Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.
Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.
If we are sued in connection with any data security breach or system failure, we could be involved in protracted litigation. If unsuccessful in defending such lawsuits, we may have to pay damages or change our business practices, any of which could harm our business. In addition, any reputational damage resulting from a data security breach or system failure at one or more of our clients, merchants or other third parties could decrease the use and acceptance of our products, which could harm our payments volume, revenues and future growth prospects. Finally, a breach or failure may also subject Visa to additional regulations or governmental or regulatory investigations, which could result in significant compliance costs, fines or enforcement actions, or potential restrictions imposed by regulators on our ability to process transactions.
We may experience errors, interruptions, delays, or cessations of service in our information technology infrastructure and processing systems, which could significantly disrupt our operations; impact our clients and consumers; damage our reputation; result in litigation, violations of applicable privacy and other laws, and regulatory fines or penalties; decrease the overall use and acceptance of our products; and be costly, time consuming and difficult to remedy. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets, and data through our business continuity program. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise.
Structural and Organizational Risks
Failure to maintain interoperability with Visa Europe's systems during the integration could damage the business and global perception of our brands.
In June 2016, we acquired Visa Europe. While Visa Europe's systems are being integrated with our legacy systems, we will continue to maintain mostly separate authorization, clearing, and settlement systems. As a result, we have to ensure that the two systems can process every transaction involving both of our territories, regardless of where the transaction originates. Visa Europe's independent system operations could present challenges to our business in the event of increasing costs or difficulties in maintaining the interoperability of our respective systems during the integration phase. The separation of payment card scheme and processing may also exacerbate this risk. Any inconsistency in the payment processing services and products between Visa Europe and our legacy operations could negatively affect the experience of consumers using Visa products globally. Moreover, we are beginning the process of migrating European activity onto VisaNet's systems in 2018 and successfully integrating our systems is expected to be time consuming, costly and technologically challenging. Failure to authorize, clear, and settle inter-territory transactions quickly and accurately could harm our business and impair the global perception of our brands.
We may not achieve the anticipated benefits of our acquisitions or strategic investments, and may face risks and uncertainties as a result.
As part of our overall business strategy, we may make acquisitions and strategic investments. For example, we believe the acquisition of Visa Europe positions us to create additional value through increased scale, efficiencies realized by the integration of both businesses, and benefits related to Visa Europe’s transition from an association to a for-profit enterprise, although there can be no guarantee that we will realize these benefits. Our current and future acquisitions and strategic investments may involve significant risks and uncertainties, including:

•	disruption to our ongoing business, including diversion of resources and management’s attention from our existing business;

•	greater than expected investment of resources or operating expenses;

•	failure to develop the acquired business adequately;

•	difficulty implementing controls, procedures, and policies at the acquired company;

•	challenges of integrating new employees, business cultures, business systems, and technologies;

•	failure to retain employees, clients, or partners of the acquired business;

•
in the case of foreign acquisitions, risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with operating in new regions or countries. For more information on regulatory risks, please see Item 1—Business—Government Regulations and Item 1A—Risk Factors—Regulatory Risks above;

•	discovery of unidentified issues after the acquisition or investment was made;

•	failure to mitigate the liabilities of the acquired business;

•	dilutive issuance of equity securities, if new securities are issued;

•	the incurrence of debt;

•	negative impact on our financial position and/or statement of operations; and

•	anticipated benefits, synergies, or value of the investment or acquisition not materializing.
We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.
The talents and efforts of our employees, particularly our key management, are vital to our success. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Changes in laws and policies regarding immigration and work authorizations could make it more difficult for employees to work in, or transfer among, jurisdictions in which we have operations and could impair our ability to attract and retain qualified employees. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, or failure to develop and implement an adequate succession plan for the management team, could disrupt our operations and adversely affect our business and our future success.

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
Delaware law, provisions in our certificate of incorporation and bylaws, and our capital structure could make a merger, takeover attempt, or change in control difficult.
Provisions contained in our certificate of incorporation and bylaws, and our capital structure could delay or prevent a merger, takeover attempt, or change in control that our stockholders may consider favorable. For example, except for limited exceptions:

•
no person may beneficially own more than 15% of our class A common stock (or 15% of our total outstanding common stock on an as-converted basis), unless our board of directors approves the acquisition of such shares in advance;

•	no competitor or an affiliate of a competitor may hold more than 5% of our total outstanding common stock on an as-converted basis;

•	the affirmative votes of the class B and C common stock and series B and series C preferred stock are required for certain types of consolidations or mergers;

•	our stockholders may only take action during a stockholders’ meeting and may not act by written consent; and

•	only the board of directors, Chairman, or CEO may call a special meeting of stockholders.

ITEM 1B.	Unresolved Staff Comments
Not applicable.

ITEM 2.	Properties
At September 30, 2017, we owned or leased 100 offices in 69 countries around the world. Our corporate headquarters are located in owned and leased premises in the San Francisco Bay Area.
In addition, we own three data processing centers in the United States and the United Kingdom, and we lease three data processing centers in Japan, Singapore and the United Kingdom.
We believe that these facilities are suitable and adequate to support our ongoing business needs.

ITEM 3.	Legal Proceedings
Refer to Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At November 10, 2017, we had 362 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in "street name" by banks and brokers. The following table sets forth the intra-day high and low sale prices for our class A common stock in each of our last eight fiscal quarters:

Fiscal 2017	High	Low
First Quarter	$83.96	$75.17
Second Quarter	$92.05	$78.49
Third Quarter	$96.60	$88.13
Fourth Quarter	$106.84	$93.19

Fiscal 2016	High	Low
First Quarter	$81.01	$68.36
Second Quarter	$77.00	$66.12
Third Quarter	$81.73	$73.25
Fourth Quarter	$83.79	$73.83
There is currently no established public trading market for our class B or C common stock. There were 1,604 and 608 holders of record of our class B and C common stock, respectively, as of November 10, 2017.
Dividend Declaration and Policy
During the fiscal years ended September 30, 2017 and 2016, we paid the following quarterly cash dividends per share of our class A common stock (determined in the case of class B and C common stock and series B and C preferred stock, on an as-converted basis) to all holders of record of our common and preferred stock on the respective record dates.

Fiscal 2017	Dividend Per Share
First Quarter	$0.165
Second Quarter	$0.165
Third Quarter	$0.165
Fourth Quarter	$0.165

Fiscal 2016	Dividend Per Share
First Quarter	$0.14
Second Quarter	$0.14
Third Quarter	$0.14
Fourth Quarter	$0.14
Additionally, in October 2017, our board of directors declared a quarterly cash dividend of $0.195 per share of class A common stock (determined in the case of class B and C common stock and series B and C preferred stock on an as-converted basis) payable on December 5, 2017, to holders of record as of November 17, 2017 of our common and preferred stock.

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
Issuer Purchases of Equity Securities
The table below sets forth our purchases of common stock during the quarter ended September 30, 2017.

Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs (2),(3)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (2),(3)
July 1-31, 2017	2,311,218	$95.02	2,294,983	$5,310,521,927
August 1-31, 2017	5,594,044	$102.11	5,594,044	$4,739,175,366
September 1-30, 2017	9,019,355	$104.72	9,019,355	$3,794,467,851
Total	16,924,617	$102.54	16,908,382

(1)
Includes 16,235 shares of class A common stock withheld at an average price of $99.15 per share (per the terms of grants under the Visa 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to the trade dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In April 2017, our board of directors authorized a share repurchase program for $5.0 billion. This authorization has no expiration date. All share repurchase programs authorized prior to April 2017 have been completed.

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2017, for the Visa 2007 Equity Incentive Compensation Plan (the "EIP") and the Visa Inc. Employee Stock Purchase Plan (the "ESPP"), which were approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders. For a description of the awards issued under the EIP and the ESPP, see Note 15—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Plan Category	(a) Number Of Shares Of Class A Common Stock Issuable Upon Exercise Of Outstanding Options And Rights		Weighted-Average Exercise Price Of Outstanding Options		Number Of Shares Of Class A Common Stock Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by stockholders	13,081,232	(1)	$50.17	(2)	166,492,598	(3)

(1)
The maximum number of shares issuable as of September 30, 2017 consisted of 7,115,876 outstanding options, 4,673,701 outstanding restricted stock units and 937,675 outstanding performance shares under the EIP and 353,980 purchase rights outstanding under the ESPP.

(2)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding restricted stock units and performance shares, which have no exercise price. Additionally, it excludes the weighted-average exercise price of the outstanding purchase rights under the ESPP, as the exercise price is based on the future stock price, net of discount, at the end of each monthly purchase over the offering period.

(3)
In January 2015, our class A stockholders approved the ESPP which permits eligible employees to purchase shares of Class A common stock at a 15% discount to the stock price on the purchase date, subject to certain restrictions. See Note 15—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. As of September 30, 2017, 149 million shares and 18 million shares remain available for issuance under the EIP and the ESPP, respectively.

ITEM 6.	Selected Financial Data
The following tables present selected Visa Inc. financial data for the past five fiscal years. The data below should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this report.
Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2017(1)		2016(1)		2015	2014	2013
	(in millions, except per share data)
Operating revenues	$18,358		$15,082		$13,880	$12,702	$11,778
Operating expenses	$6,214		$7,199	(3)	$4,816	$5,005	$4,539
Operating income	$12,144		$7,883		$9,064	$7,697	$7,239
Net income	$6,699	(2)	$5,991		$6,328	$5,438	$4,980
Basic earnings per share—class A common stock(4)	$2.80		$2.49		$2.58	$2.16	$1.90
Diluted earnings per share—class A common stock(4)	$2.80		$2.48		$2.58	$2.16	$1.90

	At September 30,
Balance Sheet Data:	2017(1)		2016(1)		2015	2014		2013
	(in millions, except per share data)
Total assets	$67,977		$64,035		$39,367	$37,543		$35,495
Accrued litigation	$982		$981		$1,024	$1,456	(5)	$5	(5)
Long-term debt	$16,618	(6)	$15,882	(6)	$—	$—		$—
Total equity	$32,760		$32,912		$29,842	$27,413		$26,870
Dividend declared and paid per common share(4)	$0.66		$0.56		$0.48	$0.40		$0.33

(1)	Our results of operations for fiscal 2017 and the last quarter of fiscal 2016, and the financial position as of September 30, 2017 and 2016, include Visa Europe's financial results.

(2)
During fiscal 2017, in connection with our legal entity reorganization, we eliminated deferred tax balances originally recognized upon the acquisition of Visa Europe, resulting in the recognition of a non-recurring, non-cash income tax provision of $1.5 billion.

(3)
During 2016, upon consummation of the Visa Europe acquisition, we recorded a non-recurring loss of $1.9 billion, before tax, in operating expense resulting from the effective settlement of the Framework Agreement between us and Visa Europe. Net of related tax benefit of $693 million, determined by applying applicable federal and state tax rates, the adjustment to net income was an increase of $1.2 billion.

(4)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the second quarter of fiscal 2015.

(5)
During fiscal 2013, we made payments from the U.S. litigation escrow account totaling $4.4 billion in connection with the U.S. covered litigation. During fiscal 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings. Certain merchants in the settlement classes objected to the settlement and filed opt-out claims. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received and deposited into the U.S. litigation escrow account, and a related increase in accrued litigation to address the opt-out claims were recorded in the second quarter of fiscal 2014. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(6)
During fiscal 2017 and fiscal 2016, we issued fixed-rate senior notes in an aggregate principal amount of $2.5 billion and $16.0 billion, respectively. See Note 8—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

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
Overview
Visa is a global payments technology company that enables fast, secure and reliable electronic payments across more than 200 countries and territories. We facilitate global commerce through the transfer of value and information among a global network of consumers, merchants, financial institutions, businesses, strategic partners and government entities. Our advanced transaction processing network, VisaNet, enables authorization, clearing and settlement of payment transactions and allows us to provide our financial institution and merchant clients a wide range of products, platforms and value-added services.
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during fiscal 2017 reflects continued uneven economic growth around the world.
Legal entity reorganization. In February 2017, we completed a reorganization of Visa Europe and certain other legal entities to align our corporate structure to the geographic jurisdictions in which we conduct business operations. As a result of the reorganization, during fiscal 2017, we recorded a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe, which were previously recorded as treasury stock.
Debt issuance. In September 2017, we issued fixed-rate senior notes in an aggregate principal amount of $2.5 billion, with maturities ranging between 5 and 30 years. Subsequent to our fiscal year-end, in October 2017, we used the majority of the proceeds from this new debt to redeem the $1.75 billion of senior notes that was scheduled to mature in December 2017. See Note 8—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Financial highlights. Our financial results for fiscal 2017 include the impact of several significant one-time items. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share are shown in the table below.

	Fiscal Year Ended September 30,			% Change(1)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions, except percentages)
Net income, as reported	$6,699	$5,991	$6,328	12%	(5)%
Diluted earnings per share, as reported(2)	$2.80	$2.48	$2.58	13%	(4)%

Net income, as adjusted(3)	$8,335	$6,862	$6,438	21%	7%
Diluted earnings per share, as adjusted(2),(3)	$3.48	$2.84	$2.62	22%	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the second quarter of fiscal 2015.

(3)
Adjusted net income and adjusted diluted earnings per share in fiscal 2017, 2016 and 2015 exclude the impact of certain significant items that we believe are not indicative of our operating performance, as they were either non-recurring or had no cash impact. For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.

We recorded net operating revenues of $18.4 billion for fiscal 2017, an increase of 22% over the prior year primarily reflecting the operating revenues of Visa Europe and continued growth in nominal payments volume, processed transactions and nominal cross-border volume. The effect of exchange rate movements, as partially mitigated by our hedging program, resulted in an approximately negative one and a half percentage point impact to our total operating growth.

Total operating expenses for fiscal 2017 were $6.2 billion, compared to $7.2 billion in fiscal 2016. The decrease over the prior year was primarily due to the $1.9 billion loss in fiscal 2016 resulting from the effective settlement of the Framework Agreement between us and Visa Europe upon consummation of the transaction, offset by the inclusion of Visa Europe's operating expenses following the acquisition.
During fiscal 2015, we recognized a tax benefit of $296 million resulting from the resolution of uncertain tax positions with taxing authorities. Of the $296 million benefit, $239 million relates to prior fiscal years. See Note 18—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Adjusted financial results. Our financial results for fiscal 2017, 2016 and 2015 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in the prior or future years, as they were either non-recurring or had no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented.

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

•
Severance cost. In the fourth quarter of fiscal 2016, we recorded a $110 million charge for severance costs related to personnel reductions, including planned reductions at Visa Europe. Although we routinely record severance expenses, these charges are larger than any past quarterly accrual due to the acquisition and integration of Visa Europe. Net of related tax benefit of $38 million, determined by applying applicable tax rates, the adjustment to net income was an increase of $72 million.

•
Remeasurement of deferred tax liability. In September 2016, we recorded a non-cash, non-recurring $88 million gain upon the remeasurement of a deferred tax liability, recorded upon the acquisition of Visa Europe, to reflect a tax rate change in the United Kingdom.

•
Acquisition-related costs. During fiscal 2016, we incurred $152 million of non-recurring acquisition costs in operating expense as a result of the Visa Europe transaction. This amount is comprised of $60 million of transaction expenses recorded in professional fees, and $92 million of UK stamp duty recorded in general and administrative expenses. Net of related tax benefit of $56 million, determined by applying applicable federal and state tax rates, the adjustment to net income was an increase of $96 million.

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

•
Foreign exchange gain on euro deposits. During fiscal 2016, we recorded a non-recurring foreign exchange gain of $145 million, before tax, in other non-operating income as a result of holding euro-denominated bank balances for a short period in advance of the closing of the Visa Europe acquisition. Net of related tax expense of $54 million, determined by applying applicable federal and state tax rates, the impact to net income was a decrease of $91 million.

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

Adjusted operating expenses, operating margin, non-operating (expense) income, income taxes, net income and diluted earnings per share are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP to the respective non-GAAP adjusted financial measures for fiscal 2017, 2016 and 2015:

	Fiscal 2017
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating (Expense) Income	Income Taxes	Net Income	Diluted Earnings Per Share(2)
As reported	$6,214	66%	$(450)	$4,995	$6,699	$2.80
Elimination of deferred tax balances	—	—%	—	(1,515)	1,515	0.63
Charitable contribution	(192)	1%	—	71	121	0.05
As adjusted	$6,022	67%	$(450)	$3,551	$8,335	$3.48

	Fiscal 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating (Expense) Income	Income Taxes	Net Income	Diluted Earnings Per Share(2)
As reported	$7,199	52%	$129	$2,021	$5,991	$2.48
Severance cost	(110)	1%	—	38	72	0.03
Remeasurement of deferred tax liability	—	—%	—	88	(88)	(0.04)
Acquisition-related costs	(152)	1%	—	56	96	0.04
Visa Europe Framework Agreement loss	(1,877)	12%	—	693	1,184	0.49
Net gains on currency forward contracts	—	—%	(74)	(27)	(47)	(0.02)
Foreign exchange gain on euro deposits	—	—%	(145)	(54)	(91)	(0.04)
Revaluation of Visa Europe put option	—	—%	(255)	—	(255)	(0.11)
As adjusted	$5,060	66%	$(345)	$2,815	$6,862	$2.84

	Fiscal 2015
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating (Expense) Income	Income Taxes	Net Income	Diluted Earnings Per Share (2),(3)
As reported	$4,816	65%	$(69)	$2,667	$6,328	$2.58
Revaluation of Visa Europe put option	—	—%	110	—	110	0.04
As adjusted	$4,816	65%	$41	$2,667	$6,438	$2.62

(1)	Operating margin is calculated as operating income divided by net operating revenues.

(2)	Figures in the table may not recalculate exactly due to rounding. Operating margin, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

(3)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the second quarter of fiscal 2015.
Common stock repurchases. During fiscal 2017, we repurchased 77 million shares of our class A common stock in the open market using $6.9 billion of cash on hand. As of September 30, 2017, we had remaining authorized funds of $3.9 billion. All share repurchase programs authorized prior to April 2017 have been completed. See Note 13—Stockholders' Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted double-digit growth in the United States, driven mainly by consumer credit. Nominal international payments volume growth was positively impacted due to the inclusion of nominal payments volume related to Visa Europe for the 12 months ended June 30, 2017(1). Growth on a constant-dollar basis, which excludes the impact of exchange rate movements, on our international payments volume was not significantly different from growth on a nominal-dollar basis for the 12 months ended June 30, 2017(1) and was 13% for the 12 months ended June 30, 2016(1). Growth in processed transactions reflects the inclusion of Visa Europe's processed transactions for the 12 months ended September 30, 2017 and three months ended September 30, 2016.
The following tables present nominal payments volume.(2)

	United States			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,309	$1,079	21%	$2,224	$1,720	29%	$3,533	$2,799	26%
Consumer debit(3)	1,372	1,320	4%	1,545	454	241%	2,917	1,774	64%
Commercial(4)	506	450	12%	309	147	110%	815	598	36%
Total nominal payments volume(5)	$3,187	$2,849	12%	$4,078	$2,321	76%	$7,265	$5,170	41%
Cash volume	543	520	5%	2,357	1,775	33%	2,900	2,294	26%
Total nominal volume(5),(6)	$3,730	$3,369	11%	$6,435	$4,095	57%	$10,165	$7,464	36%

	United States			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,079	$980	10%	$1,720	$1,676	3%	$2,799	$2,656	5%
Consumer debit(3)	1,320	1,201	10%	454	462	(2)%	1,774	1,663	7%
Commercial(4)	450	412	9%	147	150	(2)%	598	562	6%
Total nominal payments volume(5)	$2,849	$2,594	10%	$2,321	$2,288	1%	$5,170	$4,882	6%
Cash volume	520	491	6%	1,775	2,015	(12)%	2,294	2,506	(8)%
Total nominal volume(5),(6)	$3,369	$3,085	9%	$4,095	$4,303	(5)%	$7,464	$7,388	1%

The following table presents nominal and constant payments volume growth.(2)

	International				Visa Inc.
	12 months ended June 30, 2017 vs 2016(1)		12 months ended June 30, 2016 vs 2015(1)		12 months ended June 30, 2017 vs 2016(1)		12 months ended June 30, 2016 vs 2015(1)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit	29%	30%	3%	13%	26%	27%	5%	12%
Consumer debit(3)	241%	238%	(2)%	15%	64%	64%	7%	11%
Commercial(4)	110%	105%	(2)%	12%	36%	36%	6%	10%
Total payments volume growth(5)	76%	76%	1%	13%	41%	41%	6%	11%
Cash volume growth	33%	33%	(12)%	4%	26%	26%	(8)%	4%
Total volume growth(5)	57%	57%	(5)%	9%	36%	36%	1%	9%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the 12 months ended September 30, 2017, 2016 and 2015, were based on nominal payments volume reported by our financial institution clients for the 12 months ended June 30, 2017, 2016 and 2015, respectively.

(2)	Figures in the tables may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(3)	Includes consumer prepaid volume and interlink volume.

(4)	Includes large, middle and small business credit and debit, as well as commercial prepaid volume.

(5)
Our nominal payments volume, total payments volume growth and total volume growth for the 12 months ended June 30, 2016 does not reflect the related nominal payments volume of $477 billion and cash volume of $177 billion for Visa Europe for the three months ended June 30, 2016, which impacts our service revenues for the fourth quarter of fiscal 2016.

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
The following table provides the number of transactions involving Visa, Visa Electron, Interlink, VPAY and PLUS cards processed on Visa's networks during the fiscal periods presented.(1),(2)

	2017	2016(3)	2015(3)	2017 vs. 2016 % Change	2016 vs. 2015 % Change(3)
	(in millions, except percentages)
Visa processed transactions	111,215	83,159	70,968	34%	17%

(1)
Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material. Our operating revenues and related processed transactions for fiscal 2016 do not reflect the financial results or related processed transactions of Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. See Note 2—Visa Europe to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(2)	Visa processed transactions in fiscal 2017 and fourth quarter of fiscal 2016 include transactions processed by Visa Europe.

(3)
As a result of changes in Russian National Payment System law, we transitioned the processing of Russian domestic transactions to the Russian NSPK during the third quarter of fiscal 2015. The number of transactions processed by the Visa network does not reflect Russian domestic transactions processed after this transition.

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
Other revenues consist mainly of license fees for use of the Visa brand, fees for account holder services, certification and licensing, and other activities related to our acquired entities, and with respect to fiscal 2016 and 2015, revenues earned from Visa Europe in accordance with the Visa Europe Framework Agreement prior to the completion of the Visa Europe acquisition. Other revenues also include optional service or product enhancements, such as extended account holder protection and concierge services.
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
General and administrative expenses mainly consist of product enhancements, facilities costs, travel activities, foreign exchange gains and losses and other corporate expenses incurred in support of our business, and with respect to fiscal 2016, transaction costs related to the Visa Europe acquisition.
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
Non-operating (Expense) Income
Non-operating (expense) income primarily includes interest expense, gains and losses earned on investments and derivative instruments not associated with our core operations, and with respect to fiscal 2016 and 2015, changes in the fair value of the Visa Europe put option and income.

Visa Inc. Fiscal 2017, 2016 and 2015
Operating Revenues
The following table sets forth our operating revenues earned in the United States, internationally and in accordance with the Framework Agreement prior to the Visa Europe acquisition on June 21, 2016. Visa Europe revenue earned for fiscal 2017 and the fourth quarter of fiscal 2016 is included in International.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2017	2016(2)	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	(in millions, except percentages)
United States	$8,704	$7,851	$7,406	$853	$445	11%	6%
International	9,654	7,040	6,219	2,614	821	37%	13%
Revenues earned under the Framework Agreement(3)	—	191	255	(191)	(64)	(100)%	(25)%
Net operating revenues	$18,358	$15,082	$13,880	$3,276	$1,202	22%	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Our operating revenues for fiscal 2016 do not reflect revenues earned by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

(3)
Reflects revenues earned from Visa Europe prior to the acquisition, in accordance with the Framework Agreement that provided for trademark and technology licenses and bilateral services. The Framework Agreement was effectively settled upon the closing of the acquisition.

The increase in operating revenues primarily reflects the operating revenues of Visa Europe and continued growth in nominal payments volume, processed transactions and nominal cross-border volume. These benefits were partially offset by increases in client incentives.
Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in fiscal 2017, as partially mitigated by our hedging program, resulted in an approximately negative one and a half percentage point impact to our net operating revenue growth.
The following table sets forth the components of our net operating revenues, including operating revenues earned by Visa Europe for fiscal 2017 and the fourth quarter of fiscal 2016. Other revenues in fiscal 2016 and 2015 also included revenue earned from Visa Europe in accordance with the Framework Agreement prior to its acquisition on June 21, 2016.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2017	2016(2)	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	(in millions, except percentages)
Service revenues	$7,975	$6,747	$6,302	$1,228	$445	18%	7%
Data processing revenues	7,786	6,272	5,552	1,514	720	24%	13%
International transaction revenues	6,321	4,649	4,064	1,672	585	36%	14%
Other revenues	841	823	823	18	—	2%	—%
Client incentives	(4,565)	(3,409)	(2,861)	(1,156)	(548)	34%	19%
Net operating revenues	$18,358	$15,082	$13,880	$3,276	$1,202	22%	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Our operating revenues for fiscal 2016 do not reflect revenues earned by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

•
Service revenues increased in fiscal 2017 and 2016 primarily due to 41% and 6% growth in nominal payments volume, respectively. The growth in service revenues was slower than the growth in payments volume during fiscal 2017, reflecting the inclusion of Visa Europe revenue and the resulting impact on our service revenue yield. Fiscal 2017 and 2016 growth also reflected select pricing modifications.

•
Data processing revenues increased in fiscal 2017 and 2016 due to overall growth in processed transactions of 34% and 17%, respectively. The growth in data processing revenues was slower than the growth in processed transactions, reflecting the inclusion of data processing revenues earned by Visa Europe and the resulting impact on our data processing revenue yield.

•
International transaction revenues increased in fiscal 2017 and 2016 primarily due to nominal cross-border volume growth of 79% and 37%, respectively, which includes revenues earned by Visa Europe and the resulting impact on our corresponding yield. International transaction revenue growth in fiscal 2017 and 2016 also reflected select pricing modifications, which was partially offset in fiscal 2017 by lower volatility in a broad range of currencies.

•
Client incentives increased in fiscal 2017 and 2016, reflecting overall growth in global payments volume, incentives incurred on long-term client contracts that were initiated or renewed during fiscal 2017 and 2016 and the inclusion of Visa Europe's incentives for fiscal 2017 and the fourth quarter of fiscal 2016. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth the components of our total operating expenses.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2017	2016(2)	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	(in millions, except percentages)
Personnel	$2,628	$2,226	$2,079	$402	$147	18%	7%
Marketing	922	869	872	53	(3)	6%	—%
Network and processing	620	538	474	82	64	15%	13%
Professional fees	409	389	336	20	53	5%	16%
Depreciation and amortization	556	502	494	54	8	11%	2%
General and administrative	1,060	796	547	264	249	33%	46%
Litigation provision	19	2	14	17	(12)	NM	(86)%
Visa Europe Framework Agreement loss	—	1,877	—	(1,877)	1,877	(100)%	NM
Total operating expenses(3)	$6,214	$7,199	$4,816	$(985)	$2,383	(14)%	49%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Our operating expenses for fiscal 2016 do not reflect the expenses incurred by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

(3)
Operating expenses for fiscal 2017 and 2016 include significant items that we do not believe are indicative of our operating performance as they are related to the charitable donation or the Visa Europe acquisition. See Overview within this Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total operating expenses decreased primarily due to the $1.9 billion loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe recorded during fiscal 2016. The remaining components of total operating expenses increased in fiscal 2017 primarily due to the inclusion of Visa Europe expenses. Additional factors impacting our operating expenses are discussed below.

•
Personnel expenses increased in fiscal 2017 driven by higher incentive compensation, combined with continued increase in headcount reflecting our strategy to invest for future growth. The increase in fiscal 2016 was primarily due to a severance charge related to personnel reductions including planned reductions at Visa Europe. This increase was partially offset by a decrease in contractor costs, an increase in personnel costs that were invested in and capitalized as part of technology development projects and lower incentive compensation.

•
Network and processing expenses increased in fiscal 2017 and 2016 due to fees associated with the processing of Russian domestic transactions that transitioned to the Russian NSPK during the third quarter of fiscal 2015.

•	Professional fees increased in fiscal 2016 primarily due to transaction costs incurred in connection with our acquisition of Visa Europe in 2016.

•
Depreciation and amortization expenses increased in fiscal 2017 primarily due to additional depreciation from our ongoing investments in technology assets and infrastructure to support our digital solutions and core business initiatives.

•
General and administrative expenses increased in fiscal 2017 primarily due to $192 million of expense related to the Visa Inc. shares held by Visa Europe that were received by the newly-formed Visa Foundation, as well as an increase in expense to provide product benefits to our account holders as a result of business growth. The increase in 2016 was mainly due to costs incurred related to our acquisition of Visa Europe in 2016 as well as net foreign exchange losses incurred as a result of changes in the U.S. dollar exchange rate against other currencies in which we transact.

Non-operating (Expense) Income
The following table sets forth the components of our non-operating (expense) income.

	Fiscal Year Ended September 30,			$ Change		% Change(1)
	2017	2016(2)	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	(in millions, except percentages)
Interest expense	$(563)	$(427)	$(3)	$(136)	$(424)	32%	NM
Other	113	556	(66)	(443)	622	(80)%	NM
Total non-operating (expense) income	$(450)	$129	$(69)	$(579)	$198	NM	NM

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Fiscal 2016 non-operating (expense) income includes financial results of Visa Europe for the fourth quarter of fiscal 2016, but does not reflect the financial results of Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

•
Interest expense increased during fiscal 2017 and 2016 primarily due to the issuance of fixed-rate senior notes in each respective period. See Note 8—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

•	Other non-operating (expense) income in fiscal 2016 and 2015 was primarily comprised of the following:

▪
net gains of $74 million in fiscal 2016 related to currency forward contracts entered into to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition;

▪
a foreign exchange gain of $145 million in fiscal 2016 on euro deposits as a result of holding euro-denominated bank balances for a short period in advance of the closing of the Visa Europe acquisition;

▪
a non-cash adjustment of $255 million in the first quarter of fiscal 2016 to decrease the fair value of the Visa Europe put option, which is not subject to tax, reducing the fair value of the liability to zero; and

▪	a non-cash adjustment of $110 million in the third quarter of fiscal 2015 to increase the fair value of the unamended Visa Europe put option, which is not subject to tax.
See Note 4—Fair Value Measurements and Investments and Note 11—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Effective Income Tax Rate
In February 2017, to align our corporate structure to the geographic jurisdictions in which we conduct business operations, we completed a reorganization of Visa Europe and certain other legal entities. As a result of the reorganization, we recorded a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe that were previously recorded as treasury stock.

The effective income tax rate was 43% in fiscal 2017 and 25% in fiscal 2016. The effective tax rate in fiscal 2017 differs from the effective tax rate in fiscal 2016 primarily due to:

•	the aforementioned $1.5 billion non-recurring, non-cash income tax provision related to the legal entity reorganization recorded in fiscal 2017;

•	$71 million tax benefit related to Visa Foundation's receipt of Visa Inc. shares mentioned above, recorded in fiscal 2017;

•
$70 million of excess tax benefits related to share-based payments recorded in fiscal 2017, as a result of the early adoption of Accounting Standards Update 2016-09. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report; and

•	the absence of:

▪
the effect of one-time items related to the Visa Europe acquisition recorded during fiscal 2016, the most significant of which was the $1.9 billion U.S. loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe. These one-time items impacted the geographic mix of our global income, resulting in a reduced effective tax rate in fiscal 2016;

▪	an $88 million one-time tax benefit due to the remeasurement of deferred tax liabilities as a result of the reduction in the UK tax rate enacted in fiscal 2016; and

▪	the non-taxable $255 million revaluation of the Visa Europe put option recorded in fiscal 2016.
The effective income tax rate was 25% in fiscal 2016 and 30% in fiscal 2015. The effective rate in fiscal 2016 differs from the effective tax rate in fiscal 2015 primarily due to:

•	the effect of one-time items related to the Visa Europe acquisition, as mentioned above, that impacted the geographic mix of global income resulting in a reduced effective tax rate in fiscal 2016;

•	an $88 million one-time tax benefit due to the remeasurement of deferred tax liabilities as a result of the reduction in the UK tax rate enacted in fiscal 2016;

•	the non-taxable $255 million revaluation of the Visa Europe put option recorded in fiscal 2016; and

•
the absence of a $296 million tax benefit recognized in fiscal 2015 resulting from the resolution of uncertain tax positions with taxing authorities. Included in the $296 million was a one-time $239 million tax benefit that related to prior fiscal years.

Adjusted effective income tax rate. Our financial results for fiscal 2017 and 2016 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in the prior or future years, as they are either non-recurring or have no cash impact. As such, we have presented our adjusted effective income tax rate in the tables below, which we believe provides a clearer understanding of our operating performance in fiscal 2017 and 2016. See Overview—Adjusted financial results within this Management's Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the table below.

	Fiscal 2017
	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)

As reported	$11,694	$4,995	42.7%
Elimination of deferred tax balances	—	(1,515)
Charitable contribution	192	71
As adjusted	$11,886	$3,551	29.9%

	Fiscal 2016
	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)

As reported	$8,012	$2,021	25.2%
Severance cost	110	38
Remeasurement of deferred tax liability	—	88
Acquisition-related costs	152	56
Visa Europe Framework Agreement loss	1,877	693
Net gains on currency forward contracts	(74)	(27)
Foreign exchange gain on euro deposits	(145)	(54)
Revaluation of Visa Europe put option	(255)	—
As adjusted	$9,677	$2,815	29.1%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate changes are calculated based on unrounded numbers.
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
Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	2017	2016	2015
	(in millions)
Total cash provided by (used in):
Operating activities	$9,208	$5,574	$6,584
Investing activities	735	(10,916)	(1,435)
Financing activities	(5,924)	7,477	(3,603)
Effect of exchange rate changes on cash and cash equivalents	236	(34)	1
Increase in cash and cash equivalents	$4,255	$2,101	$1,547

Operating activities. Cash provided by operating activities in fiscal 2017 was impacted by the inclusion of Visa Europe in our results for the full year, while fiscal 2016 had one quarter of results that included Visa Europe. Other factors impacting cash provided by operating activities include:

•	$1.9 billion of the consideration paid in the Visa Europe acquisition during fiscal 2016 related to the effective settlement of the Framework Agreement between us and Visa Europe;

•	payments of $489 million and $244 million of interest on the outstanding senior notes during fiscal 2017 and 2016, respectively; and

•	payments of $426 million made from the U.S. litigation escrow account and a related decrease of approximately $157 million of income taxes paid during fiscal 2015.
The cash inflows and outflows related to the U.S. litigation escrow account are also reflected as offsetting cash flows within financing activities for their respective years as they are covered by the U.S. retrospective responsibility plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Investing activities. Cash provided by investing activities in fiscal 2017 reflected net proceeds from maturities and sales of available-for-sale investment securities. Cash used in investing activities in fiscal 2016 primarily reflected the up-front cash consideration paid in the Visa Europe acquisition, offset by $2.8 billion of cash held by Visa Europe at the closing of the transaction in fiscal 2016. See Note 2—Visa Europe to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. Cash used in investing activities in fiscal 2015 reflected net purchases of available-for-sale securities.
Financing activities. Cash used in financing activities in fiscal 2017 primarily reflected $6.9 billion used to repurchase class A common stock in the open market and $1.6 billion of dividend payments, partially offset by $2.5 billion net aggregate proceeds received from our debt issuance completed in September 2017. Cash provided by financing activities in fiscal 2016 primarily reflected $15.9 billion net aggregate proceeds received from our debt issuance completed in December 2015, partially offset by $7.0 billion used to repurchase class A common stock in the open market and $1.4 billion of dividend payments. Cash used in financing activities in fiscal 2015 reflected payments of $426 million made from the U.S. litigation escrow account in connection with the interchange multidistrict litigation that offset the impacts discussed above within operating activities, as they are covered by the U.S. retrospective responsibility plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans, Note 8—Debt, Note 13—Stockholders' Equity and Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries, primarily attributable to undistributed earnings, totaled $6.9 billion at September 30, 2017. Following our legal entity reorganization in the second quarter of fiscal 2017, we returned net $5.0 billion of cash held by our foreign subsidiaries to the United States in fiscal 2017. This transaction did not constitute a return of undistributed earnings and was not subject to U.S. income taxes. If it were necessary to repatriate the undistributed earnings of our foreign subsidiaries for use in the United States, we would be required to pay U.S. income taxes on the repatriated earnings. It is our intent to indefinitely reinvest the majority of the undistributed earnings outside of the United States. As such, we have not accrued any U.S. income tax provision in our financial results related to approximately $12.9 billion of undistributed earnings of our foreign subsidiaries. The amount of income taxes that would have resulted had these undistributed earnings been repatriated is not practicably determinable.
Available-for-sale investment securities. Our investment portfolio is designed to invest excess cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio primarily consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The majority of these investments, $3.5 billion, are classified as current and are available to meet short-term liquidity needs. The remaining non-current investments have stated maturities of more than one year from the balance sheet date, however, are also generally available to meet short-term liquidity needs.

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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under the program at September 30, 2017. See Note 8—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Credit facility. On January 27, 2016, we entered into an unsecured $4.0 billion revolving credit facility. On January 27, 2017, we extended the term of the credit facility, which will now expire on January 27, 2022. There were no borrowings under the credit facility as of September 30, 2017 and we were in compliance with all related covenants as of and during the year ended September 30, 2017. See Note 8—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Universal shelf registration statement. In July 2015, we filed a registration statement with the SEC using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. This registration statement expires in July 2018.
Long-term debt. In September 2017, we issued fixed-rate senior notes in an aggregate principal amount of $2.5 billion, with maturities ranging between 5 and 30 years. We also issued in December 2015 fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Subsequent to our fiscal year-end, in October 2017, we used the majority of the proceeds from the September 2017 debt issuance to redeem the $1.75 billion of senior notes that was scheduled to mature in December 2017. We are not subject to any financial covenants and did not experience any changes to our investment credit ratings as a result of these debt issuances. See Note 8—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
U.S. Litigation escrow account. Pursuant to the terms of the U.S. retrospective responsibility plan, we maintain a U.S. litigation escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be payable. When we fund the U.S. litigation escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. The balance in this account at September 30, 2017, was $1.0 billion and is reflected as restricted cash in our consolidated balance sheet. As these funds are restricted for the sole purpose of making payments related to the U.S. covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs.
Credit Ratings
At September 30, 2017, our credit ratings by Standard and Poor’s and Moody’s were as follows:

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

Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a net receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2017, we were not required to fund settlement-related working capital. Our average daily net settlement position was a net payable of $426 million. We hold about $7 billion of available liquidity, in the form of cash, cash equivalents and available-for-sale investment securities, to fund daily settlement in the event one or more of our financial institution clients are unable to settle.
U.S. covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the U.S. covered litigation. As noted above, monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are payable from the U.S. litigation escrow account. During fiscal 2017, we made no covered litigation payments that were funded from the U.S. litigation escrow account. At September 30, 2017, the U.S. litigation escrow account had an available balance of $1.0 billion. In June 2016, the approval of the 2012 Settlement Agreement was reversed by the U.S. Court of Appeals for the Second Circuit. Until the appeals process is complete, it is uncertain whether the Company will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement. If the Settlement Agreement is terminated and no further agreement is reached regarding funds previously paid from the litigation account into settlement funds pursuant to the Settlement Agreement, we will have the right to approximately $3.0 billion, which would be returned to the U.S. litigation escrow account. This will increase our taxable income, thereby increasing our taxes to be paid by approximately $1.1 billion. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Other litigation. Judgments in and settlements of litigation, other than the U.S. covered litigation, including VE territory covered litigation or other fines imposed in investigations and proceeding, could give rise to future liquidity needs.
Common stock repurchases. During fiscal 2017, we repurchased 77 million shares of our class A common stock in the open market using $6.9 billion of cash on hand. As of September 30, 2017, we had remaining authorized funds of $3.9 billion. In April 2017 our board of directors authorized a share repurchase program for $5.0 billion. This authorization has no expiration date. All share repurchase programs authorized prior to April 2017 have been completed. See Note 13—Stockholders' Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Dividends. During fiscal 2017, we declared and paid $1.6 billion in dividends. In October 2017, our board of directors declared a quarterly dividend in the aggregate amount of $0.195 per share of class A common stock (determined in the case of class B and C common stock and series B and C preferred stock on an as-converted basis). We expect to pay approximately $459 million in connection with this dividend on December 5, 2017. See Note 13—Stockholders' Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Pension and other postretirement benefits. We sponsor various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States. As a result of the acquisition of Visa Europe, we assumed the obligations related to Visa Europe's defined benefit plan, primarily consisting of the UK pension plans. Our policy with respect to our U.S. qualified pension plan is to contribute annually in September of each year, an amount not less than the minimum required under the Employee Retirement Income Security Act. Our U.S. non-qualified pension and other postretirement benefit plans are funded on a current basis. In relation to the Visa Europe UK pension plans, our funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of our UK pension plans. Additional amounts may be agreed with the UK pension plan trustees. In fiscal 2017, 2016 and 2015, we made contributions to our U.S. pension and other postretirement benefit plans of $12 million, $4 million and $19 million, respectively. For Visa Europe's UK pension plans, we made contributions of $5 million and $102 million in fiscal 2017 and 2016, respectively, subsequent to the acquisition date as agreed upon with the trustees to improve the funding level of the plans. In fiscal 2018, given current projections and assumptions, we anticipate funding our U.S. pension and other postretirement benefit plans and Visa Europe's UK defined benefit pension plans by approximately $3 million and $5 million, respectively. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. See Note 9—Pension, Postretirement and Other Benefits to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Capital expenditures. Our capital expenditures increased during fiscal 2017, due to investments in technology, infrastructure and growth initiatives. We expect to continue investing in technology assets and payments system infrastructure to support our digital solutions and core business initiatives.
Acquisitions. In February 2017, we acquired a business using $302 million of cash on hand, primarily reflecting total purchase price less cash received. The acquisition will help Visa's clients and merchant partners accelerate digital commerce. On June 21, 2016, we acquired 100% of the share capital of Visa Europe, a payments technology business. The acquisition positions us to create additional value through increased scale, efficiencies realized by the integration of both businesses, and benefits related to Visa Europe's transition from an association to a for-profit enterprise. We paid up-front cash consideration of €12.2 billion ($13.9 billion) and issued preferred stock convertible upon certain conditions into approximately 79 million shares of class A common stock, equivalent to a value of €5.3 billion ($6.1 billion) at the closing stock price of $77.33 on June 21, 2016. Also, in connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of the acquisition. See Note 2—Visa Europe and Note 6—Intangible Assets and Goodwill to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Fair Value Measurements—Financial Instruments
The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2017, our financial instruments measured at fair value on a recurring basis included approximately $14.3 billion of assets and $98 million of liabilities. None of these instruments were valued using significant unobservable inputs. See Note 4—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily comprised of guarantees and indemnifications. Visa has no off-balance sheet debt, other than lease and purchase order commitments, as discussed below and reflected in our contractual obligations table.
Indemnifications
We indemnify our financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our rules. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain global credit settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 10—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients and partners under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material, expected or contractually committed future obligation as of September 30, 2017. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Long-term debt(1)	$2,298	$1,074	$4,974	$18,386	$26,732
Purchase orders(2)	827	124	26	2	979
Leases(3)	155	187	121	163	626
Client incentives(4)	6,306	8,475	6,663	5,344	26,788
Marketing and sponsorship(5)	124	235	73	—	432
Dividends(6)	459	—	—	—	459
Deferred purchase consideration(7)	—	1,331	—	—	1,331
Total(8),(9)	$10,169	$11,426	$11,857	$23,895	$57,347

(1)
Amounts presented include payments for both interest and principal. Also see Note 8—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(2)
Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction.

(3)	Includes operating leases for premises, equipment and software licenses, which range in terms from less than one year to twenty years.

(4)
Future cash payments for long-term contracts with financial institution clients and other business partners is unknowable due to the inherent unpredictability of payment and transaction volume. These agreements, which range in terms from one to sixteen years, can provide card issuance and/or conversion support, volume/growth targets and marketing and program support based on specific performance requirements. These payment amounts are our best estimates and will likely change materially based on actual client performance, amendments to existing contracts or the execution of new contracts. Related amounts disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements represent the associated expected reduction of revenue related to these agreements, which are also estimates that will likely change materially due to the same factors described above.

(5)
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

(6)
Includes expected dividend amount of $459 million as dividends were declared in October 2017 and will be paid on December 5, 2017 to all holders of record of Visa's common stock as of November 17, 2017.

(7)
On June 21, 2016, we acquired 100% of the share capital of Visa Europe. In connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of the Visa Europe acquisition. Amount presented was converted to U.S. dollar at the September 30, 2017 exchange rate. See Note 2—Visa Europe to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(8)
We have liabilities for uncertain tax positions of $1.1 billion. At September 30, 2017, we had also accrued $84 million of interest and $34 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements, if any, associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(9)
We evaluate the need to make contributions to our pension plan after considering the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. Expected contributions to our pension plan have not been included in the table as such amounts are dependent upon the considerations discussed above, and may result in a wide range of amounts. See Note 9—Pension, Postretirement and Other Benefits to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report and the Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require us to make judgments, assumptions and estimates that affect the amounts reported. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. We have established policies and control procedures which seek to ensure that estimates and assumptions are appropriately governed and applied consistently from period to period. However, actual results could differ from our assumptions and estimates, and such differences could be material.
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
Assumptions and judgment. Estimation of client incentives relies on forecasts of payments volume, card issuance and card conversion. Performance is estimated using client-reported information, transactional information accumulated from our systems, historical information and discussions with our clients, merchants and business partners.
Impact if actual results differ from assumptions. If actual performance or recoverable cash flows are not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2017, client incentives represented 20% of gross operating revenues.
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
Our U.S. retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation. The plan's mechanisms include the use of the U.S. litigation escrow account. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. We did not record an accrual for the U.S. covered litigation during fiscal 2017. Our Europe retrospective responsibility plan only covers Visa Europe territory covered litigation (and resultant liabilities and losses) relating to the covered period, subject to certain limitations, and does not cover any fines or penalties incurred in the European Commission proceedings or any other matter. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Impact if actual results differ from assumptions. Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations. See Note 19—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

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
The aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $3.1 billion and $2.7 billion at September 30, 2017 and 2016, respectively. The aggregate notional amount outstanding at September 30, 2017 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. The effect of a hypothetical 10% increase or decrease in the value of the functional currencies is estimated to create an additional fair value gain of approximately $210 million or loss of approximately $250 million, respectively, on our foreign currency forward contracts outstanding at September 30, 2017. See Note 1—Summary of Significant Accounting Policies and Note 11—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
On June 21, 2016, we acquired 100% of the share capital of Visa Europe. On the third anniversary of the Closing, we will pay additional purchase consideration of €1 billion, plus 4.0% compounded annual interest. See Note 2—Visa Europe to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. As such, we are exposed to foreign currency exchange rate risk with respect to fluctuations of the U.S. dollar against the euro. A hypothetical 10% decline in the U.S. dollar against the euro, compared to the exchange rate at September 30, 2017, would increase the deferred purchase consideration liability by $130 million, including interest.

We are further exposed to foreign currency exchange rate risk as the functional currency of Visa Europe is the euro. Translation from the euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. A hypothetical 10% change in the euro against the U.S. dollar compared to the exchange rate at September 30, 2017, would result in a foreign currency translation adjustment of $2 billion. We designate a portion of our euro-denominated deferred consideration liability as a net investment hedge against a portion of the foreign exchange rate exposure of our net investment of $18.8 billion in Visa Europe. Changes in the value of the deferred cash consideration liability, attributable to a change in exchange rates at the end of each reporting period, partially offset the foreign currency translation of the Company's net investment recorded in accumulated other comprehensive income in the Company's consolidated balance sheet. See Note 1—Summary of Significant Accounting Policies and Note 11—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
The fair value balances of our fixed-rate investment securities at September 30, 2017 and 2016 were $6.4 billion and $5.1 billion, respectively. A hypothetical 100 basis point increase or decrease in interest rates would create an estimated change in fair value of approximately $29 million on our fixed-rate investment securities at September 30, 2017. The fair value balances of our adjustable-rate debt securities were $1.8 billion and $2.2 billion at September 30, 2017 and 2016, respectively.
Pension Plan Risk
At September 30, 2017 and 2016, our U.S. defined benefit pension plan assets were $1.1 billion at each year end, and projected benefit obligations were $0.9 billion and $1.1 billion, respectively. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $241 million in the funded status and an increase of approximately $44 million in pension cost.
At September 30, 2017 and 2016, our non-U.S. defined benefit pension plan assets were $433 million and $415 million, respectively, and projected benefit obligations were $433 million and $474 million, respectively. A material adverse decline in the value of pension plan assets and/or the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $157 million in the funded status and an increase of approximately $11 million in pension cost.
We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plan for fiscal 2018, if any, which would be made in September 2018.

ITEM 8.	Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Visa Inc.:
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2017. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2017, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
November 16, 2017

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016
	(in millions, except par value data)
Assets
Cash and cash equivalents	$9,874	$5,619
Restricted cash—U.S. litigation escrow (Note 3)	1,031	1,027
Investment securities (Note 4):
Trading	82	71
Available-for-sale	3,482	3,248
Settlement receivable	1,422	1,467
Accounts receivable	1,132	1,041
Customer collateral (Note 10)	1,106	1,001
Current portion of client incentives	344	284
Prepaid expenses and other current assets	550	555
Total current assets	19,023	14,313
Investment securities, available-for-sale (Note 4)	1,926	3,931
Client incentives	591	448
Property, equipment and technology, net (Note 5)	2,253	2,150
Other assets	1,226	893
Intangible assets, net (Note 2 and Note 6)	27,848	27,234
Goodwill (Note 2 and Note 6)	15,110	15,066
Total assets	$67,977	$64,035
Liabilities
Accounts payable	$179	$203
Settlement payable	2,003	2,084
Customer collateral (Note 10)	1,106	1,001
Accrued compensation and benefits	757	673
Client incentives	2,089	1,976
Accrued liabilities (Note 7)	1,129	1,128
Current maturities of long-term debt (Note 8)	1,749	—
Accrued litigation (Note 19)	982	981
Total current liabilities	9,994	8,046
Long-term debt (Note 8)	16,618	15,882
Deferred tax liabilities (Note 18)	5,980	4,808
Deferred purchase consideration	1,304	1,225
Other liabilities (Note 7)	1,321	1,162
Total liabilities	35,217	31,123
Commitments and contingencies (Note 16)

Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 2 and Note 13)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at September 30, 2017 and 2016 (Note 2 and Note 13)	2,326	2,516
Series C convertible participating preferred stock, 3 shares issued and outstanding at September 30, 2017and 2016 (Note 2 and Note 13)	3,200	3,201
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,818 and 1,871 shares issued and outstanding at September 30, 2017 and 2016, respectively (Note 13)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2017 and 2016 (Note 13)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 13 and 17 shares issued and outstanding at September 30, 2017 and 2016, respectively (Note 13)	—	—
Treasury stock (Note 13)	—	(170)
Right to recover for covered losses (Note 3)	(52)	(34)
Additional paid-in capital	16,900	17,395
Accumulated income	9,508	10,462
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	73	36
Defined benefit pension and other postretirement plans	(76)	(225)
Derivative instruments classified as cash flow hedges	(36)	(50)
Foreign currency translation adjustments	917	(219)
Total accumulated other comprehensive income (loss), net	878	(458)
Total equity	32,760	32,912
Total liabilities and equity	$67,977	$64,035

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2017	2016 (1)	2015
	(in millions, except per share data)
Operating Revenues
Service revenues	$7,975	$6,747	$6,302
Data processing revenues	7,786	6,272	5,552
International transaction revenues	6,321	4,649	4,064
Other revenues	841	823	823
Client incentives	(4,565)	(3,409)	(2,861)
Net operating revenues	18,358	15,082	13,880

Operating Expenses
Personnel	2,628	2,226	2,079
Marketing	922	869	872
Network and processing	620	538	474
Professional fees	409	389	336
Depreciation and amortization	556	502	494
General and administrative	1,060	796	547
Litigation provision (Note 19)	19	2	14
Visa Europe Framework Agreement loss	—	1,877	—
Total operating expenses	6,214	7,199	4,816
Operating income	12,144	7,883	9,064

Non-operating (Expense) Income
Interest expense	(563)	(427)	(3)
Other (Note 4 and Note 11)	113	556	(66)
Total non-operating (expense) income	(450)	129	(69)
Income before income taxes	11,694	8,012	8,995
Income tax provision (Note 18)	4,995	2,021	2,667
Net income	$6,699	$5,991	$6,328

Basic earnings per share (Note 14)
Class A common stock	$2.80	$2.49	$2.58
Class B common stock	$4.62	$4.10	$4.26
Class C common stock	$11.21	$9.94	$10.33

Basic weighted-average shares outstanding (Note 14)
Class A common stock	1,845	1,906	1,954
Class B common stock	245	245	245
Class C common stock	14	19	22

Diluted earnings per share (Note 14)
Class A common stock	$2.80	$2.48	$2.58
Class B common stock	$4.61	$4.09	$4.25
Class C common stock	$11.19	$9.93	$10.30

Diluted weighted-average shares outstanding (Note 14)
Class A common stock	2,395	2,414	2,457
Class B common stock	245	245	245
Class C common stock	14	19	22

(1)
The Company did not include Visa Europe's financial results in the Company's consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. The Company's consolidated statement of operations for the year ended September 30, 2016 includes Visa Europe's financial results for the three months ended September 30, 2016. See Note 2—Visa Europe.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2017	2016	2015
	(in millions)
Net income	$6,699	$5,991	$6,328
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain (loss)	60	51	(21)
Income tax effect	(24)	(18)	8
Reclassification adjustment for net loss (gain) realized in net income	1	(3)	(21)
Income tax effect	—	1	8
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit	183	(106)	(122)
Income tax effect	(54)	36	45
Amortization of actuarial loss (gain) and prior service credit realized in net income	32	10	(1)
Income tax effect	(12)	(4)	1
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(22)	(74)	172
Income tax effect	15	9	(51)
Reclassification adjustment for net loss (gain) realized in net income	33	(103)	(102)
Income tax effect	(12)	35	26
Foreign currency translation adjustments	1,136	(218)	1
Other comprehensive income (loss), net of tax	1,336	(384)	(57)
Comprehensive income	$8,035	$5,607	$6,271

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2014	1,978		245	22	$18,299	$9,131	$(17)	$27,413
Net income						6,328		6,328
Other comprehensive loss, net of tax							(57)	(57)
Comprehensive income								6,271
Conversion of class C common stock upon sale into public market	11			(2)				—
Issuance and vesting of restricted stock and performance-based shares	4							—
Share-based compensation, net of forfeitures (Note 15)	(1)	(1)			187			187
Restricted stock and performance-based shares settled in cash for taxes	(1)				(108)			(108)
Excess tax benefit for share-based compensation					84			84
Cash proceeds from issuance of common stock under employee equity plans	3				82			82
Cash dividends declared and paid, at a quarterly amount of $0.12 per as-converted share						(1,177)		(1,177)
Repurchase of class A common stock	(44)				(471)	(2,439)		(2,910)
Balance as of September 30, 2015	1,950		245	20	$18,073	$11,843	$(74)	$29,842

(1)	Decrease in Class A common stock related to forfeitures of restricted stock awards.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock(1)		Common Stock				Preferred Stock	Treasury Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2015	—	—	1,950		245	20	$—	$—	$—	$18,073	$11,843	$(74)	$29,842
Net income											5,991		5,991
Other comprehensive loss, net of tax												(384)	(384)
Comprehensive income													5,607
Issuance of preferred stock (Note 2 and Note 13)	2	3					5,717						5,717
VE territory covered losses incurred (Note 3)									(34)				(34)
Class C common stock held by Visa Europe, a wholly-owned subsidiary of Visa Inc. (Note 13)						(1)		(170)					(170)
Conversion of class C common stock upon sale into public market			8			(2)							—
Issuance and vesting of restricted stock and performance-based shares			2										—
Share-based compensation, net of forfeitures (Note 15)			—	(2)						221			221
Restricted stock and performance-based shares settled in cash for taxes			(1)							(92)			(92)
Excess tax benefit for share-based compensation										63			63
Cash proceeds from issuance of common stock under employee equity plans			3							95			95
Cash dividends declared and paid, at a quarterly amount of $0.14 per as-converted share											(1,350)		(1,350)
Repurchase of class A common stock (Note 13)			(91)							(965)	(6,022)		(6,987)
Balance as of September 30, 2016	2	3	1,871		245	17	$5,717	$(170)	$(34)	$17,395	$10,462	$(458)	$32,912

(1)	Series B and C preferred stock are alternatively referred to as UK&I and Europe preferred stock, respectively.

(2)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock(1)		Common Stock				Preferred Stock	Treasury Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2016	2	3	1,871		245	17	$5,717	$(170)	$(34)	$17,395	$10,462	$(458)	$32,912
Net income											6,699		6,699
Other comprehensive income, net of tax												1,336	1,336
Comprehensive income													8,035
VE territory covered losses incurred (Note 3)									(209)				(209)
Recovery through conversion rate adjustment (Note 3 and Note 13)							(191)		191				—
Charitable contribution of Visa Inc. shares (Note 13 and Note 18)			2					170					170
Treasury stock appreciation, net of tax										14			14
Conversion of class C common stock upon sales into public market			17			(4)							—
Issuance and vesting of restricted stock and performance-based shares			2										—
Share-based compensation, net of forfeitures (Note 15)			—	(2)						235			235
Restricted stock and performance-based shares settled in cash for taxes			(1)							(76)			(76)
Cash proceeds from issuance of common stock under employee equity plans			4							149			149
Cash dividends declared and paid, at a quarterly amount of $0.165 per as-converted share (Note 13)											(1,579)		(1,579)
Repurchase of class A common stock (Note 13)			(77)							(817)	(6,074)		(6,891)
Balance as of September 30, 2017	2	3	1,818		245	13	$5,526	$—	$(52)	$16,900	$9,508	$878	$32,760

(1)	Series B and C preferred stock are alternatively referred to as UK&I and Europe preferred stock, respectively.

(2)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2017	2016	2015
	(in millions, except noted otherwise)
Operating Activities
Net income	$6,699	$5,991	$6,328
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	4,565	3,409	2,861
Fair value adjustment for the Visa Europe put option	—	(255)	110
Share-based compensation (Note 15)	235	221	187
Excess tax benefit for share-based compensation	—	(63)	(84)
Depreciation and amortization of property, equipment, technology and intangible assets	556	502	494
Deferred income taxes	1,700	(764)	195
Right to recover for covered losses recorded in equity (Note 3)	(209)	(9)	—
Charitable contribution of Visa Inc. shares (Note 13 and Note 18)	192	—	—
Other	50	64	24
Change in operating assets and liabilities:
Settlement receivable	94	391	378
Accounts receivable	(54)	(65)	(19)
Client incentives	(4,628)	(3,508)	(2,970)
Other assets	(252)	(315)	(41)
Accounts payable	(30)	43	(13)
Settlement payable	(176)	(302)	(552)
Accrued and other liabilities	465	277	118
Accrued litigation (Note 19)	1	(43)	(432)
Net cash provided by operating activities	9,208	5,574	6,584
Investing Activities
Purchases of property, equipment, technology and intangible assets	(707)	(523)	(414)
Proceeds from sales of property, equipment and technology	12	—	10
Investment securities, available-for-sale:
Purchases	(3,238)	(10,426)	(2,850)
Proceeds from maturities and sales	5,012	9,119	1,925
Acquisitions, net of $2.8 billion cash received from Visa Europe (Note 2)	(302)	(9,082)	(93)
Purchases of / contributions to other investments	(46)	(10)	(25)
Proceeds / distributions from other investments	4	6	12
Net cash provided by (used in) investing activities	735	(10,916)	(1,435)
Financing Activities
Repurchase of class A common stock (Note 13)	(6,891)	(6,987)	(2,910)
Treasury stock—class C common stock (Note 13)	—	(170)	—
Dividends paid (Note 13)	(1,579)	(1,350)	(1,177)
Proceeds from issuance of senior notes (Note 8)	2,488	15,971	—
Debt issuance costs (Note 8)	(15)	(98)	—
Payments from U.S. litigation escrow account—U.S. retrospective responsibility plan (Note 3 and Note 19)	—	45	426
Cash proceeds from issuance of common stock under employee equity plans	149	95	82
Restricted stock and performance-based shares settled in cash for taxes	(76)	(92)	(108)
Excess tax benefit for share-based compensation	—	63	84
Net cash (used in) provided by financing activities	(5,924)	7,477	(3,603)
Effect of exchange rate changes on cash and cash equivalents	236	(34)	1
Increase in cash and cash equivalents	4,255	2,101	1,547
Cash and cash equivalents at beginning of year	5,619	3,518	1,971
Cash and cash equivalents at end of year	$9,874	$5,619	$3,518
Supplemental Disclosure
Series B and C convertible participating preferred stock issued in Visa Europe acquisition (Note 3)	$—	$5,717	$—
Deferred purchase consideration recorded for Visa Europe acquisition (Note 2)	$—	$1,236	$—
Income taxes paid, net of refunds	$3,038	$2,842	$2,486
Interest payments on debt	$489	$244	$—
Accruals related to purchases of property, equipment, technology and intangible assets	$50	$42	$81

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. ("Visa" or the "Company") is a global payments technology company that enables fast, secure and reliable electronic payments across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. ("Visa U.S.A."), Visa International Service Association ("Visa International"), Visa Worldwide Pte. Limited, Visa Europe Limited ("Visa Europe"), Visa Canada Corporation ("Visa Canada"), Inovant LLC and CyberSource Corporation, operate one of the world's largest retail electronic payments network — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables us to provide its financial institution and merchant clients a wide range of products, platforms and value-added services. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa's financial institution clients.
On June 21, 2016, Visa acquired 100% of the share capital of Visa Europe. See Note 2—Visa Europe. In February 2017, the Company completed a reorganization of Visa Europe and certain other legal entities to align the Company's corporate structure to the geographic jurisdictions in which it conducts business operations. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe that were previously recorded as treasury stock. See Note 18—Income Taxes.
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
On March 18, 2015, the Company completed a four-for-one split of its class A common stock effected in the form of a stock dividend. All per share amounts and number of shares outstanding in the consolidated financial statements and accompanying notes are presented on a post-split basis. See Note 13—Stockholders' Equity.
The Company's activities are interrelated, and each activity is dependent upon and supportive of the other. All significant operating decisions are based on analysis of Visa as a single global business. Accordingly, the Company has one reportable segment, Payment Services.
The Company revised certain fiscal 2016 amounts on the consolidated statements of cash flows to correct a presentation error in gross investing activity. Purchases and proceeds from maturities and sales of investment securities were each reduced by $17.6 billion, from $28.0 billion and $26.7 billion, respectively, to $10.4 billion and $9.1 billion, respectively. The previously reported amounts included purchases and sales of securities, using the proceeds of the Company's December 2015 debt offering, that had a maturity of 90 days or less. These securities are therefore considered cash and cash equivalents for financial reporting purposes and should not have been included in the gross investing activity. The correction did not affect the Company's total cash flows from investing activities, and there was no impact on the Company's financial position, total operating revenues, net income, or comprehensive income as of and for the periods presented.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Restricted cash—U.S. litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. See Note 3—U.S. and Europe Retrospective Responsibility Plans and Note 19—Legal Matters for a discussion of the U.S. covered litigation. The escrow funds are held in money market investments, together with the interest earned, less applicable taxes payable, and classified as restricted cash on the consolidated balance sheets. Interest earned on escrow funds is included in non-operating income on the consolidated statements of operations.
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
Level 3—Inputs to the valuation methodology are unobservable and cannot be corroborated by observable market data. The Company did not have any Level 3 assets or liabilities at September 30, 2017 and 2016.
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
September 30, 2017

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
Financial instruments. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash—U.S. litigation escrow, trading and available-for-sale investment securities, settlement receivable and payable, customer collateral, non-marketable equity investments, settlement risk guarantee, and derivative instruments. See Note 4—Fair Value Measurements and Investments.
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
Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure their performance of settlement obligations arising from Visa payment products are processed in accordance with the Company's rules. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets, excluding cash collateral held by Visa Europe as its clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settled obligations. Non-cash collateral assets are held on behalf of the Company by a third party and are not recorded on the consolidated balance sheets. See Note 10—Settlement Guarantee Management.
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
The Company evaluates the recoverability of long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted net future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. See Note 5—Property, Equipment and Technology, Net.
Leases. The Company enters into operating and capital leases for the use of premises, software and equipment. Rent expense related to operating lease agreements, which may or may not contain lease incentives, is primarily recorded on a straight-line basis over the lease term.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Intangible assets, net. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.
Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and trade names obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 3 to 15 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2017. See Note 6—Intangible Assets and Goodwill.
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
The Company completed its annual impairment review of indefinite-lived intangible assets as of February 1, 2017, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company's indefinite-lived intangible assets existed as of September 30, 2017.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of February 1, or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company evaluated its goodwill for impairment on February 1, 2017, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2017.
Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company's defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company's estimates. The Company expenses legal costs as incurred in professional fees in the consolidated statements of operations. See Note 19—Legal Matters.
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
September 30, 2017

International transaction revenues are earned for cross-border transaction processing and currency conversion activities. Cross-border transactions arise when the country of origin of the issuer is different from that of the merchant. International transaction revenues are primarily generated by cross-border payments and cash volume.
Other revenues consist mainly of license fees for use of the Visa brand, fees for account holder services, licensing and certification and other activities related to the Company's acquired entities. Other revenues also include optional service or product enhancements, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are rendered. Prior to the acquisition of Visa Europe (see Note 2—Visa Europe), other revenues also included revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement.
Client incentives. The Company enters into long-term contracts with financial institution clients, merchants and strategic partners for various programs designed to build payments volume, increase Visa product acceptance, win merchant routing transactions over Visa's network and drive innovation. These incentives are primarily accounted for as reductions to operating revenues or as operating expenses if a separate identifiable benefit at fair value can be established. The Company generally capitalizes advance incentive payments under these agreements if select criteria are met. The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability language (e.g., early termination clauses), management's ability and intent to enforce the recoverability language and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Incentives not yet paid are accrued systematically and rationally based on management's estimate of each client's performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. See Note 16—Commitments and Contingencies.
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
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to uncertain tax positions as non-operating expense in the consolidated statements of operations. The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. The Company elects to claim foreign tax credits in any given year if such election is beneficial to the Company. See Note 18—Income Taxes.
Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on a cash flow matching analysis, with the projected benefit payments matching spot rates from a yield curve developed from high-quality corporate bonds. The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, which is approximately 9 years for the U.S. plans and 11 years for the Visa Europe UK pension plan. Other assumptions involve demographic factors such as

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.
The Company recognizes the funded status of its benefit plans in its consolidated balance sheets as other assets, accrued liabilities and other liabilities. The Company recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, when certain thresholds are met. See Note 9—Pension, Postretirement and Other Benefits.
Foreign currency remeasurement and translation. The Company's functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe whose functional currency is the euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2017, 2016 and 2015.
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
Derivatives are carried at fair value on a gross basis in either prepaid and other current assets, non-current other assets, accrued liabilities or non-current other liabilities on the consolidated balance sheets. At September 30, 2017, derivatives outstanding mature within 12 months or less. Gains and losses resulting from changes in fair value of designated derivative instruments are accounted for either in accumulated other comprehensive income or loss on the consolidated balance sheets, or in the consolidated statements of operations in the corresponding account where revenue or expense is hedged, or to general and administrative for hedge amounts determined to be ineffective. Gains and losses resulting in changes in fair value of derivative instruments not designated for hedge accounting are recorded in general and administrative for hedges of operating activity, or non-operating income (expense) for hedges of non-operating activity. See Note 11—Derivative and Non-derivative Financial Instruments.
Non-derivative financial instrument designated as a net investment hedge. The Company designated the euro-denominated deferred cash consideration liability, a non-derivative financial instrument, as a hedge against a portion of the Company's euro-denominated net investment in Visa Europe. Changes in the value of the deferred cash consideration liability, attributable to the change in exchange rates at the end of each reporting period, partially offset the foreign currency translation adjustments resulting from the euro-denominated net investment, are reported as a component of accumulated other comprehensive income or loss on the Company's consolidated balance sheet. See Note 11—Derivative and Non-derivative Financial Instruments.
Guarantees and indemnifications. The Company recognizes an obligation at inception for guarantees and indemnifications that qualify for recognition, regardless of the probability of occurrence. The Company indemnifies its financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with the Visa rules. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets and is described in Note 10—Settlement Guarantee Management.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Share-based compensation. The Company recognizes share-based compensation cost using the fair value method of accounting. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance and market-condition-based awards is recognized on a graded-vesting basis. The amount is initially estimated based on target performance and is adjusted as appropriate based on management's best estimate throughout the performance period. See Note 15—Share-based Compensation.
Earnings per share. The Company calculates earnings per share using the two-class method to reflect the different rights of each class and series of outstanding common stock. The dilutive effect of incremental common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. See Note 14—Earnings Per Share.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The Company will adopt the standard effective October 1, 2018, and expects to adopt the standard using the modified retrospective transition method. The Company expects that the new standard will primarily impact recognition timing for certain fixed incentives and price discounts provided to clients, and the classification of certain client incentives between contra revenues and operating expenses. The Company is still in the process of quantifying the full effect that ASU 2014-09 and all of its related subsequent updates will have on its consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU No. 2014-12, which requires a performance target in stock compensation awards that affects vesting, and is achievable after the requisite service period, be treated as a performance condition. The Company adopted the standard effective October 1, 2016. The adoption did not have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, which provides guidance about a customer's accounting for fees paid in a cloud computing arrangement. The amendment will help entities evaluate whether such an arrangement includes a software license, which should be accounted for consistent with the acquisition of other software licenses; otherwise, it should be accounted for as a service contract. The Company adopted the standard effective October 1, 2016. The adoption did not have a material impact on the consolidated financial statements.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows related to excess tax benefits and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company elected to early adopt the standard effective October 1, 2016. The adoption had the following impact on the consolidated financial statements:

•
The Company recorded excess tax benefits of $70 million in its provision for income taxes rather than as an increase to additional paid-in capital for the year ended September 30, 2017 on a prospective basis. Therefore, the prior period presented has not been adjusted.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share, which did not have a material impact on the Company's diluted earnings per share for the year ended September 30, 2017.

•
The Company elected to apply the presentation requirement for cash flows related to excess tax benefits prospectively, and thus, the prior period presented has not been adjusted. This adoption resulted in an increase to both net cash provided by operating activities and net cash used in financing of $70 million for the year ended September 30, 2017.

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
In March 2017, the FASB issued ASU 2017-07, which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). Currently, all net periodic pension and postretirement benefit costs are presented in personnel expense on the Company's consolidated statement of operations. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance. The standard will be effective for the Company on October 1, 2019. However, the Company is evaluating the effect that ASU 2017-12 will have on its consolidated financial statements and is considering early adoption of the standard.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

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

•	series B convertible participating preferred stock, par value $0.0001 per share (the “UK&I preferred stock”); and

•	series C convertible participating preferred stock, par value $0.0001 per share (the “Europe preferred stock”).
The Company issued 2,480,466 shares of UK&I preferred stock to Visa Europe’s member financial institutions in the United Kingdom and Ireland entitled to receive preferred stock at the Closing, and 3,156,823 shares of Europe preferred stock to Visa Europe’s other member financial institutions entitled to receive preferred stock at the Closing. Under certain conditions described below, the UK&I and Europe preferred stock is convertible into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of UK&I preferred stock and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities, which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the "VE territory covered litigation"), where, generally, the relevant claims (and resultant liabilities and losses) relate to the period before the Closing. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Final purchase price allocation
Upon the Closing, total purchase consideration of $18.8 billion was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on a preliminary valuation. Based on additional information that became available, which impacted certain of the assumptions used, the Company finalized the purchase price allocation in the third quarter of fiscal 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The following table summarizes the final purchase price allocation.

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

(2)
Intangible assets consist of customer relationships and reacquired rights, which have been valued as a single composite intangible asset as they are inextricably linked. These intangibles are considered indefinite-lived assets as the associated customer relationships have historically not experienced significant attrition, and the reacquired rights are based on the Framework Agreement, which has a perpetual term. Non-current assets and liabilities include deferred tax assets and liabilities that result in net deferred tax liabilities of $1.7 billion, which are primarily related to these indefinite-lived intangible assets, based on the final valuation. In February 2017, the Company completed a legal entity reorganization, resulting in the elimination of most of these deferred tax assets and liabilities. See Note 18—Income Taxes.

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

•
any claim that challenges the reorganization or the consummation thereof; provided that such claim is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction; and

•
any case brought after October 22, 2015, by a merchant that opted out of the Rule 23(b)(3) settlement class pursuant to the 2012 Settlement Agreement in MDL 1720 that arises out of facts or circumstances substantially similar to those alleged in MDL 1720 and that is not transferred to or otherwise included in MDL 1720. See Note 19—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

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
The following table sets forth the changes in the restricted cash—U.S. litigation escrow account:

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$1,027	$1,072
Payments to opt-out merchants and interest earned on escrow funds(1)	4	(45)
Balance at September 30	$1,031	$1,027

(1)	These payments are associated with the interchange multidistrict litigation. See Note 19—Legal Matters.
An accrual for the U.S. covered litigation and a change to the litigation provision are recorded when loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to recommendations made by the litigation committee. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. The Company did not record an additional accrual for the U.S. covered litigation during fiscal 2017 and fiscal 2016. See Note 19—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same economic effect on diluted class A common stock earnings per share as repurchasing the Company's class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 13—Stockholders' Equity.
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
Interchange judgment sharing agreement. Visa U.S.A. and Visa International have entered into an interchange judgment sharing agreement with certain Visa U.S.A. members that have been named as defendants in the interchange multidistrict litigation, which is described in Note 19—Legal Matters. Under this judgment sharing agreement, Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of MasterCard.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

MDL 1720 and that is not transferred to or otherwise included in MDL 1720. On the same date, Visa entered into amendments to the interchange judgment sharing agreement and omnibus agreement that include any such action within the scope of those agreements as well.
Omnibus agreement. Visa entered into an omnibus agreement with MasterCard and certain Visa U.S.A. members that confirmed and memorialized the signatories’ intentions with respect to the loss sharing agreement, the interchange judgment sharing agreement and other agreements relating to the interchange multidistrict litigation, see Note 19—Legal Matters. Under the omnibus agreement, the monetary portion of any settlement of the interchange multidistrict litigation covered by the omnibus agreement would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. In addition, the monetary portion of any judgment assigned to Visa-related claims in accordance with the omnibus agreement would be treated as a Visa portion. Visa would have no liability for the monetary portion of any judgment assigned to MasterCard-related claims in accordance with the omnibus agreement, and if a judgment is not assigned to Visa-related claims or MasterCard-related claims in accordance with the omnibus agreement, then any monetary liability would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of the Company's U.S. retrospective responsibility plan. The litigation provision on the consolidated statements of operations was not impacted by the execution of the omnibus agreement.
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
Europe Retrospective Responsibility Plan
UK loss sharing agreement. The Company has entered into a loss sharing agreement with Visa Europe and certain of Visa Europe’s member financial institutions located in the United Kingdom (the "UK LSA members"). Each of the UK LSA members has agreed, on a several and not joint basis, to compensate the Company for certain losses which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom prior to the Closing, subject to the terms and conditions set forth therein and, with respect to each UK LSA member, up to a maximum amount of the up-front cash consideration received by such UK LSA member. The UK LSA members’ obligations under the UK loss sharing agreement are conditional upon, among other things, either (a) losses valued in excess of the sterling equivalent on June 21, 2016 of €1.0 billion having arisen in UK covered claims (and such losses having reduced the conversion rate of the UK&I preferred stock accordingly), or (b) the conversion rate of the UK&I preferred stock having been reduced to zero pursuant to losses arising in claims relating to multilateral interchange fee rate setting in the Visa Europe territory.
Litigation management deed. The Company has entered into a litigation management deed with Visa Europe which sets forth the agreed upon procedures for the management of the VE territory covered litigation, the allocation of losses resulting from this litigation (the "VE territory covered losses") between the UK&I and Europe preferred stock, and any accelerated conversion or reduction in the conversion rate of the shares of UK&I and Europe preferred stock. The litigation management deed applies only to VE territory covered litigation (and resultant losses and liabilities). The litigation management deed provides that the Company will generally control the conduct of the VE territory covered litigation, subject to certain obligations to report and consult with the litigation management committees for VE territory covered litigation (the "VE territory litigation management committees"). The VE territory litigation management committees, which are composed of representatives of certain Visa Europe members, have also been granted consent rights to approve certain material decisions in relation to the VE territory covered litigation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The Company obtained certain protections for VE territory covered losses through the UK&I and Europe preferred stock, the UK loss sharing agreement, and the litigation management deed, referred to as the "Europe retrospective responsibility plan." The plan covers VE territory covered litigation (and resultant liabilities and losses) relating to the covered period, which generally refers to the period before the Closing. Visa's protection from the plan is further limited to 70% of any liabilities where the claim relates to inter-regional multilateral interchange fee rates where the issuer is located outside the Visa Europe territory, and the merchant is located within the Visa Europe territory. The plan does not protect the Company in Europe against all types of litigation or remedies or fines imposed in competition law enforcement proceedings, only the interchange litigation specifically covered by the plan's terms.
Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The total amount of protection available through the preferred stock component of the Europe retrospective responsibility plan is equivalent to the as-converted value of the preferred stock, which can be calculated at any point in time as the product of: (a) the outstanding number of shares of preferred stock; (b) the current conversion rate applicable to each class of preferred stock; and (c) Visa's class A common stock price. This amount differs from the value of the preferred stock recorded within stockholders' equity on the Company's consolidated balance sheet. The book value of the preferred stock reflects its historical value recorded at the Closing less VE territory covered losses recovered through a reduction of the applicable conversion rate. The book value does not reflect changes in the underlying class A common stock price subsequent to the Closing.
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
During the year ended September 30, 2017, the Company recovered $191 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The conversion rate applicable to both the UK&I and Europe preferred stock of 13.952 at September 30, 2016 was adjusted to 13.077 and 13.948, respectively, as of September 30, 2017. As of September 30, 2017, the Company had recorded $52 million in the "right to recover for covered losses" related to VE territory covered losses, of which $25 million was incurred prior to the Closing.
The following table sets forth the activities related to VE territory covered losses in preferred stock and "right to recover for covered losses" within equity during the year ended September 30, 2017. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 19—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2016	$2,516	$3,201	$(34)
VE territory covered losses incurred	—	—	(209)
Recovery through conversion rate adjustment	(190)	(1)	191
Balance as of September 30, 2017	$2,326	$3,200	$(52)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders' equity within the Company's consolidated balance sheets as of September 30, 2017 and 2016.(1)

	September 30, 2017		September 30, 2016
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-Converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$3,414	$2,326	$2,862	$2,516
Europe preferred stock	4,634	3,200	3,642	3,201
Total	8,048	5,526	6,504	5,717
Less: right to recover for covered losses	(52)	(52)	(34)	(34)
Total recovery for covered losses available	$7,996	$5,474	$6,470	$5,683

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values of preferred stock are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2017; (b) 13.077 and 13.948, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2017; and (c) $105.24, Visa's class A common stock closing stock price as of September 30, 2017. Earnings per share is calculated based on unrounded numbers.

(3)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2016; (b) the 13.952 class A common stock conversion rate applicable to both the UK&I and Europe preferred stock as of September 30, 2016; and (c) $82.70, Visa's class A common stock closing stock price as of September 30, 2016. Earnings per share is calculated based on unrounded numbers.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Note 4—Fair Value Measurements and Investments
Fair Value Measurements
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$5,935	$4,537
U.S. government-sponsored debt securities			$2,870	$196
Investment securities, trading:
Equity securities	$82	$71
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			3,663	4,699
U.S. Treasury securities	1,621	2,178
Equity securities	124	53
Corporate debt securities			—	249
Prepaid and other current assets:
Foreign exchange derivative instruments			18	50
Other Assets:
Foreign exchange derivative instruments				6
Total	$7,762	$6,839	$6,551	$5,200
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$98	$116
Other liabilities:
Foreign exchange derivative instruments			—	20
Total	$—	$—	$98	$136
There were no transfers between Level 1 and Level 2 assets during fiscal 2017.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities and corporate debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairment charges incurred during fiscal 2017, 2016 and 2015. At September 30, 2017 and 2016, these investments totaled $94 million and $46 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets, and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships, trade names, and reseller relationships, all of which were obtained through acquisitions. See Note 6—Intangible Assets and Goodwill.
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2017, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2017. See Note 1—Summary of Significant Accounting Policies.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company's consolidated balance sheet at September 30, 2017. The fair value of these notes, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	September 30, 2017		September 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$1,749	$1,751	$1,746	$1,754
2.20% Senior Notes due December 2020	2,990	3,031	2,988	3,077
2.15% Senior Notes due September 2022	993	997	—	—
2.80% Senior Notes due December 2022	2,240	2,301	2,238	2,359
3.15% Senior Notes due December 2025	3,967	4,098	3,964	4,225
2.75% Senior Notes due September 2027	740	737	—	—
4.15% Senior Notes due December 2035	1,485	1,637	1,485	1,698
4.30% Senior Notes due December 2045	3,463	3,873	3,461	4,045
3.65% Senior Notes due September 2047	740	746	—	—
Total	$18,367	$19,171	$15,882	$17,158

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Other Financial Instruments not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company's consolidated balance sheet at September 30, 2017, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at September 30, 2017 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Trading Investment Securities
Trading investment securities include mutual fund equity security investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company's employees. These investments are held in trust and are not available for the Company's operational or liquidity needs. Interest and dividend income and changes in fair value are recorded in non-operating income, and offset in personnel expense on the consolidated statements of operations. As of September 30, 2017 and 2016, trading investment securities totaled $82 million and $71 million, respectively.
Available-for-sale Investment Securities
The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities are as follows:

	September 30, 2017				September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$3,664	$1	$(2)	$3,663	$4,693	$6	$—	$4,699
U.S. Treasury securities	1,623	—	(2)	1,621	2,176	3	—	2,179
Equity securities	5	119	—	124	7	46	—	53
Corporate debt securities	—	—	—	—	248	—	—	248
Auction rate securities	—	—	—	—	—	—	—	—
Total	$5,292	$120	$(4)	$5,408	$7,124	$55	$—	$7,179
Less: current portion of available-for-sale investment securities				$(3,482)				$(3,248)
Long-term available-for-sale investment securities				$1,926				$3,931

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Available-for-sale investment securities primarily include U.S. Treasury securities, U.S. government-sponsored debt securities and corporate debt securities. Available-for-sale debt securities are presented below in accordance with their stated maturities. A portion of these investments, $1.9 billion, are classified as non-current, as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

	Amortized Cost	Fair Value
	(in millions)
September 30, 2017:
Due within one year	$3,360	$3,358
Due after 1 year through 5 years	1,927	1,926
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$5,287	$5,284
Investment Income
Investment income is recorded as non-operating income in the Company's consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2017	2016	2015
	(in millions)
Interest and dividend income on cash and investments	$92	$75	$31
Gain on other investments	6	5	3
Investment securities, trading:
Unrealized gains (losses), net	6	3	(6)
Realized gains, net	2	—	2
Investment securities, available-for-sale:
Realized (losses) gains, net	(1)	3	21
Other-than-temporary impairment on investments	—	(4)	(5)
Investment income	$105	$82	$46
Note 5—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30, 2017	September 30, 2016
	(in millions)
Land	$72	$74
Buildings and building improvements	865	839
Furniture, equipment and leasehold improvements	1,534	1,382
Construction-in-progress	139	125
Technology	2,533	2,378
Total property, equipment and technology	5,143	4,798
Accumulated depreciation and amortization	(2,890)	(2,648)
Property, equipment and technology, net	$2,253	$2,150

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payments network. At September 30, 2017 and 2016, accumulated amortization for technology was $1.7 billion and $1.5 billion, respectively.
At September 30, 2017, estimated future amortization expense on technology was as follows:

Fiscal:	2018	2019	2020	2021	2022 and thereafter	Total
	(in millions)
Estimated future amortization expense	$265	$222	$159	$107	$76	$829
Depreciation and amortization expense related to property, equipment and technology was $500 million, $452 million and $431 million for fiscal 2017, 2016 and 2015, respectively. Included in those amounts was amortization expense on technology of $285 million, $259 million and $251 million for fiscal 2017, 2016 and 2015, respectively.
Note 6—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30, 2017			September 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$438	$(237)	$201	$351	$(220)	$131
Trade names	195	(93)	102	192	(80)	112
Reseller relationships	95	(79)	16	95	(70)	25
Other	17	(9)	8	18	(9)	9
Total finite-lived intangible assets	745	(418)	327	656	(379)	277
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	23,437	—	23,437	22,873	—	22,873
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	27,521	—	27,521	26,957	—	26,957
Total intangible assets	$28,266	$(418)	$27,848	$27,613	$(379)	$27,234
Amortization expense related to finite-lived intangible assets was $56 million, $50 million and $63 million for fiscal 2017, 2016 and 2015, respectively. At September 30, 2017, estimated future amortization expense on finite-lived intangible assets is as follows:

Fiscal:	2018	2019	2020	2021	2022 and thereafter	Total
	(in millions)
Estimated future amortization expense	$40	$40	$40	$40	$71	$231
There was no impairment related to the Company’s indefinite-lived or finite-lived intangible assets during fiscal 2017, 2016 or 2015.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

of acquisition. Pro forma information related to the acquisition has not been presented as the impact is not material to the Company's financial results.
The increase in total net intangible assets and goodwill during 2017 was primarily related to foreign currency translation, which is recorded as a component of accumulated other comprehensive income in the consolidated balance sheet, as well as the additions described above, partially offset by measurement period adjustments as the Company finalized the Visa Europe purchase price allocation during fiscal 2017. See Note 2—Visa Europe.
Note 7—Accrued and Other Liabilities
Accrued liabilities consisted of the following:

	September 30, 2017	September 30, 2016
	(in millions)
Accrued operating expenses	$434	$347
Accrued interest expenses	149	145
Accrued income taxes (See Note 18—Income Taxes)	243	153
Other	303	483
Total	$1,129	$1,128
Other non-current liabilities consisted of the following:

	September 30, 2017	September 30, 2016
	(in millions)
Accrued income taxes (See Note 18—Income Taxes)	$1,092	$911
Employee benefits	62	137
Other	167	114
Total	$1,321	$1,162

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Note 8—Debt
The Company had outstanding debt as follows:

	September 30, 2017			September 30, 2016
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due 2017 (the "2017 Notes")	$1,750	$(1)	$1,749	$—	$—	$—	1.37%
Total current maturities of long-term debt	1,750	(1)	1,749	—	—	—

1.20% Senior Notes due 2017 (the "2017 Notes")	—	—	—	1,750	(4)	1,746	1.37%
2.20% Senior Notes due 2020 (the "2020 Notes")	3,000	(10)	2,990	3,000	(12)	2,988	2.30%
2.15% Senior Notes due September 2022 (the "September 2022 Notes")	1,000	(7)	993	—	—	—	2.30%
2.80% Senior Notes due December 2022 (the "December 2022 Notes")	2,250	(10)	2,240	2,250	(12)	2,238	2.89%
3.15% Senior Notes due 2025 (the "2025 Notes")	4,000	(33)	3,967	4,000	(36)	3,964	3.26%
2.75% Senior Notes due 2027 (the "2027 Notes")	750	(10)	740	—	—	—	2.91%
4.15% Senior Notes due 2035 (the "2035 Notes")	1,500	(15)	1,485	1,500	(15)	1,485	4.23%
4.30% Senior Notes due 2045 (the "2045 Notes")	3,500	(37)	3,463	3,500	(39)	3,461	4.37%
3.65% Senior Notes due 2047 (the "2047 Notes")	750	(10)	740	—	—	—	3.73%
Total long-term debt	16,750	(132)	16,618	16,000	(118)	15,882
Total debt	$18,500	$(133)	$18,367	$16,000	$(118)	$15,882
Senior Notes
In September 2017, the Company issued fixed-rate senior notes (the September 2022 Notes, 2027 Notes and 2047 Notes, or collectively, the "Notes issued in 2017") in an aggregate principal amount of $2.5 billion, with maturities ranging between 5 and 30 years. Interest on the Notes issued in 2017 is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2018. The net aggregate proceeds from the Notes issued in 2017, after deducting discounts and debt issuance costs, were approximately $2.5 billion.
Use of Proceeds from Notes issued in 2017. On September 11, 2017, the Company called for redemption of all of the $1.75 billion principal amount outstanding of the 2017 Notes in accordance with the optional redemption provisions set forth in the governing indenture. Subsequent to fiscal 2017, on October 11, 2017, the redemption date, the Company redeemed all of the $1.75 billion principal amount. The redemption was funded with the proceeds from the Notes issued in 2017.
In December 2015, the Company issued fixed-rate senior notes (the 2017 Notes, 2020 Notes, December 2022 Notes, 2025 Notes, 2035 Notes and 2045 Notes, or collectively, the "Notes issued in 2015") in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. Interest on the Notes issued in 2015 is payable semi-annually. The net aggregate proceeds from the Notes issued in 2015, after deducting discounts and debt issuance costs, were $15.9 billion.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The discounts and debt issuance costs are amortized over the respective term of each note using the effective interest method. The indenture governing the Notes issued in 2017 and the Notes issued in 2015, or collectively, the "Notes", contains customary event of default provisions. The Notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company's existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company's subsidiaries. The Company was in compliance with all related covenants as of September 30, 2017.
The Company recognized related interest expense of $505 million and $399 million in fiscal 2017 and fiscal 2016, respectively, as non-operating expense.
Each series of Notes may be redeemed as a whole or in part at the Company’s option at any time, prior to either their maturity date (2017 Notes) or the applicable par call date (the remaining series of notes, as set forth in the table below), at a price equal to the greater of:

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

Series	Maturity/Par Call Date	Spread
2020 Notes	November 14, 2020	10 bps
September 2022 Notes	August 15, 2022	10 bps
December 2022 Notes	October 14, 2022	12.5 bps
2025 Notes	September 14, 2025	15 bps
2027 Notes	June 15, 2027	12.5 bps
2035 Notes	June 14, 2035	20 bps
2045 Notes	June 14, 2045	20 bps
2047 Notes	March 15, 2047	15 bps
On or after the applicable par call date, the Notes, except the 2017 Notes, may be redeemed as a whole or in part, at the Company’s option at any time, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued interest.
Future principal payments on the Company's outstanding debt are as follows:

Fiscal Year	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$1,750	$—	$—	$3,000	$1,000	$12,750	$18,500
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. During fiscal 2017, the Company issued $567 million of commercial paper, with a weighted-average interest rate of 0.79%, and subsequently repaid its outstanding obligation. The Company had no outstanding obligations under the program at September 30, 2017.
Credit Facility
The Company is a party to a credit agreement for a 5-year, unsecured $4.0 billion revolving credit facility (the "Credit Facility") that was entered into on January 27, 2016. On January 27, 2017, the Company extended the term of the credit facility, which will now expire on January 27, 2022.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The Credit Facility provides a borrowing capacity of up to $4.0 billion. Borrowings under the Credit Facility are available for general corporate purposes. Interest on the borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable rating of senior unsecured long-term securities of the Company. The Borrowers have agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company.
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
The Company had no borrowings under the Credit Facility as of September 30, 2017, and was in compliance with all related covenants as of and during the year ended September 30, 2017.
Note 9—Pension, Postretirement and Other Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for all eligible employees residing in the United States. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations. As a result of the acquisition of Visa Europe, the Company assumed the obligations related to Visa Europe's defined benefit plan, primarily consisting of the UK funded and unfunded pension plans.
Disclosures presented below include the U.S. pension plans and the non-U.S. plans, comprising only the Visa Europe plans. Disclosures relating to other non-U.S. pension benefit plans are not included as they are immaterial, individually and in aggregate. The Company uses a September 30 measurement date for its pension and other postretirement benefit plans.
Defined benefit pension plans. The U.S. pension benefits under the defined benefit pension plan were earned based on a cash balance formula. An employee’s cash balance account was credited with an amount equal to 6% of eligible compensation plus interest based on 30-year Treasury securities. In October 2015, the Company's board of directors approved an amendment of the U.S. qualified defined benefit pension plan such that the Company discontinued employer provided credits after December 31, 2015. Plan participants continue to earn interest credits on existing balances at the time of the freeze. As a result, a curtailment gain totaling $8 million was recognized in fiscal 2016 as part of the Company's net periodic benefit cost.
The funding policy for the U.S. pension benefits is to contribute annually no less than the minimum required contribution under ERISA.
 Under the Visa Europe UK pension plans, presented below under "non-U.S. plans", retirement benefits are provided based on the participants' final pensionable pay and are currently closed to new entrants. However, future benefits continue to accrue for active participants. The funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of the UK pension plans. Additional amounts may be agreed with the UK pension plan trustees.
Postretirement benefits plan. The postretirement benefits plan provides medical benefits for retirees and dependents who meet minimum age and service requirements. Benefits are provided from retirement date until age 65. Retirees must contribute on a monthly basis for the comparable coverage that is generally available to active employees and their dependents. The Company’s contributions are funded on a current basis.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Summary of Plan Activities
Change in Benefit Obligation:

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Benefit obligation—beginning of fiscal year	$1,072	$1,005	$14	$18	$474	$—
Visa Europe acquisition	—	—	—	—	—	381
Service cost	—	13	—	—	6	1
Interest cost	36	40	1	1	11	3
Actuarial loss (gain)	(58)	86	(1)	(2)	(52)	86
Benefit payments	(137)	(64)	(3)	(3)	(14)	(1)
Plan amendment	—	(8)	—	—	—	—
Foreign currency exchange rate changes	—	—	—	—	8	4
Benefit obligation—end of fiscal year	$913	$1,072	$11	$14	$433	$474
Accumulated benefit obligation	$913	$1,072	NA	NA	$433	$474
Change in Plan Assets:
Fair value of plan assets—beginning of fiscal year	$1,077	$1,022	$—	$—	$415	$—
Visa Europe acquisition	—	—	—	—	—	287
Actual return on plan assets	125	118	—	—	17	25
Company contribution	9	1	3	3	5	102
Benefit payments	(137)	(64)	(3)	(3)	(14)	(1)
Foreign currency exchange rate changes	—	—	—	—	10	2
Fair value of plan assets—end of fiscal year	$1,074	$1,077	$—	$—	$433	$415
Funded status at end of fiscal year	$161	$5	$(11)	$(14)	$—	$(59)
Recognized in Consolidated Balance Sheets:
Non-current asset	$168	$22	$—	$—	$—	$—
Current liability	(1)	(9)	(2)	(3)	(5)	(6)
Non-current liability	(6)	(8)	(9)	(11)	5	(53)
Funded status at end of fiscal year	$161	$5	$(11)	$(14)	$—	$(59)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Amounts recognized in accumulated other comprehensive income before tax:

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Net actuarial loss (gain)	$97	$241	$(4)	$(5)	$9	$66
Prior service credit	—	—	—	(2)	—	—
Total	$97	$241	$(4)	$(7)	$9	$66
Amounts from accumulated other comprehensive income to be amortized into net periodic benefit cost in fiscal 2018:

	U.S. Plans		Non-U.S. Plans
	Pension Benefits	Other Postretirement Benefits	Pension Benefits
	(in millions)
Actuarial loss (gain)	$—	$(1)	$—
Prior service credit	—	—	—
Total	$—	$(1)	$—
Benefit obligations in excess of plan assets related to the Company's U.S. non-qualified plan and the non-U.S. pension plans(1) :

	U.S. Plans		Non-U.S. Plans(1)
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation—end of year	$(7)	$(16)	$(5)	$(474)
Fair value of plan assets—end of year	$—	$—	$—	$415
Projected benefit obligation in excess of plan assets
Benefit obligation—end of year	$(7)	$(16)	$(5)	$(474)
Fair value of plan assets—end of year	$—	$—	$—	$415

(1)
For fiscal 2017, the non-U.S. non-qualified pension plan had benefit obligations in excess of plan assets. For fiscal 2016, both non-U.S. pension plans had benefit obligations in excess of plan assets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Net periodic pension and other postretirement plan cost:

	U.S. Plans						Non-U.S. Plans(1)
	Pension Benefits			Other Postretirement Benefits			Pension Benefits
	Fiscal
	2017	2016	2015	2017	2016	2015	2017	2016
	(in millions)
Service cost	$—	$13	$47	$—	$—	$—	$6	$1
Interest cost	36	40	40	1	1	1	11	3
Expected return on assets	(70)	(69)	(72)	—	—	—	(16)	(4)
Amortization of:
Prior service credit	—	(1)	(7)	(2)	(3)	(3)	—	—
Actuarial loss (gain)	15	7	1	(2)	(2)	(2)	2	—
Net benefit cost	$(19)	$(10)	$9	$(3)	$(4)	$(4)	$3	$—
Curtailment gain	—	(8)	—	—	—	—	—	—
Settlement loss	15	13	7	—	—	—	—	—
Total net periodic benefit cost	$(4)	$(5)	$16	$(3)	$(4)	$(4)	$3	$—

(1)	For fiscal 2016, it represents Visa Europe's UK pension plans' net pension benefit cost recognized from the Closing through September 30, 2016.
Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	2017	2016	2017	2016	2017	2016
	(in millions)
Current year actuarial loss (gain)	$(113)	$30	$—	$(2)	$(53)	$66
Amortization of actuarial (loss) gain	(30)	(20)	2	2	(2)	—
Current year prior service credit	—	—	—	—	—	—
Amortization of prior service credit	—	9	2	3	—	—
Total recognized in other comprehensive income	$(143)	$19	$4	$3	$(55)	$66
Total recognized in net periodic benefit cost and other comprehensive income	$(147)	$14	$1	$(1)	$(52)	$66

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Weighted-Average Actuarial Assumptions:

	U.S. Plans			Non-U.S. Plans
	Fiscal
	2017	2016	2015	2017	2016
Discount rate for benefit obligation:(1)
Pension	3.84%	3.62%	4.33%	2.70%	2.40%
Postretirement	2.44%	1.91%	2.43%	NA	NA
Discount rate for net periodic benefit cost:
Pension	3.62%	4.33%	4.27%	2.40%	3.10%
Postretirement	1.91%	2.43%	2.59%	NA	NA
Expected long-term rate of return on plan assets(2)	7.00%	7.00%	7.00%	4.50%	3.92%
Rate of increase in compensation levels for:(3)
Benefit obligation	NA	NA	4.00%	3.20%	3.20%
Net periodic benefit cost	NA	NA	4.00%	3.20%	3.00%

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

(3)
This assumption is not applicable for the U.S. plans in fiscal 2017 and 2016 due to the amendment of the U.S. qualified defined benefit pension plan in October 2015, which discontinued the employer provided credits effective after December 31, 2015.

The assumed annual rate of future increases in health benefits for the other postretirement benefits plan is 7% for fiscal 2018. The rate is assumed to decrease to 5% by 2025 and remain at that level thereafter. These trend rates reflect management’s expectations of future rates. Increasing or decreasing the healthcare cost trend by 1% would change the postretirement plan benefit obligation by less than $1 million.
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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances the pension plan assets, as appropriate, to ensure that allocations are consistent with target allocation ranges. The weighted-average targeted allocation for U.S. pension plan assets is as follows: equity securities of 50% to 80%, fixed income securities of 25% to 35% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2017, U.S. pension plan asset allocations for these categories were 64%, 33% and 3%, respectively, which were within target allocation ranges.
The weighted-average targeted allocation for non-U.S. pension plans is as follows: equity securities of 28%, fixed income securities of 47% and other of 25%, consisting of cash, multi-asset funds, and property. At September 30, 2017, non-U.S. pension plan asset allocations for these categories were 31%, 44% and 25%, respectively, which were generally aligned with the target allocations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The following tables set forth by level, within the fair value hierarchy, the pension plan’s investments at fair value as of September 30, 2017 and 2016, including the impact of transactions that were not settled at the end of September:

	U.S. Plans
	Fair Value Measurements at September 30,
	Level 1		Level 2		Level 3		Total
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Cash equivalents	$31	$39					$31	$39
Collective investment funds			$540	$—			540	—
Corporate debt securities			197	185			197	185
U.S. government-sponsored debt securities			47	30			47	30
U.S. Treasury securities	75	100					75	100
Asset-backed securities					$39	$51	39	51
Equity securities	145	672					145	672
Total	$251	$811	$784	$215	$39	$51	$1,074	$1,077

	Non-U.S. Plans
	Fair Value Measurements at September 30,
	Level 1		Level 2		Level 3		Total
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Cash equivalents	$1	$105					$1	$105
Corporate debt securities			$39	$39			39	39
UK Treasury securities	150	52					150	52
Asset-backed securities					$32	$29	32	29
Equity securities	134	116					134	116
Multi-asset securities (1)			77	74			77	74
Total	$285	$273	$116	$113	$32	$29	$433	$415

(1)	Multi-asset securities represent pension plan assets that are invested in funds comprised of broad ranges of assets.
Level 1 assets. Cash equivalents (money market funds, time deposits and treasury bills), U.S. and UK Treasury securities and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets. Collective investment funds are unregistered investment vehicles that commingle the assets of multiple fiduciary clients, such as pension and other employee benefit plans, to invest in portfolio of stocks, bonds or other securities. Although the collective investment funds held by the plan are ultimately invested in the common stocks of companies in the S&P 500 Index and S&P 500 Completion Index, their own unit values are not directly observable, and therefore they are classified as Level 2. The fair values of corporate debt, multi-asset and U.S. government-sponsored securities are based on quoted prices in active markets for similar assets as provided by third-party pricing vendors. This pricing data is reviewed internally for reasonableness through comparisons with benchmark quotes from independent third-party sources. Based on this review, the valuation is confirmed or revised accordingly.
Level 3 assets. Asset-backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

There were no transfers between Level 1 and Level 2 assets during fiscal 2017 or 2016. A separate roll-forward of Level 3 plan assets measured at fair value is not presented because activities during fiscal 2017 and 2016 were immaterial.
Cash Flows

	U.S. Plans		Non-U.S. Plans
	Pension Benefits	Other Postretirement Benefits	Pension Benefits
Actual employer contributions	(in millions)
2017	$9	$3	$5
2016	$1	$3	$102
Expected employer contributions
2018	$1	$2	$5
Expected benefit payments
2018	$161	$2	$5
2019	$83	$2	$5
2020	$82	$2	$5
2021	$80	$1	$5
2022	$75	$1	$5
2023-2027	$323	$1	$29
Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the United States. Personnel costs included $58 million, $55 million and $49 million in fiscal 2017, 2016 and 2015, respectively, for expenses attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
Note 10—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. Settlement at risk, or exposure, is primarily calculated using: (1) an average daily card volume multiplied by an estimated number of days to settle plus a safety margin; (2) four months of rolling average chargebacks volume; and (3) the total balance for outstanding Visa Travelers Cheques.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met.
The Company's settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company's estimated maximum settlement exposure was $67.7 billion for the year ended September 30, 2017 compared to $67.8 billion for the year ended September 30, 2016. Of these amounts, $2.8 billion and $2.9 billion at September 30, 2017 and 2016, respectively, were covered by collateral. The total available collateral balances presented below were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The Company maintained collateral as follows:

	September 30, 2017	September 30, 2016
	(in millions)
Cash equivalents(1)	$1,490	$1,295
Pledged securities at market value	167	170
Letters of credit	1,316	1,311
Guarantees	941	1,418
Total	$3,914	$4,194

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
The fair value of the settlement risk guarantee is estimated using a proprietary model which considers statistically derived loss factors based on historical experience, estimated settlement exposures at period end and a standardized grading process for clients (using, where available, third-party estimates of the probability of client failure). Historically, the Company experienced minimal losses, which has contributed to an estimated probability-weighted value of the guarantee of approximately $3 million and $2 million at September 30, 2017 and 2016, respectively. These amounts were reflected in accrued liabilities on the consolidated balance sheets.
Note 11—Derivative and Non-derivative Financial Instruments
Derivative Financial Instruments
Designated derivative financial instrument hedges. The aggregate notional amount of the Company's derivative contracts outstanding in its hedge program was $1.8 billion at September 30, 2017 and $1.6 billion at September 30, 2016. As of September 30, 2017, the Company’s cash flow hedges in an asset position totaled $8 million and were classified in prepaid expenses and other current assets on the consolidated balance sheet, while cash flow hedges in a liability position totaled $64 million and were classified in accrued liabilities on the consolidated balance sheet. These amounts are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies.
The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on the foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded for effectiveness testing and measurement purposes. The excluded forward points are reported in earnings. For fiscal 2017, 2016 and 2015, the amounts by which earnings were reduced relating to excluded forward points were $18 million, $30 million and $29 million, respectively.
The effective portion of changes in the fair value of derivative contracts is recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income or loss related to that hedge is reclassified to operating revenue or expense. The Company expects to reclassify $49 million of pre-tax losses to earnings during fiscal 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Non-designated derivative financial instrument hedges. Subsequent to the acquisition of Visa Europe, the Company entered into currency forward contracts to offset Visa Europe hedges outstanding at the date of the acquisition that did not qualify for cash flow hedge accounting treatment in accordance with U.S. GAAP or the Company’s accounting policy.
The Company utilizes foreign exchange derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currency held by Visa Europe. As of September 30, 2017 and 2016, the aggregate notional amount of these balance sheet hedges was $1.0 billion and $1.1 billion, respectively.
Credit and market risks. The Company's derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and except for derivative instruments entered into by Visa Europe, such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2017, the Company has received collateral of $2 million, from counterparties, which is included in accrued liabilities in the consolidated balance sheet, and posted collateral of $51 million, which is included in other assets in the consolidated balance sheet. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant at September 30, 2017.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
As of September 30, 2017, the Company had designated $1.2 billion of its euro-denominated deferred cash consideration liability, a non-derivative financial instrument, as a hedge against a portion of the foreign currency exchange rate exposure of the Company's euro-denominated net investment of $18.8 billion in Visa Europe. During fiscal 2017, changes in the euro exchange rate against the U.S. dollar resulted in net foreign currency translation adjustments of $1.1 billion.
Note 12—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property, equipment and technology assets are classified by major geographic areas as follows:

	September 30, 2017	September 30, 2016
	(in millions)
United States	$2,003	$1,827
International	250	323
Total	$2,253	$2,150

Revenue by geographic market is primarily based on the location of the issuing financial institution. Revenues earned in the United States were approximately 47% of net operating revenues in fiscal 2017, 52% in fiscal 2016 and 53% in fiscal 2015. No individual country, other than the United States, generated more than 10% of net operating revenues in these years.
A significant portion of Visa’s operating revenues is concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. The Company did not have any customer that generated greater than 10% of its net operating revenues in fiscal 2017, 2016 or 2015.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Note 13—Stockholders' Equity
Visa Europe acquisition. In connection with the Visa Europe acquisition, three new series of preferred stock of the Company were created. Upon issuance, all of the preferred stock participate on an as-converted basis in regular quarterly cash dividends declared on the Company's class A common stock. Additionally, Visa Europe held shares of Visa Inc.'s class C common stock, which were treated as treasury stock in purchase accounting. During fiscal 2017, the newly-formed Visa Foundation received all Visa Inc. shares that were previously recorded as treasury stock. See Note 2—Visa Europe and Note 18—Income Taxes
Class A common stock split. In January 2015, Visa’s board of directors declared a four-for-one split of its class A common stock. Each class A common stockholder as of the record date received a dividend of three additional shares for every share held as of the record date. Holders of class B and C common stock did not receive a stock dividend. Instead, the conversion rate for class B common stock increased to 1.6483 shares of class A common stock per share of class B common stock, and the conversion rate for class C common stock increased to 4.0 shares of class A common stock per share of class C common stock. Immediately following the split, the class A, B and C stockholders retained the same relative ownership percentages that they had prior to the stock split. All per share amounts and number of shares outstanding in these consolidated financial statements and accompanying notes are presented on a post-split basis. As a result of the stock split, all historical per share data and number of shares outstanding presented have been retroactively adjusted.
As-converted class A common stock. The UK&I and Europe preferred stock, issued in the Visa Europe acquisition, is convertible upon certain conditions into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of UK&I preferred stock and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities. See Note 2—Visa Europe and Note 3—U.S. and Europe Retrospective Responsibility Plans.
The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis at September 30, 2017, are as follows:

(in millions, except conversion rate)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock (1)
UK&I preferred stock	2	13.0770		32
Europe preferred stock	3	13.9480		44
Class A common stock (2)	1,818	—		1,818
Class B common stock	245	1.6483	(3)	405
Class C common stock	13	4.0000		51
Total				2,350

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding reflect repurchases settled on or before September 30, 2017.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. During fiscal 2017, total as-converted class A common stock was reduced by 79 million shares at an average price of $89.92 per share. Of the 79 million shares, 77 million were repurchased in the open market using $6.9 billion of operating cash on hand. Additionally, the Company recovered $191 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan. The recovery has the same economic effect on earnings per share as repurchasing the Company's class A common stock, because it reduces the UK&I and Europe preferred stock conversion rates and consequently, the as-converted class A common stock share count. See Note 3—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The following table presents share repurchases in the open market during the following fiscal years(1):

(in millions, except per share data)	2017	2016
Shares repurchased in the open market(2)	77	91
Average repurchase price per share(3)	$89.98	$77.05
Total cost	$6,891	$6,987

(1)
Shares repurchased in the open market reflect repurchases settled during fiscal 2017. These amounts include repurchases traded but not yet settled on or before September 30, 2016 for fiscal 2017 or September 30, 2015 for fiscal 2016 and exclude repurchases traded but not yet settled on or before September 30, 2017 for fiscal 2017 or September 30, 2016 for fiscal 2016.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
In April 2017, the Company's board of directors authorized an additional $5.0 billion share repurchase program. As of September 30, 2017, the share repurchase program had remaining authorized funds of $3.9 billion. All share repurchase programs authorized prior to April 2017 have been completed.
Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
The following table presents as-converted UK&I and Europe preferred stock, after the Company recovered VE territory covered losses through conversion rate adjustments, for fiscal 2017. There was no comparable adjustment recorded for Europe preferred stock during fiscal 2016.

	UK&I Preferred Stock	Europe Preferred Stock
(in millions, except per share and conversion rate data)	2017	2017
Reduction in equivalent number of shares of class A common stock	2	— (1)
Effective price per share (2)	$88.70	$85.01
Recovery through conversion rate adjustment	$190	$1

(1)	The reduction in equivalent number of shares of class A common stock was less than one million shares.

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
Adjustment of the conversion rate occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the U.S. litigation escrow account (or any cash deposit by the Company in lieu thereof) resulting in a further corresponding decrease in the conversion rate; or (ii) the final resolution of the U.S. covered litigation and the release of funds remaining on deposit in the U.S. litigation escrow account to the Company resulting in a corresponding increase in the conversion rate. There were no deposits into the U.S. litigation escrow account in fiscal 2017 or 2016. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Class C common stock. As of September 30, 2017, all of the shares of class C common stock have been released from transfer restrictions. A total of 139 million shares have been converted from class C to class A common stock upon their sale into the public market.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Preferred stock. Preferred stock may be issued as redeemable or non-redeemable, and has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had 5 million shares of UK&I and Europe preferred stock outstanding at the end of fiscal 2017 and 2016. The shares of UK&I and Europe preferred stock are subject to restrictions on transfer and may become convertible in stages based on developments in the VE territory covered litigation. The shares of UK&I and Europe preferred stock will become fully convertible on the 12th anniversary of the Closing, subject only to a holdback to cover any then-pending claims. Upon any such conversion of the UK&I or Europe preferred stock (whether by such 12th anniversary, or thereafter with respect to claims pending on such anniversary), the holder would receive either class A common stock or class A equivalent preferred stock (for those who are not eligible to hold class A common stock pursuant to the Company's charter). The class A equivalent preferred stock will be freely transferable and each share of class A equivalent preferred stock will automatically convert into 100 shares of class A common stock upon a transfer to any holder that is eligible to hold class A common stock under the charter. See Note 2—Visa Europe and Note 3—U.S. and Europe Retrospective Responsibility Plans.
Voting rights. The holders of the UK&I and Europe preferred stock have no right to vote on any matters, except for certain defined matters, including, in specified circumstances, any consolidation, merger, combination or similar transaction of the Company in which the preferred stockholders would either (i) receive shares of common stock or other equity securities of the Company with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock or (ii) receive securities, cash or other property that is different from what the Company's class A common stockholders would receive. With respect to these limited matters on which the holders of preferred stock may vote, approval by the preferred stockholders requires the affirmative vote of the outstanding voting power of each such series of preferred stock, each such series voting as a single class. In either case, the UK&I and Europe preferred stockholders are entitled to cast a number of votes equal to the number of shares held by each such holder. Holders of the class A equivalent preferred stock, upon issuance at conversion, will have similar voting rights to the rights of the holders of the UK&I and Europe preferred stock.
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
Dividends declared. The Company declared and paid $1.6 billion in dividends in fiscal 2017 at a quarterly rate of $0.165 per share. In October 2017, the Company’s board of directors declared a quarterly cash dividend of $0.195 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on December 5, 2017, to all holders of record of the Company’s common and preferred stock as of November 17, 2017.
Note 14—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares of each class of common stock outstanding reflects changes in ownership over the periods presented. See Note 13—Stockholders' Equity.
Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of UK&I and Europe preferred stock and class B and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Employee Stock Purchase Plan and the assumed vesting of unearned performance shares.
The following table presents earnings per share for fiscal 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$5,170	1,845	$2.80	$6,699	2,395	(3)	$2.80
Class B common stock	1,134	245	$4.62	$1,132	245		$4.61
Class C common stock	163	14	$11.21	$162	14		$11.19
Participating securities(4)	232	Not presented	Not presented	$232	Not presented		Not presented
Net income	$6,699
The following table presents earnings per share for fiscal 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$4,738	1,906	$2.49	$5,991	2,414	(3)	$2.48
Class B common stock	1,006	245	$4.10	$1,004	245		$4.09
Class C common stock	185	19	$9.94	$185	19		$9.93
Participating securities(4)	62	Not presented	Not presented	$61	Not presented		Not presented
Net income	$5,991
The following table presents earnings per share for fiscal 2015.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$5,044	1,954	$2.58	$6,328	2,457	(3)	$2.58
Class B common stock	1,045	245	$4.26	$1,042	245		$4.25
Class C common stock	224	22	$10.33	$223	22		$10.30
Participating securities(4)	15	Not presented	Not presented	$15	Not presented		Not presented
Net income	$6,328

(1)
Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. The number of shares and per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the second quarter of fiscal 2015. See Note 13—Stockholders' Equity.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for fiscal 2017, 2016 and 2015. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 58 million, 75 million and 87 million for fiscal 2017, 2016 and 2015, respectively. The weighted-average number of shares of preferred stock, included within participating securities, was 33 million of as-converted UK&I preferred stock, and 44 million of as-converted Europe preferred stock for fiscal 2017.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 5 million common stock equivalents for fiscal 2017 and 2016 and 6 million common stock equivalents for fiscal 2015, because their effect would have been dilutive. The computation excludes 2 million of common stock equivalents for fiscal 2017, 2016 and 2015, because their effect would have been anti-dilutive.

(4)
Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company's UK&I and Europe preferred stock, restricted stock awards, restricted stock units and earned performance-based shares. UK&I and Europe preferred stock were issued as part of the purchase price consideration in connection

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

with the Visa Europe acquisition and are convertible into a number of shares of class A common stock or class A equivalent preferred stock upon certain conditions. Participating securities' income is allocated based on the weighted-average number of shares of as-converted stock. See Note 2—Visa Europe and Note 13—Stockholders' Equity.
Note 15—Share-based Compensation
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
Share-based compensation cost is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. The Company’s estimated forfeiture rate is based on an evaluation of historical, actual and trended forfeiture data. For fiscal 2017, 2016 and 2015, the Company recorded share-based compensation cost related to the EIP of $224 million, $211 million and $184 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits were $67 million, $62 million and $54 million for fiscal 2017, 2016 and 2015, respectively. The amount of capitalized share-based compensation cost was immaterial during fiscal 2017, 2016 and 2015.
All per share amounts and number of shares outstanding presented below reflect the four-for-one stock split that was effected in the second quarter of fiscal 2015. See Note 13—Stockholders' Equity.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
During fiscal 2017, 2016 and 2015, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2017	2016	2015
Expected term (in years)(1)	4.23	4.35	4.55
Risk-free rate of return(2)	1.6%	1.5%	1.5%
Expected volatility(3)	20.2%	21.7%	22.0%
Expected dividend yield(4)	0.8%	0.7%	0.8%
Fair value per option granted	$13.90	$15.01	$12.04

(1)
This assumption is based on the Company's historical option exercises and those of a set of peer companies that management believes is generally comparable to Visa. The Company's data is weighted based on the number of years between the measurement date and Visa's initial public offering as a percentage of the options' contractual term. The relative weighting placed on Visa's data and peer data in fiscal 2017 was approximately 87% and 13%, respectively, and 77% and 23% in fiscal 2016, respectively and 67% and 33% in fiscal 2015, respectively.

(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.

(3)	Based on the Company’s implied and historical volatility. The expected volatility was 20% in fiscal 2017 and ranged from 20% to 23% in fiscal 2016 and 21% to 23% in fiscal 2015.

(4)	Based on the Company’s annual dividend rate on the date of grant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The following table summarizes the Company’s option activity for fiscal 2017:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2016	8,876,484	$38.42
Granted	1,671,344	$80.82
Forfeited	(386,136)	$75.01
Exercised	(3,045,816)	$29.62
Outstanding at September 30, 2017	7,115,876	$50.17	5.4	$392
Options exercisable at September 30, 2017	4,463,008	$33.39	3.6	$321
Options exercisable and expected to vest at September 30, 2017(2)	6,773,571	$48.73	5.3	$383

(1)	Calculated using the closing stock price on the last trading day of fiscal 2017 of $105.24, less the option exercise price, multiplied by the number of instruments.

(2)	Applies a forfeiture rate to unvested options outstanding at September 30, 2017 to estimate the options expected to vest in the future.
For the options exercised during fiscal 2017, 2016 and 2015, the total intrinsic value was $178 million, $103 million and $134 million, respectively, and the tax benefit realized was $62 million, $35 million and $86 million, respectively. As of September 30, 2017, there was $19 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.4 years.
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
The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The weighted-average grant-date fair value of RSAs granted during fiscal 2015 was $63.71. No RSAs were granted during fiscal 2017 and 2016. The weighted-average grant-date fair value of RSUs granted during fiscal 2017, 2016 and 2015 was $81.67, $79.77 and $62.88, respectively. The total grant-date fair value of RSAs and RSUs vested during fiscal 2017, 2016 and 2015 was $163 million, $142 million and $132 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The following table summarizes the Company's RSA and RSU activity for fiscal 2017:

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value (1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at October 1, 2016	1,766,582	3,146,954	$59.26	$75.48
Granted	—	3,268,327	$—	$81.67
Vested	(1,210,176)	(1,299,187)	$57.37	$72.20
Forfeited	(90,399)	(442,393)	$61.90	$79.34
Outstanding at September 30, 2017	466,007	4,673,701	$63.37	$80.37	0.2	1.6	$49	$492

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2017 of $105.24 by the number of instruments.
At September 30, 2017, there was $7 million and $215 million of total unrecognized compensation cost related to unvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 0.2 years for RSAs and 1.6 years for RSUs.
Performance-based Shares
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2017:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at October 1, 2016	1,042,012	$78.24
Granted(2)	634,651	$86.37
Vested and earned	(345,797)	$72.50
Unearned	(97,531)	$72.50
Forfeited	(295,660)	$85.13
Outstanding at September 30, 2017	937,675	$84.20	1.0	$98

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2017 of $105.24 by the number of instruments.

(2)	Represents the maximum number of performance-based shares which could be earned.
For the Company's performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on the Company's earnings per share target. The market condition is based on the Company's total shareholder return ranked against that of other companies that are included in the Standard & Poor's 500 Index. The fair value of the performance-based shares, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. The grant-date fair value of performance-based shares granted in fiscal 2017, 2016 and 2015 was $86.37, $92.71 and $69.78 per share, respectively. Earned performance shares granted in fiscal 2017, 2016 and 2015 vest approximately three years from the initial grant date. All performance awards are subject to earlier vesting in full under certain conditions.
Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period. At September 30, 2017, there was $33 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Employee Stock Purchase Plan
In January 2015, the Company's class A stockholders approved the Visa Inc. Employee Stock Purchase Plan (the “ESPP”), under which substantially all employees are eligible to participate. The ESPP permits eligible employees to purchase the Company’s class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. A total of 20 million shares of class A common stock have been reserved for issuance under the ESPP. The first offering date was April 1, 2015. ESPP did not have a material impact on the consolidated financial statements in fiscal 2017, 2016 or 2015.
Note 16—Commitments and Contingencies
Commitments. The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $159 million, $134 million and $136 million in fiscal 2017, 2016 and 2015, respectively. Future minimum payments on leases, and marketing and sponsorship agreements per fiscal year, at September 30, 2017, are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Operating leases	$155	$119	$68	$64	$57	$163	$626
Marketing and sponsorships	124	123	112	40	33	—	432
Total	$279	$242	$180	$104	$90	$163	$1,058
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
The table below sets forth the estimated expected future reduction of revenue per fiscal year for client incentive agreements in effect at September 30, 2017:

(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Client incentives	$5,049	$4,654	$4,117	$3,658	$3,102	$5,080	$25,660
The amount of client incentives that will be recorded as a reduction of revenue in future periods under the Company's incentive agreements is unknowable due to the inherent unpredictability of payment and transaction volume, and will likely change materially from the estimates above due to changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts. Increases in client incentive payments are generally driven by increases in payment and transaction volume and hence, an associated increase in revenue. As a result, in the event client incentives exceed the above estimates, it is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Deferred purchase consideration. On June 21, 2016, the Company acquired 100% of the share capital of Visa Europe. In connection with the purchase, the Company will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the Closing. See Note 2—Visa Europe.
Note 17—Related Parties
Visa considers an entity to be a related party for purposes of this disclosure if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year, or if an officer or employee of that entity also serves on the Company's board of directors. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10% or (ii) if the investment is accounted for under the equity method of accounting. At September 30, 2017 and 2016, no entity owned more than 10% of the Company’s total voting common stock. There were no significant transactions with related parties during fiscal 2017, 2016 and 2015.
Note 18—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	2017	2016	2015
	(in millions)
U.S.	$8,440	$5,839	$7,214
Non-U.S.	3,254	2,173	1,781
Total income before taxes	$11,694	$8,012	$8,995
U.S. income before taxes included $2.9 billion, $2.5 billion and $2.4 billion of the Company's U.S. entities' income from operations outside of the U.S. for fiscal 2017, 2016 and 2015, respectively.
Income tax provision by fiscal year consisted of the following:

	2017	2016	2015
	(in millions)
Current:
U.S. federal	$2,377	$2,250	$1,991
State and local	291	181	168
Non-U.S.	629	368	300
Total current taxes	3,297	2,799	2,459
Deferred:
U.S. federal	1,607	(508)	181
State and local	66	(63)	1
Non-U.S.	25	(207)	26
Total deferred taxes	1,698	(778)	208
Total income tax provision	$4,995	$2,021	$2,667

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2017 and 2016, are presented below:

	2017	2016
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$194	$277
Comprehensive loss	29	106
Accrued litigation obligation	373	373
Client incentives	272	266
Net operating loss carryforwards	45	32
Federal benefit of state taxes	236	195
Federal benefit of foreign taxes	—	1,214
Other	193	280
Valuation allowance	(35)	(31)
Deferred tax assets	1,307	2,712
Deferred Tax Liabilities:
Property, equipment and technology, net	(391)	(278)
Intangible assets	(6,756)	(7,013)
Foreign taxes	(59)	(106)
Other	—	(101)
Deferred tax liabilities	(7,206)	(7,498)
Net deferred tax liabilities	$(5,899)	$(4,786)
In February 2017, the Company completed a reorganization of Visa Europe and certain other legal entities to align the Company's corporate structure to the geographic jurisdictions in which it conducts business operations. As a result of the reorganization, the Company recorded a $1.5 billion non-recurring, non-cash income tax provision primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe in fiscal 2016. The increase in net deferred tax liabilities reflects the elimination of the deferred tax balances.
At September 30, 2017 and 2016, net deferred tax assets of $81 million and $22 million, respectively, are reflected in other assets on the consolidated balance sheets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2017 and 2016 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2017, the Company had $42 million federal, $27 million state and $140 million foreign net operating loss carryforwards. The federal and state net operating loss carryforwards will expire in fiscal 2026 through 2037. The foreign net operating loss may be carried forward indefinitely. The Company expects to fully utilize the federal and state net operating loss carryforwards in future years.
As of September 30, 2017, the Company had $30 million of federal foreign tax credit carryforwards, which will expire in fiscal 2027. The Company expects to realize the benefit of the credit carryforwards in future years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 35% to pretax income, as a result of the following:

	For the Years Ended September 30,
	2017		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$4,093	35%	$2,804	35%	$3,148	35%
State income taxes, net of federal benefit	200	2%	135	2%	194	2%
Non-U.S. tax effect, net of federal benefit	(641)	(5)%	(553)	(7)%	(327)	(4)%
Reorganization of Visa Europe and other legal entities	1,515	13%	—	—%	—	—%
Remeasurement of deferred tax liability	—	—%	(88)	(1)%	—	—%
Reversal of prior years tax reserves related to the resolution of uncertain tax positions	—	—%	—	—%	(239)	(2)%
Revaluation of Visa Europe put option	—	—%	(89)	(1)%	—	—%
Other, net	(172)	(2)%	(188)	(3)%	(109)	(1)%
Income tax provision	$4,995	43%	$2,021	25%	$2,667	30%
As mentioned above, the February 2017 reorganization of Visa Europe and certain other legal entities resulted in a non-recurring, non-cash income tax provision of $1.5 billion primarily related to the elimination of deferred tax balances. Associated with this reorganization, the newly-formed Visa Foundation received all Visa Inc. shares held by Visa Europe that were previously recorded as treasury stock.
The effective income tax rate was 43% in fiscal 2017 and 25% in fiscal 2016. The effective tax rate in fiscal 2017 differs from the effective tax rate in fiscal 2016 primarily due to:

•	the aforementioned $1.5 billion non-recurring, non-cash income tax provision related to the legal entity reorganization recorded in fiscal 2017;

•	$71 million tax benefit related to Visa Foundation's receipt of Visa Inc. shares mentioned above, recorded in fiscal 2017;

•
$70 million of excess tax benefits related to share-based payments recorded in fiscal 2017, as a result of the early adoption of Accounting Standards Update 2016-09. See Note 1—Summary of Significant Accounting Policies; and

•	the absence of:

▪
the effect of one-time items related to the Visa Europe acquisition recorded during fiscal 2016, the most significant of which was the $1.9 billion U.S. loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe. These one-time items impacted the geographic mix of global income, resulting in a reduced effective tax rate in fiscal 2016;

▪	an $88 million one-time tax benefit due to the remeasurement of deferred tax liabilities as a result of the reduction in the UK tax rate enacted in fiscal 2016; and

▪	the non-taxable $255 million revaluation of the Visa Europe put option recorded in fiscal 2016.
The effective income tax rate was 25% in fiscal 2016 and 30% in fiscal 2015. The effective tax rate in fiscal 2016 differs from the effective tax rate in fiscal 2015 primarily due to:

•	the effect of one-time items related to the Visa Europe acquisition, as mentioned above, that impacted the geographic mix of global income resulting in a reduced effective tax rate in fiscal 2016;

•	an $88 million one-time tax benefit due to the remeasurement of deferred tax liabilities as a result of the reduction in the UK tax rate enacted in fiscal 2016;

•	the non-taxable $255 million revaluation of the Visa Europe put option recorded in fiscal 2016; and

•
the absence of a $296 million tax benefit recognized in fiscal 2015 resulting from the resolution of uncertain tax positions with taxing authorities. Included in the $296 million was a one-time $239 million tax benefit that related to prior fiscal years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Current income taxes receivable were $148 million and $232 million at September 30, 2017 and 2016, respectively. Non-current income taxes receivable of $755 million and $731 million were included in other assets at September 30, 2017 and 2016, respectively. At September 30, 2017 and 2016, income taxes payable of $243 million and $153 million, respectively, were included in accrued income taxes as part of accrued liabilities, and accrued income taxes of $1.1 billion and $911 million, respectively, were included in other long-term liabilities. See Note 7—Accrued and Other Liabilities.
Cumulative undistributed earnings of the Company’s international subsidiaries that are intended to be reinvested indefinitely outside the United States amounted to $12.9 billion at September 30, 2017. The amount of income taxes that would have resulted had such earnings been repatriated is not practicably determinable.
The Company’s largest operating hub outside the United States is located in Singapore. It operates under a tax incentive agreement which is effective through September 30, 2023, and is conditional upon meeting certain business operations and employment thresholds in Singapore. The tax incentive agreement decreased Singapore tax by $252 million, $235 million and $192 million, and the benefit of the tax incentive agreement on diluted earnings per share was $0.11, $0.10 and $0.08 in fiscal 2017, 2016 and 2015, respectively.
In accordance with Accounting Standards Codification 740—Income Taxes, the Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2017 and 2016, the Company’s total gross unrecognized tax benefits were $1.4 billion and $1.2 billion, respectively, exclusive of interest and penalties described below. Included in the $1.4 billion and $1.2 billion are $1.1 billion and $926 million of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2017	2016
	(in millions)
Beginning balance at October 1	$1,160	$1,051
Increases of unrecognized tax benefits related to prior years	56	153
Decreases of unrecognized tax benefits related to prior years	(59)	(180)
Increases of unrecognized tax benefits related to current year	197	138
Reductions related to lapsing statute of limitations	(1)	(2)
Ending balance at September 30	$1,353	$1,160
It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions in non-operating expense in its consolidated statements of operations. The Company recognized $23 million and $15 million of interest expense in fiscal 2017 and 2016, respectively, and reversed $6 million of interest expense in fiscal 2015, related to uncertain tax positions. The Company accrued $1 million, $3 million and $1 million of penalties in fiscal 2017, 2016 and 2015, respectively, related to uncertain tax positions. At September 30, 2017 and 2016, the Company had accrued interest of $84 million and $61 million, respectively, and accrued penalties of $34 million and $17 million, respectively, related to uncertain tax positions in its other long-term liabilities. At September 30, 2017 and 2016, accrued interest and penalties balances included amounts related to the Visa Europe acquisition and measurement period adjustments.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The Company's fiscal 2009 through 2012 U.S. federal income tax returns are currently under Internal Revenue Service (IRS) examination. The Company has filed a federal refund claim for fiscal year 2008, which is also currently under IRS examination. Except for the refund claim, the federal statutes of limitations have expired for fiscal years prior to 2009. The Company's fiscal years 2006 through 2011 California tax returns are currently under examination. The California statutes of limitations have expired for fiscal years prior to 2006.
During fiscal 2013, the Canada Revenue Agency (CRA) completed its examination of the Company's fiscal 2003 through 2009 Canadian tax returns and proposed certain assessments. Based on the findings of its examination, the CRA also proposed certain assessments to the Company's fiscal 2010 through 2016 Canadian tax returns. The Company filed notices of objection against these assessments and, in fiscal 2015, completed the appeals process without reaching a settlement with the CRA. In April 2016, the Company petitioned the Tax Court of Canada to overturn the CRA's assessments. Legal proceedings continue to be in progress. The Company continues to believe that its income tax provision adequately reflects its obligations to the CRA.
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
Note 19—Legal Matters
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
The following table summarizes the activity related to accrued litigation.

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$981	$1,024
Provision for uncovered legal matters	19	2
Accrual for VE territory covered litigation	186	2
Payments on legal matters	(204)	(47)
Balance at September 30	$982	$981

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

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
The following table summarizes the activity related to U.S. covered litigation.

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$978	$1,023
Payments on U.S. covered litigation	—	(45)
Balance at September 30	$978	$978
On January 14, 2014, the MDL 1720 court entered a final judgment order approving a settlement with class plaintiffs in the interchange multidistrict litigation proceedings. As a result of appeals brought by certain merchants, however, the final judgment order was reversed by the court of appeals on June 30, 2016, and the case was remanded to the MDL 1720 court for further proceedings. Subsequently, on March 3, 2017, the MDL 1720 court ordered, among other things, that the deadline to terminate the class settlement agreement be modified to extend indefinitely and that the settlement funds continue to be administered by the settlement escrow agent until such time as the settlement agreement is finally terminated. See further discussion below under Interchange Multidistrict Litigation (MDL) – Putative Class Actions. Visa initially made a payment of approximately $4.0 billion from the U.S. litigation escrow account into the settlement fund pursuant to the class settlement agreement. Thereafter, on January 27, 2014, Visa received and deposited into the Company's U.S. litigation escrow account "takedown payments" of approximately $1.1 billion, which Visa was entitled to receive under the class settlement agreement based on payment card sales volume attributable to merchants who opted out of the 2012 class settlement agreement. The deposit into the U.S. litigation escrow account and a related increase in accrued litigation to address "opt-out" claims were recorded in the second quarter of fiscal 2014. An additional accrual of $450 million associated with these opt-out claims was recorded in the fourth quarter of fiscal 2014. Payments totaling $528 million were made from fiscal 2014 through 2017 from the U.S. litigation escrow account reflecting settlements with a number of individual merchants that had opted out of the class settlement, resulting in an accrued balance of $978 million related to U.S. covered litigation as of September 30, 2017. See further discussion below under Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions and Note 3—U.S. and Europe Retrospective Responsibility Plans.
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the conversion rates applicable to the UK&I preferred stock and Europe preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders' equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 3—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

The following table summarizes the activity related to VE territory covered litigation.

	Fiscal 2017	Fiscal 2016
	(in millions)
Balance at October 1	$2	$—
Accrual for VE territory covered litigation	186	2
Payments on VE territory covered litigation	(187)	—
Balance at September 30	$1	$2
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions
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
In addition, Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs signed a settlement agreement (the "2012 Settlement Agreement") to resolve the class plaintiffs' claims. The terms of the 2012 Settlement Agreement included, among other terms, (1) a comprehensive release of claims asserted in the litigation and protection against future litigation regarding default interchange and other U.S. rules; (2) settlement payments from the Company of approximately $4.0 billion and a further distribution of 10 basis points of default interchange for an eight-month period; (3) certain modifications to the Company's rules, including modifications to permit surcharging on credit transactions under certain circumstances; and (4) the Company's agreement to meet with merchant buying groups that seek to collectively negotiate interchange rates. On December 10, 2012, Visa paid approximately $4.0 billion from the U.S. litigation escrow account into a settlement fund established pursuant to the 2012 Settlement Agreement.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

On November 30, 2016, the district court entered an order appointing interim counsel for two putative classes of plaintiffs, a “Damages Class” and an “Injunctive Relief Class.” Following the district court’s order, on February 8, 2017, plaintiffs purporting to act on behalf of the putative Damages Class sought leave to file a Third Consolidated Amended Class Action Complaint. The complaint sought money damages alleged to range in the tens of billions of dollars (subject to trebling), as well as attorneys' fees and injunctive relief, and named as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated and MasterCard International Incorporated, and certain U.S. financial institutions. The plaintiffs asserted that the proposed complaint updated, among other things, claims for damages and accounted for industry developments. Defendants opposed the Damages Class plaintiffs’ motion on March 10, 2017. On September 27, 2017, the magistrate judge granted in part and denied in part the motion seeking leave to amend the complaint, and plaintiffs objected to the portions of the magistrate judge's order denying their motion on October 23, 2017. Plaintiffs filed the Third Consolidated Amended Class Action Complaint on October 27, 2017.
A new group of purported class plaintiffs, acting on behalf of the putative Injunctive Relief Class, filed a class action complaint seeking declaratory and injunctive relief, as well as attorneys’ fees. That complaint seeks, among other things, an injunction against: the setting of default interchange rates; certain Visa rules relating to merchants, including the honor-all-cards rule; and various transaction fees, including the fixed acquirer network fee. The complaint names as defendants Visa Inc., MasterCard Incorporated and MasterCard International Incorporated, and certain U.S. financial institutions.

The putative class actions are considered U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
Beginning in May 2013, more than 50 cases have been filed in various federal district courts by hundreds of merchants who had opted out of the damages portion of the 2012 Settlement Agreement, generally pursuing damages claims on allegations similar to those raised in MDL 1720. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments. In addition, some of the cases seek an injunction against the setting of default interchange rates; certain Visa rules relating to merchants, including the honor-all-cards rule; and various transaction fees, including the fixed acquirer network fee. One merchant's complaint also asserts that Visa, MasterCard and their member banks conspired to prevent the adoption of chip-and-PIN authentication in the U.S. or otherwise circumvent competition in the debit market. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. Wal-Mart Stores Inc. and its subsidiaries filed a complaint that also adds Visa Europe Limited and Visa Europe Services Inc. as defendants.
Beginning on February 8, 2017, certain individual merchants filed motions in existing actions in MDL 1720 requesting leave to amend their complaints. The proposed amended complaints, among other things, added claims for injunctive relief and updated claims for damages. As with the Damages Class’s motion, the magistrate judge granted in part and denied in part the motions seeking leave to amend these complaints and, on October 23, 2017, these plaintiffs also objected to the portion of the magistrate judge's order denying their motions. The individual merchants then filed the amended complaints on October 27, 2017. In addition, certain individual merchants have filed new actions in federal court which were subsequently included in MDL 1720.
In addition to the cases filed by individual merchants, Visa, MasterCard, and certain U.S. financial institution defendants in MDL 1720 filed a complaint in the Eastern District of New York against certain named class representative plaintiffs who had opted out or stated their intention to opt out of the damages portion of the 2012 Settlement Agreement. In addition, Visa filed three more similar complaints in the Eastern District of New York against Wal-Mart Stores Inc.; against The Home Depot, Inc. and Home Depot U.S.A.; and against Sears Holdings Corporation. All four complaints seek a declaration that, from January 1, 2004 to November 27, 2012, the time period for which opt-outs could seek damages under the 2012 Settlement Agreement, Visa's conduct in, among other things, continuing to set default interchange rates, maintaining its "honor all cards" rule, enforcing certain rules relating to merchants, and restructuring itself, did not violate federal or state antitrust laws.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

All the cases filed in federal court have been either assigned to the judge presiding over MDL 1720, or have been transferred or are being considered for transfer by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. The court has entered an order confirming that In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.), includes (1) all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings, and (2) all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation. Cases that have been transferred to or otherwise included in MDL 1720 are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan, unless otherwise noted. See Note 3—U.S. and Europe Retrospective Responsibility Plans.

A number of individual merchant actions previously filed have been settled, and remain settled. In addition, following the automatic termination of the settlement agreement with Wal-Mart Stores Inc., Visa and Wal-Mart Stores Inc. entered into a new, unconditional settlement agreement on October 31, 2017. Consequently, as of the filing date, Visa has reached settlement agreements with individual merchants representing approximately 51% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 Settlement Agreement.
Finally, certain merchants filed actions in state courts, generally pursuing claims on allegations similar to those raised in MDL 1720. On July 12, 2016, Broadway Grill, Inc. ("Broadway Grill"), on behalf of itself and a putative class of California merchants that have accepted Visa-branded cards since January 1, 2004, filed a lawsuit against Visa Inc., Visa International and Visa U.S.A. in California state court. On February 17, 2017, a merchant filed a case in Texas state court. Both cases were subsequently removed from their respective state courts to federal district courts and, thereafter, the Judicial Panel on Multidistrict Litigation issued orders transferring the cases to MDL 1720. Both matters are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 3—U.S. and Europe Retrospective Responsibility Plans.
While the Company believes that it has substantial defenses in these matters, the final outcome of individual legal claims is inherently unpredictable. The Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of individual merchant claims, and such developments could have a material adverse effect on the Company's financial results in the period in which the effect becomes probable and reasonably estimable.
VE Territory Covered Litigation
UK Merchant Litigation
Since July 2013, in excess of 300 Merchants (the capitalized term "Merchant," when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, Irish domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by over 75 Merchants, leaving more than 200 Merchants with outstanding claims.
In November 2016, a trial commenced relating to claims filed by a number of Merchants. All of these Merchants except one settled before the trial concluded in March 2017. A decision is pending with respect to that remaining Merchant. If the Merchant prevails, the amount of any loss it suffered will be determined in a separate trial in the future.
In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those Merchants’ claims. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company has learned that several additional European entities have indicated that they may also bring similar claims and the Company anticipates additional claims in the future.
The full scope of damages is not yet known because not all Merchant claims have been served and Visa has substantial defenses. However, the total damages sought in the outstanding claims that have been issued, served and/or preserved likely amounts to more than one billion dollars.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

Other Litigation
European Commission Proceedings
Inter-regional Interchange Investigation. Following the issuance of a Statement of Objections in 2009 concerning, among other things, the alleged default application of Visa Inc.'s inter-regional interchange fees to intra-regional and domestic consumer debit and credit card transactions in the European Economic Area (EEA), the European Commission (EC) served a Supplementary Statement of Objections (SSO) on Visa Inc. and Visa International in 2013 and a revised SSO in August 2017. The revised SSO concerns only the application of Visa Inc.'s inter-regional interchange fees to transactions involving Visa consumer debit and credit cards issued outside of the Visa Europe region and used at merchants located within the EEA. The EC continues to claim that inter-regional interchange fees violate EEA competition law and may impose fines in the event that it adopts an infringement decision. The potential amount of any fine cannot be estimated at this time. The Commission may also require Visa to reduce the default inter-regional interchange rates the Company sets, revise the Visa rules or the way in which the Company enforces its rules, or otherwise modify the way the Company does business.
All issues relating to intra-regional or domestic consumer debit and credit card transactions acquired in the EEA were settled by commitments offered by Visa Europe Limited in 2010 and 2014 respectively, and endorsed by the EC. The debit commitments have expired, but the credit commitments apply until March 2018. Following its acquisition of Visa Europe Limited in June 2016, the credit commitments are binding upon Visa Inc.
DCC Investigation. In 2013, the EC opened an investigation against Visa Europe, based on a complaint alleging that Visa Europe's pricing of and rules relating to Dynamic Currency Conversion (DCC) transactions infringe EU competition rules. This investigation is pending.
Canadian Competition Proceedings
Merchant Litigation. Beginning in December 2010, a number of class action lawsuits were filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta against Visa Canada, MasterCard and ten financial institutions on behalf of merchants that accept payment by Visa and/or MasterCard credit cards. Three separate actions were filed (including one against Visa Canada Corporation and Visa Inc., two MasterCard entities and smaller Canadian issuing banks), but those three cases have been discontinued. The remaining cases allege a violation of Canada's price-fixing law and various common law claims based on separate Visa and MasterCard conspiracies in respect of default interchange and certain of the networks' rules. Five of the named financial institutions have now settled with the plaintiffs, and one of these settlements is awaiting court approval.
On March 26, 2014, the British Columbia Supreme Court, in one of the class action suits noted above, Watson v. Bank of America Corporation, et al., granted the plaintiff's application for class certification in part. On appeal from both the defendants and the plaintiff, the British Columbia Court of Appeal allowed the class proceedings to advance but limited the time period of plaintiff's main price-fixing claim to prior to March 2010. The related lawsuits in Ontario, Alberta, and Saskatchewan have effectively been stayed pending further proceedings in British Columbia. The Quebec case is proceeding to class authorization in November 2017.
On June 2, 2017, Visa executed an agreement with merchant class plaintiffs to settle, on a national basis, the active class actions filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta. The agreement is subject to final court approval across all of these provinces.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

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
U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa (Visa Inc., Visa International, Visa U.S.A. and Plus System, Inc.) and MasterCard in the U.S. District Court for the District of Columbia. The complaint challenges Visa's rule (and a similar MasterCard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act, and seek treble damages, injunctive relief, and attorneys’ fees.
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
These cases are proceeding in the district court.
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
Pulse Network
On November 25, 2014, Pulse Network LLC filed suit against Visa Inc. in federal district court in Texas. Pulse alleges that Visa has monopolized and attempted to monopolize debit card network services markets. Pulse also alleges that Visa has entered into agreements in restraint of trade, engaged in unlawful exclusive dealing and tying, violated the Texas Free Enterprise and Antitrust Act and engaged in tortious interference with prospective business relationships. Pulse seeks unspecified treble damages, attorneys' fees and injunctive relief, including to enjoin the fixed acquirer network fee structure, Visa's conduct regarding PIN-Authenticated Visa Debit and Visa agreements with merchants and acquirers relating to debit acceptance. On January 23, 2015, Visa filed a motion to dismiss the complaint. On December 17, 2015, the court denied Visa's motion to dismiss the complaint. On August 15, 2017, Visa moved for summary judgment.
New Mexico Attorney General
On December 23, 2014, a case was filed in New Mexico state court by New Mexico's attorney general on behalf of the state, state agencies and citizens of the state, generally pursuing claims on allegations similar to those raised in MDL 1720. On May 15, 2015, defendants filed a partial motion to dismiss, which the court granted in part; the court’s order, among other things, narrowed the state antitrust damages claims.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

EMV Chip Liability Shift
Following their initial complaint filed on March 8, 2016, B&R Supermarket, Inc., d/b/a Milam's Market, and Grove Liquors LLC filed an amended class action complaint on July 15, 2016, against Visa Inc., Visa U.S.A., MasterCard, Discover, American Express, EMVCo and certain financial institutions in the U.S. District Court for the Northern District of California. The amended complaint asserts that defendants, through EMVCo, conspired to shift liability for fraudulent, faulty or otherwise rejected payment card transactions from defendants to the purported class of merchants, defined as those merchants throughout the United States who have been subjected to the "Liability Shift" since October 2015. Plaintiffs claim that the so-called "Liability Shift" violates Sections 1 and 3 of the Sherman Act and certain state laws, and seek treble damages, injunctive relief and attorneys' fees.
On September 30, 2016, the court granted motions to dismiss the amended complaint filed by EMVCo and the financial institution defendants, but denied motions to dismiss filed by Visa Inc., Visa U.S.A., MasterCard, American Express and Discover. On March 10, 2017, the plaintiffs filed a motion for class certification. On May 4, 2017, the district court granted a motion to transfer the action to the U.S. District Court for the Eastern District of New York, which has clarified that this case is not part of MDL 1720.
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
In February 2017, the Court granted Walmart’s motion to dismiss Visa’s counterclaim for fraudulent inducement. Thereafter, Walmart filed a motion for summary judgment on its declaratory judgment claim, and Visa subsequently filed a motion to dismiss Walmart's claim. The parties then reached a settlement agreement, and the case has been dismissed.
Kroger
On June 27, 2016, The Kroger Co. ("Kroger") filed a lawsuit against Visa Inc. in the U.S. District Court for the Southern District of Ohio. In its complaint, Kroger seeks a declaratory judgment that certain of Visa's rules related to the acceptance of Visa debit cards are inconsistent with the Dodd-Frank Act. Kroger also seeks damages and other relief related to certain state law claims. On September 29, 2017, the court granted Visa's motion to dismiss Kroger's claims for declaratory judgment but denied Visa’s motion to dismiss Kroger's state law claims for damages and other relief. Kroger subsequently amended its complaint, adding claims for declaratory judgment that certain of its actions or policies did not violate a commercial agreement between Kroger and Visa and seeking other relief under additional state law claims. On November 13, 2017, Visa filed a motion to dismiss the amended complaint.
Nuts for Candy
On April 5, 2017, plaintiff Nuts for Candy, on behalf of itself and a putative class of California merchants that have accepted Visa-branded cards since January 1, 2004, filed a lawsuit against Visa Inc., Visa International and Visa U.S.A. in California state court. Similar to plaintiff Broadway Grill, discussed above in Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions, Nuts for Candy pursues claims under California state antitrust and unfair business statutes. Nuts for Candy seeks damages, costs and other remedies. On September 6, 2017, Visa moved to stay Nuts for Candy’s action pending the outcome of the Broadway Grill action, which was denied by the court on October 5. On November 9, 2017, Visa moved for summary adjudication of Nuts for Candy's California unfair business statute claims.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017

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

Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly operating results for each quarter and full year of fiscal 2017 and 2016 for the Company:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	September 30, 2017	June 30, 2017	March 31, 2017 (1)	December 31, 2016	2017 Total
	(in millions, except per share data)
Operating revenues	$4,855	$4,565	$4,477	$4,461	$18,358
Operating income	$3,212	$3,024	$2,808	$3,100	$12,144
Net income	$2,140	$2,059	$430	$2,070	$6,699
Basic earnings per share
Class A common stock	$0.91	$0.87	$0.18	$0.86	$2.80
Class B common stock	$1.49	$1.43	$0.30	$1.41	$4.62
Class C common stock	$3.62	$3.46	$0.72	$3.43	$11.21
Diluted earnings per share
Class A common stock	$0.90	$0.86	$0.18	$0.86	$2.80
Class B common stock	$1.49	$1.42	$0.29	$1.41	$4.61
Class C common stock	$3.61	$3.45	$0.72	$3.42	$11.19

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	September 30, 2016 (1)	June 30, 2016 (1),(2)	March 31, 2016 (1)	December 31, 2015 (1)	2016 Total
	(in millions, except per share data)
Operating revenues	$4,261	$3,630	$3,626	$3,565	$15,082
Operating income	$2,625	$428	$2,434	$2,396	$7,883
Net income	$1,931	$412	$1,707	$1,941	$5,991
Basic earnings per share
Class A common stock	$0.79	$0.17	$0.71	$0.80	$2.49
Class B common stock	$1.31	$0.29	$1.17	$1.32	$4.10
Class C common stock	$3.17	$0.69	$2.85	$3.20	$9.94
Diluted earnings per share
Class A common stock	$0.79	$0.17	$0.71	$0.80	$2.48
Class B common stock	$1.30	$0.28	$1.17	$1.32	$4.09
Class C common stock	$3.16	$0.69	$2.84	$3.20	$9.93

(1)
The Company's unaudited consolidated statement of operations include the impact of several significant one-time items. See Overview within Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

(2)
The Company did not include Visa Europe's financial results in the Company's unaudited consolidated financial statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. The dilutive impact of the outstanding shares of series B and C convertible participating preferred stock from June 21, 2016 through June 30, 2016 was also not included in the calculation of basic or diluted earnings per share as the effect was immaterial. See Note 2—Visa Europe and Note 14—Earnings Per Share to the consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
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
The effectiveness of our internal control over financial reporting as of September 30, 2017, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2017, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2017, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

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

VISA INC.

By:	/s/ Alfred F. Kelly,Jr.
Name:	Alfred F. Kelly, Jr.
Title:	Chief Executive Officer
Date:	November 16, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alfred F. Kelly, Jr.	Chief Executive Officer and Director	November 16, 2017
Alfred F. Kelly, Jr.	(Principal Executive Officer)

/s/ Vasant M. Prabhu	Chief Financial Officer	November 16, 2017
Vasant M. Prabhu	(Principal Financial Officer)

/s/ James H. Hoffmeister	Global Corporate Controller and	November 16, 2017
James H. Hoffmeister	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Robert W. Matschullat	Independent Chair	November 16, 2017
Robert W. Matschullat

/s/ Lloyd A. Carney	Director	November 16, 2017
Lloyd A. Carney

/s/ Mary B. Cranston	Director	November 16, 2017
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 16, 2017
Francisco Javier Fernández-Carbajal

/s/ Gary A. Hoffman	Director	November 16, 2017
Gary A. Hoffman

/s/ John F. Lundgren	Director	November 16, 2017
John F. Lundgren

/s/ Suzanne Nora Johnson	Director	November 16, 2017
Suzanne Nora Johnson

/s/ John A. C. Swainson	Director	November 16, 2017
John A. C. Swainson

/s/ Maynard G. Webb, Jr.	Director	November 16, 2017
Maynard G. Webb, Jr.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	5/10/2016

3.1	Sixth Amended and Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/29/2015

3.2	Certificate of Correction of the Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	2/27/2015

3.3	Amended and Restated Bylaws of Visa Inc.	10-K	001-33977	3.3	11/20/2015

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.5	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.6	Form of 2.200% Senior Note due 2020	8-K	001-33977	4.3	12/14/2015

4.7	Form of 2.150% Senior Note due 2022	8-K	001-33977	4.1	9/11/2017

4.8	Form of 2.800% Senior Note due 2022	8-K	001-33977	4.4	12/14/2015

4.9	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.1	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.11	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.12	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.13	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.14	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.15	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.16	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

10.1	Form of Indemnity Agreement	8-K	001-33977	10.1	10/25/2012

10.2
Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.
		S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.5	Five Year Revolving Credit Agreement, amended and restated as of January 27, 2017, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #	10-Q	001-33977	10.1	4/21/2017

10.6	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs' claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.18	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.19*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.20*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.21*	Visa Inc. 2007 Equity Incentive Compensation Plan, as amended and restated as of February 3, 2016	DEFA 14A	001-33977	Annex A	1/12/2016

10.22*	Visa Inc. Incentive Plan, as amended and restated as of February 3, 2016	DEF 14A	001-33977	Annex B	12/11/2015

10.23*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.24*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.25*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.26*	Visa Inc. Executive Severance Plan, effective as of November 3, 2010	8-K	001-33977	10.1	11/9/2010

10.27*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.28*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.1	1/30/2014

10.29*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.2	1/30/2014

10.30*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.3	1/30/2014

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.4	1/30/2014

10.32*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.33*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.6	1/30/2014

10.34*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.7	1/30/2014

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.8	1/30/2014

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.42	11/21/2014

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.43	11/21/2014

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.44	11/21/2014

10.41*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.45	11/21/2014

10.42*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.46	11/21/2014

10.43*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.47	11/21/2014

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.45*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.2	1/28/2016

10.46*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.3	1/28/2016

10.47*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO, for the Make-Whole Award.	10-K	001-33977	10.52	11/15/2016

10.48*	Form of Letter Agreement relating to Visa Inc. Executive Severance Plan	8-K	001-33977	10.2	11/9/2010

10.49*	Aircraft Time Sharing Agreement, dated November 7, 2012, between Visa Inc. and Charles W. Scharf	8-K	001-33977	10.1	11/9/2012

10.50*	Amendment No. 1 to the Aircraft Time Sharing Agreement, effective December 13, 2013, between Visa Inc. and Charles W. Scharf	10-K	001-33977	10.51	11/21/2014

10.51*	Offer Letter, dated October 17, 2016, between Visa Inc. and Alfred F. Kelly, Jr.	8-K	001-33977	99.1	10/21/2016

10.52*	Aircraft Time Sharing Agreement, dated November 9, 2016, between Visa Inc. and Alfred F. Kelly, Jr.	10-K	001-33977	10.59	11/15/2016

10.53*	Offer Letter and One-Time Cash Award Agreement, dated January 27, 2015, between Visa Inc. and Vasant M. Prabhu	8-K	001-33977	99.2	2/2/2015

12.1+	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

†	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Management contract, compensatory plan or arrangement.

+	Filed or furnished herewith.

#
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.