Form 10-Q
period 2017-12-31
VISA INC.
filed 2018-02-01
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of January 26, 2018 there were 1,802,624,578 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 12,400,261 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2017	September 30, 2017
	(in millions, except par value data)
Assets
Cash and cash equivalents	$8,138	$9,874
Restricted cash—U.S. litigation escrow (Note 2)	883	1,031
Investment securities (Note 3):
Trading	106	82
Available-for-sale	3,307	3,482
Settlement receivable	1,618	1,422
Accounts receivable	1,281	1,132
Customer collateral (Note 5)	1,155	1,106
Current portion of client incentives	295	344
Prepaid expenses and other current assets	504	550
Total current assets	17,287	19,023
Investment securities, available-for-sale (Note 3)	2,674	1,926
Client incentives	557	591
Property, equipment and technology, net	2,238	2,253
Other assets	1,127	1,226
Intangible assets, net	28,109	27,848
Goodwill	15,162	15,110
Total assets	$67,154	$67,977
Liabilities
Accounts payable	$108	$179
Settlement payable	2,302	2,003
Customer collateral (Note 5)	1,155	1,106
Accrued compensation and benefits	389	757
Client incentives	2,355	2,089
Accrued liabilities	1,224	1,129
Current maturities of long-term debt (Note 4)	—	1,749
Accrued litigation (Note 11)	830	982
Total current liabilities	8,363	9,994
Long-term debt (Note 4)	16,621	16,618
Deferred tax liabilities	5,107	5,980
Deferred purchase consideration	1,330	1,304
Other liabilities	2,332	1,321
Total liabilities	33,753	35,217
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 7)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at December 31, 2017 and September 30, 2017 (the “UK&I preferred stock”) (Note 7)	2,295	2,326
Series C convertible participating preferred stock, 3 shares issued and outstanding at December 31, 2017 and September 30, 2017 (the “Europe preferred stock”) (Note 7)	3,181	3,200
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,805 and 1,818 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2017 and September 30, 2017 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 12 and 13 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively (Note 7)	—	—
Right to recover for covered losses (Note 2)	(5)	(52)
Additional paid-in capital	16,761	16,900
Accumulated income	9,966	9,508
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	61	73
Defined benefit pension and other postretirement plans	(76)	(76)
Derivative instruments classified as cash flow hedges	(33)	(36)
Foreign currency translation adjustments	1,251	917
Total accumulated other comprehensive income, net	1,203	878
Total equity	33,401	32,760
Total liabilities and equity	$67,154	$67,977

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(in millions, except per share data)
Operating Revenues
Service revenues	$2,146	$1,918
Data processing revenues	2,147	1,892
International transaction revenues	1,666	1,489
Other revenues	229	203
Client incentives	(1,326)	(1,041)
Net operating revenues	4,862	4,461

Operating Expenses
Personnel	679	571
Marketing	223	218
Network and processing	160	145
Professional fees	92	80
Depreciation and amortization	145	146
General and administrative	236	186
Litigation provision (Note 11)	—	15
Total operating expenses	1,535	1,361
Operating income	3,327	3,100

Non-operating Income (Expense)
Interest expense	(154)	(140)
Other	66	19
Total non-operating expense	(88)	(121)
Income before income taxes	3,239	2,979
Income tax provision (Note 10)	717	909
Net income	$2,522	$2,070

Basic earnings per share (Note 8)
Class A common stock	$1.07	$0.86
Class B common stock	$1.77	$1.41
Class C common stock	$4.30	$3.43

Basic weighted-average shares outstanding (Note 8)
Class A common stock	1,811	1,860
Class B common stock	245	245
Class C common stock	13	17

Diluted earnings per share (Note 8)
Class A common stock	$1.07	$0.86
Class B common stock	$1.77	$1.41
Class C common stock	$4.29	$3.42

Diluted weighted-average shares outstanding (Note 8)
Class A common stock	2,353	2,421
Class B common stock	245	245
Class C common stock	13	17

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(in millions)
Net income	$2,522	$2,070
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain (loss)	9	(3)
Income tax effect	(3)	(1)
Reclassification adjustment for net gain realized in net income	(28)	—
Income tax effect	10	—
Defined benefit pension and other postretirement plans:
Amortization of actuarial loss and prior service credit realized in net income	—	6
Income tax effect	—	(2)
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(1)	74
Income tax effect	(5)	(7)
Reclassification adjustment for net loss realized in net income	11	12
Income tax effect	(2)	(2)
Foreign currency translation adjustments	334	(988)
Other comprehensive income (loss), net of tax	325	(911)
Comprehensive income	$2,847	$1,159

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(in millions)
Operating Activities
Net income	$2,522	$2,070
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	1,326	1,041
Share-based compensation (Note 9)	68	45
Depreciation and amortization of property, equipment, technology and intangible assets	145	146
Deferred income taxes	(919)	77
Right to recover for covered losses recorded in equity (Note 2)	(3)	(94)
Other	(23)	13
Change in operating assets and liabilities:
Settlement receivable	(180)	56
Accounts receivable	(146)	(89)
Client incentives	(986)	(1,129)
Other assets	92	66
Accounts payable	(51)	(102)
Settlement payable	275	79
Accrued and other liabilities	794	316
Accrued litigation (Note 11)	(152)	13
Net cash provided by operating activities	2,762	2,508
Investing Activities
Purchases of property, equipment, technology and intangible assets	(141)	(171)
Investment securities, available-for-sale:
Purchases	(1,636)	(1,032)
Proceeds from maturities and sales	1,076	788
Purchases of / contributions to other investments	(6)	(2)
Net cash used in investing activities	(707)	(417)
Financing Activities
Repurchase of class A common stock (Note 7)	(1,778)	(1,893)
Repayments of long-term debt (Note 4)	(1,750)	—
Dividends paid (Note 7)	(458)	(399)
Proceeds from issuance of commercial paper	—	566
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 2 and Note 11)	150	—
Cash proceeds from issuance of common stock under employee equity plans	53	56
Restricted stock and performance-based shares settled in cash for taxes	(88)	(60)
Net cash used in financing activities	(3,871)	(1,730)
Effect of exchange rate changes on cash and cash equivalents	80	(156)
(Decrease) increase in cash and cash equivalents	(1,736)	205
Cash and cash equivalents at beginning of period	9,874	5,619
Cash and cash equivalents at end of period	$8,138	$5,824
Supplemental Disclosure
Income taxes paid, net of refunds	$183	$96
Interest payments on debt (Note 4)	$241	$244
Accruals related to purchases of property, equipment, technology and intangible assets	$26	$69

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. ("Visa" or the "Company") is a global payments technology company that enables fast, secure and reliable electronic payments across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. ("Visa U.S.A."), Visa International Service Association ("Visa International"), Visa Worldwide Pte. Limited, Visa Europe Limited ("Visa Europe"), Visa Canada Corporation, Visa Technology & Operations LLC and CyberSource Corporation, operate one of the world’s largest retail electronic payments networks — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables the Company to provide its financial institution and merchant clients a wide range of products, platforms and value-added services. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa's financial institution clients.
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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2017 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.
Recently Issued and Adopted Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The Company will adopt the standard effective October 1, 2018, and expects to adopt the standard using the modified retrospective transition method. The Company expects that the new standard will primarily impact recognition timing for certain fixed incentives and price discounts provided to clients, and the classification of certain client incentives between contra revenues and operating expenses. The Company is still in the process of quantifying the full effect that ASU 2014-09 and all of its related subsequent updates will have on its consolidated financial statements and related disclosures. The impact of the new standard to future financial results is unknowable as it is not possible to estimate the impact to the recognition of new customer contracts which may be executed in future periods. The Company has completed an assessment of its existing customer contracts through December 31, 2017. Application of the new standard to consolidated financial statements for the first quarter of fiscal 2018 would not have resulted in a material impact. The Company will continue to assess the impact of the new standard as new customer contracts are executed going forward.
In March 2016, the FASB issued ASU 2016-05, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, Derivatives and Hedging, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted the standard effective October 1, 2017. The adoption did not have a material impact on the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2016, the FASB issued ASU 2016-06, which clarifies the requirements for assessing whether contingent call/put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment is required to assess the embedded call/put options solely in accordance with a four-step decision sequence. The Company adopted the standard effective October 1, 2017. The adoption did not have a material impact on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted the standard effective October 1, 2017. The adoption did not have a material impact on the consolidated financial statements.
Note 2—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation referred to as the "U.S. covered litigation" are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes, and are classified as restricted cash on the consolidated balance sheets. The balance of the escrow account was $0.9 billion at December 31, 2017 and $1.0 billion at September 30, 2017. The Company paid $150 million from the litigation escrow account during the three months ended December 31, 2017. See Note 11—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the U.S. covered litigation during the three months ended December 31, 2017. See Note 11—Legal Matters.
Europe Retrospective Responsibility Plan
The Company, Visa Europe or their affiliates are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the "VE territory covered litigation"). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the "VE territory covered losses") through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. VE territory covered losses are recorded in "right to recover for covered losses" within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in "right to recover for covered losses" as contra-equity is then recorded against the book value of the preferred stock within stockholders' equity.
During the three months ended December 31, 2017, the Company recovered $50 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock, from 13.077 and 13.948, respectively, at September 30, 2017 to 12.966 and 13.893, respectively, at December 31, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the activities related to VE territory covered losses in preferred stock and "right to recover for covered losses" within equity during the three months ended December 31, 2017. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 11—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2017	$2,326	$3,200	$(52)
VE territory covered losses incurred	—	—	(3)
Recovery through conversion rate adjustment	(31)	(19)	50
Balance as of December 31, 2017	$2,295	$3,181	$(5)
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders' equity within the Company's unaudited consolidated balance sheet as of December 31, 2017 and September 30, 2017.(1)

	December 31, 2017		September 30, 2017
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-Converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$3,667	$2,295	$3,414	$2,326
Europe preferred stock	5,001	3,181	4,634	3,200
Total	8,668	5,476	8,048	5,526
Less: right to recover for covered losses	(5)	(5)	(52)	(52)
Total recovery for covered losses available	$8,663	$5,471	$7,996	$5,474

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of December 31, 2017; (b)12.966 and 13.893, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of December 31, 2017, respectively; and (c) $114.02, Visa's class A common stock closing stock price as of December 31, 2017.

(3)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2017; (b)13.077 and 13.948, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of September 30, 2017, respectively; and (c) $105.24, Visa's class A common stock closing stock price as of September 30, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$5,918	$5,935
U.S. government-sponsored debt securities			$567	$2,870
Investment securities, trading:
Equity securities	106	82
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			3,530	3,663
U.S. Treasury securities	2,337	1,621
Equity securities	114	124
Prepaid and other current assets:
Foreign exchange derivative instruments			26	18
Total	$8,475	$7,762	$4,123	$6,551
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$65	$98
Total	$—	$—	$65	$98
There were no transfers between Level 1 and Level 2 assets during the three months ended December 31, 2017.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2017.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairments during the three months ended December 31, 2017 or 2016. These investments totaled $99 million and $94 million at December 31, 2017 and September 30, 2017, respectively, and are classified in other assets on the consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2017, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at December 31, 2017.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company's unaudited consolidated balance sheet at December 31, 2017. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	December 31, 2017		September 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$—	$—	$1,749	$1,751
2.20% Senior Notes due December 2020	2,991	2,998	2,990	3,031
2.15% Senior Notes due September 2022	993	986	993	997
2.80% Senior Notes due December 2022	2,240	2,283	2,240	2,301
3.15% Senior Notes due December 2025	3,969	4,089	3,967	4,098
2.75% Senior Notes due September 2027	740	740	740	737
4.15% Senior Notes due December 2035	1,486	1,665	1,485	1,637
4.30% Senior Notes due December 2045	3,462	3,983	3,463	3,873
3.65% Senior Notes due September 2047	740	770	740	746
Total	$16,621	$17,514	$18,367	$19,171
Other financial instruments not measured at fair value. The following financial instruments are not measured at     fair value on the Company's unaudited consolidated balance sheet at December 31, 2017, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, commercial paper and customer collateral. The estimated fair value of such instruments at December 31, 2017 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities. The Company had $110 million in gross unrealized gains and $12 million in gross unrealized losses at December 31, 2017. There were $120 million gross unrealized gains and $4 million gross unrealized losses at September 30, 2017. A majority of the Company's available-for-sale investment securities with stated maturities are due within one to two years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Debt
The Company had outstanding debt as follows:

	December 31, 2017			September 30, 2017
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the "2017 Notes")	$—	$—	$—	$1,750	$(1)	$1,749	1.37%
Total current maturities of long-term debt	—	—	—	1,750	(1)	1,749

2.20% Senior Notes due December 2020	3,000	(9)	2,991	3,000	(10)	2,990	2.30%
2.15% Senior Notes due September 2022	1,000	(7)	993	1,000	(7)	993	2.30%
2.80% Senior Notes due December 2022	2,250	(10)	2,240	2,250	(10)	2,240	2.89%
3.15% Senior Notes due December 2025	4,000	(31)	3,969	4,000	(33)	3,967	3.26%
2.75% Senior Notes due September 2027	750	(10)	740	750	(10)	740	2.91%
4.15% Senior Notes due December 2035	1,500	(14)	1,486	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045	3,500	(38)	3,462	3,500	(37)	3,463	4.37%
3.65% Senior Notes due September 2047	750	(10)	740	750	(10)	740	3.73%
Total long-term debt	16,750	(129)	16,621	16,750	(132)	16,618

Total debt	$16,750	$(129)	$16,621	$18,500	$(133)	$18,367
Senior Notes
On October 11, 2017, the Company redeemed all of the $1.75 billion principal amount outstanding of the 2017 Notes. The redemption was funded with net proceeds from new fixed-rate senior notes issued by the Company in September 2017. As a result of this redemption, we recorded a $1 million loss on extinguishment of debt during the three months ended December 31, 2017.
The Company recognized interest expense for the senior notes of $138 million and $125 million for the three months ended December 31, 2017 and 2016, respectively, as non-operating expense.
Note 5—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential loss from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $71.3 billion during the three months ended December 31, 2017, compared to $67.7 billion during the three months ended September 30, 2017. Of these amounts, $4.5 billion and $2.8 billion were covered by collateral at December 31, 2017 and September 30, 2017, respectively. The total available collateral balances presented in the table below were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintained collateral as follows:

	December 31, 2017	September 30, 2017
	(in millions)
Cash equivalents(1)	$1,569	$1,490
Pledged securities at market value	169	167
Letters of credit	1,319	1,316
Guarantees	617	941
Total	$3,674	$3,914

(1)
Cash collateral held by Visa Europe is not included on the Company's consolidated balance sheets as its clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settlement obligations.

The fair value of the settlement risk guarantee is estimated based on a proprietary probability-weighted model and was approximately $3 million at December 31, 2017 and September 30, 2017. These amounts are reflected in accrued liabilities on the Company's consolidated balance sheets.
Note 6—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for all eligible employees residing in the United States. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations. The components of net periodic benefit cost presented below include the U.S. pension and other postretirement benefit plans and the non-U.S. pension plans, comprising only the Visa Europe plans. Disclosures relating to other non-U.S. pension benefit plans are not included as they are immaterial, individually and in aggregate.

	U.S. Plans				Non-U.S. Plans
	Pension Benefits		Other Postretirement Benefits		Pension Benefits
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost	$—	$—	$—	$—	$1	$2
Interest cost	8	9	—	—	3	3
Expected return on plan assets	(17)	(18)	—	—	(5)	(4)
Amortization of:
Prior service credit	—	—	—	(1)	—	—
Actuarial loss	—	4	—	—	—	—
Settlement loss	—	2	—	—	—	—
Total net periodic benefit cost	$(9)	$(3)	$—	$(1)	$(1)	$1

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Stockholders' Equity
As-Converted Class A Common Stock. The number of shares of each series and class and the number of shares of class A common stock on an as-converted basis at December 31, 2017, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
UK&I preferred stock	2	12.9660		32
Europe preferred stock	3	13.8930		44
Class A common stock(2)	1,805	—		1,805
Class B common stock	245	1.6483	(3)	405
Class C common stock	12	4.0000		49
Total				2,335

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding exclude repurchases traded but not yet settled on or before December 31, 2017.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. During the three months ended December 31, 2017, total as-converted class A common stock was reduced by 17 million shares at an average price of $110.27 per share. Of the 17 million shares, 16 million were repurchased in the open market using $1.8 billion of operating cash on hand. Additionally, the Company recovered $50 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan. The recovery has the same economic effect on earnings per share as repurchasing the Company's class A common stock, because it reduces the UK&I and Europe preferred stock conversion rates and consequently the as-converted class A common stock share count. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
The following table presents share repurchases in the open market.(1)

(in millions, except per share data)	Three Months Ended December 31, 2017
Shares repurchased in the open market(2)	16
Average repurchase price per share(3)	$110.24
Total cost	$1,778

(1)
Shares repurchased in the open market reflect repurchases settled during the three months ended December 31, 2017. These amounts include repurchases traded but not yet settled on or before September 30, 2017 and exclude repurchases traded but not yet settled on or before December 31, 2017.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
As of December 31, 2017, the Company's April 2017 share repurchase program had remaining authorized funds of $2.1 billion for share repurchase. All share repurchase programs authorized prior to April 2017 have been completed. In January 2018, the Company's board of directors authorized an additional $7.5 billion share repurchase program.
Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. See Note 2—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents as-converted UK&I and Europe preferred stock, after the Company recovered VE territory covered losses through conversion rate adjustments, for the three months ended December 31, 2017.

	Three Months Ended December 31, 2017
(in millions, except per share data)	UK&I Preferred Stock	Europe Preferred Stock
Reduction in equivalent number of shares of class A common stock(1)	—	—
Effective price per share(2)	$111.32	$111.32
Recovery through conversion rate adjustment	$31	$19

(1)	The reduction in equivalent number of shares of class A common stock was less than one million shares for both series of preferred stock.

(2)
Effective price per share is calculated using the volume-weighted average price of the Company's class A common stock over a pricing period in accordance with the Company's current certificates of designations for its series B and C convertible participating preferred stock.

Dividends. In January 2018, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on March 6, 2018, to all holders of record of the Company's common and preferred stock as of February 16, 2018. The Company declared and paid $458 million in dividends to holders of the Company's common stock during the three months ended December 31, 2017.
Note 8—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares of each class of common stock outstanding reflects changes in ownership over the periods presented. See Note 7—Stockholders' Equity.
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

The following table presents earnings per share for the three months ended December 31, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,945	1,811	$1.07	$2,522	2,353	(3)	$1.07
Class B common stock	435	245	$1.77	$434	245		$1.77
Class C common stock	54	13	$4.30	$54	13		$4.29
Participating securities(4)	88	Not presented	Not presented	$87	Not presented		Not presented
Net income	$2,522

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the three months ended December 31, 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,594	1,860	$0.86	$2,070	2,421	(3)	$0.86
Class B common stock	347	245	$1.41	$346	245		$1.41
Class C common stock	57	17	$3.43	$57	17		$3.42
Participating securities(4)	72	Not presented	Not presented	$72	Not presented		Not presented
Net income	$2,070

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three months ended December 31, 2017 and 2016. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 51 million and 67 million for the three months ended December 31, 2017 and 2016, respectively. The weighted-average number of shares of preferred stock, included within participating securities, was 32 million and 35 million of as-converted UK&I preferred stock for the three months ended December 31, 2017 and 2016, respectively, and 44 million of as-converted Europe preferred stock for the three months ended December 31, 2017 and 2016.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 5 million common stock equivalents for the three months ended December 31, 2017 and 2016, because their effect would be dilutive. The computation excludes 2 million and 3 million of common stock equivalents for the three months ended December 31, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

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

Note 9—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the three months ended December 31, 2017:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,622,760	$17.88	$109.82
Restricted stock units ("RSUs")	2,626,011	$109.82
Performance-based shares(1)	641,498	$120.11

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company's performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost of $68 million for the three months ended December 31, 2017, net of estimated forfeitures, which are adjusted as appropriate.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes
The effective income tax rates were 22% and 31% for the three months ended December 31, 2017 and 2016, respectively. The effective tax rate for the three months ended December 31, 2017 differs from the effective tax rate in the same prior-year period primarily due to U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act”), enacted on December 22, 2017. The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%.
The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, the Company’s statutory federal corporate rate is a blended rate of 24.5%, which will be reduced to 21% in fiscal 2019 and thereafter.
As a result of the reduction in the federal corporate tax rate, the Company remeasured its net deferred tax liabilities as of the enactment date of the Tax Act. The deferred tax remeasurement resulted in a one-time, non-cash tax benefit estimated to be approximately $1.1 billion, recorded in the three months ended December 31, 2017.
In transitioning to the new territorial tax system, the Tax Act requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in its fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8% on the remaining non-cash amount. The 15.5% and 8% tax, collectively referred to as the “transition tax”, was estimated to be $1.1 billion, and was recorded in the three months ended December 31, 2017. The Company intends to elect to pay the transition tax over a period of eight years as permitted by the Tax Act.
The above-mentioned accounting impacts of the deferred tax remeasurement and transition tax are provisional, based on currently available information and technical guidance on the interpretations of the new law. The Company continues to obtain and analyze additional information and guidance as they become available to complete the accounting for the tax impacts of the Tax Act. Additional information currently unavailable that is needed to complete the analysis includes, but is not limited to, foreign tax returns and foreign tax documentation for the computation of foreign tax credits, the final determination of the untaxed foreign earnings subject to the transition tax, and the final determination of the net deferred tax liabilities subject to remeasurement. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019, as permitted by Staff Accounting Bulletin 118.
The Tax Act also introduces several tax provisions, including:

•
Tax on global intangible low-tax income, which, in general, is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return. This provision is effective for the Company on October 1, 2018. The Company needs additional information to complete its analysis on whether to adopt an accounting policy to account for the tax effects of global intangible low-tax income in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that, upon reversal, may be subject to such tax. Hence, the Company has not recorded any tax on global intangible low-tax income in the three months ended December 31, 2017. The Company will make an accounting policy election no later than the first quarter of fiscal 2019.

•
Base erosion and anti-abuse tax, which, in general, functions like a minimum tax that partially disallows deductions for certain related party transactions. This new minimum tax is determined on a year-by-year basis, and this provision is effective for the Company on October 1, 2018. Hence, no base erosion anti-abuse tax was recorded in the three months ended December 31, 2017.

•
Deduction for foreign-derived intangible income, which, in general, allows a deduction of certain intangible income derived from serving foreign markets. This provision is effective for the Company on October 1, 2018. Hence, the Company has not recorded the impact of this provision in the three months ended December 31, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
Other new tax provisions, which disallow certain deductions related to entertainment expenses, fringe benefits provided to employees, executive compensation, and fines or penalties or similar payments to governments. The Company has recorded provisional amounts for the tax effects of these new provisions in the three months ended December 31, 2017, based on information currently available. The provisional amounts may change in future reporting periods when additional information is obtained and analyzed, which will occur no later than the first quarter of fiscal 2019.

During the three months ended December 31, 2017, the Company's gross unrecognized tax benefits increased by $44 million. The Company's net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate increased by $38 million. The increase in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three months ended December 31, 2017 and 2016, there were no significant changes in interest and penalties related to uncertain tax positions.
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
The following table summarizes the activity related to accrued litigation:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(in millions)
Balance at beginning of period	$982	$981
Provision for uncovered legal matters	—	15
Accrual of VE territory covered litigation	—	86
Payments on legal matters	(152)	(88)
Balance at end of period	$830	$994
Accrual Summary—U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. See Note 2—U.S. and Europe Retrospective Responsibility Plans. An accrual for the U.S. covered litigation and a charge to the litigation provision are recorded when a loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The total accrual related to the U.S. covered litigation could be either higher or lower than the escrow account balance.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to U.S. covered litigation:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(in millions)
Balance at beginning of period	$978	$978
Payments on U.S. covered litigation	(150)	—
Balance at end of period	$828	$978
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through periodic adjustments to the conversion rates applicable to the UK&I preferred stock and Europe preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders' equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 2—U.S. and Europe Retrospective Responsibility Plans.
The following table summarizes the activity related to VE territory covered litigation:

	Three Months Ended
	December 31, 2017	December 31, 2016
	(in millions)
Balance at beginning of period	$1	$2
Accrual for VE territory covered litigation	—	86
Payments on VE territory covered litigation	(1)	(88)
Balance at end of period	$—	$—
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2016, a trial commenced relating to claims filed by a number of Merchants. All of these Merchants except one settled before the trial concluded in March 2017. On November 30, 2017, the court found entirely in Visa’s favor and entered judgment dismissing the remaining claim. An appeal has been lodged, and the Court of Appeal listed the matter for hearing in April 2018. A further judgment on exemption issues is expected to be released in early 2018, which will not change the overall finding on liability set out in the November 30, 2017 judgment.
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
Other Litigation
Canadian Competition Proceedings
Merchant Litigation. The court in Quebec held a class certification hearing in November 2017 and reserved decision.
Black Card
On December 28, 2017, Black Card LLC ("Black Card") filed a lawsuit against Visa Inc., Visa U.S.A. Inc., and certain Visa member financial institutions in the U.S. District Court for the Western District of Wisconsin. The complaint alleges that defendants conspired to impede Black Card's business in violation of Section 1 of the Sherman Act and fraudulently concealed their conduct. Black Card seeks treble damages, post-judgment interest, and attorneys' fees.
This action follows a lawsuit filed by Black Card in the U.S. District Court for the District of Wyoming in February 2015 relating to a contractual dispute. The District Court in Wyoming granted Visa's motions for summary judgment and the matter was dismissed. Black Card appealed this decision to the U.S. Court of Appeals for the Tenth Circuit on May 10, 2017.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies and growth of our business; integration of Visa Europe, including the migration of European activity to VisaNet and anticipated benefits for our European clients; anticipated expansion of our products in certain countries; industry developments; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as "believes," "estimates," "expects," "intends," "may," "projects," “could," "should," "will," "continue" and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2017 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the three months ended December 31, 2017 reflects continued uneven economic growth around the world.
U.S. Tax Reform Legislation. On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate. As a result of the reduction in the federal corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date and the remeasurement resulted in a one-time, non-cash tax benefit estimated to be approximately $1.1 billion, recorded in the three months ended December 31, 2017. In transitioning to the new territorial system, the Tax Act requires us to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. This tax, referred to as the "transition tax", was estimated to be $1.1 billion and recorded in the three months ended December 31, 2017. See Note 10—Income Taxes to our unaudited consolidated financial statements.
Financial highlights. Our financial results for the three months ended December 31, 2017 reflect the impact of certain significant items that we believe are not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. There were no comparable adjustments recorded for the three months ended December 31, 2016. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share for these periods are as follows:

	Three Months Ended December 31,
(in millions, except percentages and per share data)	2017	2016	% Change(1)
Net income, as reported	$2,522	$2,070	22%
Diluted earnings per share, as reported	$1.07	$0.86	25%
Net income, as adjusted(2)	$2,536	$2,070	23%
Diluted earnings per share, as adjusted(2)	$1.08	$0.86	26%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.
We recorded net operating revenues of $4.9 billion for the three months ended December 31, 2017, an increase of 9% over the prior-year comparable period, reflecting continued growth in nominal payments volume, processed transactions and nominal cross-border volume. The effect of exchange rate movements in the three months ended December 31, 2017, as partially mitigated by our hedging program, resulted in an approximately one percentage point positive impact to our net operating revenue growth.
Total operating expenses for the three months ended December 31, 2017 were $1.5 billion, an increase of 13%, over the prior-year comparable period. The increase in the period was primarily due to increases in personnel expenses, general and administrative expenses, network and processing expenses and professional fees as we continue to invest to support growth.

Adjusted financial results. Our financial results for the three months ended December 31, 2017 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in this period or future periods, as they were either non-recurring or had no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented. There were no comparable adjustments recorded for the three months ended December 31, 2016.

•
Remeasurement of deferred tax balances. During the three months ended December 31, 2017, in connection with the Tax Act's reduction of the corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax benefit estimated to be approximately $1.1 billion.

•
Transition tax on foreign earnings. During the three months ended December 31, 2017, in connection with the Tax Act's requirement that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income, we recorded a one-time transition tax estimated to be approximately $1.1 billion.

See Note 10—Income Taxes to our unaudited consolidated financial statements.
Adjusted financial results are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following table reconciles our as-reported financial measures calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the three months ended December 31, 2017. There were no comparable adjustments recorded for the three months ended December 31, 2016.

	Three Months Ended December 31, 2017
(in millions, except per share data)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$717	$2,522	$1.07
Remeasurement of deferred tax balances	1,133	(1,133)	(0.48)
Transition tax on foreign earnings	(1,147)	1,147	0.49
As adjusted	$703	$2,536	$1.08

(1)	Figures in the table may not recalculate exactly due to rounding. Diluted earnings per share and its respective total are calculated based on unrounded numbers.
Common stock repurchases. During the three months ended December 31, 2017, we repurchased 16 million shares of our class A common stock in the open market using $1.8 billion of cash on hand. As of December 31, 2017, we had remaining authorized funds of $2.1 billion for share repurchase. In January 2018, our board of directors authorized an additional $7.5 billion share repurchase program. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.

Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted high single-digit growth in the United States, driven mainly by consumer credit. Growth on a constant-dollar basis, which excludes the impact of exchange rate movements on our international payments volume, was not significantly different from growth on a nominal-dollar basis for the three months ended September 30, 2017(1). Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.
The following table presents nominal payments and cash volume.(2)

	United States			International(3)			Visa Inc.(3)
	Three Months Ended September 30,(1)			Three Months Ended September 30,(1)			Three Months Ended September 30,(1)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$348	$315	10%	$589	$551	7%	$937	$866	8%
Consumer debit(4)	354	328	8%	419	359	17%	773	686	13%
Commercial(5)	134	125	8%	86	75	15%	220	200	10%
Total nominal payments volume	$836	$768	9%	$1,094	$985	11%	$1,930	$1,752	10%
Cash volume	142	135	5%	605	595	2%	747	731	2%
Total nominal volume(6)	$978	$903	8%	$1,700	$1,580	8%	$2,677	$2,483	8%
The following table presents nominal and constant payments and cash volume growth.(2)

	International(3)		Visa Inc.(3)
	Three Months Ended September 30, 2017 vs. 2016(1)		Three Months Ended September 30, 2017 vs. 2016(1)
	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	7%	7%	8%	8%
Consumer debit growth(5)	17%	14%	13%	11%
Commercial growth(6)	15%	15%	10%	10%
Total payments volume growth	11%	10%	10%	10%
Cash volume growth	2%	0%	2%	1%
Total volume growth	8%	7%	8%	7%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2017 and 2016 were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2017 and 2016, respectively.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(3)
As a result of European Union Interchange Fee regulation changes, effective with the quarter ended December 31, 2016, Europe co-badged payments volume is no longer included in reported volume. For comparative purposes, international volume for the three months ended September 30, 2016 was adjusted to exclude co-badged payments volume. The associated growth rates for the three months ended September 30, 2017 were calculated using these adjusted amounts.

(4)	Includes consumer prepaid volume and Interlink volume.

(5)	Includes large, middle and small business credit and debit, as well as commercial prepaid volume.

(6)
Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased on cards carrying the Visa, Visa Electron, Interlink and V PAY brands. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution clients, subject to review by Visa. On occasion, previously presented volume information may be updated. Prior-period updates are not material.

(7)	Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table provides the number of transactions involving Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa's networks during the periods presented.(1)

	Three Months Ended December 31,
	2017	2016	% Change
	(in millions, except percentages)
Visa processed transactions	30,508	27,329	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the U.S. and internationally.

	Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,265	$2,121	$144	7%
International	2,597	2,340	257	11%
Net operating revenues	$4,862	$4,461	$401	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues reflects the continued growth in nominal payments volume, processed transactions and nominal cross-border volume.
Our operating revenues, primarily service revenues, international transaction revenues and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three months ended December 31, 2017, as partially mitigated by our hedging program, resulted in an approximately one percentage point positive impact to our net operating revenue growth.
The following table sets forth the components of our net operating revenues.

	Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,146	$1,918	$228	12%
Data processing revenues	2,147	1,892	255	13%
International transaction revenues	1,666	1,489	177	12%
Other revenues	229	203	26	13%
Client incentives	(1,326)	(1,041)	(285)	27%
Net operating revenues	$4,862	$4,461	$401	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased during the three-month comparable period primarily due to 10% growth in nominal payments volume.

•	Data processing revenues increased mainly due to overall growth in processed transactions of 12% during the three-month comparable period.

•
International transaction revenues increased primarily due to nominal cross-border volume growth of 14% during the three-month comparable period. International transaction revenue growth was partially offset by lower volatility in a broad range of currencies.

•
Client incentives increased during the three-month comparable period mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the first quarter of fiscal 2017 and overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$679	$571	$108	19%
Marketing	223	218	5	3%
Network and processing	160	145	15	10%
Professional fees	92	80	12	14%
Depreciation and amortization	145	146	(1)	(1)%
General and administrative	236	186	50	27%
Litigation provision	—	15	(15)	(100)%
Total operating expenses	$1,535	$1,361	$174	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel expenses increased primarily due to an increase in headcount, reflecting our strategy to invest for future growth.

•	Network and processing expenses increased mainly due to continued technology and processing network investments to support growth.

•	Professional fees increased primarily due to consulting fees related to technology and other corporate projects.

•	General and administrative expenses increased mainly due to increases in product enhancements and travel activities in support of our business growth, as well as higher indirect taxes.
Non-operating Income (Expense)
The following table sets forth components of our non-operating income (expense).

	Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense	$(154)	$(140)	$(14)	10%
Other	66	19	47	NM
Total non-operating expense	$(88)	$(121)	$33	(27)%
NM — not meaningful

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Interest expense increased in the three months ended December 31, 2017 primarily due to the issuance of $2.5 billion fixed-rate senior notes in September 2017. See Note 4—Debt to our unaudited consolidated financial statements.

•	Other non-operating income increased in the three months ended December 31, 2017 due to a gain on the sale of an investment and higher interest income on our cash and investments.
Effective Income Tax Rate
The effective income tax rates were 22% and 31% for the three months ended December 31, 2017 and 2016, respectively. The effective tax rate for the three months ended December 31, 2017 differs from the effective tax rate in the same prior-year period primarily due to the Tax Act. The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%.
The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate rate is a blended rate of 24.5%, which will be reduced to 21% in fiscal 2019 and thereafter.
As a result of the reduction in the federal corporate tax rate, we remeasured our net deferred tax liabilities as of the enactment date of the Tax Act. The deferred tax remeasurement resulted in a one-time, non-cash tax benefit estimated to be approximately $1.1 billion, recorded in the three months ended December 31, 2017.
In transitioning to the new territorial tax system, the Tax Act requires that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8% on the remaining non-cash amount. The 15.5% and 8% tax, collectively referred to as the “transition tax”, was estimated to be $1.1 billion, and was recorded in the three months ended December 31, 2017. We intend to elect to pay the transition tax over a period of eight years as permitted by the Tax Act.
The above-mentioned accounting impacts of the deferred tax remeasurement and transition tax are provisional, based on currently available information and technical guidance on the interpretations of the new law. We continue to obtain and analyze additional information and guidance as they become available to complete the accounting for the tax impacts of the Tax Act. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019.
During the three months ended December 31, 2017, our gross unrecognized tax benefits increased by $44 million. Our net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate increased by $38 million. The increase in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. See Note 10—Income Taxes to our unaudited consolidated financial statements.
Adjusted effective income tax rate. Our financial results for the three months ended December 31, 2017 reflect the impact of certain significant items that we believe are not indicative of our operating performance in this period or future periods, as they were either non-recurring or had no cash impact. As such, we have presented our adjusted effective income tax rate for this period in the table below, which we believe provides a clearer understanding of our operating performance for the reported period. There were no comparable adjustments recorded for the three months ended December 31, 2016. See Overview—Adjusted financial results within this Management's Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the tables below.

	Three Months Ended December 31, 2017
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$3,239	$717	22.1%
Remeasurement of deferred tax balances	—	1,133
Transition tax on foreign earnings	—	(1,147)
As adjusted	$3,239	$703	21.7%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate is calculated based on unrounded numbers.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2017	2016
	(in millions)
Total cash provided by (used in):
Operating activities	$2,762	$2,508
Investing activities	(707)	(417)
Financing activities	(3,871)	(1,730)
Effect of exchange rate changes on cash and cash equivalents	80	(156)
(Decrease) increase in cash and cash equivalents	$(1,736)	$205
Operating activities. Cash provided by operating activities for the three months ended December 31, 2017 was higher than the prior-year comparable period, reflecting continued growth in our underlying business.
Investing activities. Cash used in investing activities for the three months ended December 31, 2017 was higher than the prior-year comparable period as purchases of available-for-sale investment securities reflected additional investment of net proceeds received from new fixed-rate senior notes issued in September 2017.
Financing activities. Cash used in financing activities for the three months ended December 31, 2017 was higher than the prior-year comparable period primarily due to the repayment of the 2017 Notes and an increase in dividends paid in the current year, while the prior year included proceeds from issuance of commercial paper. This increase was partially offset by payments from our litigation escrow account and a decrease in the repurchases of our class A common stock. See Note 2—U.S. and Europe Retrospective Responsibility Plans, Note 4—Debt and Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries, primarily attributable to undistributed earnings, totaled $6.3 billion at December 31, 2017. This excludes $1.8 billion of cash and cash equivalents and available-for-sale investment securities we returned during the three months ended December 31, 2017 from our foreign subsidiaries to the United States. This transaction did not constitute a return of undistributed earnings. Pursuant to the Tax Act, we are required to pay U.S. tax on most of the undistributed and untaxed foreign earnings of non-U.S. subsidiaries accumulated as of December 31, 2017. If it were necessary to repatriate the undistributed earnings of our foreign subsidiaries for use in the United States in the future, the repatriated earnings would not be subject to further U.S. tax.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2017, except as discussed below. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.

Senior Notes. In October 2017, we redeemed all of the $1.75 billion principal amount outstanding of the 2017 Notes. The redemption was funded with the net proceeds from the new fixed-rate senior notes issued in September 2017. Interest payments of $241 million were made in fiscal 2018. See Note 4—Debt to our unaudited consolidated financial statements.
Common stock repurchases. During the three months ended December 31, 2017, we repurchased 16 million shares of our class A common stock using $1.8 billion of cash on hand. As of December 31, 2017, we had remaining authorized funds of $2.1 billion for share repurchase. All share repurchase programs authorized prior to April 2017 have been completed. In January 2018, our board of directors authorized an additional $7.5 billion share repurchase program. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2017, we declared and paid $458 million in dividends to holders of our common stock. In January 2018, our board of directors declared a cash dividend in the amount of $0.21 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on March 6, 2018, to all holders of record of our common and preferred stock as of February 16, 2018. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Fair Value Measurements—Financial Instruments
As of December 31, 2017, our financial instruments measured at fair value on a recurring basis included $12.6 billion of assets and $65 million of liabilities. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the three months ended December 31, 2017, compared to September 30, 2017.

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
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the SEC on November 17, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the Company’s purchases of common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2),(3)
October 1-31, 2017	2,759,883	$107.13	2,759,883	$3,498,752,595
November 1-30, 2017	5,414,230	$110.99	5,278,751	$2,912,592,445
December 1-31, 2017	7,508,416	$111.73	7,508,416	$2,073,527,997
Total	15,682,529	$110.67	15,547,050

(1)
Includes 135,479 shares of class A common stock withheld at an average price of $109.82 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In April 2017 and January 2018, our board of directors authorized share repurchase programs for $5.0 billion and $7.5 billion, respectively. These authorizations have no expiration date. All share repurchase programs authorized prior to April 2017 have been completed.

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

VISA INC.

Date:	February 1, 2018	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	February 1, 2018	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	February 1, 2018	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement granted after November 1, 2017

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.