Form 10-Q
period 2018-03-31
VISA INC.
filed 2018-04-27
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 20, 2018 there were 1,786,163,789 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 12,237,369 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	September 30, 2017
	(in millions, except par value data)
Assets
Cash and cash equivalents	$8,142	$9,874
Restricted cash—U.S. litigation escrow (Note 2)	884	1,031
Investment securities (Note 3):
Trading	94	82
Available-for-sale	3,483	3,482
Settlement receivable	2,501	1,422
Accounts receivable	1,259	1,132
Customer collateral (Note 5)	1,250	1,106
Current portion of client incentives	331	344
Prepaid expenses and other current assets	592	550
Total current assets	18,536	19,023
Investment securities, available-for-sale (Note 3)	2,602	1,926
Client incentives	566	591
Property, equipment and technology, net	2,366	2,253
Other assets	1,063	1,226
Intangible assets, net	28,537	27,848
Goodwill	15,372	15,110
Total assets	$69,042	$67,977
Liabilities
Accounts payable	$136	$179
Settlement payable	3,052	2,003
Customer collateral (Note 5)	1,250	1,106
Accrued compensation and benefits	530	757
Client incentives	2,512	2,089
Accrued liabilities	1,241	1,129
Current maturities of long-term debt (Note 4)	—	1,749
Accrued litigation (Note 11)	830	982
Total current liabilities	9,551	9,994
Long-term debt (Note 4)	16,624	16,618
Deferred tax liabilities	5,110	5,980
Deferred purchase consideration	1,367	1,304
Other liabilities	2,287	1,321
Total liabilities	34,939	35,217
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 7)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at March 31, 2018 and September 30, 2017 (the “UK&I preferred stock”) (Note 7)	2,295	2,326
Series C convertible participating preferred stock, 3 shares issued and outstanding at March 31, 2018 and September 30, 2017 (the “Europe preferred stock”) (Note 7)	3,181	3,200
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,790 and 1,818 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2018 and September 30, 2017 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 12 and 13 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively (Note 7)	—	—
Right to recover for covered losses (Note 2)	(6)	(52)
Additional paid-in capital	16,713	16,900
Accumulated income	10,192	9,508
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	93	73
Defined benefit pension and other postretirement plans	(77)	(76)
Derivative instruments classified as cash flow hedges	(51)	(36)
Foreign currency translation adjustments	1,763	917
Total accumulated other comprehensive income, net	1,728	878
Total equity	34,103	32,760
Total liabilities and equity	$69,042	$67,977

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(in millions, except per share data)
Operating Revenues
Service revenues	$2,253	$1,993	$4,399	$3,911
Data processing revenues	2,127	1,843	4,274	3,735
International transaction revenues	1,752	1,469	3,418	2,958
Other revenues	230	203	459	406
Client incentives	(1,289)	(1,031)	(2,615)	(2,072)
Net operating revenues	5,073	4,477	9,935	8,938

Operating Expenses
Personnel	824	704	1,503	1,275
Marketing	261	193	484	411
Network and processing	169	150	329	295
Professional fees	108	83	200	163
Depreciation and amortization	153	131	298	277
General and administrative	222	406	458	592
Litigation provision (Note 11)	—	2	—	17
Total operating expenses	1,737	1,669	3,272	3,030
Operating income	3,336	2,808	6,663	5,908

Non-operating Income (Expense)
Interest expense	(153)	(135)	(307)	(275)
Other	34	29	100	48
Total non-operating expense	(119)	(106)	(207)	(227)
Income before income taxes	3,217	2,702	6,456	5,681
Income tax provision (Note 10)	612	2,272	1,329	3,181
Net income	$2,605	$430	$5,127	$2,500

Basic earnings per share (Note 8)
Class A common stock	$1.12	$0.18	$2.19	$1.04
Class B common stock	$1.84	$0.30	$3.61	$1.71
Class C common stock	$4.46	$0.72	$8.76	$4.15

Basic weighted-average shares outstanding (Note 8)
Class A common stock	1,798	1,854	1,805	1,857
Class B common stock	245	245	245	245
Class C common stock	12	15	13	16

Diluted earnings per share (Note 8)
Class A common stock	$1.11	$0.18	$2.19	$1.04
Class B common stock	$1.84	$0.29	$3.60	$1.71
Class C common stock	$4.46	$0.72	$8.74	$4.14

Diluted weighted-average shares outstanding (Note 8)
Class A common stock	2,337	2,406	2,345	2,413
Class B common stock	245	245	245	245
Class C common stock	12	15	13	16

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Net income	$2,605	$430	$5,127	$2,500
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain	41	19	50	16
Income tax effect	(9)	(7)	(12)	(8)
Reclassification adjustment for net (gain) loss realized in net income	—	1	(28)	1
Income tax effect	—	—	10	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial loss and prior service credit	(2)	(5)	(2)	(5)
Income tax effect	1	2	1	2
Amortization of actuarial loss and prior service credit realized in net income	—	15	—	21
Income tax effect	—	(7)	—	(9)
Derivative instruments classified as cash flow hedges:
Net unrealized (loss) gain	(41)	(49)	(42)	25
Income tax effect	2	11	(3)	4
Reclassification adjustment for net loss realized in net income	24	8	35	20
Income tax effect	(3)	(3)	(5)	(5)
Foreign currency translation adjustments	512	404	846	(584)
Other comprehensive income (loss), net of tax	525	389	850	(522)
Comprehensive income	$3,130	$819	$5,977	$1,978

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2018	2017
	(in millions)
Operating Activities
Net income	$5,127	$2,500
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	2,615	2,072
Share-based compensation (Note 9)	153	116
Depreciation and amortization of property, equipment, technology and intangible assets	298	277
Deferred income taxes	(945)	1,700
Right to recover for covered losses recorded in equity (Note 2)	(4)	(163)
Charitable contribution of Visa Inc. shares (Note 10)	—	192
Other	(13)	23
Change in operating assets and liabilities:
Settlement receivable	(1,039)	(1,946)
Accounts receivable	(113)	(40)
Client incentives	(2,177)	(2,306)
Other assets	(103)	(301)
Accounts payable	(26)	(83)
Settlement payable	986	883
Accrued and other liabilities	975	(35)
Accrued litigation (Note 11)	(152)	15
Net cash provided by operating activities	5,582	2,904
Investing Activities
Purchases of property, equipment, technology and intangible assets	(354)	(317)
Investment securities, available-for-sale:
Purchases	(2,342)	(1,083)
Proceeds from maturities and sales	1,771	3,972
Acquisition of business, net of cash received	(196)	(302)
Purchases of / contributions to other investments	(16)	(2)
Net cash (used in) provided by investing activities	(1,137)	2,268
Financing Activities
Repurchase of class A common stock (Note 7)	(3,850)	(3,469)
Repayments of long-term debt (Note 4)	(1,750)	—
Dividends paid (Note 7)	(948)	(795)
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 2 and Note 11)	150	—
Cash proceeds from issuance of common stock under employee equity plans	103	87
Restricted stock and performance-based shares settled in cash for taxes	(88)	(66)
Net cash used in financing activities	(6,383)	(4,243)
Effect of exchange rate changes on cash and cash equivalents	206	(121)
(Decrease) increase in cash and cash equivalents	(1,732)	808
Cash and cash equivalents at beginning of period	9,874	5,619
Cash and cash equivalents at end of period	$8,142	$6,427
Supplemental Disclosure
Income taxes paid, net of refunds	$1,197	$1,611
Interest payments on debt (Note 4)	$276	$244
Accruals related to purchases of property, equipment, technology and intangible assets	$21	$37

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Recently Issued and Adopted Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU replaces existing revenue recognition guidance in U.S. GAAP. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The Company will adopt the standard effective October 1, 2018, and expects to adopt the standard using the modified retrospective transition method. The Company expects that the new standard will primarily impact recognition timing for certain fixed incentives and price discounts provided to clients, and the classification of certain client incentives between contra revenues and operating expenses. The impact of the new standard to future financial results is unknowable as it is not possible to estimate the impact to the recognition of new customer contracts which may be executed in future periods. The Company has completed an assessment of its existing customer contracts through March 31, 2018. Application of the new standard to consolidated financial statements for the first two quarters of fiscal 2018 would not have resulted in a material impact. The Company will continue to assess the impact of the new standard as new customer contracts are executed going forward.
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
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Company will adopt the standard effective October 1, 2019. The adoption is not expected to have a material impact on the consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05 to insert the SEC's interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019.
Note 2—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation referred to as the "U.S. covered litigation" are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes and are classified as restricted cash on the consolidated balance sheets. The balance of the escrow account was $0.9 billion at March 31, 2018 and $1.0 billion at September 30, 2017. The Company paid $150 million from the litigation escrow account during the six months ended March 31, 2018. See Note 11—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the U.S. covered litigation during the six months ended March 31, 2018. See Note 11—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the "VE territory covered litigation"). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the "VE territory covered losses") through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. VE territory covered losses are recorded in "right to recover for covered losses" within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in "right to recover for covered losses" as contra-equity is then recorded against the book value of the preferred stock within stockholders' equity.
During the six months ended March 31, 2018, the Company recovered $50 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock, from 13.077 and 13.948, respectively, at September 30, 2017 to 12.966 and 13.893, respectively, at March 31, 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the activities related to VE territory covered losses in preferred stock and "right to recover for covered losses" within equity during the six months ended March 31, 2018. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 11—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2017	$2,326	$3,200	$(52)
VE territory covered losses incurred	—	—	(4)
Recovery through conversion rate adjustment	(31)	(19)	50
Balance as of March 31, 2018	$2,295	$3,181	$(6)
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders' equity within the Company's unaudited consolidated balance sheet as of March 31, 2018 and September 30, 2017.(1)

	March 31, 2018		September 30, 2017
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-Converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$3,847	$2,295	$3,414	$2,326
Europe preferred stock	5,246	3,181	4,634	3,200
Total	9,093	5,476	8,048	5,526
Less: right to recover for covered losses	(6)	(6)	(52)	(52)
Total recovery for covered losses available	$9,087	$5,470	$7,996	$5,474

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of March 31, 2018; (b)12.966 and 13.893, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of March 31, 2018, respectively; and (c) $119.62, Visa's class A common stock closing stock price as of March 31, 2018.

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$6,141	$5,935
U.S. government-sponsored debt securities			$272	$2,870
Investment securities, trading:
Equity securities	94	82
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			3,641	3,663
U.S. Treasury securities	2,284	1,621
Equity securities	160	124
Prepaid and other current assets:
Foreign exchange derivative instruments			12	18
Total	$8,679	$7,762	$3,925	$6,551
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$82	$98
Total	$—	$—	$82	$98
There were no transfers between Level 1 and Level 2 assets during the six months ended March 31, 2018.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2018.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity, and the fact that inputs used to measure fair value are unobservable and require management's judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairments during the six months ended March 31, 2018 or 2017. These investments totaled $109 million and $94 million at March 31, 2018 and September 30, 2017, respectively, and are classified in other assets on the consolidated balance sheets.

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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management's judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2018, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2018.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company's unaudited consolidated balance sheet at March 31, 2018. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	March 31, 2018		September 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$—	$—	$1,749	$1,751
2.20% Senior Notes due December 2020	2,992	2,953	2,990	3,031
2.15% Senior Notes due September 2022	994	964	993	997
2.80% Senior Notes due December 2022	2,241	2,221	2,240	2,301
3.15% Senior Notes due December 2025	3,969	3,923	3,967	4,098
2.75% Senior Notes due September 2027	740	707	740	737
4.15% Senior Notes due December 2035	1,486	1,597	1,485	1,637
4.30% Senior Notes due December 2045	3,462	3,754	3,463	3,873
3.65% Senior Notes due September 2047	740	729	740	746
Total	$16,624	$16,848	$18,367	$19,171
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company's unaudited consolidated balance sheet at March 31, 2018, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at March 31, 2018 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities. The Company had $156 million in gross unrealized gains and $18 million in gross unrealized losses at March 31, 2018. There were $120 million gross unrealized gains and $4 million gross unrealized losses at September 30, 2017. A majority of the Company's long-term available-for-sale investment securities have stated maturities between one to two years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Debt
The Company had outstanding debt as follows:

	March 31, 2018			September 30, 2017
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the "2017 Notes")	$—	$—	$—	$1,750	$(1)	$1,749	1.37%
Total current maturities of long-term debt	—	—	—	1,750	(1)	1,749

2.20% Senior Notes due December 2020	3,000	(8)	2,992	3,000	(10)	2,990	2.30%
2.15% Senior Notes due September 2022	1,000	(6)	994	1,000	(7)	993	2.30%
2.80% Senior Notes due December 2022	2,250	(9)	2,241	2,250	(10)	2,240	2.89%
3.15% Senior Notes due December 2025	4,000	(31)	3,969	4,000	(33)	3,967	3.26%
2.75% Senior Notes due September 2027	750	(10)	740	750	(10)	740	2.91%
4.15% Senior Notes due December 2035	1,500	(14)	1,486	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045	3,500	(38)	3,462	3,500	(37)	3,463	4.37%
3.65% Senior Notes due September 2047	750	(10)	740	750	(10)	740	3.73%
Total long-term debt	16,750	(126)	16,624	16,750	(132)	16,618

Total debt	$16,750	$(126)	$16,624	$18,500	$(133)	$18,367
Senior Notes
On October 11, 2017, the Company redeemed all of the $1.75 billion principal amount outstanding of the 2017 Notes. The redemption was funded with net proceeds from new fixed-rate senior notes issued by the Company in September 2017. As a result of this redemption, the Company recorded a $1 million loss on extinguishment of debt during the six months ended March 31, 2018.
The Company recognized interest expense, as non-operating expense, for the senior notes of $137 million and $275 million for the three and six months ended March 31, 2018, respectively, as compared to $125 million and $250 million for the same periods in 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential losses from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $72.7 billion during the three months ended March 31, 2018, compared to $67.7 billion during the three months ended September 30, 2017. Of these amounts, $2.7 billion and $2.8 billion were covered by collateral at March 31, 2018 and September 30, 2017, respectively. The total available collateral balances presented in the table below were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The Company maintained collateral as follows:

	March 31, 2018	September 30, 2017
	(in millions)
Cash equivalents(1)	$1,684	$1,490
Pledged securities at market value	166	167
Letters of credit	1,351	1,316
Guarantees	653	941
Total	$3,854	$3,914

(1)
Cash collateral held by Visa Europe is not included on the Company's consolidated balance sheets as its clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settlement obligations.

Historically, the Company has experienced minimal losses as a result of its settlement risk guarantee. However, the Company’s future obligations, which could be material under its guarantees, are not determinable as they are dependent upon future events.
Note 6—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for all eligible employees residing in the United States. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations. The components of net periodic benefit cost presented below include the U.S. pension plans and the non-U.S. pension plans, comprising only the Visa Europe plans. Disclosures relating to other U.S. postretirement benefit plans and other non-U.S. pension benefit plans are not included as they are immaterial, individually and in aggregate.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	8	9	3	2
Expected return on plan assets	(18)	(17)	(5)	(4)
Amortization of actuarial loss	—	4	—	1
Settlement loss	—	11	—	—
Total net periodic benefit cost	$(10)	$7	$(1)	$—

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Six Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Service cost	$—	$—	$2	$3
Interest cost	16	18	6	5
Expected return on plan assets	(35)	(35)	(10)	(8)
Amortization of actuarial loss	—	8	—	1
Settlement loss	—	13	—	—
Total net periodic benefit cost	$(19)	$4	$(2)	$1
Note 7—Stockholders' Equity
As-Converted Class A Common Stock. The number of shares of each series and class and the number of shares of class A common stock on an as-converted basis at March 31, 2018, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
UK&I preferred stock	2	12.9660		32
Europe preferred stock	3	13.8930		44
Class A common stock(2)	1,790	—		1,790
Class B common stock	245	1.6483	(3)	405
Class C common stock	12	4.0000		49
Total				2,320

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding exclude repurchases traded but not yet settled on or before March 31, 2018.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. During the six months ended March 31, 2018, total as-converted class A common stock was reduced by 34 million shares at an average price of $115.36 per share. Of the 34 million shares, 33 million were repurchased in the open market using $3.9 billion of operating cash on hand. Additionally, the Company recovered $50 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan during the six months ended March 31, 2018. The recovery has the same economic effect on earnings per share as repurchasing the Company's class A common stock, because it reduces the UK&I and Europe preferred stock conversion rates and consequently the as-converted class A common stock share count. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
The following table presents share repurchases in the open market.(1)

(in millions, except per share data)	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Shares repurchased in the open market(2)	17	33
Average repurchase price per share(3)	$120.26	$115.41
Total cost	$2,072	$3,850

(1)
Shares repurchased in the open market reflect repurchases settled during the three and six months ended March 31, 2018. These amounts include repurchases traded but not yet settled on or before September 30, 2017 for the six months, or December 31, 2017 for the three months, and exclude repurchases traded but not yet settled on or before March 31, 2018.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2018, the Company's board of directors authorized an additional $7.5 billion share repurchase program. As of March 31, 2018, the Company's April 2017 and January 2018 share repurchase programs had combined remaining authorized funds of $7.5 billion for share repurchase. All share repurchase programs authorized prior to April 2017 have been completed.
Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
The following table presents as-converted UK&I and Europe preferred stock, after the Company recovered VE territory covered losses through conversion rate adjustments, for the six months ended March 31, 2018. The Company did not have any adjustment recorded for UK&I and Europe preferred stock during the three months ended March 31, 2018.

	Six Months Ended March 31, 2018
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

Dividends. In April 2018, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on June 5, 2018, to all holders of record as of May 18, 2018. The Company declared and paid $490 million and $948 million in dividends to holders of the Company's common stock during the three and six months ended March 31, 2018, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the three months ended March 31, 2018.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,007	1,798	$1.12	$2,605	2,337	(3)	$1.11
Class B common stock	452	245	$1.84	$451	245		$1.84
Class C common stock	55	12	$4.46	$55	12		$4.46
Participating securities(4)	91	Not presented	Not presented	$91	Not presented		Not presented
Net income	$2,605
The following table presents earnings per share for the six months ended March 31, 2018.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,952	1,805	$2.19	$5,127	2,345	(3)	$2.19
Class B common stock	886	245	$3.61	$885	245		$3.60
Class C common stock	110	13	$8.76	$109	13		$8.74
Participating securities(4)	179	Not presented	Not presented	$178	Not presented		Not presented
Net income	$5,127
The following table presents earnings per share for the three months ended March 31, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$332	1,854	$0.18	$430	2,406	(3)	$0.18
Class B common stock	73	245	$0.30	$72	245		$0.29
Class C common stock	10	15	$0.72	$10	15		$0.72
Participating securities(4)	15	Not presented	Not presented	$15	Not presented		Not presented
Net income	$430
The following table presents earnings per share for the six months ended March 31, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,928	1,857	$1.04	$2,500	2,413	(3)	$1.04
Class B common stock	420	245	$1.71	$419	245		$1.71
Class C common stock	65	16	$4.15	$65	16		$4.14
Participating securities(4)	87	Not presented	Not presented	$87	Not presented		Not presented
Net income	$2,500

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three and six months ended March 31, 2018 and 2017. The weighted-

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average number of shares of as-converted class C common stock used in the income allocation was 49 million and 50 million for the three and six months ended March 31, 2018, respectively, and 58 million and 63 million for the three and six months ended March 31, 2017, respectively. The weighted-average number of shares of preferred stock, included within participating securities, was 32 million of as-converted UK&I preferred stock for the three and six months ended March 31, 2018, 34 million of as-converted UK&I preferred stock for three and six months ended March 31, 2017 and 44 million of as-converted Europe preferred stock for the three and six months ended March 31, 2018 and 2017.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 4 million common stock equivalents for the three and six months ended March 31, 2018 and 5 million common stock equivalents for the three and six months ended March 31, 2017, because their effect would be dilutive. The computation excludes 2 million of common stock equivalents for the three and six months ended March 31, 2018 and 3 million for the three and six months ended March 31, 2017, because their effect would have been anti-dilutive.

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

Note 9—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the six months ended March 31, 2018:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,622,760	$17.88	$109.82
Restricted stock units ("RSUs")	2,714,648	$110.19
Performance-based shares(1)	641,498	$120.11

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company's performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost of $153 million for the six months ended March 31, 2018, net of estimated forfeitures, which are adjusted as appropriate.
Note 10—Income Taxes
The effective income tax rates were 19% and 21% for the three and six months ended March 31, 2018, respectively, and 84% and 56% for the three and six months ended March 31, 2017, respectively. The effective tax rates for the three and six months ended March 31, 2018 differ from the effective tax rates in the same prior-year periods primarily due to:

•	the effects of the Tax Act, enacted during the quarter ended December 31, 2017, as discussed below;

•	an $80 million benefit due to a non-recurring audit settlement during the quarter ended March 31, 2018; and

•	the absence of the following items related to the Visa Europe reorganization recorded during the quarter ended March 31, 2017:

▪	a $1.5 billion non-recurring, non-cash income tax provision primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe; and

▪	a $71 million one-time tax benefit related to the Visa Foundation's receipt of Visa Inc. shares, previously recorded by Visa Europe as treasury stock.
The Tax Act, enacted on December 22, 2017, transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, the Company’s statutory federal corporate rate is a blended rate of 24.5%, which will be reduced to 21% in fiscal 2019 and thereafter.
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
The above-mentioned accounting impacts of the deferred tax remeasurement and transition tax are provisional, based on currently available information and technical guidance on the interpretations of the new law. The Company continues to obtain and analyze additional information and guidance as they become available to complete the accounting for the tax impacts of the Tax Act. Additional information currently unavailable that is needed to complete the analysis includes, but is not limited to, foreign tax returns and foreign tax documentation for the computation of foreign tax credits, the final determination of the untaxed foreign earnings subject to the transition tax, and the final determination of the net deferred tax liabilities subject to remeasurement. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019, as permitted by ASU 2018-05.
The Tax Act also introduces several tax provisions, including:

•
Tax on global intangible low-tax income, which, in general, is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return. This provision is effective for the Company on October 1, 2018. The Company needs additional information to complete its analysis on whether to adopt an accounting policy to account for the tax effects of global intangible low-tax income in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that, upon reversal, may be subject to such tax. Hence, the Company has not recorded any tax on global intangible low-tax income in the six months ended March 31, 2018. The Company will make an accounting policy election no later than the first quarter of fiscal 2019.

•
Base erosion and anti-abuse tax, which, in general, functions like a minimum tax that partially disallows deductions for certain related party transactions. This new minimum tax is determined on a year-by-year basis, and this provision is effective for the Company on October 1, 2018. Hence, no base erosion anti-abuse tax has been recorded in the six months ended March 31, 2018.

•
Deduction for foreign-derived intangible income, which, in general, allows a deduction of certain intangible income derived from serving foreign markets. This provision is effective for the Company on October 1, 2018. Hence, the Company has not recorded the impact of this provision in the six months ended March 31, 2018.

•
Other new tax provisions, which disallow certain deductions related to entertainment expenses, fringe benefits provided to employees, executive compensation, and fines or penalties or similar payments to governments. The Company has recorded provisional amounts for the tax effects of these new provisions in the six months ended March 31, 2018, based on information currently available. The provisional amounts may change in future reporting periods when additional information is obtained and analyzed, which will occur no later than the first quarter of fiscal 2019.

During the three and six months ended March 31, 2018, the Company's gross unrecognized tax benefits decreased by $51 million and $7 million, respectively. The Company's net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate decreased by $34 million during the three months ended March 31, 2018 and increased by $4 million during the six months ended March 31, 2018. The change in unrecognized tax benefits is primarily related to an audit settlement as well as various tax positions across several jurisdictions. During the three and six months ended March 31, 2018 and 2017, there were no significant changes in interest and penalties related to uncertain tax positions.
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
The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2018	2017
	(in millions)
Balance at beginning of period	$982	$981
Provision for uncovered legal matters	—	17
Accrual of VE territory covered litigation	1	142
Payments on legal matters	(153)	(144)
Balance at end of period	$830	$996
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
The following table summarizes the activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2018	2017
	(in millions)
Balance at beginning of period	$978	$978
Payments on U.S. covered litigation	(150)	—
Balance at end of period	$828	$978

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes the activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2018	2017
	(in millions)
Balance at beginning of period	$1	$2
Accrual for VE territory covered litigation	1	142
Payments on VE territory covered litigation	(2)	(144)
Balance at end of period	$—	$—
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
In November 2016, a trial commenced relating to claims filed by a number of Merchants. All of these Merchants except one settled before the trial concluded in March 2017. On November 30, 2017, the court found that Visa’s UK domestic interchange was not restrictive of competition and dismissed the remaining claim. A further judgment was published on February 23, 2018, which did not change the court's November 30, 2017 ruling but found that Visa's UK domestic interchange would not have been exemptible under applicable law if it restricted competition. The remaining Merchant lodged an appeal and the matter was listed for hearing in April 2018.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation
European Commission Proceedings
Inter-regional Interchange Investigation. Visa responded in writing to the revised Supplementary Statement of Objections in November 2017 and an oral hearing was held in February 2018. Visa continues to cooperate with the European Commission (EC) in its investigation.
Further, the debit and credit commitments previously entered into to settle certain aspects of the EC's investigation have now both expired. However, the rates on which those commitments were applied remain subject to limits imposed by the European Interchange Fee Regulation.
Canadian Competition Proceedings
Merchant Litigation. The court in Quebec held a class certification hearing in November 2017 and reserved decision.
Courts in all five Canadian provinces have preliminarily approved Visa's settlement with merchant class plaintiffs, and hearings on final approval are scheduled from June through August 2018.
New Mexico Attorney General
The parties reached a settlement agreement and the case was dismissed on April 10, 2018.
EMV Chip Liability Shift
On March 11, 2018, the court denied the plaintiffs' motion for class certification without prejudice.
Kroger
On February 6, 2018, Kroger sought leave to file a second amended complaint. The parties have stipulated that the litigation, including consideration of that motion, be stayed until June 5, 2018.
Nuts for Candy
On March 6, 2018, the court denied Visa's motion for summary adjudication of Nuts for Candy's California unfair business statute claims. On April 2, 2018, Visa filed a petition for writ of mandate to the California Court of Appeal seeking to overturn the lower court's decision and stay the case while the petition is being considered.
Black Card
On December 28, 2017, Black Card LLC ("Black Card") filed a lawsuit against Visa Inc., Visa U.S.A. Inc., and certain Visa member financial institutions in the U.S. District Court for the Western District of Wisconsin. The complaint alleged that defendants conspired to impede Black Card's business in violation of Section 1 of the Sherman Act and fraudulently concealed their conduct. Black Card sought treble damages, post-judgment interest, and attorneys' fees. On February 8, 2018, Black Card voluntarily dismissed its lawsuit in the U.S. District Court for the Western District of Wisconsin without prejudice.
This action followed a lawsuit filed by Black Card in the U.S. District Court for the District of Wyoming in February 2015 relating to a contractual dispute. The District Court in Wyoming granted Visa's motions for summary judgment and the matter was dismissed. Black Card appealed this decision to the U.S. Court of Appeals for the Tenth Circuit on May 10, 2017, and the appellate court held a hearing on March 22, 2018 and reserved decision.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies and growth of our business; integration of Visa Europe, including the migration of European activity to VisaNet and anticipated benefits for our European clients; anticipated expansion of our products in certain countries; industry developments; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent U.S.Tax Reform and accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as "believes," "estimates," "expects," "intends," "may," "projects," “could," "should," "will," "continue" and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2017 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the six months ended March 31, 2018 reflects continued economic growth around the world.
U.S. Tax Reform Legislation. On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate. As a result of the reduction in the federal corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date and the remeasurement resulted in a one-time, non-cash tax benefit estimated to be approximately $1.1 billion, recorded in the six months ended March 31, 2018. In transitioning to the new territorial system, the Tax Act requires us to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. This tax, referred to as the "transition tax", was estimated to be $1.1 billion and recorded in the six months ended March 31, 2018. See Note 10—Income Taxes to our unaudited consolidated financial statements.
Financial highlights. Our financial results for the six months ended March 31, 2018 reflected the impact of certain significant items that we believe were not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. There were no comparable adjustments recorded for the three months ended March 31, 2018. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share for these periods were as follows:

	Three Months Ended March 31,		2018 vs. 2017	Six Months Ended March 31,		2018 vs. 2017
(in millions, except percentages and per share data)	2018	2017	% Change(1)	2018	2017	% Change(1)
Net income, as reported	$2,605	$430	505%	$5,127	$2,500	105%
Diluted earnings per share, as reported	$1.11	$0.18	523%	$2.19	$1.04	111%
Net income, as adjusted(2)	$2,605	$2,066	26%	$5,141	$4,136	24%
Diluted earnings per share, as adjusted(2)	$1.11	$0.86	30%	$2.19	$1.71	28%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.
We recorded net operating revenues of $5.1 billion and $9.9 billion for the three and six months ended March 31, 2018, respectively, an increase of 13% and 11%, respectively, over the prior-year comparable periods, reflecting continued growth in processed transactions, nominal payments volume and nominal cross-border volume. The effect of exchange rate movements in the three and six months ended March 31, 2018, as partially mitigated by our hedging program, resulted in an approximately one-and-a-half percentage point positive impact to our net operating revenue growth.
Total operating expenses for the three and six months ended March 31, 2018 were $1.7 billion and $3.3 billion, respectively, an increase of 4% and 8%, respectively, over the prior-year comparable periods. Adjusted operating expenses, which excludes the non-recurring, non-cash operating expense related to Visa Inc. shares received by Visa Foundation in the prior year, increased 18% and 15%, respectively, over prior-year comparable periods. The increase in both periods was primarily driven by continued investments to support our growth.

Adjusted financial results. Our financial results for the six months ended March 31, 2018 and the three and six months ended March 31, 2017 reflected the impact of certain significant items that we believe were not indicative of our ongoing operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented. There were no comparable adjustments recorded for the three months ended March 31, 2018.

•
Remeasurement of deferred tax balances. During the six months ended March 31, 2018, in connection with the Tax Act's reduction of the corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax benefit estimated to be approximately $1.1 billion.

•
Transition tax on foreign earnings. During the six months ended March 31, 2018, in connection with the Tax Act's requirement that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income, we recorded a one-time transition tax estimated to be approximately $1.1 billion.

•
Elimination of deferred tax balances. During the three and six months ended March 31, 2017, in connection with our legal entity reorganization, we eliminated deferred tax balances originally recognized upon the acquisition of Visa Europe, resulting in the recognition of a non-recurring, non-cash income tax provision of $1.5 billion.

•
Charitable contribution. During the three and six months ended March 31, 2017, associated with our legal entity reorganization, we recognized a non-recurring, non-cash general and administrative expense of $192 million, before tax, related to the charitable donation of Visa Inc. shares that were acquired as part of the Visa Europe acquisition and held as treasury stock. Net of the related cash tax benefit of $71 million, determined by applying applicable tax rates, adjusted net income increased by $121 million.

Adjusted financial results are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the six months ended March 31, 2018 and the three and six months ended March 31, 2017. There were no comparable adjustments recorded for the three months ended March 31, 2018.

	Six Months Ended March 31, 2018
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$3,272	67%	$1,329	$5,127	$2.19
Remeasurement of deferred tax balances	—	—%	1,133	(1,133)	(0.48)
Transition tax on foreign earnings	—	—%	(1,147)	1,147	0.49
As adjusted	$3,272	67%	$1,315	$5,141	$2.19

	Three Months Ended March 31, 2017
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$1,669	63%	$2,272	$430	$0.18
Elimination of deferred tax balances	—	—%	(1,515)	1,515	0.63
Charitable contribution	(192)	4%	71	121	0.05
As adjusted	$1,477	67%	$828	$2,066	$0.86

	Six Months Ended March 31, 2017
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$3,030	66%	$3,181	$2,500	$1.04
Elimination of deferred tax balances	—	—%	(1,515)	1,515	0.63
Charitable contribution	(192)	2%	71	121	0.05
As adjusted	$2,838	68%	$1,737	$4,136	$1.71

(1)	Figures in the table may not recalculate exactly due to rounding. Operating margin, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

(2)	Operating margin is calculated as operating income divided by net operating revenues.
Common stock repurchases. During the three months ended March 31, 2018, we repurchased 17 million shares of our class A common stock in the open market using $2.1 billion of cash on hand. In January 2018, our board of directors authorized an additional $7.5 billion share repurchase program. As of March 31, 2018, we had remaining authorized funds of $7.5 billion for share repurchase. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.

Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted low double-digit growth for the three-month period and high single-digit growth for the six-month period in the United States, driven mainly by consumer credit and debit. Nominal international payments volume growth was positively impacted by the weakening of the U.S. dollar. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and six months ended December 31, 2017(1) was 10%. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.
The following table presents nominal payments and cash volume.(2)

	United States			International			Visa Inc.
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$374	$336	11%	$617	$548	12%	$991	$884	12%
Consumer debit(4)	369	343	7%	444	379	17%	812	722	12%
Commercial(5)	138	125	11%	92	76	22%	230	200	15%
Total nominal payments volume	$881	$804	10%	$1,152	$1,003	15%	$2,033	$1,807	13%
Cash volume	137	134	3%	613	586	5%	751	719	4%
Total nominal volume(6)	$1,019	$938	9%	$1,765	$1,589	11%	$2,784	$2,527	10%

	United States			International(3)			Visa Inc.(3)
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$722	$651	11%	$1,206	$1,100	10%	$1,928	$1,751	10%
Consumer debit(4)	722	671	8%	863	738	17%	1,585	1,408	13%
Commercial(5)	273	250	9%	178	150	18%	451	400	13%
Total nominal payments volume	$1,717	$1,572	9%	$2,247	$1,988	13%	$3,964	$3,560	11%
Cash volume	279	269	4%	1,218	1,181	3%	1,497	1,450	3%
Total nominal volume(6)	$1,996	$1,841	8%	$3,465	$3,169	9%	$5,461	$5,010	9%
The following table presents nominal and constant payments and cash volume growth.(2)

	International		Visa Inc.		International(3)		Visa Inc.(3)
	Three Months Ended December 31, 2017 vs. 2016(1)		Three Months Ended December 31, 2017 vs. 2016(1)		Six Months Ended December 31, 2017 vs. 2016(1)		Six Months Ended December 31, 2017 vs. 2016(1)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	12%	9%	12%	10%	10%	8%	10%	9%
Consumer debit growth(4)	17%	10%	12%	9%	17%	12%	13%	10%
Commercial growth(5)	22%	17%	15%	13%	18%	16%	13%	12%
Total payments volume growth	15%	10%	13%	10%	13%	10%	11%	10%
Cash volume growth	5%	1%	4%	2%	3%	1%	3%	1%
Total volume growth	11%	7%	10%	8%	9%	7%	9%	7%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2018 and 2017 were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2017 and 2016, respectively.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(3)
As a result of European Union Interchange Fee regulation changes, effective with the quarter ended December 31, 2016, Europe co-badged payments volume is no longer included in reported volume. For comparative purposes, international volume for the six months ended December 30, 2016 was adjusted to exclude co-badged volume. The associated growth rates for the six months ended December 31, 2017 were calculated using these adjusted amounts.

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except percentages)
Visa processed transactions	29,321	26,256	12%	59,829	53,585	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the U.S. and internationally.

	Three Months Ended March 31,		2018 vs. 2017		Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,297	$2,156	$141	7%	$4,562	$4,277	$285	7%
International	2,776	2,321	455	20%	5,373	4,661	712	15%
Net operating revenues	$5,073	$4,477	$596	13%	$9,935	$8,938	$997	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues reflects the continued growth in processed transactions, nominal payments volume and nominal cross-border volume.
Our operating revenues, primarily service revenues, international transaction revenues and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and six months ended March 31, 2018, as partially mitigated by our hedging program, resulted in an approximately one-and-a-half percentage point positive impact to our net operating revenue growth.

The following table sets forth the components of our net operating revenues.

	Three Months Ended March 31,		2018 vs. 2017		Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,253	$1,993	$260	13%	$4,399	$3,911	$488	12%
Data processing revenues	2,127	1,843	284	15%	4,274	3,735	539	14%
International transaction revenues	1,752	1,469	283	19%	3,418	2,958	460	16%
Other revenues	230	203	27	13%	459	406	53	13%
Client incentives	(1,289)	(1,031)	(258)	25%	(2,615)	(2,072)	(543)	26%
Net operating revenues	$5,073	$4,477	$596	13%	$9,935	$8,938	$997	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased primarily due to 13% and 11% growth in nominal payments volume during the three and six-month comparable periods, respectively.

•	Data processing revenues increased mainly due to overall growth in processed transactions of 12% during the three and six-month comparable periods.

•	International transaction revenues increased primarily due to nominal cross-border volume growth of 21% and 18% during the three and six-month comparable periods, respectively.

•
Client incentives increased during the three and six-month comparable periods mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the second quarter of fiscal 2017 and overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended March 31,		2018 vs. 2017		Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$824	$704	$120	17%	$1,503	$1,275	$228	18%
Marketing	261	193	68	35%	484	411	73	18%
Network and processing	169	150	19	13%	329	295	34	12%
Professional fees	108	83	25	30%	200	163	37	22%
Depreciation and amortization	153	131	22	17%	298	277	21	8%
General and administrative	222	406	(184)	(45)%	458	592	(134)	(23)%
Litigation provision	—	2	(2)	(100)%	—	17	(17)	(100)%
Total operating expenses	$1,737	$1,669	$68	4%	$3,272	$3,030	$242	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel expenses increased primarily due to an increase in headcount and higher incentive compensation, reflecting our strategy to invest for future growth.

•	Marketing expenses increased primarily due to the higher level of spending to support a number of campaigns, including the PyeongChang 2018 Olympic Winter Games.

•	Network and processing expenses increased mainly due to continued technology and processing network investments to support growth.

•	Professional fees increased primarily due to consulting fees related to technology and other corporate projects.

•	Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments, including acquisitions.

•
General and administrative expenses decreased mainly due to $192 million of expense in the prior year related to the Visa Inc. shares held by Visa Europe that were received by Visa Foundation, partially offset by higher indirect taxes and product enhancements as a result of our business growth.

Non-operating Income (Expense)
The following table sets forth components of our non-operating income (expense).

	Three Months Ended March 31,		2018 vs. 2017		Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense	$(153)	$(135)	$(18)	14%	$(307)	$(275)	$(32)	12%
Other	34	29	5	17%	100	48	52	108%
Total non-operating expense	$(119)	$(106)	$(13)	13%	$(207)	$(227)	$20	(9)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Interest expense increased in the six months ended March 31, 2018 primarily due to the issuance of $2.5 billion fixed-rate senior notes in September 2017. See Note 4—Debt to our unaudited consolidated financial statements.

•	Other non-operating income increased in the six months ended March 31, 2018 due to a gain on the sale of an investment and higher interest income on our cash and investments.
Effective Income Tax Rate
The effective income tax rates were 19% and 21% for the three and six months ended March 31, 2018, respectively, and 84% and 56% for the three and six months ended March 31, 2017, respectively. The effective tax rates for the three and six months ended March 31, 2018 differ from the effective tax rates in the same prior-year periods primarily due to:

•	the effects of the Tax Act, enacted during the quarter ended December 31, 2017, as discussed below;

•	an $80 million benefit due to a non-recurring audit settlement during the quarter ended March 31, 2018; and

•	the absence of the following items related to the Visa Europe reorganization recorded during the quarter ended March 31, 2017:

▪	a $1.5 billion non-recurring, non-cash income tax provision primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe; and

▪	a $71 million one-time tax benefit related to the Visa Foundation's receipt of Visa Inc. shares, previously recorded by Visa Europe as treasury stock.
The Tax Act, enacted on December 22, 2017, transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate rate is a blended rate of 24.5%, which will be reduced to 21% in fiscal 2019 and thereafter.
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
During the three and six months ended March 31, 2018, our gross unrecognized tax benefits decreased by $51 million and $7 million, respectively. Our net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate decreased by $34 million during the three months ended March 31, 2018 and increased by $4 million during the six months ended March 31, 2018. The change in unrecognized tax benefits is primarily related to an audit settlement as well as various tax positions across several jurisdictions. See Note 10—Income Taxes to our unaudited consolidated financial statements.
Adjusted effective income tax rate. Our financial results for the six months ended March 31, 2018 and three and six months ended March 31, 2017 reflect the impact of certain significant items that we believe are not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we have presented our adjusted effective income tax rates for these periods in the tables below, which we believe provides a clearer understanding of our operating performance for the reported periods. There were no comparable adjustments recorded for the three months ended March 31, 2018. See Overview—Adjusted financial results within this Management's Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the tables below.

	Six Months Ended
	March 31, 2018
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$6,456	$1,329	20.6%
Remeasurement of deferred tax balances	—	1,133
Transition tax on foreign earnings	—	(1,147)
As adjusted	$6,456	$1,315	20.4%

	Three Months Ended			Six Months Ended
	March 31, 2017			March 31, 2017
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$2,702	$2,272	84.1%	$5,681	$3,181	56.0%
Elimination of deferred tax balances	—	(1,515)		—	(1,515)
Charitable contribution	192	71		192	71
As adjusted	$2,894	$828	28.6%	$5,873	$1,737	29.6%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate is calculated based on unrounded numbers.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2018	2017
	(in millions)
Total cash and cash equivalents provided by (used in):
Operating activities	$5,582	$2,904
Investing activities	(1,137)	2,268
Financing activities	(6,383)	(4,243)
Effect of exchange rate changes on cash and cash equivalents	206	(121)
(Decrease) increase in cash and cash equivalents	$(1,732)	$808
Operating activities. Cash provided by operating activities for the six months ended March 31, 2018 was higher than the prior-year comparable period, reflecting continued growth in our underlying business.
Investing activities. Cash used in investing activities for the six months ended March 31, 2018 was higher than the prior-year comparable period as purchases of available-for-sale investment securities reflected additional investment of net proceeds received from new fixed-rate senior notes issued in September 2017.
Financing activities. Cash used in financing activities for the six months ended March 31, 2018 was higher than the prior-year comparable period primarily due to the repayment of the 2017 Notes, an increase in the repurchases of our class A common stock and higher dividends paid in the current year. This increase was partially offset by payments from our litigation escrow account. See Note 2—U.S. and Europe Retrospective Responsibility Plans, Note 4—Debt and Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries, primarily attributable to undistributed earnings, totaled $7.2 billion at March 31, 2018. This excludes $1.8 billion of cash and cash equivalents and available-for-sale investment securities we returned during the six months ended March 31, 2018 from our foreign subsidiaries to the United States. This transaction did not constitute a return of undistributed earnings. Pursuant to the Tax Act, we are required to pay U.S. tax on most of the undistributed and untaxed foreign earnings of non-U.S. subsidiaries accumulated as of December 31, 2017. After December 31, 2017, if it were necessary to repatriate the undistributed earnings of our foreign subsidiaries for use in the United States, the repatriated earnings would not be subject to further U.S. federal tax.
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
Senior Notes. In October 2017, we redeemed all of the $1.75 billion principal amount outstanding of the 2017 Notes. The redemption was funded with the net proceeds from the new fixed-rate senior notes issued in September 2017. Interest payments of $276 million were made in fiscal 2018. See Note 4—Debt to our unaudited consolidated financial statements.

Common stock repurchases. During the six months ended March 31, 2018, we repurchased 33 million shares of our class A common stock using $3.9 billion of cash on hand. In January 2018, our board of directors authorized an additional $7.5 billion share repurchase program. As of March 31, 2018, we had remaining authorized funds of $7.5 billion for share repurchase. All share repurchase programs authorized prior to April 2017 have been completed. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2018, we declared and paid $948 million in dividends to holders of our common stock. In April 2018, our board of directors declared a cash dividend in the amount of $0.21 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on June 5, 2018, to all holders of record as of May 18, 2018. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Fair Value Measurements—Financial Instruments
As of March 31, 2018, our financial instruments measured at fair value on a recurring basis included $12.6 billion of assets and $82 million of liabilities. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the six months ended March 31, 2018, compared to September 30, 2017.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the Company’s purchases of common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2),(3)
January 1-31, 2018	3,467,507	$121.10	3,467,507	$9,153,531,012
February 1-28, 2018	6,217,378	$118.32	6,196,332	$8,420,227,119
March 1-31, 2018	7,189,212	$121.82	7,189,212	$7,544,292,193
Total	16,874,097	$120.38	16,853,051

(1)
Includes 21,046 shares of class A common stock withheld at an average price of $117.11 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

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

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1+	Amendment No. 1 to the Aircraft Time Sharing Agreement

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	April 27, 2018	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	April 27, 2018	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2018	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)