Form 10-Q
period 2018-06-30
VISA INC.
filed 2018-07-27
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of July 20, 2018 there were 1,776,658,361 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 12,079,719 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	September 30, 2017
	(in millions, except par value data)
Assets
Cash and cash equivalents	$8,505	$9,874
Restricted cash—U.S. litigation escrow (Note 2)	1,487	1,031
Investment securities (Note 3):
Trading	94	82
Available-for-sale	3,302	3,482
Settlement receivable	1,615	1,422
Accounts receivable	1,220	1,132
Customer collateral (Note 5)	1,346	1,106
Current portion of client incentives	377	344
Prepaid expenses and other current assets	545	550
Total current assets	18,491	19,023
Investment securities, available-for-sale (Note 3)	2,835	1,926
Client incentives	545	591
Property, equipment and technology, net	2,387	2,253
Other assets	1,085	1,226
Intangible assets, net	27,628	27,848
Goodwill	15,204	15,110
Total assets	$68,175	$67,977
Liabilities
Accounts payable	$145	$179
Settlement payable	2,310	2,003
Customer collateral (Note 5)	1,346	1,106
Accrued compensation and benefits	729	757
Client incentives	2,577	2,089
Accrued liabilities	1,099	1,129
Deferred purchase consideration	1,300	—
Current maturities of long-term debt (Note 4)	—	1,749
Accrued litigation (Note 11)	1,428	982
Total current liabilities	10,934	9,994
Long-term debt (Note 4)	16,627	16,618
Deferred tax liabilities	4,802	5,980
Deferred purchase consideration	—	1,304
Other liabilities	2,494	1,321
Total liabilities	34,857	35,217
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (Note 7)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at June 30, 2018 and September 30, 2017 (the “UK&I preferred stock”) (Note 7)	2,291	2,326
Series C convertible participating preferred stock, 3 shares issued and outstanding at June 30, 2018 and September 30, 2017 (the “Europe preferred stock”) (Note 7)	3,179	3,200
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,778 and 1,818 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively (Note 7)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2018 and September 30, 2017 (Note 7)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 12 and 13 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively (Note 7)	—	—
Right to recover for covered losses (Note 2)	(5)	(52)
Additional paid-in capital	16,686	16,900
Accumulated income	10,426	9,508
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	110	73
Defined benefit pension and other postretirement plans	(74)	(76)
Derivative instruments classified as cash flow hedges	54	(36)
Foreign currency translation adjustments	651	917
Total accumulated other comprehensive income, net	741	878
Total equity	33,318	32,760
Total liabilities and equity	$68,175	$67,977

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Operating Revenues
Service revenues	$2,196	$1,948	$6,595	$5,859
Data processing revenues	2,359	1,984	6,633	5,719
International transaction revenues	1,830	1,571	5,248	4,529
Other revenues	229	209	688	615
Client incentives	(1,374)	(1,147)	(3,989)	(3,219)
Net operating revenues	5,240	4,565	15,175	13,503

Operating Expenses
Personnel	852	698	2,355	1,973
Marketing	240	221	724	632
Network and processing	169	158	498	453
Professional fees	112	102	312	265
Depreciation and amortization	152	132	450	409
General and administrative	230	230	688	822
Litigation provision (Note 11)	600	—	600	17
Total operating expenses	2,355	1,541	5,627	4,571
Operating income	2,885	3,024	9,548	8,932

Non-operating Income (Expense)
Interest expense	(155)	(140)	(462)	(415)
Other	82	30	182	78
Total non-operating expense	(73)	(110)	(280)	(337)
Income before income taxes	2,812	2,914	9,268	8,595
Income tax provision (Note 10)	483	855	1,812	4,036
Net income	$2,329	$2,059	$7,456	$4,559

Basic earnings per share (Note 8)
Class A common stock	$1.00	$0.87	$3.20	$1.90
Class B common stock	$1.66	$1.43	$5.27	$3.13
Class C common stock	$4.02	$3.46	$12.78	$7.60

Basic weighted-average shares outstanding (Note 8)
Class A common stock	1,784	1,840	1,798	1,852
Class B common stock	245	245	245	245
Class C common stock	12	14	12	15

Diluted earnings per share (Note 8)
Class A common stock	$1.00	$0.86	$3.19	$1.90
Class B common stock	$1.65	$1.42	$5.26	$3.13
Class C common stock	$4.01	$3.45	$12.76	$7.59

Diluted weighted-average shares outstanding (Note 8)
Class A common stock	2,321	2,385	2,337	2,404
Class B common stock	245	245	245	245
Class C common stock	12	14	12	15

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$2,329	$2,059	$7,456	$4,559
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain	45	22	95	38
Income tax effect	(10)	(9)	(22)	(17)
Reclassification adjustment for net (gain) loss realized in net income	(24)	—	(52)	1
Income tax effect	6	—	16	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial loss and prior service credit	—	—	(2)	(5)
Income tax effect	—	—	1	2
Reclassification adjustment for net loss realized in net income	4	12	4	33
Income tax effect	(1)	(3)	(1)	(12)
Derivative instruments classified as cash flow hedges:
Net unrealized gain (loss)	114	(20)	72	5
Income tax effect	(19)	5	(22)	9
Reclassification adjustment for net loss realized in net income	10	11	45	31
Income tax effect	—	(5)	(5)	(10)
Foreign currency translation adjustments	(1,112)	1,085	(266)	501
Other comprehensive (loss) income, net of tax	(987)	1,098	(137)	576
Comprehensive income	$1,342	$3,157	$7,319	$5,135

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
	(in millions)
Operating Activities
Net income	$7,456	$4,559
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	3,989	3,219
Share-based compensation (Note 9)	242	183
Depreciation and amortization of property, equipment, technology and intangible assets	450	409
Deferred income taxes	(1,133)	1,715
Right to recover for covered losses recorded in equity (Note 2)	(9)	(165)
Charitable contribution of Visa Inc. shares (Note 10)	—	192
Other	(44)	30
Change in operating assets and liabilities:
Settlement receivable	(239)	42
Accounts receivable	(82)	(34)
Client incentives	(3,483)	(3,376)
Other assets	(143)	(192)
Accounts payable	(18)	(71)
Settlement payable	379	(19)
Accrued and other liabilities	1,408	(65)
Accrued litigation (Note 11)	446	14
Net cash provided by operating activities	9,219	6,441
Investing Activities
Purchases of property, equipment, technology and intangible assets	(523)	(512)
Proceeds from sales of property, equipment and technology	14	—
Investment securities, available-for-sale:
Purchases	(3,354)	(1,877)
Proceeds from maturities and sales	2,789	4,296
Acquisition of business, net of cash received	(196)	(302)
Purchases of / contributions to other investments	(35)	(18)
Net cash (used in) provided by investing activities	(1,305)	1,587
Financing Activities
Repurchase of class A common stock (Note 7)	(5,604)	(5,170)
Repayments of long-term debt (Note 4)	(1,750)	—
Dividends paid (Note 7)	(1,435)	(1,189)
Deposits into litigation escrow account—U.S. retrospective responsibility plan (Note 2 and Note 11)	(600)	—
Payments from litigation escrow account—U.S. retrospective responsibility plan (Note 2 and Note 11)	150	—
Cash proceeds from issuance of common stock under employee equity plans	135	128
Restricted stock and performance-based shares settled in cash for taxes	(90)	(73)
Net cash used in financing activities	(9,194)	(6,304)
Effect of exchange rate changes on cash and cash equivalents	(89)	94
(Decrease) increase in cash and cash equivalents	(1,369)	1,818
Cash and cash equivalents at beginning of period	9,874	5,619
Cash and cash equivalents at end of period	$8,505	$7,437
Supplemental Disclosure
Income taxes paid, net of refunds	$1,649	$2,239
Interest payments on debt (Note 4)	$510	$489
Accruals related to purchases of property, equipment, technology and intangible assets	$35	$35

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that enables fast, secure and reliable electronic payments across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Europe Limited (“Visa Europe”), Visa Canada Corporation, Visa Technology & Operations LLC and CyberSource Corporation, operate one of the world’s largest retail electronic payments networks — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables the Company to provide its financial institution and merchant clients a wide range of products, platforms and value-added services. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.
Recently Issued and Adopted Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU replaces existing revenue recognition guidance in U.S. GAAP. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The Company will adopt the standard effective October 1, 2018, and expects to adopt the standard using the modified retrospective transition method. The Company expects that the new standard will primarily impact recognition timing for certain fixed incentives and price discounts provided to clients, and the classification of certain client incentives between contra revenues and operating expenses. The impact of the new standard to future financial results is unknowable as it is not possible to estimate the impact to the recognition of new customer contracts which may be executed in future periods. The Company has completed an assessment of its existing customer contracts through June 30, 2018. Application of the new standard to consolidated financial statements for the first three quarters of fiscal 2018 would not have resulted in a material impact. The Company will continue to assess the impact of the new standard as new customer contracts are executed going forward.
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
In March 2016, the FASB issued ASU 2016-07, which eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted the standard effective October 1, 2017. The adoption did not have a material impact on the consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Company will adopt the standard effective October 1, 2019. The adoption is not expected to have a material impact on the consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05 to insert the SEC’s interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019.
Note 2—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation referred to as the “U.S. covered litigation” are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes and are classified as restricted cash on the consolidated balance sheets. During the nine months ended June 30, 2018, the Company deposited $600 million into the litigation escrow account, and paid $150 million from the litigation escrow account. The balance of the escrow account was $1.5 billion at June 30, 2018 and $1.0 billion at September 30, 2017. See Note 11—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. During the nine months ended June 30, 2018, the Company recorded an additional accrual of $600 million for the U.S. covered litigation to address claims associated with the interchange multidistrict litigation. See Note 11—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the “VE territory covered litigation”). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the “VE territory covered losses”) through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. VE territory covered losses are recorded in “right to recover for covered losses” within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity is then recorded against the book value of the preferred stock within stockholders’ equity.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and nine months ended June 30, 2018, the Company recovered $6 million and $56 million, respectively, of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The conversion rates applicable to the UK&I and Europe preferred stock were reduced from 13.077 and 13.948, respectively, at September 30, 2017 to 12.955 and 13.888, respectively, at June 30, 2018.
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within equity during the nine months ended June 30, 2018. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 11—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2017	$2,326	$3,200	$(52)
VE territory covered losses incurred	—	—	(9)
Recovery through conversion rate adjustment	(35)	(21)	56
Balance as of June 30, 2018	$2,291	$3,179	$(5)
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s unaudited consolidated balance sheet as of June 30, 2018 and September 30, 2017.(1)

	June 30, 2018		September 30, 2017
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-Converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$4,256	$2,291	$3,414	$2,326
Europe preferred stock	5,807	3,179	4,634	3,200
Total	10,063	5,470	8,048	5,526
Less: right to recover for covered losses	(5)	(5)	(52)	(52)
Total recovery for covered losses available	$10,058	$5,465	$7,996	$5,474

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of June 30, 2018; (b)12.955 and 13.888, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of June 30, 2018, respectively; and (c) $132.45, Visa’s class A common stock closing stock price as of June 30, 2018.

(3)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2017; (b)13.077 and 13.948, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of September 30, 2017, respectively; and (c) $105.24, Visa’s class A common stock closing stock price as of September 30, 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$7,341	$5,935
U.S. government-sponsored debt securities			$282	$2,870
Investment securities, trading:
Equity securities	94	82
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			3,895	3,663
U.S. Treasury securities	2,061	1,621
Equity securities	181	124
Prepaid and other current assets:
Foreign exchange derivative instruments			76	18
Total	$9,677	$7,762	$4,253	$6,551
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$38	$98
Total	$—	$—	$38	$98
There were no transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2018.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2018.
Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairments during the nine months ended June 30, 2018 or 2017. These investments totaled $125 million and $94 million at June 30, 2018 and September 30, 2017, respectively, and are classified in other assets on the consolidated balance sheets.

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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2018, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2018.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s unaudited consolidated balance sheet at June 30, 2018. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy.
The following table presents the carrying amount and estimated fair value of the Company’s debt in order of maturity:

	June 30, 2018		September 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
1.20% Senior Notes due December 2017	$—	$—	$1,749	$1,751
2.20% Senior Notes due December 2020	2,993	2,951	2,990	3,031
2.15% Senior Notes due September 2022	994	959	993	997
2.80% Senior Notes due December 2022	2,241	2,209	2,240	2,301
3.15% Senior Notes due December 2025	3,969	3,869	3,967	4,098
2.75% Senior Notes due September 2027	741	697	740	737
4.15% Senior Notes due December 2035	1,486	1,554	1,485	1,637
4.30% Senior Notes due December 2045	3,463	3,637	3,463	3,873
3.65% Senior Notes due September 2047	740	701	740	746
Total	$16,627	$16,577	$18,367	$19,171
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2018, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable, and customer collateral. The estimated fair value of such instruments at June 30, 2018 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Available-for-sale investment securities. The Company had $175 million in gross unrealized gains and $16 million in gross unrealized losses at June 30, 2018. There were $120 million in gross unrealized gains and $4 million in gross unrealized losses at September 30, 2017. For the three and nine months ended June 30, 2018, the Company recorded gross realized gains on the sale of investment securities of $32 million and $64 million, respectively. There were no gross realized gains on the sale of investment securities recognized during the same periods in 2017. A majority of the Company’s long-term available-for-sale investment securities have stated maturities between one to five years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Debt
The Company had outstanding debt as follows:

	June 30, 2018			September 30, 2017
	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Principal Amount	Unamortized Discounts and Debt Issuance Costs	Carrying Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due December 2017 (the “2017 Notes”)	$—	$—	$—	$1,750	$(1)	$1,749	1.37%
Total current maturities of long-term debt	—	—	—	1,750	(1)	1,749

2.20% Senior Notes due December 2020	3,000	(7)	2,993	3,000	(10)	2,990	2.30%
2.15% Senior Notes due September 2022	1,000	(6)	994	1,000	(7)	993	2.30%
2.80% Senior Notes due December 2022	2,250	(9)	2,241	2,250	(10)	2,240	2.89%
3.15% Senior Notes due December 2025	4,000	(31)	3,969	4,000	(33)	3,967	3.26%
2.75% Senior Notes due September 2027	750	(9)	741	750	(10)	740	2.91%
4.15% Senior Notes due December 2035	1,500	(14)	1,486	1,500	(15)	1,485	4.23%
4.30% Senior Notes due December 2045	3,500	(37)	3,463	3,500	(37)	3,463	4.37%
3.65% Senior Notes due September 2047	750	(10)	740	750	(10)	740	3.73%
Total long-term debt	16,750	(123)	16,627	16,750	(132)	16,618

Total debt	$16,750	$(123)	$16,627	$18,500	$(133)	$18,367
Senior Notes
On October 11, 2017, the Company redeemed all of the $1.75 billion principal amount outstanding of the 2017 Notes. The redemption was funded with net proceeds from new fixed-rate senior notes issued by the Company in September 2017. As a result of this redemption, the Company recorded a $1 million loss on extinguishment of debt during the nine months ended June 30, 2018.
The Company recognized interest expense, as non-operating expense, for the senior notes of $137 million and $413 million for the three and nine months ended June 30, 2018, respectively, as compared to $125 million and $376 million for the same periods in 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other clients to fund its settlement obligations in accordance with the Visa rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement. The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time. The Company requires certain clients that do not meet its credit standards to post collateral to offset potential losses from their estimated unsettled transactions. The Company’s estimated maximum settlement exposure was $73.2 billion during the three months ended June 30, 2018, compared to $67.7 billion during the three months ended September 30, 2017. Of these amounts, $2.8 billion was covered by collateral at June 30, 2018 and September 30, 2017. The total available collateral balances presented in the table below were greater than the settlement exposure covered by customer collateral held due to instances in which the available collateral exceeded the total settlement exposure for certain financial institutions at each date presented.
The Company maintained collateral as follows:

	June 30, 2018	September 30, 2017
	(in millions)
Cash equivalents(1)	$1,746	$1,490
Pledged securities at market value	164	167
Letters of credit	1,349	1,316
Guarantees	677	941
Total	$3,936	$3,914

(1)
Cash collateral held by Visa Europe is not included on the Company’s consolidated balance sheets as its clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settlement obligations.

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$—	$—	$1	$2
Interest cost	8	9	3	3
Expected return on plan assets	(17)	(17)	(5)	(4)
Amortization of actuarial loss	—	3	—	—
Settlement loss	3	9	—	—
Total net periodic benefit cost	$(6)	$4	$(1)	$1

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$—	$—	$3	$5
Interest cost	24	27	9	8
Expected return on plan assets	(52)	(52)	(15)	(12)
Amortization of actuarial loss	—	11	—	1
Settlement loss	3	22	—	—
Total net periodic benefit cost	$(25)	$8	$(3)	$2
Note 7—Stockholders' Equity
As-Converted Class A Common Stock. The number of shares of each series and class and the number of shares of class A common stock on an as-converted basis at June 30, 2018, are as follows:

(in millions, except conversion rates)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
UK&I preferred stock	2	12.9550		32
Europe preferred stock	3	13.8880		44
Class A common stock(2)	1,778	—		1,778
Class B common stock	245	1.6298	(3)	400
Class C common stock	12	4.0000		48
Total				2,302

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding exclude repurchases traded but not yet settled on or before June 30, 2018.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. During the nine months ended June 30, 2018, total as-converted class A common stock was reduced by 52 million shares at an average price of $120.37 per share. Of the 52 million shares, 47 million were repurchased in the open market using $5.6 billion of operating cash on hand. Additionally, in June 2018, the Company deposited $600 million of operating cash into the litigation escrow account previously established under the U.S. retrospective responsibility plan. Also, the Company recovered $56 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan during the nine months ended June 30, 2018. The deposit and recovery have the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because they reduce the class B common stock conversion rate and the UK&I and Europe preferred stock conversion rates and consequently reduce the as-converted class A common stock share count. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
The following table presents share repurchases in the open market.(1)

(in millions, except per share data)	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Shares repurchased in the open market(2)	14	47
Average repurchase price per share(3)	$128.80	$119.29
Total cost	$1,754	$5,604

(1)
Shares repurchased in the open market reflect repurchases settled during the three and nine months ended June 30, 2018. These amounts include repurchases traded but not yet settled on or before September 30, 2017 for the nine months, or March 31, 2018 for the three months, and exclude repurchases traded but not yet settled on or before June 30, 2018.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2018, the Company’s board of directors authorized an additional $7.5 billion share repurchase program. As of June 30, 2018, the Company’s January 2018 share repurchase program had remaining authorized funds of $5.8 billion for share repurchase. All share repurchase programs authorized prior to January 2018 have been completed.
Under the terms of the U.S. retrospective responsibility plan, when the Company makes a deposit into the litigation escrow account, the shares of class B common stock are subject to dilution through a reduction to the conversion rate of the shares of class B common stock to shares of class A common stock.
The following table presents as-converted class B common stock after deposits into the litigation escrow account for the three and nine months ended June 30, 2018.

(in millions, except per share data)	Three and Nine Months Ended June 30, 2018
Reduction in equivalent number of as-converted shares of class A common stock	5
Effective price per share(1)	$132.32
Deposits under the U.S. retrospective responsibility plan	$600

(1)
Effective price per share is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificate of incorporation.

Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
The following table presents as-converted UK&I and Europe preferred stock, after the Company recovered VE territory covered losses through conversion rate adjustments, for the three and nine months ended June 30, 2018.

	U.K.&I Preferred Stock		Europe Preferred Stock
(in millions, except per share data)	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Reduction in equivalent number of as-converted shares of class A common stock(1)	—	—	—	—
Effective price per share(2)	$130.50	$113.05	$130.50	$112.92
Recovery through conversion rate adjustment	$4	$35	$2	$21

(1)	The reduction in equivalent number of shares of class A common stock was less than one million shares for both series of preferred stock.

(2)
Effective price per share for the three months ended June 30, 2018 is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C convertible participating preferred stock. Effective price per share for the nine months ended June 30, 2018 is calculated using the weighted-average effective prices of the November 2017 and May 2018 adjustments.

Dividends. In July 2018, the Company’s board of directors declared a quarterly cash dividend of $0.21 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on September 4, 2018, to all holders of record as of August 17, 2018. The Company declared and paid $487 million and $1.4 billion in dividends to holders of the Company’s common stock during the three and nine months ended June 30, 2018, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table presents earnings per share for the three months ended June 30, 2018.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,793	1,784	$1.00	$2,329	2,321	(3)	$1.00
Class B common stock	406	245	$1.66	$406	245		$1.65
Class C common stock	49	12	$4.02	$49	12		$4.01
Participating securities(4)	81	Not presented	Not presented	$81	Not presented		Not presented
Net income	$2,329
The following table presents earnings per share for the nine months ended June 30, 2018.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$5,746	1,798	$3.20	$7,456	2,337	(3)	$3.19
Class B common stock	1,293	245	$5.27	$1,291	245		$5.26
Class C common stock	159	12	$12.78	$158	12		$12.76
Participating securities(4)	258	Not presented	Not presented	$259	Not presented		Not presented
Net income	$7,456
The following table presents earnings per share for the three months ended June 30, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,591	1,840	$0.87	$2,059	2,385	(3)	$0.86
Class B common stock	350	245	$1.43	$349	245		$1.42
Class C common stock	47	14	$3.46	$47	14		$3.45
Participating securities(4)	71	Not presented	Not presented	$71	Not presented		Not presented
Net income	$2,059

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents earnings per share for the nine months ended June 30, 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,518	1,852	$1.90	$4,559	2,404	(3)	$1.90
Class B common stock	769	245	$3.13	$767	245		$3.13
Class C common stock	114	15	$7.60	$114	15		$7.59
Participating securities(4)	158	Not presented	Not presented	$158	Not presented		Not presented
Net income	$4,559

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 405 million for the three and nine months ended June 30, 2018 and 2017. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 49 million and 50 million for the three and nine months ended June 30, 2018, respectively, and 54 million and 60 million for the three and nine months ended June 30, 2017, respectively. The weighted-average number of shares of preferred stock included within participating securities was 32 million of as-converted UK&I preferred stock for the three and nine months ended June 30, 2018, and 33 million and 34 million of as-converted UK&I preferred stock for the three and nine months ended June 30, 2017, respectively. The weighted-average number of shares of preferred stock included within participating securities was 44 million of as-converted Europe preferred stock for the three and nine months ended June 30, 2018 and 2017.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 3 million common stock equivalents for the three and nine months ended June 30, 2018, and 4 million and 5 million common stock equivalents for the three and nine months ended June 30, 2017, respectively, because their effect would be dilutive. The computation excludes less than 1 million and 1 million of common stock equivalents for the three and nine months ended June 30, 2018, respectively, and less than 1 million and 3 million of common stock equivalents for the three and nine months ended June 30, 2017, respectively, because their effect would have been anti-dilutive.

(4)
Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s UK&I and Europe preferred stock, restricted stock awards, restricted stock units and earned performance-based shares. Participating securities’ income is allocated based on the weighted-average number of shares of as-converted stock.

Note 9—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan during the nine months ended June 30, 2018:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,622,760	$17.88	$109.82
Restricted stock units (“RSUs”)	2,776,303	$110.57
Performance-based shares(1)	641,498	$120.11

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company’s performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost of $242 million for the nine months ended June 30, 2018, net of estimated forfeitures, which are adjusted as appropriate.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes
The effective income tax rates were 17% and 20% for the three and nine months ended June 30, 2018, respectively, and 29% and 47% for the three and nine months ended June 30, 2017, respectively. The effective tax rates for the three and nine months ended June 30, 2018 differ from the effective tax rates in the same prior-year periods primarily due to:

•	an $81 million benefit due to a non-recurring audit settlement during the quarter ended June 30, 2018;

•	an $80 million benefit due to a non-recurring audit settlement during the quarter ended March 31, 2018;

•	the effects of the Tax Act, enacted during the quarter ended December 31, 2017, as discussed below; and

•	the absence of the following items related to the Visa Europe reorganization recorded during the quarter ended March 31, 2017:

▪	a $1.5 billion non-recurring, non-cash income tax provision primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe; and

▪	a $71 million one-time tax benefit related to the Visa Foundation’s receipt of Visa Inc. shares, previously recorded by Visa Europe as treasury stock.
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
The Tax Act also introduces several tax provisions, including:

•
Tax on global intangible low-tax income, which, in general, is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return. This provision is effective for the Company on October 1, 2018. The Company needs additional information to complete its analysis on whether to adopt an accounting policy to account for the tax effects of global intangible low-tax income in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that, upon reversal, may be subject to such tax. Hence, the Company has not recorded any tax on global intangible low-tax income in the nine months ended June 30, 2018. The Company will make an accounting policy election no later than the first quarter of fiscal 2019.

•
Base erosion and anti-abuse tax, which, in general, functions like a minimum tax that partially disallows deductions for certain related party transactions. This new minimum tax is determined on a year-by-year basis, and this provision is effective for the Company on October 1, 2018. Hence, no base erosion anti-abuse tax has been recorded in the nine months ended June 30, 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
Deduction for foreign-derived intangible income, which, in general, allows a deduction of certain intangible income derived from serving foreign markets. This provision is effective for the Company on October 1, 2018. Hence, the Company has not recorded the impact of this provision in the nine months ended June 30, 2018.

•
Other new tax provisions, which disallow certain deductions related to entertainment expenses, fringe benefits provided to employees, executive compensation, and fines or penalties or similar payments to governments. The Company has recorded provisional amounts for the tax effects of these new provisions in the nine months ended June 30, 2018, based on information currently available. The provisional amounts may change in future reporting periods when additional information is obtained and analyzed, which will occur no later than the first quarter of fiscal 2019.

During the three and nine months ended June 30, 2018, the Company’s gross unrecognized tax benefits increased by $244 million and $237 million, respectively. The Company’s net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate increased by $69 million and $73 million during the three and nine months ended June 30, 2018, respectively. The changes in unrecognized tax benefits are primarily related to various tax positions across several jurisdictions. During the three and nine months ended June 30, 2018 and 2017, there were no significant changes in interest and penalties related to uncertain tax positions.
The Company’s tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
Note 11—Legal Matters
The Company is party to various legal and regulatory proceedings. Some of these proceedings involve complex claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, the Company has not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, the matters do not relate to a probable loss and/or the amount or range of losses are not reasonably estimable. Although the Company believes that it has strong defenses for the litigation and regulatory proceedings described below, it could, in the future, incur judgments or fines or enter into settlements of claims that could have a material adverse effect on the Company’s financial position, results of operations or cash flows. From time to time, the Company may engage in settlement discussions or mediations with respect to one or more of its outstanding litigation matters, either on its own behalf or collectively with other parties.
The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss as of the balance sheet date.
The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2018	2017
	(in millions)
Balance at beginning of period	$982	$981
Provision for uncovered legal matters	—	17
Additional provision for legal matters	601	142
Payments on legal matters	(155)	(145)
Balance at end of period	$1,428	$995

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrual Summary—U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. See further discussion below under U.S. Covered Litigation and Note 2—U.S. and Europe Retrospective Responsibility Plans. An accrual for the U.S. covered litigation and a charge to the litigation provision are recorded when a loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The total accrual related to the U.S. covered litigation could be either higher or lower than the escrow account balance.
The following table summarizes the activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2018	2017
	(in millions)
Balance at beginning of period	$978	$978
Additional provision for interchange multidistrict litigation	600	—
Payments on U.S. covered litigation	(150)	—
Balance at end of period	$1,428	$978
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through periodic adjustments to the conversion rates applicable to the UK&I preferred stock and Europe preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders’ equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 2—U.S. and Europe Retrospective Responsibility Plans.
The following table summarizes the activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2018	2017
	(in millions)
Balance at beginning of period	$1	$2
Accrual for VE territory covered litigation	1	142
Payments on VE territory covered litigation	(2)	(144)
Balance at end of period	$—	$—

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions
Defendants Visa, MasterCard, and certain U.S. financial institutions have reached an agreement in principle with plaintiffs purporting to act on behalf of the putative Damages Class to resolve all Damages Class claims. The agreement to resolve these claims is subject to negotiation of a full written settlement agreement, and such negotiations are ongoing. Discussions with plaintiffs purporting to act on behalf of the Injunctive Relief Class are ongoing.
The Company believes at this stage that some loss resulting from the Damages Class claims is probable and a range of loss is reasonably estimable. On June 28, 2018, the Company deposited an additional $600 million into its covered litigation escrow account. During the nine months ended June 30, 2018, the Company increased the U.S. covered litigation accrual to $1.43 billion. The balance of $1.43 billion is consistent with the Company’s estimate of its share of the lower end of a probable and reasonably estimable loss with respect to U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of discussions, the probable and reasonably estimable loss or range of such loss could materially vary if settlements cannot be reached. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties and mediation obstacles that persist. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
A number of individual merchant actions previously filed have been settled, and remain settled. As of the filing date, Visa has reached settlement agreements with individual merchants representing approximately 51% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 Settlement Agreement.
VE Territory Covered Litigation
UK Merchant Litigation
Since July 2013, in excess of 400 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, Irish domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by over 75 Merchants, leaving more than 300 Merchants with outstanding claims.
In November 2016, a trial commenced relating to claims filed by a number of Merchants. All of these Merchants except one settled before the trial concluded in March 2017. On November 30, 2017, the court found that Visa’s UK domestic interchange was not restrictive of competition and dismissed the remaining claim. A further judgment was published on February 23, 2018, which did not change the court’s November 30, 2017 ruling but found that Visa’s UK domestic interchange would not have been exemptible under applicable law if it restricted competition. The remaining Merchant lodged an appeal and the matter was heard by the Court of Appeal in April 2018 in connection with two MasterCard cases. On July 4, 2018, the Court of Appeal overturned the lower court’s rulings of November 30, 2017 and February 23, 2018, finding that Visa’s UK domestic interchange restricted competition and the question of whether Visa’s UK domestic interchange was exempt from the finding of restriction under applicable law had been incorrectly decided. The Court of Appeal remitted the claim to the lower court to reconsider the exemption issue and the assessment of damages. Visa intends to seek permission to appeal aspects of the Court of Appeal’s judgment.
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
Further, the debit and credit commitments previously entered into to settle certain aspects of the EC’s investigation have now both expired. However, the European Union rates on which those commitments were applied remain subject to limits imposed by the European Interchange Fee Regulation.
Canadian Competition Proceedings
Merchant Litigation. The court in Quebec held a class certification hearing in November 2017 and reserved decision.
Courts in all five Canadian provinces have preliminarily approved Visa’s settlement with merchant class plaintiffs, and hearings on final approval are scheduled from June through September 2018. On July 13, the court in British Columbia provided final approval of the settlement.
New Mexico Attorney General
The parties reached a settlement agreement and the case was dismissed on April 10, 2018.
EMV Chip Liability Shift
On March 11, 2018, the court denied the plaintiffs’ motion for class certification without prejudice. Plaintiffs subsequently filed a renewed motion for class certification on July 16, 2018.
Kroger
On February 6, 2018, Kroger sought leave to file a second amended complaint. The parties have stipulated that the litigation, including consideration of that motion, be stayed until August 5, 2018.
Nuts for Candy
On March 6, 2018, the court denied Visa’s motion for summary adjudication of Nuts for Candy’s California unfair business statute claims. On April 2, 2018, Visa filed a petition for writ of mandate to the California Court of Appeal seeking to overturn the lower court’s decision and stay the case, which was subsequently denied. On May 14, 2018, Nuts for Candy moved for class certification.
Black Card
On December 28, 2017, Black Card LLC (“Black Card”) filed a lawsuit against Visa Inc., Visa U.S.A. Inc., and certain Visa member financial institutions in the U.S. District Court for the Western District of Wisconsin. The complaint alleged that defendants conspired to impede Black Card’s business in violation of Section 1 of the Sherman Act and fraudulently concealed their conduct. Black Card sought treble damages, post-judgment interest, and attorneys’ fees. On February 8, 2018, Black Card voluntarily dismissed its lawsuit in the U.S. District Court for the Western District of Wisconsin without prejudice.
This action followed a lawsuit filed by Black Card in the U.S. District Court for the District of Wyoming in February 2015 relating to a contractual dispute. The District Court in Wyoming granted Visa’s motions for summary judgment and the matter was dismissed. Black Card appealed this decision to the U.S. Court of Appeals for the Tenth Circuit on May 10, 2017, and the appellate court held a hearing on March 22, 2018 and reserved decision.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “us,” “our” or the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies and growth of our business; integration of Visa Europe, including the migration of European activity to VisaNet and anticipated benefits for our European clients; anticipated expansion of our products in certain countries; industry developments; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent U.S.Tax Reform and accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2017 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Overall economic conditions. Our business is affected by overall economic conditions and consumer spending. Our business performance during the nine months ended June 30, 2018 reflects continued economic growth around the world.
U.S. Tax Reform Legislation. On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate. As a result of the reduction in the federal corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date and the remeasurement resulted in a one-time, non-cash tax benefit estimated to be approximately $1.1 billion and was recorded in the nine months ended June 30, 2018. In transitioning to the new territorial system, the Tax Act requires us to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. This tax, referred to as the “transition tax”, was estimated to be $1.1 billion and was recorded in the nine months ended June 30, 2018. See Note 10—Income Taxes to our unaudited consolidated financial statements.
Financial highlights. Our financial results for the three and nine months ended June 30, 2018 and the nine months ended June 30, 2017 reflected the impact of certain significant items that we believe were not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. There were no comparable adjustments recorded for the three months ended June 30, 2017. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share for these periods were as follows:

	Three Months Ended June 30,		2018 vs. 2017	Nine Months Ended June 30,		2018 vs. 2017
(in millions, except percentages and per share data)	2018	2017	% Change(1)	2018	2017	% Change(1)
Net income, as reported	$2,329	$2,059	13%	$7,456	$4,559	64%
Diluted earnings per share, as reported	$1.00	$0.86	16%	$3.19	$1.90	68%
Net income, as adjusted(2)	$2,792	$2,059	36%	$7,933	$6,195	28%
Diluted earnings per share, as adjusted(2)	$1.20	$0.86	39%	$3.39	$2.58	32%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.
Net operating revenues of $5.2 billion and $15.2 billion for the three and nine months ended June 30, 2018, respectively, increased 15% and 12% over the prior-year comparable periods, reflecting continued growth in nominal payments volume, nominal cross-border volume and processed transactions. The effect of exchange rate movements in the three and nine months ended June 30, 2018, as partially mitigated by our hedging program, resulted in an approximately one-and-a-half percentage point positive impact to our net operating revenue growth.
Total operating expenses of $2.4 billion and $5.6 billion for the three and nine months ended June 30, 2018, respectively, increased 53% and 23% over the prior-year comparable periods. Adjusted operating expenses, which excludes the non-cash operating expense for the litigation provision related to the interchange multidistrict litigation in the three and nine months ended June 30, 2018 and the non-recurring, non-cash operating expense related to Visa Inc. shares received by Visa Foundation in the nine months ended June 30, 2017, increased 14% and 15%, respectively, over prior-year comparable periods. The increase in both periods was primarily driven by continued investments to support our growth.

Adjusted financial results. Our financial results for the three and nine months ended June 30, 2018 and the nine months ended June 30, 2017 reflected the impact of certain significant items that we believe were not indicative of our ongoing operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented. There were no comparable adjustments recorded for the three months ended June 30, 2017.

•
Litigation provision. During the three and nine months ended June 30, 2018, we recorded a litigation provision of $600 million and related tax benefits of $137 million associated with the interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a reduction to the conversion rate of our class B common stock to shares of class A common stock. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 11—Legal Matters to our unaudited consolidated financial statements.

•
Remeasurement of deferred tax balances. During the nine months ended June 30, 2018, in connection with the Tax Act’s reduction of the corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax benefit estimated to be approximately $1.1 billion. See Note 10—Income Taxes to our unaudited consolidated financial statements.

•
Transition tax on foreign earnings. During the nine months ended June 30, 2018, in connection with the Tax Act’s requirement that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income, we recorded a one-time transition tax estimated to be approximately $1.1 billion. See Note 10—Income Taxes to our unaudited consolidated financial statements.

•
Elimination of deferred tax balances. During the nine months ended June 30, 2017, in connection with our legal entity reorganization, we eliminated deferred tax balances originally recognized upon the acquisition of Visa Europe, resulting in the recognition of a non-recurring, non-cash income tax provision of $1.5 billion.

•
Charitable contribution. During the nine months ended June 30, 2017, associated with our legal entity reorganization, we recognized a non-recurring, non-cash general and administrative expense of $192 million, before tax, related to the charitable donation of Visa Inc. shares that were acquired as part of the Visa Europe acquisition and held as treasury stock. Net of the related cash income tax benefit of $71 million, determined by applying applicable tax rates, adjusted net income increased by $121 million.

Adjusted financial results are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the three and nine months ended June 30, 2018 and the nine months ended June 30, 2017. There were no comparable adjustments recorded for the three months ended June 30, 2017.

	Three Months Ended June 30, 2018
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$2,355	55%	$483	$2,329	$1.00
Litigation provision	(600)	11%	137	463	0.20
As adjusted	$1,755	67%	$620	$2,792	$1.20

	Nine Months Ended June 30, 2018
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$5,627	63%	$1,812	$7,456	$3.19
Litigation provision	(600)	4%	137	463	0.20
Remeasurement of deferred tax balances	—	—%	1,133	(1,133)	(0.49)
Transition tax on foreign earnings	—	—%	(1,147)	1,147	0.49
As adjusted	$5,027	67%	$1,935	$7,933	$3.39

	Nine Months Ended June 30, 2017
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$4,571	66%	$4,036	$4,559	$1.90
Elimination of deferred tax balances	—	—%	(1,515)	1,515	0.63
Charitable contribution	(192)	1%	71	121	0.05
As adjusted	$4,379	68%	$2,592	$6,195	$2.58

(1)	Figures in the table may not recalculate exactly due to rounding. Operating margin, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

(2)	Operating margin is calculated as operating income divided by net operating revenues.

Interchange multidistrict litigation. During the nine months ended June 30, 2018, we recorded an additional accrual of $600 million to address claims associated with the interchange multidistrict litigation, resulting in an accrued litigation balance related to U.S. covered litigation of $1.4 billion at June 30, 2018. We also deposited $600 million of operating cash into the U.S. litigation escrow account. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 11—Legal Matters to our unaudited consolidated financial statements.

Reduction in as-converted shares. During the nine months ended June 30, 2018, total as-converted class A common stock was reduced by 52 million shares at an average price of $120.37 per share. Of the 52 million shares, 47 million were repurchased in the open market using $5.6 billion of operating cash on hand. Additionally in June 2018, we deposited $600 million of operating cash into the litigation escrow account previously established under the U.S. retrospective responsibility plan. Also, we recovered $56 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan during the nine months ended June 30, 2018. The deposit and the recovery have the same economic effect on earnings per share as repurchasing our class A common stock, because they reduce the class B common stock conversion rate and the UK&I and Europe preferred stock conversion rates, respectively, and consequently reduce the as-converted class A common stock share count. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 7—Stockholders' Equity to our unaudited consolidated financial statements.

In January 2018, our board of directors authorized an additional $7.5 billion share repurchase program. As of June 30, 2018, the program had remaining authorized funds of $5.8 billion for share repurchase. All share repurchase programs authorized prior to January 2018 have been completed. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.

Payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume in the United States posted low double-digit growth for the three and nine months ended March 31, 2018, driven mainly by consumer credit and debit. Nominal international payments volume growth was positively impacted by the weakening of the U.S. dollar. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and nine months ended March 31, 2018(1) was 11%. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.
The following table presents nominal payments and cash volume.(2)

	United States			International			Visa Inc.
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$342	$311	10%	$610	$524	16%	$952	$835	14%
Consumer debit(4)	376	342	10%	443	362	22%	818	704	16%
Commercial(5)	137	123	12%	90	75	21%	228	198	15%
Total nominal payments volume	$854	$776	10%	$1,143	$960	19%	$1,998	$1,736	15%
Cash volume	139	133	5%	584	551	6%	724	684	6%
Total nominal volume(6)	$993	$909	9%	$1,728	$1,512	14%	$2,721	$2,421	12%

	United States			International(3)			Visa Inc.(3)
	Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,064	$962	11%	$1,816	$1,624	12%	$2,880	$2,586	11%
Consumer debit(4)	1,098	1,013	8%	1,306	1,099	19%	2,404	2,112	14%
Commercial(5)	410	373	10%	268	225	19%	678	598	13%
Total nominal payments volume	$2,572	$2,348	10%	$3,390	$2,948	15%	$5,962	$5,296	13%
Cash volume	418	402	4%	1,803	1,732	4%	2,221	2,135	4%
Total nominal volume(6)	$2,990	$2,750	9%	$5,193	$4,681	11%	$8,183	$7,431	10%
The following table presents nominal and constant payments and cash volume growth.(2)

	International		Visa Inc.		International(3)		Visa Inc.(3)
	Three Months Ended March 31, 2018 vs. 2017(1)		Three Months Ended March 31, 2018 vs. 2017(1)		Nine Months Ended March 31, 2018 vs. 2017(1)		Nine Months Ended March 31, 2018 vs. 2017(1)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	16%	10%	14%	10%	12%	9%	11%	9%
Consumer debit growth(4)	22%	12%	16%	11%	19%	12%	14%	10%
Commercial growth(5)	21%	13%	15%	12%	19%	15%	13%	12%
Total payments volume growth	19%	11%	15%	11%	15%	11%	13%	10%
Cash volume growth	6%	2%	6%	2%	4%	1%	4%	2%
Total volume growth	14%	8%	12%	8%	11%	7%	10%	8%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2018 and 2017 were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2018 and 2017, respectively.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(3)
As a result of European Union Interchange Fee regulation changes, effective with the quarter ended December 31, 2016, Europe co-badged payments volume is no longer included in reported volume. For comparative purposes, international volume for the nine months ended March 31, 2017 was adjusted to exclude co-badged volume. The associated growth rates for the nine months ended March 31, 2018 were calculated using these adjusted amounts.

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
The following table provides the number of transactions involving Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented.(1)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in millions, except percentages)
Visa processed transactions	31,728	28,450	12%	91,557	82,035	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the U.S. and internationally.

	Three Months Ended June 30,		2018 vs. 2017		Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,334	$2,143	$191	9%	$6,896	$6,420	$476	7%
International	2,906	2,422	484	20%	8,279	7,083	1,196	17%
Net operating revenues	$5,240	$4,565	$675	15%	$15,175	$13,503	$1,672	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in operating revenues reflects the continued growth in nominal payments volume, nominal cross-border volume and processed transactions.
Our operating revenues, primarily service revenues, international transaction revenues and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and nine months ended June 30, 2018, as partially mitigated by our hedging program, resulted in an approximately one-and-a-half percentage point positive impact to our net operating revenue growth.

The following table sets forth the components of our net operating revenues.

	Three Months Ended June 30,		2018 vs. 2017		Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,196	$1,948	$248	13%	$6,595	$5,859	$736	13%
Data processing revenues	2,359	1,984	375	19%	6,633	5,719	914	16%
International transaction revenues	1,830	1,571	259	16%	5,248	4,529	719	16%
Other revenues	229	209	20	9%	688	615	73	12%
Client incentives	(1,374)	(1,147)	(227)	20%	(3,989)	(3,219)	(770)	24%
Net operating revenues	$5,240	$4,565	$675	15%	$15,175	$13,503	$1,672	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased primarily due to 15% and 13% growth in nominal payments volume during the three and nine-month comparable periods, respectively.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 12% during the three and nine-month comparable periods as well as select pricing modifications effective after the third quarter of fiscal 2017.

•	International transaction revenues increased primarily due to nominal cross-border volume growth of 15% and 17% during the three and nine-month comparable periods, respectively.

•
Client incentives increased during the three and nine-month comparable periods mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the third quarter of fiscal 2017 and overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses.

	Three Months Ended June 30,		2018 vs. 2017		Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$852	$698	$154	22%	$2,355	$1,973	$382	19%
Marketing	240	221	19	8%	724	632	92	14%
Network and processing	169	158	11	7%	498	453	45	10%
Professional fees	112	102	10	10%	312	265	47	18%
Depreciation and amortization	152	132	20	16%	450	409	41	10%
General and administrative	230	230	—	—%	688	822	(134)	(16)%
Litigation provision	600	—	600	NM	600	17	583	NM
Total operating expenses	$2,355	$1,541	$814	53%	$5,627	$4,571	$1,056	23%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel expenses increased primarily due to an increase in headcount and higher incentive compensation, reflecting our strategy to invest for future growth.

•	Marketing expenses increased primarily due to the higher level of spending to support a number of campaigns, including the PyeongChang 2018 Olympic Winter Games and 2018 FIFA World Cup.

•	Network and processing expenses increased mainly due to continued technology and processing network investments to support growth.

•	Professional fees increased primarily due to consulting fees related to technology and other corporate projects.

•	Depreciation and amortization increased primarily due to additional depreciation from our ongoing investments, including acquisitions.

•
General and administrative expenses decreased mainly due to $192 million of non-recurring expense in the prior year related to the Visa Inc. shares held by Visa Europe that were received by the Visa Foundation, partially offset by higher product enhancement costs in support of our business growth.

•
Litigation provision reflects a $600 million accrual related to the U.S. covered litigation. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 11—Legal Matters to our consolidated financial statements.

Non-operating Income (Expense)
The following table sets forth components of our non-operating income (expense).

	Three Months Ended June 30,		2018 vs. 2017		Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense	$(155)	$(140)	$(15)	10%	$(462)	$(415)	$(47)	11%
Other	82	30	52	173%	182	78	104	132%
Total non-operating expense	$(73)	$(110)	$37	(34)%	$(280)	$(337)	$57	(17)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Interest expense increased in the three and nine months ended June 30, 2018 primarily due to the issuance of $2.5 billion fixed-rate senior notes in September 2017. See Note 4—Debt to our unaudited consolidated financial statements.

•	Other non-operating income increased in the three and nine months ended June 30, 2018 due to gains on sales of investments and higher interest income on our cash and investments.
Effective Income Tax Rate
The effective income tax rates were 17% and 20% for the three and nine months ended June 30, 2018, respectively, and 29% and 47% for the three and nine months ended June 30, 2017, respectively. The effective tax rates for the three and nine months ended June 30, 2018 differ from the effective tax rates in the same prior-year periods primarily due to:

•	an $81 million benefit due to a non-recurring audit settlement during the quarter ended June 30, 2018;

•	an $80 million benefit due to a non-recurring audit settlement during the quarter ended March 31, 2018;

•	the effects of the Tax Act, enacted during the quarter ended December 31, 2017, as discussed below; and

•	the absence of the following items related to the Visa Europe reorganization recorded during the quarter ended March 31, 2017:

▪	a $1.5 billion non-recurring, non-cash income tax provision primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe; and

▪	a $71 million one-time tax benefit related to the Visa Foundation’s receipt of Visa Inc. shares, previously recorded by Visa Europe as treasury stock.
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
During the three and nine months ended June 30, 2018, our gross unrecognized tax benefits increased by $244 million and $237 million, respectively. Our net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate increased by $69 million and $73 million during the three and nine months ended June 30, 2018. The changes in unrecognized tax benefits are primarily related to various tax positions across several jurisdictions. See Note 10—Income Taxes to our unaudited consolidated financial statements.
Adjusted effective income tax rate. Our financial results for the three and nine months ended June 30, 2018 and nine months ended June 30, 2017 reflect the impact of certain significant items that we believe are not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we have presented our adjusted effective income tax rates for these periods in the tables below, which we believe provides a clearer understanding of our operating performance for the reported periods. There were no comparable adjustments recorded for the three months ended June 30, 2017. See Overview—Adjusted financial results within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the tables below.

	Three Months Ended June 30, 2018			Nine Months Ended June 30, 2018
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$2,812	$483	17.2%	$9,268	$1,812	19.5%
Litigation provision	600	137		600	137
Remeasurement of deferred tax balances	—	—		—	1,133
Transition tax on foreign earnings	—	—		—	(1,147)
As adjusted	$3,412	$620	18.2%	$9,868	$1,935	19.6%

	Three Months Ended June 30, 2017			Nine Months Ended June 30, 2017
(in millions, except percentages)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
As reported	$2,914	$855	29.3%	$8,595	$4,036	47.0%
Elimination of deferred tax balances	—	—		—	(1,515)
Charitable contribution	—	—		192	71
As adjusted	$2,914	$855	29.3%	$8,787	$2,592	29.5%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate is calculated based on unrounded numbers.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2018	2017
	(in millions)
Total cash and cash equivalents provided by (used in):
Operating activities	$9,219	$6,441
Investing activities	(1,305)	1,587
Financing activities	(9,194)	(6,304)
Effect of exchange rate changes on cash and cash equivalents	(89)	94
(Decrease) increase in cash and cash equivalents	$(1,369)	$1,818
Operating activities. Cash provided by operating activities for the nine months ended June 30, 2018 was higher than the prior-year comparable period, reflecting continued growth in our underlying business.
Investing activities. Cash used in investing activities for the nine months ended June 30, 2018 was higher than the prior-year comparable period as purchases of available-for-sale investment securities reflected additional investment of net proceeds received from new fixed-rate senior notes issued in September 2017.
Financing activities. Cash used in financing activities for the nine months ended June 30, 2018 was higher than the prior-year comparable period primarily due to the repayment of the 2017 Notes, deposits into the U.S. litigation escrow account, an increase in the repurchases of our class A common stock, and higher dividends paid in the current year. This increase was partially offset by payments from our litigation escrow account. See Note 2—U.S. and Europe Retrospective Responsibility Plans, Note 4—Debt and Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
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
Cash and cash equivalents and short-term and long-term available-for-sale investment securities held by our foreign subsidiaries, primarily attributable to undistributed earnings, totaled $7.8 billion at June 30, 2018. This excludes $2.1 billion of cash and cash equivalents and available-for-sale investment securities we returned during the nine months ended June 30, 2018 from our foreign subsidiaries to the United States. This transaction did not constitute a return of undistributed earnings. Pursuant to the Tax Act, we are required to pay U.S. tax on most of the undistributed and untaxed foreign earnings of non-U.S. subsidiaries accumulated as of December 31, 2017. After December 31, 2017, if it were necessary to repatriate the undistributed earnings of our foreign subsidiaries for use in the United States, the repatriated earnings would not be subject to further U.S. federal tax.
U.S. Litigation escrow account. In June 2018, we deposited $600 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of June 30, 2018 and September 30, 2017 was $1.5 billion and $1.0 billion, respectively, and is reflected as restricted cash in our consolidated balance sheet. See Note 2—U.S. and Europe Retrospective Responsibility Plans.

Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2017, except as discussed below. Based on our current cash flow forecasts of our short-term and long-term liquidity needs, we believe that our projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.
Senior Notes. In October 2017, we redeemed all of the $1.75 billion principal amount outstanding of the 2017 Notes. The redemption was funded with the net proceeds from the new fixed-rate senior notes issued in September 2017. Interest payments of $510 million were made in fiscal 2018. See Note 4—Debt to our unaudited consolidated financial statements.
U.S. Covered Litigation. We paid $150 million from the litigation escrow account during the nine months ended June 30, 2018. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 11—Legal Matters.
Reduction in as-converted shares. During the nine months ended June 30, 2018, share repurchases and escrow deposits reduced as-converted class A common stock by 52 million shares at an average price of $120.44 per share. Of the 52 million shares, 47 million was repurchased in the open market using $5.6 billion of operating cash on hand. Additionally, we deposited $600 million of operating cash into the U.S. litigation escrow account previously established under the U.S. retrospective responsibility plan. The deposit has the same economic effect on earnings per share as repurchasing our class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 7—Stockholders' Equity.
In January 2018, our board of directors authorized an additional $7.5 billion share repurchase program. As of June 30, 2018, we had remaining authorized funds of $5.8 billion for share repurchase. All share repurchase programs authorized prior to January 2018 have been completed. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2018, we declared and paid $1.4 billion in dividends to holders of our common stock. In July 2018, our board of directors declared a cash dividend in the amount of $0.21 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on September 4, 2018, to all holders of record as of August 17, 2018. See Note 7—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Deferred purchase consideration. On June 21, 2016, we acquired 100% of the share capital of Visa Europe. In connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of Visa Europe acquisition.
Fair Value Measurements—Financial Instruments
As of June 30, 2018, our financial instruments measured at fair value on a recurring basis included $13.9 billion of assets and $38 million of liabilities. See Note 3—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the nine months ended June 30, 2018, compared to September 30, 2017.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the Company’s purchases of common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2),(3)
April 1-30, 2018	4,173,945	$119.77	4,173,945	$7,044,292,324
May 1-31, 2018	3,914,053	$130.11	3,912,115	$6,535,207,476
June 1-30, 2018	5,531,189	$134.69	5,531,189	$5,790,088,600
Total	13,619,187	$128.80	13,617,249

(1)
Includes 1,938 shares of class A common stock withheld at an average price of $128.16 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to trade dates. For purposes of the Company’s unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(3)
The Company’s board of directors from time to time authorizes the repurchase of shares of its common stock up to a certain monetary limit. In January 2018, the board of directors authorized a share repurchase program for $7.5 billion. This authorization has no expiration date. All share repurchase programs authorized prior to January 2018 have been completed.

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

VISA INC.

Date:	July 27, 2018	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	July 27, 2018	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2018	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)