Form 10-K
period 2018-09-30
VISA INC.
filed 2018-11-16
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $214.1 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 9, 2018, there were 1,759,797,999 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 11,706,272 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2018.

Unless the context indicates otherwise, reference to “Visa,” “Company,” “we,” “us” or “our” refers to Visa Inc. and its subsidiaries.
“Visa” and our other trademarks referenced in this report are Visa’s property. This report may contain additional trade names and trademarks of other companies. The use or display of other companies’ trade names or trademarks does not imply our endorsement or sponsorship of, or a relationship with these companies.

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business

OVERVIEW
Sixty years ago, in September 1958, the first BankAmericard credit card was issued in Fresno, California. BankAmericard became Visa in 1976 and expanded globally. Ten years ago, in March 2008, Visa Inc. completed the largest initial public offering at that time on the New York Stock Exchange. These milestones have helped establish Visa as one of the world’s leading payments technology companies.
Though Visa has evolved and grown over the course of the last six decades, our fundamental business model has remained the same:

•
We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet, our global processing platform. During fiscal 2018, we saw 182 billion payments and cash transactions with Visa’s brand, equating to an average of 500 million transactions a day. Of the 182 billion total transactions, 124.3 billion were processed by Visa.

•
We offer a wide range of Visa-branded payment products, which our financial institution clients use to develop and offer core business solutions, credit, debit, prepaid and cash access programs for account holders (individuals, businesses and government entities). Our scale and reach are made possible by a network of 15,900 financial institution clients that issue Visa-branded products. During fiscal 2018, Visa’s total payments and cash volume grew to $11.2 trillion and more than 3.3 billion cards were available worldwide to be used at nearly 54 million business and merchant locations.

•
We provide other value-added services to our clients, including fraud and risk management, debit issuer processing, loyalty services, dispute management, digital services like tokenization, as well as consulting and analytics.

•
We manage and promote our brands to the benefit of our clients and partners through advertising, promotional and sponsorship initiatives with the Olympic Games, FIFA and the National Football League, among others. We also use these sponsorship assets to showcase our payment innovations.

In recent years, we have evolved our organization to accelerate the migration of digital payments across new channels including ecommerce, mobile and wearables.

•	We have adopted new digital payment and security technologies, such as contactless and tokenization.

•
We have accelerated the pace of change in digital payments by making application programming interfaces (APIs) available in an effort to increase access to our network, products and services, offering innovation opportunities at our ten global innovation network locations, and building partnerships with new players, such as financial technology companies, commonly known as fintechs.

(1)	Transacted on our payment products for the 12 months ended June 30, 2018

(2)	As of June 30, 2018

(3)	As of September 30, 2018
Two years ago, our industry reached a milestone when digital payments surpassed cash payments worldwide for the first time. Despite this growth, we have a significant opportunity to displace cash payments. In 2018, approximately $17 trillion of payments were conducted using cash and checks. There is additional opportunity among new payment flows, including person-to-person (P2P), business-to-business (B2B), business-to-consumer (B2C) and government-to-consumer (G2C) payments.
Visa’s Network
Our four-party model seeks to facilitate secure, reliable and convenient transactions between financial institutions, merchants and account holders through our advanced transaction processing network, VisaNet. VisaNet authorizes, clears and settles a diverse range of payment transactions, and allows us to provide our financial institution and merchant clients with a wide range of products, platforms, and value-added services.
In recent years, we have broadened our network model to incorporate fintechs in an effort to deliver additional value to clients and consumers. As digital payments evolve, we are increasingly engaging new partners, including messaging platforms, technology providers, and device manufacturers to capture new payment flows.
We believe our network is core to the growth of our business and the expansion of digital commerce globally.

VISA
MERCHANT

Account Holders

- Individuals and businesses that conduct transactions to pay for goods and services

Issuers

- Financial institutions or companies that issue Visa products to account holders
- Assume account holders' credit risk
- Set and collect fees and interest charges from account holders
- Provide customer service for account holders
- Offer rewards programs

Visa Network

- Provides processing and operational systems
- Develops products
- Provides risk management
- Builds and manages global brand
- Develops new market opportunities (acceptance)

Acquirers

- Financial institutions or companies that contract with merchants to accept Visa products
- Generate recurring reports and statements for merchants
- Provide customer service for merchants

Merchants

- Retailers, billers and others who accept electronic payments as a method of payment for their goods or services

Account holder and merchant relationships are managed primarily by our financial institution clients and merchant acquirers, including processors and independent service organizations.
Visa is not a financial institution. We do not issue cards, extend credit, or set rates and fees for account holders of Visa products. We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa products. Interchange reimbursement fees represent a transfer of value between the financial institutions participating in our open-loop payments network. We administer the collection and remittance of interchange reimbursement fees through the settlement process, but we generally do not receive any revenue related to interchange reimbursement fees. In addition, we do not receive as revenue the fees that merchants are charged directly for acceptance by their acquirers.

Strategic Focus
Visa’s vision — to be the best way to pay and be paid, for everyone, everywhere — guides our purpose. Our mission — to connect the world through the most innovative, reliable, and secure payments network, enabling individuals, businesses, and economies to thrive — is underpinned by seven strategic pillars:
Transform Technology
Visa is a technology company. In recent years, we have shifted our proprietary technology architecture to a more open architecture across our software, hardware and networking platforms. The Visa Developer Platform provides application developers with access to certain of Visa’s products, services and technology via APIs, in an effort to enable business partners to create new commerce experiences and increase the speed and depth of payment innovations that leverage Visa’s products, services and technology.
Champion Security
We have focused many of our investments, partnerships, and expertise to enhance the security of our network, and to enable consumers and businesses to pay and be paid with confidence. As payment methods evolve, we are focused on the following four areas:

•	Protecting payment data with a payments architecture that complies with industry standards

•	Rendering sensitive payment data useless by deploying technologies such as EMV® chip, EMV tokenization, and encryption

•	Using predictive analytics, artificial intelligence, and insights in an effort to identify and prevent fraud before it happens

•	Empowering consumers to actively protect their own financial information and transactions

Leverage our World-class Brand
The Visa brand is one of the world’s most recognized, trusted, and valuable brands. Anchored on the notion that Visa is “everywhere you want to be,” we believe the brand stands for acceptance, security, convenience, speed, and reliability. In recognition of its strength among clients and consumers, the Visa brand is ranked highly in a number of brand studies, including BrandZ Top 100 Most Valuable Global Brands Study, Forbes World’s Most Valuable Brands, Interbrand’s Best Global Brands, and YouGov Brand Index. Our brand strength helps us to deliver added value to financial institutions, merchants, clients and partners through compelling brand expressions, a wide-range of products and services, and innovative marketing efforts.
Develop the Best Talent
Visa’s employees are one of our most important assets. Visa’s approximately 17,000 employees in 119 locations across the world embody our vision and drive our growth. As a truly global enterprise with the integration of Visa Europe, we are adding new talent and expertise to Visa. At the same time, Visa is building a culture of empowered leadership. This focus is intended to provide functional and market leaders greater autonomy and authority to respond quickly and decisively to the needs of our clients and innovate to capture new digital commerce opportunities.
Drive Digital
Visa transactions today take place across a variety of devices and transaction types. Visa has developed various products, partnerships and platforms in an effort to enable fast and secure commerce on cards, phones, laptops and other form factors. Visa offers a token service, which can be used to replace payment card account numbers with a unique one-time use code, or token, in an effort to make transactions more secure. In doing so, we aim to increase consumer confidence in the security of devices and other solutions that are used to initiate and make payments.
In parallel, Visa is supporting and enabling our clients and partners to harness digital commerce opportunities through Visa Digital Solutions. Visa Digital Solutions is a growing portfolio of Visa payment services and authentication technologies that enable tokenization, online commerce and push payment services to be securely embedded in new products. Our growing portfolio of Visa payment services and authentication technologies enable tokenization and online commerce as well as facilitate secure, cost-effective P2P, B2C, B2B and G2C payment services.
Deepen Partnerships
Visa’s business has been built on a foundation of long-standing and mutually-beneficial partnerships. We seek to differentiate our relationships with our clients by offering access to our global network, payment products, value-added services and payment expertise. We have also expanded our partnerships to include technology leaders, governments, non-governmental organizations and fintechs.
Expand Access
The core of Visa’s mission — to connect the world — is based on the belief that everyone, everywhere should have access to the speed, convenience and reliability of digital payments.

Despite the best efforts of governments and the private sector, an estimated 1.7 billion people worldwide lack access to safe and reliable financial services. Mobile connectivity, new acceptance devices untethered to landline infrastructure and new partnerships are enabling digital payments in remote and challenging environments.
In 2018, we made a strategic decision to focus much of our social impact efforts on enabling micro and small enterprises to succeed. Visa and the Visa Foundation are committed to help low-income, financially underserved micro and small enterprises around the world. This initiative is good for small enterprises and the global economy. Sixty-five percent of all new private sector jobs in the U.S. and 60 percent of new jobs in developing economies are in the small and micro-business sector.
Fiscal 2018 Key Statistics
(1) Please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of our adjusted financial results.

(2)	For the 12 months ended June 30, 2018, upon which fiscal 2018 service revenues are based.

KEY INITIATIVES
Visa Europe Integration
In fiscal 2018, we completed the final stages of the Visa Europe technology migration, which was a multi-year process that brought our European clients onto VisaNet. The unified global platform aims to increase the speed-to-market, resilience and availability of innovative solutions to our European clients. As a result, clients will see expanded services including greater support of Visa Direct transactions, real-time risk management, tokenization and global dispute capabilities. In addition, we migrated the fraud scoring and case management service in Europe to our global platform. Clients will benefit from a unified security architecture built on multiple redundant layers of cyber defense designed to protect them from data security breaches and service disruptions.
Interchange Multidistrict Litigation
We reached a damages class settlement in the U.S. interchange multidistrict litigation (MDL) in September 2018. The settlement has been submitted to the district court for preliminary approval, and following such approval, merchant class members will be given the opportunity to opt out of or object to the settlement. The district court will then determine whether to finally approve the settlement. This damages class settlement does not resolve the injunctive relief class claims seeking modifications to network rules. See Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report for a discussion of the MDL.

How We Work with Partners – Global Innovation Network, Visa Developer Platform, Certifications, and Startups
Our global innovation network with ten locations in key markets such as Dubai, London, Miami, San Francisco, and Singapore fosters collaboration with our financial institution and merchant clients, partners, and developers to help spur the creation of innovative payment and commerce applications and solutions. By providing access to Visa capabilities through APIs, the Visa Developer Platform is designed to enable global partners to transform ideas into new digital commerce, payment, or related experiences or solutions. For example, the Visa Everywhere Initiative is a global innovation program active in more than 80 countries since 2015 that tasks start-ups to solve commerce challenges, further enhance their own product propositions and provide new solutions for our network of partners.
We also make investments in companies around the world that we believe may further our vision and strategic objectives, support deeper engagement with key partners, or expand access to payment solutions worldwide. In 2018, we made several investments in the fintech industry and unveiled a new program in Europe, which we are implementing around the world, called fintech fast-track. The fintech fast-track program provides an accelerated and simplified onboarding process for startup and early growth-stage companies to become Visa issuers. In addition, through the Visa Ready certification program, we provide the structure that allows partners to introduce devices, software, and solutions that can securely initiate or accept Visa payments.
Separately, Visa also launched an investment program to invest up to $100 million to support the fintech ecosystem with the focus on supporting start-up businesses that are innovating in open banking and those using emerging technologies that have the potential to create new commerce experiences.
PRODUCTS & SERVICES
For decades, our growth has been driven by the strength of our core business solutions, credit, debit, and prepaid products, as well as our global ATM network. The ability to access available funds, a line of credit, or a prepaid account has provided consumers and businesses flexibility and convenience.
Core Products
Business Solutions: We offer a portfolio of business payment solutions including small business, corporate (travel) cards, purchasing cards, virtual accounts, and disbursement accounts covering most major industry segments around the world. Business solutions are designed to bring efficiency, controls, and automation to small businesses, commercial and government payment processes, ranging from employee travel to fully integrated, invoice-based payables.
Credit: Credit cards are issued by financial institutions to allow consumers and businesses to access credit to pay for goods and services. Visa does not extend credit; however, we provide combinations of card benefits, including technology, authorization, fraud tools, and brand support that financial institutions use to enable their credit products. We also partner with our clients on product design, consumer segmentation, and consumer experience design to help financial institutions better deliver products and services that match their consumers’ needs.
Debit: Debit cards are issued by financial institutions to allow consumers and small businesses to purchase goods and services using funds held in their demand deposit accounts. Debit cards enable cardholders to transact — in person, online, or via mobile — without needing cash or checks and without accessing a line of credit. Visa provides a strong brand; the network infrastructure and processing; acceptance; product features and support; risk tools and services; and industry expertise to help issuers optimize their debit offerings.
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

Processing Infrastructure
VisaNet is designed to be one of the world’s most secure, reliable and interoperable global payments networks. VisaNet is built on a high-performance architecture that allows us to analyze each authorization we process in real time and provide value-added processing services such as risk scoring and tokenization. It provides the infrastructure for delivering innovation and other payment system enhancements for domestic payments and cross-border international transactions globally.
VisaNet consists of five main areas:
Software: Sitting at the center of Visa’s technology platform is a set of commercial software applications powering authorization, clearing, and settlement, as well as value-added services for our clients.
Hardware: Our software runs on powerful servers, mainframes and data storage systems that are capable of processing more than 65,000 transaction messages per second.
Processing Centers: Our hardware resides in four global processing centers, which are located on three continents. Our global processing centers are designed to synchronize in real time, so that if one system encounters an issue, transactions are rerouted almost instantly and automatically to another.
Telecommunications: We connect our clients and partners to VisaNet through a global, private telecommunications network that is designed for redundancies and to provide security and availability of our products and services.
Security: Finally, we have multiple layers of advanced security tools to protect our technology footprint at the enterprise, network, operating system, and application levels. To strengthen our security and cyber defenses, we continue to deploy new tools and measures to help safeguard our network and the wider ecosystem from hackers and cyber-attacks.
Together, these systems are designed to deliver security, convenience and service that our account holders, clients and partners expect of the Visa brand.
Digital Product
Visa Direct: Visa Direct is our push payment platform that facilitates fund transfers by our financial institution clients which allows businesses, governments, and consumers to utilize VisaNet processing capabilities to transfer funds from an originating account to another account via card credentials. The transfer is made with the same level of security protection, network reliability and ease-of-use that Visa uses for other types of transactions. Push payments represent one of our biggest incremental payment flow opportunities. This global platform enables faster payments solutions for a range of new use cases, including P2P, B2B and B2C disbursements, cross-border remittances and bill pay.
Visa Direct is currently operating in more than 150 countries. Over seventy of those countries are enabled for fast funds acceptance through Visa Direct, with funds typically posted in seconds and no longer than 30 minutes. Global growth for Visa Direct means enabling acquirers, processors, and merchants to leverage their existing network connections to build new services, capabilities, and solutions with global scale and reach.
In certain emerging markets, push payments allow consumers to use their enabled mobile applications to “push” money to a business account conveniently using an alias (e.g. QR code), for payment of goods and services. Visa’s QR code scan-to-pay functionality enables low-cost, quick to market alternatives for promoting digital payment acceptance at small and medium size merchants.
Visa Token Service: The Visa Token Service (VTS) replaces sensitive account information, such as the 16-digit account number, with a unique digital identifier called a token. The token enables payments to be initiated and communicated to Visa without the account holder or acquirer being required to expose personal account numbers (PANs) that could be compromised.

In fiscal 2018, we expanded VTS presence in ten new markets for a total of 40 markets. We also enabled more than 20 new global and regional token requestors in fiscal 2018. Because of the added security measures, token transactions tend to have lower rates of fraud and higher rates of authorization than PANs, a key value proposition for clients to implement and use tokens. This year, we also signed several significant merchants and gateways to use or otherwise participate in our token service. By expanding access to the Visa Token Service to new partners, we expect Visa issuers and other partners to offer or enable secure digital payments across an increasing range of solutions and circumstances.
Visa Checkout: Visa Checkout offers consumers an expedited and secure payment experience for online and mobile transactions. This is particularly important as digital commerce continues to shift from desktop devices to mobile devices, where shoppers have higher abandonment rates of their items in their shopping carts. At the end of fiscal 2018, Visa Checkout has over 40 million consumer accounts in 26 countries, driven by growth in Europe and the United States. We also launched Visa Checkout Open Platform (VCOP) in fiscal 2017. VCOP allows digital wallet partners to integrate with Visa Checkout, thereby providing consumers with improved online and in-application payment services. In doing so, consumers have additional options for paying online. We plan to start migrating our Visa Checkout users in select markets to Secure Remote Commerce in mid- to late-2019.
Secure Remote Commerce: In 2018, we announced our support of the EMV Secure Remote Commerce (SRC) specifications and the creation of the Visa Digital Commerce Program (Visa DCP). Our Visa DCP platform is an implementation of the EMV Secure Remote Commerce technical framework and specifications that enables a merchant to provide a consistent, streamlined digital checkout experience to consumers, including a common acceptance mark, and to obtain secure customer payment information and enhance the security for digital transactions and stored credentials. Visa DCP includes Visa’s SRC and Visa Token Service platforms. Visa DCP is planned for launch in the middle of 2019.
Contactless
Contactless payments allow consumers to tap-to-pay with a card or near field communication (NFC) enabled device at a terminal enabled with NFC technology. Contactless technology offers consumers an additional checkout option while providing the same security as an EMV chip card and helps merchants move customers through their check-out lines faster. At the end of fiscal 2018, nearly one in four of all face-to-face Visa domestic transactions running over our global network were contactless, up from 15% at the end of fiscal 2017. In many parts of the globe, including most of Europe, Canada, and parts of Asia, contactless is mature and accounts for more than half of all face-to-face transactions.

Additionally, contactless payments could provide new payment opportunities in areas such as transit. Transport for London has now seen over 1.7 billion contactless journeys and Translink in Vancouver and Milan Metro launched in the summer of 2018. Additionally, many other transit agencies globally have announced plans to launch contactless payments (e.g. New York Metropolitan Transportation Authority, Singapore Land Transport Authority and Metro Rio). In 2018, we focused on growing contactless card issuance and enabling contactless acceptance in under-penetrated markets, such as the United States.

Merchant Products
We have a suite of products and services to help merchants reduce their payment fraud and improve customer loyalty. Visa Commerce Network, and CyberSource’s product offerings are examples of Visa’s continued investment to deliver industry-leading products and capabilities to our merchant partners.
Visa Commerce Network uses our global payments network to enable merchants to promote relevant offers to acquire new customers, drive loyalty, and increase sales. For example, Uber and Visa Commerce Network have partnered to introduce Visa Local Offers, a card-linked offer program that rewards enrolled U.S. Visa account holders for shopping at thousands of featured merchants in the United States. Uber credits are awarded to the riders’ Uber accounts on qualifying purchases – eliminating the need for coupons or promo codes.

The CyberSource platform enables merchants to accept payments online, in-app or on the mobile web, and in-person. CyberSource’s small business solutions are represented by the Authorize.Net brand in North America. CyberSource provides modular, digital capabilities far beyond the traditional gateway function of connecting merchants to payment processing. Using CyberSource services, merchants of all sizes can improve the way their consumers engage and transact, mitigate fraud and security risk, lower operational costs and adapt to changing business requirements. CyberSource’s global footprint lets merchants accept payments in over 200 countries and territories across the world and includes a broad choice of acquirer and processor partners, payment types and hardware components. Merchants connect to CyberSource directly through APIs or via pre-built integrations to various ecommerce and point-of-sale platforms. Similarly, CyberSource offers the same technology platform to support acquirers as well as comprehensive payment management solutions and support to attract, retain, and grow their merchant base.
Risk Products & Payment Security Initiatives
We continue to develop our suite of risk products and solutions to help financial institution and merchant clients minimize risk and enable secure commerce. 3-D Secure technology is a fraud detection protocol which provides a data connection between digital merchants, payment networks and financial institutions to be able to analyze and share more intelligence information about transactions to boost security and improve the checkout and user experience. The 3-D Secure standard has been updated and will modernize online security, fully embracing the benefit of always-on connectivity across multiple devices. The new standard will enable ten times more data to be exchanged between financial institutions and merchants, allowing our clients to have greater accuracy in identifying both legitimate and fraudulent transactions.
We are also advancing the adoption of biometric authentication as a more secure alternative to passwords, which can be guessed or stolen. To help financial institutions and merchants more quickly adopt emerging biometric authentication solutions, we launched Visa ID Intelligence, a platform that provides a curated selection of leading third-party authentication technologies. Our clients can create, test and adopt new authentication solutions with simple integrations using Visa APIs and software developer’s kits.
Financial data security breaches continue to drive financial institution and merchant losses and can undermine consumer confidence in digital payments. We are investing in more proactive malware and threat identification to help stop fraud and data loss before it occurs. Through our eCommerce Threat Disruption (eTD) capability, we can trace malicious servers and identify compromised merchant websites where skimmer code may have been injected. We have already successfully disrupted criminal servers driving ecommerce merchant compromises. We also conduct testing to identify possible future threats in the context of known vulnerabilities and provide clients with actionable threat intelligence.
We are also providing more robust data-driven insights that help our clients improve their fraud and authorization performance. Visa’s data analytics capabilities and interactive delivery platforms enable our clients to assess their performance relative to peers and test alternate fraud procedures to model possible improvements.
In addition to our new initiatives, we continue to improve existing products and services such as Visa Risk Manager, Visa Advanced Authorization, Visa Mobile Location Confirmation, Visa Consumer Controls and Visa Transaction Advisor, which provide data driven tools to issuers, acquirers and merchants to detect and prevent fraud and improve account holder and transaction authentication, as well as providing account holders the ability to track and manage their payment activity on enrolled accounts.
Beyond our risk products and solutions, we continue to work with the Payment Card Industry Security Standards Council, EMVCo, and other industry standards organizations to develop and support standards for payment data security, EMV Chip payment technology, EMV Payment Tokenization, EMV SRC and EMV 3-D Secure. We also partner with financial institutions, merchants, governments, and law enforcement agencies to help identify fraud and share information about security best practices, threat intelligence, and legal and regulatory developments.

NET OPERATING REVENUES
Our gross revenues consist of service revenues, data processing revenues, international transaction revenues, and other revenues. Net operating revenues are gross revenues reduced by costs incurred under client incentive arrangements. We have one reportable segment, Payment Services.
Revenue Details

COMPETITION
The global payments industry continues to undergo dynamic change. Existing and emerging competitors compete with Visa’s network and payment solutions for consumers and for participation by financial institutions and merchants. Technology and innovation are shifting consumer habits and driving growth opportunities in ecommerce, mobile payments, blockchain technology and digital currencies. These advances are enabling new entrants, many of which depart from traditional network payment models. In certain countries, the evolving regulatory landscape is changing how we compete, creating local networks, or enabling additional processing competition.
We compete against all forms of payment. This includes paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:
Global or Multi-Regional Networks, which typically offer a range of branded, general purpose card payment products that can be used at millions of merchant locations around the world. Examples include MasterCard, American Express, Discover, JCB, and UnionPay. These competitors may be more concentrated in specific geographic regions, such as JCB in Japan and Discover in the United States, or have a leading position in certain countries. For example, UnionPay operates the sole domestic acceptance mark in China and is expanding into other global markets. See Item 1A—Risk Factors—Regulatory Risks—Government-imposed restrictions on international payment systems may prevent us from competing against providers in certain countries, including significant markets such as China, India and Russia. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world. The following chart compares our network with these network competitors for calendar year 2017(1):

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

(3)
MasterCard, American Express, JCB and Discover/Diners Club data sourced from The Nilson Report issue 1130 (April 2018). Includes all consumer and commercial credit, debit and prepaid cards. Some figures are estimates and currency figures are in U.S. dollars. MasterCard excludes Maestro and Cirrus figures. American Express includes figures for third-party issuers. Discover figures consist of U.S. data only and include third-party issuers. JCB figures include third-party issuers and other payment-related products.

Local and regional networks, that operate in many countries, often with the support of government influence or mandate. In some cases, they are owned by financial institutions. These networks typically focus on debit payment products and may have strong local acceptance, and recognizable brands. Examples include STAR, NYCE, and Pulse in the United States, Interac in Canada, EFTPOS in Australia and Mir in Russia.

Alternate Payment Providers, which often have a primary focus of enabling payments through ecommerce and mobile channels, but are expanding or may expand their offerings to the physical point of sale. These companies may process payments using in-house account transfers between parties, electronic funds transfer networks like the Automated Clearing House (ACH), global or local networks like Visa, or some combination of the foregoing. In some cases, these entities are both a partner and a competitor to Visa. Examples of alternate payment providers include PayPal, Alipay, and WeChat. Alipay and WeChat Pay are among the fastest growing mobile payment providers in the world and pose a competitive challenge to Visa and other international networks outside of China.

Other Electronic Payments Networks like the ACH in the United States are often regulated by local governments. Historically focused on interbank transfers, many are adding capabilities that may make them more competitive for retail payments. MasterCard acquired VocaLink Holdings Limited in 2016, which provides faster payments and alternative payments technology that competes with our Visa Direct offering, among other things. We also compete with closed-loop payment systems, emerging payments networks, wire transfers, and electronic benefit transfers.
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
SEASONALITY
We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal 2018 or fiscal 2017 accounted for more than 30% of our operating revenues in those years.
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
Anti-corruption, Anti-money Laundering, Anti-terrorism, and Sanctions. We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act, and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, including the U.S. Bank Secrecy Act. In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the United States. Therefore, we do not permit financial institutions or other entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria, and Crimea), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons, to issue or acquire Visa cards or engage in transactions using our services.
Government-imposed Market Participation and Restrictions. Certain governments, including China, India, Indonesia, Russia, Thailand and Vietnam, have taken actions to advantage domestic payments systems and/or certain issuers, payments networks, or processors, including by imposing regulations that favor domestic providers, impose local ownership requirements on processors, require data localization, or mandate domestic processing be done in that country.

Interchange Rates and Fees. An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) in the United States limits interchange reimbursement rates for certain debit card transactions, the European Union’s (EU) IFR limits interchange rates in Europe (as discussed below) and the Reserve Bank of Australia and the Central Bank of Brazil regulate average permissible levels of interchange.
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
Privacy and Data Protection. Aspects of our operations or business are subject to privacy, data use and data security regulations, which impact the way we use and handle data, operate our products and services, and even impact our ability to offer a product or service. In addition, regulators are proposing new laws or regulations which could require Visa to adopt certain cybersecurity and data handling practices. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States (e.g. California Consumer Privacy Act), Europe, Brazil and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (GDPR) effective in May 2018, create new individual privacy rights and impose increased obligations on companies handling personal data.
Supervisory Oversight of the Payments Industry. Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the United States, for example, the Federal Financial Institutions Examination Council (FFIEC) has supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FFIEC are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa also may be separately examined by the Bureau of Consumer Financial Protection as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries, including Russia, Ukraine, and the United Kingdom (as discussed below), have recognized or designated Visa as a retail payment system under various types of financial stability regulations. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil and Hong Kong.
European Regulations and Supervisory Oversight. Visa Europe continues to be subject to complex and evolving regulation in the European Economic Area. Visa Europe has been designated as a Recognized Payment System in the United Kingdom, bringing it within the scope of the Bank of England’s supervisory powers and subject to various requirements, including on issues such as governance and risk management designed to maintain the stability of the United Kingdom’s financial system. Visa Europe is also subject to the European Central Bank’s oversight, whose main focus is on the functioning of card payments, as well as the security, operational reliability, and business continuity of the schemes and their payment instruments. Furthermore, Visa Europe is regulated by the United Kingdom’s Payment Systems Regulator (PSR), which has wide ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the United Kingdom, and ensuring payments meet account holder needs. The PSR is also the regulator responsible for monitoring Visa Europe’s compliance with the IFR in the United Kingdom. The IFR regulates interchange rates within Europe, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization, and decision-making purposes within the European Union and imposes limitations on network exclusivity and routing. National competent authorities in the EU are responsible for monitoring and enforcing the IFR in their markets.

There are other regulations in the European Union that impact our business, as discussed above, including, privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other recent regulatory changes in Europe such as the second Payment Services Directive (PSD2) require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players. PSD2 also includes strong customer authentication requirements for certain transactions that could impose both operational complexity on Visa and negatively impact consumer payment experiences.
As discussed in Item 1A—Risk Factors—Business Risks—The United Kingdom’s withdrawal from the European Union could harm our business and financial results, Brexit could lead to further legal and regulatory complexity in Europe.
Additional Regulatory Developments. Various regulatory agencies also continue to examine a wide variety of other issues, including mobile payment transactions, tokenization, access rights for non-financial institutions, money transfer, identity theft, account management guidelines, disclosure rules, security, and marketing that could affect our financial institution clients and us. Furthermore, following the passage of PSD2 in Europe, several countries, including Australia, Canada, Hong Kong and Mexico are contemplating granting various types of access rights to third party processors, including access to consumer account data maintained by our financial institution clients, which could have implications for our business as well.
ADDITIONAL INFORMATION
Visa Inc. was incorporated in Delaware in May 2007 and we completed our initial public offering in March 2008. Prior to 2007 when Visa was reorganized, Visa served its member financial institutions through Visa International and regional member-owned associations (e.g., Visa U.S.A. Inc., Visa Canada Corporation). As part of the 2007 reorganization, these associations became a part of Visa Inc. in October 2007, with the exception of Visa Europe Limited, which continued to operate as an association until our acquisition in June 2016.
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
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. See Item 1—Business—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new rules or change existing rules; affect our existing contractual arrangements; increase our compliance costs; require us to make our technology or intellectual property available to third parties, including competitors, in an undesirable manner; and reduce our revenue opportunities. As discussed in more detail below, we may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use or protection, and associated product technology. As a result, the Visa operating rules and our other contractual commitments may differ from country to country or by product offering. Complying with these and other regulations increases our costs and could reduce our revenue opportunities.

If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our product offerings, services, fees, and other important aspects of our business in the various regions where we operate. Our compliance programs and policies are designed to support our compliance with a wide array of regulations and laws, such as anti-money laundering, anti-corruption, competition, privacy and sanctions, and we continually enhance our compliance programs as regulations evolve. However, we cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our global brands and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could negatively impact or reduce the number of Visa products our clients issue, the volume of payments we process, our revenues, our brands, our competitive positioning, our ability to use our intellectual property to differentiate our products and services, the quality and types of products and services we offer, the countries in which our products are used, and the types of consumers and merchants who can obtain or accept our products, all of which could harm our business.
Increased regulation of the global payments industry, including with respect to interchange reimbursement fees, operating rules, risk management protocols and other related practices, could harm our business.
Regulators around the world have been establishing or increasing their authority to regulate certain aspects of the payments industry. See Item 1. Business —Government Regulation for more information. In the United States and many other jurisdictions, we have historically set default interchange reimbursement fees. Even though we generally do not receive any revenue related to interchange reimbursement fees in a payment transaction (in the context of credit and debit transactions, those fees are paid by the acquirers to the issuers; the reverse is true for certain transactions like ATM), interchange reimbursement fees are a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees, whether voluntarily or by mandate, can substantially affect our overall payments volumes and revenues.
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules, and practices. For example, regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. The Dodd-Frank Act also limits issuers’ and our ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. The EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within Europe (30 basis points and 20 basis points, respectively). EU member states have the ability to further reduce these interchange levels within their territories. More recently, countries in Latin America have also adopted interchange caps. For example, in March 2017, Argentina’s central bank passed regulations that cap interchange fees on credit and debit transactions. In March 2018, Brazil adopted interchange caps on debit transactions.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. This may increase the attractiveness of other payments systems, such as our competitors’ closed-loop payments systems with direct connections to both merchants and consumers. We believe some issuers may react to such regulations by charging new or higher fees, or reducing certain benefits to consumers, which make our products less appealing to consumers. Some acquirers may elect to charge higher merchant discount rates regardless of the Visa interchange reimbursement rate, causing merchants not to accept our products or to steer customers to alternate payments systems or forms of payment. In addition, in an effort to reduce the expense of their payment programs, some issuers and acquirers have obtained, and may continue to obtain, incentives from us, including reductions in the fees that we charge, which may directly impact our revenues.
In addition to the regulation of interchange reimbursement fees, a number of regulators impose restrictions on other aspects of our payments business. For example, governments such as in India may use regulation to further drive down merchant discount rates, which could negatively affect the economics of our transactions. Similarly, the Payment System Regulator’s review of the acquiring market in the United Kingdom could lead to additional regulatory pressure on our business. With increased merchant lobbying, we could also begin to see regulatory interest in network fees. Government regulations or pressure may also require us to allow other payments networks to support Visa products or services, or to have the other network’s functionality or brand marks on our products. As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. In addition, the European Union’s requirement to separate scheme and processing adds costs and impacts the execution of our commercial, innovation and product strategies.

We are also subject to central bank oversight in some markets, including, Brazil, Russia, the United Kingdom and within the European Union. This oversight could result in new governance, reporting, licensing, cybersecurity, processing infrastructure, capital, or credit risk management requirements. We could also be required to adopt policies and practices designed to mitigate settlement and liquidity risks, including increased requirements to maintain sufficient levels of capital and financial resources locally, as well as localized risk management or governance. Increased central bank oversight could also lead to new or different criteria for participation in and access to our payments system, including allowing non-traditional financial technology companies to act as issuers or acquirers. Additionally, regulators in other jurisdictions are considering or adopting approaches based on similar regulatory principles.
As we develop new product and service offerings to support our clients, the potential scope of regulatory obligations and scrutiny could also increase. For instance, new products and capabilities, including tokenization, and mobile and push payments, could bring increased licensing or authorization requirements in the countries where the product or capability is offered.
Finally, regulators around the world increasingly take note of each other’s approaches to regulating the payments industry. Consequently, a development in one jurisdiction may influence regulatory approaches in another. The risks created by a new law or regulation in one jurisdiction have the potential to be replicated and to negatively affect our business in another jurisdiction or in other product offerings. Similarly, new regulations involving one product offering may prompt regulators to extend the regulations to other product offerings. For example, credit payments could become subject to similar regulation as debit payments. The Reserve Bank of Australia initially capped credit interchange, but subsequently capped debit interchange as well.
Government-imposed restrictions on international payment systems may prevent us from competing against providers in certain countries, including significant markets such as China, India and Russia.
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
In Russia, legislation effectively prevents us from processing domestic transactions. The central bank controlled national payment card system (NSPK) is the only entity allowed to process domestically. In China, UnionPay remains the sole processor of domestic payment card transactions and operates the sole domestic acceptance mark. Although we have filed an application with the People’s Bank of China (PBOC) to operate a Bank Card Clearing Institution (BCCI) in China, the timing and the procedural steps remain uncertain. The approval process might require several years, and there is no guarantee that the license to operate a BCCI will be approved or, if we obtain such license, that we will be able to successfully compete with domestic payments networks.
Recent regulatory initiatives in India also suggest growing nationalistic priorities, including a recent data localization mandate passed by the government, which has cost implications for us and could affect our ability to effectively compete with domestic payment providers. Furthermore, regional groups of countries, such as the Gulf Cooperation Countries in the Middle East and a number of countries in Southeast Asia, are considering, or may consider, efforts to restrict our participation in the processing of regional transactions. The African Development Bank has also indicated an interest in supporting national payment systems in its efforts to expand financial inclusion and strengthen regional financial stability. Geopolitical events, including sanctions, trade tensions or other types of activities could potentially intensify this activity, which could adversely affect our business.
Due to our inability to manage the end-to-end processing of transactions for cards in certain countries (e.g., Russia and Thailand), we depend on our close working relationships with our clients or third-party processors to ensure transactions involving our products are processed effectively. Our ability to do so may be adversely affected by regulatory requirements and policies pertaining to transaction routing or on-shore processing.

Co-badging and co-residency regulations may pose additional challenges in markets where Visa competes with national networks for issuance and routing. For example, in China, certain banks have issued dual-branded cards for which domestic transactions in China are processed by UnionPay and transactions outside of China are processed by us or other international payments networks. The PBOC is contemplating that dual-branded cards could be phased out over time as new licenses are issued to international companies to participate in China’s domestic payments market. Accordingly, we have been working with Chinese issuers to issue Visa-only branded cards for international travel, and later for domestic transactions after we obtain a BCCI license. However, notwithstanding such efforts, the phase out of dual-branded cards may decrease our payment volumes and impact the revenue we generate in China.
Mir and UnionPay have grown rapidly in Russia and China, respectively, and are actively pursuing international expansion plans, which could potentially lead to regulatory pressures on our international routing rule (which requires that international transactions on Visa cards be routed over VisaNet). Furthermore, although regulatory barriers shield Mir and UnionPay from competition in Russia and China, respectively, alternate payment providers such as Alipay and WeChat Pay have rapidly expanded into ecommerce, offline, and cross-border payments, which could make it difficult for us to compete even if our license is approved in China. Last year, with strong backing from China’s government, a new digital transaction routing system known as Netlink was established. The PBOC allowed Alipay and other digital payment providers to invest in Netlink. It and other such systems could have a competitive advantage in comparison with other international payments networks.
In general, national laws that protect domestic providers or processing may increase our costs; decrease our payments volumes and impact the revenue we generate in those countries; decrease the number of Visa products issued or processed; impede us from utilizing our global processing capabilities and controlling the quality of the services supporting our brands; restrict our activities; limit our growth and the ability to introduce new products, services and innovations; force us to leave countries or prevent us from entering new markets; and create new competitors, all of which could harm our business.
Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims, or fines against us.
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the GDPR extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data. Although we have an extensive data privacy program that addresses the GDPR requirements, our ongoing efforts to comply with GDPR and other privacy and data protection laws (such as the new California Consumer Privacy Act effective as of January 2020 and the Brazilian General Data Protection Law effective as of February 2020) may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. In addition, earlier this year, India adopted a data localization law that requires all payment system operators to store domestic transaction data only in India. Such data localization requirements have cost implications for us, impact our ability to utilize the efficiencies and value of our global network, and could affect our strategy. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

We may be subject to tax examinations or disputes, or changes in tax laws.
We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may limit their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service, the UK’s HM Revenue & Customs as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could harm our cash flow and financial position. In addition, changes in existing laws, such as future regulatory guidance on the U.S. Tax Cuts and Jobs Act, tax law changes in the United States or foreign jurisdictions, or those resulting from the Base Erosion and Profit Shifting project being conducted by the Organization for Economic Cooperation and Development, may also materially affect our effective tax rate. A substantial increase in our tax payments could have a material, adverse effect on our financial results. See also Note 16—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations, despite certain protections that are in place.
We are involved in numerous litigation matters, investigations, and proceedings asserted by civil litigants, governments, and enforcement bodies alleging, among other things, violations of competition and antitrust law, consumer protection law, and intellectual property law (these are referred to as “actions” in this section). Details of the most significant actions we face are described more fully in Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. These actions are inherently uncertain, expensive, and disruptive to our operations. In the event we are found liable in any material action, particularly in a large class action lawsuit, such as one involving an antitrust claim entitling the plaintiff to treble damages, or we incur liability arising from a government investigation, we may be required to pay significant awards, settlements, or fines. In addition, settlement terms, judgments, or pressures resulting from actions may harm our business by requiring us to modify, among other things, the default interchange reimbursement rates we set, the Visa operating rules or the way in which we enforce those rules, our fees or pricing, or the way we do business. The outcome of these actions may also influence regulators, investigators, governments, or civil litigants in the same or other jurisdictions, which may lead to additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation brought against them, even if Visa is not a defendant.
For certain actions like those that are U.S. covered litigation or VE territory covered litigation, as described in Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report, we have certain financial protections pursuant to the respective retrospective responsibility plans. The two retrospective responsibility plans are different in the protections they provide and the mechanisms by which we are protected. The failure of one or both of the retrospective responsibility plans to adequately insulate us from the impact of such settlements, judgments, losses, or liabilities could materially harm our financial condition or cash flows, or even cause us to become insolvent.
Business Risks
We face intense competition in our industry.
The global payments space is intensely competitive. As technology evolves, new competitors or methods of payment emerge, and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic funds, virtual currency payments, global or multi-regional networks, other domestic and closed-loop payments systems, and alternate payment providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, emerging payment providers, and other digital and technology companies that have developed payments systems enabled through online activity in ecommerce and mobile channels.

Our competitors may develop substantially better technology, have more widely adopted delivery channels or have greater financial resources. They may offer more effective, innovative or a wider range of programs, products, and services. They may use more effective advertising and marketing strategies that result in broader brand recognition, and greater issuance and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements. Moreover, even if we successfully adapt to technological change and the proliferation of alternative types of payment services by developing and offering our own services in these areas, such services may provide less favorable financial terms for us than we currently receive from VisaNet transactions, which could hurt our financial results and prospects.
Certain of our competitors operate with different business models, have different cost structures, or participate in different market segments. Those business models may ultimately prove more successful or more adaptable to regulatory, technological, and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit, or otherwise hinder our ability to compete for transactions within certain countries and regions. Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternate payments systems like Alipay and WeChat Pay, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the Dodd-Frank Act or the U.S. Federal Reserve’s Faster Payments initiatives may provide them with increased opportunities to derive competitive advantages from these business models. Similarly, regulation in Europe under PSD2 and the IFR may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on potential competitors. We also run the risk of disintermediation due to factors such as emerging technologies, including mobile payments, alternate payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing transactions. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
We expect the competitive landscape to continue to shift and evolve. For example:

•
competitors, clients and others are developing alternate payment networks or products, such as mobile payment services, ecommerce payment services, P2P payment services, faster payment initiatives and payment services that permit ACH or direct debits from consumer checking accounts, that could reduce our role or otherwise disintermediate us from the transaction processing or the value-added services we provide to support such processing. Examples include initiatives from The Clearing House, an association comprised of large financial institutions that is developing its own faster payments system, and Early Warning Services, which operates Zelle, a bank-offered alternative network that provides another platform for faster funds or real-time payments across a variety of payment types, including P2P, corporate and government disbursement, bill pay and deposit check transactions;

•
similarly, multiple countries are developing or promoting real-time payment systems or mandating local networks with clients that also present a risk of disintermediation to our business and some regions, such as Southeast Asia, under the auspices of the Association of Southeast Asian Nations (ASEAN), are looking into cross-border connectivity of such systems;

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

•
participants in the payments industry may merge, form joint ventures or enable or enter into other business combinations that strengthen their existing business propositions or create new, competing payment services; and

•
new or revised industry standards related to the EMV Secure Remote Commerce, cloud-based payments, tokenization or other payments-related technologies set by organizations such as the International Organization for Standardization, American National Standards Institute, World Wide Web Consortium, European Card Standards Group and EMVCo may result in additional costs and expenses for Visa and its clients, or otherwise negatively impact the functionality and competitiveness of our products and services.

As the competitive landscape is quickly evolving, we may not be able to foresee or respond sufficiently to emerging risks associated with new businesses, products, services and practices. We may be asked to adjust our local rules and practices, develop or customize certain aspects of our payment services, or agree to business arrangements that may be less protective of Visa’s proprietary technology and interests in order to compete and we may face increasing operational costs and risk of litigation concerning intellectual property. Our failure to compete effectively in light of any such developments could harm our business and prospects for future growth.
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
In addition, we face intense competitive pressure on the prices we charge our financial institution clients. In order to stay competitive, we may need to adjust our pricing or offer incentives to our clients to increase payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. In addition, we offer incentives to certain merchants or acquirers to win routing preference in situations where other network functionality is enabled on our products and there is a choice of network routing options. Market pressures on pricing, incentives, fee discounts, and rebates could moderate our growth. If we are not able to implement cost containment and productivity initiatives in other areas of our business or increase our volumes in other ways to offset or absorb the financial impact of these incentives, fee discounts, and rebates, it may harm our net revenues and profits.
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
Merchants’ and processors’ continued push to lower acceptance costs and challenge industry practices could harm our business.
We rely in part on merchants and their relationships with our clients to maintain and expand the acceptance of Visa products. Certain large retail merchants have been exercising their influence in the global payments system in certain jurisdictions, such as the United States, Canada and Europe, to attempt to lower their acceptance costs by lobbying for new legislation, seeking regulatory enforcement, filing lawsuits and in some cases, refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses and issuers may decrease their issuance of our products. For example, in the United States, certain stakeholders have raised concerns regarding how payment security standards and rules may impact the cost of payment card acceptance. In addition to ongoing litigation related to the U.S. migration to EMV-capable cards and point-of-sale terminals, U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process and some policymakers have concerns about the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in the development of payment card standards. Additionally, some merchants and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers’ usage of our products, lead to regulatory enforcement and/or litigation, increase our compliance and litigation expenses, and harm our business.

We depend on relationships with financial institutions, acquirers, processors, merchants, and other third parties.
As noted above, our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For instance, we depend significantly on relationships with our financial institution clients and on their relationships with account holders and merchants to support our programs and services, and thereby compete effectively in the marketplace. We engage in discussions with merchants, acquirers, and processors to provide incentives to promote routing preference and acceptance growth. We also engage in many payment card co-branding efforts with merchants, who receive incentives from us. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships. In addition, we depend on our clients and third parties, including vendors and suppliers, to process transactions properly, provide various services associated with our payments network on our behalf, and otherwise adhere to our operating rules. To the extent that such parties fail to perform or deliver adequate services, it may result in negative experiences for account holders or others when using their Visa-branded payment products, which could harm our business and reputation.
Our business could be harmed if we are not able to maintain and enhance our brand, if events occur that have the potential to damage our brand or reputation, or if we experience brand disintermediation.
Our brand is globally recognized and is a key asset of our business. We believe that our clients and account holders associate our brand with acceptance, security, convenience, speed, and reliability. Our success depends in large part on our ability to maintain the value of our brand and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The popularity of products that we have developed in partnership with technology companies and financial institutions may have the potential to cause consumer confusion or brand disintermediation at the point-of-sale and decrease the value of our brand. Our brand reputation may be negatively impacted by a number of factors, including clearing and settlement service disruptions; data security breaches; compliance failures by Visa, including our employees, agents, clients, partners or suppliers; negative perception of our industry, the industries of our clients or Visa-accepting merchants; ill-perceived actions by clients or other third parties, such as sponsorship or co-brand partners; and fraudulent, risky, controversial or illegal activities using our payment products. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, account holders, and the public, as well as impact our business.
Global economic, political, market, and social events or conditions may harm our business.
Our revenues are dependent on the volume and number of payment transactions made by consumers, governments, and businesses whose spending patterns may be affected by prevailing economic conditions. In addition, more than half of our operating revenues are earned outside the United States. International cross-border transaction revenues represent a significant part of our revenue and are an important part of our growth strategy. Therefore, adverse macroeconomic conditions, including recessions, inflation, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, or slowdown of global trade could decrease consumer and corporate confidence and reduce consumer, government, and corporate spending which have a direct impact on our revenues. In addition, outbreaks of illnesses, pandemics, or other local or global health issues, political uncertainties, international hostilities, armed conflict, or unrest, and natural disasters could impact our operations, our clients, our activities in a particular location, and cross-border travel and spend. Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions could limit the expansion of our business in those regions. The current trade environment reduces the likelihood of having our Bank Card Clearing Institution application in China approved. In addition, any decline in cross-border travel and spend could impact the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenues.
A decline in economic conditions could impact our clients as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, which ultimately impact our revenues. They may also implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced, value-added services from us.

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
We indemnify issuers and acquirers for settlement losses they may suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa operating rules. In certain instances, we may indemnify issuers or acquirers even in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the timing difference between the date of a payment transaction and the date of subsequent settlement. Our indemnification exposure is generally limited to the amount of unsettled Visa payment transactions at any point in time and any subsequent amounts that may fall due relating to adjustments for previously processed transactions. Concurrent settlement failures involving more than one of our largest clients, several of our smaller clients, or systemic operational failures could negatively impact our financial position. Even if we have sufficient liquidity to cover a settlement failure, we may be unable to recover the amount of such payment. This could expose us to significant losses and harm our business. See Note 8—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
The United Kingdom’s withdrawal from the European Union could harm our business and financial results.
In June 2016, voters in the United Kingdom approved the withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”). In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. Uncertainty over the terms of the United Kingdom’s departure from the European Union could cause political and economic uncertainty in the United Kingdom and the rest of Europe, which could harm our business and financial results.
Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and European Union. We, as well as our clients who have significant operations in the United Kingdom, may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the European Union and as a result, our Visa operating rules and contractual commitments in the United Kingdom and the rest of the European Union may be impacted. In addition, we may need to apply for regulatory authorization and permission in separate EU member states following Brexit. These factors may impact our ability to operate and process data in the European Union and United Kingdom seamlessly. This and other Brexit-related issues may require changes to our legal entity structure in the United Kingdom and the European Union. Any of these effects of Brexit, among others, could harm our business and financial results.
Technology and Cybersecurity Risks
Failure to anticipate, adapt to or keep pace with new technologies in the payments industry could harm our business and impact future growth.
The global payments industry is undergoing significant and rapid technological change, including mobile and other proximity payment technologies, ecommerce, tokenization, cryptocurrencies, and new authentication technologies such as biometrics, distributed ledger and blockchain technologies. As a result, we expect new services and technologies to continue to emerge and evolve. In addition to our own initiatives and innovations, we work closely with third parties, including potential competitors, for the development of and access to new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. Moreover, some of the new technologies could be subject to intellectual property-related lawsuits or claims, potentially impacting our development efforts and/or requiring us to obtain licenses. If we or our partners fail to adapt and keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, harm our business and impact our future growth.

A disruption, failure or breach of our networks or systems, including as a result of cyber-attacks, could harm our business.
Our cybersecurity and processing systems, as well as those of financial institutions, merchants, and third-party service providers, may experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. For instance, on June 1, 2018, our European authorization systems suffered a partial service disruption that prevented many cardholders from using Visa’s European systems for payments for several hours that day. Although that service disruption was caused by a switch malfunction, rather than a cyber-attack, and was limited to the European authorization system, which has since been decommissioned with the processing migration to our global platform, the fact remains that our systems are highly technical and complex and are not immune from errors and vulnerabilities.
Furthermore, our visibility and role in the global payments industry may also put our company at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. We may also be impacted by attacks and data security breaches of financial institutions, merchants, or third-party processors. We are aware of instances where nation states have sponsored attacks against some of our financial institution clients, and other instances where merchants have encountered substantial data security breaches affecting their customers, some of whom were Visa account holders. Although these attacks and breaches have not had a direct, material impact on us, we believe these incidents are likely to continue and we are unable to predict the direct or indirect impact of future attacks or breaches to our business.
Numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes, particularly on our internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. The security measures and procedures we, our financial institution and merchant clients, other merchants and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data security breaches, cyber-attacks, or system failures. In some cases, the mitigation efforts may be dependent on third parties who may not deliver to the required contractual standards or whose hardware, software or network services may be subject to error, defect, delay, or outage. Although we devote significant resources to our cybersecurity and supplier risk management programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.
These events could significantly disrupt our operations; impact our clients and consumers; damage our reputation and brand; result in litigation, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties; result in damages or changes to our business practices; decrease the overall use and acceptance of our products; decrease our volume, revenues and future growth prospects; and be costly, time consuming and difficult to remedy. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets, and data through our business continuity program. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise.
Structural and Organizational Risks
We may not achieve the anticipated benefits of our acquisitions or strategic investments, and may face risks and uncertainties as a result.
As part of our overall business strategy, we may make acquisitions and strategic investments. We may not achieve the anticipated benefits of our current and future acquisitions and strategic investments and they may involve significant risks and uncertainties, including:

•	disruption to our ongoing business, including diversion of resources and management’s attention from our existing business

•	greater than expected investment of resources or operating expenses

•	failure to develop the acquired business adequately

•	difficulty, expense or failure of implementing controls, procedures, and policies at the acquired company

•	challenges of integrating new employees, business cultures, business systems, and technologies

•	failure to retain employees, clients, or partners of the acquired business

•
in the case of foreign acquisitions, risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with operating in new regions or countries. For more information on regulatory risks, please see Item 1—Business—Government Regulations and Item 1A—Risk Factors—Regulatory Risks above

•	discovery of unidentified issues after the acquisition or investment was made

•	failure to mitigate the liabilities of the acquired business

•	dilutive issuance of equity securities, if new securities are issued

•	the incurrence of debt

•	negative impact on our financial position and/or statement of operations

•	anticipated benefits, synergies, or value of the investment or acquisition not materializing
We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.
The talents and efforts of our employees, particularly our key management, are vital to our success. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Ongoing changes in laws and policies regarding immigration and work authorizations have made it more difficult for employees to work in, or transfer among, jurisdictions in which we have operations and could continue to impair our ability to attract and retain qualified employees. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, to develop and implement an adequate succession plan for the management team, or to maintain a corporate culture that fosters integrity, innovation, and collaboration could disrupt our operations and adversely affect our business and our future success.
The conversions of our class B and class C common stock or series B and series C preferred stock into shares of class A common stock would result in voting dilution to, and could impact the market price of, our existing class A common stock.
The market price of our class A common stock could fall as a result of many factors. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. Our series B and series C preferred stock will become convertible into class A common stock in stages based on developments in current and potential litigation and will become fully convertible no later than 2028 (subject to a holdback to cover any pending claims). Conversion of our class B and class C common stock into class A common stock, or our series B and series C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which could adversely affect the market price of our existing class A common stock and would dilute the voting power of existing class A common stockholders.
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
Provisions contained in our certificate of incorporation and bylaws and our capital structure could delay or prevent a merger, takeover attempt, or change in control that our stockholders may consider favorable. For example, except for limited exceptions:

•
no person may beneficially own more than 15% of our class A common stock (or 15% of our total outstanding common stock on an as-converted basis), unless our board of directors approves the acquisition of such shares in advance

•	no competitor or an affiliate of a competitor may hold more than 5% of our total outstanding common stock on an as-converted basis

•	the affirmative votes of the class B and C common stock and series B and series C preferred stock are required for certain types of consolidations or mergers

•	our stockholders may only take action during a stockholders’ meeting and may not act by written consent

•	only the board of directors, Chairman, or CEO may call a special meeting of stockholders

ITEM 1B.	Unresolved Staff Comments
Not applicable.

ITEM 2.	Properties
At September 30, 2018, we owned or leased 115 offices in 72 countries around the world. Our corporate headquarters are located in owned and leased premises in the San Francisco Bay Area.
In addition, we owned or leased a total of four global processing centers located in the United States, Singapore and the United Kingdom.
We believe that these facilities are suitable and adequate to support our ongoing business needs.

ITEM 3.	Legal Proceedings
Refer to Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At November 9, 2018, we had 362 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by banks and brokers. There is currently no established public trading market for our class B or C common stock. There were 1,537 and 559 holders of record of our class B and C common stock, respectively, as of November 9, 2018.
On October 16, 2018, our board of directors declared a quarterly cash dividend of $0.25 per share of class A common stock (determined in the case of class B and C common stock and series B and C preferred stock on an as-converted basis) payable on December 4, 2018, to holders of record as of November 16, 2018 of our common and preferred stock.
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
Issuer Purchases of Equity Securities
The table below sets forth our purchases of common stock during the quarter ended September 30, 2018.

Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs (2),(3)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (2),(3)
July 1-31, 2018	2,767,789	$138.90	2,762,543	$5,406,314,588
August 1-31, 2018	4,898,688	$141.55	4,898,688	$4,712,814,749
September 1-30, 2018	3,869,153	$147.30	3,869,153	$4,142,815,994
Total	11,535,630	$142.84	11,530,384

(1)
Includes 5,246 shares of class A common stock withheld at an average price of $140.71 per share (per the terms of grants under our 2007 Equity Incentive Compensation Plan) to offset tax withholding obligations that occur upon vesting and release of restricted shares.

(2)
The figures in the table reflect transactions according to the trade dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

(3)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2018, our board of directors authorized a share repurchase program for $7.5 billion. This authorization has no expiration date. All share repurchase programs authorized prior to January 2018 have been completed.

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2018, for the Visa 2007 Equity Incentive Compensation Plan (the “EIP”) and the Visa Inc. Employee Stock Purchase Plan (the “ESPP”), which were approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders. For a description of the awards issued under the EIP and the ESPP, see Note 13—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Plan Category	(a) Number Of Shares Of Class A Common Stock Issuable Upon Exercise Of Outstanding Options And Rights		Weighted-Average Exercise Price Of Outstanding Options		Number Of Shares Of Class A Common Stock Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by stockholders	12,401,143	(1)	$75.30	(2)	162,313,945	(3)

(1)
The maximum number of shares issuable as of September 30, 2018 consisted of 5,788,840 outstanding options, 5,204,454 outstanding restricted stock units and 999,416 outstanding performance shares under the EIP and 408,433 purchase rights outstanding under the ESPP.

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

(3)	As of September 30, 2018, 145 million shares and 17 million shares remain available for issuance under the EIP and the ESPP, respectively.

ITEM 6.	Selected Financial Data
The following tables present selected Visa Inc. financial data for the past five fiscal years. The data below should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this report.
Selected Financial Data

	Fiscal Year Ended September 30,
Statement of Operations Data:	2018(1)		2017(1)		2016(1)		2015	2014
	(in millions, except per share data)
Operating revenues	$20,609		$18,358		$15,082		$13,880	$12,702
Operating expenses	$7,655		$6,214		$7,199	(2)	$4,816	$5,005
Operating income	$12,954		$12,144		$7,883		$9,064	$7,697
Net income	$10,301	(3)	$6,699	(4)	$5,991		$6,328	$5,438
Basic earnings per share—class A common stock(5)	$4.43		$2.80		$2.49		$2.58	$2.16
Diluted earnings per share—class A common stock(5)	$4.42		$2.80		$2.48		$2.58	$2.16

	At September 30,
Balance Sheet Data:	2018(1)		2017(1)		2016(1)		2015	2014
	(in millions, except per share data)
Total assets	$69,225		$67,977		$64,035		$39,367	$37,543
Accrued litigation	$1,434	(6)	$982		$981		$1,024	$1,456	(6)
Long-term debt	$16,630		$16,618	(7)	$15,882	(7)	$—	$—
Total equity	$34,006		$32,760		$32,912		$29,842	$27,413
Dividend declared and paid per common share(5)	$0.825		$0.660		$0.560		$0.480	$0.400

(1)	Our results of operations and the financial position beginning with the last quarter of fiscal 2016 include Visa Europe’s financial results.

(2)
During fiscal 2016, upon consummation of the Visa Europe acquisition, we recorded a non-recurring loss of $1.9 billion, before tax, in operating expense resulting from the effective settlement of the Framework Agreement between us and Visa Europe.

(3)
During fiscal 2018, as a result of the U.S. tax reform legislation, our net income reflected a lower statutory tax rate, a non-recurring, non-cash income tax benefit of approximately $1.1 billion from the remeasurement of our deferred tax liabilities, and a one-time transition tax of approximately $1.1 billion.

(4)
During fiscal 2017, in connection with our legal entity reorganization, we eliminated deferred tax balances originally recognized upon the acquisition of Visa Europe, resulting in the recognition of a non-recurring, non-cash income tax provision of $1.5 billion.

(5)	The per share amounts for the prior periods presented have been retroactively adjusted to reflect the four-for-one stock split effected in the second quarter of fiscal 2015.

(6)
During fiscal 2014, the court entered the final judgment order approving the settlement with the class plaintiffs in the interchange multidistrict litigation proceedings. Certain merchants in the settlement classes objected to the settlement and filed opt-out claims. Takedown payments of approximately $1.1 billion related to the opt-out merchants were received and deposited into the U.S. litigation escrow account, and a related increase in accrued litigation to address the opt-out claims were recorded in the second quarter of fiscal 2014. During fiscal 2018, pursuant to an amended settlement agreement that superseded the 2012 Settlement Agreement, we recorded an additional accrual of $600 million. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(7)
During fiscal 2017 and fiscal 2016, we issued fixed-rate senior notes in an aggregate principal amount of $2.5 billion and $16.0 billion, respectively. See Note 6—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “us,” “our” and the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.
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
U.S. Tax Reform Legislation. On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate. As a result of the reduction in the federal corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date and the remeasurement resulted in a one-time, non-cash tax benefit of $1.1 billion and was recorded in the year ended September 30, 2018. In transitioning to the new territorial system, the Tax Act requires us to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. This tax, referred to as the “transition tax”, was estimated to be $1.1 billion and was recorded in the year ended September 30, 2018. See Note 16—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.
Financial overview. Our financial results for fiscal 2018, 2017 and 2016 include the impact of several significant one-time items. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share are shown in the table below.

	For the Years Ended September 30,			% Change(1)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions, except percentages)
Net income, as reported	$10,301	$6,699	$5,991	54%	12%
Diluted earnings per share, as reported	$4.42	$2.80	$2.48	58%	13%

Net income, as adjusted(2)	$10,729	$8,335	$6,862	29%	21%
Diluted earnings per share, as adjusted(2)	$4.61	$3.48	$2.84	32%	22%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Adjusted net income and adjusted diluted earnings per share in fiscal 2018, 2017 and 2016 exclude the impact of certain significant items that we believe are not indicative of our operating performance, as they were either non-recurring or had no cash impact. For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.

Highlights for fiscal 2018. Our business is affected by overall economic conditions and consumer spending. Our business performance during fiscal 2018 reflects solid global consumer spending growth, supported by favorable U.S. economic conditions and tempered by volatility in some emerging markets. We recorded net operating revenues of $20.6 billion for fiscal 2018, an increase of 12% over the prior year, primarily reflecting continued growth in processed transactions, nominal payments volume and nominal cross-border volume. The effect of exchange rate movements, as partially mitigated by our hedging program, resulted in an approximately one percentage point positive impact to our net operating revenue growth.
Total operating expenses for fiscal 2018 were $7.7 billion, compared to $6.2 billion in fiscal 2017. The increase over the prior year was primarily driven by a higher litigation provision and continued investments to support our business growth.

Adjusted financial results. Our financial results for fiscal 2018, 2017 and 2016 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in the prior or future years, as they were either non-recurring or had no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented.

•	Charitable contributions

▪
During fiscal 2018, we donated available-for-sale investment securities to the Visa Foundation and recognized a non-cash general and administrative expense of $195 million, before tax, and recorded $193 million of realized gain on the donation of these investments as non-operating income. Net of the related cash tax benefit of $51 million, determined by applying applicable tax rates, adjusted net income decreased by $49 million.

▪
During fiscal 2017, associated with our legal entity reorganization, we recognized a non-cash general and administrative expense of $192 million, before tax, related to the charitable donation of Visa Inc. shares that were acquired as part of the Visa Europe acquisition and held as treasury stock. Net of the related cash tax benefit of $71 million, determined by applying applicable tax rates, adjusted net income increased by $121 million.

•
Litigation provision. During fiscal 2018, we recorded a litigation provision of $600 million and related tax benefits of $137 million associated with the interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a reduction to the conversion rate of our class B common stock to shares of class A common stock.

•
Remeasurement of deferred tax balances. During fiscal 2018, in connection with the Tax Act’s reduction of the corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax benefit of $1.1 billion.

•
Transition tax on foreign earnings. During fiscal 2018, in connection with the Tax Act’s requirement that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income, we recorded a one-time transition tax estimated to be approximately $1.1 billion.

•
Elimination of deferred tax balances. During fiscal 2017, in connection with our legal entity reorganization, we eliminated deferred tax balances originally recognized upon the acquisition of Visa Europe, resulting in the recognition of a non-recurring, non-cash income tax provision of $1.5 billion.

•
Severance cost. During fiscal 2016, we recorded a $110 million charge for severance costs related to personnel reductions, including planned reductions at Visa Europe. Although we routinely record severance expenses, these charges are larger than any past quarterly accrual due to the acquisition and integration of Visa Europe. Net of related tax benefit of $38 million, determined by applying applicable tax rates, the adjustment to net income was an increase of $72 million.

•
Remeasurement of deferred tax liability. During fiscal 2016, we recorded a non-cash, non-recurring $88 million gain upon the remeasurement of a deferred tax liability, recorded upon the acquisition of Visa Europe, to reflect a tax rate change in the United Kingdom.

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

•
Visa Europe Framework Agreement loss. During fiscal 2016, upon consummation of the Visa Europe transaction, we recorded a non-recurring loss of $1.9 billion, before tax, in operating expense resulting from the effective settlement of the Framework Agreement between us and Visa Europe. Net of related tax benefit of $693 million, determined by applying applicable federal and state tax rates, the adjustment to net income was an increase of $1.2 billion.

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

•
Revaluation of Visa Europe put option. During fiscal 2016, we recorded a decrease of $255 million in the fair value of the Visa Europe put option, resulting in the recognition of non-cash income in other non-operating income. This amount is not subject to income tax and therefore has no impact on our reported income tax provision.

Adjusted operating expenses, operating margin, non-operating income (expense), income tax provision, net income and diluted earnings per share are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP to the respective non-GAAP adjusted financial measures for fiscal 2018, 2017 and 2016:

	Year ended September 30, 2018
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(2)
As reported	$7,655	63%	$(148)	$2,505	$10,301	$4.42
Charitable contribution	(195)	1%	(193)	51	(49)	(0.02)
Litigation provision	(600)	3%	—	137	463	0.20
Remeasurement of deferred tax balances	—	—%	—	1,133	(1,133)	(0.49)
Transition tax on foreign earnings	—	—%	—	(1,147)	1,147	0.49
As adjusted	$6,860	67%	$(341)	$2,679	$10,729	$4.61

	Year ended September 30, 2017
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(2)
As reported	$6,214	66%	$(450)	$4,995	$6,699	$2.80
Charitable contribution	(192)	1%	—	71	121	0.05
Elimination of deferred tax balances	—	—%	—	(1,515)	1,515	0.63
As adjusted	$6,022	67%	$(450)	$3,551	$8,335	$3.48

(1)	Operating margin is calculated as operating income divided by net operating revenues.

(2)	Figures in the table may not recalculate exactly due to rounding. Operating margin, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

	Year ended September 30, 2016
(in millions, except percentages and per share data)	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Tax Provision	Net Income	Diluted Earnings Per Share(2)
As reported	$7,199	52%	$129	$2,021	$5,991	$2.48
Severance cost	(110)	1%	—	38	72	0.03
Remeasurement of deferred tax liability	—	—%	—	88	(88)	(0.04)
Acquisition-related costs	(152)	1%	—	56	96	0.04
Visa Europe Framework Agreement loss	(1,877)	12%	—	693	1,184	0.49
Net gains on currency forward contracts	—	—%	(74)	(27)	(47)	(0.02)
Foreign exchange gain on euro deposits	—	—%	(145)	(54)	(91)	(0.04)
Revaluation of Visa Europe put option	—	—%	(255)	—	(255)	(0.11)
As adjusted	$5,060	66%	$(345)	$2,815	$6,862	$2.84

(1)	Operating margin is calculated as operating income divided by net operating revenues.

(2)	Figures in the table may not recalculate exactly due to rounding. Operating margin, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Interchange multidistrict litigation. During fiscal 2018, we recorded an additional accrual of $600 million to address claims associated with the interchange multidistrict litigation, resulting in an accrued litigation balance related to U.S. covered litigation of $1.4 billion at September 30, 2018. We also deposited $600 million of operating cash into the U.S. litigation escrow account. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.
Reduction in as-converted shares. During fiscal 2018, total as-converted class A common stock was reduced by 63 million shares at an average price of $124.29 per share. Of the 63 million shares, 58 million were repurchased in the open market using $7.2 billion of operating cash on hand. Additionally, in June 2018, we deposited $600 million of operating cash into the litigation escrow account previously established under the U.S. retrospective responsibility plan. Also, we recovered $56 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan during fiscal 2018. The deposit and recovery have the same economic effect on earnings per share as repurchasing our class A common stock, because they reduce the class B common stock conversion rate and the UK&I and Europe preferred stock conversion rates and consequently, reduce the as-converted class A common stock share count. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 11—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.
In January 2018, our board of directors authorized an additional $7.5 billion share repurchase program. As of September 30, 2018, the program had remaining authorized funds of $4.2 billion for share repurchase. All share repurchase programs authorized prior to January 2018 have been completed. See Note 11—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

Nominal payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume over the prior year posted low double-digit growth in the United States, driven mainly by consumer credit and debit. Nominal international payments volume growth was positively impacted by the strengthening of the U.S. dollar and the ongoing worldwide shift to electronic payments. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate was 11% for the 12 months ended June 30, 2018. Growth on a constant-dollar basis was not significantly different from the nominal-dollar basis growth rate for the 12 months ended June 30, 2017(1). Growth in processed transactions for fiscal 2017 reflects the inclusion of Visa Europe’s processed transactions for the full year compared to three months in fiscal 2016.
The following tables(2) present nominal payments and cash volume:

	United States			International(7)			Visa Inc.(7)
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,441	$1,309	10%	$2,443	$2,177	12%	$3,885	$3,486	11%
Consumer debit(3)	1,496	1,373	9%	1,757	1,491	18%	3,253	2,864	14%
Commercial(4)	562	506	11%	363	306	19%	925	812	14%
Total nominal payments volume	$3,499	$3,188	10%	$4,562	$3,974	15%	$8,063	$7,162	13%
Cash volume	562	544	3%	2,435	2,348	4%	2,997	2,892	4%
Total nominal volume(6)	$4,061	$3,732	9%	$6,998	$6,322	11%	$11,060	$10,054	10%

	United States			International(7)			Visa Inc.(7)
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,309	$1,079	21%	$2,177	$1,720	27%	$3,486	$2,799	25%
Consumer debit(3)	1,373	1,320	4%	1,491	454	229%	2,864	1,774	61%
Commercial(4)	506	450	12%	306	148	107%	812	598	36%
Total nominal payments volume(5)	$3,188	$2,850	12%	$3,974	$2,321	71%	$7,162	$5,171	39%
Cash volume	544	520	5%	2,348	1,775	32%	2,892	2,294	26%
Total nominal volume(5),(6)	$3,732	$3,369	11%	$6,322	$4,096	54%	$10,054	$7,465	35%
The following table presents nominal and constant payments and cash volume growth.(2)

	International(7)				Visa Inc.(7)
	12 months ended June 30, 2018 vs 2017(1)		12 months ended June 30, 2017 vs 2016(1)		12 months ended June 30, 2018 vs 2017(1)		12 months ended June 30, 2017 vs 2016(1)
	Nominal	Constant(8)	Nominal	Constant(8)	Nominal	Constant(8)	Nominal	Constant(8)
Payments volume growth
Consumer credit	12%	9%	27%	27%	11%	10%	25%	25%
Consumer debit(3)	18%	12%	229%	241%	14%	11%	61%	65%
Commercial(4)	19%	15%	107%	105%	14%	12%	36%	36%
Total payments volume growth(5)	15%	11%	71%	74%	13%	10%	39%	40%
Cash volume growth	4%	2%	32%	33%	4%	2%	26%	27%
Total volume growth(5)	11%	7%	54%	57%	10%	8%	35%	36%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the 12 months ended September 30, 2018, 2017 and 2016, were based on nominal payments volume reported by our financial institution clients for the 12 months ended June 30, 2018, 2017 and 2016, respectively.

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

(7)
As a result of European Union Interchange Fee regulation changes, effective with the quarter ended December 31, 2016, Europe co-badged payments volume is no longer included in reported volume. For comparative purposes, prior year figures were adjusted to exclude co-badged volume. The associated growth rates for the 12 months ended June 30, 2018 and 2017 were calculated using these adjusted amounts.

(8)	Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table(1),(2) provides the number of transactions involving Visa, Visa Electron, Interlink, VPAY and PLUS cards processed on Visa’s networks during the fiscal periods presented:

	2018	2017	2016	2018 vs. 2017 % Change	2017 vs. 2016 % Change
	(in millions, except percentages)
Visa processed transactions	124,320	111,215	83,159	12%	34%

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

(2)	Visa processed transactions in fiscal 2018, 2017 and the fourth quarter of fiscal 2016 include transactions processed by Visa Europe.
Financial Information Presentation
Operating Revenues
Our operating revenues are primarily generated from payments volume on Visa products for purchased goods and services, as well as the number of transactions processed on our network. We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa products. Our issuing clients have the responsibility for issuing cards and other payment products, and determining the interest rates and fees paid by account holders. We generally do not earn revenues from the fees that merchants are charged for acceptance by acquirers, including the merchant discount rate. Our acquiring clients are generally responsible for soliciting merchants, and establishing and earning these fees.
The following sets forth the components of our operating revenues:
Service revenues consist mainly of revenues earned for services provided in support of client usage of Visa products. Current quarter service revenues are primarily assessed using a calculation of current pricing applied to the prior quarter’s payments volume. Service revenues also include assessments designed to support ongoing acceptance and volume growth initiatives, which are recognized in the same period the related volume is transacted.
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
Other revenues consist mainly of license fees for use of the Visa brand, fees for account holder services, certification and licensing, and other activities related to our acquired entities. With respect to fiscal 2016, other revenues also consists of revenues earned from Visa Europe in accordance with the Visa Europe Framework Agreement prior to the completion of the Visa Europe acquisition. Other revenues also include optional service or product enhancements, such as extended account holder protection and concierge services.

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
Litigation provision is an estimate of litigation expense and is based on management’s understanding of our litigation profile, the specifics of the cases, advice of counsel to the extent appropriate and management’s best estimate of incurred loss as of the balance sheet date.
Visa Europe Framework Agreement loss is a one-time loss incurred upon consummation of the Visa Europe acquisition on June 21, 2016, resulting from the effective settlement of the Framework Agreement between us and Visa Europe.
Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest expense, gains and losses earned on investments and derivative instruments not associated with our core operations, and with respect to fiscal 2016, changes in the fair value of the Visa Europe put option and income.

Results of Operations
Operating Revenues
The following table sets forth our operating revenues earned in the United States, internationally and in accordance with the Framework Agreement prior to the Visa Europe acquisition on June 21, 2016. Visa Europe revenue earned for fiscal 2018, 2017 and the fourth quarter of fiscal 2016 is included in International.

	For the Years Ended September 30,			$ Change		% Change(1)
	2018	2017	2016(2)	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
	(in millions, except percentages)
United States	$9,332	$8,704	$7,851	$628	$853	7%	11%
International	11,277	9,654	7,040	1,623	2,614	17%	37%
Revenues earned under the Framework Agreement(3)	—	—	191	—	(191)	NM	(100)%
Net operating revenues	$20,609	$18,358	$15,082	$2,251	$3,276	12%	22%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Our operating revenues for fiscal 2016 do not reflect revenues earned by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

(3)
Reflects revenues earned from Visa Europe prior to the acquisition, in accordance with the Framework Agreement that provided for trademark and technology licenses and bilateral services. The Framework Agreement was effectively settled upon the closing of the acquisition.

The increase in operating revenues in fiscal 2018 and 2017 reflects the continued growth in nominal payments volume, nominal cross-border volume, and processed transactions. The increase in operating revenues in fiscal 2017 also reflects the inclusion of operating revenues from Visa Europe for the full year compared to one quarter in fiscal 2016. These benefits were partially offset by increases in client incentives in both fiscal 2018 and 2017.
Our operating revenues, primarily service revenues, international transaction revenues, and client incentives, are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in fiscal 2018, as partially mitigated by our hedging program, resulted in an approximately one percentage point positive impact to our net operating revenue growth.
The following table sets forth the components of our net operating revenues, including operating revenues earned by Visa Europe for fiscal 2018, 2017 and the fourth quarter of fiscal 2016. Other revenues in fiscal 2016 included revenue earned from Visa Europe in accordance with the Framework Agreement prior to its acquisition on June 21, 2016.

	For the Years Ended September 30,			$ Change		% Change(1)
	2018	2017	2016(2)	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
	(in millions, except percentages)
Service revenues	$8,918	$7,975	$6,747	$943	$1,228	12%	18%
Data processing revenues	9,027	7,786	6,272	1,241	1,514	16%	24%
International transaction revenues	7,211	6,321	4,649	890	1,672	14%	36%
Other revenues	944	841	823	103	18	12%	2%
Client incentives	(5,491)	(4,565)	(3,409)	(926)	(1,156)	20%	34%
Net operating revenues	$20,609	$18,358	$15,082	$2,251	$3,276	12%	22%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Our operating revenues for fiscal 2016 do not reflect revenues earned by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

•
Service revenues increased in fiscal 2018 and 2017 primarily due to 13% and 39% growth in nominal payments volume, respectively. The growth in service revenues was slower than the growth in payments volume during fiscal 2017, reflecting the inclusion of Visa Europe revenue and the resulting impact on our service revenue yield.

•
Data processing revenues increased in fiscal 2018 and 2017 due to overall growth in processed transactions of 12% and 34%, respectively. Fiscal 2018 growth also reflected select pricing modifications. The growth in data processing revenues was slower than the growth in processed transactions during fiscal 2017, reflecting the inclusion of data processing revenues earned by Visa Europe and the resulting impact on our data processing revenue yield.

•
International transaction revenues increased in fiscal 2018 and 2017 primarily due to nominal cross-border volume growth of 14% and 79%, respectively, and select pricing modifications. International transaction revenue growth in fiscal 2017 also reflects the inclusion of revenues earned by Visa Europe and the resulting impact on our corresponding yield, which was partially offset by lower volatility in a broad range of currencies.

•
Client incentives increased in fiscal 2018 and 2017, reflecting overall growth in global payments volume, incentives recognized on long-term client contracts that were initiated or renewed during fiscal 2018 and 2017 and the inclusion of Visa Europe’s incentives for fiscal 2018, 2017 and the fourth quarter of fiscal 2016. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth the components of our total operating expenses:

	For the Years Ended September 30,			$ Change		% Change(1)
	2018	2017	2016(2)	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
	(in millions, except percentages)
Personnel	$3,170	$2,628	$2,226	$542	$402	21%	18%
Marketing	988	922	869	66	53	7%	6%
Network and processing	686	620	538	66	82	11%	15%
Professional fees	446	409	389	37	20	9%	5%
Depreciation and amortization	613	556	502	57	54	10%	11%
General and administrative	1,145	1,060	796	85	264	8%	33%
Litigation provision	607	19	2	588	17	NM	NM
Visa Europe Framework Agreement loss	—	—	1,877	—	(1,877)	NM	(100)%
Total operating expenses(3)	$7,655	$6,214	$7,199	$1,441	$(985)	23%	(14)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	Our operating expenses for fiscal 2016 do not reflect the expenses incurred by Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

(3)
Operating expenses for fiscal 2018, 2017 and 2016 include significant items that we do not believe are indicative of our operating performance as they are related to the charitable donation or the Visa Europe acquisition. See Overview within this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Total operating expenses increased in fiscal 2018 primarily due to the $600 million accrual related to the U.S. covered litigation and our ongoing investments to support our business growth. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report for more information on the U.S. covered litigation accrual. Total operating expenses decreased in fiscal 2017 primarily due to the $1.9 billion loss related to the effective settlement of the Framework Agreement between Visa and Visa Europe recorded during fiscal 2016. The remaining components of total operating expenses increased in fiscal 2017 primarily due to the inclusion of Visa Europe expenses. Additional factors impacting our operating expenses are discussed below.

•	Personnel expenses increased in fiscal 2018 and 2017 driven by continued increase in headcount and higher incentive compensation, reflecting our strategy to invest for future growth.

•	Marketing expenses increased in fiscal 2018 primarily due to higher spending in support of a number of campaigns, including the Olympic Winter Games PyeongChang 2018 and 2018 FIFA World CupTM.
Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense).

	For the Years Ended September 30,			$ Change		% Change(1)
	2018	2017	2016(2)	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
	(in millions, except percentages)
Interest expense	$(612)	$(563)	$(427)	$(49)	$(136)	9%	32%
Other	464	113	556	351	(443)	311%	(80)%
Total non-operating income (expense)	$(148)	$(450)	$129	$302	$(579)	(67)%	NM

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Fiscal 2016 non-operating income (expense) includes financial results of Visa Europe for the fourth quarter of fiscal 2016, but does not reflect the financial results of Visa Europe from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial.

•
Interest expense increased during fiscal 2018 and 2017 primarily due to the issuance of fixed-rate senior notes in fiscal 2017 and 2016. See Note 6—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

•
Other non-operating income (expense) increased in fiscal 2018 primarily due to gains of $292 million from the donation of securities to the Visa Foundation and sales of investments. Other non-operating income (expense) decreased in fiscal 2017 primarily due to the absence of the following:

▪
net gains of $74 million in fiscal 2016 related to currency forward contracts entered into to mitigate a portion of our foreign currency exchange rate risk associated with the upfront cash consideration paid in the Visa Europe acquisition;

▪
a foreign exchange gain of $145 million in fiscal 2016 on euro deposits as a result of holding euro-denominated bank balances for a short period in advance of the closing of the Visa Europe acquisition; and

▪	a non-cash adjustment of $255 million in fiscal 2016 to decrease the fair value of the Visa Europe put option, which is not subject to tax, reducing the fair value of the liability to zero.
See Note 3—Fair Value Measurements and Investments and Note 9—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Effective Income Tax Rate
The effective income tax rate was 20% in fiscal 2018 and 43% in fiscal 2017. The effective tax rate in fiscal 2018 differs from the effective tax rate in fiscal 2017 primarily due to:

•	the effects of the Tax Act, enacted on December 22, 2017, as discussed below;

•	$161 million of tax benefits due to various non-recurring audit settlements in fiscal 2018; and

•	the absence of the following items related to the Visa Europe reorganization recorded in fiscal 2017:

▪	a $1.5 billion non-recurring, non-cash income tax provision primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe; and

▪	a $71 million one-time tax benefit related to the Visa Foundation’s receipt of Visa Inc. shares, previously recorded by Visa Europe as treasury stock.

The effective income tax rate was 43% in fiscal 2017 and 25% in fiscal 2016. The effective tax rate in fiscal 2017 differs from the effective tax rate in fiscal 2016 primarily due to:

•	the items listed above related to the Visa Europe reorganization recorded in fiscal 2017;

•	$70 million of excess tax benefits related to share-based payments recorded in fiscal 2017, as a result of the early adoption of Accounting Standards Update 2016-09; and

•	the absence of:

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
As a result of the reduction in the federal corporate tax rate, we provisionally remeasured our net deferred tax liabilities as of the enactment date of the Tax Act. The deferred tax remeasurement is now complete and resulted in a one-time, non-cash tax benefit of $1.1 billion, recorded in fiscal 2018.
In transitioning to the new territorial tax system, the Tax Act requires that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8% on the remaining non-cash amount. The 15.5% and 8% tax, collectively referred to as the “transition tax”, was estimated to be $1.1 billion, and was recorded in fiscal 2018. The transition tax will be paid over a period of eight years as permitted by the Tax Act.
The above-mentioned accounting impact of the transition tax is provisional, based on currently available information and technical guidance on the interpretations of the new law. We continue to obtain and analyze additional information and guidance as they become available to complete the accounting for the tax impact of the Tax Act. Additional information currently unavailable that is needed to complete the analysis includes, but is not limited to, foreign tax returns and foreign tax documentation for the computation of foreign tax credits, and the final determination of the untaxed foreign earnings subject to the transition tax. The provisional accounting impact may change until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019, as permitted by ASU 2018-05.
Adjusted effective income tax rate. Our financial results for fiscal 2018 and 2017 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in prior or future years, as they are either non-recurring or have no cash impact. As such, we have presented our adjusted effective income tax rates in the tables below, which we believe provides a clearer understanding of our operating performance in fiscal 2018 and 2017. See Overview—Adjusted financial results within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the table below.

	Year ended September 30, 2018
	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
	(in millions, except percentages)
As reported	$12,806	$2,505	19.6%
Charitable contribution	2	51
Litigation provision	600	137
Remeasurement of deferred tax balances	—	1,133
Transition tax on foreign earnings	—	(1,147)
As adjusted	$13,408	$2,679	20.0%

	Year ended September 30, 2017
	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(1)
	(in millions, except percentages)
As reported	$11,694	$4,995	42.7%
Charitable contribution	192	71
Elimination of deferred tax balances	—	(1,515)
As adjusted	$11,886	$3,551	29.9%

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate changes are calculated based on unrounded numbers.
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

Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	For the Years Ended September 30,
	2018	2017	2016
	(in millions)
Total cash provided by (used in):
Operating activities	$12,713	$9,208	$5,574
Investing activities	(3,084)	735	(10,916)
Financing activities	(11,240)	(5,924)	7,477
Effect of exchange rate changes on cash and cash equivalents	(101)	236	(34)
(Decrease) increase in cash and cash equivalents	$(1,712)	$4,255	$2,101
Operating activities. Cash provided by operating activities in fiscal 2018 and 2017 was impacted by continued growth in our underlying business. Fiscal 2017 was impacted by the inclusion of Visa Europe in our results for the full year, while fiscal 2016 had one quarter of results that included Visa Europe. Other factors impacting cash provided by operating activities include:

•	net deposits made into the U.S. litigation escrow account of $450 million in fiscal 2018;

•	$1.9 billion of the consideration paid in the Visa Europe acquisition during fiscal 2016 related to the effective settlement of the Framework Agreement between us and Visa Europe; and

•	payments of $545 million, $489 million and $244 million of interest on the outstanding senior notes during fiscal 2018, 2017 and 2016 respectively.
The cash inflows and outflows related to the U.S. litigation escrow account are also reflected as offsetting cash flows within financing activities for their respective years as they are covered by the U.S. retrospective responsibility plan. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Investing activities. Cash used in investing activities in fiscal 2018 was higher than the prior-year comparable period as purchases of available-for-sale investment securities reflected additional investment of net proceeds received from new fixed-rate senior notes issued in September 2017. Cash provided by investing activities in fiscal 2017 reflected net proceeds from maturities and sales of available-for-sale investment securities. Cash used in investing activities in fiscal 2016 primarily reflected the up-front cash consideration paid in the Visa Europe acquisition, offset by $2.8 billion of cash held by Visa Europe at the closing of the transaction in fiscal 2016.
Financing activities. Cash used in financing activities in fiscal 2018 primarily reflected the $7.2 billion used to repurchase class A common stock, $1.9 billion of dividend payments, the redemption of $1.75 billion principal amount outstanding of the 2017 Notes and $600 million deposited into the U.S. litigation escrow account, partially offset by payments of $150 million from our litigation escrow account. Cash used in financing activities in fiscal 2017 primarily reflected $6.9 billion used to repurchase class A common stock in the open market and $1.6 billion of dividend payments, partially offset by $2.5 billion net aggregate proceeds received from our debt issuance completed in September 2017. Cash provided by financing activities in fiscal 2016 primarily reflected $15.9 billion net aggregate proceeds received from our debt issuance completed in December 2015, partially offset by $7.0 billion used to repurchase class A common stock in the open market and $1.4 billion of dividend payments. See Note 2—U.S. and Europe Retrospective Responsibility Plans, Note 6—Debt, Note 11—Stockholders’ Equity and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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

Foreign Earnings. Pursuant to the Tax Act, we are required to pay U.S. tax on most of the undistributed and untaxed foreign earnings of non-U.S. subsidiaries accumulated as of December 31, 2017. The transition tax will be paid over a period of eight years as permitted by the Tax Act. As a result of the Tax Act, we are no longer subject to incremental U.S. federal tax on foreign earnings of non-U.S. subsidiaries in the event that we repatriate these earnings back to the United States.
Available-for-sale investment securities. Our investment portfolio is designed to invest excess cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio primarily consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The majority of these investments, $3.4 billion, are classified as current and are available to meet short-term liquidity needs. The remaining non-current investments have stated maturities of more than one year from the balance sheet date; however, they are also generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under the program at September 30, 2018. See Note 6—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Credit facility. We have an unsecured $4.0 billion revolving credit facility (the “Credit Facility”) which expires on January 27, 2022. There were no borrowings under the credit facility as of September 30, 2018 and we were in compliance with all related covenants as of and during the year ended September 30, 2018. See Note 6—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Universal shelf registration statement. In July 2018, we filed a registration statement with the SEC using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. This registration statement expires in July 2021.
U.S. Litigation escrow account. Pursuant to the terms of the U.S. retrospective responsibility plan, we maintain a U.S. litigation escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be payable. When we fund the U.S. litigation escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. In June 2018, we deposited $600 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. The balance in this account at September 30, 2018, was $1.5 billion and is reflected as restricted cash in our consolidated balance sheets. As these funds are restricted for the sole purpose of making payments related to the U.S. covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs.
Long-term debt. In September 2017, we issued fixed-rate senior notes in an aggregate principal amount of $2.5 billion, with maturities ranging between 5 and 30 years. In October 2017, we redeemed all of the $1.75 billion principal amount outstanding of the 2017 Notes. The redemption was funded with the net proceeds from the new fixed-rate senior notes issued in September 2017. We are not subject to any financial covenants and did not experience any changes to our investment credit ratings as a result of this debt issuance. See Note 6—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Credit Ratings
At September 30, 2018, our credit ratings by Standard and Poor’s and Moody’s were as follows:

	Standard and Poor’s		Moody’s
Debt type	Rating	Outlook	Rating	Outlook
Short-term unsecured debt	A-1	Positive	P-1	Stable
Long-term unsecured debt	A+	Positive	A1	Stable
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
Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a net receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2018, we were not required to fund settlement-related working capital. Our average daily net settlement position was a net payable of $931 million. We hold approximately $7.6 billion of available liquidity globally as of September 30, 2018, in the form of cash, cash equivalents and available-for-sale investment securities, to fund daily settlement in the event one or more of our financial institution clients are unable to settle.
U.S. covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the U.S. covered litigation. As noted above, monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are payable from the U.S. litigation escrow account. During fiscal 2018, we deposited $600 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation, and made $150 million covered litigation payments that were funded from the U.S. litigation escrow account. At September 30, 2018, the U.S. litigation escrow account had an available balance of $1.5 billion. In September 2018, Visa and other defendants entered into a new settlement agreement with plaintiffs in the interchange multidistrict litigation purporting to represent a class of plaintiffs seeking monetary damages, which superseded and amended the 2012 Settlement Agreement. The proposed settlement amount is approximately $6.2 billion. Our share represents approximately $4.1 billion, the majority of which will be satisfied through funds previously deposited with the court plus the $600 million we deposited into its litigation escrow account in June 2018. No additional funds are required for this class settlement. Our share is covered under the U.S. retrospective responsibility plan, which was created to insulate Visa and our class A common shareholders from financial liability for certain litigation cases. Until the court approves the 2018 Settlement Agreement, it is uncertain whether the Company will be able to resolve the damages class plaintiffs’ claims as contemplated by that agreement. If the 2018 Settlement Agreement is terminated and no further agreement is reached regarding funds previously paid from the litigation escrow account into court-supervised settlement funds, we will have the right to the majority of these funds, which would be returned to the U.S. litigation escrow account. This will increase our taxable income, thereby increasing our taxes to be paid. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Other litigation. Judgments in and settlements of litigation, other than the U.S. covered litigation, including VE territory covered litigation or other fines imposed in investigations and proceeding, could give rise to future liquidity needs.
Reduction in as-converted shares. During fiscal 2018, share repurchases and escrow deposits reduced as-converted class A common stock by 63 million at an average price of $124.38 per share. Of the 63 million shares, 58 million were repurchased in the open market using $7.2 billion of cash on hand. Additionally, we deposited $600 million of operating cash into the U.S. litigation escrow account previously established under the U.S. retrospective responsibility plan. The deposit has the same economic effect on earnings per share as repurchasing our Class A common stock because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 11—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

In January 2018, our board of directors authorized a share repurchase program for $7.5 billion. This authorization has no expiration date. As of September 30, 2018, we had remaining authorized funds of $4.2 billion. All share repurchase programs authorized prior to January 2018 have been completed. See Note 11—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Dividends. During fiscal 2018, we declared and paid $1.9 billion in dividends. On October 16, 2018, our board of directors declared a quarterly dividend in the aggregate amount of $0.25 per share of class A common stock (determined in the case of class B and C common stock and series B and C preferred stock on an as-converted basis). We expect to pay approximately $574 million in connection with this dividend on December 4, 2018. See Note 11—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Pension and other postretirement benefits. We sponsor various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the United States. As a result of the acquisition of Visa Europe, we assumed the obligations related to Visa Europe’s defined benefit plan, primarily consisting of the UK pension plans. Our policy with respect to our U.S. qualified pension plan is to contribute annually in September of each year, an amount not less than the minimum required under the Employee Retirement Income Security Act. Our U.S. non-qualified pension and other postretirement benefit plans are funded on a current basis. In relation to the Visa Europe UK pension plans, our funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of our UK pension plans. Additional amounts may be agreed with the UK pension plan trustees. In fiscal 2018, 2017 and 2016, we made contributions to our U.S. pension and other postretirement benefit plans of $3 million, $12 million and $4 million, respectively. For Visa Europe’s UK pension plans, we made contributions of $11 million, $5 million and $102 million in fiscal 2018, 2017 and 2016, respectively, subsequent to the acquisition date as agreed upon with the trustees to improve the funding level of the plans. In fiscal 2019, given current projections and assumptions, we anticipate funding our U.S. pension and other postretirement benefit plans and Visa Europe’s UK defined benefit pension plans by approximately $3 million and $10 million, respectively. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. See Note 7—Pension, Postretirement and Other Benefits to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Capital expenditures. Our capital expenditures increased during fiscal 2018, due to investments in technology, infrastructure and growth initiatives. We expect to continue investing in technology assets and payments system infrastructure to support our digital solutions and core business initiatives.
Acquisitions. In February 2017, we acquired a business using $302 million of cash on hand, primarily reflecting total purchase price less cash received. The acquisition will help Visa’s clients and merchant partners accelerate digital commerce. On June 21, 2016, we acquired 100% of the share capital of Visa Europe. In connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of the Visa Europe acquisition. See Note 5—Intangible Assets and Goodwill to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Fair Value Measurements—Financial Instruments
The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2018, our financial instruments measured at fair value on a recurring basis included approximately $15.0 billion of assets and $22 million of liabilities. None of these instruments were valued using significant unobservable inputs. See Note 3—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily comprised of guarantees and indemnifications. Visa has no off-balance sheet debt, other than lease and purchase order commitments, as discussed and reflected in our contractual obligations table below.

Indemnifications
We indemnify our financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our rules. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain global credit settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 8—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients and partners under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material, expected or contractually committed future obligation as of September 30, 2018. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Long-term debt(1)	$537	$4,041	$4,140	$15,719	$24,437
Purchase obligations(2)	1,375	410	198	542	2,525
Leases(3)	180	225	164	178	747
Transition tax(4)	88	177	177	663	1,105
Dividends(5)	574	—	—	—	574
Deferred purchase consideration(6)	1,317	—	—	—	1,317
Total(7),(8),(9)	$4,071	$4,853	$4,679	$17,102	$30,705

(1)
Amounts presented include payments for both interest and principal. Also see Note 6—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

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

(4)
Amounts presented relate to the estimated transition tax, net of foreign tax credit carryovers, on certain foreign earnings of non-U.S. subsidiaries. See Note 16—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(5)
Includes expected dividend amount of $574 million as dividends were declared on October 16, 2018 and will be paid on December 4, 2018 to all holders of record of Visa’s common stock as of November 16, 2018.

(6)
On June 21, 2016, we acquired 100% of the share capital of Visa Europe. In connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of the Visa Europe acquisition. Amount presented was converted to U.S. dollar at the September 30, 2018 exchange rate.

(7)
We have liabilities for uncertain tax positions of $1.4 billion as of September 30, 2018. At September 30, 2018, we had also accrued $99 million of interest and $34 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements, if any, associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(8)
We evaluate the need to make contributions to our pension plan after considering the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. Expected contributions to our pension plan have not been included in the table as such amounts are dependent upon the considerations discussed above, and may result in a wide range of amounts. See Note 7—Pension, Postretirement and Other Benefits to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report and the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(9)
Future cash payments for long-term contracts with financial institution clients and other business partners are not included in the table as the amounts are unknowable due to the inherent unpredictability of payment and transaction volume. These agreements, which range in terms from one to eleven years, can provide card issuance and/or conversion support, volume/growth targets and marketing and program support based on specific performance requirements. As of September 30, 2018, we have $2.8 billion of client incentives liability recorded on the consolidated balance sheet related to these arrangements.

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
Revenue Recognition—Client Incentives
Critical estimates. We enter into incentive agreements with financial institution clients, merchants and other business partners for various programs designed to increase revenue by growing payments volume, increasing Visa product acceptance, winning merchant routing transactions over to our network and driving innovation. These incentives are primarily accounted for as reductions to operating revenues; however, if a separate identifiable benefit at fair value can be established, they are accounted for as operating expenses. We generally capitalize advance incentive payments under these agreements if select criteria are met. The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability language (e.g., early termination clauses), management’s ability and intent to enforce the recoverability language and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Incentives not yet paid are accrued systematically and rationally based on management’s estimate of each client’s performance. These accruals are regularly reviewed and estimates of performance are adjusted as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Assumptions and judgment. Estimation of client incentives relies on forecasts of payments and transaction volume, card issuance and card conversion. Performance is estimated using client-reported information, transactional information accumulated from our systems, historical information and discussions with our clients, merchants and business partners.
Impact if actual results differ from assumptions. If actual performance or recoverable cash flows are not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2018, client incentives represented 21% of gross operating revenues.
Legal and Regulatory Matters
Critical estimates. We are currently involved in various legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and amount of such loss, if any, in preparing our financial statements.
Assumptions and judgment. We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether a potential loss is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates.
Our U.S. retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation. The plan’s mechanisms include the use of the U.S. litigation escrow account. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. We recorded an additional accrual of $600 million for U.S. covered litigation during fiscal 2018. Our Europe retrospective responsibility plan only covers Visa Europe territory covered litigation (and resultant liabilities and losses) relating to the covered period, subject to certain limitations, and does not cover any fines or penalties incurred in the European Commission proceedings or any other matter. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Impact if actual results differ from assumptions. Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations. See Note 17—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
Foreign Currency Exchange Rate Risk
We are exposed to risks from foreign currency exchange rate fluctuations that are primarily related to changes in the functional currency value of revenues generated from foreign currency-denominated transactions and changes in the functional currency value of payments in foreign currencies. We manage these risks by entering into foreign currency forward contracts that hedge exposures of the variability in the functional currency equivalent of anticipated non-functional currency denominated cash flows. Our foreign currency exchange rate risk management program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements.
The aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $3.7 billion and $3.1 billion at September 30, 2018 and 2017, respectively. The aggregate notional amount outstanding at September 30, 2018 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. The effect of a hypothetical 10% increase or decrease in the value of the functional currencies is estimated to create an additional fair value gain of approximately $280 million or loss of approximately $350 million, respectively, on our foreign currency forward contracts outstanding at September 30, 2018. See Note 1—Summary of Significant Accounting Policies and Note 9—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
On June 21, 2016, we acquired 100% of the share capital of Visa Europe. On the third anniversary of the closing of the Visa Europe transaction, we will pay an additional purchase consideration of €1.0 billion, plus 4.0% compounded annual interest. As such, we are exposed to foreign currency exchange rate risk with respect to fluctuations of the U.S. dollar against the euro. A hypothetical 10% decline in the U.S. dollar against the euro, compared to the exchange rate at September 30, 2018, would increase the deferred purchase consideration liability by $130 million, including interest.

We are further exposed to foreign currency exchange rate risk as the functional currency of Visa Europe is the euro. Translation from the euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. A hypothetical 10% change in the euro against the U.S. dollar compared to the exchange rate at September 30, 2018, would result in a foreign currency translation adjustment of $2.0 billion. We designate a portion of our euro-denominated deferred consideration liability as a net investment hedge against a portion of the foreign exchange rate exposure of our net investment of $18.8 billion in Visa Europe as of September 30, 2018. Changes in the value of the deferred cash consideration liability, attributable to a change in exchange rates at the end of each reporting period, partially offset the foreign currency translation of the Company’s net investment recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies and Note 9—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
The fair value balances of our fixed-rate investment securities at September 30, 2018 and 2017 were $5.1 billion and $6.4 billion, respectively. A hypothetical 100 basis point increase or decrease in interest rates would create an estimated change in fair value of approximately $31 million on our investment securities at September 30, 2018. The fair value balances of our adjustable-rate debt securities were $3.5 billion and $1.8 billion at September 30, 2018 and 2017, respectively.
Pension Plan Risk
At September 30, 2018 and 2017, our U.S. defined benefit pension plan assets were $1.1 billion at each year end, and projected benefit obligations were $0.8 billion and $0.9 billion, respectively. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $206 million in the funded status and an increase of approximately $35 million in pension cost.
At September 30, 2018 and 2017, our non-U.S. defined benefit pension plan assets were $0.4 billion at each year end, and projected benefit obligations were $0.5 billion and $0.4 billion, respectively. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $148 million in the funded status and an increase of approximately $13 million in pension cost.
We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plan for fiscal 2019, if any, which would be made in September 2019.

ITEM 8.	Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (Visa Inc. or the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2018 and the related notes. We also have audited Visa Inc.’s internal control over financial reporting as of September 30, 2018, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visa Inc. and subsidiaries as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Visa Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
Visa Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Report of Independent Registered Public Accounting Firm—(Continued)

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Santa Clara, California
November 16, 2018

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	September 30, 2017
	(in millions, except par value data)
Assets
Cash and cash equivalents	$8,162	$9,874
Restricted cash—U.S. litigation escrow (Note 2)	1,491	1,031
Investment securities (Note 3):
Trading	98	82
Available-for-sale	3,449	3,482
Settlement receivable	1,582	1,422
Accounts receivable	1,208	1,132
Customer collateral (Note 8)	1,324	1,106
Current portion of client incentives	340	344
Prepaid expenses and other current assets	562	550
Total current assets	18,216	19,023
Investment securities, available-for-sale (Note 3)	4,082	1,926
Client incentives	538	591
Property, equipment and technology, net (Note 4)	2,472	2,253
Goodwill (Note 5)	15,194	15,110
Intangible assets, net (Note 5)	27,558	27,848
Other assets	1,165	1,226
Total assets	$69,225	$67,977
Liabilities
Accounts payable	$183	$179
Settlement payable	2,168	2,003
Customer collateral (Note 8)	1,325	1,106
Accrued compensation and benefits	901	757
Client incentives	2,834	2,089
Accrued liabilities	1,160	1,129
Deferred purchase consideration	1,300	—
Current maturities of long-term debt (Note 6)	—	1,749
Accrued litigation (Note 17)	1,434	982
Total current liabilities	11,305	9,994
Long-term debt (Note 6)	16,630	16,618
Deferred tax liabilities (Note 16)	4,618	5,980
Deferred purchase consideration	—	1,304
Other liabilities	2,666	1,321
Total liabilities	35,219	35,217
Commitments and contingencies (Note 14)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (the “class A equivalent preferred stock”) (Note 11)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at September 30, 2018 and 2017 (the “UK&I preferred stock”) (Note 11)	2,291	2,326
Series C convertible participating preferred stock, 3 shares issued and outstanding at September 30, 2018 and 2017 (the “Europe preferred stock”) (Note 11)	3,179	3,200
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,768 and 1,818 shares issued and outstanding at September 30, 2018 and 2017, respectively (Note 11)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2018 and 2017, respectively (Note 11)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 12 and 13 shares issued and outstanding at September 30, 2018 and 2017, respectively (Note 11)	—	—
Right to recover for covered losses (Note 2)	(7)	(52)
Additional paid-in capital	16,678	16,900
Accumulated income	11,318	9,508
Accumulated other comprehensive income (loss), net:
Investment securities, available-for-sale	(17)	73
Defined benefit pension and other postretirement plans	(61)	(76)
Derivative instruments classified as cash flow hedges	60	(36)
Foreign currency translation adjustments	565	917
Total accumulated other comprehensive income (loss), net	547	878
Total equity	34,006	32,760
Total liabilities and equity	$69,225	$67,977

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2018	2017	2016 (1)
	(in millions, except per share data)
Operating Revenues
Service revenues	$8,918	$7,975	$6,747
Data processing revenues	9,027	7,786	6,272
International transaction revenues	7,211	6,321	4,649
Other revenues	944	841	823
Client incentives	(5,491)	(4,565)	(3,409)
Net operating revenues	20,609	18,358	15,082

Operating Expenses
Personnel	3,170	2,628	2,226
Marketing	988	922	869
Network and processing	686	620	538
Professional fees	446	409	389
Depreciation and amortization	613	556	502
General and administrative	1,145	1,060	796
Litigation provision (Note 17)	607	19	2
Visa Europe Framework Agreement loss	—	—	1,877
Total operating expenses	7,655	6,214	7,199
Operating income	12,954	12,144	7,883

Non-operating Income (Expense)
Interest expense	(612)	(563)	(427)
Other	464	113	556
Total non-operating income (expense)	(148)	(450)	129
Income before income taxes	12,806	11,694	8,012
Income tax provision (Note 16)	2,505	4,995	2,021
Net income	$10,301	$6,699	$5,991

Basic earnings per share (Note 12)
Class A common stock	$4.43	$2.80	$2.49
Class B common stock	$7.28	$4.62	$4.10
Class C common stock	$17.72	$11.21	$9.94

Basic weighted-average shares outstanding (Note 12)
Class A common stock	1,792	1,845	1,906
Class B common stock	245	245	245
Class C common stock	12	14	19

Diluted earnings per share (Note 12)
Class A common stock	$4.42	$2.80	$2.48
Class B common stock	$7.27	$4.61	$4.09
Class C common stock	$17.69	$11.19	$9.93

Diluted weighted-average shares outstanding (Note 12)
Class A common stock	2,329	2,395	2,414
Class B common stock	245	245	245
Class C common stock	12	14	19

(1)
The Company did not include Visa Europe’s financial results in the Company’s consolidated statements of operations from the acquisition date, June 21, 2016, through June 30, 2016 as the impact was immaterial. The Company’s consolidated statement of operations for the year ended September 30, 2016 includes Visa Europe’s financial results for the three months ended September 30, 2016.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2018	2017	2016
	(in millions)
Net income	$10,301	$6,699	$5,991
Other comprehensive income (loss), net of tax:
Investment securities, available-for-sale:
Net unrealized gain	94	60	51
Income tax effect	(19)	(24)	(18)
Reclassification adjustment for net (gain) loss realized in net income	(215)	1	(3)
Income tax effect	50	—	1
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit	16	183	(106)
Income tax effect	(5)	(54)	36
Reclassification adjustment for net loss realized in net income	5	32	10
Income tax effect	(1)	(12)	(4)
Derivative instruments classified as cash flow hedges:
Net unrealized gain (loss)	90	(22)	(74)
Income tax effect	(24)	15	9
Reclassification adjustment for net loss (gain) realized in net income	32	33	(103)
Income tax effect	(2)	(12)	35
Foreign currency translation adjustments	(352)	1,136	(218)
Other comprehensive income (loss), net of tax	(331)	1,336	(384)
Comprehensive income	$9,970	$8,035	$5,607

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock(1)		Common Stock				Preferred Stock	Treasury Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Loss	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2015	—	—	1,950		245	20	$—	$—	$—	$18,073	$11,843	$(74)	$29,842
Net income											5,991		5,991
Other comprehensive income, net of tax												(384)	(384)
Comprehensive income													5,607
Issuance of preferred stock (Note 11)	2	3					5,717						5,717
VE territory covered losses incurred (Note 2)									(34)				(34)
Class C common stock held by Visa Europe, a wholly-owned subsidiary of Visa Inc. (Note 11)						(1)		(170)					(170)
Conversion of class C common stock upon sales into public market			8			(2)							—
Issuance and vesting of restricted stock and performance-based shares			2										—
Share-based compensation, net of forfeitures (Note 13)			—	(2)						221			221
Restricted stock and performance-based shares settled in cash for taxes			(1)							(92)			(92)
Excess tax benefit for share-based compensation										63			63
Cash proceeds from issuance of common stock under employee equity plans			3							95			95
Cash dividends declared and paid, at a quarterly amount of $0.14 per as-converted share (Note 11)											(1,350)		(1,350)
Repurchase of class A common stock (Note 11)			(91)							(965)	(6,022)		(6,987)
Balance as of September 30, 2016	2	3	1,871		245	17	$5,717	$(170)	$(34)	$17,395	$10,462	$(458)	$32,912

(1)	Series B and C preferred stock are alternatively referred to as UK&I and Europe preferred stock, respectively.

(2)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock(1)		Common Stock				Preferred Stock	Treasury Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2016	2	3	1,871		245	17	$5,717	$(170)	$(34)	$17,395	$10,462	$(458)	$32,912
Net income											6,699		6,699
Other comprehensive income, net of tax												1,336	1,336
Comprehensive income													8,035
VE territory covered losses incurred (Note 2)									(209)				(209)
Recovery through conversion rate adjustment (Note 2 and Note 11)							(191)		191				—
Charitable contribution of Visa Inc. shares (Note 11 and Note 16)			2					170					170
Treasury stock appreciation, net of tax										14			14
Conversion of class C common stock upon sales into public market			17			(4)							—
Issuance and vesting of restricted stock and performance-based shares			2										—
Share-based compensation, net of forfeitures (Note 13)			—	(2)						235			235
Restricted stock and performance-based shares settled in cash for taxes			(1)							(76)			(76)
Cash proceeds from issuance of common stock under employee equity plans			4							149			149
Cash dividends declared and paid, at a quarterly amount of $0.165 per as-converted share (Note 11)											(1,579)		(1,579)
Repurchase of class A common stock (Note 11)			(77)							(817)	(6,074)		(6,891)
Balance as of September 30, 2017	2	3	1,818		245	13	$5,526	$—	$(52)	$16,900	$9,508	$878	$32,760

(1)	Series B and C preferred stock are alternatively referred to as UK&I and Europe preferred stock, respectively.

(2)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock(1)		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2017	2	3	1,818		245	13	$5,526	$(52)	$16,900	$9,508	$878	$32,760
Net income										10,301		10,301
Other comprehensive income, net of tax											(331)	(331)
Comprehensive income												9,970
VE territory covered losses incurred (Note 2)								(11)				(11)
Recovery through conversion rate adjustment (Note 2 and Note 11)							(56)	56				—
Conversion of class C common stock upon sales into public market			4			(1)						—
Issuance and vesting of restricted stock and performance-based shares			2									—
Share-based compensation, net of forfeitures (Note 13)			—	(2)					327			327
Restricted stock and performance-based shares settled in cash for taxes			(1)						(94)			(94)
Cash proceeds from issuance of common stock under employee equity plans			3						164			164
Cash dividends declared and paid, at a quarterly amount of $0.195 per as-converted share in the first quarter and $0.210 per as-converted share for the rest of the fiscal year (Note 11)										(1,918)		(1,918)
Repurchase of class A common stock (Note 11)			(58)						(619)	(6,573)		(7,192)
Balance as of September 30, 2018	2	3	1,768		245	12	5,470	(7)	16,678	11,318	547	$34,006

(1)	Series B and C preferred stock are alternatively referred to as UK&I and Europe preferred stock, respectively.

(2)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2018	2017	2016
	(in millions)
Operating Activities
Net income	$10,301	$6,699	$5,991
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives	5,491	4,565	3,409
Fair value adjustment for the Visa Europe put option	—	—	(255)
Share-based compensation (Note 13)	327	235	221
Excess tax benefit for share-based compensation	—	—	(63)
Depreciation and amortization of property, equipment, technology and intangible assets	613	556	502
Deferred income taxes	(1,277)	1,700	(764)
Right to recover for covered losses recorded in equity (Note 2)	(11)	(209)	(9)
Charitable contribution of Visa Inc. shares (Note 11 and Note 16)	—	192	—
Other	(74)	50	64
Change in operating assets and liabilities:
Settlement receivable	(223)	94	391
Accounts receivable	(70)	(54)	(65)
Client incentives	(4,682)	(4,628)	(3,508)
Other assets	(160)	(252)	(315)
Accounts payable	3	(30)	43
Settlement payable	262	(176)	(302)
Accrued and other liabilities	1,761	465	277
Accrued litigation (Note 17)	452	1	(43)
Net cash provided by operating activities	12,713	9,208	5,574
Investing Activities
Purchases of property, equipment, technology and intangible assets	(718)	(707)	(523)
Proceeds from sales of property, equipment and technology	14	12	—
Investment securities, available-for-sale:
Purchases	(5,772)	(3,238)	(10,426)
Proceeds from maturities and sales	3,636	5,012	9,119
Acquisitions, net of cash received	(196)	(302)	(9,082)
Purchases of / contributions to other investments	(50)	(46)	(10)
Proceeds / distributions from other investments	2	4	6
Net cash (used in) provided by investing activities	(3,084)	735	(10,916)
Financing Activities
Repurchase of class A common stock (Note 11)	(7,192)	(6,891)	(6,987)
Repayments of long-term debt (Note 6)	(1,750)	—	—
Treasury stock—class C common stock (Note 11)	—	—	(170)
Dividends paid (Note 11)	(1,918)	(1,579)	(1,350)
Proceeds from issuance of senior notes (Note 6)	—	2,488	15,971
Debt issuance costs (Note 6)	—	(15)	(98)
Deposit into U.S. litigation escrow account—U.S. retrospective responsibility plan (Note 2 and Note 17)	(600)	—	—
Payments from U.S. litigation escrow account—U.S. retrospective responsibility plan (Note 2 and Note 17)	150	—	45
Cash proceeds from issuance of common stock under employee equity plans	164	149	95
Restricted stock and performance-based shares settled in cash for taxes	(94)	(76)	(92)
Excess tax benefit for share-based compensation	—	—	63
Net cash (used in) provided by financing activities	(11,240)	(5,924)	7,477
Effect of exchange rate changes on cash and cash equivalents	(101)	236	(34)
(Decrease) increase in cash and cash equivalents	(1,712)	4,255	2,101
Cash and cash equivalents at beginning of year	9,874	5,619	3,518
Cash and cash equivalents at end of year	$8,162	$9,874	$5,619
Supplemental Disclosure
Series B and C convertible participating preferred stock issued in Visa Europe acquisition (Note 2)	$—	$—	$5,717
Deferred purchase consideration recorded for Visa Europe acquisition (Note 14)	$—	$—	$1,236
Income taxes paid, net of refunds	$2,285	$3,038	$2,842
Interest payments on debt	$545	$489	$244
Charitable contribution of available-for-sale investment securities to Visa Foundation	$195	$—	$—
Accruals related to purchases of property, equipment, technology and intangible assets	$77	$50	$42

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that enables fast, secure and reliable electronic payments across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Europe Limited (“Visa Europe”), Visa Canada Corporation (“Visa Canada”), Visa Technology & Operations LLC and CyberSource Corporation, operate one of the world’s largest retail electronic payments network — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables the Company to provide its financial institution and merchant clients a wide range of products, platforms and value-added services. VisaNet also offers fraud protection for account holders and assured payment for merchants. Visa is not a bank and does not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. All significant operating decisions are based on analysis of Visa as a single global business. Accordingly, the Company has one reportable segment, Payment Services.
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
Restricted cash—U.S. litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. See Note 2—U.S. and Europe Retrospective Responsibility Plans and Note 17—Legal Matters for a discussion of the U.S. covered litigation. The escrow funds are held in money market investments, together with the interest earned, less applicable taxes payable, and classified as restricted cash on the consolidated balance sheets. Interest earned on escrow funds is included in non-operating income on the consolidated statements of operations.
Investments and fair value. The Company measures certain assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported under a three-level valuation hierarchy. See Note 3—Fair Value Measurements and Investments. The classification of the Company’s financial assets and liabilities within the hierarchy is as follows:
Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market funds, publicly-traded equity securities and U.S. Treasury securities.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Level 2—Inputs to the valuation methodology can include: (1) quoted prices in active markets for similar (not identical) assets or liabilities; (2) quoted prices for identical or similar assets in non-active markets; (3) inputs other than quoted prices that are observable for the asset or liability; or (4) inputs that are derived principally from or corroborated by observable market data. The Company’s Level 2 assets and liabilities include commercial paper, U.S. government-sponsored debt securities, corporate debt securities and foreign exchange derivative instruments.
Level 3—Inputs to the valuation methodology are unobservable and cannot be corroborated by observable market data. The Company’s Level 3 assets include non-marketable equity investments and investments accounted for under the equity method.
Trading investment securities include mutual fund equity security investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company’s employees. These investments are held in a trust and are not available for the Company’s operational or liquidity needs. Interest and dividend income and changes in fair value are recorded in non-operating income, and offset in personnel expense on the consolidated statements of operations.
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
Financial instruments. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash—U.S. litigation escrow, trading and available-for-sale investment securities, settlement receivable and payable, customer collateral, non-marketable equity investments, settlement risk guarantee, and derivative instruments. See Note 3—Fair Value Measurements and Investments.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Settlement receivable and payable. The Company operates systems for authorizing, clearing and settling payment transactions worldwide. Most U.S. dollar settlements with the Company’s financial institution clients are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, resulting in amounts due from and to clients. These amounts are presented as settlement receivable and settlement payable on the consolidated balance sheets.
Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure their performance of settlement obligations arising from Visa payment products are processed in accordance with the Company’s rules. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets, excluding certain cash collateral for which clients retain beneficial ownership and the cash is only accessible to the Company in the event of default by the client on its settled obligations. All other collateral is excluded from the consolidated balance sheets. Pledged securities are held by a custodian in an account under the Company’s name and ownership; however, the Company does not have the right to repledge these securities, but may sell these securities in the event of default by the client on its settlement obligations. Letters of credit are provided primarily by client financial institutions to serve as irrevocable guarantees of payment. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries. The Company routinely evaluates the financial viability of institutions providing the letters of credit and guarantees. See Note 8—Settlement Guarantee Management.
Guarantees and indemnifications. The Company recognizes an obligation at inception for guarantees and indemnifications that qualify for recognition, regardless of the probability of occurrence. The Company indemnifies its financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with the Visa operating rules. The estimated fair value of the liability for settlement indemnification is included in accrued liabilities on the consolidated balance sheets.
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
The Company evaluates the recoverability of long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted net future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. See Note 4—Property, Equipment and Technology, Net.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and trade names obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 3 to 15 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2018. See Note 5—Intangible Assets and Goodwill.
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
The Company completed its annual impairment review of indefinite-lived intangible assets as of February 1, 2018, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company’s indefinite-lived intangible assets existed as of September 30, 2018.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of February 1, or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company evaluated its goodwill for impairment as of February 1, 2018, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2018.
Accrued litigation. The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may differ materially from the Company’s estimates. The Company expenses legal costs as incurred in professional fees in the consolidated statements of operations. See Note 17—Legal Matters.
Revenue recognition. The Company’s operating revenues consist of service revenues, data processing revenues, international transaction revenues and other revenues, reduced by costs incurred under client incentives arrangements. The Company recognizes revenue, net of sales and other similar taxes, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
Service revenues consist of revenues earned for services provided in support of client usage of Visa products. Current quarter service revenues are primarily assessed using a calculation of current pricing applied to the prior quarter’s payments volume. The Company also earns revenues from assessments designed to support ongoing acceptance and volume growth initiatives, which are recognized in the same period the related volume is transacted.
Data processing revenues consist of revenues earned for authorization, clearing, settlement, network access and other maintenance and support services that facilitate transaction and information processing among the Company’s clients globally. Data processing revenues are recognized in the same period the related transactions occur or services are rendered.
International transaction revenues are earned for cross-border transaction processing and currency conversion activities. Cross-border transactions arise when the country of origin of the issuer is different from that of the merchant. International transaction revenues are primarily generated by cross-border payments and cash volume.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Other revenues consist mainly of license fees for use of the Visa brand, fees for account holder services, licensing and certification and other activities related to the Company’s acquired entities. Other revenues also include optional service or product enhancements, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are rendered. Prior to the acquisition of Visa Europe, other revenues also included revenues earned from Visa Europe in connection with the Visa Europe Framework Agreement.
Client incentives. The Company enters into long-term contracts with financial institution clients, merchants and strategic partners for various programs designed to increase revenue by growing payments volume, increasing Visa product acceptance, winning merchant routing transactions over to Visa’s network and driving innovation. These incentives are primarily accounted for as reductions to operating revenues or as operating expenses if a separate identifiable benefit at fair value can be established. The Company generally capitalizes advance incentive payments under these agreements if select criteria are met. The capitalization criteria include the existence of future economic benefits to Visa, the existence of legally enforceable recoverability language (e.g., early termination clauses), management’s ability and intent to enforce the recoverability language and the ability to generate future earnings from the agreement in excess of amounts deferred. Capitalized amounts are amortized over the shorter of the period of contractual recoverability or the corresponding period of economic benefit. Incentives not yet paid are accrued systematically and rationally based on management’s estimate of each client’s performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
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
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to uncertain tax positions as non-operating expense in the consolidated statements of operations. The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. The Company elects to claim foreign tax credits in any given year if such election is beneficial to the Company. See Note 16—Income Taxes.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The Company recognizes the funded status of its benefit plans in its consolidated balance sheets as other assets, accrued liabilities and other liabilities. The Company recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, when certain thresholds are met. See Note 7—Pension, Postretirement and Other Benefits.
Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe whose functional currency is the euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2018, 2017 and 2016.
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
Derivative financial instruments. The Company uses foreign exchange forward derivative contracts to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. To qualify for cash flow hedge accounting treatment, the Company formally documents, at inception of the hedge, all relationships between the hedging transactions and the hedged items, as well as the Company’s risk management objective and strategy for undertaking various hedging transactions. The Company also formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods.
Derivatives are carried at fair value on a gross basis in either prepaid and other current assets, non-current other assets, accrued liabilities or non-current other liabilities on the consolidated balance sheets. At September 30, 2018, derivatives outstanding mature within 12 months or less. Gains and losses resulting from changes in fair value of designated derivative instruments are accounted for either in accumulated other comprehensive income or loss on the consolidated balance sheets, or in the consolidated statements of operations in the corresponding account where revenue or expense is hedged, or to general and administrative for hedge amounts determined to be ineffective. Gains and losses resulting from changes in fair value of derivative instruments not designated for hedge accounting are recorded in general and administrative for hedges of operating activity, or non-operating income (expense) for hedges of non-operating activity. See Note 9—Derivative and Non-derivative Financial Instruments.
Non-derivative financial instrument designated as a net investment hedge. The Company designated the euro-denominated deferred cash consideration liability, a non-derivative financial instrument, as a hedge against a portion of the Company’s euro-denominated net investment in Visa Europe. Changes in the value of the deferred cash consideration liability, attributable to the change in exchange rates at the end of each reporting period, partially offset the foreign currency translation adjustments resulting from the euro-denominated net investment, are reported as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets. See Note 9—Derivative and Non-derivative Financial Instruments.
Share-based compensation. The Company recognizes share-based compensation cost using the fair value method of accounting. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance and market-condition-based awards is recognized on a graded-vesting basis. The amount is initially estimated based on target performance and is adjusted as appropriate based on management’s best estimate throughout the performance period. See Note 13—Share-based Compensation.
Earnings per share. The Company calculates earnings per share using the two-class method to reflect the different rights of each class and series of outstanding common stock. The dilutive effect of incremental common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. See Note 12—Earnings Per Share.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The Company will adopt the standard effective October 1, 2018 using the modified retrospective transition method. The new standard will primarily impact the timing of recognition and classification of certain client incentives, including certain services provided as an incentive, and certain marketing-related funds paid to customers.
The Company has completed an assessment of its existing customer contracts through September 30, 2018. Based on this assessment, application of the new standard to the consolidated financial statements for fiscal 2018 would not have resulted in a material impact. The impact of the new standard to future financial results is unknowable as it is not possible to estimate the impact of the standard to new customer contracts which may be executed in future periods. However, the new standard is not expected to have a material impact to the fiscal 2019 consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. The Company will adopt the standard effective October 1, 2019 and does not anticipate that this new accounting guidance will have a material impact on its consolidated statement of operations. The Company estimates the value of leased assets and liabilities that may be recognized could be in the hundreds of millions of dollars. The actual impact will depend on the Company’s lease portfolio at the time of adoption. In July 2018, the FASB issued ASU 2018-11, which provides entities with an additional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements will continue to be in accordance with the current leases standard. The optional transition method does not change the existing disclosure requirements. The Company is evaluating the effect that ASU 2018-11 will have on its consolidated financial statements.
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
September 30, 2018

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
In March 2017, the FASB issued ASU 2017-07, which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). Currently, all net periodic pension and postretirement benefit costs are presented in personnel expense on the Company’s consolidated statement of operations. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-15, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance. The standard will be effective for the Company on October 1, 2020. However, the Company is evaluating the effect that ASU 2018-15 will have on its consolidated financial statements and is considering early adoption of the standard.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Note 2—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “U.S. covered litigation.” These mechanisms are included in and referred to as the U.S. retrospective responsibility plan and consist of a U.S. litigation escrow agreement, the conversion feature of the Company’s shares of class B common stock, the indemnification obligations of the Visa U.S.A. members, an interchange judgment sharing agreement, a loss sharing agreement and an omnibus agreement, as amended.
U.S. covered litigation consists of a number of matters that have been settled or otherwise fully or substantially resolved, as well as the following:

•
the Interchange Multidistrict Litigation. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.) or MDL 1720, including all cases currently included in MDL 1720, any other case that includes claims for damages relating to the period prior to the Company’s IPO that has been or is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction;

•
any claim that challenges the reorganization or the consummation thereof; provided that such claim is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction; and

•
any case brought after October 22, 2015 by a merchant that opted out of the Rule 23(b)(3) settlement class pursuant to the 2012 Settlement Agreement in MDL 1720 that arises out of facts or circumstances substantially similar to those alleged in MDL 1720 and that is not transferred to or otherwise included in MDL 1720. See Note 17—Legal Matters.

U.S. litigation escrow agreement. In accordance with the U.S. litigation escrow agreement, the Company maintains an escrow account, from which settlements of, or judgments in, the U.S. covered litigation are paid. The amount of the escrow is determined by the board of directors and the Company’s litigation committee, all members of which are affiliated with, or act for, certain Visa U.S.A. members. The escrow funds are held in money market investments along with the interest earned, less applicable taxes and are classified as restricted cash on the consolidated balance sheets.
The following table sets forth the changes in the restricted cash—U.S. litigation escrow account by fiscal year:

	2018	2017
	(in millions)
Balance at beginning of period	$1,031	$1,027
Deposits into the litigation escrow account	600	—
Payments to opt-out merchants and interest earned on escrow funds(1)	(140)	4
Balance at end of period	$1,491	$1,031

(1)	These payments are associated with the interchange multidistrict litigation. See Note 17—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. The Company recorded an additional accrual of $600 million for the U.S. covered litigation during fiscal 2018. No additional accrual was recorded for the U.S. covered litigation during fiscal 2017. See Note 17—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same economic effect on diluted class A common stock earnings per share as repurchasing the Company’s class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 11—Stockholders’ Equity.
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
Interchange judgment sharing agreement. Visa U.S.A. and Visa International have entered into an interchange judgment sharing agreement with certain Visa U.S.A. members that have been named as defendants in the interchange multidistrict litigation, which is described in Note 17—Legal Matters. Under this judgment sharing agreement, Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of MasterCard.
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
Omnibus agreement. Visa entered into an omnibus agreement with MasterCard and certain Visa U.S.A. members that confirmed and memorialized the signatories’ intentions with respect to the loss sharing agreement, the interchange judgment sharing agreement and other agreements relating to the interchange multidistrict litigation, see Note 17—Legal Matters. Under the omnibus agreement, the monetary portion of any settlement of the interchange multidistrict litigation covered by the omnibus agreement would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. In addition, the monetary portion of any judgment assigned to Visa-related claims in accordance with the omnibus agreement would be treated as a Visa portion. Visa would have no liability for the monetary portion of any judgment assigned to MasterCard-related claims in accordance with the omnibus agreement, and if a judgment is not assigned to Visa-related claims or MasterCard-related claims in accordance with the omnibus agreement, then any monetary liability would be divided into a MasterCard portion at 33.3333% and a Visa portion at 66.6667%. The Visa portion of a settlement or judgment covered by the omnibus agreement would be allocated in accordance with specified provisions of the Company’s U.S. retrospective responsibility plan. The litigation provision on the consolidated statements of operations was not impacted by the execution of the omnibus agreement.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

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
Europe Retrospective Responsibility Plan
UK loss sharing agreement. The Company has entered into a loss sharing agreement with Visa Europe and certain of Visa Europe’s member financial institutions located in the United Kingdom (the “UK LSA members”). Each of the UK LSA members has agreed, on a several and not joint basis, to compensate the Company for certain losses which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom prior to the closing of the Visa Europe acquisition (the “Closing”), subject to the terms and conditions set forth therein and, with respect to each UK LSA member, up to a maximum amount of the up-front cash consideration received by such UK LSA member. The UK LSA members’ obligations under the UK loss sharing agreement are conditional upon, among other things, either (a) losses valued in excess of the sterling equivalent on June 21, 2016 of €1.0 billion having arisen in UK covered claims (and such losses having reduced the conversion rate of the UK&I preferred stock accordingly), or (b) the conversion rate of the UK&I preferred stock having been reduced to zero pursuant to losses arising in claims relating to multilateral interchange fee rate setting in the Visa Europe territory.
Litigation management deed. The Company has entered into a litigation management deed with Visa Europe which sets forth the agreed upon procedures for the management of the VE territory covered litigation, the allocation of losses resulting from this litigation (the “VE territory covered losses”) between the UK&I and Europe preferred stock, and any accelerated conversion or reduction in the conversion rate of the shares of UK&I and Europe preferred stock. The litigation management deed applies only to VE territory covered litigation (and resultant losses and liabilities). The litigation management deed provides that the Company will generally control the conduct of the VE territory covered litigation, subject to certain obligations to report and consult with the litigation management committees for VE territory covered litigation (the “VE territory litigation management committees”). The VE territory litigation management committees, which are composed of representatives of certain Visa Europe members, have also been granted consent rights to approve certain material decisions in relation to the VE territory covered litigation.
The Company obtained certain protections for VE territory covered losses through the UK&I and Europe preferred stock, the UK loss sharing agreement, and the litigation management deed, referred to as the “Europe retrospective responsibility plan.” The plan covers VE territory covered litigation (and resultant liabilities and losses) relating to the covered period, which generally refers to the period before the Closing. Visa’s protection from the plan is further limited to 70% of any liabilities where the claim relates to inter-regional multilateral interchange fee rates where the issuer is located outside the Visa Europe territory, and the merchant is located within the Visa Europe territory. The plan does not protect the Company in Europe against all types of litigation or remedies or fines imposed in competition law enforcement proceedings, only the interchange litigation specifically covered by the plan’s terms.
Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The total amount of protection available through the preferred stock component of the Europe retrospective responsibility plan is equivalent to the as-converted value of the preferred stock, which can be calculated at any point in time as the product of: (a) the outstanding number of shares of preferred stock; (b) the current conversion rate applicable to each class of preferred stock; and (c) Visa’s class A common stock price. This amount differs from the value of the preferred stock recorded within stockholders’ equity on the Company’s consolidated balance sheets. The book value of the preferred stock reflects its historical value recorded at the Closing less VE territory covered losses recovered through a reduction of the applicable conversion rate. The book value does not reflect changes in the underlying class A common stock price subsequent to the Closing.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Visa Inc. net income will not be impacted by VE territory covered losses as long as the as-converted value of the preferred stock is greater than the covered loss. VE territory covered losses will be recorded when the loss is deemed to be probable and reasonably estimable, or in the case of attorney’s fees, when incurred. Concurrently, the Company will record a reduction to stockholders’ equity, which represents the Company’s right to recover such losses through adjustments to the conversion rate applicable to the preferred stock. The reduction to stockholders’ equity is recorded in a contra-equity account referred to as “right to recover for covered losses.”
VE territory covered losses may be recorded before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity will then be recorded against the book value of the preferred stock within stockholders’ equity.
During the year ended September 30, 2018, the Company recovered $56 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The conversion rates applicable to the UK&I and Europe preferred stock were reduced from 13.077 and 13.948, respectively, as of September 30, 2017 to 12.955 and 13.888, respectively, as of September 30, 2018.
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within equity during the year ended September 30, 2018. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 17—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2017	$2,326	$3,200	$(52)
VE territory covered losses incurred	—	—	(11)
Recovery through conversion rate adjustment	(35)	(21)	56
Balance as of September 30, 2018	$2,291	$3,179	$(7)
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of September 30, 2018 and 2017.(1)

	September 30, 2018		September 30, 2017
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-Converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$4,823	$2,291	$3,414	$2,326
Europe preferred stock	6,580	3,179	4,634	3,200
Total	11,403	5,470	8,048	5,526
Less: right to recover for covered losses	(7)	(7)	(52)	(52)
Total recovery for covered losses available	$11,396	$5,463	$7,996	$5,474

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values of preferred stock are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2018; (b) 12.955 and 13.888, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2018; and (c) $150.09, Visa’s class A common stock closing stock price as of September 30, 2018. Earnings per share is calculated based on unrounded numbers.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

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

Note 3—Fair Value Measurements and Investments
Fair Value Measurements
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2
	2018	2017	2018	2017
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$6,252	$5,935
U.S. government-sponsored debt securities			$1,048	$2,870
Investment securities, trading:
Equity securities	98	82
Investment securities, available-for-sale:
U.S. government-sponsored debt securities			5,008	3,663
U.S. Treasury securities	2,508	1,621
Equity securities	15	124
Prepaid and other current assets:
Foreign exchange derivative instruments			78	18
Other assets:
Total	$8,873	$7,762	$6,134	$6,551
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$22	$98
Total	$—	$—	$22	$98
There were no transfers between Level 1 and Level 2 assets during fiscal 2018.
Level 1 assets measured at fair value on a recurring basis. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities measured at fair value on a recurring basis. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity investments and investments accounted for under the equity method. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. When certain events or circumstances indicate that impairment may exist, the Company revalues the investments using various assumptions, including the financial metrics and ratios of comparable public companies. There were no significant impairment charges incurred during fiscal 2018, 2017 and 2016. At September 30, 2018 and 2017, these investments totaled $137 million and $94 million, respectively. These assets are classified in other assets on the consolidated balance sheets.
Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships, trade names and reseller relationships, all of which were obtained through acquisitions. See Note 5—Intangible Assets and Goodwill.
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2018, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2018. See Note 1—Summary of Significant Accounting Policies.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets at September 30, 2018 and 2017. The fair value of these notes, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of long-term debt were both $16.6 billion as of September 30, 2018. The carrying value and estimated fair value of long-term debt was $18.4 billion and $19.2 billion, respectively, as of September 30, 2017.
Other Financial Instruments not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2018, but require disclosure of their fair values: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable and customer collateral. The estimated fair value of such instruments at September 30, 2018 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Investments
Trading Investment Securities
Trading investment securities include mutual fund equity security investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company’s employees. These investments are held in trust and are not available for the Company’s operational or liquidity needs. Interest and dividend income and changes in fair value are recorded in non-operating income, and offset in personnel expense on the consolidated statements of operations. As of September 30, 2018 and 2017, trading investment securities totaled $98 million and $82 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Available-for-sale Investment Securities
The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities are as follows:

	September 30, 2018				September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$5,016	$—	$(8)	$5,008	$3,664	$1	$(2)	$3,663
U.S. Treasury securities	2,516	—	(8)	2,508	1,623	—	(2)	1,621
Equity securities	4	11	—	15	5	119	—	124
Total	$7,536	$11	$(16)	$7,531	$5,292	$120	$(4)	$5,408
Less: current portion of available-for-sale investment securities				$(3,449)				$(3,482)
Long-term available-for-sale investment securities				$4,082				$1,926
Available-for-sale investment securities primarily include U.S. Treasury securities and U.S. government-sponsored debt securities. Available-for-sale debt securities are presented below in accordance with their stated maturities. A portion of these investments, $4.1 billion, are classified as non-current, as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

	Amortized Cost	Fair Value
	(in millions)
September 30, 2018:
Due within one year	$3,443	$3,434
Due after 1 year through 5 years	4,089	4,082
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$7,532	$7,516

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Investment Income
Investment income is recorded as non-operating income in the Company’s consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2018	2017	2016
	(in millions)
Interest and dividend income on cash and investments	$173	$92	$75
Gain on other investments	—	6	5
Investment securities, trading:
Unrealized gains, net	2	6	3
Realized gains, net	4	2	—
Investment securities, available-for-sale:
Realized gains (losses), net from sales	98	(1)	3
Realized gains from donation	193	—	—
Other-than-temporary impairment on investments	—	—	(4)
Investment income	$470	$105	$82
Note 4—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30, 2018	September 30, 2017
	(in millions)
Land	$69	$72
Buildings and building improvements	898	865
Furniture, equipment and leasehold improvements	1,661	1,534
Construction-in-progress	153	139
Technology	2,916	2,533
Total property, equipment and technology	5,697	5,143
Accumulated depreciation and amortization	(3,225)	(2,890)
Property, equipment and technology, net	$2,472	$2,253
Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payments network. At September 30, 2018 and 2017, accumulated amortization for technology was $1.9 billion and $1.7 billion, respectively.
At September 30, 2018, estimated future amortization expense on technology was as follows:

Fiscal year ending September 30,	2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Estimated future amortization expense	$309	$257	$195	$128	$69	$32	$990
Depreciation and amortization expense related to property, equipment and technology was $558 million, $500 million and $452 million for fiscal 2018, 2017 and 2016, respectively. Included in those amounts was amortization expense on technology of $312 million, $285 million and $259 million for fiscal 2018, 2017 and 2016, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Note 5—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30, 2018			September 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$452	$(274)	$178	$438	$(237)	$201
Trade names	199	(106)	93	195	(93)	102
Reseller relationships	95	(82)	13	95	(79)	16
Other	17	(11)	6	17	(9)	8
Total finite-lived intangible assets	763	(473)	290	745	(418)	327
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	23,184	—	23,184	23,437	—	23,437
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	27,268	—	27,268	27,521	—	27,521
Total intangible assets	$28,031	$(473)	$27,558	$28,266	$(418)	$27,848
Amortization expense related to finite-lived intangible assets was $55 million, $56 million and $50 million for fiscal 2018, 2017 and 2016, respectively. At September 30, 2018, estimated future amortization expense on finite-lived intangible assets is as follows:

Fiscal year ending September 30,	2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Estimated future amortization expense	$56	$56	$56	$50	$28	$44	$290
There was no impairment related to the Company’s indefinite-lived or finite-lived intangible assets during fiscal 2018, 2017 or 2016.
In February 2017, the Company acquired a business for a total purchase consideration net of cash received of approximately $302 million, paid primarily with cash on hand. Total purchase consideration has been allocated to the tangible and identifiable intangible assets acquired, and to liabilities assumed based on their respective fair values on the acquisition date. Related finite-lived intangible assets recorded totaled $104 million with a weighted-average useful life of eight years. Goodwill of $181 million was recorded to reflect the excess purchase consideration over net assets acquired. The consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma information related to the acquisition has not been presented as the impact is not material to the Company’s financial results.
The decrease in total net intangible assets and goodwill during fiscal 2018 was primarily related to foreign currency translation, which is recorded as a component of accumulated other comprehensive income in the consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Note 6—Debt
The Company had outstanding debt as follows:

	September 30, 2018	September 30, 2017
	Principal Amount	Principal Amount	Effective Interest Rate
	(in millions, except percentages)
1.20% Senior Notes due 2017 (the “2017 Notes”)	—	1,750	1.37%
2.20% Senior Notes due 2020 (the “2020 Notes”)	3,000	3,000	2.30%
2.15% Senior Notes due September 2022 (the “September 2022 Notes”)	1,000	1,000	2.30%
2.80% Senior Notes due December 2022 (the “December 2022 Notes”)	2,250	2,250	2.89%
3.15% Senior Notes due 2025 (the “2025 Notes”)	4,000	4,000	3.26%
2.75% Senior Notes due 2027 (the “2027 Notes”)	750	750	2.91%
4.15% Senior Notes due 2035 (the “2035 Notes”)	1,500	1,500	4.23%
4.30% Senior Notes due 2045 (the “2045 Notes”)	3,500	3,500	4.37%
3.65% Senior Notes due 2047 (the “2047 Notes”)	750	750	3.73%
Total debt	$16,750	$18,500

Unamortized discounts and debt issuance costs	(120)	(133)
Less: current portion of long-term debt	—	(1,749)
Total long-term debt	$16,630	$16,618
Senior Notes
In September 2017, the Company issued fixed-rate senior notes (the September 2022 Notes, 2027 Notes and 2047 Notes, or collectively, the “Notes issued in 2017”) in an aggregate principal amount of $2.5 billion, with maturities ranging between 5 and 30 years. Interest on the Notes issued in 2017 is payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2018. The net aggregate proceeds from the Notes issued in 2017, after deducting discounts and debt issuance costs, were approximately $2.5 billion.
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
The indenture governing the Company’s outstanding senior notes, or collectively, the “Notes”, contains customary event of default provisions. The Notes are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. The Company was in compliance with all related covenants as of September 30, 2018. Each series of Notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices.
The Company recognized related interest expense of $550 million and $505 million in fiscal 2018 and fiscal 2017, respectively, as non-operating expense.
At September 30, 2018, future principal payments on the Company’s outstanding debt are as follows:

Fiscal year ending September 30,	2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Future principal payments	$—	$—	$3,000	$1,000	$2,250	$10,500	$16,750

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Company had no outstanding obligations under the program as of September 30, 2018 and 2017.
Credit Facility
The Company is a party to a credit agreement for a 5-year, unsecured $4.0 billion revolving credit facility (the “Credit Facility”) which expires on January 27, 2022. Borrowings under the Credit Facility are available for general corporate purposes. Interest on borrowings under the Credit Facility would be charged at the London Interbank Offered Rate (LIBOR) or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable rating of senior unsecured long-term securities of the Company. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. The Company had no amounts outstanding under the Credit Facility as of September 30, 2018 and 2017.
Note 7—Pension, Postretirement and Other Benefits
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
Defined benefit pension plans. The U.S. pension benefits under the defined benefit pension plan were earned based on a cash balance formula. An employee’s cash balance account was credited with an amount equal to 6% of eligible compensation plus interest based on 30-year Treasury securities. In October 2015, the Company’s board of directors approved an amendment of the U.S. qualified defined benefit pension plan such that the Company discontinued employer provided credits after December 31, 2015. Plan participants continue to earn interest credits on existing balances at the time of the freeze. As a result, a curtailment gain totaling $8 million was recognized in fiscal 2016 as part of the Company’s net periodic benefit cost.
The funding policy for the U.S. pension benefits is to contribute annually no less than the minimum required contribution under ERISA.
Under the Visa Europe UK pension plans, presented below under “non-U.S. plans”, retirement benefits are provided based on the participants’ final pensionable pay and are currently closed to new entrants. However, future benefits continue to accrue for active participants. The funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of the UK pension plans. Additional amounts may be agreed with the UK pension plan trustees.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Summary of Plan Activities
Reconciliation of pension benefit obligations, plan assets, funded status and amounts recognized in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Change in Pension Benefit Obligation:
Benefit obligation—beginning of fiscal year	$913	$1,072	$433	$474
Service cost	—	—	4	6
Interest cost	32	36	12	11
Actuarial loss (gain)	(38)	(58)	24	(52)
Benefit payments	(63)	(137)	(9)	(14)
Foreign currency exchange rate changes	—	—	(12)	8
Benefit obligation—end of fiscal year	$844	$913	$452	$433
Accumulated benefit obligation	$844	$913	$452	$433
Change in Plan Assets:
Fair value of plan assets—beginning of fiscal year	$1,074	$1,077	$433	$415
Actual return on plan assets	78	125	13	17
Company contribution	1	9	11	5
Benefit payments	(63)	(137)	(9)	(14)
Foreign currency exchange rate changes	—	—	(12)	10
Fair value of plan assets—end of fiscal year	$1,090	$1,074	$436	$433
Funded status at end of fiscal year	$246	$161	$(16)	$—
Recognized in Consolidated Balance Sheets:
Non-current asset	$252	$168	$—	$5
Current liability	(1)	(1)	(10)	(5)
Non-current liability	(5)	(6)	(6)	—
Funded status at end of fiscal year	$246	$161	$(16)	$—
Amounts recognized in accumulated other comprehensive income before tax:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Net actuarial loss	$47	$97	$39	$9

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Benefit obligations in excess of plan assets related to the Company’s U.S. non-qualified plan and the non-U.S. pension plans(1) :

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation—end of year	$(6)	$(7)	$(452)	$(5)
Fair value of plan assets—end of year	$—	$—	$436	$—
Projected benefit obligation in excess of plan assets
Benefit obligation—end of year	$(6)	$(7)	$(452)	$(5)
Fair value of plan assets—end of year	$—	$—	$436	$—
Net periodic pension cost:

	U.S. Plans			Non-U.S. Plans(1)
	For the Years Ended September 30,
	2018	2017	2016	2018	2017	2016
	(in millions)
Service cost	$—	$—	$13	$4	$6	$1
Interest cost	32	36	40	12	11	3
Expected return on assets	(70)	(70)	(69)	(20)	(16)	(4)
Amortization of prior service credit	—	—	(1)	—	—	—
Amortization of actuarial loss	—	15	7	—	2	—
Curtailment gain	—	—	(8)	—	—	—
Settlement loss	3	15	13	—	—	—
Total net periodic benefit cost	$(35)	$(4)	$(5)	$(4)	$3	$—

(1)	For fiscal 2016, the amounts represent the Visa Europe plans’ net pension benefit cost recognized from the Closing through September 30, 2016.
Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2018	2017	2016	2018	2017	2016
	(in millions)
Current year actuarial loss (gain)	$(47)	$(113)	$30	$30	$(53)	$66
Amortization of actuarial (loss) gain	(3)	(30)	(20)	—	(2)	—
Amortization of prior service credit	—	—	9	—	—	—
Total recognized in other comprehensive income	$(50)	$(143)	$19	$30	$(55)	$66
Total recognized in net periodic benefit cost and other comprehensive income	$(85)	$(147)	$14	$26	$(52)	$66

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Weighted-Average Actuarial Assumptions:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2018	2017	2016	2018	2017	2016
Discount rate(1) for benefit obligation:
Pension	4.23%	3.84%	3.62%	2.90%	2.70%	2.40%
Discount rate for net periodic benefit cost:
Pension	3.84%	3.62%	4.33%	2.70%	2.40%	3.10%
Expected long-term rate of return on plan assets(2)	7.00%	7.00%	7.00%	4.25%	4.50%	3.92%
Rate of increase(3) in compensation levels for:
Benefit obligation	NA	NA	NA	3.20%	3.20%	3.20%
Net periodic benefit cost	NA	NA	NA	3.20%	3.20%	3.00%

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

(3)
This assumption is not applicable for the U.S. plans due to the amendment of the U.S. qualified defined benefit pension plan in October 2015, which discontinued the employer provided credits effective after December 31, 2015.

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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances the pension plan assets, as appropriate, to ensure that allocations are consistent with its investment strategy and within target allocation ranges. For U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity securities of 50% to 80%, fixed income securities of 25% to 35% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2018, U.S. pension plan asset allocations for these categories were 65%, 29% and 6%, respectively, which were within target allocation ranges.
For non-U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity securities of 15%, interest and inflation hedging assets of 40% and other of 45%, consisting of cash, certain multi-asset funds and property. At September 30, 2018, non-U.S. pension plan asset allocations for these categories were 16%, 38% and 46%, respectively, which were generally aligned with the target allocations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The following tables set forth by level, within the fair value hierarchy, the pension plan’s investments at fair value as of September 30, 2018 and 2017, including the impact of transactions that were not settled at the end of September:

	U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Cash equivalents	$65	$31					$65	$31
Collective investment funds			571	540			571	540
Corporate debt securities			187	197			187	197
U.S. government-sponsored debt securities			30	47			30	47
U.S. Treasury securities	62	75					62	75
Asset-backed securities					34	39	34	39
Equity securities	141	145					141	145
Total	$268	$251	$788	$784	$34	$39	$1,090	$1,074

	Non-U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Cash equivalents	$6	$1					$6	$1
Corporate debt securities			—	39			—	39
UK Treasury securities	—	150					—	150
Asset-backed securities					33	32	33	32
Equity securities	68	134					68	134
Multi-asset securities (1)			329	77			329	77
Total	$74	$285	$329	$116	$33	$32	$436	$433

(1)	Multi-asset securities represent pension plan assets that are invested in funds comprised of broad ranges of assets.
Level 1 assets. Cash equivalents (money market funds and time deposits), U.S. and UK Treasury securities and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets. Collective investment funds are unregistered investment vehicles that generally commingle the assets of multiple fiduciary clients, such as pension and other employee benefit plans, to invest in portfolio of stocks, bonds or other securities. Although the collective investment funds held by the plan are ultimately invested in publicly traded equity securities, their own unit values are not directly observable, and therefore they are classified as Level 2. The fair values of corporate debt, multi-asset, derivatives and U.S. government-sponsored securities are based on quoted prices in active markets for similar assets as provided by third-party pricing vendors. This pricing data is reviewed internally for reasonableness through comparisons with benchmark quotes from independent third-party sources. Based on this review, the valuation is confirmed or revised accordingly.
Level 3 assets. Asset-backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

There were no transfers between Level 1 and Level 2 assets during fiscal 2018 or 2017. A roll-forward of Level 3 plan assets measured at fair value is not presented because activities during fiscal 2018 and 2017 were immaterial.
Cash Flows

	U.S. Plans	Non-U.S. Plans
Actual employer contributions	(in millions)
2018	$1	$11
2017	9	5
Expected employer contributions
2019	1	10
Expected benefit payments
2019	150	5
2020	73	5
2021	70	5
2022	67	5
2023	64	5
2024-2028	284	28
Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the United States. Personnel costs included $93 million, $58 million, and $55 million in fiscal 2018, 2017 and 2016, respectively, for expenses attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
Note 8—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa operating rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement.
Historically, the Company has experienced minimal losses as a result of its settlement risk guarantee. However, the Company’s future obligations, which could be material under its guarantees, are not determinable as they are dependent upon future events.
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. The Company’s maximum settlement exposure was $91.7 billion and the average daily settlement exposure was $56.7 billion during the year ended September 30, 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At September 30, 2018 and 2017, the Company held the following collateral to manage settlement exposure:

	September 30, 2018	September 30, 2017
	(in millions)
Cash equivalents	$1,708	$1,490
Pledged securities at market value	192	167
Letters of credit	1,382	1,316
Guarantees	860	941
Total	$4,142	$3,914

Cash equivalent collateral reflected in customer collateral on the consolidated balance sheets is held by a custodian in an account under the Company’s name and ownership. At September 30, 2018 and 2017, $384 million of cash equivalent collateral is excluded from the consolidated balance sheets as clients retain beneficial ownership of it and it is only accessible to the Company in the event of default by the client on its settlement obligations. All other collateral is excluded from the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies.
Note 9—Derivative and Non-derivative Financial Instruments
Derivative Financial Instruments
Designated derivative financial instrument hedges. The aggregate notional amount of the Company’s derivative contracts outstanding in its hedge program was $2.5 billion at September 30, 2018 and $1.8 billion at September 30, 2017. As of September 30, 2018, the Company’s cash flow hedges in an asset position totaled $78 million and were classified in prepaid expenses and other current assets on the consolidated balance sheets, while cash flow hedges in a liability position totaled $20 million and were classified in accrued liabilities on the consolidated balance sheets. These amounts are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies.
The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded from effectiveness testing and measurement purposes. Excluded forward points are reported in earnings. For fiscal 2018, 2017 and 2016, the amounts by which earnings were reduced relating to excluded forward points were $9 million, $18 million and $30 million, respectively.
The effective portion of changes in the fair value of derivative contracts is recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income or loss related to that hedge is reclassified to operating revenue or expense. The Company expects to reclassify $71 million of pre-tax gains to earnings during fiscal 2019.
Non-designated derivative financial instrument hedges. Subsequent to the acquisition of Visa Europe, the Company entered into currency forward contracts to offset Visa Europe hedges outstanding at the date of the acquisition that did not qualify for cash flow hedge accounting treatment in accordance with U.S. GAAP or the Company’s accounting policy.
The Company utilizes foreign exchange derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currency held by Visa Europe. As of September 30, 2018 and 2017, the aggregate notional amount of these balance sheet hedges was $1.2 billion and $1.0 billion, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Credit and market risks. The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2018, the Company has received collateral of $56 million, from counterparties, which is included in accrued liabilities in the consolidated balance sheets, and posted collateral of $2 million, which is included in prepaid expenses and other current assets in the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant as of September 30, 2018.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
As of September 30, 2018, the Company had designated $1.1 billion of its euro-denominated deferred cash consideration liability, a non-derivative financial instrument, as a hedge against a portion of the foreign currency exchange rate exposure of the Company’s euro-denominated net investment of $18.8 billion in Visa Europe. During fiscal 2018, changes in the euro exchange rate against the U.S. dollar resulted in net foreign currency translation adjustments of $0.4 billion.
Note 10—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property, equipment and technology assets are classified by major geographic areas as follows:

	September 30, 2018	September 30, 2017
	(in millions)
United States	$2,152	$2,003
International	320	250
Total	$2,472	$2,253

Revenue by geographic market is primarily based on the location of the issuing financial institution. Revenues earned in the United States were approximately 45% of net operating revenues in fiscal 2018, 47% in fiscal 2017 and 52% in fiscal 2016. No individual country, other than the United States, generated more than 10% of net operating revenues in these years.
A significant portion of Visa’s operating revenues is concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. The Company did not have any customer that generated greater than 10% of its net operating revenues in fiscal 2018, 2017 and 2016.
Note 11—Stockholders’ Equity
Visa Europe acquisition. In connection with the Visa Europe acquisition, three new series of preferred stock of the Company were created. Upon issuance, all of the preferred stock participate on an as-converted basis in regular quarterly cash dividends declared on the Company’s class A common stock. Additionally, Visa Europe held shares of Visa Inc.’s class C common stock, which were treated as treasury stock in purchase accounting. During fiscal 2017, the newly-formed Visa Foundation received all Visa Inc. shares that were previously recorded as treasury stock. See Note 16—Income Taxes
As-converted class A common stock. The UK&I and Europe preferred stock, issued in the Visa Europe acquisition, is convertible upon certain conditions into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of UK&I and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities. See Note 2—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis at September 30, 2018, are as follows:

	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock (1)
	(in millions, except conversion rate)
UK&I preferred stock	2	12.9550		32
Europe preferred stock	3	13.8880		44
Class A common stock (2)	1,768	—		1,768
Class B common stock	245	1.6298	(3)	400
Class C common stock	12	4.0000		47
Total				2,291

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding reflect repurchases settled on or before September 30, 2018.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. During fiscal 2018, total as-converted class A common stock was reduced by 63 million shares at an average price of $124.29 per share. Of the 63 million shares, 58 million were repurchased in the open market using $7.2 billion of operating cash on hand. Additionally, in June 2018, the Company deposited $600 million of operating cash into the litigation escrow account previously established under the U.S. retrospective responsibility plan. Also, the Company recovered $56 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan during fiscal 2018. The deposit and recovery have the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because they reduce the class B common stock conversion rate and the UK&I and Europe preferred stock conversion rates and consequently, reduce the as-converted class A common stock share count. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
The following table presents share repurchases in the open market for the following fiscal years(1):

	For the Years Ended September 30,
	2018	2017	2016
	(in millions, except per share data)
Shares repurchased in the open market(2)	58	77	91
Average repurchase price per share(3)	$123.76	$89.98	$77.05
Total cost	$7,192	$6,891	$6,987

(1)
Shares repurchased in the open market reflect repurchases settled during fiscal 2018, 2017 and 2016. These amounts include repurchases traded but not yet settled on or before September 30, 2017, September 30, 2016 and September 30, 2015 for fiscal 2018, 2017 and 2016, respectively. Also, these exclude repurchases traded but not yet settled on or before September 30, 2018, September 30, 2017 and September 30, 2016 for fiscal 2018, 2017 and 2016, respectively.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.
In January 2018, the Company’s board of directors authorized an additional $7.5 billion share repurchase program. This authorization has no expiration date. As of September 30, 2018, the Company’s January 2018 share repurchase program had remaining authorized funds of $4.2 billion for share repurchase. All share repurchase programs authorized prior to January 2018 have been completed.
Under the terms of the U.S. retrospective responsibility plan, when the Company makes a deposit into the litigation escrow account, the shares of class B common stock are subject to dilution through a reduction to the conversion rate of the shares of class B common stock to shares of class A common stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The following table presents as-converted class B common stock after deposits into the litigation escrow account for fiscal 2018. There were no comparable adjustments recorded for as-converted class B common stock during fiscal 2017 and 2016.

For the Year Ended September 30, 2018
(in millions, except per share data)
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
The following table presents as-converted UK&I and Europe preferred stock, after the Company recovered VE territory covered losses through conversion rate adjustments, for fiscal 2018 and 2017. There were no comparable adjustments recorded for UK&I and Europe preferred stock during fiscal 2016.

	UK&I Preferred Stock			Europe Preferred Stock
	For the Years Ended September 30,
	2018		2017	2018		2017
	(in millions, except per share and conversion rate data)
Reduction in equivalent number of as-converted shares of class A common stock	—	(1)	2	—	(1)	—	(1)
Effective price per share (2)	$113.05		$88.70	$112.92		$85.01
Recovery through conversion rate adjustment	$35		$190	$21		$1

(1)	The reduction in equivalent number of shares of class A common stock was less than one million shares.

(2)
Effective price per share for each adjustment made during the year is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C convertible participating preferred stock. Effective price per share for each fiscal year is calculated using the weighted-average effective prices of the respective adjustments made during the year.

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
Adjustment of the conversion rate occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the U.S. litigation escrow account (or any cash deposit by the Company in lieu thereof) resulting in a further corresponding decrease in the conversion rate; or (ii) the final resolution of the U.S. covered litigation and the release of funds remaining on deposit in the U.S. litigation escrow account to the Company resulting in a corresponding increase in the conversion rate. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
Class C common stock. As of September 30, 2018, all of the shares of class C common stock have been released from transfer restrictions. A total of 140 million shares have been converted from class C to class A common stock upon their sale into the public market.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Preferred stock. Preferred stock may be issued as redeemable or non-redeemable, and has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had 5 million shares of UK&I and Europe preferred stock outstanding at the end of fiscal 2018 and 2017. The shares of UK&I and Europe preferred stock are subject to restrictions on transfer and may become convertible in stages based on developments in the VE territory covered litigation. The shares of UK&I and Europe preferred stock will become fully convertible on the 12th anniversary of the Closing, subject only to a holdback to cover any then-pending claims. Upon any such conversion of the UK&I or Europe preferred stock (whether by such 12th anniversary, or thereafter with respect to claims pending on such anniversary), the holder would receive either class A common stock or class A equivalent preferred stock (for those who are not eligible to hold class A common stock pursuant to the Company’s charter). The class A equivalent preferred stock will be freely transferable and each share of class A equivalent preferred stock will automatically convert into 100 shares of class A common stock upon a transfer to any holder that is eligible to hold class A common stock under the charter. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
Voting rights. The holders of the UK&I and Europe preferred stock have no right to vote on any matters, except for certain defined matters, including, in specified circumstances, any consolidation, merger, combination or similar transaction of the Company in which the preferred stockholders would either (i) receive shares of common stock or other equity securities of the Company with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock or (ii) receive securities, cash or other property that is different from what the Company’s class A common stockholders would receive. With respect to these limited matters on which the holders of preferred stock may vote, approval by the preferred stockholders requires the affirmative vote of the outstanding voting power of each such series of preferred stock, each such series voting as a single class. In either case, the UK&I and Europe preferred stockholders are entitled to cast a number of votes equal to the number of shares held by each such holder. Holders of the class A equivalent preferred stock, upon issuance at conversion, will have similar voting rights to the rights of the holders of the UK&I and Europe preferred stock.
Class A common stockholders have the right to vote on all matters on which stockholders generally are entitled to vote. Class B and C common stockholders have no right to vote on any matters, except for certain defined matters, including (i) any decision to exit the core payments business, in which case the class B and C common stockholders will vote together with the class A common stockholders in a single class, and (ii) in specified circumstances, any consolidation, merger, combination or similar transaction of the Company, in which case the class B and C common stockholders will vote together as a single class. In either case, the class B and C common stockholders are entitled to cast a number of votes equal to the number of shares of class B or C common stock held multiplied by the applicable conversion rate in effect on the record date. Holders of the Company’s common stock have no right to vote on any amendment to the current certificate of incorporation that relates solely to any series of preferred stock.
Dividends declared. The Company declared and paid $1.9 billion in dividends in fiscal 2018 at a quarterly rate of $0.195 per share in the first fiscal quarter and $0.21 per share in the remaining quarters of the fiscal year. On October 16, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.25 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on December 4, 2018, to all holders of record of the Company’s common and preferred stock as of November 16, 2018.
Note 12—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares of each class of common stock outstanding reflects changes in ownership over the periods presented. See Note 11—Stockholders’ Equity.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

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
The following table presents earnings per share for fiscal 2018.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$7,937	1,792	$4.43	$10,301	2,329	(3)	$4.42
Class B common stock	1,787	245	$7.28	$1,785	245		$7.27
Class C common stock	218	12	$17.72	$217	12		$17.69
Participating securities(4)	359	Not presented	Not presented	$358	Not presented		Not presented
Net income	$10,301
The following table presents earnings per share for fiscal 2017.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$5,170	1,845	$2.80	$6,699	2,395	(3)	$2.80
Class B common stock	1,134	245	$4.62	$1,132	245		$4.61
Class C common stock	163	14	$11.21	$162	14		$11.19
Participating securities(4)	232	Not presented	Not presented	$232	Not presented		Not presented
Net income	$6,699
The following table presents earnings per share for fiscal 2016.(1)

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A) (2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$4,738	1,906	$2.49	$5,991	2,414	(3)	$2.48
Class B common stock	1,006	245	$4.10	$1,004	245		$4.09
Class C common stock	185	19	$9.94	$185	19		$9.93
Participating securities(4)	62	Not presented	Not presented	$61	Not presented		Not presented
Net income	$5,991

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 403 million for fiscal 2018, and 405 million for fiscal 2017 and 2016. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 49 million, 58 million and 75 million for fiscal 2018, 2017 and 2016, respectively. The weighted-average number of shares of preferred stock included within participating securities was 32 million and 33 million of as-converted UK&I preferred stock for fiscal 2018 and 2017, respectively, and 44 million of as-converted Europe preferred stock for fiscal 2018 and 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 3 million common stock equivalents for fiscal 2018, and 5 million common stock equivalents for fiscal 2017 and 2016, because their effect would have been dilutive. The computation excludes 1 million of common stock equivalents for fiscal 2018, and 2 million of common stock equivalents for fiscal 2017 and 2016, because their effect would have been anti-dilutive.

(4)
Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s UK&I and Europe preferred stock, restricted stock awards, restricted stock units and earned performance-based shares. Participating securities’ income is allocated based on the weighted-average number of shares of as-converted stock. See Note 11—Stockholders’ Equity.

Note 13—Share-based Compensation
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
Share-based compensation cost is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. For fiscal 2018, 2017 and 2016, the Company recorded share-based compensation cost related to the EIP of $312 million, $224 million and $211 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits were $53 million, $67 million and $62 million for fiscal 2018, 2017 and 2016, respectively. The amount of capitalized share-based compensation cost was immaterial during fiscal 2018, 2017 and 2016.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
During fiscal 2018, 2017 and 2016, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2018	2017	2016
Expected term (in years)(1)	4	4.23	4.35
Risk-free rate of return(2)	2.0%	1.6%	1.5%
Expected volatility(3)	18.3%	20.2%	21.7%
Expected dividend yield(4)	0.7%	0.8%	0.7%
Fair value per option granted	$18.24	$13.90	$15.01

(1)
Until March 2018, this assumption was based on the Company’s historical option exercises and those of a set of peer companies that management believed to be generally comparable to Visa. The Company’s data was weighted based on the number of years between the measurement date and Visa’s IPO date as a percentage of the options’ contractual term. The relative weighting placed on Visa’s data and peer data for stock options granted until March 2018 in fiscal 2018 was approximately 97% and 3%, respectively, 87% and 13% in fiscal 2017, respectively, and 77% and 23% in fiscal 2016, respectively. The assumptions for stock options granted after March 2018 was based on Visa’s historical exercise experience as the passage of time since the Company’s IPO has exceeded 10 years.

(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.

(3)	Based on the Company’s implied and historical volatility. The expected volatility was approximately 18% in fiscal 2018 and 20% in fiscal 2017 and ranged from 20% to 23% in fiscal 2016.

(4)	Based on the Company’s annual dividend rate on the date of grant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The following table summarizes the Company’s option activity for fiscal 2018:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at September 30, 2017	7,115,876	$50.17
Granted	1,646,060	$110.26
Forfeited	(281,952)	$93.19
Expired	(1,128)	$11.00
Exercised	(2,690,016)	$28.37
Outstanding at September 30, 2018	5,788,840	$75.30	6.94	$433
Options exercisable at September 30, 2018	3,000,704	$55.28	5.42	$285
Options exercisable and expected to vest at September 30, 2018(2)	5,567,702	$74.23	6.86	$422

(1)	Calculated using the closing stock price on the last trading day of fiscal 2018 of $150.09, less the option exercise price, multiplied by the number of instruments.

(2)	Applies a forfeiture rate to unvested options outstanding at September 30, 2018 to estimate the options expected to vest in the future.
For the options exercised during fiscal 2018, 2017 and 2016, the total intrinsic value was $249 million, $178 million and $103 million, respectively, and the tax benefit realized was $55 million, $62 million and $35 million, respectively. As of September 30, 2018, there was $22 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.6 years.
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
The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. No RSAs were granted during fiscal 2018, 2017 and 2016. The weighted-average grant-date fair value of RSUs granted during fiscal 2018, 2017 and 2016 was $111.11, $81.67 and $79.77, respectively. The total grant-date fair value of RSAs and RSUs vested during fiscal 2018, 2017 and 2016 was $183 million, $163 million and $142 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The following table summarizes the Company’s RSA and RSU activity for fiscal 2018:

	Restricted Stock		Weighted- Average Grant Date Fair Value		Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value (1) (in millions)
	Awards	Units	RSA	RSU	RSA	RSU	RSA	RSU
Outstanding at September 30, 2017	466,007	4,673,701	$63.37	$80.37
Granted	—	2,832,984	$—	$111.11
Vested	(451,297)	(1,937,132)	$63.39	$79.76
Forfeited	(14,710)	(365,099)	$72.25	$92.31
Outstanding at September 30, 2018	—	5,204,454	$—	$96.50	0.0	0.88	$—	$781

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2018 of $150.09 by the number of instruments.
At September 30, 2018, there was $284 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.88 years for RSUs.
Performance-based Shares
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2018:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Outstanding at September 30, 2017	937,675	$84.20
Granted(2)	641,498	$120.11
Vested and earned	(355,563)	$88.05
Unearned	(48,980)	$76.07
Forfeited	(175,214)	$108.05
Outstanding at September 30, 2018	999,416	$102.07	0.94	$150

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2018 of $150.09 by the number of instruments.

(2)	Represents the maximum number of performance-based shares which could be earned.
For the Company’s performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on the Company’s earnings per share target. The market condition is based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. The fair value of the performance-based shares, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. The grant-date fair value of performance-based shares granted in fiscal 2018, 2017 and 2016 was $120.11, $86.37 and $92.71 per share, respectively. Earned performance shares granted in fiscal 2018, 2017 and 2016 vest approximately three years from the initial grant date. All performance awards are subject to earlier vesting in full under certain conditions.
Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period. At September 30, 2018, there was $54 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.94 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Employee Stock Purchase Plan
The Visa Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to purchase the Company’s class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. A total of 20 million shares of class A common stock have been reserved for issuance under the ESPP. ESPP did not have a material impact on the consolidated financial statements in fiscal 2018, 2017 or 2016.
Note 14—Commitments and Contingencies
Commitments. The Company leases certain premises and equipment throughout the world with varying expiration dates. The Company incurred total rent expense of $224 million, $159 million and $134 million in fiscal 2018, 2017 and 2016, respectively. Future minimum payments on leases at September 30, 2018 are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Operating leases	$180	$123	$102	$89	$75	$178	$747
Deferred purchase consideration. On June 21, 2016, the Company acquired 100% of the share capital of Visa Europe. In connection with the purchase, the Company will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the Closing.
Note 15—Related Parties
Visa considers an entity to be a related party for purposes of this disclosure if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year, or if an officer or employee of that entity also serves on the Company’s board of directors. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10% or (ii) if the investment is accounted for under the equity method of accounting. At September 30, 2018 and 2017, no entity owned more than 10% of the Company’s total voting common stock. There were no significant transactions with related parties during fiscal 2018, 2017 and 2016.
Note 16—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	2018	2017	2016
	(in millions)
U.S.	$8,088	$8,440	$5,839
Non-U.S.	4,718	3,254	2,173
Total income before taxes	$12,806	$11,694	$8,012
U.S. income before taxes included $2.7 billion, $2.9 billion and $2.5 billion of the Company’s U.S. entities’ income from operations outside of the U.S. for fiscal 2018, 2017 and 2016, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Income tax provision by fiscal year consisted of the following:

	2018	2017	2016
	(in millions)
Current:
U.S. federal	$2,819	$2,377	$2,250
State and local	219	291	181
Non-U.S.	754	629	368
Total current taxes	3,792	3,297	2,799
Deferred:
U.S. federal	(1,214)	1,607	(508)
State and local	(96)	66	(63)
Non-U.S.	23	25	(207)
Total deferred taxes	(1,287)	1,698	(778)
Total income tax provision	$2,505	$4,995	$2,021
The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2018 and 2017, are presented below:

	2018	2017
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$135	$194
Accrued litigation obligation	329	373
Client incentives	213	272
Net operating loss carryforwards	34	45
Comprehensive loss	17	29
Federal benefit of state taxes	120	236
Other	127	193
Valuation allowance	(34)	(35)
Deferred tax assets	941	1,307
Deferred Tax Liabilities:
Property, equipment and technology, net	(286)	(391)
Intangible assets	(5,153)	(6,756)
Foreign taxes	(106)	(59)
Deferred tax liabilities	(5,545)	(7,206)
Net deferred tax liabilities	$(4,604)	$(5,899)
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
As a result of the reduction in the federal corporate tax rate, the Company provisionally remeasured its net deferred tax liabilities as of the enactment date of the Tax Act. The deferred tax remeasurement is now complete and resulted in a one-time, non-cash tax benefit of $1.1 billion, recorded in fiscal 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

In transitioning to the new territorial tax system, the Tax Act requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in its fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8% on the remaining non-cash amount. The 15.5% and 8% tax, collectively referred to as the “transition tax”, was estimated to be $1.1 billion, and was recorded in fiscal 2018. The transition tax will be paid over a period of eight years as permitted by the Tax Act.
The above-mentioned accounting impact of the transition tax is provisional, based on currently available information and technical guidance on the interpretations of the new law. The Company continues to obtain and analyze additional information and guidance as they become available to complete the accounting for the tax impact of the Tax Act. Additional information currently unavailable that is needed to complete the analysis includes, but is not limited to, foreign tax returns and foreign tax documentation for the computation of foreign tax credits, and the final determination of the untaxed foreign earnings subject to the transition tax. The provisional accounting impact may change until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019, as permitted by ASU 2018-05.
The Tax Act also introduces several tax provisions, including:

•
Tax on global intangible low-tax income, which, in general, is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return. This provision is effective for the Company on October 1, 2018. The Company needs additional information to complete its analysis on whether to adopt an accounting policy to account for the tax effects of global intangible low-tax income in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that, upon reversal, may be subject to such tax. Hence, the Company has not recorded any tax on global intangible low-tax income in fiscal 2018. The Company will make an accounting policy election no later than the first quarter of fiscal 2019.

•
Base erosion and anti-abuse tax, which, in general, functions like a minimum tax that partially disallows deductions for certain related party transactions. This new minimum tax is determined on a year-by-year basis, and this provision is effective for the Company on October 1, 2018. Hence, no base erosion anti-abuse tax has been recorded in fiscal 2018.

•
Deduction for foreign-derived intangible income, which, in general, allows a deduction of certain intangible income derived from serving foreign markets. This provision is effective for the Company on October 1, 2018. Hence, the Company has not recorded the impact of this provision in fiscal 2018.

•
Other new tax provisions, which disallow certain deductions related to entertainment expenses, fringe benefits provided to employees, executive compensation, and fines or penalties or similar payments to governments. The Company has recorded provisional amounts for the tax effects of these new provisions in fiscal 2018, based on information currently available. The provisional amounts may change no later than the first quarter of fiscal 2019, if additional information is obtained and analyzed.

At September 30, 2018 and 2017, net deferred tax assets of $14 million and $81 million, respectively, are reflected in other assets on the consolidated balance sheets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2018 and 2017 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2018, the Company had $17 million federal, $21 million state and $137 million foreign net operating loss carryforwards. The federal and state net operating loss carryforwards will expire in fiscal 2028 through 2037. The foreign net operating loss may be carried forward indefinitely. The Company expects to fully utilize the federal and state net operating loss carryforwards in future years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate of 24.5% to pretax income, as a result of the following:

	For the Years Ended September 30,
	2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$3,141	25%	$4,093	35%	$2,804	35%
State income taxes, net of federal benefit	201	2%	200	2%	135	2%
Non-U.S. tax effect, net of federal benefit	(465)	(4)%	(641)	(5)%	(553)	(7)%
Transition tax on foreign earnings	1,147	9%	—	—%	—	—%
Remeasurement of deferred tax balances	(1,133)	(9)%	—	—%	(88)	(1)%
Revaluation of Visa Europe put option	—	—%	—	—%	(89)	(1)%
Reorganization of Visa Europe and other legal entities	—	—%	1,515	13%	—	—%
Other, net	(386)	(3)%	(172)	(2)%	(188)	(3)%
Income tax provision	$2,505	20%	$4,995	43%	$2,021	25%
The effective income tax rate was 20% in fiscal 2018 and 43% in fiscal 2017. The effective tax rate in fiscal 2018 differs from the effective tax rate in fiscal 2017 primarily due to:

•	the effects of the Tax Act, which include the decrease in the fiscal 2018 federal statutory rate, the transition tax, and the remeasurement of deferred taxes, as discussed above;

•	$161 million of tax benefits due to various non-recurring audit settlements in fiscal 2018; and

•	the absence of the following items related to the Visa Europe reorganization recorded in fiscal 2017:

▪	a $1.5 billion non-recurring, non-cash income tax provision primarily related to the elimination of deferred tax balances originally recognized upon the acquisition of Visa Europe; and

▪	a $71 million one-time tax benefit related to the Visa Foundation’s receipt of Visa Inc. shares, previously recorded by Visa Europe as treasury stock.
The effective income tax rate was 43% in fiscal 2017 and 25% in fiscal 2016. The effective tax rate in fiscal 2017 differs from the effective tax rate in fiscal 2016 primarily due to:

•	the items listed above related to the Visa Europe reorganization recorded in fiscal 2017;

•	$70 million of excess tax benefits related to share-based payments recorded in fiscal 2017, as a result of the early adoption of ASU 2016-09; and

•	the absence of:

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
Current income taxes receivable were $82 million and $148 million at September 30, 2018 and 2017, respectively. Non-current income taxes receivable of $689 million and $755 million at September 30, 2018 and 2017, respectively, were included in other assets. Income taxes payable of $257 million and $243 million at September 30, 2018 and 2017, respectively, were included in accrued liabilities. Accrued income taxes of $2.4 billion and $1.1 billion at September 30, 2018 and 2017, respectively, were included in other liabilities.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The Company’s operating hub in the Asia Pacific region is located in Singapore. It is subject to a tax incentive which is effective through September 30, 2023, and is conditional upon meeting certain business operations and employment thresholds in Singapore. The tax incentive decreased Singapore tax by $295 million, $252 million and $235 million, and the benefit of the tax incentive on diluted earnings per share was $0.13, $0.11 and $0.10 in fiscal 2018, 2017 and 2016, respectively.
In accordance with Accounting Standards Codification 740—Income Taxes, the Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2018 and 2017, the Company’s total gross unrecognized tax benefits were $1.7 billion and $1.4 billion, respectively, exclusive of interest and penalties described below. Included in the $1.7 billion and $1.4 billion are $1.2 billion and $1.1 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2018	2017
	(in millions)
Balance at beginning of period	$1,353	$1,160
Increases of unrecognized tax benefits related to prior years	367	56
Decreases of unrecognized tax benefits related to prior years	(233)	(59)
Increases of unrecognized tax benefits related to current year	172	197
Reductions related to lapsing statute of limitations	(1)	(1)
Balance at end of period	$1,658	$1,353
It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions in non-operating expense in its consolidated statements of operations. The Company recognized $15 million, $23 million and $15 million of interest expense in fiscal 2018, 2017 and 2016, respectively, related to uncertain tax positions. The Company accrued no penalties in fiscal 2018, and accrued $1 million and $3 million of penalties in fiscal 2017 and 2016, respectively, related to uncertain tax positions. At September 30, 2018 and 2017, the Company had accrued interest of $99 million and $84 million, respectively, and accrued penalties of $34 million related to uncertain tax positions in its other long-term liabilities.
The Company’s fiscal 2012 through 2015 U.S. federal income tax return is currently under Internal Revenue Service (IRS) examination. The Company has filed federal refund claims for fiscal years 2008 through 2011, which are also currently under IRS examination. Except for the refund claims, the federal statutes of limitations have expired for fiscal years prior to 2012. The Company’s fiscal years 2006 through 2011 California tax returns are currently under examination. The California statutes of limitations have expired for fiscal years prior to 2006.
During fiscal 2013, the Canada Revenue Agency (CRA) completed its examination of the Company’s fiscal 2003 through 2009 Canadian tax returns and proposed certain assessments. Based on the findings of its examination, the CRA also proposed certain assessments to the Company’s fiscal 2010 through 2017 Canadian tax returns. The Company filed notices of objection against these assessments and, in fiscal 2015, completed the appeals process without reaching a settlement with the CRA. In April 2016, the Company petitioned the Tax Court of Canada to overturn the CRA’s assessments. Legal proceedings continue to be in progress. The Company continues to believe that its income tax provision adequately reflects its obligations to the CRA.
The Office of the Assistant Commissioner of Income Tax in India completed the examination of the Company’s income tax returns for the taxable years falling within the period from fiscal 2010 to 2015, and proposed certain assessments. The Company objected to these proposed assessments and filed appeals to the appellate authorities. While the timing and outcome of the final resolution of these appeals are uncertain, the Company believes that its income tax provision adequately reflects its income tax obligations in India.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The Company is also subject to examinations by various state and foreign tax authorities. All material state and foreign tax matters have been concluded for years through fiscal 2002. The timing and outcome of the final resolutions of the federal, state and foreign tax examinations and refund claims are uncertain. As such, it is not reasonably possible to estimate the impact that the final outcomes could have on the Company’s unrecognized tax benefits in the next 12 months.
Note 17—Legal Matters
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
The following table summarizes the activity related to accrued litigation by fiscal year:

	2018	2017
	(in millions)
Balance at beginning of period	$982	$981
Provision for uncovered legal matters	7	19
Provision for covered legal matters	601	186
Payments for legal matters	(156)	(204)
Balance at end of period	$1,434	$982
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
The following table summarizes the accrual activity related to U.S. covered litigation by fiscal year:

	2018	2017
	(in millions)
Balance at beginning of period	$978	$978
Provision for interchange multidistrict litigation	600	—
Payments for U.S. covered litigation	(150)	—
Balance at end of period	$1,428	$978

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

During the second quarter of fiscal 2014, pursuant to the 2012 Settlement Agreement approved by the MDL 1720 court on January 14, 2014, the Company recorded a $1.1 billion accrual to address “opt-out” claims for merchants who opted out of the original class settlement agreement. An additional accrual of $450 million associated with these opt-out claims was recorded in the fourth quarter of fiscal 2014. During the third quarter of fiscal 2018, pursuant to an amended settlement agreement that superseded the 2012 Settlement Agreement, the Company recorded an additional accrual and deposited $600 million into the U.S. litigation escrow account. See further discussion below under Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions and Note 2—U.S. and Europe Retrospective Responsibility Plans.
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
The following table summarizes the accrual activity related to VE territory covered litigation by fiscal year:

	2018	2017
	(in millions)
Balance at beginning of period	$1	$2
Accrual for VE territory covered litigation	1	186
Payments for VE territory covered litigation	(2)	(187)
Balance at end of period	$—	$1
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions
Beginning in May 2005, a series of complaints (the majority of which were styled as class actions) were filed in U.S. federal district courts by merchants against Visa U.S.A., Visa International and/or MasterCard, and in some cases, certain U.S. financial institutions. The Judicial Panel on Multidistrict Litigation issued an order transferring the cases to the U.S. District Court for the Eastern District of New York for coordination of pre-trial proceedings in MDL 1720. A group of purported class plaintiffs subsequently filed amended and supplemental class complaints. The individual and class complaints generally challenged, among other things, Visa’s and MasterCard’s purported setting of interchange reimbursement fees, their “no surcharge” and honor-all-cards rules, alleged tying and bundling of transaction fees, and Visa’s reorganization and IPO, under the federal antitrust laws and, in some cases, certain state unfair competition laws. The complaints sought money damages, declaratory and injunctive relief, attorneys’ fees and, in one instance, an order that the IPO be unwound.
Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs signed a settlement agreement (the “2012 Settlement Agreement”) to resolve the class plaintiffs’ claims. Pursuant to the 2012 Settlement Agreement, the Company deposited approximately $4.0 billion from the U.S. litigation escrow account and approximately $500 million attributable to interchange reductions for an eight-month period into settlement accounts established under the 2012 Settlement Agreement.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Subsequently, Visa received from the Court and deposited into the Company’s U.S. litigation escrow account “takedown payments” of approximately $1.1 billion. On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the lower court’s certification of the merchant class and reversed the approval of the settlement. The Second Circuit determined that the class plaintiffs were inadequately represented, and remanded the case to the lower court for further proceedings.
On remand, the district court entered an order appointing interim counsel for two putative classes of plaintiffs, a “Damages Class” and an “Injunctive Relief Class.” Thereafter, a new group of purported class plaintiffs, acting on behalf of the putative Injunctive Relief Class, filed a class action complaint seeking declaratory and injunctive relief, as well as attorneys’ fees. That complaint seeks, among other things, an injunction against: the setting of default interchange rates; certain Visa operating rules relating to merchants, including the honor-all-cards rule; and various transaction fees, including the fixed acquirer network fee. The complaint names as defendants Visa Inc., MasterCard Incorporated and MasterCard International Incorporated, and certain U.S. financial institutions. In addition, the plaintiffs purporting to act on behalf of the putative Damages Class filed a Third Consolidated Amended Class Action Complaint, seeking money damages and attorneys’ fees, among other relief.
On September 17, 2018, Visa, MasterCard, and certain U.S. financial institutions reached an agreement with plaintiffs purporting to act on behalf of the putative Damages Class to resolve all Damages Class claims (the “Amended Settlement Agreement”), subject to court approval. The Amended Settlement Agreement supersedes the 2012 Settlement Agreement and includes, among other terms, a release from participating class members for liability arising out of conduct alleged by the Damages Class in the litigation, including claims that accrue no later than five years after the Amended Settlement Agreement becomes final. Participating class members will not release injunctive relief claims as a named representative or non-representative class member in the putative Injunctive Relief Class. The Amended Settlement Agreement also requires an additional settlement payment from all defendants totaling $900 million, with the Company’s share of $600 million to be paid from the Company’s litigation escrow account established pursuant to the Company’s retrospective responsibility plan. See Note 2—U.S. and Europe Retrospective Responsibility Plans. The additional settlement payment will be added to the approximately $5.3 billion previously deposited into settlement accounts by the defendants pursuant to the 2012 Settlement Agreement. If more than 15% of class members (by payment volume) opt out of the class, up to $700 million may be returned to defendants (with up to $467 million to the Company) based on the total merchant opt-out percentage. Defendants may terminate the Amended Settlement Agreement if more than 25% of class members (by payment volume) opt out of the class.
Settlement discussions with plaintiffs purporting to act on behalf of the putative Injunctive Relief Class are ongoing.
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
Beginning in May 2013, more than 50 cases have been filed in or removed to various federal district courts by hundreds of merchants generally pursuing damages claims on allegations similar to those raised in MDL 1720. A number of the cases also include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments. In addition, some of the cases seek an injunction against the setting of default interchange rates; certain Visa operating rules relating to merchants, including the honor-all-cards rule; and various transaction fees, including the fixed acquirer network fee. One merchant’s complaint also asserts that Visa, MasterCard and their member banks conspired to prevent the adoption of chip-and-PIN authentication in the U.S. or otherwise circumvent competition in the debit market. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, MasterCard Incorporated and MasterCard International Incorporated, although some also include certain U.S. financial institutions as defendants. On October 27, 2017, certain individual merchants filed amended complaints that, among other things, added claims for injunctive relief and updated claims for damages.
In addition to the cases filed by individual merchants, Visa, MasterCard, and certain U.S. financial institution defendants in MDL 1720 filed complaints against certain merchants in the Eastern District of New York seeking, in part, a declaration that Visa’s conduct did not violate federal or state antitrust laws.
A number of the individual merchant actions have been settled, and remain settled. Those settled merchants are not members of the putative Damages Class for purposes of the Amended Settlement Agreement.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

The individual merchant actions described in this section have been either assigned to the judge presiding over MDL 1720, or have been transferred or are being considered for transfer by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. The court has entered an order confirming that In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.), includes (1) all current and future actions transferred to MDL 1720 by the Judicial Panel on Multidistrict Litigation or other order of any court for inclusion in coordinated or pretrial proceedings, and (2) all actions filed in the Eastern District of New York that arise out of operative facts as alleged in the cases subject to the transfer orders of the Judicial Panel on Multidistrict Litigation. These individual merchant actions are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 2—U.S. and Europe Retrospective Responsibility Plans.
The Company believes it has substantial defenses to the claims asserted in the putative class actions and individual merchant actions, but the final outcome of individual legal claims is inherently unpredictable. The Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of merchants’ claims, and such developments could have a material adverse effect on the Company’s financial results in the period in which the effect becomes probable and reasonably estimable. While the U.S. retrospective responsibility plan is designed to address monetary liability in these matters, see Note 2—U.S. and Europe Retrospective Responsibility Plans, judgments or settlements that require the Company to change its business practices, rules, or contractual commitments could adversely affect the Company’s financial results.
VE Territory Covered Litigation
UK Merchant Litigation
Since July 2013, in excess of 400 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and Visa International primarily relating to interchange rates in Europe. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, Irish domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by over 75 Merchants, leaving more than 300 Merchants with outstanding claims.
A trial took place from November 2016 to March 2017, relating to claims asserted by only one Merchant. In judgments published in November 2017 and February 2018, the court found as to that Merchant that Visa’s UK domestic interchange did not restrict competition, but that if it had been found to be restrictive it would not be exemptible under applicable law. In April 2018, the Court of Appeal heard the Merchant’s appeal of the decision alongside two separate MasterCard cases also involving interchange claims. On July 4, 2018, the Court of Appeal overturned the lower court’s rulings, finding that Visa’s UK domestic interchange restricted competition and the question of whether Visa’s UK domestic interchange was exempt from the finding of restriction under applicable law had been incorrectly decided. The Court of Appeal remitted the claim to the lower court to reconsider the exemption issue and the assessment of damages. On July 31, 2018, both Visa and the Merchant applied for permission to appeal aspects of the Court of Appeal’s judgment to the Supreme Court of the United Kingdom.
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
The full scope of damages is not yet known because not all Merchant claims have been served and Visa has substantial defenses. However, the total damages sought in the outstanding claims that have been issued, served and/or preserved likely amount to approximately $2 billion.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Other Litigation
European Commission Proceedings
Inter-regional Interchange Investigation. Following the issuance of a Statement of Objections in 2009 concerning, among other things, the alleged default application of Visa Inc.’s inter-regional interchange fees to intra-regional and domestic consumer debit and credit card transactions in the European Economic Area (EEA), the European Commission (EC) served a Supplementary Statement of Objections (SSO) on Visa Inc. and Visa International in 2013 and a revised SSO in August 2017. The revised SSO concerns only the application of Visa Inc.’s inter-regional interchange fees to transactions involving Visa consumer debit and credit cards issued outside of the Visa Europe region and used at merchants located within the EEA.
The EC continues to claim that inter-regional interchange fees violate EEA competition law and may impose fines in the event that it adopts an infringement decision. The potential amount of any fine cannot be estimated at this time. The EC may also require Visa to reduce the default inter-regional interchange rates the Company sets, revise the Visa operating rules or the way in which the Company enforces its rules, or otherwise modify the way the Company does business. Visa responded in writing to the revised SSO in November 2017 and an oral hearing was held in February 2018. Visa continues to cooperate with the EC in its investigation.
All issues relating to intra-regional or domestic consumer debit and credit card transactions acquired in the EEA were settled by commitments offered by Visa Europe Limited in 2010 and 2014 respectively, and endorsed by the EC. Those commitments have now expired, but the European Union rates on which those commitments were applied remain subject to limits imposed by the European Interchange Fee Regulation.
DCC Investigation. In 2013, the EC opened an investigation against Visa Europe, based on a complaint alleging that Visa Europe’s pricing of and rules relating to Dynamic Currency Conversion (DCC) transactions infringe EU competition rules. This investigation is pending.
Canadian Merchant Litigation
Beginning in December 2010, a number of class action lawsuits were filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta against Visa Canada, MasterCard and ten financial institutions on behalf of merchants that accept payment by Visa and/or MasterCard credit cards. The actions allege a violation of Canada’s price-fixing law and various common law claims based on separate Visa and MasterCard conspiracies in respect of default interchange and certain of the networks’ rules. In 2015 and 2016, four financial institutions settled with the plaintiffs. In June 2017, Visa, MasterCard and a fifth financial institution also reached settlements with the plaintiffs. Settlement approval hearings were held in 2018 and courts in each of the five provinces approved the settlements. Wal-Mart Canada and/or Home Depot of Canada Inc. have filed notices of appeal of the British Columbia, Ontario, Saskatchewan and Alberta decisions approving the settlements.
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
Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and MasterCard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined, were also filed in October 2011 in the same federal court naming Visa, MasterCard and three financial institutions as defendants. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes.
These cases are proceeding in the district court.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

U.S. Department of Justice Civil Investigative Demand
On March 13, 2012, the Antitrust Division of the United States Department of Justice (the “Division”) issued a Civil Investigative Demand, or “CID,” to Visa Inc. seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focuses on PIN-Authenticated Visa Debit and Visa’s competitive responses to the Dodd-Frank Act, including Visa’s fixed acquirer network fee. Visa is cooperating with the Division in connection with the CID.
Pulse Network
On November 25, 2014, Pulse Network LLC filed suit against Visa Inc. in federal district court in Texas. Pulse alleges that Visa has, among other things, monopolized and attempted to monopolize debit card network services markets. Pulse seeks unspecified treble damages, attorneys’ fees and injunctive relief, including to enjoin the fixed acquirer network fee structure, Visa’s conduct regarding PIN-Authenticated Visa Debit and Visa agreements with merchants and acquirers relating to debit acceptance. On August 31, 2018, the court granted Visa’s motion for summary judgment, finding that Pulse did not have standing to pursue its claims. On September 28, 2018, Pulse filed a notice of appeal seeking review of the district court’s summary judgment decision by the U.S. Court of Appeals for the Fifth Circuit.
EMV Chip Liability Shift
Following their initial complaint filed on March 8, 2016, B&R Supermarket, Inc., d/b/a Milam’s Market, and Grove Liquors LLC filed an amended class action complaint on July 15, 2016, against Visa Inc., Visa U.S.A., MasterCard, Discover, American Express, EMVCo and certain financial institutions in the U.S. District Court for the Northern District of California. The amended complaint asserts that defendants, through EMVCo, conspired to shift liability for fraudulent, faulty or otherwise rejected payment card transactions from defendants to the purported class of merchants, defined as those merchants throughout the United States who have been subjected to the “Liability Shift” since October 2015. Plaintiffs claim that the so-called “Liability Shift” violates Sections 1 and 3 of the Sherman Act and certain state laws, and seek treble damages, injunctive relief and attorneys’ fees.
EMVCo and the financial institution defendants were dismissed, and the matter was subsequently transferred to the U.S. District Court for the Eastern District of New York, which has clarified that this case is not part of MDL 1720.
Plaintiffs filed a renewed motion for class certification on July 16, 2018, following an earlier denial of the motion without prejudice.
Kroger
On June 27, 2016, The Kroger Co. (“Kroger”) filed a lawsuit against Visa Inc. in the U.S. District Court for the Southern District of Ohio. After granting a motion to dismiss filed by Visa, Kroger filed an amended complaint seeking a declaratory judgment that certain of its actions or policies with respect to its acceptance of Visa debit cards did not violate a commercial agreement between Kroger and Visa, and seeking monetary damages under state law. On November 13, 2017, Visa filed a motion to dismiss the amended complaint, and Kroger subsequently sought leave to file a second amended complaint. The parties have stipulated that the litigation, including consideration of that motion, be stayed until December 4, 2018.
Nuts for Candy
On April 5, 2017, plaintiff Nuts for Candy, on behalf of itself and a putative class of California merchants that have accepted Visa-branded cards since January 1, 2004, filed a lawsuit against Visa Inc., Visa International and Visa U.S.A. in California state court. Nuts for Candy pursues claims under California state antitrust and unfair business statutes, seeking damages, costs and other remedies. Subject to the court’s approval, Visa and Nuts for Candy have reached an agreement to resolve Nuts for Candy’s claims in connection with the settlement of the putative Damages Class claims discussed above in Interchange Multidistrict Litigation (MDL) – Putative Class Actions.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018

Korea Fair Trade Commission
Following complaints lodged by certain financial institutions in Korea, in November 2016, the Korea Fair Trade Commission (KFTC) initiated an investigation into certain pricing changes applicable to Visa financial institutions in Korea. In August 2018, the KFTC notified Visa that the KFTC determined that the pricing changes did not violate Korean law and the investigation was closed.
Ohio Attorney General Civil Investigative Demand
On January 19, 2017, the State of Ohio Office of the Attorney General issued an investigative demand to Visa seeking documents and information focusing on Visa’s rules related to the acceptance of Visa debit cards, as well as cardholder verification methods and the routing of Visa debit transactions. Visa is cooperating with the Attorney General.
Brazilian Administrative Council for Economic Defense
On October 15, 2018, the Brazilian Administrative Council for Economic Defense (“CADE”) initiated an investigation against Visa, Mastercard, American Express and Elo seeking information regarding potential competition law violations with respect to network rules that require acquirers to receive certain information from payment facilitators. Visa is cooperating with CADE.

Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly operating results for each quarter and full year of fiscal 2018 and 2017 for the Company:

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	September 30, 2018(1)	June 30, 2018(1)	March 31, 2018	December 31, 2017(1)	2018 Total
	(in millions, except per share data)
Operating revenues	$5,434	$5,240	$5,073	$4,862	$20,609
Operating income	$3,406	$2,885	$3,336	$3,327	$12,954
Net income	$2,845	$2,329	$2,605	$2,522	$10,301
Basic earnings per share
Class A common stock	$1.24	$1.00	$1.12	$1.07	$4.43
Class B common stock	$2.01	$1.66	$1.84	$1.77	$7.28
Class C common stock	$4.94	$4.02	$4.46	$4.30	$17.72
Diluted earnings per share
Class A common stock	$1.23	$1.00	$1.11	$1.07	$4.42
Class B common stock	$2.01	$1.65	$1.84	$1.77	$7.27
Class C common stock	$4.93	$4.01	$4.46	$4.29	$17.69

	Quarter Ended (unaudited)				Fiscal Year
Visa Inc.	September 30, 2017	June 30, 2017	March 31, 2017 (1)	December 31, 2016	2017 Total
	(in millions, except per share data)
Operating revenues	$4,855	$4,565	$4,477	$4,461	$18,358
Operating income	$3,212	$3,024	$2,808	$3,100	$12,144
Net income	$2,140	$2,059	$430	$2,070	$6,699
Basic earnings per share
Class A common stock	$0.91	$0.87	$0.18	$0.86	$2.80
Class B common stock	$1.49	$1.43	$0.30	$1.41	$4.62
Class C common stock	$3.62	$3.46	$0.72	$3.43	$11.21
Diluted earnings per share
Class A common stock	$0.90	$0.86	$0.18	$0.86	$2.80
Class B common stock	$1.49	$1.42	$0.29	$1.41	$4.61
Class C common stock	$3.61	$3.45	$0.72	$3.42	$11.19

(1)
The Company’s unaudited consolidated statement of operations include the impact of several significant one-time items. See Overview within Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2018 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
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
The effectiveness of our internal control over financial reporting as of September 30, 2018, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2018, there were no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2018, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

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
Our Code of Business Conduct and Ethics that is applicable to our directors, executive officers, senior financial officers, as well as our employees and contractors and our Corporate Governance Guidelines are available on the Investor Relations page of our website at http://investor.visa.com, under “Corporate Governance.” Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, Visa Inc., P.O. Box 193243, San Francisco, California 94119.

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
		S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.5	Five Year Revolving Credit Agreement, amended and restated as of January 27, 2017, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #	10-Q	001-33977	10.1	4/21/2017

10.6	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, MasterCard Incorporated, MasterCard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.18	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.19	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.20*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.21*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.22*	Visa Inc. 2007 Equity Incentive Compensation Plan, as amended and restated as of February 3, 2016	DEFA 14A	001-33977	Annex A	1/12/2016

10.23*	Visa Inc. Incentive Plan, as amended and restated as of February 3, 2016	DEF 14A	001-33977	Annex B	12/11/2015

10.24*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.25*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.26*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.27*	Visa Inc. Executive Severance Plan, effective as of November 3, 2010	8-K	001-33977	10.1	11/9/2010

10.28*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.29*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.1	1/30/2014

10.30*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.30*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.43	11/21/2014

10.32*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.45	11/21/2014

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.34*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.2	1/28/2016

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.3	1/28/2016

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO, for the Make-Whole Award.	10-K	001-33977	10.52	11/15/2016

10.37*	Form of Letter Agreement relating to Visa Inc. Executive Severance Plan	8-K	001-33977	10.2	11/9/2010

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.39*	Offer Letter, dated October 17, 2016, between Visa Inc. and Alfred F. Kelly, Jr.	8-K	001-33977	99.1	10/21/2016

10.40*	Aircraft Time Sharing Agreement, dated November 9, 2016, between Visa Inc. and Alfred F. Kelly, Jr.	10-K	001-33977	10.59	11/15/2016

10.41*	Amendment No.1 to the Aircraft Time Sharing Agreement, dated November 9, 2016, between Visa Inc. and Alfred F. Kelly, Jr.	10-Q	001-33977	10.1	4/27/2018

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

†	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Management contract, compensatory plan or arrangement.

+	Filed or furnished herewith.

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

VISA INC.

By:	/s/ Alfred F. Kelly,Jr.
Name:	Alfred F. Kelly, Jr.
Title:	Chief Executive Officer
Date:	November 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alfred F. Kelly, Jr.	Chief Executive Officer and Director	November 16, 2018
Alfred F. Kelly, Jr.	(Principal Executive Officer)

/s/ Vasant M. Prabhu	Chief Financial Officer	November 16, 2018
Vasant M. Prabhu	(Principal Financial Officer)

/s/ James H. Hoffmeister	Global Corporate Controller and	November 16, 2018
James H. Hoffmeister	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Robert W. Matschullat	Independent Chair	November 16, 2018
Robert W. Matschullat

/s/ Lloyd A. Carney	Director	November 16, 2018
Lloyd A. Carney

/s/ Mary B. Cranston	Director	November 16, 2018
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 16, 2018
Francisco Javier Fernández-Carbajal

/s/ John F. Lundgren	Director	November 16, 2018
John F. Lundgren

/s/ Denise A. Morrison	Director	November 16, 2018
Denise A. Morrison

/s/ Suzanne Nora Johnson	Director	November 16, 2018
Suzanne Nora Johnson

/s/ John A. C. Swainson	Director	November 16, 2018
John A. C. Swainson

/s/ Maynard G. Webb, Jr.	Director	November 16, 2018
Maynard G. Webb, Jr.