Form 10-Q
period 2018-12-31
VISA INC.
filed 2019-01-31
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of January 25, 2019 there were 1,750,176,642 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 11,686,801 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2018	September 30, 2018
	(in millions, except par value data)
Assets
Cash and cash equivalents	$8,289	$8,162
Restricted cash equivalents—U.S. litigation escrow (Note 3 and Note 4)	1,496	1,491
Investment securities (Note 5)	3,461	3,547
Settlement receivable	3,123	1,582
Accounts receivable	1,405	1,208
Customer collateral (Note 3 and Note 7)	1,330	1,324
Current portion of client incentives	547	340
Prepaid expenses and other current assets	456	562
Total current assets	20,107	18,216
Investment securities (Note 5)	4,132	4,082
Client incentives	1,264	538
Property, equipment and technology, net	2,437	2,472
Goodwill	15,149	15,194
Intangible assets, net	27,301	27,558
Other assets	1,265	1,165
Total assets	$71,655	$69,225
Liabilities
Accounts payable	$124	$183
Settlement payable	3,890	2,168
Customer collateral (Note 7)	1,330	1,325
Accrued compensation and benefits	440	901
Client incentives	3,345	2,834
Accrued liabilities	1,487	1,160
Deferred purchase consideration	1,284	1,300
Accrued litigation (Note 13)	1,489	1,434
Total current liabilities	13,389	11,305
Long-term debt (Note 6)	16,633	16,630
Deferred tax liabilities	4,835	4,618
Other liabilities	2,703	2,666
Total liabilities	37,560	35,219
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (the “class A equivalent preferred stock”) (Note 9)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at December 31, 2018 and September 30, 2018 (the “UK&I preferred stock”) (Note 9)	2,286	2,291
Series C convertible participating preferred stock, 3 shares issued and outstanding at December 31, 2018 and September 30, 2018 (the “Europe preferred stock”) (Note 9)	3,178	3,179
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,754 and 1,768 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2018 and September 30, 2018 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 12 shares issued and outstanding at December 31, 2018 and September 30, 2018 (Note 9)	—	—
Right to recover for covered losses (Note 4)	(92)	(7)
Additional paid-in capital	16,540	16,678
Accumulated income	11,908	11,318
Accumulated other comprehensive income (loss), net:
Investment securities	(4)	(17)
Defined benefit pension and other postretirement plans	(67)	(61)
Derivative instruments classified as cash flow hedges	68	60
Foreign currency translation adjustments	278	565
Total accumulated other comprehensive income, net	275	547
Total equity	34,095	34,006
Total liabilities and equity	$71,655	$69,225

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(in millions, except per share data)
Net revenues	$5,506	$4,862

Operating Expenses
Personnel	807	679
Marketing	276	223
Network and processing	173	160
Professional fees	91	92
Depreciation and amortization	159	145
General and administrative	276	236
Litigation provision (Note 13)	7	—
Total operating expenses	1,789	1,535
Operating income	3,717	3,327

Non-operating Income (Expense)
Interest expense	(145)	(154)
Other	58	66
Total non-operating expense	(87)	(88)
Income before income taxes	3,630	3,239
Income tax provision (Note 12)	653	717
Net income	$2,977	$2,522

Basic Earnings Per Share (Note 10)
Class A common stock	$1.30	$1.07
Class B common stock	$2.12	$1.77
Class C common stock	$5.20	$4.30

Basic Weighted-average Shares Outstanding (Note 10)
Class A common stock	1,760	1,811
Class B common stock	245	245
Class C common stock	12	13

Diluted Earnings Per Share (Note 10)
Class A common stock	$1.30	$1.07
Class B common stock	$2.12	$1.77
Class C common stock	$5.20	$4.29

Diluted Weighted-average Shares Outstanding (Note 10)
Class A common stock	2,291	2,353
Class B common stock	245	245
Class C common stock	12	13

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(in millions)
Net income	$2,977	$2,522
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	8	9
Income tax effect	(2)	(3)
Reclassification adjustment for net (gain) loss realized in net income	—	(28)
Income tax effect	—	10
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(7)	—
Income tax effect	1	—
Derivative instruments classified as cash flow hedges:
Net unrealized gain (loss)	38	(1)
Income tax effect	(10)	(5)
Reclassification adjustment for net (gain) loss realized in net income	(25)	11
Income tax effect	5	(2)
Foreign currency translation adjustments	(287)	334
Other comprehensive income (loss), net of tax	(279)	325
Comprehensive income	$2,698	$2,847

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock			Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768	245	12	$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income									2,977		2,977
Other comprehensive income (loss), net of tax										(279)	(279)
Comprehensive income											2,698
Adoption of new accounting standards (Note 1)									393	7	400
VE territory covered losses incurred (Note 4)							(91)				(91)
Recovery through conversion rate adjustment (Note 4 and Note 9)						(6)	6				—
Conversion of class C common stock upon sales into public market(1)			—		—						—
Vesting of restricted stock and performance-based shares			3								—
Share-based compensation, net of forfeitures (Note 11)								100			100
Restricted stock and performance-based shares settled in cash for taxes			(1)					(101)			(101)
Cash proceeds from issuance of common stock under employee equity plans			1					48			48
Cash dividends declared and paid, at a quarterly amount of $0.25 per as-converted share (Note 9)									(572)		(572)
Repurchase of class A common stock (Note 9)			(17)					(185)	(2,208)		(2,393)
Balance as of December 31, 2018	2	3	1,754	245	12	$5,464	$(92)	$16,540	$11,908	$275	$34,095

(1)	Increase or decrease in conversion of class C common stock is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(in millions)
Operating Activities
Net income	$2,977	$2,522
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives (Note 2)	1,456	1,326
Share-based compensation (Note 11)	100	68
Depreciation and amortization of property, equipment, technology and intangible assets	159	145
Deferred income taxes	139	(919)
Right to recover for covered losses recorded in equity (Note 4)	(91)	(3)
Other	9	(21)
Change in operating assets and liabilities:
Settlement receivable	(1,551)	(180)
Accounts receivable	(200)	(146)
Client incentives	(1,361)	(986)
Other assets	(37)	141
Accounts payable	(46)	(51)
Settlement payable	1,739	275
Accrued and other liabilities	(54)	794
Accrued litigation (Note 13)	55	(152)
Net cash provided by operating activities	3,294	2,813
Investing Activities
Purchases of property, equipment and technology	(157)	(141)
Investment securities:
Purchases	(1,124)	(1,636)
Proceeds from maturities and sales	1,233	1,076
Purchases of / contributions to other investments	(22)	(6)
Net cash used in investing activities	(70)	(707)
Financing Activities
Repurchase of class A common stock (Note 9)	(2,393)	(1,778)
Repayments of long-term debt	—	(1,750)
Dividends paid (Note 9)	(572)	(458)
Cash proceeds from issuance of common stock under employee equity plans	48	53
Restricted stock and performance-based shares settled in cash for taxes	(101)	(88)
Net cash used in financing activities	(3,018)	(4,021)
Effect of exchange rate changes on cash and cash equivalents	(68)	80
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	138	(1,835)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period (Note 3)	10,977	12,011
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (Note 3)	$11,115	$10,176
Supplemental Disclosure
Income taxes paid, net of refunds	$168	$183
Interest payments on debt (Note 6)	$234	$241
Accruals related to purchases of property, equipment and technology	$34	$26

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (SEC) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2018 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.
Recently Issued and Adopted Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. This new revenue standard replaces all existing revenue recognition guidance in U.S. GAAP. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The new revenue standard changes the classification and timing of recognition of certain client incentives and marketing-related funds paid to customers, as well as revenues and expenses for market development funds and services provided to customers as an incentive. The Company adopted the standard effective October 1, 2018 using the modified retrospective transition method applied to the aggregate of all modifications for contracts not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new revenue standard. The comparative prior period amounts appearing on the financial statements have not been restated and continue to be reported under the prior revenue standard. See Note 2—Revenues for the impact of the new revenue standard on the accompanying unaudited consolidated financial statements as of and for the three months ended December 31, 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the cumulative transition adjustments for the adoption of the new revenue standard recorded on the October 1, 2018 consolidated balance sheet to reflect the aggregate impact to all contracts not completed as of October 1, 2018:

	Fiscal Year 2018 Closing Balance Sheet	Cumulative Transition Adjustment for New Revenue Standard	Fiscal Year 2019 Opening Balance Sheet
	(in millions)
Assets
Current portion of client incentives	$340	$199	$539
Client incentives	538	614	1,152
Liabilities
Client incentives	2,834	241	3,075
Accrued liabilities	1,160	6	1,166
Deferred tax liabilities	4,618	108	4,726
Other liabilities	2,666	58	2,724
Equity
Accumulated income	11,318	400	11,718
In January 2016, the FASB issued ASU 2016-01, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The Company adopted the standard effective October 1, 2018, using the modified retrospective transition method for marketable equity securities and the prospective method for non-marketable equity securities. The Company has elected to use the measurement alternative for non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption did not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which requires the recognition of lease assets and lease liabilities arising from operating leases on the balance sheet. Subsequently, the FASB also issued a series of amendments to this new lease standard that address the transition methods available and clarify the guidance for lessor costs. The Company will adopt the standard effective October 1, 2019 and expects to adopt using the modified retrospective transition method without restating comparative periods. The adoption is not expected to have a material impact on the consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the standard effective October 1, 2018. The adoption did not have a material impact on the consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows includes the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company adopted the standard effective October 1, 2018. The adoption impacted the presentation of transactions related to the U.S. litigation escrow account and customer collateral on the consolidated statements of cash flows. The prior period statement of cash flows have been retrospectively adjusted to reflect the impact of this ASU, which had no impact on the Company’s balance sheets, statements of operations or statements of comprehensive income for any period.
In March 2017, the FASB issued ASU 2017-07, which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). In addition, only the service cost component is eligible for capitalization, when applicable. Retrospective application is required for the change in income statement presentation while the change in capitalized benefit cost is required to be applied prospectively. The Company adopted the standard effective October 1, 2018, which did not have a material impact on the consolidated financial statements. The service cost component of net periodic pension and postretirement benefit cost is presented in personnel expenses while the other components are presented in other non-operating expense on the Company’s

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statement of operations. The Company did not apply the standard retrospectively for the change in income statement presentation as the impact would have been immaterial.
In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted the standard effective October 1, 2018. The adoption did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard effective October 1, 2018. The adoption did not have a material impact on the consolidated financial statements.
Note 2—Revenues
Impact of the New Revenue Standard
The following tables summarize the impact of the new revenue standard on the Company’s consolidated statement of operations for the three months ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018:

	For the Three Months Ended December 31, 2018
	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard
	(in millions)
Net revenues	$5,506	$(52)	$5,454

Operating Expenses
Marketing	276	(30)	246
Professional fees	91	(3)	88
General and administrative	276	(3)	273
Total operating expenses	1,789	(36)	1,753
Operating income	3,717	(16)	3,701

Income before income taxes	3,630	(16)	3,614
Income tax provision	653	(1)	652
Net income	2,977	(15)	2,962

	December 31, 2018
	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard
	(in millions)
Assets
Current portion of client incentives	$547	$(198)	$349
Client incentives	1,264	(661)	603
Liabilities
Accounts payable	124	(23)	101
Client incentives	3,345	(260)	3,085
Accrued liabilities	1,487	(7)	1,480
Deferred tax liabilities	4,835	(109)	4,726
Other liabilities	2,703	(45)	2,658
Equity
Accumulated income	11,908	(415)	11,493

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
	(in millions)
Service revenues	$2,342	$2,146
Data processing revenues	2,470	2,147
International transaction revenues	1,851	1,666
Other revenues	299	229
Client incentives	(1,456)	(1,326)
Net revenues	$5,506	$4,862

	Three Months Ended December 31,
	2018	2017
	(in millions)
U.S.	$2,508	$2,265
International	2,998	2,597
Net revenues	$5,506	$4,862
Revenue recognition. The Company's net revenues are comprised principally of the following categories: service revenues, data processing revenues, international transaction revenues, and other revenues, reduced by costs incurred under client incentives arrangements. As a payment network service provider, the Company’s obligation to the customer is to stand ready to provide continuous access to our payment network over the contractual term. Consideration is variable based primarily upon the amount and type of transactions and payments volume on Visa’s products. The Company recognizes revenues, net of sales and other similar taxes, as the payment network services are performed. Fixed fees for payment network services are generally recognized ratably over the related service period. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payment network services.
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
Data processing revenues consist of revenues earned for authorization, clearing, settlement, network access and other maintenance and support services that facilitate transaction and information processing among the Company's clients globally. Data processing revenues are recognized in the same period the related transactions occur or services are performed.
International transaction revenues are earned for cross-border transaction processing and currency conversion activities. Cross-border transactions arise when the country of origin of the issuer is different from that of the merchant. International transaction revenues are primarily generated by cross-border payments and cash volume.
Other revenues consist mainly of license fees for use of the Visa brand, fees for account holder services, licensing and certification and other activities related to the Company's acquired entities. Other revenues also include optional services or product enhancements, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are performed.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Client incentives. The Company enters into long-term contracts with financial institution clients, merchants and strategic partners for various programs designed to increase revenues recognized by growing payments volume, increasing Visa product acceptance, winning merchant routing transactions over to Visa's network and driving innovation. These incentives are primarily accounted for as reductions to revenues or as operating expenses if the payment is in exchange for a distinct good or service provided by the customer. The Company generally capitalizes upfront and fixed incentive payments under these agreements and amortizes the amounts as a reduction to revenues ratably over the contractual term. Incentives that are earned by the customer based on performance targets are recorded as reductions to revenues based on management's estimate of each client's future performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Note 3—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company’s cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less from the date of purchase. Cash equivalents are primarily recorded at cost, which approximates fair value due to their generally short maturities. The Company defines restricted cash and restricted cash equivalents as cash and cash equivalents that cannot be withdrawn or used for general operating activities.
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31,		September 30,
	2018	2017	2018	2017
	(in millions)
Cash and cash equivalents	$8,289	$8,138	$8,162	$9,874
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,496	883	1,491	1,031
Customer collateral	1,330	1,155	1,324	1,106
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,115	$10,176	$10,977	$12,011
Note 4—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation referred to as the “U.S. covered litigation” are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes and are classified as restricted cash equivalents on the consolidated balance sheets. The balance of the escrow account was $1.5 billion at December 31, 2018 and September 30, 2018. See Note 13—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the U.S. covered litigation during the three months ended December 31, 2018. See Note 13—Legal Matters.

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
During the three months ended December 31, 2018, the Company recovered $6 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The conversion rates applicable to the UK&I and Europe preferred stock were reduced from 12.955 and 13.888, respectively, as of September 30, 2018 to 12.939 and 13.886, respectively, as of December 31, 2018.
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within equity during the three months ended December 31, 2018. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 13—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2018	$2,291	$3,179	$(7)
VE territory covered losses incurred	—	—	(91)
Recovery through conversion rate adjustment	(5)	(1)	6
Balance as of December 31, 2018	$2,286	$3,178	$(92)
The following table(1) sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-Converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$4,235	$2,286	$4,823	$2,291
Europe preferred stock	5,784	3,178	6,580	3,179
Total	10,019	5,464	11,403	5,470
Less: right to recover for covered losses	(92)	(92)	(7)	(7)
Total recovery for covered losses available	$9,927	$5,372	$11,396	$5,463

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of December 31, 2018; (b)12.939 and 13.886, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of December 31, 2018, respectively; and (c) $131.94, Visa’s class A common stock closing stock price as of December 31, 2018.

(3)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2018; (b)12.955 and 13.888, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of September 30, 2018, respectively; and (c) $150.09, Visa’s class A common stock closing stock price as of September 30, 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018
	(in millions)
Assets
Cash equivalents and restricted cash:
Money market funds	$7,063	$6,252
U.S. government-sponsored debt securities			$98	$1,048
Investment securities:
Marketable equity securities	123	113
U.S. government-sponsored debt securities			5,234	5,008
U.S. Treasury securities	2,236	2,508
Other current and non-current assets:
Foreign exchange derivative instruments			113	78
Total	$9,422	$8,873	$5,445	$6,134
Liabilities
Accrued liabilities:
Foreign exchange derivative instruments			$28	$22
Total	$—	$—	$28	$22
There were no transfers between Level 1 and Level 2 assets during the three months ended December 31, 2018.
Level 1 assets. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.
Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2018.
Marketable equity securities. Marketable equity securities are publicly traded and measured at fair value within Level 1 of the fair value hierarchy, as fair value is based on quoted prices in active markets. On October 1, 2018, the Company adopted ASU 2016-01 which changed the Company’s accounting for marketable equity securities. Beginning on October 1, 2018, unrealized gains and losses from changes in fair value of marketable equity securities are recognized in non-operating income (expense).
U.S. government-sponsored debt securities and U.S. Treasury securities. The Company considers U.S. government-sponsored debt securities and U.S. Treasury securities to be available-for-sale and held $7.5 billion of these investment securities as of December 31, 2018 and September 30, 2018. A majority of the Company’s long-term available-for-sale investment securities are due within one to five years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis
Non-marketable equity securities. The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. On October 1, 2018, the Company adopted ASU 2016-01 which changed the Company’s accounting for non-marketable equity securities. Beginning on October 1, 2018, the Company’s policy is to adjust the carrying value of its non-marketable equity securities to fair value when transactions for identical or similar investments of the same issuer are observable in the market. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in non-operating income (expense).
Non-marketable equity securities totaled $159 million and $137 million at December 31, 2018 and September 30, 2018, respectively, and are classified in other assets on the consolidated balance sheets. During the three months ended December 31, 2018, there were no upward or downward adjustments made to the carrying value of non-marketable equity securities. During the three months ended December 31, 2018 and 2017, there were no significant impairments of non-marketable equity securities.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2018, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at December 31, 2018.
Gains and Losses on Marketable and Non-marketable Equity Securities
The Company recognized a net unrealized loss of $20 million, and no net realized gains or losses on its marketable and non-marketable equity securities for the three months ended December 31, 2018.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of long-term debt was $16.6 billion and $16.7 billion, respectively, as of December 31, 2018. The carrying value and estimated fair value of long-term debt were both $16.6 billion as of September 30, 2018.
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at December 31, 2018, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable and customer collateral. The estimated fair value of such instruments at December 31, 2018 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Debt
The Company had outstanding debt as follows:

	December 31, 2018	September 30, 2018	Effective Interest Rate
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$3,000	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
2.75% Senior Notes due September 2027	750	750	2.91%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
Total debt	16,750	16,750
Unamortized discounts and debt issuance costs	(117)	(120)
Total long-term debt	$16,633	$16,630
The Company recognized interest expense for its senior notes of $137 million and $138 million for the three months ended December 31, 2018 and 2017, respectively, as non-operating expense.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. The Company’s maximum settlement exposure was $88.2 billion and the average daily settlement exposure was $56.1 billion during the three months ended December 31, 2018.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At December 31, 2018 and September 30, 2018, the Company held collateral as follows:

	December 31, 2018	September 30, 2018
	(in millions)
Cash equivalents	$1,720	$1,708
Pledged securities at market value	307	192
Letters of credit	1,346	1,382
Guarantees	952	860
Total	$4,325	$4,142
Cash equivalent collateral reflected in customer collateral on the consolidated balance sheets is held by a custodian in an account under the Company’s name and ownership. At December 31, 2018 and September 30, 2018, $390 million and $384 million, respectively, of cash equivalent collateral is excluded from the consolidated balance sheets as clients retain beneficial ownership of it and it is only accessible to the Company in the event of default by the client on its settlement obligations. All other collateral is excluded from the consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2018	2017	2018	2017
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	8	8	3	3
Expected return on plan assets	(18)	(17)	(4)	(5)
Total net periodic benefit cost (income)	$(10)	$(9)	$—	$(1)
Note 9—Stockholders' Equity
As-converted class A common stock. The following table(1) presents number of shares of each series and class and the number of shares of class A common stock on an as-converted basis:

	December 31, 2018					September 30, 2018
	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(2)		Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(2)
	(in millions, except conversion rates)
UK&I preferred stock	2	12.9390		32	(3)	2	12.9550		32	(3)
Europe preferred stock	3	13.8860		44	(3)	3	13.8880		44	(3)
Class A common stock(4)	1,754	—		1,754		1,768	—		1,768
Class B common stock	245	1.6298	(5)	400		245	1.6298	(5)	400
Class C common stock	12	4.0000		47		12	4.0000		47
Total				2,277					2,291

(1)	Figures in the table may not recalculate exactly due to rounding.

(2)	As-converted class A common stock is calculated based on unrounded numbers.

(3)	The reduction in equivalent number of shares of class A common stock was less than one million shares during the three months ended December 31, 2018.

(4)	Class A common stock shares outstanding reflect repurchases settled on or before December 31, 2018 and September 30, 2018.

(5)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The recovery has the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the UK&I and Europe preferred stock conversion rates and consequently, reduces the as-converted class A common stock share count.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents effective price per share and recovery of VE territory covered losses through conversion rate adjustments:

	Three Months Ended December 31, 2018		Twelve Months Ended September 30, 2018
	Preferred Stock
	UK&I	Europe	UK&I	Europe
	(in millions, except per share data)
Effective price per share(1)	$137.19	$137.19	$113.05	$112.92
Recovery through conversion rate adjustment	$5	$1	$35	$21

(1)
Effective price per share for the quarter is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C convertible participating preferred stock. Effective price per share for the fiscal year is calculated using the weighted-average effective prices of the respective adjustments made during the year.

Common stock repurchases. The following table(1) presents share repurchases in the open market for the following periods:

	Three Months Ended December 31,
	2018	2017
	(in millions, except per share data)
Shares repurchased in the open market(2)	17	16
Average repurchase price per share(3)	$138.11	$110.24
Total cost	$2,393	$1,778

(1)
Figures in the table may not recalculate exactly due to rounding. Shares repurchased in the open market reflect repurchases settled during the three months ended December 31, 2018 and 2017. These amounts include repurchases traded but not yet settled on or before September 30, 2018 and 2017, respectively, and exclude repurchases traded but not yet settled on or before December 31, 2018 and 2017, respectively.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Average repurchase price per share is calculated based on unrounded numbers.
As of December 31, 2018, the Company’s January 2018 share repurchase program had remaining authorized funds of $1.8 billion for share repurchase. All share repurchase programs authorized prior to January 2018 have been completed. In January 2019, the Company’s board of directors authorized an additional $8.5 billion share repurchase program.
Dividends. On January 29, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.25 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on March 5, 2019, to all holders of record as of February 15, 2019. The Company declared and paid $572 million in dividends to holders of the Company’s common stock during the three months ended December 31, 2018.
Note 10—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares outstanding of each class of common stock reflects changes in ownership over the periods presented. See Note 9—Stockholders' Equity.
Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of UK&I and Europe preferred stock and class B and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Company’s Employee Stock Purchase Plan and the assumed vesting of unearned performance shares.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table(1) presents earnings per share for the three months ended December 31, 2018:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,290	1,760	$1.30	$2,977	2,291	(3)	$1.30
Class B common stock	521	245	$2.12	$520	245		$2.12
Class C common stock	61	12	$5.20	$61	12		$5.20
Participating securities(4)	105	Not presented	Not presented	$105	Not presented		Not presented
Net income	$2,977

The following table(1) presents earnings per share for the three months ended December 31, 2017:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,945	1,811	$1.07	$2,522	2,353	(3)	$1.07
Class B common stock	435	245	$1.77	$434	245		$1.77
Class C common stock	54	13	$4.30	$54	13		$4.29
Participating securities(4)	88	Not presented	Not presented	$87	Not presented		Not presented
Net income	$2,522

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 400 million and 405 million for the three months ended December 31, 2018 and 2017, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 47 million and 51 million for the three months ended December 31, 2018 and 2017, respectively. The weighted-average number of shares of preferred stock included within participating securities was 32 million of as-converted UK&I preferred stock for the three months ended December 31, 2018 and 2017, and 44 million of as-converted Europe preferred stock for the three months ended December 31, 2018 and 2017.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 3 million and 5 million common stock equivalents for the three months ended December 31, 2018 and 2017, respectively, because their effect would be dilutive. The computation excludes 1 million and 2 million of common stock equivalents for the three months ended December 31, 2018, and 2017 respectively, because their effect would have been anti-dilutive.

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

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the three months ended December 31, 2018:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,109,645	$25.89	$134.76
Restricted stock units (“RSUs”)	2,503,888	$134.76
Performance-based shares(1)	540,538	$153.42

(1)	Represents the maximum number of performance-based shares which could be earned.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company’s performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost related to the EIP of $95 million and $64 million for the three months ended December 31, 2018 and 2017, respectively, net of estimated forfeitures, which are adjusted as appropriate.
Note 12—Income Taxes
The effective income tax rates were 18% and 22% for the three months ended December 31, 2018 and 2017, respectively. The effective tax rate for the three months ended December 31, 2018 differs from the effective tax rate in the same prior-year period primarily due to the effects of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, as discussed below:

•
The Tax Act reduced the statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, the Company’s statutory federal corporate rate was a blended rate of 24.5%. Federal tax expense for the three months ended December 31, 2018 was determined at a 21% tax rate compared to the 24.5% tax rate in the prior-year period;

•
The Tax Act enacted a new deduction for foreign-derived intangible income (“FDII”) and a new tax on global intangible low-tax income (“GILTI”). Both FDII and GILTI became effective for the Company on October 1, 2018; and

•	The absence of:

▪
a $1.1 billion non-recurring, non-cash benefit from the remeasurement of deferred tax balances recorded in the three months ended December 31, 2017, in connection with the reduction in U.S. federal tax rate enacted by the Tax Act; and

▪	a $1.1 billion one-time transition tax expense on certain untaxed foreign earnings recorded in the three months ended December 31, 2017, in connection with the requirement enacted by the Tax Act.
The Company previously recorded provisional amounts for the transition tax and the tax effects of various other tax provisions enacted by the Tax Act. As permitted by ASU 2018-05, the Company completed the determination of the accounting impacts of the transition tax and the tax effects of these various tax provisions in the three months ended December 31, 2018. The adjustments to the provisional amounts were not material. In addition, the Company has adopted the accounting policy of accounting for taxes on GILTI in the period that it is subject to such tax.
During the three months ended December 31, 2018, the Company’s gross unrecognized tax benefits increased by $38 million, all of which would favorably impact the effective tax rate if recognized. The change in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three months ended December 31, 2018 and 2017, there were no significant changes in interest and penalties related to uncertain tax positions.
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
The following table summarizes the activity related to accrued litigation:

	Three Months Ended December 31,
	2018	2017
	(in millions)
Balance at beginning of period	$1,434	$982
Provision for uncovered legal matters	7	—
Provision for covered legal matters	90	—
Payments for legal matters	(42)	(152)
Balance at end of period	$1,489	$830
Accrual Summary—U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. See further discussion below under U.S. Covered Litigation and Note 4—U.S. and Europe Retrospective Responsibility Plans. An accrual for the U.S. covered litigation and a charge to the litigation provision are recorded when a loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The total accrual related to the U.S. covered litigation could be either higher or lower than the escrow account balance.
The following table summarizes the activity related to U.S. covered litigation:

	Three Months Ended December 31,
	2018	2017
	(in millions)
Balance at beginning of period	$1,428	$978
Payments for U.S. covered litigation	—	(150)
Balance at end of period	$1,428	$828
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through periodic adjustments to the conversion rates applicable to the UK&I preferred stock and Europe preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders’ equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 4—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to VE territory covered litigation:

	Three Months Ended December 31,
	2018	2017
	(in millions)
Balance at beginning of period	$—	$1
Accrual for VE territory covered litigation	90	—
Payments for VE territory covered litigation	(35)	(1)
Balance at end of period	$55	$—
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions
On December 6, 2018, the district court held a hearing on the Damages Class plaintiffs’ motion for preliminary approval of the Amended Settlement Agreement, and on January 24, 2019, the district court granted preliminary approval.
Settlement discussions with plaintiffs purporting to act on behalf of the putative Injunctive Relief Class are ongoing. On January 16, 2019, the bank defendants moved to dismiss the claims brought against them by the Injunctive Relief Class, on the grounds that plaintiffs lack standing and fail to state a claim against the bank defendants.
VE Territory Covered Litigation
UK Merchant Litigation
Since July 2013, in excess of 450 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe, and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by over 75 Merchants, leaving more than 350 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings.
On November 29, 2018, Visa was granted permission to appeal aspects of the Court of Appeal’s judgment to the Supreme Court of the United Kingdom, including the question of whether Visa’s UK interchange restricted competition.
Other Litigation
European Commission Proceedings
Inter-regional Interchange Investigation. On December 4, 2018, the European Commission (EC) announced formal public consultation (known as “market testing”) of commitments proposed by Visa pursuant to Article 9 of Council Regulation (EC) No 1/2003 in order for the EC to conclude its investigation. Subject to market testing, the EC intends to adopt a decision declaring the commitments to be binding on Visa and concluding that there are no longer grounds for action by the EC and without any finding of infringement of the law by Visa. If accepted by the EC, the proposed commitments require Visa to cap its inter-regional multilateral interchange rates at 1.50% credit and 1.15% debit for “Card-Not-Present” transactions and 0.30% credit and 0.20% debit for “Card Present” transactions on consumer debit and credit cards issued outside of the European Economic Area when used at merchants located inside of the European Economic Area. The commitments would last for a period of five years following implementation. No fine will be imposed against Visa, and the commitments are proposed without prejudice to Visa’s position that its conduct did not infringe any law. The EC’s market testing was completed in January 2019, and the EC is expected to decide whether to formally adopt the proposed commitments in the first half of 2019.
EMV Chip Liability Shift
Plaintiffs filed a renewed motion for class certification on July 16, 2018, following an earlier denial of the motion without prejudice. Plaintiffs’ renewed motion was terminated without prejudice to reinstatement on October 17, 2018.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kroger
The parties have stipulated that the litigation be stayed until February 2, 2019.
Nuts for Candy
On October 18, 2018, the court stayed the Nuts for Candy case pending the district court’s decision on preliminary approval of the Amended Settlement Agreement discussed above under Interchange Multidistrict Litigation (MDL) – Putative Class Actions, and pending final approval of that agreement if preliminary approval is granted.
Ohio Attorney General Civil Investigative Demand

On January 8, 2019, the State of Ohio Office of the Attorney General informed Visa that the investigation has been terminated.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2018 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. Our financial results for the three months ended December 31, 2017 reflected the impact of certain significant items that we believe were not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. There were no comparable adjustments recorded for the three months ended December 31, 2018. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share for these periods were as follows:

	Three Months Ended December 31,
(in millions, except percentages and per share data)	2018	2017	% Change(1)
Net income, as reported	$2,977	$2,522	18%
Diluted earnings per share, as reported	$1.30	$1.07	21%
Net income, as adjusted(2)	$2,977	$2,536	17%
Diluted earnings per share, as adjusted(2)	$1.30	$1.08	21%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.
Highlights for the first quarter of fiscal 2019. Our business is affected by overall economic conditions and consumer spending. Our business performance during the three months ended December 31, 2018 reflects continued, strong global consumer spending growth amidst uneven global economic conditions. We recorded net revenues of $5.5 billion for the three months ended December 31, 2018, an increase of 13% over the prior-year comparable period, reflecting continued growth in nominal payments volume, nominal cross-border volume and processed transactions. The effect of exchange rate movements in the three months ended December 31, 2018, as partially mitigated by our hedging program, resulted in approximately half a percentage point negative impact to our net revenues growth.
Total operating expenses were $1.8 billion for the three months ended December 31, 2018, an increase of 17% over the prior-year comparable period. The increase in the period was primarily due to higher personnel, marketing and general and administrative expenses, as we continue to invest to support our business growth.
Adjusted financial results. Our financial results for the three months ended December 31, 2017 reflected the impact of certain significant items that we believe were not indicative of our ongoing operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented. There were no comparable adjustments recorded for the three months ended December 31, 2018.

•
Remeasurement of deferred tax balances. During the three months ended December 31, 2017, in connection with the Tax Act’s reduction of the corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax benefit of $1.1 billion. See Note 12—Income Taxes to our unaudited consolidated financial statements.

•
Transition tax on foreign earnings. During the three months ended December 31, 2017, in connection with the Tax Act’s requirement that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income, we recorded a one-time transition tax estimated to be approximately $1.1 billion. See Note 12—Income Taxes to our unaudited consolidated financial statements.

Adjusted financial results are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following table reconciles our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the three months ended December 31, 2017. There were no comparable adjustments recorded for the three months ended December 31, 2018.

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

Common stock repurchases. During the three months ended December 31, 2018, we repurchased 17 million shares of our class A common stock in the open market using $2.4 billion of cash on hand. As of December 31, 2018, our January 2018 share repurchase program had remaining authorized funds of $1.8 billion for share repurchase. In January 2019, our board of directors authorized an additional $8.5 billion share repurchase program. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.

Payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. During the three months ended December 31, 2018, we updated our definition of payments volume to now include all disbursement volume related to Visa Direct, in addition to the funding volume previously included. All prior periods presented have been adjusted accordingly. This change resulted in an increase of 0.5% in Visa Inc. total nominal payments volume growth for the three months ended September 30, 2018. Please refer to the Operational Performance Data section of Exhibit 99.1 to our Current Report on Form 8-K filed on January 30, 2019 for more details on the impact from this update in payments volume definition.
Nominal payments volume in the United States posted low double-digit growth for the three months ended September 30, 2018(1), driven mainly by consumer credit and debit. Nominal international payments volume growth was negatively impacted by movements in the U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three months ended September 30, 2018 was 11%. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.
The following table(2) presents nominal payments and cash volume:

	United States			International			Visa Inc.
	Three Months Ended September 30,(1)			Three Months Ended September 30,(1)			Three Months Ended September 30,(1)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$382	$348	10%	$615	$592	4%	$997	$939	6%
Consumer debit(3)	408	358	14%	459	428	7%	868	785	11%
Commercial(4)	155	135	15%	93	86	8%	247	221	12%
Total nominal payments volume	$945	$840	12%	$1,167	$1,106	6%	$2,112	$1,946	9%
Cash volume	145	142	2%	578	615	(6)%	723	756	(4)%
Total nominal volume(5)	$1,089	$982	11%	$1,745	$1,720	1%	$2,835	$2,702	5%
The following table(2) presents nominal and constant payments and cash volume growth:

	International		Visa Inc.
	Three Months Ended September 30, 2018 vs. 2017(1)		Three Months Ended September 30, 2018 vs. 2017(1)
	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	4%	9%	6%	10%
Consumer debit growth(3)	7%	12%	11%	13%
Commercial growth(4)	8%	15%	12%	15%
Total payments volume growth	6%	11%	9%	12%
Cash volume growth	(6)%	2%	(4)%	2%
Total volume growth	1%	8%	5%	9%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2018 and 2017 were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2018 and 2017, respectively.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes and totals are calculated based on unrounded numbers.

(3)	Includes consumer prepaid volume and Interlink volume.

(4)	Includes large, middle and small business credit and debit, as well as commercial prepaid volume.

(5)
Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased on cards and other form factors carrying the Visa, Visa Electron, Interlink and V PAY brands. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution clients, subject to review by Visa. On occasion, previously presented volume information may be updated. Prior-period updates, other than the change to the payments volume definition, are not material.

(6)	Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table(1) provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended December 31,
	2018	2017	% Change
	(in millions, except percentages)
Visa processed transactions	33,931	30,508	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,508	$2,265	$243	11%
International	2,998	2,597	401	15%
Net revenues	$5,506	$4,862	$644	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in net revenues reflects the continued growth in nominal payments volume, nominal cross-border volume and processed transactions.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three months ended December 31, 2018, as partially mitigated by our hedging program, resulted in approximately half a percentage point negative impact to our net revenues growth.
The following table sets forth the components of our net revenues:

	Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,342	$2,146	$196	9%
Data processing revenues	2,470	2,147	323	15%
International transaction revenues	1,851	1,666	185	11%
Other revenues	299	229	70	30%
Client incentives	(1,456)	(1,326)	(130)	10%
Net revenues	$5,506	$4,862	$644	13%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased primarily due to 9% growth in nominal payments volume during the three-month comparable period.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 11% during the three-month comparable period as well as select pricing modifications effective after the first quarter of fiscal 2018.

•
International transaction revenues increased due to higher volatility in a broad range of currencies and 3% growth in nominal cross-border volume during the three-month comparable period. Growth in international transaction revenues also reflected select pricing modifications effective after the first quarter of fiscal 2018.

•	Other revenues increased primarily due to changes in the classification and timing of recognition of revenue as a result of the adoption of the new revenue standard.

•
Client incentives increased mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the first quarter of fiscal 2018 and overall growth in global payments volume. Client incentives also increased due to changes in classification and timing of recognition as a result of the adoption of the new revenue standard. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$807	$679	$128	19%
Marketing	276	223	53	24%
Network and processing	173	160	13	8%
Professional fees	91	92	(1)	(1)%
Depreciation and amortization	159	145	14	9%
General and administrative	276	236	40	17%
Litigation provision	7	—	7	NM
Total operating expenses	$1,789	$1,535	$254	17%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel expenses increased primarily due to an increase in headcount and higher incentive compensation, reflecting our strategy to invest for future growth.

•
Marketing expenses increased primarily due to changes in the classification and timing of recognition of certain marketing expenses as a result of the adoption of the new revenue standard as well as higher spending to support a number of campaigns.

•	General and administrative expenses increased mainly due to higher product enhancement costs in support of our business growth.
Effective Income Tax Rate
The effective income tax rates were 18% and 22% for the three months ended December 31, 2018 and 2017, respectively. The effective tax rate for the three months ended December 31, 2018 differs from the effective tax rate in the same prior-year period primarily due to the effects of the Tax Act enacted on December 22, 2017, as discussed below:

•
The Tax Act reduced the statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, our statutory federal corporate rate was a blended rate of 24.5%. Federal tax expense for the three months ended December 31, 2018 was determined at a 21% tax rate compared to the 24.5% tax rate in the prior-year period;

•
The Tax Act enacted a new deduction for foreign-derived intangible income (“FDII”) and a new tax on global intangible low-tax income (“GILTI”). Both FDII and GILTI became effective for us on October 1, 2018; and

•	The absence of:

▪
a $1.1 billion non-recurring, non-cash benefit from the remeasurement of deferred tax balances recorded in the three months ended December 31, 2017, in connection with the reduction in U.S. federal tax rate enacted by the Tax Act; and

▪	a $1.1 billion one-time transition tax expense on certain untaxed foreign earnings recorded in the three months ended December 31, 2017, in connection with the requirement enacted by the Tax Act.
We previously recorded provisional amounts for the transition tax and the tax effects of various other tax provisions enacted by the Tax Act. As permitted by ASU 2018-05, we completed the determination of the accounting impacts of the transition tax and the tax effects of these various tax provisions in the three months ended December 31, 2018. The adjustments to the provisional amounts were not material. In addition, we have adopted the accounting policy of accounting for taxes on GILTI in the period that it is subject to such tax.
Adjusted effective income tax rate. Our financial results for the three months ended December 31, 2017 reflect the impact of certain significant items that we believe were not indicative of our operating performance during the period, as they were either non-recurring or had no cash impact. As such, we have presented our adjusted effective income tax rate for the period in the table below, which we believe provides a clearer understanding of our operating performance for the reported period. There were no comparable adjustments recorded for the three months ended December 31, 2018. See Overview—Adjusted financial results within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the tables below.

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
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2018	2017
	(in millions)
Total cash provided by (used in):
Operating activities	$3,294	$2,813
Investing activities	(70)	(707)
Financing activities	(3,018)	(4,021)
Effect of exchange rate changes on cash and cash equivalents	(68)	80
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$138	$(1,835)
Operating activities. Cash provided by operating activities for the three months ended December 31, 2018 was higher than the prior-year comparable period, reflecting continued growth in our underlying business.
Investing activities. Cash used in investing activities for the three months ended December 31, 2018 was lower than the prior-year comparable period as prior-year purchases of investment securities reflected additional investment of net proceeds received from fixed-rate senior notes issued in September 2017.

Financing activities. Cash used in financing activities for the three months ended December 31, 2018 was lower than the prior-year comparable period primarily due to the repayment of the Senior Notes due 2017 in the prior year. This decrease was partially offset by an increase in the repurchases of our class A common stock and higher dividends paid in the current year. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
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
Credit Ratings
During the three months ended December 31, 2018, our credit ratings by Standard and Poor’s were upgraded to the following as compared to September 30, 2018:

Standard and Poor’s
	December 31, 2018		September 30, 2018
Debt type	Rating	Outlook	Rating	Outlook
Short-term unsecured debt	A-1+	Stable	A-1	Positive
Long-term unsecured debt	AA-	Stable	A+	Positive
Various factors affect our credit ratings, including changes in our operating performance, the economic environment, conditions in the electronic payment industry, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a significant downgrade were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2018, except as discussed below.
Common stock repurchases. During the three months ended December 31, 2018, we repurchased 17 million shares of our class A common stock using $2.4 billion of cash on hand. As of December 31, 2018, we had remaining authorized funds of $1.8 billion for share repurchase. All share repurchase programs authorized prior to January 2018 have been completed. In January 2019, our board of directors authorized an additional $8.5 billion share repurchase program. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2018, we declared and paid $572 million in dividends to holders of our common stock. On January 29, 2019, our board of directors declared a cash dividend in the amount of $0.25 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on March 5, 2019, to all holders of record as of February 15, 2019. See Note 9—Stockholders' Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Deferred purchase consideration. On June 21, 2016, we acquired 100% of the share capital of Visa Europe. In connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of Visa Europe acquisition.
Fair Value Measurements—Financial Instruments
As of December 31, 2018, our financial instruments measured at fair value on a recurring basis included $14.9 billion of assets and $28 million of liabilities. See Note 5—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks during the three months ended December 31, 2018, compared to September 30, 2018.

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
Changes in internal control over financial reporting. During the three-months ended December 31, 2018, the Company implemented a new client incentives accounting system along with enhancements and modifications to existing internal controls and procedures to comply with the new revenue standard. There have been no other changes in the internal control over financial reporting of Visa Inc. that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 13—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on November 16, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
October 1-31, 2018	7,030,817	$139.71	7,030,817	$3,160,382,369
November 1-30, 2018	6,147,499	$137.93	6,147,499	$2,312,319,949
December 1-31, 2018	3,742,470	$134.10	3,742,470	$1,810,395,549
Total	16,920,786	$137.82	16,920,786

(1)
The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(2)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2019 and January 2018, our board of directors authorized share repurchase programs for $8.5 billion and $7.5 billion, respectively. These authorizations have no expiration date. All share repurchase programs authorized prior to January 2018 have been completed.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018

10.2+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2018

10.3+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2018

10.4+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2018

10.5+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2018

10.6+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018

10.7+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2018

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	January 31, 2019	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chief Executive Officer (Principal Executive Officer)

Date:	January 31, 2019	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	January 31, 2019	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)