Form 10-Q
period 2019-03-31
VISA INC.
filed 2019-04-26
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
As of April 19, 2019 there were 1,738,987,989 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 11,565,095 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	September 30, 2018
	(in millions, except par value data)
Assets
Cash and cash equivalents	$7,648	$8,162
Restricted cash equivalents—U.S. litigation escrow (Note 3 and Note 4)	899	1,491
Investment securities (Note 5)	3,876	3,547
Settlement receivable	1,574	1,582
Accounts receivable	1,404	1,208
Customer collateral (Note 3 and Note 7)	1,735	1,324
Current portion of client incentives	589	340
Prepaid expenses and other current assets	765	562
Total current assets	18,490	18,216
Investment securities (Note 5)	3,506	4,082
Client incentives	1,664	538
Property, equipment and technology, net	2,456	2,472
Goodwill	15,088	15,194
Intangible assets, net	26,966	27,558
Other assets	1,695	1,165
Total assets	$69,865	$69,225
Liabilities
Accounts payable	$119	$183
Settlement payable	2,081	2,168
Customer collateral (Note 7)	1,735	1,325
Accrued compensation and benefits	578	901
Client incentives	3,484	2,834
Accrued liabilities	1,207	1,160
Deferred purchase consideration	1,262	1,300
Accrued litigation (Note 13)	914	1,434
Total current liabilities	11,380	11,305
Long-term debt (Note 6)	16,630	16,630
Deferred tax liabilities	4,911	4,618
Other liabilities	2,669	2,666
Total liabilities	35,590	35,219
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (the “class A equivalent preferred stock”) (Note 9)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at March 31, 2019 and September 30, 2018 (the “UK&I preferred stock”) (Note 9)	2,286	2,291
Series C convertible participating preferred stock, 3 shares issued and outstanding at March 31, 2019 and September 30, 2018 (the “Europe preferred stock”) (Note 9)	3,178	3,179
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,741 and 1,768 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2019 and September 30, 2018 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 12 shares issued and outstanding at March 31, 2019 and September 30, 2018 (Note 9)	—	—
Right to recover for covered losses (Note 4)	(163)	(7)
Additional paid-in capital	16,547	16,678
Accumulated income	12,513	11,318
Accumulated other comprehensive income (loss), net:
Investment securities	1	(17)
Defined benefit pension and other postretirement plans	(67)	(61)
Derivative instruments	96	60
Foreign currency translation adjustments	(116)	565
Total accumulated other comprehensive income (loss), net	(86)	547
Total equity	34,275	34,006
Total liabilities and equity	$69,865	$69,225

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(in millions, except per share data)
Net revenues	$5,494	$5,073	$11,000	$9,935

Operating Expenses
Personnel	894	824	1,701	1,503
Marketing	241	261	517	484
Network and processing	171	169	344	329
Professional fees	101	108	192	200
Depreciation and amortization	160	153	319	298
General and administrative	264	222	540	458
Litigation provision (Note 13)	22	—	29	—
Total operating expenses	1,853	1,737	3,642	3,272
Operating income	3,641	3,336	7,358	6,663

Non-operating Income (Expense)
Interest expense, net	(140)	(153)	(285)	(307)
Investment income and other	176	34	234	100
Total non-operating income (expense)	36	(119)	(51)	(207)
Income before income taxes	3,677	3,217	7,307	6,456
Income tax provision (Note 12)	700	612	1,353	1,329
Net income	$2,977	$2,605	$5,954	$5,127

Basic Earnings Per Share (Note 10)
Class A common stock	$1.31	$1.12	$2.61	$2.19
Class B common stock	$2.13	$1.84	$4.25	$3.61
Class C common stock	$5.23	$4.46	$10.44	$8.76

Basic Weighted-average Shares Outstanding (Note 10)
Class A common stock	1,748	1,798	1,754	1,805
Class B common stock	245	245	245	245
Class C common stock	12	12	12	13

Diluted Earnings Per Share (Note 10)
Class A common stock	$1.31	$1.11	$2.61	$2.19
Class B common stock	$2.13	$1.84	$4.25	$3.60
Class C common stock	$5.23	$4.46	$10.42	$8.74

Diluted Weighted-average Shares Outstanding (Note 10)
Class A common stock	2,279	2,337	2,285	2,345
Class B common stock	245	245	245	245
Class C common stock	12	12	12	13

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Net income	$2,977	$2,605	$5,954	$5,127
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	7	41	15	50
Income tax effect	(2)	(9)	(4)	(12)
Reclassification adjustment for net (gain) loss realized in net income	—	—	—	(28)
Income tax effect	—	—	—	10
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	—	(2)	(7)	(2)
Income tax effect	—	1	1	1
Derivative instruments:
Net unrealized gain (loss)	59	(41)	97	(42)
Income tax effect	(13)	2	(23)	(3)
Reclassification adjustment for net (gain) loss realized in net income	(22)	24	(47)	35
Income tax effect	4	(3)	9	(5)
Foreign currency translation adjustments	(394)	512	(681)	846
Other comprehensive income (loss), net of tax	(361)	525	(640)	850
Comprehensive income	$2,616	$3,130	$5,314	$5,977

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of December 31, 2018	2	3	1,754		245	12		$5,464	$(92)	$16,540	$11,908	$275	$34,095
Net income											2,977		2,977
Other comprehensive income (loss), net of tax												(361)	(361)
Comprehensive income													2,616
Adoption of new accounting standards (Note 1)											(8)	—	(8)
VE territory covered losses incurred (Note 4)									(71)				(71)
Conversion of class C common stock upon sales into public market			1			—	(1)						—
Vesting of restricted stock and performance-based shares			—	(1)									—
Share-based compensation, net of forfeitures (Note 11)										111			111
Restricted stock and performance-based shares settled in cash for taxes			—	(1)						(2)			(2)
Cash proceeds from issuance of common stock under employee equity plans			—	(1)						41			41
Cash dividends declared and paid, at a quarterly amount of $0.25 per Class A share (Note 9)											(569)		(569)
Repurchase of class A common stock (Note 9)			(14)							(143)	(1,795)		(1,938)
Balance as of March 31, 2019	2	3	1,741		245	12		$5,464	$(163)	$16,547	$12,513	$(86)	$34,275

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2019
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768	245	12		$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income										5,954		5,954
Other comprehensive income (loss), net of tax											(640)	(640)
Comprehensive income												5,314
Adoption of new accounting standards (Note 1)										385	7	392
VE territory covered losses incurred (Note 4)								(162)				(162)
Recovery through conversion rate adjustment (Note 4 and Note 9)							(6)	6				—
Conversion of class C common stock upon sales into public market			1		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures (Note 11)									211			211
Restricted stock and performance-based shares settled in cash for taxes			(1)						(103)			(103)
Cash proceeds from issuance of common stock under employee equity plans			1						89			89
Cash dividends declared and paid, at a quarterly amount of $0.25 per Class A share (Note 9)										(1,141)		(1,141)
Repurchase of class A common stock (Note 9)			(31)						(328)	(4,003)		(4,331)
Balance as of March 31, 2019	2	3	1,741	245	12		$5,464	$(163)	$16,547	$12,513	$(86)	$34,275

(1)	Decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended March 31, 2018
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of December 31, 2017	2	3	1,805		245	12		$5,476	$(5)	$16,761	$9,966	$1,203	$33,401
Net income											2,605		2,605
Other comprehensive income (loss), net of tax												525	525
Comprehensive income													3,130
VE territory covered losses incurred (Note 4)									(1)				(1)
Conversion of class C common stock upon sales into public market			1			—	(1)						—
Vesting of restricted stock and performance-based shares			—	(1)									—
Share-based compensation, net of forfeitures (Note 11)			—	(1)						85			85
Restricted stock and performance-based shares settled in cash for taxes			—	(1)						—			—
Cash proceeds from issuance of common stock under employee equity plans			1							50			50
Cash dividends declared and paid, at a quarterly amount of $0.210 per Class A share (Note 9)											(490)		(490)
Repurchase of class A common stock (Note 9)			(17)							(183)	(1,889)		(2,072)
Balance as of March 31, 2018	2	3	1,790		245	12		$5,476	$(6)	$16,713	$10,192	$1,728	$34,103

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2018
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2017	2	3	1,818		245	13	$5,526	$(52)	$16,900	$9,508	$878	$32,760
Net income										5,127		5,127
Other comprehensive income (loss), net of tax											850	850
Comprehensive income												5,977
VE territory covered losses incurred (Note 4)								(4)				(4)
Recovery through conversion rate adjustment (Note 4 and Note 9)							(50)	50				—
Conversion of class C common stock upon sales into public market			2			(1)						—
Vesting of restricted stock and performance-based shares			2									—
Share-based compensation, net of forfeitures (Note11)			—	(1)					153			153
Restricted stock and performance-based shares settled in cash for taxes			(1)						(88)			(88)
Cash proceeds from issuance of common stock under employee equity plans			2						103			103
Cash dividends declared and paid, at a quarterly amount of $0.195 per Class A share in the first quarter and $0.210 per Class A share in the second quarter (Note 9)										(948)		(948)
Repurchase of class A common stock (Note 9)			(33)						(355)	(3,495)		(3,850)
Balance as of March 31, 2018	2	3	1,790		245	12	$5,476	$(6)	$16,713	$10,192	$1,728	$34,103

(1)	Decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2019	2018
	(in millions)
Operating Activities
Net income	$5,954	$5,127
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives (Note 2)	2,934	2,615
Share-based compensation (Note 11)	211	153
Depreciation and amortization of property, equipment, technology and intangible assets	319	298
Deferred income taxes	256	(945)
Right to recover for covered losses recorded in equity (Note 4)	(162)	(4)
Other	(106)	(10)
Change in operating assets and liabilities:
Settlement receivable	(23)	(1,039)
Accounts receivable	(203)	(113)
Client incentives	(3,142)	(2,177)
Other assets	(245)	41
Accounts payable	(48)	(26)
Settlement payable	(38)	986
Accrued and other liabilities	170	975
Accrued litigation (Note 13)	(519)	(152)
Net cash provided by operating activities	5,358	5,729
Investing Activities
Purchases of property, equipment and technology	(313)	(354)
Investment securities:
Purchases	(1,806)	(2,342)
Proceeds from maturities and sales	2,038	1,771
Acquisitions, net of cash acquired	—	(196)
Purchases of / contributions to other investments	(236)	(16)
Proceeds / distributions from other investments	10	—
Other investing activities	(89)	—
Net cash used in investing activities	(396)	(1,137)
Financing Activities
Repurchase of class A common stock (Note 9)	(4,331)	(3,850)
Repayments of long-term debt	—	(1,750)
Dividends paid (Note 9)	(1,141)	(948)
Cash proceeds from issuance of common stock under employee equity plans	89	103
Restricted stock and performance-based shares settled in cash for taxes	(103)	(88)
Net cash used in financing activities	(5,486)	(6,533)
Effect of exchange rate changes on cash and cash equivalents	(171)	206
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(695)	(1,735)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period (Note 3)	10,977	12,011
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (Note 3)	$10,282	$10,276
Supplemental Disclosure
Income taxes paid, net of refunds	$1,381	$1,197
Interest payments on debt (Note 6)	$269	$276
Accruals related to purchases of property, equipment and technology	$51	$21

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Recently Issued and Adopted Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. This new revenue standard replaces all existing revenue recognition guidance in U.S. GAAP. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The new revenue standard changes the classification and timing of recognition of certain client incentives and marketing-related funds paid to customers, as well as revenues and expenses for market development funds and services provided to customers as an incentive. The Company adopted the standard effective October 1, 2018 using the modified retrospective transition method applied to the aggregate of all modifications for contracts not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new revenue standard. The comparative prior period amounts appearing on the financial statements have not been restated and continue to be reported under the prior revenue standard. See Note 2—Revenues for the impact of the new revenue standard on the accompanying unaudited consolidated financial statements as of and for the three and six months ended March 31, 2019.

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
In February 2016, the FASB issued ASU 2016-02, which requires the recognition of lease assets and lease liabilities arising from operating leases on the balance sheet. Subsequently, the FASB also issued a series of amendments to this new lease standard that address the transition methods available and clarify the guidance for lessor costs and other aspects of the new lease standard. The Company will adopt the standard effective October 1, 2019 and expects to adopt using the modified retrospective transition method without restating comparative periods. The adoption is not expected to have a material impact on the consolidated financial statements.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2017, the FASB issued ASU 2017-07, which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). In addition, only the service cost component is eligible for capitalization, when applicable. Retrospective application is required for the change in income statement presentation while the change in capitalized benefit cost is required to be applied prospectively. The Company adopted the standard effective October 1, 2018, which did not have a material impact on the consolidated financial statements. The service cost component of net periodic pension and postretirement benefit cost is presented in personnel expenses while the other components are presented in other non-operating expense on the Company’s consolidated statement of operations. The Company did not apply the standard retrospectively for the change in income statement presentation as the impact would have been immaterial.
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
In August 2017, the FASB issued ASU 2017-12, which improves the financial reporting of hedging instruments to better portray the economic results of an entity’s risk management activities in its financial statements. Visa early adopted the standard effective January 1, 2019, which did not have a material impact on the consolidated financial statements.
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
Note 2—Revenues
Impact of the New Revenue Standard
The following tables summarize the impact of the new revenue standard on the Company’s consolidated statement of operations for the three and six months ended March 31, 2019 and the consolidated balance sheet as of March 31, 2019:

	For the Three Months Ended March 31, 2019			For the Six Months Ended March 31, 2019
	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard
	(in millions)
Net revenues	$5,494	$(39)	$5,455	$11,000	$(91)	$10,909

Operating Expenses
Marketing	241	(39)	202	517	(69)	448
Professional fees	101	(3)	98	192	(6)	186
General and administrative	264	(7)	257	540	(10)	530
Total operating expenses	1,853	(49)	1,804	3,642	(85)	3,557
Operating income	3,641	10	3,651	7,358	(6)	7,352

Income before income taxes	3,677	10	3,687	7,307	(6)	7,301
Income tax provision	700	2	702	1,353	1	1,354
Net income	2,977	8	2,985	5,954	(7)	5,947

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2019
	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard
	(in millions)
Assets
Current portion of client incentives	$589	$(262)	$327
Client incentives	1,664	(725)	939
Liabilities
Accounts payable	119	13	132
Client incentives	3,484	(401)	3,083
Accrued liabilities	1,207	(8)	1,199
Deferred tax liabilities	4,911	(105)	4,806
Other liabilities	2,669	(79)	2,590
Equity
Accumulated income	12,513	(407)	12,106
Disaggregation of Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Service revenues	$2,417	$2,253	$4,759	$4,399
Data processing revenues	2,432	2,127	4,902	4,274
International transaction revenues	1,796	1,752	3,647	3,418
Other revenues	327	230	626	459
Client incentives	(1,478)	(1,289)	(2,934)	(2,615)
Net revenues	$5,494	$5,073	$11,000	$9,935

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
U.S.	$2,479	$2,297	$4,987	$4,562
International	3,015	2,776	6,013	5,373
Net revenues	$5,494	$5,073	$11,000	$9,935
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	March 31,		September 30,
	2019	2018	2018	2017
	(in millions)
Cash and cash equivalents	$7,648	$8,142	$8,162	$9,874
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	899	884	1,491	1,031
Customer collateral	1,735	1,250	1,324	1,106
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,282	$10,276	$10,977	$12,011

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation referred to as the “U.S. covered litigation” are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes, and are classified as restricted cash equivalents on the consolidated balance sheets. The balance of the escrow account was $899 million at March 31, 2019 and $1.5 billion at September 30, 2018. The Company paid $600 million from the litigation escrow account during the three months ended March 31, 2019. See Note 13—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the U.S. covered litigation during the six months ended March 31, 2019. See Note 13—Legal Matters.
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
During the six months ended March 31, 2019, the Company recovered $6 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The conversion rates applicable to the UK&I and Europe preferred stock were reduced from 12.955 and 13.888, respectively, as of September 30, 2018 to 12.939 and 13.886, respectively, as of March 31, 2019.
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within equity during the six months ended March 31, 2019. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 13—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2018	$2,291	$3,179	$(7)
VE territory covered losses incurred	—	—	(162)
Recovery through conversion rate adjustment	(5)	(1)	6
Balance as of March 31, 2019	$2,286	$3,178	$(163)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table(1) sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-Converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$5,013	$2,286	$4,823	$2,291
Europe preferred stock	6,847	3,178	6,580	3,179
Total	11,860	5,464	11,403	5,470
Less: right to recover for covered losses	(163)	(163)	(7)	(7)
Total recovery for covered losses available	$11,697	$5,301	$11,396	$5,463

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of March 31, 2019; (b) 12.939 and 13.886, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of March 31, 2019, respectively; and (c) $156.19, Visa’s class A common stock closing stock price as of March 31, 2019.

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

Note 5—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2019	September 30, 2018	March 31, 2019	September 30, 2018
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$6,089	$6,252
U.S. government-sponsored debt securities			$200	$1,048
Investment securities:
Marketable equity securities	157	113
U.S. government-sponsored debt securities			5,482	5,008
U.S. Treasury securities	1,743	2,508
Other current and non-current assets:
Derivative instruments			166	78
Total	$7,989	$8,873	$5,848	$6,134
Liabilities
Accrued and other liabilities:
Derivative instruments			$44	$22
Total	$—	$—	$44	$22
There were no transfers between Level 1 and Level 2 assets during the six months ended March 31, 2019.
Level 1 assets. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2019.
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
U.S. government-sponsored debt securities and U.S. Treasury securities. The Company considers U.S. government-sponsored debt securities and U.S. Treasury securities to be available-for-sale and held $7.2 billion and $7.5 billion of these investment securities as of March 31, 2019 and September 30, 2018, respectively. All of the Company’s long-term available-for-sale investment securities are due within one to five years.
Derivative instruments. During the three months ended March 31, 2019, the Company entered into interest rate and cross-currency swap agreements on a portion of the Company’s outstanding 3.15% Senior Notes due December 2025. The Company designated the interest rate swap as a fair value hedge and the cross-currency swap as a net investment hedge. Gains and losses related to changes in fair value hedges are recognized in non-operating income (expense) along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line in the consolidated statement of operations. The effective portions of net investment hedges are recorded in other comprehensive income. Amounts excluded from the effectiveness testing of net investment hedges are recognized in non-operating income (expense). Cash flows associated with derivatives designated as a fair value hedge may be included in operating, investing or financing activities on the consolidated statement of cash flows, depending on the classification of the items being hedged. Cash flows associated with financial instruments designated as net investment hedges are classified as an investing activity. There were no swap agreements outstanding as of September 30, 2018.
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
Non-marketable equity securities totaled $438 million and $137 million at March 31, 2019 and September 30, 2018, respectively, and are classified in other assets on the consolidated balance sheets. During the three and six months ended March 31, 2019, $66 million of upward adjustments and no downward adjustments were made to the carrying value of non-marketable equity securities. During the six months ended March 31, 2019 and 2018, there were no significant impairments of non-marketable equity securities.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2019, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2019.
Gains and Losses on Marketable and Non-marketable Equity Securities
The Company recognized net realized gains of $15 million for both the three and six months ended March 31, 2019 on its equity securities sold during the periods. The Company recognized net unrealized gains of $79 million and $59 million for the three and six months ended March 31, 2019, respectively, on equity securities held as of the end of the periods.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of long-term debt was $16.6 billion and $17.3 billion, respectively, as of March 31, 2019. The carrying value and estimated fair value of long-term debt were both $16.6 billion as of September 30, 2018.
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2019, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable and customer collateral. The estimated fair value of such instruments at March 31, 2019 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Note 6—Debt
The Company had outstanding debt as follows:

	March 31, 2019	September 30, 2018	Effective Interest Rate
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$3,000	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
2.75% Senior Notes due September 2027	750	750	2.91%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
Total senior notes	16,750	16,750
Unamortized discounts and debt issuance costs	(114)	(120)
Hedge accounting fair value adjustments	(6)	—
Total long-term debt	$16,630	$16,630
The Company recognized interest expense for its senior notes of $119 million and $137 million for the three months ended March 31, 2019 and 2018, respectively, and $245 million and $275 million for the six months ended March 31, 2019 and 2018, respectively. Interest expense for the three and six months ended March 31, 2019 includes adjustments related to the Company’s hedging program. Effective interest rates disclosed in the table above do not reflect hedge accounting adjustments.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. The Company’s maximum settlement exposure was $92.0 billion and the average daily settlement exposure was $55.3 billion during the six months ended March 31, 2019.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At March 31, 2019 and September 30, 2018, the Company held collateral as follows:

	March 31, 2019	September 30, 2018
	(in millions)
Cash equivalents	$1,735	$1,708
Pledged securities at market value	307	192
Letters of credit	1,337	1,382
Guarantees	574	860
Total	$3,953	$4,142
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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	8	8	4	3
Expected return on plan assets	(18)	(18)	(5)	(5)
Total net periodic benefit cost (income)	$(10)	$(10)	$—	$(1)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Six Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Service cost	$—	$—	$2	$2
Interest cost	16	16	7	6
Expected return on plan assets	(36)	(35)	(9)	(10)
Total net periodic benefit cost (income)	$(20)	$(19)	$—	$(2)
Note 9—Stockholders’ Equity
As-converted class A common stock. The following table(1) presents number of shares of each series and class and the number of shares of class A common stock on an as-converted basis:

	March 31, 2019					September 30, 2018
	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(2)		Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(2)
	(in millions, except conversion rates)
UK&I preferred stock	2	12.9390		32	(3)	2	12.9550		32	(3)
Europe preferred stock	3	13.8860		44	(3)	3	13.8880		44	(3)
Class A common stock(4)	1,741	—		1,741		1,768	—		1,768
Class B common stock	245	1.6298	(5)	400		245	1.6298	(5)	400
Class C common stock	12	4.0000		46		12	4.0000		47
Total				2,263					2,291

(1)	Figures in the table may not recalculate exactly due to rounding.

(2)	As-converted class A common stock is calculated based on unrounded numbers.

(3)	The reduction in equivalent number of shares of class A common stock was less than one million shares during the six months ended March 31, 2019.

(4)	Class A common stock shares outstanding reflect repurchases settled on or before March 31, 2019 and September 30, 2018.

(5)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents effective price per share and recovery of VE territory covered losses through conversion rate adjustments:

	Six Months Ended March 31, 2019		Twelve Months Ended September 30, 2018
	Preferred Stock
	UK&I	Europe	UK&I	Europe
	(in millions, except per share data)
Effective price per share(1)	$137.19	$137.19	$113.05	$112.92
Recovery through conversion rate adjustment	$5	$1	$35	$21

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

Common stock repurchases. The following table(1) presents share repurchases in the open market for the following periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(in millions, except per share data)
Shares repurchased in the open market(2)	14	17	31	33
Average repurchase price per share(3)	$144.94	$120.26	$141.08	$115.41
Total cost	$1,938	$2,072	$4,331	$3,850

(1)
Figures in the table may not recalculate exactly due to rounding. Shares repurchased in the open market reflect repurchases settled during the three and six months ended March 31, 2019 and 2018. These amounts include repurchases traded but not yet settled on or before September 30, 2018 and 2017 for six months, respectively, and December 31, 2018 and 2017 for three months, respectively. Also, these amounts exclude repurchases traded but not yet settled on or before March 31, 2019 and 2018, respectively.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Average repurchase price per share is calculated based on unrounded numbers.
In January 2019, the Company’s board of directors authorized an additional $8.5 billion share repurchase program. As of March 31, 2019, the Company’s January 2019 share repurchase program had remaining authorized funds of $8.4 billion for share repurchase. All share repurchase programs authorized prior to January 2019 have been completed.
Dividends. On April 16, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.25 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on June 4, 2019, to all holders of record as of May 17, 2019. The Company declared and paid $569 million and $490 million during the three months ended March 31, 2019 and 2018, respectively, and $1.1 billion and $948 million during the six months ended March 31, 2019 and 2018, respectively, in dividends to holders of the Company’s common and preferred stocks.
Note 10—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares outstanding of each class of common stock reflects changes in ownership over the periods presented. See Note 9—Stockholders’ Equity.

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
The following table(1) presents earnings per share for the three months ended March 31, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,287	1,748	$1.31	$2,977	2,279	(3)	$1.31
Class B common stock	523	245	$2.13	$523	245		$2.13
Class C common stock	61	12	$5.23	$61	12		$5.23
Participating securities(4)	106	Not presented	Not presented	$106	Not presented		Not presented
Net income	$2,977
The following table(1) presents earnings per share for the six months ended March 31, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$4,577	1,754	$2.61	$5,954	2,285	(3)	$2.61
Class B common stock	1,044	245	$4.25	$1,043	245		$4.25
Class C common stock	122	12	$10.44	$122	12		$10.42
Participating securities(4)	211	Not presented	Not presented	$211	Not presented		Not presented
Net income	$5,954
The following table(1) presents earnings per share for the three months ended March 31, 2018:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,007	1,798	$1.12	$2,605	2,337	(3)	$1.11
Class B common stock	452	245	$1.84	$451	245		$1.84
Class C common stock	55	12	$4.46	$55	12		$4.46
Participating securities(4)	91	Not presented	Not presented	$91	Not presented		Not presented
Net income	$2,605

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table(1) presents earnings per share for the six months ended March 31, 2018:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$3,952	1,805	$2.19	$5,127	2,345	(3)	$2.19
Class B common stock	886	245	$3.61	$885	245		$3.60
Class C common stock	110	13	$8.76	$109	13		$8.74
Participating securities(4)	179	Not presented	Not presented	$178	Not presented		Not presented
Net income	$5,127

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 400 million for the three and six months ended March 31, 2019, and 405 million for the three and six months ended March 31, 2018. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 47 million for the three and six months ended March 31, 2019, and 49 million and 50 million for the three and six months ended March 31, 2018, respectively. The weighted-average number of shares of preferred stock included within participating securities was 32 million of as-converted UK&I preferred stock for the three and six months ended March 31, 2019 and 2018, and 44 million of as-converted Europe preferred stock for the three and six months ended March 31, 2019 and 2018.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 3 million common stock equivalents for the three and six months ended March 31, 2019 and 4 million common stock equivalents for the three and six months ended March 31, 2018, because their effect would have been dilutive. The computation excludes 1 million of common stock equivalents for the three and six months ended March 31, 2019, and 2 million of common stock equivalents for the three and six months ended March 31, 2018, because their effect would have been anti-dilutive.

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

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the six months ended March 31, 2019:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,109,645	$25.89	$134.76
Restricted stock units (“RSUs”)	2,616,550	$135.19
Performance-based shares(1)	540,538	$153.42

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company’s performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost related to the EIP of $106 million and $201 million for the three and six months ended March 31, 2019, respectively, and $82 million and $146 million for the three and six months ended March 31, 2018, respectively, net of estimated forfeitures, which are adjusted as appropriate.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes
The effective income tax rate was 19% for the three and six months ended March 31, 2019, and 19% and 21% for the three and six months ended March 31, 2018, respectively. The effective tax rate for the six months ended March 31, 2019 differs from the effective tax rate in the same prior-year period primarily due to the effects of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, as discussed below:

•
The Tax Act reduced the statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, the Company’s statutory federal corporate rate was a blended rate of 24.5%. Federal tax expense for the six months ended March 31, 2019 was determined at a 21% tax rate compared to the 24.5% tax rate in the prior-year period;

•
The Tax Act enacted a new deduction for foreign-derived intangible income (“FDII”) and a new tax on global intangible low-tax income (“GILTI”). Both FDII and GILTI became effective for the Company on October 1, 2018; and

•	The absence of the following items recorded during the six months ended March 31, 2018:

▪	an $80 million benefit due to a non-recurring audit settlement during the three months ended March 31, 2018;

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
The Company previously recorded provisional amounts for the transition tax and the tax effects of various other tax provisions enacted by the Tax Act. As permitted by ASU 2018-05, the Company completed the determination of the accounting impacts of the transition tax and the tax effects of these various tax provisions in the three months ended December 31, 2018. The adjustments to the provisional amounts were not material. In addition, the Company adopted the accounting policy of accounting for taxes on GILTI in the period that it is subject to such tax.
During the three and six months ended March 31, 2019, the Company’s gross unrecognized tax benefits increased by $108 million and $146 million, respectively. The Company's unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate increased by $44 million and $83 million, respectively. The change in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three and six months ended March 31, 2019 and 2018, there were no significant changes in interest and penalties related to uncertain tax positions.
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
The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2019	2018
	(in millions)
Balance at beginning of period	$1,434	$982
Provision for uncovered legal matters	35	—
Provision for covered legal matters	159	1
Payments for legal matters	(714)	(153)
Balance at end of period	$914	$830
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
The following table summarizes the activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2019	2018
	(in millions)
Balance at beginning of period	$1,428	$978
Payments for U.S. covered litigation	(600)	(150)
Balance at end of period	$828	$828
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2019	2018
	(in millions)
Balance at beginning of period	$—	$1
Accrual for VE territory covered litigation	159	1
Payments for VE territory covered litigation	(98)	(2)
Balance at end of period	$61	$—
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
VE Territory Covered Litigation
UK Merchant Litigation
Since July 2013, in excess of 450 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and Visa International relating to interchange rates in Europe, and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by over 100 Merchants, leaving more than 350 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
On November 29, 2018, Visa was granted permission to appeal aspects of the Court of Appeal’s judgment to the Supreme Court of the United Kingdom, including the question of whether Visa’s UK interchange restricted competition.
Other Litigation
European Commission Proceedings
Inter-regional Interchange Investigation. On December 4, 2018, the European Commission (EC) announced formal public consultation (known as “market testing”) of commitments proposed by Visa pursuant to Article 9 of Council Regulation (EC) No 1/2003 in order for the EC to conclude its investigation. Subject to market testing, the EC intends to adopt a decision declaring the commitments to be binding on Visa and concluding that there are no longer grounds for action by the EC and without any finding of infringement of the law by Visa. If accepted by the EC, the proposed commitments require Visa to cap its inter-regional multilateral interchange rates at 1.50% credit and 1.15% debit for “Card-Not-Present” transactions and 0.30% credit and 0.20% debit for “Card Present” transactions on consumer debit and credit cards issued outside of the European Economic Area when used at merchants located inside of the European Economic Area. The commitments would last for a period of five years following implementation. No fine will be imposed against Visa, and the commitments are proposed without prejudice to Visa’s position that its conduct did not infringe any law. The EC’s market testing was completed in January 2019, and the EC is expected to decide whether to formally adopt the proposed commitments in the first half of calendar year 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian Merchant Litigation
Wal-Mart Canada and/or Home Depot of Canada Inc. have filed notices of appeal of the British Columbia, Ontario, Saskatchewan, Quebec and Alberta decisions approving the settlements.
EMV Chip Liability Shift
Plaintiffs filed a renewed motion for class certification on July 16, 2018, following an earlier denial of the motion without prejudice. Plaintiffs’ renewed motion was terminated without prejudice to reinstatement on October 17, 2018, but was subsequently reinstated and is currently pending.
Kroger
The litigation was stayed until February 2, 2019. Visa and Kroger have reached an agreement in principle to resolve this lawsuit.
Nuts for Candy
On October 18, 2018, the court stayed the Nuts for Candy case pending the district court’s decision on preliminary approval of the Amended Settlement Agreement discussed above under Interchange Multidistrict Litigation (MDL) – Putative Class Actions, and pending final approval of that agreement if preliminary approval is granted. Preliminary approval was granted on January 24, 2019, which extended the stay in the Nuts for Candy case pending final approval of the Amended Settlement Agreement.
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
Financial overview. Our financial results for the six months ended March 31, 2018 reflected the impact of certain significant items that we believe were not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. There were no comparable adjustments recorded for the three and six months ended March 31, 2019 and the three months ended March 31, 2018. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share for these periods were as follows:

	Three Months Ended March 31,		2019 vs. 2018	Six Months Ended March 31,		2019 vs. 2018
(in millions, except percentages and per share data)	2019	2018	% Change(1)	2019	2018	% Change(1)
Net income, as reported	$2,977	$2,605	14%	$5,954	$5,127	16%
Diluted earnings per share, as reported	$1.31	$1.11	17%	$2.61	$2.19	19%
Net income, as adjusted(2)	$2,977	$2,605	14%	$5,954	$5,141	16%
Diluted earnings per share, as adjusted(2)	$1.31	$1.11	17%	$2.61	$2.19	19%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.
Highlights for the first half of fiscal 2019. Our business is affected by overall economic conditions and consumer spending. Our business performance during the six months ended March 31, 2019 reflects continued global consumer spending growth amidst uneven global economic conditions. We recorded net revenues of $5.5 billion and $11.0 billion for the three and six months ended March 31, 2019, respectively, an increase of 8% and 11%, respectively, over the prior-year comparable periods, reflecting continued growth in nominal payments volume and processed transactions. The effect of exchange rate movements in the three and six months ended March 31, 2019, as partially mitigated by our hedging program, resulted in approximately negative one-and-a-half percentage point and negative one percentage point impact to our net revenues growth, respectively.
Total operating expenses were $1.9 billion and $3.6 billion for the three and six months ended March 31, 2019, respectively, an increase of 7% and 11% over the prior-year comparable period. The increase in the period was primarily due to higher personnel, marketing and general and administrative expenses, as we continue to invest to support our business growth.
Adjusted financial results. Our financial results for the six months ended March 31, 2018 reflected the impact of certain significant items that we believe were not indicative of our ongoing operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented. There were no comparable adjustments recorded for the three and six months ended March 31, 2019 and the three months ended March 31, 2018.

•
Remeasurement of deferred tax balances. During the six months ended March 31, 2018, in connection with the Tax Act’s reduction of the corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax benefit of $1.1 billion. See Note 12—Income Taxes to our unaudited consolidated financial statements.

•
Transition tax on foreign earnings. During the six months ended March 31, 2018, in connection with the Tax Act’s requirement that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income, we recorded a one-time transition tax estimated to be approximately $1.1 billion. See Note 12—Income Taxes to our unaudited consolidated financial statements.

Adjusted financial results are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following table reconciles our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the six months ended March 31, 2018. There were no comparable adjustments recorded for the three and six months ended March 31, 2019 and the three months ended March 31, 2018.

	Six Months Ended March 31, 2018
(in millions, except per share data)	Income Tax Provision	Net Income	Diluted Earnings Per Share(1)
As reported	$1,329	$5,127	$2.19
Remeasurement of deferred tax balances	1,133	(1,133)	(0.48)
Transition tax on foreign earnings	(1,147)	1,147	0.49
As adjusted	$1,315	$5,141	$2.19

(1)	Figures in the table may not recalculate exactly due to rounding. Diluted earnings per share and its respective total are calculated based on unrounded numbers.

Common stock repurchases. During the three months ended March 31, 2019, we repurchased 14 million shares of our class A common stock in the open market using $1.9 billion of cash on hand. In January 2019, our board of directors authorized an additional $8.5 billion share repurchase program. As of March 31, 2019, we had remaining authorized funds of $8.4 billion for share repurchase. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Nominal payments volume in the United States posted low double-digit growth for the three and six months ended December 31, 2018(1), driven mainly by consumer debit and commercial. Nominal international payments volume growth was negatively impacted by movements in the U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and six months ended December 31, 2018 was 11%. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.

The following table(2) presents nominal payments and cash volume:

	United States			International			Visa Inc.
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$399	$374	7%	$639	$620	3%	$1,038	$994	4%
Consumer debit(3)	422	374	13%	480	452	6%	902	826	9%
Commercial(4)	158	139	14%	99	92	7%	257	231	11%
Total nominal payments volume	$979	$886	10%	$1,218	$1,164	5%	$2,197	$2,051	7%
Cash volume	142	137	3%	587	626	(6)%	729	764	(5)%
Total nominal volume(5)	$1,121	$1,024	10%	$1,805	$1,791	1%	$2,926	$2,814	4%

	United States			International			Visa Inc.
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$781	$722	8%	$1,256	$1,212	4%	$2,037	$1,934	5%
Consumer debit(3)	830	731	14%	939	879	7%	1,769	1,610	10%
Commercial(4)	313	274	14%	191	178	7%	504	452	12%
Total nominal payments volume	$1,924	$1,726	11%	$2,386	$2,269	5%	$4,310	$3,996	8%
Cash volume	286	279	3%	1,165	1,242	(6)%	1,451	1,521	(5)%
Total nominal volume(5)	$2,210	$2,005	10%	$3,551	$3,511	1%	$5,761	$5,516	4%
The following table(2) presents nominal and constant payments and cash volume growth:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended December 31, 2018 vs. 2017(1)		Three Months Ended December 31, 2018 vs. 2017(1)		Six Months Ended December 31, 2018 vs. 2017(1)		Six Months Ended December 31, 2018 vs. 2017(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	3%	9%	4%	8%	4%	10%	5%	9%
Consumer debit growth(3)	6%	12%	9%	13%	7%	12%	10%	13%
Commercial growth(4)	7%	14%	11%	14%	7%	15%	12%	14%
Total payments volume growth	5%	11%	7%	11%	5%	11%	8%	11%
Cash volume growth	(6)%	2%	(5)%	2%	(6)%	2%	(5)%	2%
Total volume growth	1%	8%	4%	8%	1%	8%	4%	9%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2019 and 2018 were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2018 and 2017, respectively.

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

The following table(1) provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
	(in millions, except percentages)
Visa processed transactions	32,544	29,321	11%	66,476	59,829	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended March 31,		2019 vs. 2018		Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,479	$2,297	$182	8%	$4,987	$4,562	$425	9%
International	3,015	2,776	239	9%	6,013	5,373	640	12%
Net revenues	$5,494	$5,073	$421	8%	$11,000	$9,935	$1,065	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in net revenues reflects the continued growth in nominal payments volume and processed transactions.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. The effect of exchange rate movements in the three and six months ended March 31, 2019, as partially mitigated by our hedging program, resulted in approximately negative one-and-a-half percentage point and negative one percentage point impact to our net revenues growth, respectively.
The following table sets forth the components of our net revenues:

	Three Months Ended March 31,		2019 vs. 2018		Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,417	$2,253	$164	7%	$4,759	$4,399	$360	8%
Data processing revenues	2,432	2,127	305	14%	4,902	4,274	628	15%
International transaction revenues	1,796	1,752	44	3%	3,647	3,418	229	7%
Other revenues	327	230	97	42%	626	459	167	36%
Client incentives	(1,478)	(1,289)	(189)	15%	(2,934)	(2,615)	(319)	12%
Net revenues	$5,494	$5,073	$421	8%	$11,000	$9,935	$1,065	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased primarily due to 7% and 8% growth in nominal payments volume during the three and six-month comparable periods, respectively.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 11% during the three and six-month comparable periods as well as select pricing modifications effective after the second quarter of fiscal 2018.

•
International transaction revenues increased during the three and six-month comparable periods primarily due to select pricing modifications effective after the second quarter of fiscal 2018 as well as changes in the mix of our international transaction revenues. International transaction revenues also reflected a 2% decline and 1% growth in nominal cross-border volumes during the three and six-month comparable periods, respectively.

•
Other revenues increased during the three and six-month comparable periods primarily due to changes in the classification and timing of recognition of revenue as a result of the adoption of the new revenue standard as well as an increase in revenues from license fees and optional services.

•
Client incentives increased during the three and six-month comparable periods mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the second quarter of fiscal 2018 and overall growth in global payments volume. Client incentives also increased due to changes in classification and timing of recognition as a result of the adoption of the new revenue standard. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended March 31,		2019 vs. 2018		Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$894	$824	$70	8%	$1,701	$1,503	$198	13%
Marketing	241	261	(20)	(8)%	517	484	33	7%
Network and processing	171	169	2	1%	344	329	15	5%
Professional fees	101	108	(7)	(7)%	192	200	(8)	(4)%
Depreciation and amortization	160	153	7	4%	319	298	21	7%
General and administrative	264	222	42	19%	540	458	82	18%
Litigation provision	22	—	22	NM	29	—	29	NM
Total operating expenses	$1,853	$1,737	$116	7%	$3,642	$3,272	$370	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel expenses increased primarily due to an increase in headcount reflecting our strategy to invest for future growth.

•
Marketing expenses in 2018 included spend for the Winter Olympics in PyeongChang, which did not recur in 2019. This decrease in 2019 was partially offset in the three-month comparable period and was more than offset in the six-month comparable period by changes in the classification and timing of recognition of certain marketing expenses as a result of the adoption of the new revenue standard.

•
General and administrative expenses increased mainly due to higher product enhancement costs in support of our business growth, changes in the classification and timing of recognition of certain general and administrative expenses as a result of the adoption of the new revenue standard and higher indirect taxes.

Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense).

	Three Months Ended March 31,		2019 vs. 2018		Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(140)	$(153)	$13	(9)%	$(285)	$(307)	$22	(7)%
Investment income and other	176	34	142	410%	234	100	134	133%
Total non-operating income (expense)	$36	$(119)	$155	(130)%	$(51)	$(207)	$156	(75)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Interest expense decreased in the three and six months ended March 31, 2019 primarily as a result of entering into derivative instruments in fiscal 2019 that lowered the cost of borrowing on a portion of our outstanding debt.

•	Investment income and other increased in the three and six months ended March 31, 2019 primarily due to gains on our equity investments as well as higher interest income on our cash and investments.
Effective Income Tax Rate
The effective income tax rate was 19% for the three and six months ended March 31, 2019, and 19% and 21% for the three and six months ended March 31, 2018, respectively. The effective tax rate for the six months ended March 31, 2019 differs from the effective tax rate in the same prior-year period primarily due to the effects of the Tax Act enacted on December 22, 2017, as discussed below:

•
The Tax Act reduced the statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, our statutory federal corporate rate was a blended rate of 24.5%. Federal tax expense for the six months ended March 31, 2019 was determined at a 21% tax rate compared to the 24.5% tax rate in the prior-year period;

•
The Tax Act enacted a new deduction for foreign-derived intangible income (“FDII”) and a new tax on global intangible low-tax income (“GILTI”). Both FDII and GILTI became effective for us on October 1, 2018; and

•	The absence of the following items recorded during the six months ended March 31, 2018:

▪	an $80 million benefit due to a non-recurring audit settlement during the three months ended March 31, 2018;

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
We previously recorded provisional amounts for the transition tax and the tax effects of various other tax provisions enacted by the Tax Act. As permitted by ASU 2018-05, we completed the determination of the accounting impacts of the transition tax and the tax effects of these various tax provisions in the three months ended December 31, 2018. The adjustments to the provisional amounts were not material. In addition, we adopted the accounting policy of accounting for taxes on GILTI in the period that it is subject to such tax.

Adjusted effective income tax rate. Our financial results for the six months ended March 31, 2018 reflect the impact of certain significant items that we believe were not indicative of our operating performance during the period, as they were either non-recurring or had no cash impact. As such, we have presented our adjusted effective income tax rate for the period in the table below, which we believe provides a clearer understanding of our operating performance for the reported period. There were no comparable adjustments recorded for the three and six months ended March 31, 2019 or the three months ended March 31, 2018. See Overview—Adjusted financial results within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the tables below.

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
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2019	2018
	(in millions)
Total cash provided by (used in):
Operating activities	$5,358	$5,729
Investing activities	(396)	(1,137)
Financing activities	(5,486)	(6,533)
Effect of exchange rate changes on cash and cash equivalents	(171)	206
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(695)	$(1,735)
Operating activities. Cash provided by operating activities for the six months ended March 31, 2019 was lower than the prior-year comparable period primarily due to higher payments from the litigation escrow account in the current year and the first installment payment of the transition tax in connection with the Tax Act, partially offset by continued growth in our underlying business.
Investing activities. Cash used in investing activities for the six months ended March 31, 2019 was lower than the prior-year comparable period as prior-year purchases of investment securities reflected additional investment of net proceeds received from fixed-rate senior notes issued in September 2017.
Financing activities. Cash used in financing activities for the six months ended March 31, 2019 was lower than the prior-year comparable period primarily due to the repayment of the Senior Notes due 2017 in the prior year. This decrease was partially offset by an increase in the repurchases of our class A common stock and higher dividends paid in the current year. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

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
Credit Ratings
During the six months ended March 31, 2019, our credit ratings by Standard and Poor’s were upgraded to the following as compared to September 30, 2018:

Standard and Poor’s
	March 31, 2019		September 30, 2018
Debt type	Rating	Outlook	Rating	Outlook
Short-term unsecured debt	A-1+	Stable	A-1	Positive
Long-term unsecured debt	AA-	Stable	A+	Positive
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
Common stock repurchases. During the six months ended March 31, 2019, we repurchased 31 million shares of our class A common stock using $4.3 billion of cash on hand. In January 2019, our board of directors authorized an additional $8.5 billion share repurchase program. As of March 31, 2019, we had remaining authorized funds of $8.4 billion for share repurchase. All share repurchase programs authorized prior to January 2019 have been completed. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2019, we declared and paid $1.1 billion in dividends to holders of our common and preferred stock. On April 16, 2019, our board of directors declared a cash dividend in the amount of $0.25 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on June 4, 2019, to all holders of record as of May 17, 2019. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Deferred purchase consideration. On June 21, 2016, we acquired 100% of the share capital of Visa Europe. In connection with the purchase, we will pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of Visa Europe acquisition.
Derivative Financial Instruments
In March 2019, we entered into interest rate and cross-currency swap agreements on a portion of our outstanding 3.15% Senior Notes due December 2025 that allows us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing on our debt. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into euro denominated floating-rate payments. See Note 5—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

Fair Value Measurements—Financial Instruments
As of March 31, 2019, our financial instruments measured at fair value on a recurring basis included $13.8 billion of assets and $44 million of liabilities. See Note 5—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change to our market risks since September 30, 2018, except as discussed below.
In March 2019, we entered into interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allows us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into euro denominated floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. See Note 5—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

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
Changes in internal control over financial reporting. During the six months ended March 31, 2019, the Company implemented a new client incentives accounting system along with enhancements and modifications to existing internal controls and procedures to comply with the new revenue standard. There have been no other changes in the internal control over financial reporting of Visa Inc. that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
January 1-31, 2019	3,695,067	$135.30	3,695,067	$9,810,395,582
February 1-28, 2019	3,985,003	$143.38	3,985,003	$9,238,959,974
March 1-31, 2019	6,335,657	$152.57	6,335,657	$8,272,205,975
Total	14,015,727	$145.40	14,015,727

(1)
The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(2)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2019, our board of directors authorized a share repurchase program for $8.5 billion. These authorizations have no expiration date. All share repurchase programs authorized prior to January 2019 have been completed.

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

VISA INC.

Date:	April 26, 2019	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2019	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	April 26, 2019	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)