Form 10-Q
period 2019-06-30
VISA INC.
filed 2019-07-26
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33977
VISA INC.
(Exact name of Registrant as specified in its charter)

Delaware		26-0267673
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

P.O. Box 8999		94128-8999
San Francisco,	California
(Address of principal executive offices)		(Zip Code)
(650) 432-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	V	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of July 19, 2019 there were 1,726,971,494 shares of class A common stock, par value $0.0001 per share, 245,513,385 shares of class B common stock, par value $0.0001 per share, and 11,429,957 shares of class C common stock, par value $0.0001 per share, of Visa Inc. outstanding.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	September 30, 2018
	(in millions, except par value data)
Assets
Cash and cash equivalents	$7,912	$8,162
Restricted cash equivalents—U.S. litigation escrow (Note 3 and Note 4)	902	1,491
Investment securities (Note 5)	3,265	3,547
Settlement receivable	1,689	1,582
Accounts receivable	1,531	1,208
Customer collateral (Note 3 and Note 7)	1,668	1,324
Current portion of client incentives	690	340
Prepaid expenses and other current assets	648	562
Total current assets	18,305	18,216
Investment securities (Note 5)	2,918	4,082
Client incentives	1,854	538
Property, equipment and technology, net	2,549	2,472
Goodwill	15,313	15,194
Intangible assets, net	27,272	27,558
Other assets	2,038	1,165
Total assets	$70,249	$69,225
Liabilities
Accounts payable	$150	$183
Settlement payable	2,420	2,168
Customer collateral (Note 3 and Note 7)	1,668	1,325
Accrued compensation and benefits	687	901
Client incentives	3,690	2,834
Accrued liabilities	1,358	1,160
Deferred purchase consideration	—	1,300
Accrued litigation (Note 13)	856	1,434
Total current liabilities	10,829	11,305
Long-term debt (Note 6)	16,694	16,630
Deferred tax liabilities	4,930	4,618
Other liabilities	2,801	2,666
Total liabilities	35,254	35,219
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (the “class A equivalent preferred stock”) (Note 9)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at June 30, 2019 and September 30, 2018 (the “UK&I preferred stock”) (Note 4 and Note 9)	2,285	2,291
Series C convertible participating preferred stock, 3 shares issued and outstanding at June 30, 2019 and September 30, 2018 (the “Europe preferred stock”) (Note 4 and Note 9)	3,177	3,179
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,729 and 1,768 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2019 and September 30, 2018 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 12 shares issued and outstanding at June 30, 2019 and September 30, 2018 (Note 9)	—	—
Right to recover for covered losses (Note 4)	(169)	(7)
Additional paid-in capital	16,552	16,678
Accumulated income	13,040	11,318
Accumulated other comprehensive income (loss), net:
Investment securities	6	(17)
Defined benefit pension and other postretirement plans	(66)	(61)
Derivative instruments	24	60
Foreign currency translation adjustments	146	565
Total accumulated other comprehensive income (loss), net	110	547
Total equity	34,995	34,006
Total liabilities and equity	$70,249	$69,225

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net revenues	$5,840	$5,240	$16,840	$15,175

Operating Expenses
Personnel	872	852	2,573	2,355
Marketing	282	240	799	724
Network and processing	184	169	528	498
Professional fees	113	112	305	312
Depreciation and amortization	165	152	484	450
General and administrative	315	230	855	688
Litigation provision (Note 13)	1	600	30	600
Total operating expenses	1,932	2,355	5,574	5,627
Operating income	3,908	2,885	11,266	9,548

Non-operating Income (Expense)
Interest expense, net	(128)	(155)	(413)	(462)
Investment income and other	86	82	320	182
Total non-operating income (expense)	(42)	(73)	(93)	(280)
Income before income taxes	3,866	2,812	11,173	9,268
Income tax provision (Note 12)	765	483	2,118	1,812
Net income	$3,101	$2,329	$9,055	$7,456

Basic Earnings Per Share (Note 10)
Class A common stock	$1.37	$1.00	$3.98	$3.20
Class B common stock	$2.23	$1.66	$6.49	$5.27
Class C common stock	$5.48	$4.02	$15.92	$12.78

Basic Weighted-average Shares Outstanding (Note 10)
Class A common stock	1,735	1,784	1,748	1,798
Class B common stock	245	245	245	245
Class C common stock	12	12	12	12

Diluted Earnings Per Share (Note 10)
Class A common stock	$1.37	$1.00	$3.97	$3.19
Class B common stock	$2.23	$1.65	$6.48	$5.26
Class C common stock	$5.48	$4.01	$15.90	$12.76

Diluted Weighted-average Shares Outstanding (Note 10)
Class A common stock	2,265	2,321	2,278	2,337
Class B common stock	245	245	245	245
Class C common stock	12	12	12	12

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$3,101	$2,329	$9,055	$7,456
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	5	45	20	95
Income tax effect	(1)	(10)	(5)	(22)
Reclassification adjustments	1	(24)	1	(52)
Income tax effect	—	6	—	16
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(1)	—	(8)	(2)
Income tax effect	—	—	1	1
Reclassification adjustments	2	4	2	4
Income tax effect	—	(1)	—	(1)
Derivative instruments:
Net unrealized gain (loss)	(68)	114	29	72
Income tax effect	14	(19)	(9)	(22)
Reclassification adjustments	(22)	10	(69)	45
Income tax effect	4	—	13	(5)
Foreign currency translation adjustments	262	(1,112)	(419)	(266)
Other comprehensive income (loss), net of tax	196	(987)	(444)	(137)
Comprehensive income	$3,297	$1,342	$8,611	$7,319

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of March 31, 2019	2	3	1,741		245	12		$5,464	$(163)	$16,547	$12,513	$(86)	$34,275
Net income											3,101		3,101
Other comprehensive income (loss), net of tax												196	196
Comprehensive income													3,297
VE territory covered losses incurred (Note 4)									(8)				(8)
Recovery through conversion rate adjustment (Note 4 and Note 9)								(2)	2				—
Conversion of class C common stock upon sales into public market			—	(1)		—	(1)						—
Vesting of restricted stock and performance-based shares			—	(1)									—
Share-based compensation, net of forfeitures (Note 11)										110			110
Restricted stock and performance-based shares settled in cash for taxes			—	(1)						(3)			(3)
Cash proceeds from issuance of common stock under employee equity plans			1							38			38
Cash dividends declared and paid, at a quarterly amount of $0.25 per Class A share (Note 9)											(565)		(565)
Repurchase of class A common stock (Note 9)			(13)							(140)	(2,009)		(2,149)
Balance as of June 30, 2019	2	3	1,729		245	12		$5,462	$(169)	$16,552	$13,040	$110	$34,995

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2019
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768	245	12		$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income										9,055		9,055
Other comprehensive income (loss), net of tax											(444)	(444)
Comprehensive income												8,611
Adoption of new accounting standards (Note 1)										385	7	392
VE territory covered losses incurred (Note 4)								(170)				(170)
Recovery through conversion rate adjustment (Note 4 and Note 9)							(8)	8				—
Conversion of class C common stock upon sales into public market			1		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures (Note 11)									321			321
Restricted stock and performance-based shares settled in cash for taxes			(1)						(106)			(106)
Cash proceeds from issuance of common stock under employee equity plans			2						127			127
Cash dividends declared and paid, at a quarterly amount of $0.25 per Class A share (Note 9)										(1,706)		(1,706)
Repurchase of class A common stock (Note 9)			(44)						(468)	(6,012)		(6,480)
Balance as of June 30, 2019	2	3	1,729	245	12		$5,462	$(169)	$16,552	$13,040	$110	$34,995

(1)	Decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended June 30, 2018
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of March 31, 2018	2	3	1,790		245	12		$5,476	$(6)	$16,713	$10,192	$1,728	$34,103
Net income											2,329		2,329
Other comprehensive income (loss), net of tax												(987)	(987)
Comprehensive income													1,342
VE territory covered losses incurred (Note 4)									(5)				(5)
Recovery through conversion rate adjustment (Note 4 and Note 9)								(6)	6				—
Conversion of class C common stock upon sales into public market			1			—	(1)						—
Vesting of restricted stock and performance-based shares			—	(1)									—
Share-based compensation, net of forfeitures (Note 11)			—	(1)						89			89
Restricted stock and performance-based shares settled in cash for taxes			—	(1)						(2)			(2)
Cash proceeds from issuance of common stock under employee equity plans			1							32			32
Cash dividends declared and paid, at a quarterly amount of $0.210 per Class A share (Note 9)											(487)		(487)
Repurchase of class A common stock (Note 9)			(14)							(146)	(1,608)		(1,754)
Balance as of June 30, 2018	2	3	1,778		245	12		$5,470	$(5)	$16,686	$10,426	$741	$33,318

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2018
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income	Total Equity
	UK&I	Europe	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2017	2	3	1,818		245	13	$5,526	$(52)	$16,900	$9,508	$878	$32,760
Net income										7,456		7,456
Other comprehensive income (loss), net of tax											(137)	(137)
Comprehensive income												7,319
VE territory covered losses incurred (Note 4)								(9)				(9)
Recovery through conversion rate adjustment (Note 4 and Note 9)							(56)	56				—
Conversion of class C common stock upon sales into public market			3			(1)						—
Vesting of restricted stock and performance-based shares			2									—
Share-based compensation, net of forfeitures (Note11)			—	(1)					242			242
Restricted stock and performance-based shares settled in cash for taxes			(1)						(90)			(90)
Cash proceeds from issuance of common stock under employee equity plans			3						135			135
Cash dividends declared and paid, at a quarterly amount of $0.195 per Class A share in the first quarter and $0.210 per Class A share in the second and third quarters (Note 9)										(1,435)		(1,435)
Repurchase of class A common stock (Note 9)			(47)						(501)	(5,103)		(5,604)
Balance as of June 30, 2018	2	3	1,778		245	12	$5,470	$(5)	$16,686	$10,426	$741	$33,318

(1)	Decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2019	2018
	(in millions)
Operating Activities
Net income	$9,055	$7,456
Adjustments to reconcile net income to net cash provided by operating activities:
Client incentives (Note 2)	4,480	3,989
Share-based compensation (Note 11)	321	242
Depreciation and amortization of property, equipment, technology and intangible assets	484	450
Deferred income taxes	234	(1,133)
VE territory covered losses incurred (Note 4)	(170)	(9)
Other	(204)	(38)
Change in operating assets and liabilities:
Settlement receivable	(127)	(239)
Accounts receivable	(319)	(82)
Client incentives	(4,778)	(3,483)
Other assets	(172)	97
Accounts payable	(22)	(18)
Settlement payable	280	379
Accrued and other liabilities	257	1,408
Accrued litigation (Note 13)	(577)	446
Net cash provided by operating activities	8,742	9,465
Investing Activities
Purchases of property, equipment and technology	(507)	(523)
Proceeds from sales of property, equipment and technology	—	14
Investment securities:
Purchases	(2,321)	(3,354)
Proceeds from maturities and sales	3,870	2,789
Acquisitions, net of cash and restricted cash acquired	(136)	(196)
Purchases of / contributions to other investments	(482)	(35)
Proceeds / distributions from other investments	10	—
Other investing activities	(21)	—
Net cash provided by (used in) investing activities	413	(1,305)
Financing Activities
Repurchase of class A common stock (Note 9)	(6,480)	(5,604)
Repayments of long-term debt	—	(1,750)
Dividends paid (Note 9)	(1,706)	(1,435)
Payment of deferred purchase consideration related to Visa Europe acquisition	(1,236)	—
Cash proceeds from issuance of common stock under employee equity plans	127	135
Restricted stock and performance-based shares settled in cash for taxes	(106)	(90)
Net cash used in financing activities	(9,401)	(8,744)
Effect of exchange rate changes on cash and cash equivalents	(62)	(89)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(308)	(673)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period (Note 3)	10,977	12,011
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (Note 3)	$10,669	$11,338
Supplemental Disclosure
Income taxes paid, net of refunds	$1,992	$1,649
Interest payments on debt (Note 6)	$503	$510
Accruals related to purchases of property, equipment and technology	$87	$35

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Recently Issued and Adopted Accounting Pronouncements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. This new revenue standard replaces all existing revenue recognition guidance in U.S. GAAP. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The new revenue standard changes the classification and timing of recognition of certain client incentives and marketing-related funds paid to customers, as well as revenues and expenses for market development funds and services provided to customers as an incentive. The Company adopted the standard effective October 1, 2018 using the modified retrospective transition method applied to the aggregate of all modifications for contracts not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new revenue standard. The comparative prior period amounts appearing on the financial statements have not been restated and continue to be reported under the prior revenue standard. See Note 2—Revenues for the impact of the new revenue standard on the accompanying unaudited consolidated financial statements as of and for the three and nine months ended June 30, 2019.

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
Note 2—Revenues
Impact of the New Revenue Standard
The following tables summarize the impact of the new revenue standard on the Company’s consolidated statement of operations for the three and nine months ended June 30, 2019 and the consolidated balance sheet as of June 30, 2019:

	For the Three Months Ended June 30, 2019			For the Nine Months Ended June 30, 2019
	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard
	(in millions)
Net revenues	$5,840	$(88)	$5,752	$16,840	$(179)	$16,661

Operating Expenses
Marketing	282	(31)	251	799	(100)	699
Professional fees	113	(5)	108	305	(12)	293
General and administrative	315	(11)	304	855	(21)	834
Total operating expenses	1,932	(47)	1,885	5,574	(133)	5,441
Operating income	3,908	(41)	3,867	11,266	(46)	11,220

Income before income taxes	3,866	(41)	3,825	11,173	(46)	11,127
Income tax provision	765	(8)	757	2,118	(6)	2,112
Net income	3,101	(33)	3,068	9,055	(40)	9,015

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2019
	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard
	(in millions)
Assets
Current portion of client incentives	$690	$(282)	$408
Client incentives	1,854	(811)	1,043
Liabilities
Accounts payable	150	26	176
Client incentives	3,690	(439)	3,251
Accrued liabilities	1,358	(18)	1,340
Deferred tax liabilities	4,930	(112)	4,818
Other liabilities	2,801	(110)	2,691
Equity
Accumulated income	13,040	(440)	12,600

Disaggregation of Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Service revenues	$2,405	$2,196	$7,164	$6,595
Data processing revenues	2,662	2,359	7,564	6,633
International transaction revenues	1,977	1,830	5,624	5,248
Other revenues	342	229	968	688
Client incentives	(1,546)	(1,374)	(4,480)	(3,989)
Net revenues	$5,840	$5,240	$16,840	$15,175

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
U.S.	$2,587	$2,334	$7,573	$6,896
International	3,253	2,906	9,267	8,279
Net revenues	$5,840	$5,240	$16,840	$15,175

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
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	June 30,		September 30,
	2019	2018	2018	2017
	(in millions)
Cash and cash equivalents	$7,912	$8,505	$8,162	$9,874
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	902	1,487	1,491	1,031
Customer collateral	1,668	1,346	1,324	1,106
Prepaid expenses and other current assets	187	—	—	—
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,669	$11,338	$10,977	$12,011

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
Under the terms of the U.S. retrospective responsibility plan, the Company maintains an escrow account from which settlements of, or judgments in, certain litigation referred to as the “U.S. covered litigation” are paid. The escrow funds are held in money market investments along with interest income earned, less applicable taxes, and are classified as restricted cash equivalents on the consolidated balance sheets. The balance of the escrow account was $902 million at June 30, 2019 and $1.5 billion at September 30, 2018. The Company paid $600 million from the litigation escrow account during the nine months ended June 30, 2019. See Note 13—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. The Company did not record an additional accrual for the U.S. covered litigation during the nine months ended June 30, 2019. See Note 13—Legal Matters.
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
During the three and nine months ended June 30, 2019, the Company recovered $2 million and $8 million, respectively, of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The conversion rates applicable to the UK&I and Europe preferred stock were reduced from 12.955 and 13.888, respectively, as of September 30, 2018 to 12.936 and 13.884, respectively, as of June 30, 2019.
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within equity during the nine months ended June 30, 2019. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 13—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2018	$2,291	$3,179	$(7)
VE territory covered losses incurred	—	—	(170)
Recovery through conversion rate adjustment	(6)	(2)	8
Balance as of June 30, 2019	$2,285	$3,177	$(169)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table(1) sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
	As-Converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-Converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$5,569	$2,285	$4,823	$2,291
Europe preferred stock	7,606	3,177	6,580	3,179
Total	13,175	5,462	11,403	5,470
Less: right to recover for covered losses	(169)	(169)	(7)	(7)
Total recovery for covered losses available	$13,006	$5,293	$11,396	$5,463

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of June 30, 2019; (b) 12.936 and 13.884, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of June 30, 2019, respectively; and (c) $173.55, Visa’s class A common stock closing stock price as of June 30, 2019.

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

Note 5—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2019	September 30, 2018	June 30, 2019	September 30, 2018
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$6,275	$6,252
U.S. government-sponsored debt securities			$50	$1,048
Investment securities:
Marketable equity securities	125	113
U.S. government-sponsored debt securities			5,484	5,008
U.S. Treasury securities	574	2,508
Other current and non-current assets:
Derivative instruments			211	78
Total	$6,974	$8,873	$5,745	$6,134
Liabilities
Accrued and other liabilities:
Derivative instruments			$74	$22
Total	$—	$—	$74	$22

There were no transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2019.
Level 1 assets. Money market funds, publicly-traded equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2019.
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
U.S. government-sponsored debt securities and U.S. Treasury securities. The Company considers U.S. government-sponsored debt securities and U.S. Treasury securities to be available-for-sale and held $6.1 billion and $7.5 billion of these investment securities as of June 30, 2019 and September 30, 2018, respectively. All of the Company’s long-term available-for-sale investment securities are due within one to five years.
Derivative instruments. In March 2019, the Company entered into interest rate and cross-currency swap agreements on a portion of the Company’s outstanding 3.15% Senior Notes due December 2025. The Company designated the interest rate swap as a fair value hedge and the cross-currency swap as a net investment hedge. Gains and losses related to changes in fair value hedges are recognized in non-operating income (expense) along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line in the consolidated statement of operations. The change in value of net investment hedges are recorded in other comprehensive income. Amounts excluded from the effectiveness testing of net investment hedges are recognized in non-operating income (expense). Cash flows associated with derivatives designated as a fair value hedge may be included in operating, investing or financing activities on the consolidated statement of cash flows, depending on the classification of the items being hedged. Cash flows associated with financial instruments designated as net investment hedges are classified as an investing activity. There were no swap agreements outstanding as of September 30, 2018.
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
Non-marketable equity securities totaled $679 million and $137 million at June 30, 2019 and September 30, 2018, respectively, and are classified in other assets on the consolidated balance sheets. During the three and nine months ended June 30, 2019, upward adjustments of $14 million and $80 million, respectively, were made to the carrying value of non-marketable equity securities, and downward adjustments of $6 million were made during the same periods. During the nine months ended June 30, 2019 and 2018, there were no significant impairments of non-marketable equity securities.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2019, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2019.
Gains and Losses on Marketable and Non-marketable Equity Securities
The Company recognized net realized gains of $1 million and $16 million for the three and nine months ended June 30, 2019, respectively, on its equity securities sold during the periods. The Company recognized net unrealized gains of $10 million and $69 million for the three and nine months ended June 30, 2019, respectively, on equity securities held as of the end of the periods.
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of long-term debt was $16.7 billion and $18.0 billion, respectively, as of June 30, 2019. The carrying value and estimated fair value of long-term debt were both $16.6 billion as of September 30, 2018.
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2019, but disclosure of their fair values is required: time deposits recorded in prepaid expenses and other current assets, settlement receivable and payable and customer collateral. The estimated fair value of such instruments at June 30, 2019 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Note 6—Debt
The Company had outstanding debt as follows:

	June 30, 2019	September 30, 2018	Effective Interest Rate
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$3,000	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
2.75% Senior Notes due September 2027	750	750	2.91%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
Total senior notes	16,750	16,750
Unamortized discounts and debt issuance costs	(111)	(120)
Hedge accounting fair value adjustments	55	—
Total long-term debt	$16,694	$16,630

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized interest expense for its senior notes of $106 million and $137 million for the three months ended June 30, 2019 and 2018, respectively, and $350 million and $413 million for the nine months ended June 30, 2019 and 2018, respectively. Interest expense for the three and nine months ended June 30, 2019 includes adjustments related to the Company’s hedging program. Effective interest rates disclosed in the table above do not reflect hedge accounting adjustments. Hedge accounting adjustments impacting the carrying value of the Company’s long-term debt are a result of gains or losses related to fair value hedges. These gains or losses are recognized in earnings, along with a corresponding gain or loss related to the change in value of the underlying hedged item, within non-operating income (expense) in the Company’s consolidated statement of operations. See Note 5—Fair Value Measurements and Investments for a description of the Company’s accounting treatment for fair value hedges.
Credit facility. On July 25, 2019, the Company entered into an amended and restated credit agreement for a 5 year, unsecured $5.0 billion revolving credit facility (the "Credit Facility"), which will expire on July 25, 2024. The Credit Facility is no longer governed by any financial covenants. This facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. Interest on borrowings under the Credit Facility will be charged at the London Interbank Offered Rate or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. The Company’s maximum settlement exposure was $92.0 billion and the average daily settlement exposure was $56.4 billion during the nine months ended June 30, 2019.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At June 30, 2019 and September 30, 2018, the Company held collateral as follows:

	June 30, 2019	September 30, 2018
	(in millions)
Cash equivalents	$1,668	$1,708
Pledged securities at market value	294	192
Letters of credit	1,447	1,382
Guarantees	582	860
Total	$3,991	$4,142

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$—	$—	$1	$1
Interest cost	8	8	3	3
Expected return on plan assets	(17)	(17)	(5)	(5)
Settlement loss	2	3	—	—
Total net periodic benefit cost (income)	$(7)	$(6)	$(1)	$(1)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$—	$—	$3	$3
Interest cost	24	24	10	9
Expected return on plan assets	(53)	(52)	(14)	(15)
Settlement loss	2	3	—	—
Total net periodic benefit cost (income)	$(27)	$(25)	$(1)	$(3)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Stockholders’ Equity
As-converted class A common stock. The following table(1) presents number of shares of each series and class and the number of shares of class A common stock on an as-converted basis:

	June 30, 2019					September 30, 2018
	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(2)		Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(2)
	(in millions, except conversion rates)
UK&I preferred stock	2	12.9360		32	(3)	2	12.9550		32	(3)
Europe preferred stock	3	13.8840		44	(3)	3	13.8880		44	(3)
Class A common stock(4)	1,729	—		1,729		1,768	—		1,768
Class B common stock	245	1.6298	(5)	400		245	1.6298	(5)	400
Class C common stock	12	4.0000		46		12	4.0000		47
Total				2,251					2,291

(1)	Figures in the table may not recalculate exactly due to rounding.

(2)	As-converted class A common stock is calculated based on unrounded numbers.

(3)	The reduction in equivalent number of shares of class A common stock was less than one million shares during the nine months ended June 30, 2019.

(4)	Class A common stock shares outstanding reflect repurchases settled on or before June 30, 2019 and September 30, 2018.

(5)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
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
The following table presents effective price per share and recovery of VE territory covered losses through conversion rate adjustments:

	Nine Months Ended June 30, 2019		Twelve Months Ended September 30, 2018
	Preferred Stock
	UK&I	Europe	UK&I	Europe
	(in millions, except per share data)
Effective price per share(1)	$141.32	$150.26	$113.05	$112.92
Recovery through conversion rate adjustment	$6	$2	$35	$21

(1)
Effective price per share for the quarter is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C convertible participating preferred stock. Effective price per share for the nine months ended June 30, 2019 and fiscal 2018 is calculated using the weighted-average effective prices of the respective adjustments made during the year.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock repurchases. The following table(1) presents share repurchases in the open market for the following periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Shares repurchased in the open market(2)	13	14	44	47
Average repurchase price per share(3)	$162.97	$128.80	$147.66	$119.29
Total cost	$2,149	$1,754	$6,480	$5,604

(1)
Figures in the table may not recalculate exactly due to rounding. Shares repurchased in the open market reflect repurchases settled during the three and nine months ended June 30, 2019 and 2018. These amounts include repurchases traded but not yet settled on or before September 30, 2018 and 2017 for nine months, respectively, and March 31, 2019 and 2018 for three months, respectively. Also, these amounts exclude repurchases traded but not yet settled on or before June 30, 2019 and 2018, respectively.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Average repurchase price per share is calculated based on unrounded numbers.
In January 2019, the Company’s board of directors authorized an additional $8.5 billion share repurchase program. As of June 30, 2019, the Company’s January 2019 share repurchase program had remaining authorized funds of $6.2 billion for share repurchase. All share repurchase programs authorized prior to January 2019 have been completed.
Dividends. On July 15, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.25 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on September 3, 2019, to all holders of record as of August 16, 2019. The Company declared and paid $565 million and $487 million during the three months ended June 30, 2019 and 2018, respectively, and $1.7 billion and $1.4 billion during the nine months ended June 30, 2019 and 2018, respectively, in dividends to holders of the Company’s common and preferred stocks.
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
The following table(1) presents earnings per share for the three months ended June 30, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$2,379	1,735	$1.37	$3,101	2,265	(3)	$1.37
Class B common stock	549	245	$2.23	548	245		$2.23
Class C common stock	63	12	$5.48	63	12		$5.48
Participating securities(4)	110	Not presented	Not presented	110	Not presented		Not presented
Net income	$3,101

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table(1) presents earnings per share for the nine months ended June 30, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$6,956	1,748	$3.98	$9,055	2,278	(3)	$3.97
Class B common stock	1,592	245	$6.49	1,590	245		$6.48
Class C common stock	186	12	$15.92	185	12		$15.90
Participating securities(4)	321	Not presented	Not presented	321	Not presented		Not presented
Net income	$9,055
The following table(1) presents earnings per share for the three months ended June 30, 2018:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$1,793	1,784	$1.00	$2,329	2,321	(3)	$1.00
Class B common stock	406	245	$1.66	406	245		$1.65
Class C common stock	49	12	$4.02	49	12		$4.01
Participating securities(4)	81	Not presented	Not presented	81	Not presented		Not presented
Net income	$2,329
The following table(1) presents earnings per share for the nine months ended June 30, 2018:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
Class A common stock	$5,746	1,798	$3.20	$7,456	2,337	(3)	$3.19
Class B common stock	1,293	245	$5.27	1,291	245		$5.26
Class C common stock	159	12	$12.78	158	12		$12.76
Participating securities(4)	258	Not presented	Not presented	259	Not presented		Not presented
Net income	$7,456

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 400 million for the three and nine months ended June 30, 2019, and 405 million for the three and nine months ended June 30, 2018. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 46 million and 47 million for the three and nine months ended June 30, 2019, respectively, and 49 million and 50 million for the three and nine months ended June 30, 2018, respectively. The weighted-average number of shares of preferred stock included within participating securities was 32 million of as-converted UK&I preferred stock for the three and nine months ended June 30, 2019 and 2018. The weighted-average number of shares of preferred stock included within participating securities was 44 million of as-converted Europe preferred stock for the three and nine months ended June 30, 2019 and 2018.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 3 million common stock equivalents for the three and nine months ended June 30, 2019 and 2018, because their effect would have been dilutive. The computation excludes less than 1 million of common stock equivalents for the three and nine months ended June 30, 2019 and 2018, because their effect would have been anti-dilutive.

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the nine months ended June 30, 2019:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,109,645	$25.89	$134.76
Restricted stock units (“RSUs”)	2,706,680	$136.21
Performance-based shares(1)	540,538	$153.42

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company’s non-qualified stock options and RSUs are equity awards with service-only conditions and are accordingly expensed on a straight-line basis over the vesting period. The Company’s performance-based shares are equity awards with service, market and performance conditions that are accounted for using the graded-vesting method. The Company recorded share-based compensation cost related to the EIP of $106 million and $307 million for the three and nine months ended June 30, 2019, respectively, and $85 million and $231 million for the three and nine months ended June 30, 2018, respectively, net of estimated forfeitures, which are adjusted as appropriate.
Note 12—Income Taxes
The effective income tax rates were 20% and 19% for the three and nine months ended June 30, 2019, respectively, and 17% and 20% for the three and nine months ended June 30, 2018, respectively. The effective tax rates for the three and nine months ended June 30, 2019 differ from the effective tax rates in the same prior-year periods primarily due to the effects of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, as discussed below:

•
The Tax Act reduced the statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, the Company’s statutory federal corporate rate was a blended rate of 24.5%. Federal tax expense for the nine months ended June 30, 2019 was determined at a 21% tax rate compared to the 24.5% tax rate in the prior-year period;

•
The Tax Act enacted a new deduction for foreign-derived intangible income (“FDII”) and a new tax on global intangible low-tax income (“GILTI”). Both FDII and GILTI became effective for the Company on October 1, 2018; and

•	The absence of the following items recorded during the nine months ended June 30, 2018:

▪	$80 million and $81 million benefits due to non-recurring audit settlements during the three months ended March 31, 2018 and June 30, 2018, respectively;

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and nine months ended June 30, 2019, the Company’s gross unrecognized tax benefits increased by $241 million and $387 million, respectively. The Company's net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate increased by $51 million and $134 million, respectively. The change in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three and nine months ended June 30, 2019, the Company’s accrued interest related to uncertain tax positions increased by $19 million and $51 million, respectively, and there were no significant changes in penalties. During the three and nine months ended June 30, 2018, there were no significant changes in interest and penalties related to uncertain tax positions.
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
The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2019	2018
	(in millions)
Balance at beginning of period	$1,434	$982
Provision for uncovered legal matters	37	—
Provision for covered legal matters	165	601
Payments for legal matters	(780)	(155)
Balance at end of period	$856	$1,428

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2019	2018
	(in millions)
Balance at beginning of period	$1,428	$978
Provision for interchange multidistrict litigation	—	600
Payments for U.S. covered litigation	(600)	(150)
Balance at end of period	$828	$1,428

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
The following table summarizes the activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2019	2018
	(in millions)
Balance at beginning of period	$—	$1
Accrual for VE territory covered litigation	165	1
Payments for VE territory covered litigation	(156)	(2)
Balance at end of period	$9	$—

U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions
On December 6, 2018, the district court held a hearing on the Damages Class plaintiffs’ motion for preliminary approval of the Amended Settlement Agreement, and on January 24, 2019, the district court granted preliminary approval. On June 7, 2019, the Damages Class plaintiffs moved for final approval of the Amended Settlement Agreement. Certain merchants in the proposed settlement class have objected to the settlement and/or submitted requests to opt out of the settlement class. Although the deadline to opt out of the settlement class was July 23, 2019, the class administrator has until August 7, 2019 to send the final report indicating the number of merchants that chose to opt out of the settlement class. The district court is scheduled to hold a final settlement approval hearing on November 7, 2019.
Settlement discussions with plaintiffs purporting to act on behalf of the putative Injunctive Relief Class are ongoing. On January 16, 2019, the bank defendants moved to dismiss the claims brought against them by the Injunctive Relief Class, on the grounds that plaintiffs lack standing and fail to state a claim against the bank defendants.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VE Territory Covered Litigation
UK Merchant Litigation
Since July 2013, in excess of 500 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and Visa International in the UK (and recently in Germany) relating to interchange rates in Europe, and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by over 100 Merchants, leaving more than 350 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
On November 29, 2018, Visa was granted permission to appeal aspects of the Court of Appeal’s judgment to the Supreme Court of the United Kingdom, including the question of whether Visa’s UK interchange restricted competition. The Supreme Court is scheduled to hold a hearing on the appeal in January 2020.
Other Litigation
European Commission Proceedings
Inter-regional Interchange Investigation. On December 4, 2018, the European Commission (EC) announced formal public consultation (known as “market testing”) of commitments proposed by Visa pursuant to Article 9 of Council Regulation (EC) No 1/2003 in order for the EC to conclude its investigation. Subject to market testing, the EC intends to adopt a decision declaring the commitments to be binding on Visa and concluding that there are no longer grounds for action by the EC and without any finding of infringement of the law by Visa. If accepted by the EC, the proposed commitments require Visa to cap its inter-regional multilateral interchange rates at 1.50% credit and 1.15% debit for “Card-Not-Present” transactions and 0.30% credit and 0.20% debit for “Card Present” transactions on consumer debit and credit cards issued outside of the European Economic Area when used at merchants located inside of the European Economic Area. The commitments would last for a period of five years following implementation. No fine will be imposed against Visa, and the commitments are proposed without prejudice to Visa’s position that its conduct did not infringe any law. The EC’s market testing was completed in January 2019.
On April 29, 2019, the EC adopted a decision making Visa’s commitments to limit interregional interchange rates in Europe binding from October 19, 2019. The commitments will remain in effect until November 1, 2024.
Canadian Merchant Litigation
Wal-Mart Canada and/or Home Depot of Canada Inc. have filed notices of appeal of the British Columbia, Ontario, Saskatchewan, Quebec and Alberta decisions approving the settlements. On June 13 and 14, 2019, the Court of Appeals in British Columbia held a hearing to consider objections to the settlement approval decision and reserved decision.
EMV Chip Liability Shift
Plaintiffs filed a renewed motion for class certification on July 16, 2018, following an earlier denial of the motion without prejudice. Plaintiffs’ renewed motion was terminated without prejudice to reinstatement on October 17, 2018, but was subsequently reinstated and is currently pending.
Kroger
The litigation was stayed until February 2, 2019. Visa and Kroger reached an agreement in principle to resolve this lawsuit, and subsequently entered into a settlement agreement. The case was dismissed on July 24, 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Australian Competition & Consumer Commission

On July 12, 2019, the Australian Competition & Consumer Commission (ACCC) informed Visa that the ACCC has commenced an investigation into certain agreements and interchange fees relating to Visa Debit. Visa is cooperating with the ACCC.

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
Financial overview. Our financial results for the three and nine months ended June 30, 2018 reflected the impact of certain significant items that we believe were not indicative of our operating performance in these or future periods, as they were either non-recurring or had no cash impact. There were no comparable adjustments recorded for the three and nine months ended June 30, 2019. Our as-reported U.S. GAAP and adjusted non-GAAP net income and diluted earnings per share for these periods were as follows:

	Three Months Ended June 30,		2019 vs. 2018	Nine Months Ended June 30,		2019 vs. 2018
(in millions, except percentages and per share data)	2019	2018	% Change(1)	2019	2018	% Change(1)
Net income, as reported	$3,101	$2,329	33%	$9,055	$7,456	21%
Diluted earnings per share, as reported	$1.37	$1.00	36%	$3.97	$3.19	25%
Net income, as adjusted(2)	$3,101	$2,792	11%	$9,055	$7,933	14%
Diluted earnings per share, as adjusted(2)	$1.37	$1.20	14%	$3.97	$3.39	17%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our adjusted financial results, see tables in Adjusted financial results below.
Highlights for the first nine months of fiscal 2019. Our business is affected by overall economic conditions and consumer spending. Our business performance during the nine months ended June 30, 2019 reflects continued global consumer spending growth amidst uneven global economic conditions. We recorded net revenues of $5.8 billion and $16.8 billion for the three and nine months ended June 30, 2019, respectively, an increase of 11% and 11%, respectively, over the prior-year comparable periods, reflecting continued growth in nominal payments volume, nominal cross-border volume and processed transactions. Exchange rate movements in the three and nine months ended June 30, 2019, as partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately two percentage points and one and a half percentage points, respectively.
Total operating expenses were $1.9 billion and $5.6 billion for the three and nine months ended June 30, 2019, respectively, a decrease of 18% and 1% over the prior-year comparable period. Adjusted operating expenses, which excludes the non-cash operating expense for the litigation provision related to the interchange multidistrict litigation in the three and nine months ended June 30, 2018, increased 10% and 11%, respectively, over prior-year comparable periods. The increase in both periods was primarily due to higher personnel, marketing and general and administrative expenses, as we continue to invest in our business growth.
Adjusted financial results. Our financial results for the three and nine months ended June 30, 2018 reflected the impact of certain significant items that we believe were not indicative of our ongoing operating performance in these or future periods, as they were either non-recurring or had no cash impact. As such, we believe the presentation of adjusted financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented. There were no comparable adjustments recorded for the three and nine months ended June 30, 2019.

•
Litigation provision. During the three and nine months ended June 30, 2018, we recorded a litigation provision of $600 million and related tax benefits of $137 million associated with the interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a reduction to the conversion rate of our class B common stock to shares of class A common stock. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.

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

Adjusted financial results are non-GAAP financial measures and should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following table reconciles our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP adjusted financial measures for the three and nine months ended June 30, 2018. There were no comparable adjustments recorded for the three and nine months ended June 30, 2019.

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

Common stock repurchases. During the three months ended June 30, 2019, we repurchased 13 million shares of our class A common stock in the open market using $2.1 billion of cash on hand. In January 2019, our board of directors authorized an additional $8.5 billion share repurchase program. As of June 30, 2019, we had remaining authorized funds of $6.2 billion for share repurchase. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Nominal payments volume in the United States posted high single-digit growth for three months and low double-digit growth for the nine months ended March 31, 2019(1), driven mainly by consumer debit and commercial. Nominal international payments volume growth was negatively impacted by movements in the U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and nine months ended March 31, 2019 was 8% and 10%, respectively. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.

The following table(2) presents nominal payments and cash volume:

	United States			International			Visa Inc.
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$357	$341	5%	$608	$614	(1)%	$965	$955	1%
Consumer debit(3)	420	383	10%	455	452	1%	875	835	5%
Commercial(4)	153	138	11%	92	90	2%	245	228	7%
Total nominal payments volume	$930	$862	8%	$1,155	$1,156	—%	$2,085	$2,018	3%
Cash volume	141	139	1%	540	598	(10)%	680	737	(8)%
Total nominal volume(5)	$1,071	$1,001	7%	$1,694	$1,753	(3)%	$2,765	$2,755	—%

	United States			International			Visa Inc.
	Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,139	$1,063	7%	$1,860	$1,826	2%	$2,998	$2,889	4%
Consumer debit(3)	1,250	1,114	12%	1,393	1,331	5%	2,643	2,445	8%
Commercial(4)	466	411	13%	283	269	6%	749	680	10%
Total nominal payments volume	$2,855	$2,588	10%	$3,536	$3,425	3%	$6,391	$6,013	6%
Cash volume	427	418	2%	1,705	1,839	(7)%	2,132	2,258	(6)%
Total nominal volume(5)	$3,281	$3,007	9%	$5,241	$5,264	—%	$8,522	$8,271	3%
The following table(2) presents nominal and constant payments and cash volume growth:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended March 31, 2019 vs. 2018(1)		Three Months Ended March 31, 2019 vs. 2018(1)		Nine Months Ended March 31, 2019 vs. 2018(1)		Nine Months Ended March 31, 2019 vs. 2018(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	(1)%	7%	1%	6%	2%	8%	4%	8%
Consumer debit growth(3)	1%	10%	5%	10%	5%	11%	8%	12%
Commercial growth(4)	2%	11%	7%	11%	6%	14%	10%	13%
Total payments volume growth	—%	8%	3%	8%	3%	10%	6%	10%
Cash volume growth	(10)%	(1)%	(8)%	(1)%	(7)%	1%	(6)%	1%
Total volume growth	(3)%	5%	—%	6%	—%	7%	3%	8%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2019 and 2018 were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2019 and 2018, respectively.

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

The following table(1) provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in millions, except percentages)
Visa processed transactions	35,428	31,728	12%	101,904	91,557	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended June 30,		2019 vs. 2018		Nine Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,587	$2,334	$253	11%	$7,573	$6,896	$677	10%
International	3,253	2,906	347	12%	9,267	8,279	988	12%
Net revenues	$5,840	$5,240	$600	11%	$16,840	$15,175	$1,665	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in net revenues reflects the continued growth in nominal payments volume, nominal cross-border volume and processed transactions.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. Exchange rate movements in the three and nine months ended June 30, 2019, as partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately two percentage points and one and a half percentage points, respectively.
The following table sets forth the components of our net revenues:

	Three Months Ended June 30,		2019 vs. 2018		Nine Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,405	$2,196	$209	10%	$7,164	$6,595	$569	9%
Data processing revenues	2,662	2,359	303	13%	7,564	6,633	931	14%
International transaction revenues	1,977	1,830	147	8%	5,624	5,248	376	7%
Other revenues	342	229	113	49%	968	688	280	41%
Client incentives	(1,546)	(1,374)	(172)	13%	(4,480)	(3,989)	(491)	12%
Net revenues	$5,840	$5,240	$600	11%	$16,840	$15,175	$1,665	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues increased primarily due to 3% and 6% growth in nominal payments volume during the three and nine-month comparable periods, respectively, as well as select pricing modifications effective in the third quarter of fiscal 2019.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 12% and 11% during the three and nine-month comparable periods, respectively, as well as select pricing modifications impacting revenue growth in the first and second quarter of fiscal 2019.

•
International transaction revenues increased due to a 2% and 1% growth in nominal cross-border volumes during the three and nine-month comparable periods, respectively, select pricing modifications effective after the third quarter of fiscal 2018 and changes in the mix of our international transaction revenues. These increases were partially offset by lower volatility in a broad range of currencies.

•
Other revenues increased during the three and nine-month comparable periods primarily due to changes in the classification and timing of recognition of revenue as a result of the adoption of the new revenue standard as well as an increase in revenues from license fees and optional services.

•
Client incentives increased during the three and nine-month comparable periods mainly due to incentives recognized on long-term customer contracts that were initiated or renewed after the third quarter of fiscal 2018 and overall growth in global payments volume. Client incentives also increased due to changes in classification and timing of recognition as a result of the adoption of the new revenue standard. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended June 30,		2019 vs. 2018		Nine Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$872	$852	$20	2%	$2,573	$2,355	$218	9%
Marketing	282	240	42	18%	799	724	75	10%
Network and processing	184	169	15	9%	528	498	30	6%
Professional fees	113	112	1	1%	305	312	(7)	(2)%
Depreciation and amortization	165	152	13	9%	484	450	34	8%
General and administrative	315	230	85	37%	855	688	167	24%
Litigation provision	1	600	(599)	(100)%	30	600	(570)	(95)%
Total operating expenses	$1,932	$2,355	$(423)	(18)%	$5,574	$5,627	$(53)	(1)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel expenses increased primarily due to an increase in headcount, reflecting our strategy to invest for future growth.

•
Marketing expenses increased in the three and nine month comparable periods primarily due to changes in the classification and timing of recognition of certain marketing expenses as a result of the adoption of the new revenue standard. The increase was partially offset in the nine month comparable period by spend for the Winter Olympics in PyeongChang in 2018, which did not recur in 2019.

•
General and administrative expenses increased primarily as a result of unfavorable foreign currency fluctuations, changes in the classification and timing of recognition of certain general and administrative expenses as a result of the adoption of the new revenue standard, higher indirect taxes, and higher product enhancement costs in support of our business growth.

•
Litigation provision in 2018 reflects a $600 million accrual related to the U.S. covered litigation. See Note 4—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.

Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	Three Months Ended June 30,		2019 vs. 2018		Nine Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(128)	$(155)	$27	(17)%	$(413)	$(462)	$49	(10)%
Investment income and other	86	82	4	7%	320	182	138	77%
Total non-operating income (expense)	$(42)	$(73)	$31	(43)%	$(93)	$(280)	$187	(67)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Interest expense decreased in the three and nine months ended June 30, 2019 primarily as a result of entering into derivative instruments in fiscal 2019 that lowered the cost of borrowing on a portion of our outstanding debt.

•	Investment income and other increased in the three and nine months ended June 30, 2019 primarily due to higher interest income on our cash and investments as well as gains on our equity investments.
Effective Income Tax Rate
The effective income tax rates were 20% and 19% for the three and nine months ended June 30, 2019, respectively, and 17% and 20% for the three and nine months ended June 30, 2018, respectively. The effective tax rates for the three and nine months ended June 30, 2019 differ from the effective tax rates in the same prior-year periods primarily due to the effects of the Tax Act enacted on December 22, 2017, as discussed below:

•
The Tax Act reduced the statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, our statutory federal corporate rate was a blended rate of 24.5%. Federal tax expense for the nine months ended June 30, 2019 was determined at a 21% tax rate compared to the 24.5% tax rate in the prior-year period;

•
The Tax Act enacted a new deduction for foreign-derived intangible income (“FDII”) and a new tax on global intangible low-tax income (“GILTI”). Both FDII and GILTI became effective for us on October 1, 2018; and

•	The absence of the following items recorded during the nine months ended June 30, 2018:

▪	$80 million and $81 million benefits due to non-recurring audit settlements during the three months ended March 31, 2018 and June 30, 2018, respectively;

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
Adjusted effective income tax rate. Our financial results for the three and nine months ended June 30, 2018 reflect the impact of certain significant items that we believe were not indicative of our operating performance during these periods, as they were either non-recurring or had no cash impact. As such, we have presented our adjusted effective income tax rates for these periods in the table below, which we believe provides a clearer understanding of our operating performance for the reported periods. There were no comparable adjustments recorded for the three and nine months ended June 30, 2019. See Overview—Adjusted financial results within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for descriptions of the adjustments in the table below.

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
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2019	2018
	(in millions)
Total cash provided by (used in):
Operating activities	$8,742	$9,465
Investing activities	413	(1,305)
Financing activities	(9,401)	(8,744)
Effect of exchange rate changes on cash and cash equivalents	(62)	(89)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(308)	$(673)
Operating activities. Cash provided by operating activities for the nine months ended June 30, 2019 was lower than the prior-year comparable period primarily due to higher payments from the litigation escrow account in the current year and the first installment payment of the transition tax in connection with the Tax Act, partially offset by continued growth in our underlying business.
Investing activities. Cash provided by investing activities for the nine months ended June 30, 2019 primarily included higher proceeds from the sales and maturities of investment securities, combined with fewer purchases, as compared to the prior-year period.
Financing activities. Cash used in financing activities for the nine months ended June 30, 2019 was higher than the prior-year comparable period primarily due to the payment of the deferred purchase consideration, increase in the repurchases of our class A common stock and higher dividends paid in the current year. This increase was partially offset by the redemption of the Senior Notes due December 2017 in the prior year. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Sources of Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations, our investment portfolio and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents and short-term or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings and the returns that these holdings provide. Based on our current cash flow forecasts of our short-term and long-term liquidity needs, we believe that our current and projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.

Credit facility extension. On July 25, 2019, we extended the term of our 5-year, unsecured revolving credit facility and increased the amount from $4.0 billion to $5.0 billion. The credit facility will expire on July 25, 2024. The credit facility is no longer governed by any financial covenants. No other material terms were changed. See Note 6—Debt to our unaudited consolidated financial statements.
Credit Ratings
During the nine months ended June 30, 2019, our credit ratings by Standard and Poor’s and Moody’s were upgraded to the following as compared to September 30, 2018:

	June 30, 2019		September 30, 2018
Rating Agency and Debt type	Rating	Outlook	Rating	Outlook
Standard and Poor’s
Short-term unsecured debt	A-1+	Stable	A-1	Positive
Long-term unsecured debt	AA-	Stable	A+	Positive
Moody’s
Long-term unsecured debt	Aa3	Stable	A1	Stable
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
Common stock repurchases. During the nine months ended June 30, 2019, we repurchased 44 million shares of our class A common stock using $6.5 billion of cash on hand. In January 2019, our board of directors authorized an additional $8.5 billion share repurchase program. As of June 30, 2019, we had remaining authorized funds of $6.2 billion for share repurchase. All share repurchase programs authorized prior to January 2019 have been completed. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2019, we declared and paid $1.7 billion in dividends to holders of our common and preferred stock. On July 15, 2019, our board of directors declared a cash dividend in the amount of $0.25 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on September 3, 2019, to all holders of record as of August 16, 2019. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Deferred purchase consideration. In connection with our purchase of Visa Europe in June 2016, we were required to pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of the acquisition. In June 2019, we paid €1.1 billion in fulfillment of this obligation.
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
Fair Value Measurements—Financial Instruments
As of June 30, 2019, our financial instruments measured at fair value on a recurring basis included $12.7 billion of assets and $74 million of liabilities. See Note 5—Fair Value Measurements and Investments to our unaudited consolidated financial statements.

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
Changes in internal control over financial reporting. During the nine months ended June 30, 2019, the Company implemented a new client incentives accounting system along with enhancements and modifications to existing internal controls and procedures to comply with the new revenue standard. There have been no other changes in the internal control over financial reporting of Visa Inc. that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
April 1-30, 2019	3,562,393	$159.94	3,562,393	$7,702,361,318
May 1-31, 2019	5,429,064	$162.06	5,429,064	$6,822,392,402
June 1-30, 2019	3,903,940	$169.03	3,903,940	$6,162,429,687
Total	12,895,397	$163.59	12,895,397

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

VISA INC.

Date:	July 26, 2019	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 26, 2019	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	July 26, 2019	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)