Form 10-K
period 2019-09-30
VISA INC.
filed 2019-11-14
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $272.0 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 8, 2019, there were 1,712,677,044 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 11,133,345 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2019.

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

Forward-Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business
OVERVIEW
Visa is the world’s leader in digital payments. Our mission is to connect the world through the most innovative, reliable and secure payments network — enabling individuals, businesses and economies to thrive. We facilitate commerce across more than 200 countries and territories among a global set of consumers, merchants, financial institutions, businesses, strategic partners and government entities.
Since Visa’s inception in 1958, Visa has been in the business of facilitating payments between consumers and businesses. With new ways to pay, we are evolving into a company that enables money movement for everyone, everywhere. To accomplish this, we are continually focused on extending, enhancing and investing in our proprietary network, VisaNet, while seeking new ways to offer products and services and become a single connection point for initiating any transaction, both on the Visa network and beyond.
This has enabled Visa to become one of the world’s largest electronic payments networks based on payments volume and number of transactions. Our fundamental business model is based on the following:

•
We facilitate secure, reliable and convenient transactions between financial institutions, merchants and account holders. We traditionally have referred to this as the ‘four party’ model. As the payments ecosystem continues to evolve, we are continuing to broaden this model to include digital banks, wallets and a range of financial technology companies (fintechs), governments and non-governmental organizations. We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet, our global processing platform. During fiscal year 2019, we saw 201.9 billion payments and cash transactions with Visa’s brand, equating to an average of 553 million transactions a day. Of the 201.9 billion total transactions, 138.3 billion were processed by Visa.

•
We offer a wide range of Visa-branded payment products that our 15,500 financial institution clients use to develop and offer core business solutions, including credit, debit, prepaid and cash access programs for individual, business and government account holders. During fiscal year 2019, Visa’s total payments and cash volume grew to $11.6 trillion and more than 3.4 billion cards were available worldwide to be used at more than 61 million merchant locations.

•
We take an open, partnership approach and seek to provide value by enabling access to our global network, including offering our technology capabilities through application programming interfaces (APIs). Additionally, we enter into partnerships with both traditional and emerging players to innovate and expand the payments ecosystem. This approach helps our partners leverage the resources of our platform to scale and grow their businesses more quickly and effectively.

•
We are accelerating the migration to digital payments by enabling new types of transactions beyond the core consumer-to-business (C2B) payments. These include person-to-person (P2P), business-to-consumer (B2C), business-to-business (B2B) and government-to-consumer (G2C) payments.

•
We provide value-added services to our clients, including consulting and analytics, fraud management and security services, merchant solutions, processing capabilities and digital services like tokenization.

•
We invest in and promote our brand to the benefit of our clients and partners through advertising, promotional and sponsorship initiatives with FIFA, the International Olympic Committee and the International Paralympic Committee, and the National Football League, among others. We also use these sponsorship assets to showcase our payment innovations.

FISCAL YEAR 2019 KEY STATISTICS

(1)	Please see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of our non-GAAP financial results.

Revenue Details
Net revenues consist of service revenues, data processing revenues, international transaction revenues, and other revenues minus costs incurred under client incentive arrangements. We have one reportable segment, which is Payment Services.
(1) Figures in the tables may not recalculate exactly due to rounding.
(2) Please see Note 3—Revenues to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for the impact of the new revenue standard.

Visa earns revenue by facilitating commerce across more than 200 countries and territories among a global set of consumers, merchants, financial institutions, businesses, strategic partners and government entities. Visa is not a financial institution. We do not issue cards, extend credit, or set rates and fees for account holders of Visa products. That is the role of our financial institution clients. We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa products. Interchange reimbursement fees represent a transfer of value between the financial institutions participating in our open-loop payments network. We administer the collection and remittance of interchange reimbursement fees through the settlement process, but we generally do not receive any revenue related to interchange reimbursement fees. In addition, we do not receive as revenue the fees that merchants are charged directly for acceptance by their acquirers.
ACCELERATING OUR BUSINESS: FISCAL YEAR 2019 KEY FOCUS AREAS
As technology evolves from wired to wireless solutions — driven by technology developments such as the expansion of mobile technology and the rise of 5G networks — there are significant opportunities to grow digital payments. To capture this growth, we are strengthening our core business while simultaneously evolving our organization to seize opportunities to open new payment flows, expand access, build our acceptance footprint and grow our base of partners and clients. We are also building and acquiring new capabilities that can add value to our clients as we strengthen the foundation of our business: technology, security, brand and talent.
Core Business
For decades, Visa’s growth has been driven by the strength of our core business solutions — credit, debit and prepaid products — as well as our global ATM network. As the pace of change accelerates each year, helped by the advancement of technology and our focus on the user experience in payments, we see significant opportunity for continued growth. We are accelerating efforts to move approximately $17 trillion in consumer spending and $15-20 trillion of B2B spending still done in cash and check to cards and digital credentials on the Visa network.
1. Core Products
Business Solutions: We offer a portfolio of business payment solutions, including small business, corporate (travel) cards, purchasing cards, virtual cards/digital credentials, non-card cross-border B2B payment options and disbursement accounts, covering most major industry segments around the world. Business solutions are designed to bring efficiency, controls and automation to small businesses, commercial and government payment processes, ranging from employee travel to fully integrated, invoice-based payables.
Credit: Credit cards and digital credentials are issued by financial institutions and used by co-brand partners and fintechs to allow consumers and businesses to access credit to pay for goods and services. Visa does not extend credit to account holders; however, we provide card benefits, including technology, authorization, fraud tools and brand support that issuers use to enable their credit products. We also work with our clients on product design, consumer segmentation and consumer experience design to help our clients deliver products and services that match their consumers’ needs.

Debit: Debit cards and digital credentials are issued by financial institutions to allow consumers and small businesses to purchase goods and services using funds held in their bank accounts. Debit cards enable account holders to transact — in person, online or via mobile — without needing cash or checks and without accessing a line of credit. Visa provides a strong brand, the network infrastructure (which includes processing, acceptance, product features and support, risk tools and services) and industry expertise to help issuers optimize their debit offerings.
Prepaid: Prepaid products draw from a designated balance funded by individuals, businesses or governments. Prepaid cards address many use cases and needs, including general purpose reloadable, payroll, government and corporate disbursements, healthcare, gift and travel. Prepaid cards also play an important part in financial inclusion, bringing payment solutions to those with limited or no access to traditional banking products.
Global ATM: The Visa/PLUS Global ATM network provides account holders with cash access in more than 200 countries and territories worldwide through issuing and acquiring partnerships with both financial institutions and independent ATM operators.
Tap to Pay
Contactless payments — or when a consumer taps to pay at checkout with a contactless card or mobile phone — continues to see strong adoption around the world. In 2019, excluding the United States (“U.S.”), tap to pay had surpassed 50 percent of face-to-face transactions that ran over the Visa network. This is up from less than 30 percent just two years ago. There are now more than 50 countries where tapping to pay represents at least a third of all domestic face-to-face transactions processed on our network, up from 35 countries at the end of last fiscal year.
The U.S. is starting to catch up to this global adoption rate. In 2019, U.S. financial institutions began issuing contactless cards to customers nationwide. There are now more than 100 million Visa contactless cards in the U.S., and we expect that number to grow to 300 million by the end of 2020.
Contactless payments can also open up new payment experiences, such as transit. Transit continues to be an important use case for introducing consumers to the benefits of tapping to pay. In 2019, Visa helped launch contactless transit solutions in cities around the world, including Belarus, Edinburgh, Florence, Manchester, Miami, Milan, New York, Rio de Janeiro, Singapore, São Paulo and more — making it easier for people to get around while reducing operating costs for private and public transport operators.
Ecommerce
Ecommerce has drastically evolved since the first online purchase was made on the Visa network 25 years ago. Digital commerce growth is outpacing physical retail growth, and we expect this to continue. This presents an opportunity to evolve both the security and consumer experience around ecommerce. As a result, we are helping to transform the digital checkout experience by adding more security and removing friction with the launch of click to pay. Enabled by the EMV® Secure Remote Commerce Specifications, click to pay simplifies the checkout experience, eliminating the need for a consumer to enter payment details each time they are purchasing digital services or shopping online. This means greater consistency and fewer steps at checkout, regardless of one’s payment choice. In October 2019, click to pay went live with select merchants in the U.S., and we expect full commercial migration of Visa Checkout to happen in early 2020. Consumers can click to pay with confidence when they see a common checkout button with network logos and a stylized depiction of a fast forward icon . (1)

(1) The SRC payment icon is available for use in connection with implementations of the EMV® Secure Remote Commerce Specification. The SRC payment icon image files are provided following execution of the EMVCo Trademark License Agreement for SRC Payment Icon and may only be used in conformance with the Secure Remote Commerce (SRC): Payment Icon Reproduction Requirements.

Growing Access and Acceptance
A key component of how we expand our business focuses on growing access and increasing acceptance of our products around the world. Mobile connectivity, new acceptance devices untethered to landline infrastructure and new partnerships are enabling Visa payments in categories where card acceptance has typically been low, such as rent, parking and vending machines. We accomplish this in a few ways:
Drive new acceptance categories to uncover additional growth. We continue to expand our acceptance footprint in both mature and emerging markets, and we remain committed to growing access and acceptance so that businesses and devices are enabled to send and receive funds via the Visa network. For example, Visa has grown acceptance in the U.S. vending machine category by enabling more than two million devices as new acceptance locations, which still leaves an estimated 50 percent of vending machines available for upgrade. Street parking represents a similar opportunity.
Ensuring seamless experiences for cross-border transactions. As commerce continues to flow across borders, we are simplifying and streamlining how funds flow for both consumers and businesses. Cross-border ecommerce is also a growing opportunity. Consumers purchasing something from a foreign website are expected to account for $900 billion in gross merchandise volume by 2020, representing an estimated 22 percent share of the global ecommerce market.(2)
Enhancing inclusive financial access. According to the World Bank, 1.7 billion people worldwide still lack access to formal financial services, which means they do not have access to the services that can help facilitate the growth of their economic livelihood. As part of the World Bank’s goal of Universal Financial Access by 2020, in 2015 we committed to reaching 500 million consumers by 2020. At the end of 2018, we reached 396 million consumers worldwide with first-time access to a digital payment product through a Visa-branded account in partnership with local financial institutions.
Our scan to pay service has emerged as one of our most successful low-cost acceptance solutions for merchants, enabling the growth of digital payments in developing economies and remote locations. In some countries, the infrastructure for traditional payments technology simply may not exist. With scan to pay, a business needs only to display a QR code to accept digital payments, saving the cost, time and complexity of installing a terminal and telecommunications wiring. Scan to pay is already live in parts of Africa, Eastern Europe, the Middle East and Asia, with plans to expand into emerging markets of all sizes and regions.
In India, we continue to work with local acquirers to expand access and strengthen consumer demand for electronic payments. The total acceptance points in India have expanded to more than five million, including more than one million QR points this year. In Mexico, we are executing a program to grow the penetration of electronic payments, supporting the introduction of mobile point-of-sale (mPOS) and new acceptance technologies through our payment facilitator and acquirer partners.
Our social impact work also supports women’s empowerment and the expansion of financial inclusion through programs that support skill-development and access to networks and financial services for under and unbanked populations.
In January 2019, we launched She’s Next, Empowered by Visa, which connects women business owners to their communities, funding options and payment technologies through workshops, training and mentorship. To date, Visa has signed up and hosted women entrepreneurs at workshops across North America, including Atlanta, Los Angeles, New York City, Toronto and Washington D.C.
Open Partnership Model
For more than 60 years, mutually beneficial partnerships have been fundamental to Visa’s business model. We traditionally have operated in a four-party model, facilitating transactions between issuers, acquirers, merchants and account holders. As the payment ecosystem grows, so too does Visa’s partnership model. Today, our partnerships extend to technology companies, fintechs, governments and non-governmental organizations.

(2)_http://www.ipc.be/services/markets-and-regulations/e-commerce-market-insights/e-commerce-articles/global-ecommercefigures-2017#infographic

Fintechs continue to be key enablers around the world in helping to expand access through electronic payments, open new points of acceptance, drive new payment flows and create new ways to pay and be paid. Visa has the ability to help these companies grow and scale their payment innovations around the world, with increased safety and speed. Visa is continuing to increase its reach and scope to address fintech needs by partnering directly with them and with the platforms that service them around the world.
We are designing Visa services to more efficiently meet our partners’ needs. Visa Fintech Fast Track, a program that enables nimble start-ups to more easily scale and leverage the reach, capabilities and security Visa offers, is now available to clients globally. Additionally, the new Visa Partner portal provides comprehensive services and resources — everything from information about API services to how to think about issuer processing — to help fintechs and all of our ecosystem partners bring new ways to pay to life.
Ventures
Visa continues to make strategic investments in some companies that are enriching the broader payments ecosystem. Through these strategic investments, Visa seeks to promote complementary, value-added services, enable new use cases, and expand the distribution and utility of our payments network.
2. New Payment Flows
Over the last several years, Visa has invested in expanding beyond C2B payments to capture growth in new payment flows such as P2P, B2C, B2B and G2C payments. Today, partners are increasingly using Visa’s network infrastructure and capabilities to enable Visa to unlock a growing market opportunity.
Visa Direct
Visa Direct continues to be one of the most meaningful ways in which we are capturing new types of payments that were previously made by cash, check or Account Clearing House (ACH). Visa Direct, Visa’s real-time(3) push payments service, reverses the traditional card payment flow by allowing payment originators, through their acquirer, to push funds directly to cards, better meeting consumer and business needs. For example, a ride sharing company can pay its drivers after a shift by transferring their pay directly to a Visa product. Visa Direct helps enable domestic and cross-border payouts for consumers and small businesses in more than 170 countries. Its capabilities modernize money movement, offering enhanced choice and convenience in how money is sent and received. We have announced several Visa Direct partnerships that have helped drive transaction growth to more than 100 percent year-over-year growth this year.

(3)  Actual fund availability depends on receiving financial institution and region. Visa requires fast-funds enabled issuers to make funds available to their recipient account holders within a maximum of 30 minutes of approving the transaction.

Today, Visa Direct powers seven of the major P2P platforms in the U.S. In the last year, Visa Direct transactions have been sent from 90 countries to the more than 170 countries where Visa Direct is currently available.
Cross-border payments have continued to be a focal point for Visa Direct, with key partnerships announced throughout the year. With Visa Direct, Visa is extending the reach and capabilities of our global network to create a payment solution that is less constrained by time, borders or networks.
Earthport
In July 2019, Visa acquired Earthport, which provides cross-border payment services to banks, money transfer service providers and businesses via one of the world’s largest independent ACH networks. Before Earthport, Visa could reach about half of the world’s bank accounts, accessing them using Visa Direct and sending money to Visa credentials, such as debit or credit cards. Through a combination of the existing Visa network and the addition of the Earthport network, Visa clients will soon be able to push payments to the majority of the world’s banked population, reaching more than 99 percent of bank accounts in 88 countries, including the top 50 markets. Our vision is to enable our clients to reach bank accounts of consumers and small businesses in almost 200 countries via a single connection. Integration efforts are underway, and we expect to launch a pilot of our first fully integrated Visa Direct and Earthport experience by the end of the 2019 calendar year.
B2B
We are also extending our network with B2B payments. Businesses spend an estimated $120 trillion each year, offering tremendous room for us to continue to grow our business. Our strategy is two-fold: invest in and grow our existing commercial card solutions and capture new payment flows by innovating in the non-card payments space.
Our existing commercial card solutions generated more than $1 trillion in payments volume in fiscal year 2019, making Visa the largest card payment network for B2B payments in the world. We continue to invest across our small business, travel and entertainment, purchasing, fleet and virtual card solutions to further digitize how businesses pay other businesses.
In 2019, we commercially launched Visa B2B Connect, a multilateral network that operates separately from VisaNet and facilitates B2B cross-border transactions directly from an originating bank to the recipient bank. This network gives financial institutions the ability to quickly and securely process high-value corporate cross-border payments globally and helps simplify and speed up the way businesses pay other businesses around the world. Visa B2B Connect’s current reach includes more than 60 countries with the goal to expand to more than 100 countries in 2020.
We are actively working with strategic partners and clients to increase the adoption of electronic payments in the accounts receivable and accounts payable space across large and medium-sized markets, as well as the small business category in key areas such as bill payment.
3. Value-Added Services
As the payments category expands, both in scope and size, there is a growing opportunity to broaden our revenue streams by expanding the capabilities of our existing network in addition to selectively offering our services to other payment providers. We are accomplishing this through both organic investment and strategic acquisitions. Today, we offer several enhanced capabilities and services, including fraud prevention and security, processing, loyalty, merchant and digital solutions, consulting and data solutions.

Visa Consulting and Analytics
Visa Consulting and Analytics is the payments consulting advisory arm of Visa. This group is a client-facing global team of several hundred payments consultants, data scientists and economists across six continents. The combination of our deep payments expertise, our breadth of data and our economic intelligence allows us to identify actionable insights, recommendations and solutions that drive better business decisions and outcomes for clients.
Fraud Management and Security Services
Trust is at the core of Visa. Through an evolving and multilayered approach, Visa strives to expect the unexpected, constantly monitoring our network and sharing intelligence with our partners. Our multi-prong security strategy is based on empowering consumers and clients through tools, resources and controls so that others can make more informed risk decisions. To provide these tools, we invest in intelligence and technologies that improve fraud and authorization performance. Visa Advanced Authorization risk scores every Visa-processed transaction in about one millisecond, an average of 379 million times a day. In the last year, Visa’s artificial intelligence-powered risk scoring engine helped financial institutions prevent about $25 billion in fraud.
We believe security is an integral driver for growth and innovation. Several developments over the course of 2019 help demonstrate our approach:

•
We continued to see the benefits of chip technology in preventing counterfeit fraud and reducing the amount and rate of fraud taking place in-person at physical stores. In the U.S., for example, our most recent data shows an 87 percent decline in counterfeit fraud at chip-enabled merchants since 2015, when the industry began to deploy chip technology.

•
EMV® 3-D Secure (3DS) is a new generation of the protocol — developed by Visa, other payment brands and industry participants as part of EMVCo — and is designed to protect accounts from unauthorized use across desktop, laptop, mobile or other connected devices, making online purchases easier and more secure. In 2019, Visa branded its 3DS program as Visa Secure (formerly Verified by Visa). The Visa Secure visual badge, combined with descriptive language emphasizing, “Your online transactions are secure with Visa,” will be the way consumers encounter Visa’s 3DS offering.

Visa is also committed to helping protect the broader payments ecosystem from growing cyber threats through continued investments in intelligence and technology. Companies today must be responsible for securing their businesses from increasingly sophisticated tactics by cyber criminals. Visa provides a suite of capabilities that are a core benefit of being part of the Visa network. Our security capabilities help protect the integrity of the payments ecosystem by seeking to detect and disrupt fraud threats targeting financial institutions and merchants. We combine payment and cyber intelligence, insights and learnings from client/partner breach investigations and law enforcement engagement to help financial institutions and merchants solve critical security challenges.

Visa Token Service
Visa Token Service creates a secure environment to help drive innovation in online and mobile commerce. The technology works by replacing a consumer’s card-related sensitive information, such as personal account number, with a unique identifier, or token, which protects transactions in a number of ways, including when a card or shopper is not physically present. Launched in 2014, tokenization has been brought to scale over the last five years. Visa Token Service is available in more than 100 markets.
In October 2019, Visa acquired the token services and ticketing businesses of Rambus Inc. The combination of Visa’s card network tokenization capabilities with the local and account tokenization technology of Rambus will facilitate safer, more secure payments across a broader range of global commerce types.
Merchant and Acquirer Solutions
CyberSource’s product offerings are examples of Visa’s continued investment to deliver industry-leading products and capabilities to our merchant and acquirer partners. The CyberSource platform enables merchants to accept payments online, in-app or on the mobile web and in-person. CyberSource’s small business solutions are represented by the Authorize.Net brand in North America. CyberSource provides modular, digital capabilities beyond the traditional gateway function of connecting merchants to payment processing. As part of CyberSource's solution to acquirers, we are enabling acquirers to leverage our capabilities to drive more innovation in the payments ecosystem.
Using CyberSource services, merchants of all sizes can improve the way their consumers engage and transact, mitigate fraud and security risk, lower operational costs and adapt to changing business requirements. CyberSource’s global footprint lets merchants accept payments in more than 190 countries and territories around the world and includes a broad choice of acquirer and processor partners, payment types and hardware components.
This year, we announced the acquisition of Payworks, a point-of-sale software solution that enables acquirers to support merchant terminal payments via the cloud, helping merchants seamlessly and quickly implement new functionality, designed to create better customer experiences and lower merchant operating costs. Payworks will add in-store payment processing capabilities to CyberSource's ecommerce payment platform to create a fully integrated omni-channel payment acceptance solution.
Visa also completed the acquisition of Verifi, a leader in technology solutions to reduce chargebacks. Verifi’s technology enables the quick resolution of disputes by connecting issuers to the data of more than 25,000 merchants as soon as an account holder calls with an issue. This tool reduces costs and time spent for all stakeholders in a disputed transaction.
4. Foundational
The foundations of our business are our technology, security, brand and talent.

Technology
Visa’s technology platform consists of software, hardware, data centers and a vast telecommunications infrastructure, each with a distinct architecture and operational footprint wrapped with several layers of security and protection technologies. Together, these systems deliver the secure, convenient and reliable service that our clients and consumers expect of the Visa brand.
Software
As part of our global technology environment, we build and securely operate hundreds of commercial applications using a diverse set of technologies. Our software powers the core functions of our transaction processing — including authorization, clearing and settlement, and risk scoring — as well as all of our value-added services. These applications together work to provide essential services to the payments ecosystem.
Hardware
We rely on a diverse array of sophisticated infrastructure systems that are tailored to our services. Visa's infrastructure is designed and configured with layers of redundancies. We have multiple instances of our software running on separate pieces of hardware, which is designed to provide continuous availability. Our disaster recovery capabilities are tiered so that our real-time transaction processing services can be continuously available.
Data Centers
Visa operates six data centers that are a critical part of our global processing environment and are built with the capacity to support Visa’s growing power, cooling and space needs. All of our data centers have high redundancy of network connectivity, power and cooling designed to provide continuous availability of systems. We are continuing to reduce the carbon footprint of our data centers by deploying efficiency improvement strategies, including LED lighting, variable airflow automation controls and hot-and-cold air containment technologies.
Telecommunications
We connect our clients and partners to Visa’s data centers through a massive telecommunications network covering more than 10 million route miles. Each network node is connected through redundant links, designed to provide high levels of security, availability and performance for our products and services.
Security
In parallel with our role in advancing the security of the broader payments ecosystem, Visa remains committed to championing cybersecurity. Our multifaceted security approach includes deploying security tools that help keep our clients and consumers safe, while providing solutions that make Visa the best way to pay and be paid.
We invest significantly in our comprehensive approach to cybersecurity at Visa. We deploy security technologies to protect against data confidentiality, integrity and availability risks, emphasizing core cybersecurity capabilities to minimize risk exposure. Our in-depth security approach applies multiple layers of protection to reduce the risk of any single control failing. These measures include the following:

•	A formal program to devalue sensitive and/or personal data through various cryptographic means

•	Embedded security in the software development lifecycle

•	Identity and access management controls to protect against unauthorized access

•	Development of advanced cyber detection and response capabilities
For example, Visa uses AI and deep learning technology to monitor our network and understand the threats aimed at our company. Our platform collects billions of security logs each day, providing insight across the network and within our infrastructure. We combine this data with external intelligence on attacks observed outside of our data centers and network. Using machine learning tools, we focus on the events that appear to pose a risk, enabling our cybersecurity team to intervene. We operate this platform globally, with teams in multiple time zones detecting and responding 24x7x365.

Brand
The Visa brand is one of the world’s most recognized, trusted and valuable brands. Anchored on the notion that Visa is “Everywhere You Want To Be,” the Visa brand stands for acceptance, security, convenience, speed and reliability. In recognition of its strength among clients and consumers, the Visa brand consistently ranks highly in multiple brand studies, including #1 on Forbes World’s Best Regarded Companies (2019), #5 on BrandZ Top 100 Most Valuable Global Brands (2019), Forbes World’s Most Valuable Brands and Interbrand’s Best Global Brands, among others.
Our brand strength helps us to deliver added value to financial institutions, merchants, clients and partners through compelling brand expressions, a wide-range of products and services and innovative marketing efforts. In a consumer study by Visa in 16 countries, when consumers see the Visa logo, they are 3.5 times more likely to think the website is more secure.
In fiscal year 2019, we renewed our 25-year relationship with the National Football League, and continued our global sponsorship of FIFA, the International Olympic Committee and the International Paralympic Committee. Visa is the only brand in the world that is a top sponsor of these properties, and is also the largest sponsor of women’s football in the world. At the upcoming Olympic and Paralympic Games Tokyo 2020, this opportunity will be on full display when we will use our brand and technology to bring Japan’s vision for a future of digital payments to life.
Talent
Visa’s workforce continues to grow, increasing from approximately 17,000 employees in fiscal year 2018 to 19,500 employees in fiscal year 2019. This growth has been fueled in part by acquisitions, with growth in the regions outpacing growth in the San Francisco Bay Area. At the end of fiscal year 2019, Visa’s global workforce was 59 percent male and 41 percent female. Increasing the representation of women and under-represented minorities remain an area of focus for management. Visa’s commitment to diversity recruiting includes partnering with organizations such as AfroTech, AnitaB.org, Catalyst, Diversity Best Practices, the National Society of Black Engineers, the Society of Hispanic Professional Engineers, Watermark - Silicon Valley Conference for Women, Women in CyberSecurity, Women in Payments and many others to support and develop a diverse talent pipeline. Visa is committed to pay equity for employees doing similar work, regardless of gender, race or ethnicity, and conducts pay equity analyses on an annual basis.
We assess employee engagement through our annual employee survey, which provides feedback on a variety of topics, such as company direction and strategy, diversity and inclusion, individual development, collaboration and trust. For the second year in a row, we had an exceptional response rate of 95 percent with improvement in the survey results across the board and no items with notably declining scores.
INTELLECTUAL PROPERTY
We own and manage the Visa brand, which stands for acceptance, security, convenience, speed and reliability. Our portfolio of Visa-owned trademarks are important to our business. Generally, trademark registrations are valid indefinitely as long as they are in use and/or maintained. We give our clients access to these assets through agreements with our issuers and acquirers, which authorize the use of our trademarks in connection with their participation in our payments network. We also own a number of patents, patent applications and other intellectual property relating to payment solutions, transaction processing, security systems and other matters. We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.
COMPETITION
The global payments industry continues to undergo dynamic change. Existing and emerging competitors compete with Visa’s network and payment solutions for consumers and for participation by financial institutions and merchants. Technology and innovation are shifting consumer habits and driving growth opportunities in ecommerce, mobile payments, blockchain technology and digital currencies. These advances are enabling new entrants, many of which depart from traditional network payment models. In certain countries, the evolving regulatory landscape is changing how we compete, creating local networks or enabling additional processing competition.

We compete against all forms of payment. This includes paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:
Global or Multi-Regional Networks: These networks typically offer a range of branded, general purpose card payment products that can be used at millions of merchant locations around the world. Examples include Mastercard, American Express, Discover, JCB and UnionPay. These competitors may be more concentrated in specific geographic regions, such as JCB in Japan and Discover in the U.S., or have a leading position in certain countries. For example, UnionPay operates the sole domestic card acceptance mark in China and is expanding into other global markets. See Item 1A — Risk Factors — Regulatory Risks — Government-imposed restrictions on international payment systems may prevent us from competing against providers in certain countries, including significant markets such as China, India and Russia. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world. The following chart compares our network with these network competitors for calendar year 2018(4):

	Visa	Mastercard	American Express	JCB	Diners Club
Payments Volume ($B)	8,449	4,338	1,169	283	172
Total Volume ($B)	11,380	5,901	1,184	290	187
Total Transactions (B)	188	103	8	4	3
Cards (M)	3,359	2,022	114	127	63
(4) MasterCard, American Express, JCB and Discover/Diners Club data sourced from The Nilson Report issue 1154 (May 2019). Mastercard excludes Maestro and Cirrus figures. American Express, Diners Club/Discover, and JCB include business from third-party issuers. JCB figures include other payment-related products and some figures are estimates.
Local and Regional Networks: Operated in many countries, these networks often have the support of government influence or mandate. In some cases, they are owned by financial institutions. These networks typically focus on debit payment products and may have strong local acceptance, and recognizable brands. Examples include STAR, NYCE, and Pulse in the U.S., Interac in Canada, EFTPOS in Australia and Mir in Russia.
Alternate Payment Providers: These providers often have a primary focus of enabling payments through ecommerce and mobile channels, but are expanding or may expand their offerings to the physical point of sale. These companies may process payments using in-house account transfers between parties, electronic funds transfer networks like the ACH, global or local networks like Visa, or some combination of the foregoing. In some cases, these entities are both a partner and a competitor to Visa.
ACH and Real Time Payment (RTP) Networks: These networks are often governed by local regulations. Primarily focused on interbank transfers, many are adding capabilities that may make them more competitive for retail payments. We also compete with closed-loop payment systems, emerging payments networks, wire transfers and electronic benefit transfers.
Payment Processors: We compete with payment processors for the processing of Visa transactions. These processors may benefit from mandates requiring them to handle processing under local regulation. For example, as a result of regulation in Europe under the Interchange Fee Regulation (IFR), we may face competition from other networks, processors and other third-parties who could process Visa transactions directly with issuers and acquirers.
We believe our fundamental value proposition of acceptance, security, convenience, speed and reliability offers us a key competitive advantage. We succeed in part because we understand the needs of the individual markets in which we operate and partner with local financial institutions, merchants, fintechs, governments, non-governmental organizations and business organizations to provide tailored solutions. We believe Visa is well-positioned competitively due to our global brand, our broad set of Visa-branded payment products and our proven track record of processing payment transactions securely and reliably through VisaNet.
SEASONALITY
We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal 2019 or fiscal 2018 accounted for more than 30 percent of our net revenues in those years.

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
GOVERNMENT REGULATION
As a global payments technology company, we are subject to complex and evolving global regulations in the various jurisdictions in which our products and services are used. The most significant government regulations that impact our business are discussed below. For further discussion of how global regulations may impact our business, see Item 1A-Risk Factors-Regulatory Risks.
Anti-Corruption, Anti-Money Laundering, Anti-Terrorism and Sanctions: We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, including the U.S. Bank Secrecy Act. In addition, we are subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. Therefore, we do not permit financial institutions or other entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria and Crimea), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons, to issue or acquire Visa cards or engage in transactions using our services.
Government-Imposed Market Participation and Restrictions: Certain governments, including China, India, Indonesia, Russia, Thailand and Vietnam, have taken actions to promote domestic payments systems and/or certain issuers, payments networks or processors, by imposing regulations that favor domestic providers, impose local ownership requirements on processors, require data localization or mandate domestic processing be done in that country.
Interchange Rates and Fees: An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) in the U.S. limits interchange reimbursement rates for certain debit card transactions, the European Union’s (EU) IFR limits interchange rates in Europe (as discussed below) and the Reserve Bank of Australia and the Central Bank of Brazil regulate average permissible levels of interchange.
Internet Transactions: Many jurisdictions have adopted regulations that require payments system participants to monitor, identify, filter, restrict or take other actions with regard to certain types of payment transactions on the Internet, such as gambling and the purchase of cigarettes or alcohol.
Network Exclusivity and Routing: In the U.S., the Dodd-Frank Act limits network exclusivity and preferred routing arrangements for the debit and prepaid market segments. Other jurisdictions impose similar limitations, such as the IFR’s prohibition in Europe on restrictions that prevent multiple payment brands or functionality on the same card.
No-surcharge Rules: We have historically enforced rules that prohibit merchants from charging higher prices to consumers who pay using Visa products instead of other means. However, merchants’ ability to surcharge varies by geographic market as well as Visa product type, and continues to be impacted by litigation, regulation and legislation.
Privacy and Data Protection: Aspects of our operations or business are subject to privacy, data use and data security regulations, which impact the way we use and handle data, operate our products and services and even impact our ability to offer a product or service. In addition, regulators are proposing new laws or regulations that could require Visa to adopt certain cybersecurity and data-handling practices, create new individual privacy rights and impose increased obligations on companies handling personal data.

Supervisory Oversight of the Payments Industry: Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the U.S., for example, the Federal Financial Institutions Examination Council (FFIEC) has supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FFIEC are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa also may be separately examined by the Bureau of Consumer Financial Protection as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries/regions, including Europe, Russia, Ukraine and the United Kingdom (as discussed below), have recognized or designated Visa as a retail payment system under various types of financial stability regulations. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil and Hong Kong.
European Regulations and Supervisory Oversight: Visa in Europe continues to be subject to complex and evolving regulation in the European Economic Area (EEA). Visa Europe is designated as a Recognized Payment System in the United Kingdom, bringing it within the scope of the Bank of England’s supervisory powers and subject to various requirements, including on issues such as governance and risk management designed to maintain the stability of the United Kingdom’s financial system. Visa Europe is also subject to the European Central Bank’s oversight, whose main focus is on the smooth operation of payment systems in the Euro area, including the security, operational reliability, and business continuity of the payment systems. Furthermore, Visa Europe is regulated by the United Kingdom’s Payment Systems Regulator (PSR), which has wide ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the United Kingdom, and ensuring payments meet account holder needs. The PSR is also the regulator responsible for monitoring Visa Europe’s compliance with the IFR in the United Kingdom. The IFR regulates interchange rates within Europe, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization, and decision-making purposes within the EU and imposes limitations on network exclusivity and routing. National competent authorities in the EU are responsible for monitoring and enforcing the IFR in their markets.
There are other regulations in the European Union that impact our business, as discussed above, including privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other recent regulatory changes in Europe, such as the second Payment Services Directive (PSD2), require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players. PSD2 also includes strong customer authentication requirements for certain transactions that could impose both operational complexity on Visa and negatively impact consumer payment experiences.
As discussed in Item 1A — Risk Factors — Business Risks — The United Kingdom’s withdrawal from the European Union could harm our business and financial results, Brexit could lead to further legal and regulatory complexity in Europe.
Additional Regulatory Developments: Various regulatory agencies also continue to examine a wide variety of other issues, including mobile payment transactions, tokenization, access rights for non-financial institutions, money transfer, identity theft, account management guidelines, disclosure rules, security and marketing that could affect our financial institution clients and us. Furthermore, following the passage of PSD2 in Europe, several countries, including Australia, Brazil, Canada, Hong Kong and Mexico, are contemplating granting various types of access rights to third-party processors, including access to consumer account data maintained by our financial institution clients, which could have implications for our business as well.
AVAILABLE INFORMATION
Visa Inc. was incorporated in Delaware in May 2007, and we completed our initial public offering in March 2008. Prior to 2007 when Visa was reorganized, Visa served its member financial institutions through Visa International and regional member-owned associations (e.g., Visa U.S.A. Inc. and Visa Canada Corporation). As part of the 2007 reorganization, these associations became a part of Visa Inc. in October 2007, with the exception of Visa Europe Limited, which continued to operate as an association until our acquisition in June 2016. Please see Item 8. Financial Statements and Supplementary Data-Notes to the Consolidated Financial Statements-Note 14-Stockholders’ Equity for information regarding our capital structure.

Our corporate website is http://corporate.visa.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, can be viewed at http://www.sec.gov and our investor relations website at http://investor.visa.com as soon as reasonably practicable after these materials are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). In addition, we routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our corporate responsibility and sustainability initiatives are also available on our website at http://www.visa.com/responsibility. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the SEC.
ITEM 1A. Risk Factors
Regulatory Risks
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. See Item 1—Business—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new rules or change existing rules; affect our existing contractual arrangements; increase our compliance costs; require us to make our technology or intellectual property available to third parties, including competitors, in an undesirable manner; and reduce our revenue opportunities. As discussed in more detail below, we may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use or protection, licensing requirements, and associated product technology. As a result, the Visa operating rules and our other contractual commitments may differ from country to country or by product offering. Complying with these and other regulations increases our costs and could reduce our revenue opportunities.
If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our product offerings, services, fees and other important aspects of our business in the regions where we operate. Our compliance programs and policies are designed to support our compliance with a wide array of regulations and laws, such as anti-money laundering, anti-corruption, competition, privacy and sanctions, and we continually enhance our compliance programs as regulations evolve. However, we cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our global brands and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could negatively impact or reduce the number of Visa products our clients issue, the volume of payments we process, our revenues, our brands, our competitive positioning, our ability to use our intellectual property to differentiate our products and services, the quality and types of products and services we offer, the countries in which our products are used, and the types of consumers and merchants who can obtain or accept our products, all of which could harm our business.
Increased scrutiny and regulation of the global payments industry, including with respect to interchange reimbursement fees, merchant discount rates, operating rules, risk management protocols and other related practices, could harm our business.
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

Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules, and practices. For example, regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. The Dodd-Frank Act also limits issuers’ and our ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. The EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within the EEA (30 basis points and 20 basis points, respectively). EU member states have the ability to further reduce these interchange levels within their territories. Furthermore, the European Commission is in the process of conducting an impact assessment of the IFR, which could potentially result in lower and/or additional interchange fee caps and restrictions. Countries in other parts of the world, including the Latin America region have either adopted or are exploring interchange caps. For example, in March 2017, Argentina’s central bank passed regulations that cap interchange fees on credit and debit transactions. In March 2018, Brazil adopted interchange caps on debit transactions.
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
In addition to the regulation of interchange reimbursement fees, a number of regulators impose restrictions on other aspects of our payments business. For example, many governments including, but not limited to governments in India and Turkey are using regulation to further drive down merchant discount rates, which could negatively affect the economics of our transactions. Some countries in Latin America, like Peru and Chile are relying on antitrust driven regulatory actions that can have implications for how the payments ecosystem and four party model operate. The Payment System Regulator’s review of the acquiring market in the United Kingdom could lead to additional regulatory pressure on our business. With increased merchant lobbying, we could also begin to see regulatory interest in network fees. Government regulations or pressure may also require us to allow other payments networks to support Visa products or services, or to have the other network’s functionality or brand marks on our products. As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. For instance, new products and capabilities, including tokenization, push payments, and non-card based payment flows (e.g., B2B Connect) could bring increased licensing or authorization requirements in the countries where the product or capability is offered. In addition, the European Union’s requirement to separate scheme and processing adds costs and impacts the execution of our commercial, innovation and product strategies.
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
Finally, regulators around the world increasingly take note of each other’s approaches to regulating the payments industry. Consequently, a development in one jurisdiction may influence regulatory approaches in another. The risks created by a new law, regulation or regulatory outcome in one jurisdiction have the potential to be replicated and to negatively affect our business in another jurisdiction or in other product offerings. For example, our settlement with the European Commission on cross-border interchange rates could draw the attention of regulators in other parts of the world. Similarly, new regulations involving one product offering may prompt regulators to extend the regulations to other product offerings. For example, credit payments could become subject to similar regulation as debit payments (or vice versa). For instance, the Reserve Bank of Australia initially capped credit interchange, but subsequently capped debit interchange as well.

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
Recent regulatory initiatives in India also suggest growing nationalistic priorities, including a data localization mandate passed by the government, which has cost implications for us and could affect our ability to effectively compete with domestic payment providers. Furthermore, regional groups of countries, such as the Gulf Cooperation Countries in the Middle East and a number of countries in Southeast Asia, are considering, or may consider, efforts to restrict our participation in the processing of regional transactions. The African Development Bank has also indicated an interest in supporting national payment systems in its efforts to expand financial inclusion and strengthen regional financial stability. Geopolitical events, including sanctions, trade tensions or other types of activities could potentially intensify any or all of these activities, which could adversely affect our business.
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
Mir and UnionPay have grown rapidly in Russia and China, respectively, and are actively pursuing international expansion plans, which could potentially lead to regulatory pressures on our international routing rule (which requires that international transactions on Visa cards be routed over VisaNet). Furthermore, although regulatory barriers shield Mir and UnionPay from competition in Russia and China, respectively, alternate payment providers such as Alipay and WeChat Pay have rapidly expanded into ecommerce, offline, and cross-border payments, which could make it difficult for us to compete even if our license is approved in China. Recently, with strong backing from China’s government, a new digital transaction routing system known as Netlink was established. The PBOC allowed Alipay and other digital payment providers to invest in Netlink. It and other such systems could have a competitive advantage in comparison with other international payments networks.
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
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the EU’s General Data Protection Regulation (GDPR) extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company’s location. The law requires companies to meet new requirements regarding the handling of personal data. Although we have an extensive data privacy program that addresses the GDPR requirements, our ongoing efforts to comply with GDPR and other privacy and data protection laws (such as the new California Consumer Privacy Act effective as of January 2020 and the Brazilian General Data Protection Law effective as of February 2020) may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. In addition, India has adopted a data localization law that requires all payment system operators to store domestic transaction data only in India. Such data localization requirements have cost implications for us, impact our ability to utilize the efficiencies and value of our global network, and could affect our strategy. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
We may be subject to tax examinations or disputes, or changes in tax laws.
We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may limit their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service, the UK’s HM Revenue & Customs as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could harm our cash flow and financial position. In addition, changes in existing laws in the U.S. or foreign jurisdictions, or changes resulting from the Organization for Economic Cooperation and Development Program of Work, related to the revision of profit allocation and nexus rules and global base-erosion proposal, may also materially affect our effective tax rate. A substantial increase in our tax payments could have a material, adverse effect on our financial results. See also Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations, despite certain protections that are in place.
We are involved in numerous litigation matters, investigations, and proceedings asserted by civil litigants, governments, and enforcement bodies alleging, among other things, violations of competition and antitrust law, consumer protection law, and intellectual property law (these are referred to as “actions” in this section). Details of the most significant actions we face are described more fully in Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. These actions are inherently uncertain, expensive, and disruptive to our operations. In the event we are found liable in any material action, particularly in a large class action lawsuit, such as one involving an antitrust claim entitling the plaintiff to treble damages, or we incur liability arising from a government investigation, we may be required to pay significant awards, settlements, or fines. In addition, settlement terms, judgments, or pressures resulting from actions may harm our business by requiring us to modify, among other things, the default interchange reimbursement rates we set, the Visa operating rules or the way in which we enforce those rules, our fees or pricing, or the way we do business. These actions or their outcomes may also influence regulators, investigators, governments, or civil litigants in the same or other jurisdictions, which may lead to additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation brought against them, even if Visa is not a defendant.

For certain actions like those that are U.S. covered litigation or VE territory covered litigation, as described in Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report, we have certain financial protections pursuant to the respective retrospective responsibility plans. The two retrospective responsibility plans are different in the protections they provide and the mechanisms by which we are protected. The failure of one or both of the retrospective responsibility plans to adequately insulate us from the impact of such settlements, judgments, losses, or liabilities could materially harm our financial condition or cash flows, or even cause us to become insolvent.
Business Risks
We face intense competition in our industry.
The global payments space is intensely competitive. As technology evolves, new competitors or methods of payment emerge, and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic funds, virtual currency payments, global or multi-regional networks, other domestic and closed-loop payments systems, and alternative payment providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, other emerging payment providers such as fintechs, and other digital payments and technology companies that have developed payments systems enabled through online activity in ecommerce and mobile channels.
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
Certain of our competitors operate with different business models, have different cost structures, or participate in different market segments. Those business models may ultimately prove more successful or more adaptable to regulatory, technological, and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit, or otherwise hinder our ability to compete for transactions within certain countries and regions. Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternate payments systems like Alipay and WeChat Pay, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the Dodd-Frank Act or the U.S. Federal Reserve’s FedNow initiatives may provide competitors with increased opportunities to derive competitive advantages from these business models, and may create new competitors, including in some cases the government itself. Similarly, regulation in Europe under PSD2 and the IFR may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on competitors. We also run the risk of disintermediation due to factors such as emerging technologies, including mobile payments, alternate payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing transactions. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
We expect the competitive landscape to continue to shift and evolve. For example:

•
competitors, clients, network participants, and others are developing or participating in alternate payment networks or products, such as mobile payment services, ecommerce payment services, P2P payment services, real-time and faster payment initiatives and payment services that permit ACH or direct debits from consumer checking accounts, that could reduce our role or otherwise disintermediate us from the transaction processing or the value-added services we provide to support such processing. Examples include initiatives from The Clearing House, an association consisting of large financial institutions that has developed its own faster payments system; Early Warning Services, which operates Zelle, a bank-offered alternative network that provides another platform for faster funds or real-time payments across a variety of payment types, including P2P, corporate and government disbursement, bill pay and deposit check transactions; and the Libra Association, which seeks to launch a new stablecoin crypto-currency (Libra Coin) and global blockchain-based payments network;

•
similarly, many countries are developing or promoting domestic networks, switches and real-time payment systems. To the extent these governments mandate local banks and merchants to use and accept these systems for domestic transactions and/or prohibit international payment networks, like Visa, from participating on those systems, we could face the risk of our business being disintermediated in those countries. Furthermore, in some regions, such as Southeast Asia, under the auspices of the Association of Southeast Asian Nations (ASEAN), some countries are looking into cross-border connectivity of such domestic systems;

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

•
participants in the payments industry may merge, form joint ventures or enable or enter into other business combinations that strengthen their existing business propositions or create new, competing payment services; and

•
new or revised industry standards related to EMV Secure Remote Commerce, cloud-based payments, tokenization or other payments-related technologies set by organizations such as the International Organization for Standardization, American National Standards Institute, World Wide Web Consortium, European Card Standards Group, PCI Co and EMVCo may result in additional costs and expenses for Visa and its clients, or otherwise negatively impact the functionality and competitiveness of our products and services.

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
Our financial institution clients and merchants can reassess their commitments to us at any time or develop their own competitive services. While we have certain contractual protections, our clients, including some of our largest clients, generally have flexibility to issue non-Visa products. Further, in certain circumstances, our financial institution clients may decide to terminate our contractual relationship on relatively short notice without paying significant early termination fees. Because a significant portion of our net revenues is concentrated among our largest clients, the loss of business from any one of these larger clients could harm our business, results of operations, and financial condition.
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
We rely in part on merchants and their relationships with our clients to maintain and expand the acceptance of Visa products. Certain large retail merchants have been exercising their influence in the global payments system in certain jurisdictions, such as the U.S., Canada and Europe, to attempt to lower their acceptance costs by lobbying for new legislation, seeking regulatory enforcement, filing lawsuits and in some cases, refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses and issuers may decrease their issuance of our products. For example, in the U.S., certain stakeholders have raised concerns regarding how payment security standards and rules may impact the cost of payment card acceptance. In addition to ongoing litigation related to the U.S. migration to EMV-capable cards and point-of-sale terminals, U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process and some policymakers have concerns about the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in the development of payment card standards. Additionally, some merchants and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers’ usage of our products, lead to regulatory enforcement and/or litigation, increase our compliance and litigation expenses, and harm our business.
We depend on relationships with financial institutions, acquirers, processors, merchants, and other third parties.
As noted above, our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For instance, we depend significantly on relationships with our financial institution clients and on their relationships with account holders and merchants to support our programs and services, and thereby compete effectively in the marketplace. We engage in discussions with merchants, acquirers, and processors to provide incentives to promote routing preference and acceptance growth. We also engage in many payment card co-branding efforts with merchants, who receive incentives from us. As emerging participants such as fintechs enter the payments industry, we engage in discussions to address the role they may play in the ecosystem, whether as, for example, an issuer, merchant, or digital wallet provider. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships. In addition, we depend on our clients and third parties, including vendors and suppliers, to process transactions properly, provide various services associated with our payments network on our behalf, and otherwise adhere to our operating rules. To the extent that such parties fail to perform or deliver adequate services, it may result in negative experiences for account holders or others when using their Visa-branded payment products, which could harm our business and reputation.
Our business could be harmed if we are not able to maintain and enhance our brand, if events occur that have the potential to damage our brand or reputation, or if we experience brand disintermediation.
Our brand is globally recognized and is a key asset of our business. We believe that our clients and account holders associate our brand with acceptance, security, convenience, speed, and reliability. Our success depends in large part on our ability to maintain the value of our brand and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The popularity of products that we have developed in partnership with technology companies and financial institutions may have the potential to cause consumer confusion or brand disintermediation at the point-of-sale and decrease the value of our brand. Our brand reputation may be negatively impacted by a number of factors, including authorization, clearing and settlement service disruptions; data security breaches; compliance failures by Visa, including our employees, agents, clients, partners or suppliers; negative perception of our industry, the industries of our clients or Visa-accepting merchants; ill-perceived actions by clients, partners or other third parties, such as sponsorship or co-brand partners; and fraudulent, risky, controversial or illegal activities using our payment products. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, account holders, and the public, as well as impact our business.

Global economic, political, market, and social events or conditions may harm our business.
Our revenues are dependent on the volume and number of payment transactions made by consumers, governments, and businesses whose spending patterns may be affected by prevailing economic conditions. In addition, more than half of our net revenues are earned outside the U.S. International cross-border transaction revenues represent a significant part of our revenue and are an important part of our growth strategy. Therefore, adverse macroeconomic conditions, including recessions, inflation, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, or slowdown of global trade could decrease consumer and corporate confidence and reduce consumer, government, and corporate spending which have a direct impact on our revenues. In addition, outbreaks of illnesses, pandemics, or other local or global health issues, political uncertainties, international hostilities, armed conflict, or unrest, and natural disasters could impact our operations, our clients, our activities in a particular location, and cross-border travel and spend. Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions could limit the expansion of our business in those regions. The current trade environment reduces the likelihood of having our Bank Card Clearing Institution application in China approved. In addition, any decline in cross-border travel and spend could impact the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenues.
A decline in economic conditions could impact our clients as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, which ultimately impact our revenues. They may also implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced, value-added services from us.
Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital. If clients default on their settlement obligations, it may also impact our liquidity. Any of these events could adversely affect our volumes and revenue.
Our indemnification obligation to fund settlement losses of our clients exposes us to significant risk of loss and may reduce our liquidity.
We indemnify issuers and acquirers for settlement losses they may suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa operating rules. In certain instances, we may indemnify issuers or acquirers in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the timing difference between the date of a payment transaction and the date of subsequent settlement. Our indemnification exposure is generally limited to the amount of unsettled Visa payment transactions at any point in time and any subsequent amounts that may fall due relating to adjustments for previously processed transactions. Concurrent settlement failures involving more than one of our largest clients, several of our smaller clients, or systemic operational failures could negatively impact our financial position. Even if we have sufficient liquidity to cover a settlement failure, we may be unable to recover the amount of such payment. This could expose us to significant losses and harm our business. See Note 11—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
The United Kingdom’s withdrawal from the European Union could harm our business and financial results.
In June 2016, voters in the United Kingdom approved the withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”). In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal, which was subsequently postponed until January 31, 2020. Uncertainty over the terms of the United Kingdom’s departure from the European Union could cause political and economic uncertainty in the United Kingdom and the rest of Europe, which could harm our business and financial results.

Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and European Union. We, as well as our clients who have significant operations in the United Kingdom, may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the European Union and as a result, our Visa operating rules and contractual commitments in the United Kingdom and the rest of the European Union may be impacted. In addition, applications may need to be made for regulatory authorization and permission in separate EU member states following Brexit. These factors may impact our ability to operate and process data in the European Union and United Kingdom seamlessly. This and other Brexit-related issues may require changes to our legal entity structure and/or operations in the United Kingdom and the European Union. Any of these effects of Brexit, among others, could harm our business and financial results.
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
Our cybersecurity and processing systems, as well as those of financial institutions, merchants, and third-party service providers, have experienced in limited instances and may continue to experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions.
Furthermore, our visibility and role in the global payments industry may also put our company at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. We have been and may continue to be impacted by attacks and data security breaches of financial institutions, merchants, or third-party processors. We are also aware of instances where nation states have sponsored attacks against some of our financial institution clients, and other instances where merchants and issuers have encountered substantial data security breaches affecting their customers, some of whom were Visa account holders. Such attacks and breaches have resulted, and may continue to result in, fraudulent activity and ultimately, financial losses to Visa’s clients, and it is difficult to predict the direct or indirect impact of future attacks or breaches to our business.
Numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes, particularly on our internet applications, could compromise the confidentiality, availability, and integrity of data in our systems or the systems of our third-party service providers. Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. The security measures and procedures we, our financial institution and merchant clients, other merchants and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data security breaches, cyber-attacks, or system failures. In some cases, the mitigation efforts may be dependent on third parties who may not deliver to the required contractual standards or whose hardware, software or network services may be subject to error, defect, delay, or outage. Although we devote significant resources to our cybersecurity and supplier risk management programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.

These events could significantly disrupt our operations; impact our clients and consumers; damage our reputation and brand; result in litigation or claims, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties; result in damages or changes to our business practices; decrease the overall use and acceptance of our products; decrease our volume, revenues and future growth prospects; and be costly, time consuming and difficult to remedy. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets, and data through our business continuity program. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise.
Structural and Organizational Risks
We may not achieve the anticipated benefits of our acquisitions or strategic investments, and may face risks and uncertainties as a result.
As part of our overall business strategy, we make acquisitions and strategic investments. We may not achieve the anticipated benefits of our current and future acquisitions and strategic investments and they may involve significant risks and uncertainties, including:

•	disruption to our ongoing business, including diversion of resources and management’s attention from our existing business

•	greater than expected investment of resources or operating expenses

•	failure to develop the acquired business adequately

•	the data security, cybersecurity and operational resilience posture of our acquired companies, or companies we invest in or partner with, may not be adequate

•	difficulty, expense or failure of implementing controls, procedures and policies at the acquired company

•	challenges of integrating new employees, business cultures, business systems and technologies

•	failure to retain employees, clients or partners of the acquired business

•	in the case of foreign acquisitions, risks related to the integration of operations across different cultures and languages

•
the economic, political and regulatory risks associated with operating in new businesses, regions or countries. For more information on regulatory risks, please see Item 1—Business—Government Regulations and Item 1A—Risk Factors—Regulatory Risks above

•	discovery of unidentified issues and related liabilities after the acquisition or investment was made

•	failure to mitigate the deficiencies and liabilities of the acquired business

•	dilutive issuance of equity securities, if new securities are issued

•	the incurrence of debt

•	negative impact on our financial position and/or statement of operations

•	anticipated benefits, synergies or value of the investment or acquisition not materializing
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
At September 30, 2019, we owned or leased 131 offices in 76 countries around the world. Our corporate headquarters are located in owned and leased premises in the San Francisco Bay Area.
In addition, we owned or leased a total of four global processing centers located in the U.S., Singapore and the United Kingdom.
We believe that these facilities are suitable and adequate to support our ongoing business needs.

ITEM 3.	Legal Proceedings
Refer to Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At November 8, 2019, we had 348 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by banks and brokers. There is currently no established public trading market for our class B or C common stock. There were 1,397 and 509 holders of record of our class B and C common stock, respectively, as of November 8, 2019.
On October 22, 2019, our board of directors declared a quarterly cash dividend of $0.30 per share of class A common stock (determined in the case of class B and C common stock and series B and C preferred stock on an as-converted basis) payable on December 3, 2019, to holders of record as of November 15, 2019 of our common and preferred stock.
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
Issuer Purchases of Equity Securities
The table below sets forth our purchases of common stock during the quarter ended September 30, 2019.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(1),(2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs(1),(2)
July 1-31, 2019	3,680,103	$179.32	3,680,103	$5,502,430,029
August 1-31, 2019	4,064,795	$176.17	4,064,795	$4,786,268,909
September 1-30, 2019	4,479,497	$176.61	4,479,497	$3,995,051,745
Total	12,224,395	$177.28	12,224,395

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

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2019, for the Visa 2007 Equity Incentive Compensation Plan (the “EIP”) and the Visa Inc. Employee Stock Purchase Plan (the “ESPP”), which were approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders. For a description of the awards issued under the EIP and the ESPP, see Note 16—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Plan Category	(a) Number Of Shares Of Class A Common Stock Issuable Upon Exercise Of Outstanding Options And Rights		Weighted-Average Exercise Price Of Outstanding Options		Number Of Shares Of Class A Common Stock Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
Equity compensation plans approved by stockholders	12,330,718	(1)	$90.18	(2)	158,435,270	(3)

(1)
The maximum number of shares issuable as of September 30, 2019 consisted of 5,714,658 outstanding options, 5,166,759 outstanding restricted stock units and 1,070,690 outstanding performance shares under the EIP and 378,611 purchase rights outstanding under the ESPP.

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

(3)	As of September 30, 2019, 142 million shares and 16 million shares remain available for issuance under the EIP and the ESPP, respectively.

ITEM 6.	Selected Financial Data
The following tables present selected Visa Inc. financial data for the past five fiscal years. The data below should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this report.
Selected Financial Data

	For the Years Ended September 30,
Statement of Operations Data:	2019(1)	2018(1)		2017(1)		2016(1)		2015
	(in millions, except per share data)
Net revenues	$22,977	$20,609		$18,358		$15,082		$13,880
Operating expenses	$7,976	$7,655		$6,214		$7,199	(2)	$4,816
Operating income	$15,001	$12,954		$12,144		$7,883		$9,064
Net income	$12,080	$10,301	(3)	$6,699	(4)	$5,991		$6,328
Basic earnings per share—class A common stock	$5.32	$4.43		$2.80		$2.49		$2.58
Diluted earnings per share—class A common stock	$5.32	$4.42		$2.80		$2.48		$2.58

	At September 30,
Balance Sheet Data:	2019(1)		2018(1)		2017(1)		2016(1)		2015
	(in millions, except per share data)
Total assets	$72,574		$69,225		$67,977		$64,035		$39,367
Accrued litigation	$1,203	(5)	$1,434	(5)	$982		$981		$1,024
Long-term debt	$16,729		$16,630		$16,618	(6)	$15,882	(6)	$—
Total equity	$34,684		$34,006		$32,760		$32,912		$29,842
Dividend declared and paid per common share	$1.000		$0.825		$0.660		$0.560		$0.480

(1)	Our results of operations and the financial position beginning with the last quarter of fiscal 2016 include Visa Europe’s financial results.

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

(5)
During fiscal 2018, pursuant to an amended settlement agreement that superseded the 2012 Settlement Agreement related to the interchange multidistrict litigation, we recorded an accrual of $600 million. During fiscal 2019, related to the interchange multidistrict litigation, we made payments of $600 million, partially offset by an additional accrual of $370 million. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(6)
During fiscal 2017 and fiscal 2016, we issued fixed-rate senior notes in an aggregate principal amount of $2.5 billion and $16.0 billion, respectively. See Note 9—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “us,” “our” and the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8—Financial Statements and Supplementary Data of this report.
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
Financial overview. Our as-reported U.S. GAAP and non-GAAP net income and diluted earnings per share are as follows:

	For the Years Ended September 30,			% Change(1)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions, except percentages and per share data)
Net income, as reported	$12,080	$10,301	$6,699	17%	54%
Diluted earnings per share, as reported	$5.32	$4.42	$2.80	20%	58%

Non-GAAP net income(2)	$12,367	$10,729	$8,335	15%	29%
Non-GAAP diluted earnings per share(2)	$5.44	$4.61	$3.48	18%	32%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Non-GAAP net income and non-GAAP diluted earnings per share in fiscal 2019, 2018 and 2017 exclude the impact of certain significant items that we believe are not indicative of our operating performance in these or future periods, as they are either non-recurring or have no cash impact. For a full reconciliation of our non-GAAP financial results, see tables in Non-GAAP financial results below.

Highlights for fiscal 2019. Our business is affected by overall economic conditions and consumer spending. Our business performance during fiscal 2019 reflects continued global consumer spending growth amidst uneven global economic conditions. We recorded net revenues of $23.0 billion for fiscal 2019, an increase of 11% over the prior year, primarily reflecting continued growth in nominal payments volume, nominal cross-border volume and processed transactions. Exchange rate movements in fiscal 2019, partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately one-and-a-half percentage points.
Total operating expenses for fiscal 2019 were $8.0 billion, compared to $7.7 billion in fiscal 2018. The increase over the prior year was primarily driven by higher personnel and marketing as we continue to invest in growing our business, offset by a lower litigation provision.
Non-GAAP financial results. Our financial results for fiscal 2019, 2018 and 2017 reflect the impact of certain significant items that we do not believe are indicative of our ongoing operating performance in these or future periods, as they are either non-recurring or have no cash impact. As such, we believe the presentation of our non-GAAP financial results excluding the following items provides a clearer understanding of our operating performance for the periods presented.

•
Litigation provision. During fiscal 2019 and 2018, we recorded a litigation provision of $370 million and $600 million, respectively, and related tax benefits of $83 million and $137 million, respectively, associated with the interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a reduction to the conversion rate of our class B common stock to shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

•	Charitable contributions

▪
During fiscal 2018, we donated investment securities to the Visa Foundation and recognized a non-cash general and administrative expense of $195 million, before tax, and recorded $193 million of realized gain on the donation of these investments as non-operating income. Net of the related cash tax benefit of $51 million, determined by applying applicable tax rates, adjusted net income decreased by $49 million.

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

•
Remeasurement of deferred tax balances. During fiscal 2018, in connection with the Tax Cuts and Jobs Act (the “Tax Act”) reduction of the corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax benefit of $1.1 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

•
Transition tax on foreign earnings. During fiscal 2018, in connection with the Tax Act requirement that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income, we recorded a one-time transition tax estimate of approximately $1.1 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

•
Elimination of deferred tax balances. During fiscal 2017, in connection with our legal entity reorganization, we eliminated deferred tax balances originally recognized upon the acquisition of Visa Europe, resulting in the recognition of a non-recurring, non-cash income tax provision of $1.5 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

Non-GAAP operating expenses, operating margin, non-operating income (expense), income before income taxes, income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures calculated in accordance with U.S. GAAP to the respective non-GAAP financial measures for fiscal 2019, 2018 and 2017:

	Year ended September 30, 2019
	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$7,976	65%	$(117)	$14,884	$2,804	18.8%	$12,080	$5.32
Litigation provision	(370)	2%	—	370	83		287	0.13
Non-GAAP	$7,606	67%	$(117)	$15,254	$2,887	18.9%	$12,367	$5.44

	Year ended September 30, 2018
	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$7,655	63%	$(148)	$12,806	$2,505	19.6%	$10,301	$4.42
Charitable contribution	(195)	1%	(193)	2	51		(49)	(0.02)
Litigation provision	(600)	3%	—	600	137		463	0.20
Remeasurement of deferred tax balances	—	—%	—	—	1,133		(1,133)	(0.49)
Transition tax on foreign earnings	—	—%	—	—	(1,147)		1,147	0.49
Non-GAAP	$6,860	67%	$(341)	$13,408	$2,679	20.0%	$10,729	$4.61

	Year ended September 30, 2017
	Operating Expenses	Operating Margin (1),(2)	Non-operating Income (Expense)	Income Before Income Taxes	Income Tax Provision	Effective Income Tax Rate(2)	Net Income	Diluted Earnings Per Share(2)
	(in millions, except percentages and per share data)
As reported	$6,214	66%	$(450)	$11,694	$4,995	42.7%	$6,699	$2.80
Charitable contribution	(192)	1%	—	192	71		121	0.05
Elimination of deferred tax balances	—	—%	—	—	(1,515)		1,515	0.63
Non-GAAP	$6,022	67%	$(450)	$11,886	$3,551	29.9%	$8,335	$3.48

(1)	Operating margin is calculated as operating income divided by net revenues.

(2)
Figures in the table may not recalculate exactly due to rounding. Operating margin, effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

Interchange multidistrict litigation. During fiscal 2019, we recorded an additional accrual of $370 million to address claims associated with the interchange multidistrict litigation, resulting in an accrued litigation balance related to U.S. covered litigation of $1.2 billion at September 30, 2019. We also deposited $300 million of operating cash into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.

Reduction in as-converted shares. During fiscal 2019, total as-converted class A common stock was reduced by 58 million shares at an average price of $154.62 per share. Of the 58 million shares, 56 million were repurchased in the open market using $8.6 billion of operating cash on hand. Additionally, in September 2019, we deposited $300 million of operating cash into the litigation escrow account previously established under the U.S. retrospective responsibility plan. Also, we recovered $8 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan during fiscal 2019. The deposit and recovery have the same economic effect on earnings per share as repurchasing our class A common stock because they reduce the class B common stock conversion rate and the UK&I and Europe preferred stock conversion rates and consequently, reduce the as-converted class A common stock share count. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 14—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.
Common stock repurchases. In January 2019, our board of directors authorized an additional $8.5 billion share repurchase program. As of September 30, 2019, the program had remaining authorized funds of $4.1 billion for share repurchase. All share repurchase programs authorized prior to January 2019 have been completed. See Note 14—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.
Payments volume and processed transactions. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. During the three months ended December 31, 2018, we updated our definition of payments volume to now include all disbursement volume related to Visa Direct, in addition to the funding volume previously included. All prior periods presented have been adjusted accordingly. Please refer to the Operational Performance Data section of Exhibit 99.1 on Form 8-K filed on January 30, 2019 for more details on the impact from this update in payments volume definition.

Nominal payments volume over the prior year posted low double-digit growth in the U.S. and in line with 2018 growth. Nominal international payments volume growth of 3% for the 12 months ended June 30, 2019(1) was negatively impacted by the overall strengthening of the U.S. dollar. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the 12 months ended June 30, 2019 and 2018 was 10% and 11%, respectively. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.
The following tables(2) present nominal payments and cash volume:

	U.S.			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,540	$1,441	7%	$2,487	$2,457	1%	$4,027	$3,898	3%
Consumer debit(3)	1,702	1,521	12%	1,876	1,792	5%	3,577	3,313	8%
Commercial(4)	633	564	12%	381	364	5%	1,015	927	9%
Total nominal payments volume	$3,875	$3,527	10%	$4,744	$4,612	3%	$8,619	$8,139	6%
Cash volume	573	563	2%	2,260	2,437	(7)%	2,833	3,000	(6)%
Total nominal volume(5)	$4,448	$4,089	9%	$7,004	$7,049	(1)%	$11,452	$11,139	3%

	U.S.			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,441	$1,309	10%	$2,457	$2,186	12%	$3,898	$3,495	12%
Consumer debit(3)	1,521	1,379	10%	1,792	1,510	19%	3,313	2,888	15%
Commercial(4)	564	507	11%	364	306	19%	927	812	14%
Total nominal payments volume	$3,527	$3,194	10%	$4,612	$4,002	15%	$8,139	$7,196	13%
Cash volume	563	544	3%	2,437	2,348	4%	3,000	2,892	4%
Total nominal volume(5)	$4,089	$3,738	9%	$7,049	$6,350	11%	$11,139	$10,088	10%
The following table(2) presents nominal and constant payments and cash volume growth:

	International				Visa Inc.
	12 months ended June 30, 2019 vs 2018(1)		12 months ended June 30, 2018 vs 2017(1)		12 months ended June 30, 2019 vs 2018(1)		12 months ended June 30, 2018 vs 2017(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit	1%	8%	12%	9%	3%	7%	12%	10%
Consumer debit(3)	5%	11%	19%	13%	8%	12%	15%	12%
Commercial(4)	5%	13%	19%	14%	9%	13%	14%	13%
Total payments volume growth	3%	10%	15%	11%	6%	10%	13%	11%
Cash volume growth	(7)%	—%	4%	2%	(6)%	—%	4%	2%
Total volume growth	(1)%	6%	11%	8%	3%	7%	10%	8%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the 12 months ended September 30, 2019, 2018 and 2017, were based on nominal payments volume reported by our financial institution clients for the 12 months ended June 30, 2019, 2018 and 2017, respectively.

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
The following table(1) provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, VPAY and PLUS cards processed on Visa’s networks during the fiscal periods presented:

	2019	2018	2017	2019 vs. 2018 % Change	2018 vs. 2017 % Change
	(in millions, except percentages)
Visa processed transactions	138,329	124,320	111,215	11%	12%

(1)
Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

Financial Information Presentation
Net Revenues
Our net revenues are primarily generated from payments volume on Visa products for purchased goods and services, as well as the number of transactions processed on our network. We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa products. Our issuing clients have the responsibility for issuing cards and other payment products and determining the interest rates and fees paid by account holders. We generally do not earn revenues from the fees that merchants are charged for acceptance by acquirers, including the merchant discount rate. Our acquiring clients are generally responsible for soliciting merchants as well as establishing and earning these fees.
The following sets forth the components of our net revenues:
Service revenues consist mainly of revenues earned for services provided in support of client usage of Visa payment services. Current quarter service revenues are primarily assessed using a calculation of current quarter’s pricing applied to the prior quarter’s payments volume. Service revenues also include assessments designed to support ongoing acceptance and volume growth initiatives, which are recognized in the same period the related volumes are transacted.
Data processing revenues are earned for authorization, clearing, settlement, value-added services, network access and other maintenance and support services that facilitate transaction and information processing among our clients globally. Data processing revenues are recognized in the same period the related transactions occur or services are performed.
International transaction revenues are earned for cross-border transaction processing and currency conversion activities. Cross-border transactions arise when the country of origin of the issuer, or financial institution originating the transaction, is different from that of the beneficiary. International transaction revenues are recognized in the same period the cross-border transactions occur or services are performed.
Other revenues consist mainly of value-added services, license fees for use of the Visa brand or technology, account holder services, certification, licensing and product enhancements, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are performed.
Client incentives consist of incentives provided in contracts with financial institution clients, merchants and strategic partners for various programs designed to grow payments volume, increase Visa product acceptance, win merchant routing transactions over our network and drive innovation. These incentives are primarily accounted for as reductions to revenues.
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
General and administrative expenses consist mainly of product enhancements, facilities costs, travel activities, indirect taxes, foreign exchange gains and losses and other corporate expenses incurred in support of our business.
Litigation provision represents litigation expenses and is based on management’s understanding of our litigation profile, the specifics of the cases, advice of counsel to the extent appropriate and management’s best estimate of incurred loss.

Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest expense, gains and losses earned on investments, income from derivative instruments not associated with our core business, as well as the non-service components of net periodic pension income and expenses.
For discussion related to the results of operations and liquidity and capital resources for fiscal 2018 compared to fiscal 2017 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2018 Form 10-K, filed with the United States Securities and Exchange Commission on November 16, 2018.
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	For the Years Ended September 30,			$ Change		% Change(1)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
	(in millions, except percentages)
U.S.	$10,279	$9,332	$8,704	$947	$628	10%	7%
International	12,698	11,277	9,654	1,421	1,623	13%	17%
Net revenues	$22,977	$20,609	$18,358	$2,368	$2,251	11%	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in net revenues in fiscal 2019 reflects the continued growth in nominal payments volume, nominal cross-border volume, and processed transactions. The increase in revenues were partially offset by increases in client incentives in fiscal 2019.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. Exchange rate movements in fiscal 2019, as partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately one-and-a-half percentage points.
The following table sets forth the components of our net revenues:

	For the Years Ended September 30,			$ Change		% Change(1)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
	(in millions, except percentages)
Service revenues	$9,700	$8,918	$7,975	$782	$943	9%	12%
Data processing revenues	10,333	9,027	7,786	1,306	1,241	14%	16%
International transaction revenues	7,804	7,211	6,321	593	890	8%	14%
Other revenues	1,313	944	841	369	103	39%	12%
Client incentives	(6,173)	(5,491)	(4,565)	(682)	(926)	12%	20%
Net revenues	$22,977	$20,609	$18,358	$2,368	$2,251	11%	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased primarily due to 6% growth in nominal payments volume and select pricing modifications.

•	Data processing revenues increased mainly due to overall growth in processed transactions of 11% as well as select pricing modifications.

•	International transaction revenues increased primarily due to nominal cross-border volume growth of 2% and select pricing modifications.

•
Other revenues increased primarily due to changes in the classification and timing of recognition of revenue as a result of the adoption of the new revenue standard and an increase in revenues from value-added services.

•
Client incentives increased mainly due to incentives recognized on long-term client contracts that were initiated or renewed during fiscal 2019 and overall growth in global payments volume. As a result of the adoption of the new revenue standard, client incentives were also impacted by changes in classification and timing of recognition. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.

Operating Expenses
The following table sets forth the components of our total operating expenses:

	For the Years Ended September 30,			$ Change		% Change(1)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
	(in millions, except percentages)
Personnel	$3,444	$3,170	$2,628	$274	$542	9%	21%
Marketing	1,105	988	922	117	66	12%	7%
Network and processing	721	686	620	35	66	5%	11%
Professional fees	454	446	409	8	37	2%	9%
Depreciation and amortization	656	613	556	43	57	7%	10%
General and administrative	1,196	1,145	1,060	51	85	4%	8%
Litigation provision	400	607	19	(207)	588	(34)%	NM
Total operating expenses(2)	$7,976	$7,655	$6,214	$321	$1,441	4%	23%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)
Operating expenses for fiscal 2019, 2018 and 2017 include significant items that we do not believe are indicative of our operating performance as they are related to the interchange multidistrict litigation provision or charitable donations. See Overview within this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Personnel expenses increased due to continued headcount growth in support of our investment strategy for future growth.

•
Marketing expenses increased mainly due to changes in the classification and timing of recognition of certain marketing expenses as a result of the adoption of the new revenue standard. The increase was partially offset by spend for the 2018 Winter Olympics in PyeongChang and 2018 FIFA World CupTM in fiscal 2018, which did not recur in fiscal 2019.

•
General and administrative expenses increased primarily as a result of unfavorable foreign currency fluctuations, changes in the classification and timing of recognition of certain general and administrative expenses as a result of the adoption of the new revenue standard, higher indirect taxes, higher product enhancement costs and global facilities expansion in support of our business growth.The increase was partially offset by a $195 million charitable contribution to the Visa Foundation in fiscal 2018, which did not recur in fiscal 2019.

•
Litigation provision decreased primarily due to a $370 million accrual in fiscal 2019 compared to a $600 million accrual in fiscal 2018 related to the interchange multidistrict litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	For the Years Ended September 30,			$ Change		% Change(1)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
	(in millions, except percentages)
Interest expense, net	$(533)	$(612)	$(563)	$79	$(49)	(13)%	9%
Investment income and other	416	464	113	(48)	351	(10)%	311%
Total non-operating income (expense)	$(117)	$(148)	$(450)	$31	$302	(20)%	(67)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Interest expense decreased primarily as a result of entering into derivative instruments in fiscal 2019 that lowered the average cost of borrowing on a portion of our outstanding debt. See Note 9—Debt and Note 12—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

•
Investment income and other decreased primarily due to gains of $193 million from the donation of investment securities to the Visa Foundation in fiscal 2018 which did not recur fiscal 2019, offset by higher gains on our equity investments and interest income on our cash and investments. See Note 6—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Effective Income Tax Rate

	For the Years Ended September 30,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Effective income tax rate	19%	20%	43%	(1)%	(23)%
The effective tax rate in fiscal 2019 differs from the effective tax rate in fiscal 2018 primarily due to:

•	a decrease in federal statutory tax rate as a result of the Tax Act, from a blended rate of 24.5% in fiscal 2018 to a rate of 21% in fiscal 2019, as discussed below;

•	new provisions enacted as part of the Tax Act, including the deduction for foreign-derived intangible income (“FDII”) and tax on global intangible low-tax income (“GILTI”); and

•	the absence of the following items recorded in fiscal 2018:

▪	a $1.1 billion one-time transition tax expense on certain untaxed foreign earnings in accordance with the Tax Act;

▪	a $1.1 billion non-recurring, non-cash benefit from the remeasurement of deferred tax balances due to the reduction in U.S. federal tax rate enacted by the Tax Act; and

▪	$161 million of tax benefits due to various non-recurring audit settlements.
The Tax Act, enacted on December 22, 2017, transitioned the U.S. tax system to a territorial system and lowered the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate tax rate was a blended rate of 24.5%, which was reduced to 21% in fiscal 2019. The Tax Act enacted several new tax provisions effective for us on October 1, 2018, most notably FDII and GILTI.

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
Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	For the Years Ended September 30,
	2019	2018	2017
	(in millions)
Total cash provided by (used in):
Operating activities	$12,784	$12,941	$9,317
Investing activities	(591)	(3,084)	735
Financing activities	(12,061)	(10,790)	(5,924)
Effect of exchange rate changes on cash and cash equivalents	(277)	(101)	236
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(145)	$(1,034)	$4,364
Operating activities. Cash provided by operating activities in fiscal 2019 was positively impacted by continued growth in our underlying business. Fiscal 2019 was lower than the prior fiscal year primarily due to higher payments in the current year from the litigation escrow account and the first installment payment of the transition tax in connection with the Tax Act, partially offset by continued growth in our underlying business.
Investing activities. Cash used in investing activities in fiscal 2019 was lower than the prior year due to higher proceeds from sales and maturities of investment securities, combined with fewer purchases, partially offset by $0.7 billion of purchase consideration paid for acquisitions, net of cash and restricted cash acquired, and $0.5 billion of purchases of other investments.
Financing activities. Cash used in financing activities in fiscal 2019 increased primarily due to higher class A common stock repurchases, higher dividends paid and a $1.2 billion payment of the deferred purchase consideration related to the Visa Europe acquisition. See Note 14—Stockholders’ Equity, to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Sources of Liquidity
Our primary sources of liquidity are cash on hand, cash flow from our operations, our investment portfolio and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents and short-term or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings and the return that these holdings provide. We believe that cash flow generated from operations, in conjunction with access to our other sources of liquidity, will be more than sufficient to meet our ongoing operational needs.
Foreign Earnings. Pursuant to the Tax Act, we are required to pay U.S. tax on most of the undistributed and untaxed foreign earnings of non-U.S. subsidiaries accumulated as of December 31, 2017. The transition tax will be paid over a period of eight years as permitted by the Tax Act. As a result of the Tax Act, we are no longer subject to incremental U.S. federal tax on foreign earnings of non-U.S. subsidiaries in the event that we repatriate these earnings back to the U.S.
Available-for-sale debt securities. Our investment portfolio is designed to invest cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The majority of these investments, $4.1 billion, are classified as current and are available to meet short-term liquidity needs. The remaining non-current investments have stated maturities of more than one year from the balance sheet date; however, they are also generally available to meet short-term liquidity needs.
Factors that may impact the liquidity of our investment portfolio include, but are not limited to, changes to credit ratings of the securities, uncertainty related to regulatory developments, actions by central banks and other monetary authorities and the ongoing strength and quality of credit markets. We will continue to review our portfolio in light of evolving market and economic conditions. However, if current market conditions deteriorate, the liquidity of our investment portfolio may be impacted and we could determine that some of our investments are impaired, which could adversely impact our financial results. We have policies that limit the amount of credit exposure to any one financial institution or type of investment.
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under the program at September 30, 2019. See Note 9—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Credit facility. We have an unsecured $5.0 billion revolving credit facility (the “Credit Facility”) which expires on July 25, 2024. There were no borrowings under the Credit Facility as of September 30, 2019. See Note 9—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Universal shelf registration statement. In July 2018, we filed a registration statement with the SEC using a shelf registration process. As permitted by the registration statement, we may, from time to time, sell shares of debt or equity securities in one or more transactions. This registration statement expires in July 2021.
U.S. Litigation escrow account. Pursuant to the terms of the U.S. retrospective responsibility plan, we maintain a U.S. litigation escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be payable. When we fund the U.S. litigation escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. In September 2019, we deposited $300 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. The balance in this account at September 30, 2019, was $1.2 billion and is reflected as restricted cash equivalents in our consolidated balance sheets. As these funds are restricted for the sole purpose of making payments related to the U.S. covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs.

Credit Ratings
At September 30, 2019, our credit ratings by Standard and Poor’s and Moody’s were as follows:

	Standard and Poor’s		Moody’s
Debt type	Rating	Outlook	Rating	Outlook
Short-term unsecured debt	A-1+	Stable	P-1	Stable
Long-term unsecured debt	AA-	Stable	Aa3	Stable
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
Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a net receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2019, we were not required to fund settlement-related working capital. Our average daily net settlement position was a net payable of $574 million. We hold approximately $7.5 billion of available liquidity globally as of September 30, 2019, in the form of cash, cash equivalents and available-for-sale investment securities, to fund daily settlement in the event one or more of our financial institution clients are unable to settle.
U.S. covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the U.S. covered litigation. As noted above, monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are payable from the U.S. litigation escrow account. In September 2018, Visa and other defendants entered into an Amended Settlement Agreement with plaintiffs in the interchange multidistrict litigation purporting to represent a class of plaintiffs seeking monetary damages, which superseded and amended the 2012 Settlement Agreement. On November 7, 2019, the district court held a hearing on whether to approve the Amended Settlement Agreement. We expect a decision by the district court in the first half of calendar year 2020. If approved, the final settlement amount would be approximately $5.5 billion. Our share represents approximately $3.6 billion, which would be satisfied through funds previously deposited with the court. No additional funds are required for this class settlement. Under the Amended Settlement Agreement, defendants are entitled to receive takedown payments of up to 25% of the original cash payments made into the settlement fund, based on the percentage of payment card sales volume attributable to merchants who have chosen to opt out of the settlement class. Visa’s portion of the maximum takedown payments, which we expect to receive and is calculated to be $467 million, would be returned to our U.S. litigation escrow account. This will increase our taxable income, thereby increasing our taxes paid.
During September 2019, we deposited $300 million into the U.S. litigation escrow account to address individual claims for members who have chosen to opt out of the Amended Settlement Agreement. At September 30, 2019, the U.S. litigation escrow account had an available balance of $1.2 billion. The funds in the U.S. litigation escrow account as well as the $467 million takedown payments that we expect to be returned will be available for settlement with these opt-out merchants. Under the terms of the U.S. retrospective responsibility plan, when we make a deposit into the litigation escrow account, the shares of class B common stock are subject to dilution through a reduction to the conversion rate of the shares of class B common stock to shares of class A common stock. The U.S. retrospective responsibility plan was created to insulate Visa and our class A common shareholders from financial liability for certain litigation cases. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Other litigation. Judgments in and settlements of litigation, other than the U.S. covered litigation, including VE territory covered litigation or other fines imposed in investigations and proceeding, could give rise to future liquidity needs.

Reduction in as-converted shares. During fiscal 2019, share repurchases and escrow deposits reduced as-converted class A common stock by 58 million at an average price of $154.62 per share. Of the 58 million shares, 56 million were repurchased in the open market using $8.6 billion of cash on hand. Additionally, we deposited $300 million of operating cash into the U.S. litigation escrow account previously established under the U.S. retrospective responsibility plan. The deposit has the same economic effect on earnings per share as repurchasing our class A common stock because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 14—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
In January 2019, our board of directors authorized a share repurchase program for $8.5 billion. This authorization has no expiration date. As of September 30, 2019, we had remaining authorized funds of $4.1 billion. All share repurchase programs authorized prior to January 2019 have been completed. See Note 14—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Dividends. During fiscal 2019, we declared and paid $2.3 billion in dividends. On October 22, 2019, our board of directors declared a quarterly cash dividend of $0.30 per share of class A common stock (determined in the case of class B and C common stock and series B and C preferred stock on an as-converted basis). We expect to pay approximately $673 million in connection with this dividend on December 3, 2019. See Note 14—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Pension and other postretirement benefits. We sponsor various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the U.S. As a result of the acquisition of Visa Europe, we assumed the obligations related to Visa Europe’s defined benefit plan, primarily consisting of the UK pension plans. Our policy with respect to our U.S. qualified pension plan is to contribute annually in September of each year, an amount not less than the minimum required under the Employee Retirement Income Security Act. Our U.S. non-qualified pension and other postretirement benefit plans are funded on a current basis. In relation to the Visa Europe UK pension plans, our funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of our UK pension plans. Additional amounts may be agreed with the UK pension plan trustees. In fiscal 2019, we made contributions to our U.S. pension and other postretirement benefit plans of $3 million. For Visa Europe’s UK pension plans, we made contributions of $10 million in fiscal 2019, subsequent to the acquisition date as agreed upon with the trustees to improve the funding level of the plans. In fiscal 2020, given current projections and assumptions, we anticipate funding our U.S. pension and other postretirement benefit plans and Visa Europe’s UK defined benefit pension plans by approximately $3 million and $10 million, respectively. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. See Note 10—Pension and Other Postretirement Benefits to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Capital expenditures. Our capital expenditures increased during fiscal 2019, due to investments in technology, infrastructure and growth initiatives. We expect to continue investing in technology assets and payments system infrastructure to support our digital solutions and core business initiatives.
Acquisitions. In fiscal 2019, we acquired businesses using $0.7 billion of cash on hand, primarily reflecting total purchase price less cash and restricted cash received. These acquisitions will help Visa’s clients and merchant partners accelerate digital commerce. In connection with our purchase of Visa Europe in June 2016, we were required to pay an additional €1.0 billion, plus 4% compound annual interest, on the third anniversary of the closing of the Visa Europe acquisition. In June 2019, we paid €1.1 billion in fulfillment of this obligation. See Note 2—Acquisitions and Note 8—Intangible Assets and Goodwill to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Derivative Financial Instruments
In fiscal 2019, we entered into interest rate and cross-currency swap agreements on a portion of our outstanding 3.15% Senior Notes due December 2025 that allow us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into euro denominated floating-rate payments. See Note 6—Fair Value Measurements and Investments and Note 12—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Fair Value Measurements—Financial Instruments
The assessment of fair value of our financial instruments is based on a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. As of September 30, 2019, our financial instruments measured at fair value on a recurring basis included approximately $13.5 billion of assets and $0.2 billion of liabilities. None of these instruments were valued using significant unobservable inputs. See Note 6—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily comprised of guarantees and indemnifications. Visa has no off-balance sheet arrangements, other than lease and purchase order commitments, as discussed and reflected in our contractual obligations table below.
Indemnifications
We indemnify our financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our rules. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain global credit settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 11—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients and partners under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.

Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material, expected or contractually committed future obligation as of September 30, 2019. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Long-term debt(1)	$537	$4,975	$3,056	$15,332	$23,900
Purchase obligations(2)	1,598	782	406	857	3,643
Leases(3)	143	227	178	250	798
Transition tax(4)	—	164	243	474	881
Dividends(5)	673	—	—	—	673
Total(6),(7),(8)	$2,951	$6,148	$3,883	$16,913	$29,895

(1)
Amounts presented include payments for both interest and principal. Also see Note 9—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(2)
Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent.

(3)	Includes operating leases for premises, equipment and software licenses, which range in terms from less than one year to twenty-six years.

(4)
Amounts presented relate to the estimated transition tax, net of foreign tax credit carryovers, on certain foreign earnings of non-U.S. subsidiaries. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

(5)
Includes expected dividend amount of $673 million as dividends were declared on October 22, 2019 and will be paid on December 3, 2019 to all holders of record of Visa’s common stock as of November 15, 2019.

(6)
We have liabilities for uncertain tax positions of $1.7 billion as of September 30, 2019. At September 30, 2019, we had also accrued $165 million of interest and $26 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements, if any, associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.

(7)
We evaluate the need to make contributions to our pension plan after considering the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. Expected contributions to our pension plan have not been included in the table as such amounts are dependent upon the considerations discussed above, and may result in a wide range of amounts. See Note 10—Pension and Other Postretirement Benefits to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report and the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(8)
Future cash payments for long-term contracts with financial institution clients and other business partners are not included in the table as the amounts are unknowable due to the inherent unpredictability of payment and transaction volume. These agreements, which range in terms from one to fifteen years, can provide card issuance and/or conversion support, volume/growth targets or marketing and program support based on specific performance requirements. As of September 30, 2019, we have $4.1 billion of client incentives liability recorded on the consolidated balance sheet related to these arrangements.

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

Revenue Recognition—Client Incentives
Critical estimates. We enter into long-term incentive agreements with financial institution clients, merchants and other business partners for various programs designed to increase revenue by growing payments volume, increasing Visa product acceptance, winning merchant routing transactions over to our network and driving innovation. These incentives are primarily accounted for as reductions to net revenues; however, if a separate identifiable benefit at fair value can be established, they are accounted for as operating expenses. Incentives are recognized systematically and rationally based on management’s estimate of each client’s performance. These estimates are regularly reviewed and adjusted as appropriate based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Assumptions and judgment. Estimation of client incentives relies on forecasts of payments and transaction volume, card issuance and card conversion. Performance is estimated using client-reported information, transactional information accumulated from our systems, historical information, market and economic conditions and discussions with our clients, merchants and business partners.
Impact if actual results differ from assumptions. If actual performance is not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2019, client incentives represented 21% of gross revenues.
Legal and Regulatory Matters
Critical estimates. We are currently involved in various legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and estimate the amount of such loss, if any, in preparing our financial statements.
Assumptions and judgment. We evaluate the likelihood of a potential loss from legal or regulatory proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether a potential loss is reasonably estimable. Our judgments are subjective based on management’s understanding of the litigation profile, the specifics of each case, our history with similar proceedings, advice of in-house and outside legal counsel to the extent appropriate and management’s best estimate of incurred loss. As additional information becomes available, we reassess the potential loss related to pending claims and may revise our estimates.
We have entered into loss sharing agreements that reduce our potential liability under certain litigation. However, our U.S. retrospective responsibility plan only addresses monetary liabilities from settlements of, or final judgments in, the U.S. covered litigation. The plan’s mechanisms include the use of the U.S. litigation escrow account. The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. Our Europe retrospective responsibility plan only covers Visa Europe territory covered litigation (and resultant liabilities and losses) relating to the covered period, subject to certain limitations, and does not cover any fines or penalties incurred in the European Commission proceedings or any other matter. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.
Impact if actual results differ from assumptions. Due to the inherent uncertainties of the legal and regulatory processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations. See Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data.
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
The aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $3.1 billion and $3.7 billion at September 30, 2019 and 2018, respectively. The aggregate notional amount outstanding at September 30, 2019 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. The effect of a hypothetical 10% strengthening or weakening in the value of the functional currencies is estimated to create an additional fair value gain of approximately $245 million or loss of approximately $300 million, respectively, on our foreign currency forward contracts outstanding at September 30, 2019. The gain or loss from this hypothetical strengthening or weakening would be largely offset by a corresponding gain or loss on our cash flows from foreign currency-denominated revenues and payments. See Note 1—Summary of Significant Accounting Policies and Note 12—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
We are further exposed to foreign currency exchange rate risk related to translation as the functional currency of Visa Europe is the euro. Translation from the euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. A hypothetical 10% change in the euro against the U.S. dollar compared to the exchange rate at September 30, 2019, would result in a foreign currency translation adjustment of $2.0 billion. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
The fair value balances of our fixed-rate investment securities at September 30, 2019 and 2018 were $1.8 billion and $5.1 billion, respectively. The fair value balances of our adjustable-rate debt securities were $4.6 billion and $3.5 billion at September 30, 2019 and 2018, respectively. A hypothetical 100 basis point increase in interest rates would create an estimated decrease in fair value of approximately $9 million on our investment securities at September 30, 2019.
In fiscal 2019, we entered into interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allow us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into euro denominated floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. A hypothetical 100 basis point increase in interest rates would have resulted in an increase of approximately $30 million in annual interest expense. See Note 12—Derivative and Non-derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Pension Plan Risk
At September 30, 2019 and 2018, our U.S. defined benefit pension plan assets were $1.1 billion at each year end, and projected benefit obligations were $0.9 billion and $0.8 billion, respectively. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $220 million in the funded status and an increase of approximately $43 million in pension cost.
At September 30, 2019 and 2018, our non-U.S. defined benefit pension plan assets were $0.5 billion and $0.4 billion, respectively, and projected benefit obligations were $0.5 billion at each year end. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $182 million in the funded status and an increase of approximately $15 million in pension cost.
We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plan for fiscal 2020, if any, which would be made in September 2020.

ITEM 8.	Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2019 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)”.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the accrued litigation liability for class members opting out of the Damages Class settlement
As discussed in Note 20 to the consolidated financial statements, the Company is involved in various legal proceedings, including the Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions, and has recorded an accrued litigation liability of $1,203 million as of September 30, 2019. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and the amount of such loss, if any. The outcome of the legal proceedings to which the Company is a party is not within the complete control of the Company or may not be known for prolonged periods of time.
We identified the assessment of the accrued litigation liability for class members opting out of the Damages Class settlement, also know as the MDL - Individual Merchant Actions, as a critical audit matter. This proceeding involves complex claims that are subject to substantial uncertainties and unascertainable damages. The assessment of the accrued litigation liability for the MDL - Individual Merchant Actions required especially challenging auditor judgment due to the assumptions and estimates associated with the consideration and evaluation of possible outcomes. Changes to the outcomes could have a significant effect on the estimated amount of the liability.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s litigation assessment process, including internal controls over the Company’s litigation accrual process for the MDL - Individual Merchant Actions. We assessed the amounts accrued by reading letters received directly from the Company’s external legal counsel and in-house legal counsel that discussed the Company’s legal matters, including the MDL - Individual Merchant Actions. We considered relevant publicly available information, such as published news articles, about the Company and its legal matters, including the MDL - Individual Merchant Actions. We evaluated the Company’s ability to estimate its monetary exposure by comparing historically recorded liabilities to actual monetary amounts incurred upon resolution of legal matters for merchants that opted out of the previous MDL class settlement. We assessed the Company’s analysis of the estimated monetary exposure by checking that it included a complete population of opt-out merchants and performing sensitivity analysis over the Company’s monetary exposure calculations.

Report of Independent Registered Public Accounting Firm—(Continued)

Evaluation of the revenue recognition for incentive arrangements with certain strategic partners upon adoption of ASC Topic 606
As discussed in Note 1 to the consolidated financial statements, the Company enters into long-term contracts with financial institution clients, merchants, and strategic partners for various programs. The determination of whether incentive payments to certain strategic partners should be recorded as an operating expense or a reduction to operating revenues is dependent upon the application of the consideration payable to a customer guidance within ASC Topic 606.
We identified the evaluation of the revenue recognition for incentive arrangements with certain strategic partners upon adoption of ASC Topic 606 as a critical audit matter. A higher degree of auditor judgment was required to evaluate the application of the consideration payable to customer guidance due to the unique nature and complexity of the Company’s open-loop payment network.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls related to the accounting for incentive payments to strategic partners and the application of the consideration payable to a customer guidance. We evaluated a sample of arrangements with certain strategic partners that participate in the Company’s open-loop payment network to understand the rights and obligations of the strategic partners, and how the Company earns revenue from and incentivizes the strategic partner. We selected a sample of certain strategic partner contracts and independently assessed the application of the consideration payable to a customer guidance, and compared our assessment to that of the Company’s.
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Santa Clara, California
November 14, 2019

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018
	(in millions, except par value data)
Assets
Cash and cash equivalents	$7,838	$8,162
Restricted cash equivalents—U.S. litigation escrow (Note 4 and Note 5)	1,205	1,491
Investment securities (Note 6)	4,236	3,547
Settlement receivable	3,048	1,582
Accounts receivable	1,542	1,208
Customer collateral (Note 4 and Note 11)	1,648	1,324
Current portion of client incentives	741	340
Prepaid expenses and other current assets	712	562
Total current assets	20,970	18,216
Investment securities (Note 6)	2,157	4,082
Client incentives	2,084	538
Property, equipment and technology, net (Note 7)	2,695	2,472
Goodwill (Note 8)	15,656	15,194
Intangible assets, net (Note 8)	26,780	27,558
Other assets	2,232	1,165
Total assets	$72,574	$69,225
Liabilities
Accounts payable	$156	$183
Settlement payable	3,990	2,168
Customer collateral (Note 4 and Note 11)	1,648	1,325
Accrued compensation and benefits	796	901
Client incentives	3,997	2,834
Accrued liabilities	1,625	1,160
Deferred purchase consideration	—	1,300
Accrued litigation (Note 20)	1,203	1,434
Total current liabilities	13,415	11,305
Long-term debt (Note 9)	16,729	16,630
Deferred tax liabilities (Note 19)	4,807	4,618
Other liabilities	2,939	2,666
Total liabilities	37,890	35,219
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (the “class A equivalent preferred stock”) (Note 14)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at September 30, 2019 and 2018 (the “UK&I preferred stock”) (Note 5 and Note 14)	2,285	2,291
Series C convertible participating preferred stock, 3 shares issued and outstanding at September 30, 2019 and 2018 (the “Europe preferred stock”) (Note 5 and Note 14)	3,177	3,179
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,718 and 1,768 shares issued and outstanding at September 30, 2019 and 2018, respectively (Note 14)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2019 and 2018, respectively (Note 14)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 11 and 12 shares issued and outstanding at September 30, 2019 and 2018, respectively (Note 14)	—	—
Right to recover for covered losses (Note 5)	(171)	(7)
Additional paid-in capital	16,541	16,678
Accumulated income	13,502	11,318
Accumulated other comprehensive income (loss), net:
Investment securities	6	(17)
Defined benefit pension and other postretirement plans	(192)	(61)
Derivative instruments	199	60
Foreign currency translation adjustments	(663)	565
Total accumulated other comprehensive income (loss), net	(650)	547
Total equity	34,684	34,006
Total liabilities and equity	$72,574	$69,225

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2019	2018	2017
	(in millions, except per share data)
Net revenues	$22,977	$20,609	$18,358

Operating Expenses
Personnel	3,444	3,170	2,628
Marketing	1,105	988	922
Network and processing	721	686	620
Professional fees	454	446	409
Depreciation and amortization	656	613	556
General and administrative	1,196	1,145	1,060
Litigation provision (Note 20)	400	607	19
Total operating expenses	7,976	7,655	6,214
Operating income	15,001	12,954	12,144

Non-operating Income (Expense)
Interest expense, net	(533)	(612)	(563)
Investment income and other	416	464	113
Total non-operating income (expense)	(117)	(148)	(450)
Income before income taxes	14,884	12,806	11,694
Income tax provision (Note 19)	2,804	2,505	4,995
Net income	$12,080	$10,301	$6,699

Basic Earnings Per Share (Note 15)
Class A common stock	$5.32	$4.43	$2.80
Class B common stock	$8.68	$7.28	$4.62
Class C common stock	$21.30	$17.72	$11.21

Basic Weighted-average Shares Outstanding (Note 15)
Class A common stock	1,742	1,792	1,845
Class B common stock	245	245	245
Class C common stock	12	12	14

Diluted Earnings Per Share (Note 15)
Class A common stock	$5.32	$4.42	$2.80
Class B common stock	$8.66	$7.27	$4.61
Class C common stock	$21.26	$17.69	$11.19

Diluted Weighted-average Shares Outstanding (Note 15)
Class A common stock	2,272	2,329	2,395
Class B common stock	245	245	245
Class C common stock	12	12	14
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2019	2018	2017
	(in millions)
Net income	$12,080	$10,301	$6,699
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	20	94	60
Income tax effect	(5)	(19)	(24)
Reclassification adjustments	1	(215)	1
Income tax effect	—	50	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(174)	16	183
Income tax effect	36	(5)	(54)
Reclassification adjustments	9	5	32
Income tax effect	(2)	(1)	(12)
Derivative instruments:
Net unrealized gain (loss)	233	90	(22)
Income tax effect	(25)	(24)	15
Reclassification adjustments	(85)	32	33
Income tax effect	16	(2)	(12)
Foreign currency translation adjustments	(1,228)	(352)	1,136
Other comprehensive income (loss), net of tax	(1,204)	(331)	1,336
Comprehensive income	$10,876	$9,970	$8,035

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock(1)		Common Stock				Preferred Stock	Treasury Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2016	2	3	1,871		245	17	$5,717	$(170)	$(34)	$17,395	$10,462	$(458)	$32,912
Net income											6,699		6,699
Other comprehensive income (loss), net of tax												1,336	1,336
Comprehensive income													8,035
VE territory covered losses incurred (Note 5)									(209)				(209)
Recovery through conversion rate adjustment (Note 5 and Note 14)							(191)		191				—
Charitable contribution of Visa Inc. shares			2					170					170
Treasury stock appreciation, net of tax										14			14
Conversion of class C common stock upon sales into public market			17			(4)							—
Vesting of restricted stock and performance-based shares			2										—
Share-based compensation, net of forfeitures (Note 16)			—	(2)						235			235
Restricted stock and performance-based shares settled in cash for taxes			(1)							(76)			(76)
Cash proceeds from issuance of common stock under employee equity plans			4							149			149
Cash dividends declared and paid, at a quarterly amount of $0.165 per class A share (Note 14)											(1,579)		(1,579)
Repurchase of class A common stock (Note 14)			(77)							(817)	(6,074)		(6,891)
Balance as of September 30, 2017	2	3	1,818		245	13	$5,526	$—	$(52)	$16,900	$9,508	$878	$32,760

(1)	Series B and C preferred stock are alternatively referred to as UK&I and Europe preferred stock, respectively.

(2)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock(1)		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2017	2	3	1,818		245	13	$5,526	$(52)	$16,900	$9,508	$878	$32,760
Net income										10,301		10,301
Other comprehensive income (loss), net of tax											(331)	(331)
Comprehensive income												9,970
VE territory covered losses incurred (Note 5)								(11)				(11)
Recovery through conversion rate adjustment (Note 5 and Note 14)							(56)	56				—
Conversion of class C common stock upon sales into public market			4			(1)						—
Vesting of restricted stock and performance-based shares			2									—
Share-based compensation, net of forfeitures (Note 16)			—	(2)					327			327
Restricted stock and performance-based shares settled in cash for taxes			(1)						(94)			(94)
Cash proceeds from issuance of common stock under employee equity plans			3						164			164
Cash dividends declared and paid, at a quarterly amount of $0.195 per class A share in the first quarter and $0.210 per class A share for the rest of the fiscal year (Note 14)										(1,918)		(1,918)
Repurchase of class A common stock (Note 14)			(58)						(619)	(6,573)		(7,192)
Balance as of September 30, 2018	2	3	1,768		245	12	$5,470	$(7)	$16,678	$11,318	$547	$34,006

(1)	Series B and C preferred stock are alternatively referred to as UK&I and Europe preferred stock, respectively.

(2)	Decrease in Class A common stock related to forfeitures of restricted stock awards is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock(1)		Common Stock			Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768	245	12	$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income									12,080		12,080
Other comprehensive income (loss), net of tax										(1,204)	(1,204)
Comprehensive income											10,876
Adoption of new accounting standards (Note 1)									385	7	392
VE territory covered losses incurred (Note 5)							(172)				(172)
Recovery through conversion rate adjustment (Note 5 and Note 14)						(8)	8				—
Conversion of class C common stock upon sales into public market			2		(1)						—
Vesting of restricted stock and performance-based shares			3								—
Share-based compensation, net of forfeitures (Note 16)								407			407
Restricted stock and performance-based shares settled in cash for taxes			(1)					(111)			(111)
Cash proceeds from issuance of common stock under employee equity plans			2					162			162
Cash dividends declared and paid, at a quarterly amount of $0.25 per class A share (Note 14)									(2,269)		(2,269)
Repurchase of class A common stock (Note 14)			(56)					(595)	(8,012)		(8,607)
Balance as of September 30, 2019	2	3	1,718	245	11	$5,462	$(171)	$16,541	$13,502	$(650)	$34,684

(1)	Series B and C preferred stock are alternatively referred to as UK&I and Europe preferred stock, respectively.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2019	2018	2017
	(in millions)
Operating Activities
Net income	$12,080	$10,301	$6,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives (Note 3)	6,173	5,491	4,565
Share-based compensation (Note 16)	407	327	235
Depreciation and amortization of property, equipment, technology and intangible assets	656	613	556
Deferred income taxes	214	(1,277)	1,700
VE territory covered losses incurred (Note 5)	(172)	(11)	(209)
Charitable contribution of Visa Inc. shares (Note 19)	—	—	192
Other	(271)	(64)	54
Change in operating assets and liabilities:
Settlement receivable	(1,533)	(223)	94
Accounts receivable	(333)	(70)	(54)
Client incentives	(6,430)	(4,682)	(4,628)
Other assets	(310)	59	(147)
Accounts payable	(24)	3	(30)
Settlement payable	1,931	262	(176)
Accrued and other liabilities	627	1,760	465
Accrued litigation (Note 20)	(231)	452	1
Net cash provided by (used in) operating activities	12,784	12,941	9,317
Investing Activities
Purchases of property, equipment and technology	(756)	(718)	(707)
Proceeds from sales of property, equipment and technology	—	14	12
Investment securities:
Purchases	(2,653)	(5,772)	(3,238)
Proceeds from maturities and sales	3,996	3,636	5,012
Acquisitions, net of cash and restricted cash acquired	(699)	(196)	(302)
Purchases of / contributions to other investments	(501)	(50)	(46)
Proceeds / distributions from other investments	12	2	4
Other investing activities	10	—	—
Net cash provided by (used in) investing activities	(591)	(3,084)	735
Financing Activities
Repurchase of class A common stock (Note 14)	(8,607)	(7,192)	(6,891)
Repayments of long-term debt	—	(1,750)	—
Dividends paid (Note 14)	(2,269)	(1,918)	(1,579)
Payment of deferred purchase consideration related to the Visa Europe acquisition	(1,236)	—	—
Proceeds from issuance of senior notes	—	—	2,488
Debt issuance costs	—	—	(15)
Cash proceeds from issuance of common stock under employee equity plans	162	164	149
Restricted stock and performance-based shares settled in cash for taxes	(111)	(94)	(76)
Net cash provided by (used in) financing activities	(12,061)	(10,790)	(5,924)
Effect of exchange rate changes on cash and cash equivalents	(277)	(101)	236
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(145)	(1,034)	4,364
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	10,977	12,011	7,647
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$10,832	$10,977	$12,011
Supplemental Disclosure
Income taxes paid, net of refunds	$2,648	$2,285	$3,038
Interest payments on debt	$537	$545	$489
Charitable contribution of investment securities to Visa Foundation	$—	$195	$—
Accruals related to purchases of property, equipment and technology	$95	$77	$50

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that enables fast, secure and reliable electronic payments across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Europe Limited (“Visa Europe”), Visa Canada Corporation (“Visa Canada”), Visa Technology & Operations LLC and CyberSource Corporation, operate one of the world’s largest electronic payments network — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables the Company to provide its financial institution and seller clients a wide range of products, platforms and value-added services. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
Cash, cash equivalents, restricted cash, and restricted cash equivalents. Cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less from the date of purchase. Cash equivalents are primarily recorded at cost, which approximates fair value due to their generally short maturities. The Company defines restricted cash and restricted cash equivalents as cash and cash equivalents that cannot be withdrawn or used for general operating activities. See Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents.
Restricted cash equivalents—U.S. litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters for a discussion of the U.S. covered litigation. The escrow funds are held in money market investments, together with the interest earned, less applicable taxes payable, and classified as restricted cash on the consolidated balance sheets. Interest earned on escrow funds is included in non-operating income on the consolidated statements of operations.
Investments and fair value. The Company measures certain assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported under a three-level valuation hierarchy. See Note 6—Fair Value Measurements and Investments. The classification of the Company’s financial assets and liabilities within the hierarchy is as follows:
Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market funds, marketable equity securities and U.S. Treasury securities.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Level 2—Inputs to the valuation methodology can include: (1) quoted prices in active markets for similar (not identical) assets or liabilities; (2) quoted prices for identical or similar assets in non-active markets; (3) inputs other than quoted prices that are observable for the asset or liability; or (4) inputs that are derived principally from or corroborated by observable market data. The Company’s Level 2 assets and liabilities include U.S. government-sponsored debt securities, and derivative instruments.
Level 3—Inputs to the valuation methodology are unobservable and cannot be corroborated by observable market data. The Company’s Level 3 assets include non-marketable equity investments and investments accounted for under the equity method.
Marketable equity securities. Marketable equity securities, which are reported in investment securities on the consolidated balance sheets, include mutual fund investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company’s employees. These investments are held in a trust and are not available for the Company’s operational or liquidity needs. Interest and dividend income and changes in fair value are recorded in non-operating income, and offset in personnel expense on the consolidated statements of operations. The adoption of ASU 2016-01 changed the Company’s accounting for marketable equity securities. Beginning on October 1, 2018, unrealized gains and losses from changes in fair value of marketable equity securities are recognized in non-operating income (expense).
Available-for-sale debt securities. The Company’s investment in debt securities, which are classified as available-for-sale and reported in investment securities on the consolidated balance sheets, include U.S. government-sponsored debt securities and U.S. Treasury securities. These securities are recorded at cost at the time of purchase and are carried at fair value. The Company considers these securities to be available-for-sale to meet working capital and liquidity needs. Investments with original maturities of greater than 90 days and stated maturities of less than one year from the balance sheet date, or investments that the Company intends to sell within one year, are classified as current assets, while all other securities are classified as non-current assets. These investments are generally available to meet short-term liquidity needs. Unrealized gains and losses are reported in accumulated other comprehensive income or loss on the consolidated balance sheets until realized. The specific identification method is used to calculate realized gain or loss on the sale of securities, which is recorded in non-operating income on the consolidated statements of operations. Interest income is recognized when earned and is included in non-operating income on the consolidated statements of operations.
The Company evaluates its debt securities for other-than-temporary impairment, or OTTI, on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, the Company recognizes OTTI if: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis; or (3) it does not expect to recover the entire amortized cost basis of the security.
Non-marketable equity securities. The Company’s non-marketable equity securities, which are reported in other assets on the consolidated balance sheets, include investments in privately held companies without readily determinable market values. These investments are classified as Level 3 due to the absence of quoted market prices, the inherent lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. Adoption of ASU 2016-01 changed the Company’s accounting for non-marketable equity securities. Beginning on October 1, 2018, the Company’s policy is to adjust the carrying value of its non-marketable equity securities to fair value when transactions for identical or similar investments of the same issuer are observable. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in non-operating income (expense).
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The Company applies the fair value measurement alternative for investments in other entities when it holds less than 20% ownership in the entity and does not exercise significant influence, or for flow-through entities when the investment ownership is less than 5% and the Company does not exercise significant influence. These investments consist of equity holdings in non-public companies and are recorded in other assets on the consolidated balance sheets.
The Company regularly reviews investments accounted for under the equity method and the fair value measurement alternative for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.
Financial instruments. The Company considers the following to be financial instruments: cash and cash equivalents, restricted cash equivalents—U.S. litigation escrow, investment securities, settlement receivable and payable, accounts receivable, customer collateral, non-marketable equity investments and derivative instruments. See Note 6—Fair Value Measurements and Investments.
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
Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure their performance of settlement obligations arising from Visa payment services are processed in accordance with the Company’s rules. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets. Pledged securities are held by a custodian in an account under the Company’s name and ownership; however, the Company does not have the right to repledge these securities, but may sell these securities in the event of default by the client on its settlement obligations. Letters of credit are provided primarily by client financial institutions to serve as irrevocable guarantees of payment. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries. The Company routinely evaluates the financial viability of institutions providing the letters of credit and guarantees. See Note 11—Settlement Guarantee Management.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The Company evaluates the recoverability of long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of expected undiscounted net future cash flows is less than the carrying amount of an asset or asset group, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. See Note 7—Property, Equipment and Technology, Net.
Leases. The Company enters into operating leases for the use of premises, software and equipment. Rent expense related to operating lease agreements, which may or may not contain lease incentives, is primarily recorded on a straight-line basis over the lease term.
Intangible assets, net. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.
Finite-lived intangible assets primarily consist of customer relationships, reacquired rights, reseller relationships and trade names obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 3 to 15 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2019. See Note 8—Intangible Assets and Goodwill.
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
The Company completed its annual impairment review of indefinite-lived intangible assets as of February 1, 2019, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company’s indefinite-lived intangible assets existed as of September 30, 2019.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of February 1, or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company evaluated its goodwill for impairment as of February 1, 2019, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2019.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Revenue recognition. The Company’s net revenues are comprised principally of the following categories: service revenues, data processing revenues, international transaction revenues and other revenues, reduced by client incentives. As a payment network service provider, the Company’s obligation to the customer is to stand ready to provide continuous access to our payment network over the contractual term. Consideration is variable based primarily upon the amount and type of transactions and payments volume on Visa’s products. The Company recognizes revenue, net of sales and other similar taxes, as the payment network services are performed in an amount that reflects the consideration the Company expects to receive in exchange for those services. Fixed fees for payment network services are generally recognized ratably over the related service period. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payment network services.
Service revenues consist mainly of revenues earned for services provided in support of client usage of Visa payment services. Current quarter service revenues are primarily assessed using a calculation of current quarter’s pricing applied to the prior quarter’s payments volume. The Company also earns revenues from assessments designed to support ongoing acceptance and volume growth initiatives, which are recognized in the same period the related volume is transacted.
Data processing revenues consist of revenues earned for authorization, clearing, settlement, value-added services, network access and other maintenance and support services that facilitate transaction and information processing among the Company’s clients globally. Data processing revenues are recognized in the same period the related transactions occur or services are performed.
International transaction revenues are earned for cross-border transaction processing and currency conversion activities. Cross-border transactions arise when the country of origin of the issuer or financial institution originating the transaction is different from that of the beneficiary. International transaction revenues are recognized in the same period the cross-border transactions occur or services are performed.
Other revenues consist mainly of value-added services, license fees for use of the Visa brand or technology, fees for account holder services, certification, licensing and product enhancements, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are performed.
Client incentives. The Company enters into long-term contracts with financial institution clients, merchants and strategic partners for various programs designed to increase revenue by growing payments volume, increasing Visa product acceptance, winning merchant routing transactions over to Visa’s network and driving innovation. These incentives are primarily accounted for as reductions to revenues. Client incentives are accounted for as operating expenses if the payment is in exchange for a distinct good or service provided by the customer. The Company generally capitalizes upfront and fixed incentive payments under these agreements and amortizes the amounts as a reduction to revenues ratably over the contractual term. Incentives that are earned by the customer based on performance targets are recorded as reductions to revenues based on management's estimate of each client's future performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Marketing. The Company expenses costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising takes place. Sponsorship costs are recognized over the period in which the Company benefits from the sponsorship rights. Promotional items are expensed as incurred, when the related services are received, or when the related event occurs.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

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
Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on a cash flow matching analysis, with the projected benefit payments matching spot rates from a yield curve developed from high-quality corporate bonds. The expected rate of return on pension plan assets considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, which is approximately 7 years for the U.S. plans and 10 years for the Visa Europe UK pension plan. Other assumptions involve demographic factors such as retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.
The Company recognizes the funded status of its benefit plans in its consolidated balance sheets as other assets, accrued liabilities and other liabilities. The Company recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, when certain thresholds are met. See Note 10—Pension and Other Postretirement Benefits.
Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe whose functional currency is the euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2019, 2018 and 2017.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Derivatives are carried at fair value on a gross basis in either prepaid and other current assets, non-current other assets, accrued liabilities or non-current other liabilities on the consolidated balance sheets. Gains and losses resulting from changes in fair value of derivative instruments designated as cash flow hedges are accounted for either in accumulated other comprehensive income or loss on the consolidated balance sheets, or in the consolidated statements of operations in the corresponding account where revenue or expense is hedged. Gains and losses resulting from changes in fair value of derivative instruments not designated for hedge accounting are recorded in general and administrative for hedges of operating activity, or non-operating income (expense) for hedges of non-operating activity.
Gains and losses related to changes in fair value hedges are recognized in non-operating income (expense) along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line item in the consolidated statement of operations. The change in value of net investment hedges are recorded in other comprehensive income. Amounts excluded from the effectiveness testing of net investment hedges are recognized in non-operating income (expense). Cash flows associated with derivatives designated as a fair value hedge may be included in operating, investing or financing activities on the consolidated statement of cash flows, depending on the classification of the items being hedged. Cash flows associated with financial instruments designated as net investment hedges are classified as an investing activity. See Note 12—Derivative and Non-derivative Financial Instruments.
Non-derivative financial instrument designated as a net investment hedge. The Company designated the euro-denominated deferred cash consideration liability, a non-derivative financial instrument, as a hedge against a portion of the Company’s euro-denominated net investment in Visa Europe. Changes in the value of the deferred cash consideration liability, attributable to the change in exchange rates at the end of each reporting period, partially offset the foreign currency translation adjustments resulting from the euro-denominated net investment, are reported as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets. See Note 12—Derivative and Non-derivative Financial Instruments.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. This new revenue standard replaces all existing revenue recognition guidance in U.S. GAAP. Subsequently, the FASB also issued a series of amendments to the new revenue standard. The new revenue standard changes the classification and timing of recognition of certain client incentives and marketing-related funds paid to customers, as well as revenues and expenses for market development funds and services provided to customers as an incentive. The Company adopted the standard effective October 1, 2018 using the modified retrospective transition method applied to the aggregate of all modifications for contracts not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new revenue standard. The comparative prior period amounts appearing on the financial statements have not been restated and continue to be reported under the prior revenue standard. See Note 3—Revenues for the impact of the new revenue standard on the accompanying unaudited consolidated financial statements as of and for the year ended September 30, 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

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
September 30, 2019

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
In March 2018, the FASB issued ASU 2018-05 to insert the SEC’s interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The Company previously recorded provisional amounts for the transition tax and the tax effects of various other tax provisions enacted by the Tax Act. As permitted by ASU 2018-05, the Company completed the determination of the accounting impacts of the transition tax and the tax effects of these various tax provisions in the three months ended December 31, 2018. The adjustments to the provisional amounts were not material. In addition, the Company adopted the accounting policy of accounting for taxes on global intangible low-tax income (“GILTI”) in the period that it is subject to such tax.
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation cost incurred to develop or obtain internal-use software. The Company early adopted this standard effective October 1, 2018. The adoption did not have a material impact on the consolidated financial statements.
Note 2—Acquisitions
In fiscal 2019, the Company acquired several businesses for a total purchase consideration of $940 million, which consisted of $886 million in cash and $54 million of deferred cash consideration. Total purchase consideration has been allocated to the tangible and intangible assets acquired, and to liabilities assumed based on preliminary valuations as the Company continues to gather information necessary to finalize the valuations. These preliminary values may further change in future reporting periods until finalization of the valuations, which will occur no later than the fourth quarter of fiscal 2020. Goodwill of $643 million was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Goodwill that is expected to be deductible for tax purposes amounts to $360 million.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table summarizes the preliminary purchase price allocation in aggregate for the businesses acquired in fiscal 2019.

Preliminary Purchase Price Allocation
(in millions)
Net tangible assets acquired (liabilities assumed)	$25
Intangible assets	319
Goodwill	643
Total(1)	$987

(1)	Includes fair value of previously-held interest in the acquired entities of $47 million.
The following table summarizes the identified intangible assets acquired based on the preliminary purchase price allocations.

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Developed technologies	$70	4
Customer relationships	249	12
Total	$319	10

Pro forma information related to the acquisitions has not been presented as the impact is not material to the Company’s financial results. Transaction costs incurred in fiscal 2019 were not material and were included in the Company’s consolidated statements of operations.
Note 3—Revenues
Impact of the New Revenue Standard
The following tables summarize the impact of the new revenue standard on the Company’s consolidated statement of operations for the year ended September 30, 2019 and the consolidated balance sheet as of September 30, 2019:

	For the Year Ended September 30, 2019
	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard
	(in millions)
Net revenues	$22,977	$(352)	$22,625

Operating expenses
Marketing	1,105	(128)	977
Professional fees	454	(19)	435
General and administrative	1,196	(33)	1,163
Total operating expenses	7,976	(180)	7,796
Operating income	15,001	(172)	14,829

Income before income taxes	14,884	(172)	14,712
Income tax provision	2,804	(34)	2,770
Net income	12,080	(138)	11,942

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

	September 30, 2019
	As Reported	Impact of the New Revenue Standard	Results Under Prior Revenue Standard
	(in millions)
Assets
Current portion of client incentives	$741	$(306)	$435
Client incentives	2,084	(1,024)	1,060
Liabilities
Accounts payable	156	28	184
Client incentives	3,997	(498)	3,499
Accrued liabilities	1,625	(54)	1,571
Deferred tax liabilities	4,807	(141)	4,666
Other liabilities	2,939	(127)	2,812
Equity
Accumulated income	13,502	(538)	12,964

Disaggregation of Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the years ended September 30, 2019, 2018, and 2017:

	For the Years Ended September 30,
	2019	2018	2017
	(in millions)
Service revenues	$9,700	$8,918	$7,975
Data processing revenues	10,333	9,027	7,786
International transaction revenues	7,804	7,211	6,321
Other revenues	1,313	944	841
Client incentives	(6,173)	(5,491)	(4,565)
Net revenues	$22,977	$20,609	$18,358

	For the Years Ended September 30,
	2019	2018	2017
	(in millions)
U.S.	$10,279	$9,332	$8,704
International	12,698	11,277	9,654
Net revenues	$22,977	$20,609	$18,358

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	September 30,
	2019	2018	2017
	(in millions)
Cash and cash equivalents	$7,838	$8,162	$9,874
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,205	1,491	1,031
Customer collateral	1,648	1,324	1,106
Prepaid expenses and other current assets	141	—	—
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,832	$10,977	$12,011

Note 5—U.S. and Europe Retrospective Responsibility Plans
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

U.S. litigation escrow agreement. In accordance with the U.S. litigation escrow agreement, the Company maintains an escrow account, from which settlements of, or judgments in, the U.S. covered litigation are paid. The amount of the escrow is determined by the board of directors and the Company’s litigation committee, all members of which are affiliated with, or act for, certain Visa U.S.A. members. The escrow funds are held in money market investments along with the interest earned, less applicable taxes and are classified as restricted cash equivalents on the consolidated balance sheets.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table sets forth the changes in the restricted cash equivalents—U.S. litigation escrow account by fiscal year:

	2019	2018
	(in millions)
Balance at beginning of period	$1,491	$1,031
Deposits into the litigation escrow account	300	600
Payments to class plaintiffs’ settlement fund(1)	(600)	—
Payments to opt-out merchants(1) and interest earned on escrow funds	14	(140)
Balance at end of period	$1,205	$1,491

(1)	These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. The Company recorded an additional accrual of $370 million and $600 million for the U.S. covered litigation during fiscal 2019 and 2018, respectively. See Note 20—Legal Matters.
Conversion feature. Under the terms of the plan, when the Company funds the U.S. litigation escrow account, the shares of class B common stock are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. This has the same economic effect on diluted class A common stock earnings per share as repurchasing the Company’s class A common stock, because it reduces the class B conversion rate and consequently the as-converted class A common stock share count. See Note 14—Stockholders’ Equity.
Indemnification obligations. To the extent that amounts available under the U.S. litigation escrow arrangement and other agreements in the plan are insufficient to fully resolve the U.S. covered litigation, the Company will use commercially reasonable efforts to enforce the indemnification obligations of Visa U.S.A.’s members for such excess amounts, including but not limited to enforcing indemnification obligations pursuant to Visa U.S.A.’s certificate of incorporation and bylaws and in accordance with their membership agreements.
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
On October 22, 2015, Visa entered into an amendment to the loss sharing agreement. The amendment includes within the scope of U.S. covered litigation any action brought after the amendment by an opt-out from the Rule 23(b)(3) Settlement Class in MDL 1720 that arises out of facts or circumstances substantially similar to those alleged in MDL 1720 and that is not transferred to or otherwise included in MDL 1720. On the same date, Visa entered into amendments to the interchange judgment sharing agreement and omnibus agreement that include any such action within the scope of those agreements as well.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

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
September 30, 2019

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
During the year ended September 30, 2019, the Company recovered $8 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The conversion rates applicable to the UK&I and Europe preferred stock were reduced from 12.955 and 13.888, respectively, as of September 30, 2018 to 12.936 and 13.884, respectively, as of September 30, 2019.
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within equity during the year ended September 30, 2019. VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 20—Legal Matters.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2018	$2,291	$3,179	$(7)
VE territory covered losses incurred	—	—	(172)
Recovery through conversion rate adjustment	(6)	(2)	8
Balance as of September 30, 2019	$2,285	$3,177	$(171)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table(1) sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
	As-converted Value of Preferred Stock(2)	Book Value of Preferred Stock	As-converted Value of Preferred Stock(3)	Book Value of Preferred Stock
	(in millions)
UK&I preferred stock	$5,519	$2,285	$4,823	$2,291
Europe preferred stock	7,539	3,177	6,580	3,179
Total	13,058	5,462	11,403	5,470
Less: right to recover for covered losses	(171)	(171)	(7)	(7)
Total recovery for covered losses available	$12,887	$5,291	$11,396	$5,463

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2019; (b) 12.936 and 13.884, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2019; and (c) $172.01, Visa’s class A common stock closing stock price as of September 30, 2019. Earnings per share is calculated based on unrounded numbers.

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Note 6—Fair Value Measurements and Investments
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2
	2019	2018	2019	2018
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$6,494	$6,252
U.S. government-sponsored debt securities			$150	$1,048
Investment securities:
Marketable equity securities	126	113
U.S. government-sponsored debt securities			5,592	5,008
U.S. Treasury securities	675	2,508
Other current and non-current assets:
Derivative instruments			437	78
Total	$7,295	$8,873	$6,179	$6,134
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$113	$96
Accrued and other liabilities:
Derivative instruments			$52	$22
Total	$113	$96	$52	$22

There were no transfers between Level 1 and Level 2 assets during fiscal 2019.
Level 1 assets and liabilities. Money market funds, marketable equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets. The Company’s deferred compensation liability is measured at fair value based on marketable equity securities held under the deferred compensation plan.
Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

U.S. government-sponsored debt securities and U.S. Treasury securities. The Company classifies U.S. government-sponsored debt securities and U.S. Treasury securities as available-for-sale. The amortized cost, unrealized gains and losses and fair value of debt securities are as follows:

	September 30, 2019				September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$5,590	$4	$(2)	$5,592	$5,016	$—	$(8)	$5,008
U.S. Treasury securities	672	3	—	675	2,516	—	(8)	2,508
Total	$6,262	$7	$(2)	$6,267	$7,532	$—	$(16)	$7,516
Less: current portion				$(4,110)				$(3,434)
Long-term debt securities				$2,157				$4,082

Debt securities are presented below in accordance with their stated maturities. A portion of these investments, $2.2 billion, are classified as non-current, as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

Fair Value
(in millions)
September 30, 2019:
Due within one year	$4,110
Due after 1 year through 5 years	2,157
Total	$6,267

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
The following table summarizes the total carrying value of our non-marketable equity securities held as of September 30, 2019 including unrealized gains and losses since the adoption of ASU 2016-01:

For the Year Ended
September 30, 2019
(in millions)
Carrying amount, beginning of period	$137
Adjustments related to non-marketable equity securities:
Net additions (reductions)(1)	475
Upward adjustments	110
Downward adjustments(2)	(4)
Carrying amount, end of period	$718

(1)	Net reductions include transfers to marketable equity securities upon investments becoming a public company.

(2)	There were no significant impairment charges of non-marketable equity securities during fiscal 2019, 2018 and 2017.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships, trade names and reseller relationships, all of which were obtained through acquisitions. See Note 8—Intangible Assets and Goodwill.
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2019, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2019. See Note 1—Summary of Significant Accounting Policies.
Investment Income
Investment income is recorded as non-operating income in the Company’s consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2019	2018	2017
	(in millions)
Interest and dividend income on cash and investments	$247	$173	$92
Realized gains (losses), net on debt securities	1	—	(1)
Equity securities:
Unrealized gains (losses), net	117	2	6
Realized gains (losses), net from donation	—	193	—
Realized gains (losses), net	18	102	8
Investment income	$383	$470	$105

Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of long-term debt was $16.7 billion and $18.4 billion as of September 30, 2019. The carrying value and estimated fair value of long-term debt were both $16.6 billion as of September 30, 2018.
Other Financial Instruments not Measured at Fair Value
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2019, but require disclosure of their fair values: settlement receivable and payable, accounts receivable and customer collateral. The estimated fair value of such instruments at September 30, 2019 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Land	$71	$69
Buildings and building improvements	965	898
Furniture, equipment and leasehold improvements	1,913	1,661
Construction-in-progress	180	153
Technology	3,441	2,916
Total property, equipment and technology	6,570	5,697
Accumulated depreciation and amortization	(3,875)	(3,225)
Property, equipment and technology, net	$2,695	$2,472

Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payments network. At September 30, 2019 and 2018, accumulated amortization for technology was $2.3 billion and $1.9 billion, respectively.
At September 30, 2019, estimated future amortization expense on technology is as follows:

	For the Years Ending September 30,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Estimated future amortization expense	$355	$297	$226	$145	$70	$24	$1,117
Depreciation and amortization expense related to property, equipment and technology was $596 million, $558 million and $500 million for fiscal 2019, 2018 and 2017, respectively. Included in those amounts was amortization expense on technology of $357 million, $312 million and $285 million for fiscal 2019, 2018 and 2017, respectively.
Note 8—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30, 2019			September 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$701	$(314)	$387	$452	$(274)	$178
Trade names	199	(120)	79	199	(106)	93
Reseller relationships	95	(86)	9	95	(82)	13
Other	17	(13)	4	17	(11)	6
Total finite-lived intangible assets	1,012	(533)	479	763	(473)	290
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	22,217	—	22,217	23,184	—	23,184
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	26,301	—	26,301	27,268	—	27,268
Total intangible assets	$27,313	$(533)	$26,780	$28,031	$(473)	$27,558

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Amortization expense related to finite-lived intangible assets was $60 million, $55 million and $56 million for fiscal 2019, 2018 and 2017, respectively. At September 30, 2019, estimated future amortization expense on finite-lived intangible assets is as follows:

	For the Years Ending September 30,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Estimated future amortization expense	$79	$79	$73	$51	$49	$146	$477

The change in goodwill during the years ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
	(in millions)
Goodwill—beginning of fiscal year	$15,194	$15,110
Goodwill from acquisitions, net of adjustments	643	130
Foreign currency translation	(181)	(46)
Goodwill—end of fiscal year	$15,656	$15,194

For additional information on the current year acquisitions, see Note 2—Acquisitions.
There was no impairment related to the Company’s finite-lived or indefinite-lived intangible assets (including goodwill) during fiscal 2019, 2018 or 2017.
Note 9—Debt
The Company had outstanding debt as follows:

	September 30, 2019	September 30, 2018	Effective Interest Rate(1)
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$3,000	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
2.75% Senior Notes due September 2027	750	750	2.91%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
Total senior notes	$16,750	$16,750
Unamortized discounts and debt issuance costs	(108)	(120)
Hedge accounting fair value adjustments(2)	87	—
Total long-term debt	$16,729	$16,630

(1)	Effective interest rates disclosed do not reflect hedge accounting adjustments.

(2)
Represents the change in fair value of interest rate swap agreements entered into on a portion of the outstanding Senior Notes. See Note 1—Summary of Significant Accounting Policies and Note 12—Derivative and Non-derivative Financial Instruments.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Senior Notes
The Company’s outstanding senior notes, or collectively, the “Notes”, are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. The Company was in compliance with all related covenants as of September 30, 2019. Each series of Notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices.
At September 30, 2019, future principal payments on the Company’s outstanding debt are as follows:

	For the Years Ending September 30,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Future principal payments	$—	$3,000	$1,000	$2,250	$—	$10,500	$16,750

Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Company had no outstanding obligations under the program as of September 30, 2019 and 2018.
Credit Facility
On July 25, 2019, the Company entered into an amended and restated credit agreement for a 5 year, unsecured $5.0 billion revolving credit facility (the "Credit Facility"), which will expire on July 25, 2024. The Credit Facility is no longer governed by any financial covenants. This Credit Facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. Interest on borrowings under the Credit Facility will be charged at the London Interbank Offered Rate or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. The Company had no amounts outstanding under the Credit Facility as of September 30, 2019 and 2018.
Note 10—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for all eligible employees residing in the U. S. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Under the Visa Europe plans, retirement benefits are provided based on the participants’ final pensionable pay and are currently closed to new entrants. However, future benefits continue to accrue for active participants. The funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of the UK pension plans. Additional funding amounts may be agreed to with the UK pension plan trustees.
Summary of Plan Activities
Reconciliation of pension benefit obligations, plan assets, funded status and amounts recognized in the Company’s consolidated balance sheets:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Change in Pension Benefit Obligation:
Benefit obligation—beginning of fiscal year	$844	$913	$452	$433
Service cost	—	—	4	4
Interest cost	32	32	13	12
Actuarial loss (gain)	95	(38)	109	24
Benefit payments	(52)	(63)	(22)	(9)
Plan amendment	—	—	1	—
Foreign currency exchange rate changes	—	—	(29)	(12)
Benefit obligation—end of fiscal year	$919	$844	$528	$452
Accumulated benefit obligation	$919	$844	$528	$452
Change in Plan Assets:
Fair value of plan assets—beginning of fiscal year	$1,090	$1,074	$436	$433
Actual return on plan assets	52	78	93	13
Company contribution	—	1	10	11
Benefit payments	(52)	(63)	(22)	(9)
Foreign currency exchange rate changes	—	—	(27)	(12)
Fair value of plan assets—end of fiscal year	$1,090	$1,090	$490	$436
Funded status at end of fiscal year	$171	$246	$(38)	$(16)
Recognized in Consolidated Balance Sheets:
Non-current asset	$178	$252	$—	$—
Current liability	(1)	(1)	—	(10)
Non-current liability	(6)	(5)	(38)	(6)
Funded status at end of fiscal year	$171	$246	$(38)	$(16)

Amounts recognized in accumulated other comprehensive income before tax:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net actuarial loss	$154	$47	$70	$39

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Benefit obligations in excess of plan assets:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation—end of year	$(7)	$(6)	$(528)	$(452)
Fair value of plan assets—end of year	$—	$—	$490	$436
Projected benefit obligation in excess of plan assets
Benefit obligation—end of year	$(7)	$(6)	$(528)	$(452)
Fair value of plan assets—end of year	$—	$—	$490	$436

Net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2019	2018	2017	2019	2018	2017
	(in millions)
Service cost	$—	$—	$—	$4	$4	$6
Interest cost	32	32	36	13	12	11
Expected return on assets	(71)	(70)	(70)	(18)	(20)	(16)
Amortization of actuarial loss	—	—	15	—	—	2
Settlement loss	7	3	15	—	—	—
Total net periodic benefit cost	$(32)	$(35)	$(4)	$(1)	$(4)	$3

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2019	2018	2017	2019	2018	2017
	(in millions)
Current year actuarial loss (gain)	$114	$(47)	$(113)	$27	$30	$(53)
Amortization of actuarial (loss) gain	(7)	(3)	(30)	—	—	(2)
Current year prior service cost	—	—	—	1	—	—
Total recognized in other comprehensive income	$107	$(50)	$(143)	$28	$30	$(55)
Total recognized in net periodic benefit cost and other comprehensive income	$75	$(85)	$(147)	$27	$26	$(52)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Weighted-Average Actuarial Assumptions:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2019	2018	2017	2019	2018	2017
Discount rate(1) for benefit obligation:
Pension	3.26%	4.23%	3.84%	1.80%	2.90%	2.70%
Discount rate for net periodic benefit cost:
Pension	4.23%	3.84%	3.62%	2.90%	2.70%	2.40%
Expected long-term rate of return on plan assets(2)	7.00%	7.00%	7.00%	3.00%	4.25%	4.50%
Rate of increase(3) in compensation levels for:
Benefit obligation	NA	NA	NA	2.50%	3.20%	3.20%
Net periodic benefit cost	NA	NA	NA	2.50%	3.20%	3.20%

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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances pension plan assets, as appropriate, to ensure that allocations are consistent with its investment strategy and within target allocation ranges. For U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity securities of 50% to 80%, fixed income securities of 25% to 35% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 7%. At September 30, 2019, U.S. pension plan asset allocations for these categories were 65%, 33% and 2%, respectively, which were within target allocation ranges.
For non-U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity securities of 15%, interest and inflation hedging assets of 40% and other of 45%, consisting of cash and cash equivalents, corporate debt and asset-backed securities, multi-asset funds and property. At September 30, 2019, non-U.S. pension plan asset allocations for these categories were 14%, 48% and 38%, respectively, which generally aligned with the target allocations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following tables set forth by level, within the fair value hierarchy, the pension plans’ investments at fair value as of September 30, 2019 and 2018, including the impact of transactions that were not settled at the end of September:

	U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Cash equivalents	$18	$65					$18	$65
Collective investment funds			$580	$571			580	571
Corporate debt securities			188	187			188	187
U.S. government-sponsored debt securities			35	30			35	30
U.S. Treasury securities	99	62					99	62
Asset-backed securities					$37	$34	37	34
Equity securities	133	141					133	141
Total	$250	$268	$803	$788	$37	$34	$1,090	$1,090

	Non-U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Cash and cash equivalents	$16	$6					$16	$6
Corporate debt securities			$44				44	—
Asset-backed securities					$51	$33	51	33
Equity securities	66	68					66	68
Multi-asset securities(1)			313	$329			313	329
Total	$82	$74	$357	$329	$51	$33	$490	$436

(1)	Multi-asset securities represent pension plan assets that are invested in funds comprised of broad ranges of assets.
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
There were no transfers between Level 1 and Level 2 assets during fiscal 2019 or 2018. A roll-forward of Level 3 plan assets measured at fair value is not presented because activities during fiscal 2019 and 2018 were immaterial.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Cash Flows

	U.S. Plans	Non-U.S. Plans
	(in millions)
Actual employer contributions
2019	$—	$10
2018	1	11
Expected employer contributions
2020	1	10
Expected benefit payments
2020	127	6
2021	92	6
2022	86	6
2023	82	6
2024	74	6
2025-2029	293	34

Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the U.S. Personnel costs included $121 million, $93 million, and $58 million in fiscal 2019, 2018 and 2017, respectively, for expenses attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. The Company’s maximum settlement exposure was $92.0 billion and the average daily settlement exposure was $57.1 billion during the year ended September 30, 2019.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At September 30, 2019 and 2018, the Company held the following collateral to manage settlement exposure:

	September 30, 2019	September 30, 2018
	(in millions)
Restricted cash equivalents	$1,648	$1,708
Pledged securities at market value	259	192
Letters of credit	1,293	1,382
Guarantees	477	860
Total	$3,677	$4,142

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Note 12—Derivative and Non-derivative Financial Instruments
Derivative Financial Instruments
Designated derivative financial instrument hedges. The aggregate notional amount of the Company’s derivative contracts outstanding in its hedge program was $10.9 billion at September 30, 2019 and $2.5 billion at September 30, 2018.
Cash Flow Hedges
As of September 30, 2019 and 2018, the Company’s cash flow hedges in an asset position totaled $47 million and $78 million, respectively, and were classified in prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2019 and 2018 cash flow hedges in a liability position totaled $31 million and $20 million, respectively, and were classified in accrued liabilities on the consolidated balance sheets. These amounts are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies.
The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded from effectiveness testing and measurement purposes. Excluded forward points are reported in earnings. For fiscal 2019, 2018 and 2017, the amounts by which earnings were reduced relating to excluded forward points from cash flow hedges were $12 million, $9 million and $18 million, respectively.
The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income or loss related to that hedge is reclassified to operating revenue or expense. The Company expects to reclassify $22 million of pre-tax gains to earnings during fiscal 2020.
Net Investment and Fair Value Hedges
In fiscal 2019, the Company entered into foreign exchange forward contracts which were designated as a net investment hedge against a portion of the Company’s $18.8 billion net investment in Visa Europe as of September 30, 2019.
In fiscal 2019, the Company also entered into interest rate and cross-currency swap agreements on a portion of the Company’s outstanding 3.15% Senior Notes due December 2025. The Company designated the interest rate swap as a fair value hedge and the cross-currency swap as a net investment hedge. There were no swap agreements outstanding as of September 30, 2018.
As of September 30, 2019, the Company’s net investment hedges in an asset position totaled $298 million and were classified in prepaid expenses and other current assets and other assets on the consolidated balance sheets, and no net investment hedges were in a liability position. There were no derivative instruments designated as a net investment hedge outstanding as of September 30, 2018.
As of September 30, 2019, the Company’s fair value hedges in an asset position totaled $89 million and were classified in other assets on the consolidated balance sheets, while fair value hedges in a liability position totaled $2 million and were classified in other liabilities on the consolidated balance sheets. There were no fair value hedges outstanding as of September 30, 2018.
For fiscal 2019, the Company recorded an increase in earnings of $95 million related to forward points and interest differentials from forward contracts and swap agreements, respectively, which are excluded from effectiveness testing.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Non-designated derivative financial instrument hedges
The Company utilizes foreign exchange derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currency. As of September 30, 2019 and 2018, the aggregate notional amount of these balance sheet hedges was $0.8 billion and $1.2 billion, respectively.
Credit and market risks. The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2019, the Company has received collateral of $34 million, from counterparties, which is included in accrued liabilities in the consolidated balance sheets, and posted collateral of $33 million, which is included in prepaid expenses and other current assets in the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant as of September 30, 2019.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
As of September 30, 2018, the Company had designated $1.1 billion of its euro-denominated deferred cash consideration liability, a non-derivative financial instrument, as a hedge against a portion of the foreign currency exchange rate exposure of the Company’s euro-denominated net investment in Visa Europe. In June 2019, the Company paid the deferred consideration and therefore there were no hedged non-derivative financial instruments as of September 30, 2019.
Note 13—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property, equipment and technology assets are classified by major geographic areas as follows:

	September 30, 2019	September 30, 2018
	(in millions)
U.S.	$2,319	$2,152
International	376	320
Total	$2,695	$2,472

Revenues by geographic market is primarily based on the location of the issuing financial institution. Revenues earned in the U.S. were approximately 45% of net revenues in fiscal 2019, 45% in fiscal 2018 and 47% in fiscal 2017. No individual country, other than the U.S., generated more than 10% of net revenues in these years.
A significant portion of Visa’s net revenues is concentrated among its largest clients. Loss of business from any of these clients could have an adverse effect on the Company. The Company did not have any customer that generated greater than 10% of its net revenues in fiscal 2019, 2018 and 2017.
Note 14—Stockholders’ Equity
Visa Europe acquisition. In connection with the Visa Europe acquisition, three new series of preferred stock of the Company were created. Upon issuance, all of the preferred stock participate on an as-converted basis in regular quarterly cash dividends declared on the Company’s class A common stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

As-converted class A common stock. The UK&I and Europe preferred stock, issued in the Visa Europe acquisition, is convertible upon certain conditions into shares of class A common stock or class A equivalent preferred stock, at an initial conversion rate of 13.952 shares of class A common stock for each share of UK&I and Europe preferred stock. The conversion rates may be reduced from time to time to offset certain liabilities. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis at September 30, 2019 and 2018, are as follows:

	September 30, 2019				September 30, 2018
	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
UK&I preferred stock	2	12.9360		32	2	12.9550		32
Europe preferred stock	3	13.8840		44	3	13.8880		44
Class A common stock(2)	1,718	—		1,718	1,768	—		1,768
Class B common stock	245	1.6228	(3)	398	245	1.6298	(3)	400
Class C common stock	11	4.0000		45	12	4.0000		47
Total				2,237				2,291

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding reflect repurchases settled on or before September 30, 2019 and 2018.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. During fiscal 2019, total as-converted class A common stock was reduced by 58 million shares at an average price of $154.62 per share. Of the 58 million shares, 56 million were repurchased in the open market using $8.6 billion of operating cash on hand. Additionally, in fiscal 2019, the Company deposited $300 million of operating cash into the litigation escrow account previously established under the U.S. retrospective responsibility plan. Also, the Company recovered $8 million of VE territory covered losses in accordance with the Europe retrospective responsibility plan during fiscal 2019. The deposit and recovery have the same economic effect on earnings per share as repurchasing the Company’s class A common stock because they reduce the class B common stock conversion rate and the UK&I and Europe preferred stock conversion rates and consequently, reduce the as-converted class A common stock share count. See Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table presents as-converted UK&I and Europe preferred stock, after the Company recovered VE territory covered losses through conversion rate adjustments:

	For the Years Ended September 30,
	2019				2018				2017
	UK&I		Europe		UK&I		Europe		UK&I	Europe
	(in millions, except per share and conversion rate data)
Reduction in equivalent number of as-converted shares of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)	2	—	(1)
Effective price per share(2)	$141.32		$150.26		$113.05		$112.92		$88.70	$85.01
Recovery through conversion rate adjustment	$6		$2		$35		$21		$190	$1

(1)	The reduction in equivalent number of shares of class A common stock was less than one million shares.

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

Common stock repurchases. The following table(1) presents share repurchases in the open market for the following fiscal years:

	For the Years Ended September 30,
	2019	2018	2017
	(in millions, except per share data)
Shares repurchased in the open market(2)	56	58	77
Average repurchase price per share(3)	$154.01	$123.76	$89.98
Total cost	$8,607	$7,192	$6,891

(1)
Shares repurchased in the open market reflect repurchases settled during fiscal 2019, 2018 and 2017. These amounts include repurchases traded but not yet settled on or before September 30, 2019, September 30, 2018 and September 30, 2017 for fiscal 2019, 2018 and 2017, respectively. Also, these exclude repurchases traded but not yet settled on or before September 30, 2019, September 30, 2018 and September 30, 2017 for fiscal 2019, 2018 and 2017, respectively.

(2)	All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(3)	Average repurchase price per share is calculated based on unrounded numbers.
In January 2019, the Company’s board of directors authorized an additional $8.5 billion share repurchase program. This authorization has no expiration date. As of September 30, 2019, the Company’s January 2019 share repurchase program had remaining authorized funds of $4.1 billion. All share repurchase programs authorized prior to January 2019 have been completed.
Under the terms of the U.S. retrospective responsibility plan, when the Company makes a deposit into the litigation escrow account, the shares of class B common stock are subject to dilution through a reduction to the conversion rate of the shares of class B common stock to shares of class A common stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table presents as-converted class B common stock after deposits into the litigation escrow account for fiscal 2019 and 2018. There were no comparable adjustments recorded for as-converted class B common stock for fiscal 2017.

	For the Years Ended September 30,
	2019	2018
	(in millions, except per share data)
Reduction in equivalent number of as-converted shares of class A common stock	2	5
Effective price per share(1)	$174.73	$132.32
Deposits under the U.S. retrospective responsibility plan	$300	$600

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
Adjustment of the conversion rate occurs upon: (i) the completion of any follow-on offering of class A common stock completed to increase the size of the U.S. litigation escrow account (or any cash deposit by the Company in lieu thereof) resulting in a further corresponding decrease in the conversion rate; or (ii) the final resolution of the U.S. covered litigation and the release of funds remaining on deposit in the U.S. litigation escrow account to the Company resulting in a corresponding increase in the conversion rate. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
Class C common stock. As of September 30, 2019, all of the shares of class C common stock have been released from transfer restrictions. A total of 140 million shares have been converted from class C to class A common stock upon their sale into the public market.
Preferred stock. Preferred stock may be issued as redeemable or non-redeemable, and has preference over any class of common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. The Company had 5 million shares of UK&I and Europe preferred stock outstanding at the end of fiscal 2019 and 2018. The shares of UK&I and Europe preferred stock are subject to restrictions on transfer and may become convertible in stages based on developments in the VE territory covered litigation. The shares of UK&I and Europe preferred stock will become fully convertible on the 12th anniversary of the Closing, subject only to a holdback to cover any then-pending claims. Upon any such conversion of the UK&I or Europe preferred stock (whether by such 12th anniversary, or thereafter with respect to claims pending on such anniversary), the holder would receive either class A common stock or class A equivalent preferred stock (for those who are not eligible to hold class A common stock pursuant to the Company’s charter). The class A equivalent preferred stock will be freely transferable and each share of class A equivalent preferred stock will automatically convert into 100 shares of class A common stock upon a transfer to any holder that is eligible to hold class A common stock under the charter. See Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

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
Dividends declared. The Company declared and paid $2.3 billion in dividends in fiscal 2019 at a quarterly rate of $0.25 per share in the fiscal year. On October 22, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on December 3, 2019, to all holders of record of the Company’s common and preferred stock as of November 15, 2019.
Note 15—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares of each class of common stock outstanding reflects changes in ownership over the periods presented. See Note 14—Stockholders’ Equity.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table presents earnings per share for fiscal 2019(1).

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
	(in millions, except per share data)
Class A common stock	$9,273	1,742	$5.32	$12,080	2,272	(3)	$5.32
Class B common stock	2,130	245	$8.68	2,127	245		$8.66
Class C common stock	247	12	$21.30	246	12		$21.26
Participating securities(4)	430	Not presented	Not presented	429	Not presented		Not presented
Net income	$12,080
The following table presents earnings per share for fiscal 2018(1).

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
	(in millions, except per share data)
Class A common stock	$7,937	1,792	$4.43	$10,301	2,329	(3)	$4.42
Class B common stock	1,787	245	$7.28	1,785	245		$7.27
Class C common stock	218	12	$17.72	217	12		$17.69
Participating securities(4)	359	Not presented	Not presented	358	Not presented		Not presented
Net income	$10,301
The following table presents earnings per share for fiscal 2017(1).

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)	Income Allocation (A)(2)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)
	(in millions, except per share data)
Class A common stock	$5,170	1,845	$2.80	$6,699	2,395	(3)	$2.80
Class B common stock	1,134	245	$4.62	1,132	245		$4.61
Class C common stock	163	14	$11.21	162	14		$11.19
Participating securities(4)	232	Not presented	Not presented	232	Not presented		Not presented
Net income	$6,699

(1)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(2)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 400 million, 403 million and 405 million for fiscal 2019, 2018 and 2017, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 46 million, 49 million and 58 million for fiscal 2019, 2018 and 2017, respectively. The weighted-average number of shares of preferred stock included within participating securities was 32 million, 32 million and 33 million of as-converted UK&I preferred stock for fiscal 2019, 2018 and 2017, respectively, and 44 million of as-converted Europe preferred stock for fiscal 2019, 2018 and 2017.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 3 million, 3 million and 5 million common stock equivalents for fiscal 2019, 2018 and 2017, respectively, because their effect would have been dilutive. The computation excludes 1 million, 1 million and 2 million of common stock equivalents for fiscal 2019, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

(4)
Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s UK&I and Europe preferred stock, restricted stock awards, restricted stock units and earned performance-based shares. Participating securities’ income is allocated based on the weighted-average number of shares of as-converted stock. See Note 14—Stockholders’ Equity.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

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
Share-based compensation cost is recorded net of estimated forfeitures on a straight-line basis for awards with service conditions only, and on a graded-vesting basis for awards with service, performance and market conditions. For fiscal 2019, 2018 and 2017, the Company recorded share-based compensation cost related to the EIP of $388 million, $312 million and $224 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits were $59 million, $53 million and $67 million for fiscal 2019, 2018 and 2017, respectively. The amount of capitalized share-based compensation cost was immaterial during fiscal 2019, 2018 and 2017.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
During fiscal 2019, 2018 and 2017, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2019	2018	2017
Expected term (in years)(1)	3.98	4.00	4.23
Risk-free rate of return(2)	2.9%	2.0%	1.6%
Expected volatility(3)	20.2%	18.3%	20.2%
Expected dividend yield(4)	0.7%	0.7%	0.8%
Fair value per option granted	$25.89	$18.24	$13.90

(1)
Until March 2018, this assumption was based on the Company’s historical option exercises and those of a set of peer companies that management believed to be generally comparable to Visa. The Company’s data was weighted based on the number of years between the measurement date and Visa’s IPO date as a percentage of the options’ contractual term. The relative weighting placed on Visa’s data and peer data for stock options granted until March 2018 was approximately 97% and 3% in fiscal 2018, respectively, and 87% and 13% in fiscal 2017, respectively. The assumptions for stock options granted after March 2018 was based on Visa’s historical exercise experience as the passage of time since the Company’s IPO has exceeded 10 years.

(2)	Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.

(3)	Based on the Company’s implied and historical volatility.

(4)	Based on the Company’s annual dividend rate on the date of grant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table summarizes the Company’s option activity for fiscal 2019:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2018	5,788,840	$75.30
Granted	1,109,645	$134.76
Forfeited	(108,973)	$114.04
Expired	(33,574)	$28.85
Exercised	(1,041,280)	$54.44
Outstanding at September 30, 2019	5,714,658	$90.18	6.83	$468
Options exercisable at September 30, 2019	3,230,165	$70.66	5.63	$327
Options exercisable and expected to vest at September 30, 2019(2)	5,635,182	$89.69	6.80	$464

(1)	Calculated using the closing stock price on the last trading day of fiscal 2019 of $172.01, less the option exercise price, multiplied by the number of instruments.

(2)	Applied a forfeiture rate to unvested options outstanding at September 30, 2019 to estimate the options expected to vest in the future.
For the options exercised during fiscal 2019, 2018 and 2017, the total intrinsic value was $107 million, $249 million and $178 million, respectively, and the tax benefit realized was $23 million, $55 million and $62 million, respectively. As of September 30, 2019, there was $19 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.50 years.
Restricted Stock Awards and Restricted Stock Units
RSAs and RSUs issued under the EIP primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.

Upon vesting, the RSAs are settled in class A common stock on a one-for-one basis. During the vesting period, RSA award recipients are eligible to receive dividends and participate in the same voting rights as those granted to the holders of the underlying class A common stock. Upon vesting, RSUs can be settled in class A common stock on a one-for-one basis or in cash, or a combination thereof, at the Company’s option. The Company does not currently intend to settle any RSUs in cash. During the vesting period, RSU award recipients are eligible to receive dividend equivalents, but do not participate in the voting rights granted to the holders of the underlying class A common stock. The Company discontinued granting RSAs in fiscal 2016 but will continue to grant RSUs under the EIP. As of September 30, 2018, there were no RSAs outstanding.
The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during fiscal 2019, 2018 and 2017 was $137.38, $111.11 and $81.67, respectively. The total grant-date fair value of RSAs and RSUs vested during fiscal 2019, 2018 and 2017 was $228 million, $183 million and $163 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table summarizes the Company’s RSU activity for fiscal 2019:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2018	5,204,454	$96.50
Granted	2,785,534	$137.38
Vested	(2,450,257)	$93.12
Forfeited	(372,972)	$115.15
Outstanding at September 30, 2019	5,166,759	$118.79	0.85	$889

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2019 of $172.01 by the number of instruments.
At September 30, 2019, there was $332 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.85 years.
Performance-based Shares
For the Company’s performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on the Company’s earnings per share target. The market condition is based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. The fair value of the performance-based shares, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. The grant-date fair value of performance-based shares granted in fiscal 2019, 2018 and 2017 was $153.42, $120.11 and $86.37 per share, respectively. Earned performance shares granted in fiscal 2019, 2018 and 2017 vest approximately three years from the initial grant date. All performance awards are subject to earlier vesting in full under certain conditions.
Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period.
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2019:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2018	999,416	$102.07
Granted(2)	540,538	$153.42
Vested and earned	(419,908)	$97.71
Unearned	—	$—
Forfeited	(49,356)	$127.66
Outstanding at September 30, 2019	1,070,690	$129.08	0.80	$184

(1)	Calculated by multiplying the closing stock price on the last trading day of fiscal 2019 of $172.01 by the number of instruments.

(2)	Represents the maximum number of performance-based shares which could be earned.
At September 30, 2019, there was $37 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.80 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Employee Stock Purchase Plan
The Visa Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to purchase the Company’s class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. A total of 20 million shares of class A common stock have been reserved for issuance under the ESPP. ESPP did not have a material impact on the consolidated financial statements in fiscal 2019, 2018 or 2017.
Note 17—Commitments and Contingencies
Commitments. The Company leases certain premises, equipment and software licenses throughout the world with varying expiration dates. The Company incurred total rent expense of $286 million, $224 million and $159 million in fiscal 2019, 2018 and 2017, respectively. At September 30, 2019, future minimum payments on leases are as follows:

	For the Years Ending September 30,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Operating leases	$143	$121	$106	$96	$82	$250	$798

Note 18—Related Parties
Visa considers an entity to be a related party for purposes of this disclosure if that entity owns more than 10% of Visa’s total voting common stock at the end of the fiscal year, or if an officer or employee of that entity also serves on the Company’s board of directors. The Company considers an investee to be a related party if the Company’s: (i) ownership interest in the investee is greater than or equal to 10% or (ii) if the investment is accounted for under the equity method of accounting. At September 30, 2019 and 2018, no entity owned more than 10% of the Company’s total voting common stock. There were no significant transactions with related parties during fiscal 2019, 2018 and 2017.
Note 19—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	For the Years Ended September 30,
	2019	2018	2017
	(in millions)
U.S.	$9,536	$8,088	$8,440
Non-U.S.	5,348	4,718	3,254
Total income before taxes	$14,884	$12,806	$11,694

U.S. income before taxes included $3.0 billion, $2.7 billion and $2.9 billion of the Company’s U.S. entities’ income from operations outside of the U.S. for fiscal 2019, 2018 and 2017, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Income tax provision by fiscal year consisted of the following:

	For the Years Ended September 30,
	2019	2018	2017
	(in millions)
Current:
U.S. federal	$1,504	$2,819	$2,377
State and local	243	219	291
Non-U.S.	843	754	629
Total current taxes	2,590	3,792	3,297
Deferred:
U.S. federal	184	(1,214)	1,607
State and local	28	(96)	66
Non-U.S.	2	23	25
Total deferred taxes	214	(1,287)	1,698
Total income tax provision	$2,804	$2,505	$4,995

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2019 and 2018, are presented below:

	September 30,
	2019	2018
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$117	$135
Accrued litigation obligation	273	329
Client incentives	125	213
Net operating loss carryforwards	65	34
Comprehensive loss	33	17
Federal benefit of state taxes	148	120
Other	6	127
Valuation allowance	(69)	(34)
Deferred tax assets	698	941
Deferred Tax Liabilities:
Property, equipment and technology, net	(314)	(286)
Intangible assets	(4,983)	(5,153)
Foreign taxes	(184)	(106)
Deferred tax liabilities	(5,481)	(5,545)
Net deferred tax liabilities	$(4,783)	$(4,604)

The Tax Act, enacted on December 22, 2017, transitioned the U.S. tax system to a territorial system and lowered the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, the Company’s statutory federal corporate rate was a blended rate of 24.5%, which was reduced to 21% in fiscal 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

In transitioning to the territorial tax system, the Tax Act required the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in its fiscal 2018 taxable income. Such foreign earnings were subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8% on the remaining non-cash amount. The 15.5% and 8% tax, collectively referred to as the “transition tax”, was estimated to be $1.1 billion, and was recorded as a provisional amount in fiscal 2018. The Company also recorded provisional amounts for the tax effects of various other new provisions in fiscal 2018. As permitted by ASU 2018-05, the Company completed the determination of the accounting impacts of the transition tax and various provisions in the first quarter of fiscal 2019. The adjustments to the provisional amounts were not material. The transition tax will be paid over a period of eight years as permitted by the Tax Act.
In addition, the Tax Act enacted a new deduction for foreign-derived intangible income (“FDII”) and a tax on global intangible low-tax income (“GILTI”), effective for the Company on October 1, 2018. In fiscal 2019, the Company adopted the accounting policy of accounting for taxes on GILTI in the period that it is subject to such tax.
At September 30, 2019 and 2018, net deferred tax assets of $24 million and $14 million, respectively, are reflected in other assets on the consolidated balance sheets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2019 and 2018 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2019, the Company had $17 million federal, $19 million state and $311 million foreign net operating loss carryforwards from acquired subsidiaries. Federal and state net operating loss carryforwards generated in years prior to fiscal 2018 will expire in fiscal 2028 through 2037. Federal net operating losses generated after fiscal 2017 and the foreign net operating losses may be carried forward indefinitely. The Company expects to fully utilize the state net operating loss carryforwards in future years.
The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate to pretax income, as a result of the following:

	For the Years Ended September 30,
	2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$3,126	21%	$3,141	25%	$4,093	35%
State income taxes, net of federal benefit	223	2%	201	2%	200	2%
Non-U.S. tax effect, net of federal benefit	(527)	(4)%	(465)	(4)%	(641)	(5)%
Transition tax on foreign earnings	—	—%	1,147	9%	—	—%
Remeasurement of deferred tax balances	—	—%	(1,133)	(9)%	—	—%
Reorganization of Visa Europe and other legal entities	—	—%	—	—%	1,515	13%
Other, net	(18)	—%	(386)	(3)%	(172)	(2)%
Income tax provision	$2,804	19%	$2,505	20%	$4,995	43%

The effective income tax rate was 19% in fiscal 2019 and 20% in fiscal 2018. The effective tax rate in fiscal 2019 differs from the effective tax rate in fiscal 2018 primarily due to:

•	a decrease in federal statutory rate as a result of the Tax Act, from a blended rate of 24.5% in fiscal 2018 to a rate of 21% in fiscal 2019, as discussed above;

•	new FDII and GILTI provisions enacted as part of the Tax Act, as discussed above; and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

•	the absence of the following items recorded in fiscal 2018:

▪	a $1.1 billion one-time transition tax expense on certain untaxed foreign earnings in accordance with the Tax Act;

▪	a $1.1 billion non-recurring, non-cash benefit from the remeasurement of deferred tax balances due to the reduction in U.S. federal tax rate enacted by the Tax Act; and

▪	$161 million of tax benefits due to various non-recurring audit settlements.
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
Current income taxes receivable were $130 million and $82 million at September 30, 2019 and 2018, respectively. Non-current income taxes receivable of $771 million and $689 million at September 30, 2019 and 2018, respectively, were included in other assets. Income taxes payable of $327 million and $257 million at September 30, 2019 and 2018, respectively, were included in accrued liabilities. Accrued income taxes of $2.5 billion and $2.4 billion at September 30, 2019 and 2018, respectively, were included in other liabilities.
The Company’s operating hub in the Asia Pacific region is located in Singapore. It is subject to a tax incentive which is effective through September 30, 2023, and is conditional upon meeting certain business operations and employment thresholds in Singapore. The tax incentive decreased Singapore tax by $324 million, $295 million and $252 million, and the benefit of the tax incentive on diluted earnings per share was $0.14, $0.13 and $0.11 in fiscal 2019, 2018 and 2017, respectively.
In accordance with Accounting Standards Codification 740—Income Taxes, the Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2019, 2018, and 2017, the Company’s total gross unrecognized tax benefits were $2.2 billion, $1.7 billion and $1.4 billion, respectively, exclusive of interest and penalties described below. Included in the $2.2 billion, $1.7 billion and $1.4 billion are $1.4 billion, $1.2 billion and $1.1 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2019	2018	2017
	(in millions)
Balance at beginning of period	$1,658	$1,353	$1,160
Increases of unrecognized tax benefits related to prior years	216	367	56
Decreases of unrecognized tax benefits related to prior years	(13)	(233)	(59)
Increases of unrecognized tax benefits related to current year	384	172	197
Decreases related to settlements with taxing authorities	(9)	—	—
Reductions related to lapsing statute of limitations	(2)	(1)	(1)
Balance at end of period	$2,234	$1,658	$1,353

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

It is the Company’s policy to account for interest expense and penalties related to uncertain tax positions in non-operating expense in its consolidated statements of operations. The Company recognized $66 million, $15 million and $23 million of interest expense in fiscal 2019, 2018 and 2017, respectively, related to uncertain tax positions. The Company accrued $5 million and $1 million of penalties in fiscal 2019 and fiscal 2017, respectively, and accrued no penalties in fiscal 2018, related to uncertain tax positions. At September 30, 2019 and 2018, the Company had accrued interest of $165 million and $99 million, respectively, and accrued penalties of $26 million and $34 million, respectively, related to uncertain tax positions included in other long-term liabilities in its consolidated balance sheets.
The Company’s fiscal 2012 through 2015 U.S. federal income tax return is currently under Internal Revenue Service (IRS) examination. The Company has filed federal refund claims for fiscal years 2008 through 2011, which are also currently under IRS examination. Except for the refund claims, the federal statutes of limitations have expired for fiscal years prior to 2012. The Company’s fiscal years 2006 through 2015 California tax returns are currently under examination. The California statutes of limitations have expired for fiscal years prior to 2006.
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
The India tax authorities completed the first level examination of the Company’s income tax returns for the taxable years falling within the period from fiscal 2010 to 2015, and proposed certain assessments. The Company objected to these proposed assessments and filed appeals to the appellate authorities. While the timing and outcome of the final resolution of these appeals are uncertain, the Company believes that its income tax provision adequately reflects its income tax obligations in India.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table summarizes the activity related to accrued litigation by fiscal year:

	2019	2018
	(in millions)
Balance at beginning of period	$1,434	$982
Provision for uncovered legal matters	37	7
Provision for covered legal matters	535	601
Payments for legal matters	(803)	(156)
Balance at end of period	$1,203	$1,434

Accrual Summary—U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans. An accrual for the U.S. covered litigation and a charge to the litigation provision are recorded when a loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The total accrual related to the U.S. covered litigation could be either higher or lower than the escrow account balance.
The following table summarizes the accrual activity related to U.S. covered litigation by fiscal year:

	2019	2018
	(in millions)
Balance at beginning of period	$1,428	$978
Provision for interchange multidistrict litigation	370	600
Payments for U.S. covered litigation	(600)	(150)
Balance at end of period	$1,198	$1,428

During the third quarter of fiscal 2018, pursuant to an amended settlement agreement that superseded the 2012 Settlement Agreement, the Company recorded an additional accrual and deposited $600 million into the U.S. litigation escrow account and in fiscal 2019 paid the amount into court-authorized settlement accounts established under the amended settlement agreement. During the fourth quarter of fiscal 2019, the Company recorded an additional accrual of $370 million and deposited $300 million into the U.S. litigation escrow account to address “opt-out” claims for merchants who opted out of the amended settlement agreement. See further discussion below under Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions and Note 5—U.S. and Europe Retrospective Responsibility Plans.
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the conversion rates applicable to the UK&I preferred stock and Europe preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders’ equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

The following table summarizes the accrual activity related to VE territory covered litigation by fiscal year:

	2019	2018
	(in millions)
Balance at beginning of period	$—	$1
Accrual for VE territory covered litigation	165	1
Payments for VE territory covered litigation	(160)	(2)
Balance at end of period	$5	$—

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
Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs signed a settlement agreement (the “2012 Settlement Agreement”) to resolve the class plaintiffs’ claims. Pursuant to the 2012 Settlement Agreement, the Company deposited approximately $4.0 billion from the U.S. litigation escrow account and approximately $500 million attributable to interchange reductions for an eight-month period into court-authorized settlement accounts. Visa subsequently received from the Court and deposited into the Company’s U.S. litigation escrow account “takedown payments” of approximately $1.1 billion. On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the lower court’s certification of the merchant class, reversed the approval of the settlement, and remanded the case to the lower court for further proceedings.
On remand, the district court entered an order appointing interim counsel for two putative classes of plaintiffs, a “Damages Class” and an “Injunctive Relief Class.” The plaintiffs purporting to act on behalf of the putative Damages Class subsequently filed a Third Consolidated Amended Class Action Complaint, seeking money damages and attorneys’ fees, among other relief. A new group of purported class plaintiffs, acting on behalf of the putative Injunctive Relief Class, filed a class action complaint against Visa, Mastercard, and certain bank defendants seeking, among other things, an injunction against the setting of default interchange rates; against certain Visa operating rules relating to merchants, including the honor-all-cards rule; and against various transaction fees, including the fixed acquirer network fee, as well as attorneys’ fees.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

On September 17, 2018, Visa, Mastercard, and certain U.S. financial institutions reached an agreement with plaintiffs purporting to act on behalf of the putative Damages Class to resolve all Damages Class claims (the “Amended Settlement Agreement”), subject to court approval. The Amended Settlement Agreement supersedes the 2012 Settlement Agreement and includes, among other terms, a release from participating class members for liability arising out of conduct alleged by the Damages Class in the litigation, including claims that accrue no later than five years after the Amended Settlement Agreement becomes final. Participating class members will not release injunctive relief claims as a named representative or non-representative class member in the putative Injunctive Relief Class. The Amended Settlement Agreement also required an additional settlement payment from all defendants totaling $900 million, with the Company’s share of $600 million paid from the Company’s litigation escrow account established pursuant to the Company’s retrospective responsibility plan. See Note 5—U.S. and Europe Retrospective Responsibility Plans. The additional settlement payment was added to the approximately $5.3 billion previously deposited into settlement accounts by the defendants pursuant to the 2012 Settlement Agreement. Based on the percentage of class members (by payment volume) that opted out of the class, following final approval of the Amended Settlement Agreement $700 million will be returned to defendants. Visa’s portion of the takedown payment is calculated to be approximately $467 million, and upon receipt, will be deposited into the litigation escrow account with a corresponding increase in accrued litigation to address opt-out claims.
On January 24, 2019, the district court granted preliminary approval of the Amended Settlement Agreement, and on June 7, 2019, the Damages Class plaintiffs moved for final approval of the Amended Settlement Agreement. Certain merchants in the proposed settlement class have objected to the settlement and/or submitted requests to opt out of the settlement class. The district court held a settlement approval hearing on November 7, 2019.
Settlement discussions with plaintiffs purporting to act on behalf of the putative Injunctive Relief Class are ongoing. On January 16, 2019, the bank defendants moved to dismiss the claims brought against them by the Injunctive Relief Class on the grounds that plaintiffs lack standing and failed to state a claim against the bank defendants.
Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions
Since May 2013, more than 50 cases have been filed in or removed to various federal district courts by hundreds of merchants generally pursuing damages claims on allegations similar to those raised in MDL 1720. The cases name as defendants Visa Inc., Visa U.S.A., Visa International, Mastercard Incorporated and Mastercard International Incorporated, although some also include certain U.S. financial institutions as defendants. A number of the cases include allegations that Visa has monopolized, attempted to monopolize, and/or conspired to monopolize debit card-related market segments. Some of the cases seek an injunction against the setting of default interchange rates; certain Visa operating rules relating to merchants, including the honor-all-cards rule; and various transaction fees, including the fixed acquirer network fee. In addition, some cases assert that Visa, Mastercard and/or their member banks conspired to prevent the adoption of chip-and-PIN authentication in the U.S. or otherwise circumvent competition in the debit market. Certain individual merchants have filed amended complaints to, among other things, add claims for injunctive relief and update claims for damages.
In addition to the cases filed by individual merchants, Visa, Mastercard, and certain U.S. financial institution defendants in MDL 1720 filed complaints against certain merchants in the Eastern District of New York seeking, in part, a declaration that Visa’s conduct did not violate federal or state antitrust laws.
The individual merchant actions described in this section have been either assigned to the judge presiding over MDL 1720, or have been transferred or are being considered for transfer by the Judicial Panel on Multidistrict Litigation for inclusion in MDL 1720. These individual merchant actions are U.S. covered litigation for purposes of the U.S. retrospective responsibility plan. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The Company believes it has substantial defenses to the claims asserted in the putative class actions and individual merchant actions, but the final outcome of individual legal claims is inherently unpredictable. The Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of merchants’ claims, and such developments could have a material adverse effect on the Company’s financial results in the period in which the effect becomes probable and reasonably estimable. While the U.S. retrospective responsibility plan is designed to address monetary liability in these matters, see Note 5—U.S. and Europe Retrospective Responsibility Plans, judgments or settlements that require the Company to change its business practices, rules, or contractual commitments could adversely affect the Company’s financial results.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 500 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK and Germany primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, Irish domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa Europe, Visa Inc. and Visa International have settled the claims asserted by over 100 Merchants, leaving more than 400 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company has learned that several additional European entities have indicated that they may also bring similar claims and the Company anticipates additional claims in the future.
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
The full scope of damages is not yet known because not all Merchant claims have been served and Visa has substantial defenses. However, the claims that have been issued, served and/or preserved seek several billion dollars in damages.
Other Litigation
European Commission DCC Investigation
In 2013, the European Commission (EC) opened an investigation against Visa Europe, based on a complaint alleging that Visa Europe’s pricing of and rules relating to Dynamic Currency Conversion (DCC) transactions infringe EU competition rules. This investigation is pending.
Canadian Merchant Litigation
Beginning in December 2010, a number of class action lawsuits were filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta against Visa Canada, Mastercard and ten financial institutions on behalf of merchants that accept payment by Visa and/or Mastercard credit cards. The actions allege a violation of Canada’s price-fixing law and various common law claims based on separate Visa and Mastercard conspiracies in respect of default interchange and certain of the networks’ rules. In 2015 and 2016, four financial institutions settled with the plaintiffs. In June 2017, Visa, Mastercard and a fifth financial institution also reached settlements with the plaintiffs. Settlement approval hearings were held in 2018 and courts in each of the five provinces approved the settlements. Wal-Mart Canada and/or Home Depot of Canada Inc. have filed notices of appeal of the decisions approving the settlements. On August 30, 2019, September 9, 2019, and October 17, 2019, the Court of Appeals in British Columbia, Quebec and Ontario, respectively, rejected the appeals filed by Wal-Mart Canada and Home Depot of Canada Inc. Appeals are pending in the remaining provinces.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa (Visa Inc., Visa International, Visa U.S.A. and Plus System, Inc.) and Mastercard in the U.S. District Court for the District of Columbia. The complaint challenges Visa’s rule (and a similar Mastercard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act, and seek treble damages, injunctive relief, and attorneys’ fees. On September 20, 2019, plaintiffs filed a motion for class certification.
Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and Mastercard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined, were also filed in October 2011 in the same federal court naming Visa, Mastercard and three financial institutions as defendants. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes. On September 20, 2019, plaintiffs in both cases filed motions for class certification.
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
Pulse Network
On November 25, 2014, Pulse Network LLC filed suit against Visa Inc. in federal district court in Texas. Pulse alleges that Visa has, among other things, monopolized and attempted to monopolize debit card network services markets. Pulse seeks unspecified treble damages, attorneys’ fees and injunctive relief, including to enjoin the fixed acquirer network fee structure, Visa’s conduct regarding PIN-Authenticated Visa Debit and Visa agreements with merchants and acquirers relating to debit acceptance. On August 31, 2018, the court granted Visa’s motion for summary judgment, finding that Pulse did not have standing to pursue its claims. Pulse appealed the district court’s summary judgment decision to the U.S. Court of Appeals for the Fifth Circuit, which held oral argument on October 9, 2019.
EMV Chip Liability Shift
Following their initial complaint filed on March 8, 2016, B&R Supermarket, Inc., d/b/a Milam’s Market, and Grove Liquors LLC filed an amended class action complaint on July 15, 2016, against Visa Inc., Visa U.S.A., Mastercard, Discover, American Express, EMVCo and certain financial institutions in the U.S. District Court for the Northern District of California. The amended complaint asserts that defendants, through EMVCo, conspired to shift liability for fraudulent, faulty or otherwise rejected payment card transactions from defendants to the purported class of merchants, defined as those merchants throughout the U.S. who have been subjected to the “Liability Shift” since October 2015. Plaintiffs claim that the so-called “Liability Shift” violates Sections 1 and 3 of the Sherman Act and certain state laws, and seek treble damages, injunctive relief and attorneys’ fees.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019

Nuts for Candy
On April 5, 2017, plaintiff Nuts for Candy, on behalf of itself and a putative class of California merchants that have accepted Visa-branded cards since January 1, 2004, filed a lawsuit against Visa Inc., Visa International and Visa U.S.A. in California state court. Nuts for Candy pursues claims under California state antitrust and unfair business statutes, seeking damages, costs and other remedies. On October 18, 2018, the court stayed the Nuts for Candy case pending the district court’s decision on preliminary and final approval of the Amended Settlement Agreement discussed above under Interchange Multidistrict Litigation (MDL) – Putative Class Actions.
Brazilian Administrative Council for Economic Defense
On October 15, 2018, the Brazilian Administrative Council for Economic Defense (“CADE”) initiated an investigation against Visa, Mastercard, American Express and Elo seeking information regarding potential competition law violations with respect to network rules that require acquirers to receive certain information from payment facilitators. On October 15, 2019, CADE issued a recommendation to dismiss the investigation, which was dismissed as of October 30, 2019.
Australian Competition & Consumer Commission
On July 12, 2019, the Australian Competition & Consumer Commission (ACCC) informed Visa that the ACCC has commenced an investigation into certain agreements and interchange fees relating to Visa Debit. Visa is cooperating with the ACCC.
Federal Trade Commission Voluntary Access Letter
On November 4, 2019, the Bureau of Competition of the United States Federal Trade Commission (the “Bureau”) requested that Visa provide, on a voluntary basis, documents and information for an investigation as to whether Visa’s actions inhibited merchant choice in the selection of debit payments networks in potential violation of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. Visa is cooperating with the Bureau.

Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly operating results for each quarter and full year of fiscal 2019 and 2018 for the Company:

	Quarter Ended (unaudited)				Fiscal Year
	September 30, 2019(1)	June 30, 2019	March 31, 2019	December 31, 2018	2019
	(in millions, except per share data)
Net revenues	$6,137	$5,840	$5,494	$5,506	$22,977
Operating income	$3,735	$3,908	$3,641	$3,717	$15,001
Net income	$3,025	$3,101	$2,977	$2,977	$12,080
Basic earnings per share
Class A common stock	$1.34	$1.37	$1.31	$1.30	$5.32
Class B common stock	$2.19	$2.23	$2.13	$2.12	$8.68
Class C common stock	$5.38	$5.48	$5.23	$5.20	$21.30
Diluted earnings per share
Class A common stock	$1.34	$1.37	$1.31	$1.30	$5.32
Class B common stock	$2.19	$2.23	$2.13	$2.12	$8.66
Class C common stock	$5.37	$5.48	$5.23	$5.20	$21.26

	Quarter Ended (unaudited)				Fiscal Year
	September 30, 2018(1)	June 30, 2018(1)	March 31, 2018	December 31, 2017(1)	2018
	(in millions, except per share data)
Net revenues	$5,434	$5,240	$5,073	$4,862	$20,609
Operating income	$3,406	$2,885	$3,336	$3,327	$12,954
Net income	$2,845	$2,329	$2,605	$2,522	$10,301
Basic earnings per share
Class A common stock	$1.24	$1.00	$1.12	$1.07	$4.43
Class B common stock	$2.01	$1.66	$1.84	$1.77	$7.28
Class C common stock	$4.94	$4.02	$4.46	$4.30	$17.72
Diluted earnings per share
Class A common stock	$1.23	$1.00	$1.11	$1.07	$4.42
Class B common stock	$2.01	$1.65	$1.84	$1.77	$7.27
Class C common stock	$4.93	$4.01	$4.46	$4.29	$17.69

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
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
The effectiveness of our internal control over financial reporting as of September 30, 2019, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. During fiscal 2019, the Company implemented a new client incentives accounting system along with enhancements and modifications to existing internal controls and procedures to comply with the new revenue standard. There were no other significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2019, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

1.	Consolidated Financial Statements
See Index to Consolidated Financial Statements in Item 8—Financial Statements and Supplementary Data of this report.

2.	Consolidated Financial Statement Schedules
None.

3.	The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index herein.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	5/10/2016

3.1	Sixth Amended and Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/29/2015

3.2	Certificate of Correction of the Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	2/27/2015

3.3	Amended and Restated Bylaws of Visa Inc.	8-K	001-33977	3.3	7/17/2019

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.4	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.5	Form of 2.200% Senior Note due 2020	8-K	001-33977	4.3	12/14/2015

4.6	Form of 2.150% Senior Note due 2022	8-K	001-33977	4.1	9/11/2017

4.7	Form of 2.800% Senior Note due 2022	8-K	001-33977	4.4	12/14/2015

4.8	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.9	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.10	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.11	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.12	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.13	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.14	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.15	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

4.16+	Description of Securities

10.1	Form of Indemnity Agreement	8-K	001-33977	10.1	10/25/2012

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

10.5+
Five Year Revolving Credit Agreement, amended and restated as of July 25, 2019, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #

10.6	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.18	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.19	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.20*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.21*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.22*	Visa Inc. 2007 Equity Incentive Compensation Plan, as amended and restated as of February 3, 2016	DEFA 14A	001-33977	Annex A	1/12/2016

10.23*	Visa Inc. Incentive Plan, as amended and restated as of February 3, 2016	DEF 14A	001-33977	Annex B	12/11/2015

10.24*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.25*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.26*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.27*	Visa Inc. Executive Severance Plan, effective as of November 3, 2010	8-K	001-33977	10.1	11/9/2010

10.28*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.29*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.1	1/30/2014

10.30*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.33*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.45	11/21/2014

10.34*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.2	1/28/2016

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.3	1/28/2016

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO, for the Make-Whole Award.	10-K	001-33977	10.52	11/15/2016

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.1	1/31/2019

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.2	1/31/2019

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.3	1/31/2019

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.4	1/31/2019

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.5	1/31/2019

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.6	1/31/2019

10.44*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.7	1/31/2019

10.45*	Form of Letter Agreement relating to Visa Inc. Executive Severance Plan	8-K	001-33977	10.2	11/9/2010

10.46*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.47*	Offer Letter, dated October 17, 2016, between Visa Inc. and Alfred F. Kelly, Jr.	8-K	001-33977	99.1	10/21/2016

10.48*+	Amended and Restated Aircraft Time Sharing Agreement, effective November 1, 2019, between Visa Inc. and Alfred F. Kelly, Jr.

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

†	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Management contract, compensatory plan or arrangement.

+	Filed or furnished herewith.

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

VISA INC.

By:	/s/ Alfred F. Kelly, Jr.
Name:	Alfred F. Kelly, Jr.
Title:	Chairman and Chief Executive Officer
Date:	November 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alfred F. Kelly, Jr.	Chairman and Chief Executive Officer, and Director	November 14, 2019
Alfred F. Kelly, Jr.	(Principal Executive Officer)

/s/ Vasant M. Prabhu	Vice Chairman and Chief Financial Officer	November 14, 2019
Vasant M. Prabhu	(Principal Financial Officer)

/s/ James H. Hoffmeister	Global Corporate Controller and Chief Accounting Officer	November 14, 2019
James H. Hoffmeister	(Principal Accounting Officer)

/s/ John F. Lundgren	Lead Independent Director	November 14, 2019
John F. Lundgren

/s/ Lloyd A. Carney	Director	November 14, 2019
Lloyd A. Carney

/s/ Mary B. Cranston	Director	November 14, 2019
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 14, 2019
Francisco Javier Fernández-Carbajal

/s/ Robert W. Matschullat	Director	November 14, 2019
Robert W. Matschullat

/s/ Denise M. Morrison	Director	November 14, 2019
Denise M. Morrison

/s/ Suzanne Nora Johnson	Director	November 14, 2019
Suzanne Nora Johnson

/s/ John A. C. Swainson	Director	November 14, 2019
John A. C. Swainson

/s/ Maynard G. Webb, Jr.	Director	November 14, 2019
Maynard G. Webb, Jr.