Form 10-Q
period 2019-12-31
VISA INC.
filed 2020-01-31
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of January 24, 2020, there were 1,706,024,403 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,969,172 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2019	September 30, 2019
	(in millions, except par value data)
Assets
Cash and cash equivalents	$8,768	$7,838
Restricted cash equivalents—U.S. litigation escrow (Note 3 and Note 4)	1,634	1,205
Investment securities (Note 5)	3,902	4,236
Settlement receivable	3,273	3,048
Accounts receivable	1,661	1,542
Customer collateral (Note 3 and Note 8)	1,698	1,648
Current portion of client incentives	803	741
Prepaid expenses and other current assets	580	712
Total current assets	22,319	20,970
Investment securities (Note 5)	1,719	2,157
Client incentives	2,481	2,084
Property, equipment and technology, net	2,739	2,695
Goodwill	15,767	15,656
Intangible assets, net	27,137	26,780
Other assets	2,619	2,232
Total assets	$74,781	$72,574
Liabilities
Accounts payable	$133	$156
Settlement payable	4,277	3,990
Customer collateral (Note 3 and Note 8)	1,698	1,648
Accrued compensation and benefits	527	796
Client incentives	4,270	3,997
Accrued liabilities	2,045	1,625
Current maturities of long-term debt (Note 7)	3,000	—
Accrued litigation (Note 13)	1,629	1,203
Total current liabilities	17,579	13,415
Long-term debt (Note 7)	13,688	16,729
Deferred tax liabilities	4,810	4,807
Other liabilities	3,434	2,939
Total liabilities	39,511	37,890
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (the “class A equivalent preferred stock”) (Note 9)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at December 31, 2019 and September 30, 2019 (the “UK&I preferred stock”) (Note 4 and Note 9)	2,285	2,285
Series C convertible participating preferred stock, 3 shares issued and outstanding at December 31, 2019 and September 30, 2019 (the “Europe preferred stock”) (Note 4 and Note 9)	3,177	3,177
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,709 and 1,718 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively (Note 9)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2019 and September 30, 2019 (Note 9)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 11 shares issued and outstanding at December 31, 2019 and September 30, 2019 (Note 9)	—	—
Right to recover for covered losses (Note 4)	(175)	(171)
Additional paid-in capital	16,424	16,541
Accumulated income	13,899	13,502
Accumulated other comprehensive income (loss), net:
Investment securities	4	6
Defined benefit pension and other postretirement plans	(203)	(192)
Derivative instruments	49	199
Foreign currency translation adjustments	(190)	(663)
Total accumulated other comprehensive income (loss), net	(340)	(650)
Total equity	35,270	34,684
Total liabilities and equity	$74,781	$72,574

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(in millions, except per share data)
Net revenues	$6,054	$5,506

Operating Expenses
Personnel	982	807
Marketing	274	276
Network and processing	181	173
Professional fees	106	91
Depreciation and amortization	182	159
General and administrative	313	276
Litigation provision (Note 13)	—	7
Total operating expenses	2,038	1,789
Operating income	4,016	3,717

Non-operating Income (Expense)
Interest expense, net	(111)	(145)
Investment income and other	69	58
Total non-operating income (expense)	(42)	(87)
Income before income taxes	3,974	3,630
Income tax provision (Note 12)	702	653
Net income	$3,272	$2,977

Basic Earnings Per Share (Note 10)
Class A common stock	$1.46	$1.30
Class B common stock	$2.37	$2.12
Class C common stock	$5.85	$5.20

Basic Weighted-average Shares Outstanding (Note 10)
Class A common stock	1,713	1,760
Class B common stock	245	245
Class C common stock	11	12

Diluted Earnings Per Share (Note 10)
Class A common stock	$1.46	$1.30
Class B common stock	$2.37	$2.12
Class C common stock	$5.84	$5.20

Diluted Weighted-average Shares Outstanding (Note 10)
Class A common stock	2,240	2,291
Class B common stock	245	245
Class C common stock	11	12

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(in millions)
Net income	$3,272	$2,977
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	—	8
Income tax effect	—	(2)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(1)	(7)
Income tax effect	—	1
Reclassification adjustments	4	—
Income tax effect	(1)	—
Derivative instruments:
Net unrealized gain (loss)	(188)	38
Income tax effect	39	(10)
Reclassification adjustments	(2)	(25)
Income tax effect	1	5
Foreign currency translation adjustments	483	(287)
Other comprehensive income (loss), net of tax	335	(279)
Comprehensive income	$3,607	$2,698

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended December 31, 2019
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2019	2	3	1,718	245	11		$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
Net income										3,272		3,272
Other comprehensive income (loss), net of tax											335	335
Comprehensive income												3,607
Adoption of new accounting standards (Note 1)										25	(25)	—
VE territory covered losses incurred (Note 4)								(4)				(4)
Conversion of class C common stock upon sales into public market			1		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures (Note 11)									116			116
Restricted stock and performance-based shares settled in cash for taxes			(1)						(147)			(147)
Cash proceeds from issuance of common stock under employee equity plans			1						55			55
Cash dividends declared and paid, at a quarterly amount of $0.30 per as-converted share (Note 9)										(671)		(671)
Repurchase of class A common stock (Note 9)			(13)						(141)	(2,229)		(2,370)
Balance as of December 31, 2019	2	3	1,709	245	11		$5,462	$(175)	$16,424	$13,899	$(340)	$35,270

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended December 31, 2018
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768		245	12		$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income											2,977		2,977
Other comprehensive income (loss), net of tax												(279)	(279)
Comprehensive income													2,698
Adoption of new accounting standards											393	7	400
VE territory covered losses incurred (Note 4)									(91)				(91)
Recovery through conversion rate adjustment (Note 4 and Note 9)								(6)	6				—
Conversion of class C common stock upon sales into public market			—	(1)		—	(1)						—
Vesting of restricted stock and performance-based shares			3										—
Share-based compensation, net of forfeitures (Note 11)										100			100
Restricted stock and performance-based shares settled in cash for taxes			(1)							(101)			(101)
Cash proceeds from issuance of common stock under employee equity plans			1							48			48
Cash dividends declared and paid, at a quarterly amount of $0.25 per as-converted share (Note 9)											(572)		(572)
Repurchase of class A common stock (Note 9)			(17)							(185)	(2,208)		(2,393)
Balance as of December 31, 2018	2	3	1,754		245	12		$5,464	$(92)	$16,540	$11,908	$275	$34,095

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(in millions)
Operating Activities
Net income	$3,272	$2,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives (Note 2)	1,748	1,456
Share-based compensation (Note 11)	116	100
Depreciation and amortization of property, equipment, technology and intangible assets	182	159
Deferred income taxes	(47)	139
VE territory covered losses incurred (Note 4)	(4)	(91)
Other	(50)	9
Change in operating assets and liabilities:
Settlement receivable	(183)	(1,551)
Accounts receivable	(107)	(200)
Client incentives	(1,943)	(1,361)
Other assets	123	(37)
Accounts payable	(12)	(46)
Settlement payable	218	1,739
Accrued and other liabilities	136	(54)
Accrued litigation (Note 13)	426	55
Net cash provided by (used in) operating activities	3,875	3,294
Investing Activities
Purchases of property, equipment and technology	(191)	(157)
Investment securities:
Purchases	(400)	(1,124)
Proceeds from maturities and sales	1,202	1,233
Acquisitions, net of cash acquired	(77)	—
Purchases of / contributions to other investments	(9)	(22)
Proceeds / distributions from other investments	1	—
Other investing activities	36	—
Net cash provided by (used in) investing activities	562	(70)
Financing Activities
Repurchase of class A common stock (Note 9)	(2,370)	(2,393)
Dividends paid (Note 9)	(671)	(572)
Cash proceeds from issuance of common stock under employee equity plans	55	48
Restricted stock and performance-based shares settled in cash for taxes	(147)	(101)
Net cash provided by (used in) financing activities	(3,133)	(3,018)
Effect of exchange rate changes on cash and cash equivalents	127	(68)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,431	138
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period (Note 3)	10,832	10,977
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (Note 3)	$12,263	$11,115
Supplemental Disclosure
Income taxes paid, net of refunds	$345	$168
Interest payments on debt	$234	$234
Accruals related to purchases of property, equipment and technology	$66	$34

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that enables fast, secure and reliable electronic payments across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Europe Limited (“Visa Europe”), Visa Canada Corporation (“Visa Canada”), Visa Technology & Operations LLC and CyberSource Corporation, operate one of the world’s largest electronic payments networks — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables the Company to provide its financial institution and merchant clients a wide range of products, platforms and value-added services. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders on Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
Consolidation and basis of presentation. The accompanying unaudited consolidated financial statements include the accounts of Visa and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidates its majority-owned and controlled entities, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company’s investments in VIEs have not been material to its unaudited consolidated financial statements as of and for the periods presented. All significant intercompany accounts and transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2019 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.
Recently Issued and Adopted Accounting Pronouncements.
In February 2016, the FASB issued ASU 2016-02, which requires the recognition of lease assets and lease liabilities arising from operating leases on the balance sheet. Subsequently, the FASB also issued a series of amendments to this new leases standard that address the transition methods available and clarify the guidance for lessor costs and other aspects of the new leases standard. The Company adopted the standard effective October 1, 2019 using the modified retrospective transition method with comparative periods continuing to be reported using the prior leases standard. The Company elected to apply the package of practical expedients permitted under the transition guidance, allowing the Company to carry forward the historical assessment of whether a contract was or contains a lease, lease classification and capitalization of initial direct costs. The adoption did not have a material impact on the consolidated financial statements.
In accordance with ASU 2016-02, the Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets, and corresponding lease liabilities, are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As a majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record a ROU asset and corresponding liability for leases with terms of 12 months or less.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not include renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company does not combine lease payments with non-lease components for any of its leases. Operating leases are recorded as ROU assets, which are included in other assets. The current portion of lease liabilities are included in accrued liabilities and the long-term portion is included in other liabilities on the consolidated balance sheet. The Company’s lease cost consists of amounts recognized under lease agreements in the results of operations adjusted for impairment and sublease income.
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Company adopted the ASU effective October 1, 2019. The adoption did not have a material impact on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments in the ASU are effective for the Company on October 1, 2021. The Company does not plan to early adopt the ASU at this time. The adoption is not expected to have a material impact on the consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amendments in the ASU are effective for the Company on October 1, 2021. The adoption is not expected to have a material impact on the consolidated financial statements.
Note 2—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
	(in millions)
Service revenues	$2,555	$2,342
Data processing revenues	2,864	2,470
International transaction revenues	2,018	1,851
Other revenues	365	299
Client incentives	(1,748)	(1,456)
Net revenues	$6,054	$5,506

	Three Months Ended December 31,
	2019	2018
	(in millions)
U.S.	$2,717	$2,508
International	3,337	2,998
Net revenues	$6,054	$5,506

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31, 2019	September 30, 2019
	(in millions)
Cash and cash equivalents	$8,768	$7,838
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,634	1,205
Customer collateral	1,698	1,648
Prepaid expenses and other current assets	163	141
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,263	$10,832

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
On December 13, 2019, the district court entered the final judgment order approving the Amended Settlement Agreement with the Damages Class plaintiffs in the Interchange Multidistrict Litigation proceedings. A takedown payment of approximately $467 million was received on December 27, 2019, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and reestablishment of a prior accrual to address opt-out claims was recorded during the three months ended December 31, 2019. The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. See Note 13—Legal Matters.
The following table sets forth the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Three Months Ended December 31,
	2019	2018
	(in millions)
Balance at beginning of period	$1,205	$1,491
Return of takedown payment to the litigation escrow account	467	—
Payments to opt-out merchants(1) and interest earned on escrow funds	(38)	5
Balance at end of period	$1,634	$1,496

(1)	These payments are associated with the Interchange Multidistrict Litigation. See Note 13—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the “VE territory covered litigation”). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the “VE territory covered losses”) through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. VE territory covered losses are recorded in “right to recover for covered losses” within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity is then recorded against the book value of the preferred stock within stockholders’ equity. See Note 13—Legal Matters. There were no adjustments to the conversion rates during the three months ended December 31, 2019.

The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
	As-Converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-Converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
UK&I preferred stock	$6,029	$2,285	$5,519	$2,285
Europe preferred stock	8,236	3,177	7,539	3,177
Total	14,265	5,462	13,058	5,462
Less: right to recover for covered losses	(175)	(175)	(171)	(171)
Total recovery for covered losses available	$14,090	$5,287	$12,887	$5,291

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of December 31, 2019; (b) 12.936 and 13.884, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of December 31, 2019, respectively; and (c) $187.90, Visa’s class A common stock closing stock price as of December 31, 2019.

(3)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2019; (b) 12.936 and 13.884, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of September 30, 2019, respectively; and (c) $172.01, Visa’s class A common stock closing stock price as of September 30, 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$7,539	$6,494
U.S. government-sponsored debt securities			$350	$150
Investment securities:
Marketable equity securities	154	126
U.S. government-sponsored debt securities			4,565	5,592
U.S. Treasury securities	902	675
Other current and non-current assets:
Derivative instruments			274	437
Total	$8,595	$7,295	$5,189	$6,179
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$141	$113
Accrued and other liabilities:
Derivative instruments			$99	$52
Total	$141	$113	$99	$52

There were no transfers between Level 1 and Level 2 assets during the three months ended December 31, 2019.
Level 1 assets. Money market funds, marketable equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets. The Company’s deferred compensation liability is measured at fair value based on marketable equity securities held under the deferred compensation plan.
Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the three months ended December 31, 2019.
U.S. government-sponsored debt securities and U.S. Treasury securities. The Company considers U.S. government-sponsored debt securities and U.S. Treasury securities to be available-for-sale and held $5.5 billion and $6.3 billion of these investment securities as of December 31, 2019 and September 30, 2019, respectively. All of the Company’s long-term available-for-sale investment securities are due within one to five years.

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
During the three months ended December 31, 2019, $9 million of upward adjustments and no downward adjustments were included in the carrying value of non-marketable equity securities. During the three months ended December 31, 2019 and 2018, there were no significant impairments. The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of December 31, 2019 including cumulative unrealized gains and losses:

December 31, 2019
(in millions)
Initial cost basis	$595
Upward adjustments	119
Downward adjustments (including impairment)	(4)
Carrying amount, end of period	$710

Non-financial assets and liabilities. Long-lived assets such as goodwill, indefinite-lived intangible assets, finite-lived intangible assets and property, equipment and technology are considered non-financial assets. The Company does not have any non-financial liabilities measured at fair value on a non-recurring basis. Finite-lived intangible assets primarily consist of customer relationships and trade names, all of which were obtained through acquisitions.
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2019, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at December 31, 2019.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses on the Company’s equity securities are summarized below.

	Three Months Ended December 31,
	2019	2018
	(in millions)
Net gain (loss) on equity securities sold during the period	$4	$—
Unrealized gain (loss) on equity securities held as of the end of the period	14	(20)
Total gain (loss) recognized in non-operating income (expense), net	$18	$(20)

Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of long-term debt was $16.7 billion and $18.3 billion, respectively, as of December 31, 2019. The carrying value and estimated fair value of long-term debt was $16.7 billion and $18.4 billion, respectively, as of September 30, 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at December 31, 2019, but disclosure of their fair values is required: settlement receivable and payable, accounts receivable and customer collateral. The estimated fair value of such instruments at December 31, 2019 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Note 6—Leases
The Company entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2020 and 2030. Many leases include one or more options to renew. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Payments under the Company’s lease arrangements are generally fixed. At December 31, 2019, the Company had no finance leases.
During the three months ended December 31, 2019, total operating lease cost was $26 million. At December 31, 2019, the weighted average remaining lease term for operating leases was approximately 7 years and the weighted average discount rate for operating leases was 2.31%.
At December 31, 2019, the present value of future minimum lease payments was as follows:

December 31, 2019
(in millions)
Remainder of 2020	$82
2021	108
2022	93
2023	86
2024	73
Thereafter	186
Total undiscounted lease payments	628
Less: imputed interest	(54)
Present value of lease liabilities	$574

At December 31, 2019, the Company had additional operating leases that had not yet commenced with lease obligations of $507 million. These operating leases will commence between fiscal 2020 and 2023 with non-cancellable lease terms of 5 to 15 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Debt
The Company had outstanding debt as follows:

	December 31, 2019	September 30, 2019	Effective Interest Rate(1)
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$3,000	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
2.75% Senior Notes due September 2027	750	750	2.91%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
Total senior notes	16,750	16,750
Unamortized discounts and debt issuance costs	(105)	(108)
Hedge accounting fair value adjustments(2)	43	87
Less: current maturities of long-term debt	(3,000)	—
Total long-term debt	$13,688	$16,729

(1)	Effective interest rates disclosed do not reflect hedge accounting adjustments.

(2)	Represents the change in fair value of interest rate swap agreements entered into on a portion of the outstanding Senior Notes.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. The Company’s maximum daily settlement exposure was $97.3 billion and the average daily settlement exposure was $59.2 billion during the three months ended December 31, 2019.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At December 31, 2019 and September 30, 2019, the Company held collateral as follows:

	December 31, 2019	September 30, 2019
	(in millions)
Restricted cash and restricted cash equivalents	$1,698	$1,648
Pledged securities at market value	241	259
Letters of credit	1,325	1,293
Guarantees	506	477
Total	$3,770	$3,677

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Stockholders’ Equity
As-converted class A common stock. The following table presents the number of shares of each series and class of stock and the number of shares of class A common stock on an as-converted basis:

	December 31, 2019				September 30, 2019
	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rates)
UK&I preferred stock	2	12.9360		32	2	12.9360		32
Europe preferred stock	3	13.8840		44	3	13.8840		44
Class A common stock(2)	1,709	—		1,709	1,718	—		1,718
Class B common stock	245	1.6228	(3)	398	245	1.6228	(3)	398
Class C common stock	11	4.0000		44	11	4.0000		45
Total				2,227				2,237

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding reflect repurchases that settled on or before December 31, 2019 and September 30, 2019.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The recovery has the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the UK&I and Europe preferred stock conversion rates and consequently, reduces the as-converted class A common stock share count. There were no conversion rate adjustments in the three months ended December 31, 2019. See Note 4—U.S. and Europe Retrospective Responsibility Plans.

Common stock repurchases. The following table presents share repurchases in the open market for the following periods:

	Three Months Ended December 31,
	2019	2018
	(in millions, except per share data)
Shares repurchased in the open market(1)	13	17
Average repurchase price per share(2)	$179.27	$138.11
Total cost(2)	$2,370	$2,393

(1)
Shares repurchased in the open market reflect repurchases that settled during the three months ended December 31, 2019 and 2018. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost is calculated based on unrounded numbers.
In January 2019, the Company’s board of directors authorized an $8.5 billion share purchase program. As of December 31, 2019, the Company’s January 2019 share repurchase program had remaining authorized funds of $1.7 billion for share repurchase. In January 2020, the Company’s board of directors authorized an additional $9.5 billion share repurchase program. These authorizations have no expiration date.
Dividends. On January 28, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on March 3, 2020, to all holders of record as of February 14, 2020. The Company declared and paid $671 million and $572 million during the three months ended December 31, 2019 and 2018, respectively, in dividends to holders of the Company’s common and preferred stocks.

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
The following table presents earnings per share for the three months ended December 31, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$2,506	1,713	$1.46	$3,272	2,240	(3)	$1.46
Class B common stock	583	245	$2.37	582	245		$2.37
Class C common stock	65	11	$5.85	65	11		$5.84
Participating securities(4)	118	Not presented	Not presented	117	Not presented		Not presented
Net income	$3,272

The following table presents earnings per share for the three months ended December 31, 2018:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$2,290	1,760	$1.30	$2,977	2,291	(3)	$1.30
Class B common stock	521	245	$2.12	520	245		$2.12
Class C common stock	61	12	$5.20	61	12		$5.20
Participating securities(4)	105	Not presented	Not presented	105	Not presented		Not presented
Net income	$2,977

(1)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million and 400 million for the three months ended December 31, 2019 and 2018, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 44 million and 47 million for the three months ended December 31, 2019 and 2018, respectively. The weighted-average number of shares of preferred stock included within participating securities was 32 million of as-converted UK&I preferred stock for the three months ended December 31, 2019 and 2018. The weighted-average number of shares of preferred stock included within participating securities was 44 million of as-converted Europe preferred stock for the three months ended December 31, 2019 and 2018.

(2)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes approximately 3 million common stock equivalents for the three months ended December 31, 2019 and 2018, because their effect would have been dilutive. The computation excludes 1 million of common stock equivalents for the three months ended December 31, 2019 and 2018, because their effect would have been anti-dilutive.

(4)
Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s UK&I and Europe preferred stock, restricted stock units and earned performance-based shares. Participating securities’ income is allocated based on the weighted-average number of shares of as-converted stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the three months ended December 31, 2019:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,247,982	$29.37	$182.50
Restricted stock units	2,189,944	$182.62
Performance-based shares(1)	470,128	$211.08

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company recorded share-based compensation cost related to the EIP of $111 million and $95 million for the three months ended December 31, 2019 and 2018, respectively, net of estimated forfeitures, which are adjusted as appropriate.
Note 12—Income Taxes
The effective income tax rates were 18% for both the three months ended December 31, 2019 and 2018.
During the three months ended December 31, 2019, the Company’s gross unrecognized tax benefits increased by $63 million, of which $13 million would favorably impact the effective tax rate, if recognized. The change in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three months ended December 31, 2019 and 2018, there were no significant changes in interest and penalties related to uncertain tax positions.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to accrued litigation:

	Three Months Ended December 31,
	2019	2018
	(in millions)
Balance at beginning of period	$1,203	$1,434
Provision for uncovered legal matters	—	7
Provision for covered legal matters	1	90
Reestablishment of prior accrual related to interchange multidistrict litigation	467	—
Payments for legal matters	(42)	(42)
Balance at end of period	$1,629	$1,489

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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Three Months Ended December 31,
	2019	2018
	(in millions)
Balance at beginning of period	$1,198	$1,428
Reestablishment of prior accrual related to interchange multidistrict litigation	467	—
Payments for U.S. covered litigation	(41)	—
Balance at end of period	$1,624	$1,428

In fiscal 2019, the Company paid $600 million from its litigation escrow account into a settlement fund established pursuant to the Amended Settlement Agreement with the Damages Class plaintiffs in the Interchange Multidistrict Litigation. Under the Amended Settlement Agreement, if class members opt out of the Damages Class, the defendants are entitled to receive takedown payments of up to $700 million (up to $467 million for Visa), based on the percentage of payment card sales volume attributable to merchants who have chosen to opt out. On December 13, 2019, the district court entered a final judgment order approving the Amended Settlement Agreement with the Damages Class plaintiffs. A takedown payment of approximately $467 million was received on December 27, 2019, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and reestablishment of a prior accrual to address opt-out claims was recorded during the three months ended December 31, 2019. See further discussion below under U.S. Covered Litigation.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the accrual activity related to VE territory covered litigation:

	Three Months Ended December 31,
	2019	2018
	(in millions)
Balance at beginning of period	$5	$—
Provision for VE territory covered litigation	1	90
Payments for VE territory covered litigation	(1)	(35)
Balance at end of period	$5	$55

U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions
On November 20, 2019, the district court denied the bank defendants’ motion to dismiss the claims brought against them by the putative Injunctive Relief Class.
On December 13, 2019, the district court granted final approval of the 2018 Amended Settlement Agreement relating to claims by the Damages Class, which was subsequently appealed.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 500 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Germany and Belgium primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa Europe, Visa Inc. and other Visa subsidiaries have settled the claims asserted by over 100 Merchants, leaving more than 400 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
Other Litigation
Canadian Merchant Litigation
Between August 2019 and January 2020, the Courts of Appeal in British Columbia, Quebec, Ontario and Saskatchewan rejected the appeals filed by Wal-Mart Canada and Home Depot of Canada Inc. In January 2020, Wal-Mart Canada and Home Depot of Canada Inc. filed applications to appeal the decisions of the British Columbia, Quebec and Ontario courts to the Supreme Court of Canada. An appeal to the Alberta Court of Appeal remains pending.
Nuts for Candy
On December 31, 2019, plaintiff filed a motion to dismiss and for attorneys’ fees and costs based on the settlement reached between the parties and the grant of final approval of the 2018 Amended Settlement Agreement as discussed above in Interchange Multidistrict Litigation (MDL) - Putative Class Actions.
Euronet Litigation
On December 13, 2019, Euronet 360 Finance Limited, Euronet Polska Spolka z.o.o. and Euronet Services spol. s.r.o. (“Euronet”) served a claim in the UK alleging that certain rules affecting ATM access fees in Poland, the Czech Republic and Greece by Visa Inc. and Mastercard Incorporated, and certain of their subsidiaries, breach various competition laws. Euronet seeks damages, costs, and injunctive relief to prevent the defendants from enforcing the aforementioned rules.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Subsequent Events

On January 13, 2020, the Company entered into a definitive agreement to acquire Plaid, Inc. for $5.3 billion. The Company will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the next three to six months.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, our future operations, prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2019 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. Our as-reported U.S. GAAP and non-GAAP net income and diluted earnings per share are as follows:

	Three Months Ended December 31,		2019 vs 2018
	2019	2018	% Change(1)
	(in millions, except percentages and per share data)
Net income, as reported	$3,272	$2,977	10%
Diluted earnings per share, as reported	$1.46	$1.30	12%
Non-GAAP net income(2)	$3,272	$2,980	10%
Non-GAAP diluted earnings per share(2)	$1.46	$1.30	12%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our non-GAAP financial results, see tables in Non-GAAP financial results below.
Highlights for the first quarter of fiscal 2020. Our business is affected by overall economic conditions and consumer spending. Our business performance during the three months ended December 31, 2019 reflects continued global consumer spending growth amidst uneven global economic conditions. We recorded net revenues of $6.1 billion for the three months ended December 31, 2019, an increase of 10% over the prior-year comparable period, reflecting continued growth in nominal payments volume, nominal cross-border volume and processed transactions. Exchange rate movements in the three months ended December 31, 2019, as partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately one percentage point.
Total operating expenses were $2.0 billion for the three months ended December 31, 2019, an increase of 14% on a GAAP and an increase of 13% on a non-GAAP basis, respectively, over the prior-year comparable period. The increase was primarily due to higher personnel, professional fees, depreciation and amortization and general and administrative expenses, as we continue to invest in our business growth.
Non-GAAP financial results. We use non-GAAP financial measures of our performance which exclude certain items which we believe are not representative of our continuing operations and may distort our longer-term operating trends. We consider non-GAAP measures useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance. Starting in fiscal 2020, we revised our non-GAAP methodology to exclude the impact of gains and losses on our equity investments, amortization of acquired intangible assets and acquisition-related costs for acquisitions that closed in fiscal 2019 and subsequent periods. Prior year amounts have been restated to conform to our current presentation.

•
Gains and losses on equity investments. Gains and losses on equity investments include periodic non-cash fair value adjustments and gains and losses upon sale of an investment. These long-term investments are strategic in nature and are primarily private company investments. Gains and losses and the related tax impacts associated with these investments are tied to the performance of the companies that we invest in and therefore do not correlate to the underlying performance of our business. During the three months ended December 31, 2019 and 2018, we recorded net realized and unrealized gains of $13 million and losses of $4 million, respectively, and related tax expense of $3 million and tax benefit of $1 million, respectively.

•
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of amortization of intangible assets such as developed technology, customer relationships and brands acquired in connection with business combinations executed beginning in fiscal 2019. Amortization charges for our acquired intangible assets are non-cash and are significantly affected by the timing, frequency and size of our acquisitions, rather than our core operations. As such, we have excluded this amount and the related tax impact to facilitate an evaluation of our current operating performance and comparison to our past operating performance. During the three months ended December 31, 2019, we recorded amortization of acquired intangible assets of $11 million and related tax benefit of $3 million. There were no comparable amounts during the three months ended December 31, 2018 since we are only adjusting for transactions that closed in fiscal 2019 and subsequent periods.

•
Acquisition-related costs. Acquisition-related costs consist primarily of one-time transaction and integration costs associated with our business combinations. These costs include professional fees, technology integration fees, restructuring activities and other direct costs related to the purchase and integration of acquired entities. It also includes retention equity and deferred equity compensation when they are agreed upon as part of the purchase price of the transaction but are required to be recognized as expense post-combination. We have excluded these amounts and the related tax impacts as the expenses are recognized for a limited duration and do not reflect the underlying performance of our business. During the three months ended December 31, 2019, we recorded acquisition-related costs of $2 million. There were no comparable amounts during the three months ended December 31, 2018 since we are only adjusting for transactions that closed in fiscal 2019 and subsequent periods.

Non-GAAP operating expense, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP financial measures for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31, 2019
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,038	$(42)	$702	17.7%	$3,272	$1.46
(Gains) Losses on equity investments, net	—	(13)	(3)		(10)	—
Amortization of acquired intangible assets	(11)	—	3		8	—
Acquisition-related costs	(2)	—	—		2	—
Non-GAAP	$2,025	$(55)	$702	17.7%	$3,272	$1.46

	Three Months Ended December 31, 2018
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,789	$(87)	$653	18.0%	$2,977	$1.30
(Gains) Losses on equity investments, net	—	4	1		3	—
Non-GAAP	$1,789	$(83)	$654	18.0%	$2,980	$1.30

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Common stock repurchases. During the three months ended December 31, 2019, we repurchased 13 million shares of our class A common stock in the open market using $2.4 billion of cash on hand. As of December 31, 2019, we had remaining authorized funds of $1.7 billion for share repurchase. In January 2020, our board of directors authorized an additional $9.5 billion share repurchase program. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Acquisition. On January 13, 2020, we entered into a definitive agreement to acquire Plaid, Inc. for $5.3 billion. We will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the next three to six months.

Payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume in the United States posted high single-digit growth for the three months ended September 30, 2019(1), driven mainly by consumer debit and commercial. Nominal international payments volume growth was negatively impacted by movements in U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three months ended September 30, 2019 was 10%. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments.
The following table presents nominal payments and cash volume:

	United States			International			Visa Inc.
	Three Months Ended September 30,(1)			Three Months Ended September 30,(1)			Three Months Ended September 30,(1)
	2019	2018	% Change(2)	2019	2018	% Change(2)	2019	2018	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$404	$382	6%	$646	$616	5%	$1,050	$997	5%
Consumer debit(3)	448	408	10%	500	458	9%	948	867	9%
Commercial(4)	170	155	10%	101	93	9%	271	248	10%
Total nominal payments volume(2)	$1,023	$945	8%	$1,247	$1,167	7%	$2,270	$2,112	7%
Cash volume	148	145	2%	565	578	(2)%	712	723	(1)%
Total nominal volume(2),(5)	$1,170	$1,090	7%	$1,812	$1,745	4%	$2,982	$2,834	5%
The following table presents nominal and constant payments and cash volume growth:

	International		Visa Inc.
	Three Months Ended September 30, 2019 vs. 2018(1)		Three Months Ended September 30, 2019 vs. 2018(1)
	Nominal(2)	Constant(2),(6)	Nominal	Constant(2),(6)
Payments volume growth
Consumer credit growth	5%	7%	5%	7%
Consumer debit growth(3)	9%	13%	9%	11%
Commercial growth(4)	9%	12%	10%	11%
Total payments volume growth(2)	7%	10%	7%	9%
Cash volume growth	(2)%	(1)%	(1)%	—%
Total volume growth(2)	4%	6%	5%	7%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2019 and 2018 were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2019 and 2018, respectively.

(2)	Figures in the table may not recalculate exactly due to rounding. Percentage changes and totals are calculated based on unrounded numbers.

(3)	Includes consumer prepaid volume and Interlink volume.

(4)	Includes large, medium and small business credit and debit, as well as commercial prepaid volume.

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
The following table provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended December 31,
	2019	2018	% Change(1)
	(in millions, except percentages)
Visa processed transactions	37,775	33,931	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.

Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,717	$2,508	$209	8%
International	3,337	2,998	339	11%
Net revenues	$6,054	$5,506	$548	10%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
The increase in net revenues reflects the continued growth in nominal payments volume, nominal cross-border volume and processed transactions. The increase in revenues was partially offset by the increase in client incentives.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. Exchange rate movements in the three months ended December 31, 2019, as partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately one percentage point.
The following table sets forth the components of our net revenues:

	Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,555	$2,342	$213	9%
Data processing revenues	2,864	2,470	394	16%
International transaction revenues	2,018	1,851	167	9%
Other revenues	365	299	66	22%
Client incentives	(1,748)	(1,456)	(292)	20%
Net revenues	$6,054	$5,506	$548	10%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Service revenues increased primarily due to 7% growth in nominal payments volume as well as select pricing modifications effective in 2019.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 11%, select pricing modifications effective in 2019, as well as faster growth of our value-added services, favorable business mix and acquisition-related revenue.

•
International transaction revenues increased due to a 7% growth in nominal cross-border volumes and select pricing modifications effective in 2019. These increases were partially offset by lower volatility in a broad range of currencies.

•	Other revenues increased primarily due to higher revenues from value-added services.

•
Client incentives increased mainly due to incentives recognized on long-term customer contracts that were initiated or renewed in 2019 and overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$982	$807	$175	22%
Marketing	274	276	(2)	(1)%
Network and processing	181	173	8	5%
Professional fees	106	91	15	16%
Depreciation and amortization	182	159	23	15%
General and administrative	313	276	37	13%
Litigation provision	—	7	(7)	(94)%
Total operating expenses	$2,038	$1,789	$249	14%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Personnel expenses increased primarily due to continued increase in headcount and higher incentive compensation, reflecting our strategy to invest in future growth.

•	Professional fees expenses increased mainly due to costs incurred in connection with our merger and acquisition activities.

•	Depreciation and amortization expenses increased primarily due to additional depreciation from our on-going investments, including acquisitions.

•	General and administrative expenses increased mainly due to higher product enhancements costs in support of our business growth and higher indirect taxes.
Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	Three Months Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(111)	$(145)	$34	(23)%
Investment income and other	69	58	11	19%
Total non-operating income (expense)	$(42)	$(87)	$45	(52)%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Interest expense, net decreased primarily as a result of entering into derivative instruments in 2019 that lowered the cost of borrowing on a portion of our outstanding debt.

•	Investment income and other increased primarily due to gains on our equity investments.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2019	2018
	(in millions)
Total cash provided by (used in):
Operating activities	$3,875	$3,294
Investing activities	562	(70)
Financing activities	(3,133)	(3,018)
Effect of exchange rate changes on cash and cash equivalents	127	(68)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,431	$138
Operating activities. Cash provided by operating activities for the three months ended December 31, 2019 was higher than the prior-year comparable period due to continued growth in our underlying business and receipt of the $467 million takedown payment associated with the Interchange Multidistrict Litigation. See Note 13—Legal Matters to our unaudited consolidated financial statements.
Investing activities. Cash provided by investing activities for the three months ended December 31, 2019 increased primarily due to fewer purchases of investment securities as compared to the prior-year period.
Financing activities. Cash used in financing activities for the three months ended December 31, 2019 was slightly higher than the prior-year comparable period primarily due to higher dividends paid. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2019, except as discussed below.
Common stock repurchases. During the three months ended December 31, 2019, we repurchased 13 million shares of our class A common stock using $2.4 billion of cash on hand. As of December 31, 2019, we had remaining authorized funds of $1.7 billion for share repurchase. In January 2020, our board of directors authorized an additional $9.5 billion share repurchase program. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2019, we declared and paid $0.7 billion in dividends to holders of our common and preferred stock. On January 28, 2020, our board of directors declared a cash dividend in the amount of $0.30 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on March 3, 2020, to all holders of record as of February 14, 2020. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.

Senior Notes. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. A principal payment of $3.0 billion is due on December 14, 2020, for which we have sufficient liquidity. See Note 7—Debt to our unaudited consolidated financial statements.
Acquisition. On January 13, 2020, we entered into a definitive agreement to acquire Plaid, Inc. for $5.3 billion. We will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. This acquisition is subject to customary closing conditions, including certain regulatory approvals, and is expected to close in the next three to six months. We intend to fund the acquisition with cash, cash equivalents and investments, as well as through the issuance of new indebtedness.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks since September 30, 2019.

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
Changes in internal control over financial reporting. There have been no changes in the internal control over financial reporting of Visa Inc. that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 13—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 14, 2019.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
October 1-31, 2019	5	$175.46	5	$3,090
November 1-30, 2019	4	$180.21	4	$2,390
December 1-31, 2019	4	$184.73	4	$1,655
Total	13	$179.71	13

(1)
The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(2)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2019 and January 2020, our board of directors authorized share repurchase programs for $8.5 billion and $9.5 billion, respectively. These authorizations have no expiration date.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1+	Form of Indemnification Agreement

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	January 31, 2020	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	January 31, 2020	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	January 31, 2020	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)