Form 10-Q
period 2020-03-31
VISA INC.
filed 2020-05-04
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of April 30, 2020, there were 1,687,112,437 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,871,873 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	September 30, 2019
	(in millions, except par value data)
Assets
Cash and cash equivalents	$9,740	$7,838
Restricted cash equivalents—U.S. litigation escrow (Note 4 and Note 5)	1,264	1,205
Investment securities (Note 6)	2,411	4,236
Settlement receivable	1,432	3,048
Accounts receivable	1,516	1,542
Customer collateral (Note 4 and Note 9)	1,698	1,648
Current portion of client incentives	957	741
Prepaid expenses and other current assets	889	712
Total current assets	19,907	20,970
Investment securities (Note 6)	1,064	2,157
Client incentives	3,110	2,084
Property, equipment and technology, net	2,776	2,695
Goodwill	15,755	15,656
Intangible assets, net	27,011	26,780
Other assets	3,197	2,232
Total assets	$72,820	$72,574
Liabilities
Accounts payable	$161	$156
Settlement payable	1,869	3,990
Customer collateral (Note 4 and Note 9)	1,698	1,648
Accrued compensation and benefits	573	796
Client incentives	4,376	3,997
Accrued liabilities	1,998	1,625
Current maturities of debt (Note 8)	3,999	—
Accrued litigation (Note 14)	1,268	1,203
Total current liabilities	15,942	13,415
Long-term debt (Note 8)	13,893	16,729
Deferred tax liabilities	4,796	4,807
Other liabilities	3,604	2,939
Total liabilities	38,235	37,890
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (the “class A equivalent preferred stock”) (Note 10)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at March 31, 2020 and September 30, 2019 (the “UK&I preferred stock”) (Note 5 and Note 10)	2,285	2,285
Series C convertible participating preferred stock, 3 shares issued and outstanding at March 31, 2020 and September 30, 2019 (the “Europe preferred stock”) (Note 5 and Note 10)	3,177	3,177
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,693 and 1,718 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively (Note 10)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2020 and September 30, 2019 (Note 10)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 11 shares issued and outstanding at March 31, 2020 and September 30, 2019 (Note 10)	—	—
Right to recover for covered losses (Note 5)	(184)	(171)
Additional paid-in capital	16,385	16,541
Accumulated income	13,366	13,502
Accumulated other comprehensive income (loss), net:
Investment securities	6	6
Defined benefit pension and other postretirement plans	(199)	(192)
Derivative instruments	78	199
Foreign currency translation adjustments	(329)	(663)
Total accumulated other comprehensive income (loss), net	(444)	(650)
Total equity	34,585	34,684
Total liabilities and equity	$72,820	$72,574

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions, except per share data)
Net revenues	$5,854	$5,494	$11,908	$11,000

Operating Expenses
Personnel	940	894	1,922	1,701
Marketing	235	241	509	517
Network and processing	183	171	364	344
Professional fees	103	101	209	192
Depreciation and amortization	192	160	374	319
General and administrative	269	264	582	540
Litigation provision (Note 14)	8	22	8	29
Total operating expenses	1,930	1,853	3,968	3,642
Operating income	3,924	3,641	7,940	7,358

Non-operating Income (Expense)
Interest expense, net	(118)	(140)	(229)	(285)
Investment income and other	23	176	92	234
Total non-operating income (expense)	(95)	36	(137)	(51)
Income before income taxes	3,829	3,677	7,803	7,307
Income tax provision (Note 13)	745	700	1,447	1,353
Net income	$3,084	$2,977	$6,356	$5,954

Basic Earnings Per Share (Note 11)
Class A common stock	$1.39	$1.31	$2.85	$2.61
Class B common stock	$2.25	$2.13	$4.62	$4.25
Class C common stock	$5.54	$5.23	$11.40	$10.44

Basic Weighted-average Shares Outstanding (Note 11)
Class A common stock	1,703	1,748	1,708	1,754
Class B common stock	245	245	245	245
Class C common stock	11	12	11	12

Diluted Earnings Per Share (Note 11)
Class A common stock	$1.38	$1.31	$2.85	$2.61
Class B common stock	$2.25	$2.13	$4.62	$4.25
Class C common stock	$5.54	$5.23	$11.38	$10.42

Diluted Weighted-average Shares Outstanding (Note 11)
Class A common stock	2,228	2,279	2,234	2,285
Class B common stock	245	245	245	245
Class C common stock	11	12	11	12

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Net income	$3,084	$2,977	$6,356	$5,954
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	5	7	5	15
Income tax effect	(1)	(2)	(1)	(4)
Reclassification adjustments	(2)	—	(2)	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	3	—	2	(7)
Income tax effect	(1)	—	(1)	1
Reclassification adjustments	2	—	6	—
Income tax effect	—	—	(1)	—
Derivative instruments:
Net unrealized gain (loss)	47	59	(141)	97
Income tax effect	(8)	(13)	31	(23)
Reclassification adjustments	(13)	(22)	(15)	(47)
Income tax effect	3	4	4	9
Foreign currency translation adjustments	(139)	(394)	344	(681)
Other comprehensive income (loss), net of tax	(104)	(361)	231	(640)
Comprehensive income	$2,980	$2,616	$6,587	$5,314

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of December 31, 2019	2	3	1,709		245	11		$5,462	$(175)	$16,424	$13,899	$(340)	$35,270
Net income											3,084		3,084
Other comprehensive income (loss), net of tax												(104)	(104)
Comprehensive income													2,980
VE territory covered losses incurred (Note 5)									(9)				(9)
Conversion of class C common stock upon sales into public market			2			—	(1)						—
Vesting of restricted stock and performance-based shares			—	(1)									—
Share-based compensation, net of forfeitures (Note 12)										99			99
Restricted stock and performance-based shares settled in cash for taxes			—	(1)						(8)			(8)
Cash proceeds from issuance of common stock under employee equity plans			—	(1)						54			54
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A share (Note 10)											(668)		(668)
Repurchase of class A common stock (Note 10)			(18)							(184)	(2,949)		(3,133)
Balance as of March 31, 2020	2	3	1,693		245	11		$5,462	$(184)	$16,385	$13,366	$(444)	$34,585

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2020
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2019	2	3	1,718	245	11		$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
Net income										6,356		6,356
Other comprehensive income (loss), net of tax											231	231
Comprehensive income												6,587
Adoption of new accounting standards (Note 1)										25	(25)	—
VE territory covered losses incurred (Note 5)								(13)				(13)
Conversion of class C common stock upon sales into public market			3		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures (Note 12)									215			215
Restricted stock and performance-based shares settled in cash for taxes			(1)						(155)			(155)
Cash proceeds from issuance of common stock under employee equity plans			1						109			109
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A share (Note 10)										(1,339)		(1,339)
Repurchase of class A common stock (Note 10)			(31)						(325)	(5,178)		(5,503)
Balance as of March 31, 2020	2	3	1,693	245	11		$5,462	$(184)	$16,385	$13,366	$(444)	$34,585

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended March 31, 2019
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of December 31, 2018	2	3	1,754		245	12		$5,464	$(92)	$16,540	$11,908	$275	$34,095
Net income											2,977		2,977
Other comprehensive income (loss), net of tax												(361)	(361)
Comprehensive income													2,616
Adoption of new accounting standards (Note 1)											(8)		(8)
VE territory covered losses incurred (Note 5)									(71)				(71)
Conversion of class C common stock upon sales into public market			1			—	(1)						—
Vesting of restricted stock and performance-based shares			—	(1)									—
Share-based compensation, net of forfeitures (Note 12)										111			111
Restricted stock and performance-based shares settled in cash for taxes			—	(1)						(2)			(2)
Cash proceeds from issuance of common stock under employee equity plans			—	(1)						41			41
Cash dividends declared and paid, at a quarterly amount of $0.25 per class A share (Note 10)											(569)		(569)
Repurchase of class A common stock (Note 10)			(14)							(143)	(1,795)		(1,938)
Balance as of March 31, 2019	2	3	1,741		245	12		$5,464	$(163)	$16,547	$12,513	$(86)	$34,275

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2019
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768	245	12		$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income										5,954		5,954
Other comprehensive income (loss), net of tax											(640)	(640)
Comprehensive income												5,314
Adoption of new accounting standards (Note 1)										385	7	392
VE territory covered losses incurred (Note 5)								(162)				(162)
Recovery through conversion rate adjustment (Note 5 and Note 10)							(6)	6				—
Conversion of class C common stock upon sales into public market			1		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures (Note 12)									211			211
Restricted stock and performance-based shares settled in cash for taxes			(1)						(103)			(103)
Cash proceeds from issuance of common stock under employee equity plans			1						89			89
Cash dividends declared and paid, at a quarterly amount of $0.25 per class A share (Note 10)										(1,141)		(1,141)
Repurchase of class A common stock (Note 10)			(31)						(328)	(4,003)		(4,331)
Balance as of March 31, 2019	2	3	1,741	245	12		$5,464	$(163)	$16,547	$12,513	$(86)	$34,275

(1)	Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2020	2019
	(in millions)
Operating Activities
Net income	$6,356	$5,954
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives (Note 3)	3,453	2,934
Share-based compensation (Note 12)	215	211
Depreciation and amortization of property, equipment, technology and intangible assets	374	319
Deferred income taxes	(37)	256
VE territory covered losses incurred (Note 5)	(13)	(162)
Other	(84)	(106)
Change in operating assets and liabilities:
Settlement receivable	1,642	(23)
Accounts receivable	38	(203)
Client incentives	(4,323)	(3,142)
Other assets	(496)	(245)
Accounts payable	14	(48)
Settlement payable	(2,165)	(38)
Accrued and other liabilities	303	170
Accrued litigation (Note 14)	65	(519)
Net cash provided by (used in) operating activities	5,342	5,358
Investing Activities
Purchases of property, equipment and technology	(407)	(313)
Investment securities:
Purchases	(499)	(1,806)
Proceeds from maturities and sales	3,420	2,038
Acquisitions, net of cash acquired	(77)	—
Purchases of / contributions to other investments	(30)	(236)
Proceeds / distributions from other investments	2	10
Other investing activities	32	(89)
Net cash provided by (used in) investing activities	2,441	(396)
Financing Activities
Repurchase of class A common stock (Note 10)	(5,503)	(4,331)
Dividends paid (Note 10)	(1,339)	(1,141)
Proceeds from issuance of commercial paper (Note 8)	1,001	—
Cash proceeds from issuance of common stock under employee equity plans	109	89
Restricted stock and performance-based shares settled in cash for taxes	(155)	(103)
Net cash provided by (used in) financing activities	(5,887)	(5,486)
Effect of exchange rate changes on cash and cash equivalents	88	(171)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,984	(695)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period (Note 4)	10,832	10,977
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (Note 4)	$12,816	$10,282
Supplemental Disclosure
Income taxes paid, net of refunds	$1,691	$1,381
Interest payments on debt	$269	$269
Accruals related to purchases of property, equipment and technology	$42	$51

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
Use of estimates. The preparation of accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates. The worldwide spread of coronavirus (“COVID-19”) has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. The amendments in the ASU are effective for the Company upon issuance through December 31, 2022. The Company is evaluating the effect ASU 2020-04 will have on its consolidated financial statements.
Note 2—Acquisitions
Pending Acquisition. On January 13, 2020, the Company entered into a definitive agreement to acquire Plaid, Inc. for $5.3 billion. The Company will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. This acquisition is subject to customary closing conditions, including ongoing regulatory reviews and approvals, which are expected to be completed by the end of 2020.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Service revenues	$2,623	$2,417	$5,178	$4,759
Data processing revenues	2,711	2,432	5,575	4,902
International transaction revenues	1,833	1,796	3,851	3,647
Other revenues	392	327	757	626
Client incentives	(1,705)	(1,478)	(3,453)	(2,934)
Net revenues	$5,854	$5,494	$11,908	$11,000

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
U.S.	$2,650	$2,479	$5,367	$4,987
International	3,204	3,015	6,541	6,013
Net revenues	$5,854	$5,494	$11,908	$11,000

Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
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
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	March 31, 2020	September 30, 2019
	(in millions)
Cash and cash equivalents	$9,740	$7,838
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,264	1,205
Customer collateral	1,698	1,648
Prepaid expenses and other current assets	114	141
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,816	$10,832

Note 5—U.S. and Europe Retrospective Responsibility Plans
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On December 13, 2019, the district court entered the final judgment order approving the Amended Settlement Agreement with the Damages Class plaintiffs in the Interchange Multidistrict Litigation proceedings. A takedown payment of approximately $467 million was received on December 27, 2019, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and reestablishment of a prior accrual to address opt-out claims was recorded during the six months ended March 31, 2020. The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. See Note 14—Legal Matters.
The following table sets forth the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Six Months Ended March 31,
	2020	2019
	(in millions)
Balance at beginning of period	$1,205	$1,491
Return of takedown payment to the litigation escrow account	467	—
Payments to class plaintiffs’ settlement fund(1)	—	(600)
Payments to opt-out merchants(1) and interest earned on escrow funds	(408)	8
Balance at end of period	$1,264	$899

(1)	These payments are associated with the Interchange Multidistrict Litigation. See Note 14—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the “VE territory covered litigation”). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the “VE territory covered losses”) through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. VE territory covered losses are recorded in “right to recover for covered losses” within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity is then recorded against the book value of the preferred stock within stockholders’ equity. See Note 14—Legal Matters. There were no adjustments to the conversion rates during the six months ended March 31, 2020.

The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
	As-Converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-Converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
UK&I preferred stock	$5,170	$2,285	$5,519	$2,285
Europe preferred stock	7,062	3,177	7,539	3,177
Total	12,232	5,462	13,058	5,462
Less: right to recover for covered losses	(184)	(184)	(171)	(171)
Total recovery for covered losses available	$12,048	$5,278	$12,887	$5,291

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.

(2)
The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of March 31, 2020; (b) 12.936 and 13.884, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of March 31, 2020, respectively; and (c) $161.12, Visa’s class A common stock closing stock price as of March 31, 2020.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2020	September 30, 2019	March 31, 2020	September 30, 2019
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$8,864	$6,494
U.S. government-sponsored debt securities			$—	$150
Investment securities:
Marketable equity securities	121	126
U.S. government-sponsored debt securities			3,149	5,592
U.S. Treasury securities	205	675
Other current and non-current assets:
Derivative instruments			768	437
Total	$9,190	$7,295	$3,917	$6,179
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$111	$113
Accrued and other liabilities:
Derivative instruments			$272	$52
Total	$111	$113	$272	$52

There were no transfers between Level 1 and Level 2 assets during the six months ended March 31, 2020.
Level 1 assets. Money market funds, marketable equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets. The Company’s deferred compensation liability is measured at fair value based on marketable equity securities held under the deferred compensation plan.
Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the six months ended March 31, 2020.
U.S. government-sponsored debt securities and U.S. Treasury securities. The Company considers U.S. government-sponsored debt securities and U.S. Treasury securities to be available-for-sale and held $3.4 billion and $6.3 billion of these investment securities as of March 31, 2020 and September 30, 2019, respectively. All of the Company’s long-term available-for-sale investment securities are due within one to five years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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
During the three months ended March 31, 2020, the Company recorded no material upward or downward adjustments. During the six months ended March 31, 2020, $9 million of upward adjustments and no material downward adjustments were included in the carrying value of non-marketable equity securities. During the three and six months ended March 31, 2020 and 2019, there were no impairments. The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of March 31, 2020 including cumulative unrealized gains and losses:

March 31, 2020
(in millions)
Initial cost basis	$611
Upward adjustments	119
Downward adjustments (including impairment)	(5)
Carrying amount, end of period	$725
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2020, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2020.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses on the Company’s equity securities are summarized below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions)
Net gain (loss) on equity securities sold during the period	$1	$15	$5	$15
Unrealized gain (loss) on equity securities held as of the end of the period	(23)	79	(9)	59
Total gain (loss) recognized in non-operating income (expense), net	$(22)	$94	$(4)	$74

Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of long-term debt was $16.9 billion and $18.6 billion,

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

respectively, as of March 31, 2020. The carrying value and estimated fair value of long-term debt was $16.7 billion and $18.4 billion, respectively, as of September 30, 2019.
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2020, but disclosure of their fair values is required: settlement receivable and payable, accounts receivable, commercial paper and customer collateral. The estimated fair value of such instruments at March 31, 2020 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Note 7—Leases
The Company entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2020 and 2030. Many leases include one or more options to renew. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Payments under the Company’s lease arrangements are generally fixed. At March 31, 2020, the Company had no finance leases.
During the three and six months ended March 31, 2020, total operating lease cost was $29 million and $55 million, respectively. At March 31, 2020, the weighted average remaining lease term for operating leases was approximately 7 years and the weighted average discount rate for operating leases was 2.28%.
At March 31, 2020, the present value of future minimum lease payments was as follows:

March 31, 2020
(in millions)
Remainder of 2020	$48
2021	112
2022	96
2023	89
2024	76
Thereafter	214
Total undiscounted lease payments	635
Less: imputed interest	(48)
Present value of lease liabilities	$587

At March 31, 2020, the Company had additional operating leases that had not yet commenced with lease obligations of $465 million. These operating leases will commence between fiscal 2020 and 2023 with non-cancellable lease terms of 3 to 15 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 8—Debt
The Company had outstanding debt as follows:

	March 31, 2020	September 30, 2019	Effective Interest Rate(1)
	(in millions, except percentages)
Commercial paper	$1,002	$—	1.55%
2.20% Senior Notes due December 2020	3,000	3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
2.75% Senior Notes due September 2027	750	750	2.91%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
Total debt	17,752	16,750
Unamortized discounts and debt issuance costs	(103)	(108)
Hedge accounting fair value adjustments(2)	243	87
Total carrying value of debt	$17,892	$16,729

Reported as:
Current maturities of debt	$3,999	$—
Long-term debt	13,893	16,729
Total carrying value of debt	$17,892	$16,729

(1)	Effective interest rates disclosed do not reflect hedge accounting adjustments.

(2)	Represents the change in fair value of interest rate swap agreements entered into on a portion of certain outstanding senior notes.
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. At March 31, 2020, the commercial paper outstanding had remaining maturities of less than 12 months.
Senior Notes
In April 2020, the Company issued fixed-rate senior notes in a public offering in an aggregate principal amount of $4.0 billion, with maturities ranging between 7 and 20 years. The April 2027 Notes, 2030 Notes and 2040 Notes, or collectively, the "2020 Notes", have interest rates of 1.90%, 2.05% and 2.70%, respectively. Interest on the 2020 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2020. The net aggregate proceeds, after deducting discounts and debt issuance costs, were approximately $4.0 billion. The Company plans to use the net proceeds for general corporate purposes.
Note 9—Settlement Guarantee Management
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. The Company’s maximum daily settlement exposure was $97.3 billion and the average daily settlement exposure was $56.7 billion during the six months ended March 31, 2020.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At March 31, 2020 and September 30, 2019, the Company held collateral as follows:

	March 31, 2020	September 30, 2019
	(in millions)
Restricted cash and restricted cash equivalents	$1,698	$1,648
Pledged securities at market value	235	259
Letters of credit	1,300	1,293
Guarantees	508	477
Total	$3,741	$3,677

Note 10—Stockholders’ Equity
As-converted class A common stock. The following table presents the number of shares of each series and class of stock and the number of shares of class A common stock on an as-converted basis:

	March 31, 2020				September 30, 2019
	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rates)
UK&I preferred stock	2	12.9360		32	2	12.9360		32
Europe preferred stock	3	13.8840		44	3	13.8840		44
Class A common stock(2)	1,693	—		1,693	1,718	—		1,718
Class B common stock	245	1.6228	(3)	398	245	1.6228	(3)	398
Class C common stock	11	4.0000		43	11	4.0000		45
Total				2,210				2,237

(1)	Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.

(2)	Class A common stock shares outstanding reflect repurchases that settled on or before March 31, 2020 and September 30, 2019.

(3)	The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The recovery has the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the UK&I and Europe preferred stock conversion rates and consequently, reduces the as-converted class A common stock share count. There were no conversion rate adjustments in the six months ended March 31, 2020. See Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Common stock repurchases. The following table presents share repurchases in the open market for the following periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(in millions, except per share data)
Shares repurchased in the open market(1)	18	14	31	31
Average repurchase price per share(2)	$181.11	$144.94	$180.31	$141.08
Total cost(2)	$3,133	$1,938	$5,503	$4,331

(1)
Shares repurchased in the open market reflect repurchases that settled during the three and six months ended March 31, 2020 and 2019. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.

(2)	Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost is calculated based on unrounded numbers.
In January 2019, the Company’s board of directors authorized an $8.5 billion share repurchase program and in January 2020, authorized an additional $9.5 billion share purchase program. These authorizations have no expiration date. As of March 31, 2020, the Company’s January 2020 share repurchase program had remaining authorized funds of $8.1 billion for share repurchase. All share repurchase programs authorized prior to January 2020 have been completed.
Dividends. On April 21, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on June 2, 2020, to all holders of record as of May 14, 2020. The Company declared and paid $668 million and $569 million during the three months ended March 31, 2020 and 2019, respectively and $1.3 billion and $1.1 billion during the six months ended March 31, 2020 and 2019, respectively, in dividends to holders of the Company’s common and preferred stocks.
Note 11—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock outstanding and participating securities during the period. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares outstanding of each class of common stock reflects changes in ownership over the periods presented. See Note 10—Stockholders’ Equity.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents earnings per share for the three months ended March 31, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$2,360	1,703	$1.39	$3,084	2,228	(3)	$1.38
Class B common stock	552	245	$2.25	$551	245		$2.25
Class C common stock	61	11	$5.54	$60	11		$5.54
Participating securities(4)	111	Not presented	Not presented	$111	Not presented		Not presented
Net income	$3,084
The following table presents earnings per share for the six months ended March 31, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$4,866	1,708	$2.85	$6,356	2,234	(3)	$2.85
Class B common stock	1,135	245	$4.62	$1,134	245		$4.62
Class C common stock	126	11	$11.40	$125	11		$11.38
Participating securities(4)	229	Not presented	Not presented	$229	Not presented		Not presented
Net income	$6,356
The following table presents earnings per share for the three months ended March 31, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$2,287	1,748	$1.31	$2,977	2,279	(3)	$1.31
Class B common stock	523	245	$2.13	$523	245		$2.13
Class C common stock	61	12	$5.23	$61	12		$5.23
Participating securities(4)	106	Not presented	Not presented	$106	Not presented		Not presented
Net income	$2,977
The following table presents earnings per share for the six months ended March 31, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$4,577	1,754	$2.61	$5,954	2,285	(3)	$2.61
Class B common stock	1,044	245	$4.25	$1,043	245		$4.25
Class C common stock	122	12	$10.44	$122	12		$10.42
Participating securities(4)	211	Not presented	Not presented	$211	Not presented		Not presented
Net income	$5,954

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(1)
Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million for the three and six months ended March 31, 2020 and 400 million for the three and six months ended March 31, 2019. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 44 million for the three and six months ended March 31, 2020 and 47 million for the three and six months ended March 31, 2019. The weighted-average number of shares of preferred stock included within participating securities was 32 million of as-converted UK&I preferred stock for the three and six months ended March 31, 2020 and 2019, and 44 million of as-converted Europe preferred stock for the three and six months ended March 31, 2020 and 2019.

(2)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(3)
Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes common stock equivalents of 3 million for the three and six months ended March 31, 2020 and 2019, because their effect would have been dilutive. The computation excludes common stock equivalents of 1 million and 2 million for the three and six months ended March 31, 2020, respectively, and 1 million for the three and six months ended March 31, 2019, because their effect would have been anti-dilutive.

(4)
Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the UK&I and Europe preferred stock and restricted stock units. Participating securities’ income is allocated based on the weighted-average number of shares of as-converted stock.

Note 12—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the six months ended March 31, 2020:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,247,982	$29.37	$182.50
Restricted stock units	2,264,886	$183.27
Performance-based shares(1)	470,128	$211.08

(1)	Represents the maximum number of performance-based shares which could be earned.
The Company recorded share-based compensation cost related to the EIP of $93 million and $106 million for the three months ended March 31, 2020 and 2019, respectively, and $204 million and $201 million for the six months ended March 31, 2020 and 2019, respectively, net of estimated forfeitures, which are adjusted as appropriate.
Note 13—Income Taxes
The effective income tax rates were 19% for the three and six months ended March 31, 2020 and 2019.
During the three and six months ended March 31, 2020, the Company’s gross unrecognized tax benefits increased by $112 million and $175 million, respectively. The Company’s net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate, increased by $26 million and $39 million, respectively. The change in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. During the three and six months ended March 31, 2020 and 2019, there were no significant changes in interest and penalties related to uncertain tax positions.
The Company’s tax filings are subject to examination by the U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act is not expected to have a material impact on the Company’s financial results.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 14—Legal Matters
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
The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2020	2019
	(in millions)
Balance at beginning of period	$1,203	$1,434
Provision for uncovered legal matters	7	35
Provision for covered legal matters	7	159
Reestablishment of prior accrual related to interchange multidistrict litigation	467	—
Payments for legal matters	(416)	(714)
Balance at end of period	$1,268	$914

Accrual Summary—U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. See further discussion below under U.S. Covered Litigation and Note 5—U.S. and Europe Retrospective Responsibility Plans. An accrual for the U.S. covered litigation and a charge to the litigation provision are recorded when a loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the litigation committee. The total accrual related to the U.S. covered litigation could be either higher or lower than the escrow account balance.
The following table summarizes the accrual activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2020	2019
	(in millions)
Balance at beginning of period	$1,198	$1,428
Reestablishment of prior accrual related to interchange multidistrict litigation	467	—
Payments for U.S. covered litigation	(414)	(600)
Balance at end of period	$1,251	$828

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In fiscal 2019, the Company paid $600 million from its litigation escrow account into a settlement fund established pursuant to the Amended Settlement Agreement with the Damages Class plaintiffs in the Interchange Multidistrict Litigation. Under the Amended Settlement Agreement, if class members opt out of the Damages Class, the defendants are entitled to receive takedown payments of up to $700 million (up to $467 million for Visa), based on the percentage of payment card sales volume attributable to merchants who have chosen to opt out. On December 13, 2019, the district court entered a final judgment order approving the Amended Settlement Agreement with the Damages Class plaintiffs. A takedown payment of approximately $467 million was received on December 27, 2019, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and reestablishment of a prior accrual to address opt-out claims was recorded during the six months ended March 31, 2020. See further discussion below under U.S. Covered Litigation.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2020	2019
	(in millions)
Balance at beginning of period	$5	$—
Provision for VE territory covered litigation	7	159
Payments for VE territory covered litigation	(1)	(98)
Balance at end of period	$11	$61

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
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 30% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 500 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Germany, Belgium and Poland primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa Europe, Visa Inc. and other Visa subsidiaries have settled the claims asserted by over 100 Merchants, leaving more than 400 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
Other Litigation
Canadian Merchant Litigation
Between August 2019 and January 2020, the Courts of Appeal in British Columbia, Quebec, Ontario and Saskatchewan rejected the appeals filed by Wal-Mart Canada and Home Depot of Canada Inc. In January 2020, Wal-Mart Canada and Home Depot of Canada Inc. filed applications to appeal the decisions of the British Columbia, Quebec and Ontario courts to the Supreme Court of Canada and those applications were denied on March 26, 2020. Wal-Mart Canada and Home Depot of Canada Inc. also filed an application seeking the Supreme Court’s review of the Saskatchewan court's decision. The application and an appeal to the Alberta Court of Appeal remain pending.
Nuts for Candy
On December 31, 2019, plaintiff filed a motion to dismiss and for attorneys’ fees and costs based on the settlement reached between the parties and the grant of final approval of the 2018 Amended Settlement Agreement as discussed above in Interchange Multidistrict Litigation (MDL) - Putative Class Actions.
On February 25, 2020, the court granted plaintiff’s motion to dismiss and for attorneys’ fees and costs. The case has been dismissed with prejudice.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows as a result of the coronavirus (“COVID-19”); our future operations, prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2019 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. Our as-reported U.S. GAAP and non-GAAP net income and diluted earnings per share are as follows:

	Three Months Ended March 31,		2020 vs. 2019	Six Months Ended March 31,		2020 vs. 2019
	2020	2019	% Change(1)	2020	2019	% Change(1)
	(in millions, except percentages and per share data)
Net income, as reported	$3,084	$2,977	4%	$6,356	$5,954	7%
Diluted earnings per share, as reported	$1.38	$1.31	6%	$2.85	$2.61	9%
Non-GAAP net income(2)	$3,098	$2,912	6%	$6,370	$5,892	8%
Non-GAAP diluted earnings per share(2)	$1.39	$1.28	9%	$2.85	$2.58	11%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

(2)	For a full reconciliation of our non-GAAP financial results, see tables in Non-GAAP financial results below.
Coronavirus. While we have been actively monitoring the worldwide spread of COVID-19, the extent to which COVID-19 will ultimately impact our business is difficult to predict. Our priority has been the safety of our employees, including comprehensive plans to support employee wellness, as well as support for our clients and the communities affected. Although most of our staff are now working remotely, our network infrastructure and application performance continue to perform well and our business operations have comprehensive and coordinated plans in place to address business continuity and recovery needs around the world. We are also in very close and regular contact with clients, partners and governments globally to help them navigate these challenging times.

In the month of March 2020, domestic spending, most notably in travel, restaurants, entertainment and fuel decreased as countries imposed social distancing, shelter-in-place or total lock-down orders. Declines in cross-border volume as well as processed transactions negatively impacted international transaction and data processing revenues for the three months ended March 31, 2020. Service revenues for the three months ended March 31, 2020 were not significantly impacted, as they were recognized on the payments volume for the three months ended December 31, 2019.

While we have not incurred operational disruptions thus far from the COVID-19 outbreak, the impact that COVID-19 will have on our business is difficult to predict due to numerous uncertainties, including the severity and duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first half of fiscal 2020. We recorded net revenues of $5.9 billion and $11.9 billion for the three and six months ended March 31, 2020, respectively, an increase of 7% and 8%, respectively, over the prior-year comparable periods, driven by the year-over-year changes in nominal payments volume, nominal cross-border volume and processed transactions, which were not significantly impacted by COVID-19 until the latter part of March 2020. Exchange rate movements in the three and six months ended March 31, 2020, as partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately one percentage point.
Total operating expenses were $1.9 billion and $4.0 billion for the three and six months ended March 31, 2020, respectively, an increase of 4% and 9% on a GAAP and an increase of 3% and 8% on a non-GAAP basis, respectively, over the prior-year comparable periods. The increase was primarily due to higher personnel, depreciation and amortization, general and administrative, and networking related expenses, as we continue to invest in our business growth.

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

•
Gains and losses on equity investments. Gains and losses on equity investments include periodic non-cash fair value adjustments and gains and losses upon sale of an investment. These long-term investments are strategic in nature and are primarily private company investments. Gains and losses and the related tax impacts associated with these investments are tied to the performance of the companies that we invest in and therefore do not correlate to the underlying performance of our business. During the three months ended March 31, 2020, we recorded net realized and unrealized losses of $2 million. During the six months ended March 31, 2020, we recorded net realized and unrealized gains of $11 million and related tax expense of $3 million. For the same prior-year comparable periods, we recorded net realized and unrealized gains of $84 million and $80 million, respectively, and related tax expense of $19 million and $18 million, respectively.

•
Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of amortization of intangible assets such as developed technology, customer relationships and brands acquired in connection with business combinations executed beginning in fiscal 2019. Amortization charges for our acquired intangible assets are non-cash and are significantly affected by the timing, frequency and size of our acquisitions, rather than our core operations. As such, we have excluded this amount and the related tax impact to facilitate an evaluation of our current operating performance and comparison to our past operating performance. During the three and six months ended March 31, 2020, we recorded amortization of acquired intangible assets of $11 million and $22 million, respectively, and related tax benefit of $2 million and $5 million, respectively. There were no comparable amounts during the three and six months ended March 31, 2019 since we are only adjusting for transactions that closed in fiscal 2019 and subsequent periods.

•
Acquisition-related costs. Acquisition-related costs consist primarily of one-time transaction and integration costs associated with our business combinations. These costs include professional fees, technology integration fees, restructuring activities and other direct costs related to the purchase and integration of acquired entities. It also includes retention equity and deferred equity compensation when they are agreed upon as part of the purchase price of the transaction but are required to be recognized as expense post-combination. We have excluded these amounts and the related tax impacts as the expenses are recognized for a limited duration and do not reflect the underlying performance of our business. During the three and six months ended March 31, 2020, we recorded acquisition-related costs of $5 million and $7 million, respectively, and related tax benefit of $2 million during both the three and six months ended March 31, 2020. There were no comparable amounts during the three and six months ended March 31, 2019 since we are only adjusting for transactions that closed in fiscal 2019 and subsequent periods.

Non-GAAP operating expense, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP financial measures for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,930	$(95)	$745	19.4%	$3,084	$1.38
(Gains) Losses on equity investments, net	—	2	—		2	—
Amortization of acquired intangible assets	(11)	—	2		9	—
Acquisition-related costs	(5)	—	2		3	—
Non-GAAP	$1,914	$(93)	$749	19.5%	$3,098	$1.39

	Six Months Ended March 31, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$3,968	$(137)	$1,447	18.5%	$6,356	$2.85
(Gains) Losses on equity investments, net	—	(11)	(3)		(8)	—
Amortization of acquired intangible assets	(22)	—	5		17	0.01
Acquisition-related costs	(7)	—	2		5	—
Non-GAAP	$3,939	$(148)	$1,451	18.6%	$6,370	$2.85

	Three Months Ended March 31, 2019
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,853	$36	$700	19.0%	$2,977	$1.31
(Gains) Losses on equity investments, net	—	(84)	(19)		(65)	(0.03)
Non-GAAP	$1,853	$(48)	$681	18.9%	$2,912	$1.28

	Six Months Ended March 31, 2019
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$3,642	$(51)	$1,353	18.5%	$5,954	$2.61
(Gains) Losses on equity investments, net	—	(80)	(18)		(62)	(0.03)
Non-GAAP	$3,642	$(131)	$1,335	18.5%	$5,892	$2.58

(1)	Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Common stock repurchases. In January 2019, our board of directors authorized an $8.5 billion share repurchase program and in January 2020, authorized an additional $9.5 billion share repurchase program. During the three months ended March 31, 2020, we repurchased 18 million shares of our class A common stock in the open market for $3.1 billion. As of March 31, 2020, our January 2020 share repurchase program had remaining authorized funds of $8.1 billion for share repurchase. All share repurchase programs authorized prior to January 2020 have been completed. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.
Acquisition. On January 13, 2020, we entered into a definitive agreement to acquire Plaid, Inc. for $5.3 billion. We will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. This acquisition is subject to customary closing conditions, including ongoing regulatory reviews and approvals, which are expected to be completed by the end of 2020.
Senior notes. In April 2020, we issued fixed-rate senior notes in an aggregate principal amount of $4.0 billion, with maturities ranging between 7 and 20 years. See Note 8—Debt to our unaudited consolidated financial statements.
Payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume in the United States posted high single-digit growth for the three and six months ended December 31, 2019(1), driven mainly by consumer debit and commercial. Nominal international payments volume growth was negatively impacted by movements in U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and six months ended December 31, 2019 was 8% and 9%, respectively. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments, even with the decrease in processed transactions the latter part of March 2020 as COVID-19 spread throughout the world.

The following table presents nominal payments and cash volume:

	United States			International			Visa Inc.
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2019	2018	% Change(2)	2019	2018	% Change(2)	2019	2018	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$424	$399	6%	$662	$637	4%	$1,086	$1,036	5%
Consumer debit(3)	461	422	9%	536	479	12%	997	902	11%
Commercial(4)	171	158	8%	107	99	8%	278	257	8%
Total nominal payments volume(2)	$1,057	$980	8%	$1,304	$1,215	7%	$2,361	$2,194	8%
Cash volume	145	142	2%	575	587	(2)%	719	729	(1)%
Total nominal volume(2),(5)	$1,201	$1,121	7%	$1,879	$1,802	4%	$3,080	$2,923	5%

	United States			International			Visa Inc.
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2019	2018	% Change(2)	2019	2018	% Change(2)	2019	2018	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$829	$781	6%	$1,308	$1,251	5%	$2,137	$2,032	5%
Consumer debit(3)	908	830	9%	1,036	938	10%	1,944	1,768	10%
Commercial(4)	342	313	9%	208	191	9%	549	505	9%
Total nominal payments volume(2)	$2,079	$1,925	8%	$2,552	$2,380	7%	$4,631	$4,305	8%
Cash volume	292	286	2%	1,140	1,166	(2)%	1,432	1,452	(1)%
Total nominal volume(2),(5)	$2,371	$2,211	7%	$3,692	$3,546	4%	$6,063	$5,757	5%
The following table presents nominal and constant payments and cash volume growth:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended December 31, 2019 vs. 2018(1),(2)		Three Months Ended December 31, 2019 vs. 2018(1),(2)		Six Months Ended December 31, 2019 vs. 2018(1),(2)		Six Months Ended December 31, 2019 vs. 2018(1),(2)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	4%	5%	5%	6%	5%	6%	5%	6%
Consumer debit growth(3)	12%	12%	11%	11%	10%	13%	10%	11%
Commercial growth(4)	8%	10%	8%	9%	9%	11%	9%	10%
Total payments volume growth(2)	7%	8%	8%	8%	7%	9%	8%	9%
Cash volume growth	(2)%	(1)%	(1)%	(1)%	(2)%	(1)%	(1)%	—%
Total volume growth(2)	4%	5%	5%	6%	4%	6%	5%	6%

(1)
Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2020 and 2019 were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2019 and 2018, respectively.

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

The following table provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	% Change(1)	2020	2019	% Change(1)
	(in millions, except percentages)
Visa processed transactions	34,941	32,544	7%	72,716	66,476	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended March 31,		2020 vs. 2019		Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,650	$2,479	$171	7%	$5,367	$4,987	$380	8%
International	3,204	3,015	189	6%	6,541	6,013	528	9%
Net revenues	$5,854	$5,494	$360	7%	$11,908	$11,000	$908	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased primarily due to the year-over-year changes in payments volume, cross-border volume and processed transactions, which were not significantly impacted by COVID-19 until the latter part of March 2020. The increase in revenues was also partially offset by the increase in client incentives.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. Exchange rate movements in the three and six months ended March 31, 2020, as partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately one percentage point.
The following table sets forth the components of our net revenues:

	Three Months Ended March 31,		2020 vs. 2019		Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,623	$2,417	$206	9%	$5,178	$4,759	$419	9%
Data processing revenues	2,711	2,432	279	11%	5,575	4,902	673	14%
International transaction revenues	1,833	1,796	37	2%	3,851	3,647	204	6%
Other revenues	392	327	65	20%	757	626	131	21%
Client incentives	(1,705)	(1,478)	(227)	15%	(3,453)	(2,934)	(519)	18%
Net revenues	$5,854	$5,494	$360	7%	$11,908	$11,000	$908	8%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Service revenues increased primarily due to 8% growth in nominal payments volume during the three and six month comparable periods as well as select pricing modifications effective in 2019, partially offset by unfavorable business mix. Service revenues for the three months ended March 31, 2020 were not significantly impacted by COVID-19 as they were recognized on the payments volume for the three months ended December 31, 2019.

•
Data processing revenues increased mainly due to overall growth in processed transactions of 7% and 9% during the three and six month comparable periods, respectively, select pricing modifications effective in 2019, as well as faster growth of our value-added services and acquisition-related revenue. The growth of our data processing revenues was negatively impacted in the latter part of March 2020 by the decrease in processed transactions as COVID-19 spread throughout the world.

•
International transaction revenues increased primarily due to select pricing modifications effective in 2019. International transaction revenues also reflected fluctuations in the volatility of a broad range of currencies as well as a 4% decline and 2% growth in nominal cross-border volumes during the three and six month comparable periods, respectively, due to the decrease in cross-border volume through the quarter as COVID-19 spread throughout the world.

•	Other revenues increased primarily due to higher revenues from value-added services.

•
Client incentives increased mainly due to incentives recognized on long-term customer contracts that were initiated or renewed in the past 12 months and overall growth in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended March 31,		2020 vs. 2019		Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$940	$894	$46	5%	$1,922	$1,701	$221	13%
Marketing	235	241	(6)	(3)%	509	517	(8)	(1)%
Network and processing	183	171	12	7%	364	344	20	6%
Professional fees	103	101	2	2%	209	192	17	9%
Depreciation and amortization	192	160	32	20%	374	319	55	17%
General and administrative	269	264	5	2%	582	540	42	8%
Litigation provision	8	22	(14)	(67)%	8	29	(21)	(73)%
Total operating expenses	$1,930	$1,853	$77	4%	$3,968	$3,642	$326	9%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•
Personnel expenses increased primarily due to continued increase in headcount offset by lower incentive compensation for the three-month comparable period. For the six-month comparable period, expenses increased due to continued headcount growth in support of our investment strategy for future growth.

•	Network and processing expenses increased mainly due to continued technology and processing network investments to support growth.

•	Depreciation and amortization expenses increased primarily due to additional depreciation and amortization from our on-going investments, including acquisitions.

•
General and administrative expenses increased mainly due to reclassification of certain expenses to general and administrative, higher product enhancements costs in support of our business growth and higher indirect taxes, offset by favorable currency fluctuations.

•	Litigation provision decreased primarily due to lower accruals for uncovered litigation.

Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	Three Months Ended March 31,		2020 vs. 2019		Six Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(118)	$(140)	$22	(16)%	$(229)	$(285)	$56	(20)%
Investment income and other	23	176	(153)	(87)%	92	234	(142)	(61)%
Total non-operating income (expense)	$(95)	$36	$(131)	(367)%	$(137)	$(51)	$(86)	170%

(1)	Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•	Interest expense, net decreased primarily as a result of entering into derivative instruments in fiscal 2019 that lowered the cost of borrowing on a portion of our outstanding debt.

•	Investment income and other decreased primarily due to lower gains on our equity investments and lower interest income on our cash and investments.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2020	2019
	(in millions)
Total cash provided by (used in):
Operating activities	$5,342	$5,358
Investing activities	2,441	(396)
Financing activities	(5,887)	(5,486)
Effect of exchange rate changes on cash and cash equivalents	88	(171)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,984	$(695)
Operating activities. Cash provided by operating activities for the six months ended March 31, 2020 was slightly lower than the prior-year comparable period due to higher client incentives and timing of settlement. Partially offset by continued growth in our underlying business and receipt of the $467 million takedown payment associated with the Interchange Multidistrict Litigation. See Note 14—Legal Matters to our unaudited consolidated financial statements.
Investing activities. Cash provided by investing activities for the six months ended March 31, 2020 increased primarily due to higher sales of investment securities and fewer purchases of investment securities as compared to the prior-year period.
Financing activities. Cash used in financing activities for the six months ended March 31, 2020 was slightly higher than the prior-year comparable period primarily due to higher share repurchase and higher dividends paid. Partially offset by proceeds received from the issuance of commercial paper. See Note 8—Debt and Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.

Sources of Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations, our investment portfolio and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents and short-term or long-term available-for-sale investment securities based upon our funding requirements, access to liquidity from these holdings and the returns that these holdings provide. Based on our current cash flow forecasts of our short-term and long-term liquidity needs, we believe that our current and projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. Our ability to access cost-effective capital could be impacted by global credit market conditions. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. The carrying amount outstanding at March 31, 2020 was $1.0 billion, with a weighted-average interest rate of 1.55% and remaining maturities of less than 12 months. See Note 8—Debt to our unaudited consolidated financial statements.
Senior notes. In April 2020, we issued fixed-rate senior notes in an aggregate principal amount of $4.0 billion, with maturities ranging between 7 and 20 years. See Note 8—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2019, except as discussed below.
Common stock repurchases. In January 2020, our board of directors authorized a $9.5 billion share repurchase program. During the six months ended March 31, 2020, we repurchased 31 million shares of our class A common stock for $5.5 billion. As of March 31, 2020, our January 2020 share repurchase program had remaining authorized funds of $8.1 billion for share repurchase. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2020, we declared and paid $1.3 billion in dividends to holders of our common and preferred stock. On April 21, 2020, our board of directors declared a cash dividend in the amount of $0.30 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on June 2, 2020, to all holders of record as of May 14, 2020. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. In December 2015, we issued fixed-rate senior notes in an aggregate principal amount of $16.0 billion, with maturities ranging between 2 and 30 years. A principal payment of $3.0 billion is due on December 14, 2020, for which we have sufficient liquidity. See Note 8—Debt to our unaudited consolidated financial statements.
Acquisition. On January 13, 2020, we entered into a definitive agreement to acquire Plaid, Inc. for $5.3 billion. We will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. This acquisition is subject to customary closing conditions, including ongoing regulatory reviews and approvals, which are expected to be completed by the end of 2020. We intend to fund the acquisition with cash, cash equivalents and investments, as well as through the issuance of new indebtedness.

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
Changes in internal control over financial reporting. There have been no changes in the internal control over financial reporting of Visa Inc. that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting although most of our staff are now working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 14—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
There have been no material updates to the “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 14, 2019, other than as set forth below.
Business Risks
The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
The global impacts of the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and have significantly increased economic uncertainty and reduced economic activity. Risks related to consumers and businesses changing spending habits, which affect domestic and cross-border activity, are described in our risk factor titled “Global economic, political, market, and social events or conditions may harm our business” under “Risk Factors-Business Risks” in our Annual Report on Form 10-K for the year ended September 30, 2019.
The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Such measures have significantly caused rising unemployment in many countries, affected our cross-border and domestic payment activity and negatively impacted consumer and business spending. Governments around the globe have taken steps to mitigate some of the more severe economic effects of the virus, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our clients, customers, suppliers and business partners. COVID-19 impacted both card present and card not present cross-border travel related spending, initially in Asia during February, and then globally and more significantly in March as the outbreak spread to the rest of the world. In addition, as countries imposed social distancing, shelter-in-place or total lock-down orders, domestic spending, most notably in travel, restaurants, entertainment and fuel, sharply declined in the latter part of March.
In particular, we may experience financial losses due to a number of operational factors, including:

•
merchant, acquirer and issuer failures and credit settlement risk, particularly with respect to the retail, travel and hospitality industries, including airlines, cruise ships, hotels, restaurants and entertainment events;

•	third party disruptions, including potential outages at network providers, call centers and other suppliers;

•	increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity;

•
challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases occurring at our data centers, affecting our employees, or affecting the systems or employees of our issuers, acquirers or merchants; and

•	additional regulatory requirements, including, for example, government initiatives or requests to reduce or eliminate payments fees or other costs.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition in the longer term will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions broadly resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including lower domestic and cross border spending trends, the availability of credit, adverse impacts on our liquidity and any recessionary conditions that occur and persist.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 may have on our business, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2019, including, but not limited to:

•
“Increased scrutiny and regulation of the global payments industry, including with respect to interchange reimbursement fees, merchant discount rates, operating rules, risk management protocols and other related practices, could harm our business;”

•	“We depend on relationships with financial institutions, acquirers, processors, merchants, and other third parties;”

•	“A disruption, failure or breach of our networks or systems, including as a result of cyber-attacks, could harm our business;” and

•	“Our indemnification obligation to fund settlement losses of our clients exposes us to significant risk of loss and may reduce our liquidity.”

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
January 1-31, 2020	4	$198.53	4	$10,357
February 1-29, 2020	4	$202.86	4	$9,582
March 1-31, 2020	10	$164.01	10	$7,942
Total	18	$180.10	18

(1)
The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.

(2)
Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2020 and 2019, our board of directors authorized share repurchase programs for $9.5 billion and $8.5 billion, respectively. These authorizations have no expiration date. All share repurchases authorized prior to January 2020 have been completed.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

4.1	Form of 1.900% Senior Note due 2027	8-K	001-33977	4.1	4/2/2020

4.2	Form of 2.050% Senior Note due 2030	8-K	001-33977	4.2	4/2/2020

4.3	Form of 2.700% Senior Note due 2040	8-K	001-33977	4.3	4/2/2020

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	May 4, 2020	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2020	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2020	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)