Form 10-Q
period 2020-06-30
VISA INC.
filed 2020-07-31
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of July 24, 2020, there were 1,686,007,156 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,859,763 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	September 30, 2019
	(in millions, except par value data)
Assets
Cash and cash equivalents	$13,898	$7,838
Restricted cash equivalents—U.S. litigation escrow (Note 4 and Note 5)	1,148	1,205
Investment securities (Note 6)	2,739	4,236
Settlement receivable	2,111	3,048
Accounts receivable	1,453	1,542
Customer collateral (Note 4 and Note 9)	1,759	1,648
Current portion of client incentives	1,150	741
Prepaid expenses and other current assets	753	712
Total current assets	25,011	20,970
Investment securities (Note 6)	547	2,157
Client incentives	3,168	2,084
Property, equipment and technology, net	2,746	2,695
Goodwill	15,791	15,656
Intangible assets, net	27,188	26,780
Other assets	3,433	2,232
Total assets	$77,884	$72,574
Liabilities
Accounts payable	$153	$156
Settlement payable	2,725	3,990
Customer collateral (Note 4 and Note 9)	1,759	1,648
Accrued compensation and benefits	703	796
Client incentives	4,208	3,997
Accrued liabilities	2,397	1,625
Current maturities of debt (Note 8)	2,999	—
Accrued litigation (Note 14)	1,156	1,203
Total current liabilities	16,100	13,415
Long-term debt (Note 8)	17,880	16,729
Deferred tax liabilities	4,728	4,807
Other liabilities	3,652	2,939
Total liabilities	42,360	37,890
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, none issued (the “class A equivalent preferred stock”) (Note 10)	—	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at June 30, 2020 and September 30, 2019 (the “UK&I preferred stock”) (Note 5 and Note 10)	2,213	2,285
Series C convertible participating preferred stock, 3 shares issued and outstanding at June 30, 2020 and September 30, 2019 (the “Europe preferred stock”) (Note 5 and Note 10)	3,085	3,177
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,687 and 1,718 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively (Note 10)	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2020 and September 30, 2019 (Note 10)	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 11 shares issued and outstanding at June 30, 2020 and September 30, 2019 (Note 10)	—	—
Right to recover for covered losses (Note 5)	(24)	(171)
Additional paid-in capital	16,457	16,541
Accumulated income	14,072	13,502
Accumulated other comprehensive income (loss), net:
Investment securities	4	6
Defined benefit pension and other postretirement plans	(192)	(192)
Derivative instruments	(39)	199
Foreign currency translation adjustments	(52)	(663)
Total accumulated other comprehensive income (loss), net	(279)	(650)
Total equity	35,524	34,684
Total liabilities and equity	$77,884	$72,574
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Net revenues	$4,837	$5,840	$16,745	$16,840

Operating Expenses
Personnel	941	872	2,863	2,573
Marketing	174	282	683	799
Network and processing	172	184	536	528
Professional fees	95	113	304	305
Depreciation and amortization	197	165	571	484
General and administrative	258	315	840	855
Litigation provision (Note 14)	1	1	9	30
Total operating expenses	1,838	1,932	5,806	5,574
Operating income	2,999	3,908	10,939	11,266

Non-operating Income (Expense)
Interest expense, net	(142)	(128)	(371)	(413)
Investment income and other	75	86	167	320
Total non-operating income (expense)	(67)	(42)	(204)	(93)
Income before income taxes	2,932	3,866	10,735	11,173
Income tax provision (Note 13)	559	765	2,006	2,118
Net income	$2,373	$3,101	$8,729	$9,055

Basic Earnings Per Share (Note 11)
Class A common stock	$1.07	$1.37	$3.92	$3.98
Class B common stock	$1.74	$2.23	$6.37	$6.49
Class C common stock	$4.29	$5.48	$15.70	$15.92

Basic Weighted-average Shares Outstanding (Note 11)
Class A common stock	1,690	1,735	1,702	1,748
Class B common stock	245	245	245	245
Class C common stock	11	12	11	12

Diluted Earnings Per Share (Note 11)
Class A common stock	$1.07	$1.37	$3.92	$3.97
Class B common stock	$1.74	$2.23	$6.36	$6.48
Class C common stock	$4.29	$5.48	$15.68	$15.90

Diluted Weighted-average Shares Outstanding (Note 11)
Class A common stock	2,214	2,265	2,227	2,278
Class B common stock	245	245	245	245
Class C common stock	11	12	11	12
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income	$2,373	$3,101	$8,729	$9,055
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	(3)	5	2	20
Income tax effect	1	(1)	—	(5)
Reclassification adjustments	(1)	1	(3)	1
Income tax effect	1	—	1	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	—	(1)	2	(8)
Income tax effect	—	—	(1)	1
Reclassification adjustments	9	2	15	2
Income tax effect	(2)	—	(3)	—
Derivative instruments:
Net unrealized gain (loss)	(106)	(68)	(247)	29
Income tax effect	23	14	54	(9)
Reclassification adjustments	(43)	(22)	(58)	(69)
Income tax effect	9	4	13	13
Foreign currency translation adjustments	277	262	621	(419)
Other comprehensive income (loss), net of tax	165	196	396	(444)
Comprehensive income	$2,538	$3,297	$9,125	$8,611

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of March 31, 2020	2	3	1,693		245	11	$5,462	$(184)	$16,385	$13,366	$(444)	$34,585
Net income										2,373		2,373
Other comprehensive income (loss), net of tax											165	165
Comprehensive income												2,538
VE territory covered losses incurred (Note 5)								(9)				(9)
Recovery through conversion rate adjustment (Note 5 and 10)							(164)	169				5
Vesting of restricted stock and performance-based shares			—	(1)								—
Share-based compensation, net of forfeitures (Note 12)									107			107
Restricted stock and performance-based shares settled in cash for taxes			—	(1)					(3)			(3)
Cash proceeds from issuance of common stock under employee equity plans			—	(1)					33			33
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock (Note 10)										(663)		(663)
Repurchase of class A common stock (Note 10)			(6)						(65)	(1,004)		(1,069)
Balance as of June 30, 2020	2	3	1,687		245	11	$5,298	$(24)	$16,457	$14,072	$(279)	$35,524
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2020
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2019	2	3	1,718	245	11		$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
Net income										8,729		8,729
Other comprehensive income (loss), net of tax											396	396
Comprehensive income												9,125
Adoption of new accounting standards (Note 1)										25	(25)	—
VE territory covered losses incurred (Note 5)								(22)				(22)
Recovery through conversion rate adjustment (Note 5 and 10)							(164)	169				5
Conversion of class C common stock upon sales into public market			3		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures (Note 12)									322			322
Restricted stock and performance-based shares settled in cash for taxes			(1)						(158)			(158)
Cash proceeds from issuance of common stock under employee equity plans			1						142			142
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock (Note 10)										(2,002)		(2,002)
Repurchase of class A common stock (Note 10)			(37)						(390)	(6,182)		(6,572)
Balance as of June 30, 2020	2	3	1,687	245	11		$5,298	$(24)	$16,457	$14,072	$(279)	$35,524
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of March 31, 2019	2	3	1,741		245	12		$5,464	$(163)	$16,547	$12,513	$(86)	$34,275
Net income											3,101		3,101
Other comprehensive income (loss), net of tax												196	196
Comprehensive income													3,297
VE territory covered losses incurred (Note 5)									(8)				(8)
Recovery through conversion rate adjustment (Note 5 and 10)								(2)	2				—
Conversion of class C common stock upon sales into public market			—	(1)		—	(1)						—
Vesting of restricted stock and performance-based shares			—	(1)									—
Share-based compensation, net of forfeitures (Note 12)										110			110
Restricted stock and performance-based shares settled in cash for taxes			—	(1)						(3)			(3)
Cash proceeds from issuance of common stock under employee equity plans			1							38			38
Cash dividends declared and paid, at a quarterly amount of $0.25 per class A common stock (Note 10)											(565)		(565)
Repurchase of class A common stock (Note 10)			(13)							(140)	(2,009)		(2,149)
Balance as of June 30, 2019	2	3	1,729		245	12		$5,462	$(169)	$16,552	$13,040	$110	$34,995
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2019
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768	245	12		$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income										9,055		9,055
Other comprehensive income (loss), net of tax											(444)	(444)
Comprehensive income												8,611
Adoption of new accounting standards (Note 1)										385	7	392
VE territory covered losses incurred (Note 5)								(170)				(170)
Recovery through conversion rate adjustment (Note 5 and 10)							(8)	8				—
Conversion of class C common stock upon sales into public market			1		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures (Note 12)									321			321
Restricted stock and performance-based shares settled in cash for taxes			(1)						(106)			(106)
Cash proceeds from issuance of common stock under employee equity plans			2						127			127
Cash dividends declared and paid, at a quarterly amount of $0.25 per class A common stock (Note 10)										(1,706)		(1,706)
Repurchase of class A common stock (Note 10)			(44)						(468)	(6,012)		(6,480)
Balance as of June 30, 2019	2	3	1,729	245	12		$5,462	$(169)	$16,552	$13,040	$110	$34,995
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2020	2019
	(in millions)
Operating Activities
Net income	$8,729	$9,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives (Note 3)	4,966	4,480
Share-based compensation (Note 12)	322	321
Depreciation and amortization of property, equipment, technology and intangible assets	571	484
Deferred income taxes	(116)	234
VE territory covered losses incurred (Note 5)	(22)	(170)
Other	(149)	(204)
Change in operating assets and liabilities:
Settlement receivable	966	(127)
Accounts receivable	108	(319)
Client incentives	(6,261)	(4,778)
Other assets	(464)	(172)
Accounts payable	7	(22)
Settlement payable	(1,324)	280
Accrued and other liabilities	1,058	257
Accrued litigation (Note 14)	(47)	(577)
Net cash provided by (used in) operating activities	8,344	8,742
Investing Activities
Purchases of property, equipment and technology	(568)	(507)
Investment securities:
Purchases	(549)	(2,321)
Proceeds from maturities and sales	3,675	3,870
Acquisitions, net of cash acquired	(77)	(136)
Purchases of / contributions to other investments	(254)	(482)
Proceeds / distributions from other investments	5	10
Other investing activities	76	(21)
Net cash provided by (used in) investing activities	2,308	413
Financing Activities
Repurchase of class A common stock (Note 10)	(6,572)	(6,480)
Dividends paid (Note 10)	(2,002)	(1,706)
Proceeds from issuance of senior notes (Note 8)	3,985	—
Payment of deferred purchase consideration related to Visa Europe acquisition	—	(1,236)
Cash proceeds from issuance of common stock under employee equity plans	142	127
Restricted stock and performance-based shares settled in cash for taxes	(158)	(106)
Other financing activities	(118)	—
Net cash provided by (used in) financing activities	(4,723)	(9,401)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	173	(62)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	6,102	(308)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period (Note 4)	10,832	10,977
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (Note 4)	$16,934	$10,669
Supplemental Disclosure
Cash paid for income taxes, net	$1,793	$1,992
Interest payments on debt	$503	$503
Accruals related to purchases of property, equipment and technology	$34	$87

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
Use of estimates. The preparation of accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates. The worldwide spread of coronavirus (“COVID-19”) has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Service revenues	$2,409	$2,405	$7,587	$7,164
Data processing revenues	2,525	2,662	8,100	7,564
International transaction revenues	1,102	1,977	4,953	5,624
Other revenues	314	342	1,071	968
Client incentives	(1,513)	(1,546)	(4,966)	(4,480)
Net revenues	$4,837	$5,840	$16,745	$16,840

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
U.S.	$2,380	$2,587	$7,747	$7,573
International	2,457	3,253	8,998	9,267
Net revenues	$4,837	$5,840	$16,745	$16,840
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
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	June 30, 2020	September 30, 2019
	(in millions)
Cash and cash equivalents	$13,898	$7,838
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,148	1,205
Customer collateral	1,759	1,648
Prepaid expenses and other current assets	129	141
Cash, cash equivalents, restricted cash and restricted cash equivalents	$16,934	$10,832
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
On December 13, 2019, the district court entered the final judgment order approving the Amended Settlement Agreement with the Damages Class plaintiffs in the Interchange Multidistrict Litigation proceedings. A takedown payment of approximately $467 million was received on December 27, 2019, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and reestablishment of a prior accrual to address opt-out claims was recorded during the nine months ended June 30, 2020. The accrual related to the U.S. covered litigation could be either higher or lower than the litigation escrow account balance. See Note 14—Legal Matters.
The following table sets forth the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Nine Months Ended June 30,
	2020	2019
	(in millions)
Balance at beginning of period	$1,205	$1,491
Return of takedown payment to the litigation escrow account	467	—
Payments to class plaintiffs’ settlement fund(1)	—	(600)
Payments to opt-out merchants(1) and interest earned on escrow funds	(524)	11
Balance at end of period	$1,148	$902
(1)These payments are associated with the Interchange Multidistrict Litigation. See Note 14—Legal Matters.
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
During the three and nine months ended June 30, 2020, the Company recovered $164 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. The conversion rates applicable to the UK&I and Europe preferred stock were reduced from 12.936 and 13.884, respectively, as of September 30, 2019 to 12.775 and 13.722, respectively, as of June 30, 2020.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within equity during the nine months ended June 30, 2020.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2019	$2,285	$3,177	$(171)
VE territory covered losses incurred(1)	—	—	(22)
Recovery through conversion rate adjustment(2)	(72)	(92)	169
Balance as of June 30, 2020	$2,213	$3,085	$(24)
(1)VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 14—Legal Matters.
(2)Adjustment to right to recover for covered losses for the conversion rate adjustment differs from the actual recovered amount due to differences in foreign exchange rates between the time the losses were incurred and the subsequent recovery through the conversion rate adjustment.
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
	As-Converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-Converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
UK&I preferred stock	$6,121	$2,213	$5,519	$2,285
Europe preferred stock	8,368	3,085	7,539	3,177
Total	14,489	5,298	13,058	5,462
Less: right to recover for covered losses	(24)	(24)	(171)	(171)
Total recovery for covered losses available	$14,465	$5,274	$12,887	$5,291
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of June 30, 2020; (b) 12.775 and 13.722, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of June 30, 2020, respectively; and (c) $193.17, Visa’s class A common stock closing stock price as of June 30, 2020.
(3)The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2019; (b) 12.936 and 13.884, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of September 30, 2019, respectively; and (c) $172.01, Visa’s class A common stock closing stock price as of September 30, 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2020	September 30, 2019	June 30, 2020	September 30, 2019
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$12,739	$6,494
U.S. government-sponsored debt securities			$—	$150
Investment securities:
Marketable equity securities	140	126
U.S. government-sponsored debt securities			2,892	5,592
U.S. Treasury securities	254	675
Other current and non-current assets:
Derivative instruments			672	437
Total	$13,133	$7,295	$3,564	$6,179
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$128	$113
Accrued and other liabilities:
Derivative instruments			$247	$52
Total	$128	$113	$247	$52
There were no transfers between Level 1 and Level 2 assets during the nine months ended June 30, 2020.
Level 1 assets. Money market funds, marketable equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on quoted prices in active markets. The Company’s deferred compensation liability is measured at fair value based on marketable equity securities held under the deferred compensation plan.
Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. Derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the nine months ended June 30, 2020.
U.S. government-sponsored debt securities and U.S. Treasury securities. The Company considers U.S. government-sponsored debt securities and U.S. Treasury securities to be available-for-sale and held $3.1 billion and $6.3 billion of these investment securities as of June 30, 2020 and September 30, 2019, respectively. All of the Company’s long-term available-for-sale investment securities are due within one to five years.

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
During the three and nine months ended June 30, 2020, $56 million and $65 million, respectively, of upward adjustments were included in the carrying value of non-marketable equity securities. No material downward adjustments were included during the same periods. During the three and nine months ended June 30, 2020, $6 million in impairment was recognized. There was no impairment recognized during the same prior-year comparable periods. The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of June 30, 2020 including cumulative unrealized gains and losses:

June 30, 2020
(in millions)
Initial cost basis	$834
Upward adjustments	175
Downward adjustments (including impairment)	(11)
Carrying amount, end of period	$998
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2020, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2020.
Gains and Losses on Marketable and Non-marketable Equity Securities
Gains and losses on the Company’s equity securities are summarized below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net gain (loss) on equity securities sold during the period	$—	$1	$5	$16
Unrealized gain (loss) on equity securities held as of the end of the period	68	10	59	69
Total gain (loss) recognized in non-operating income (expense), net	$68	$11	$64	$85
Other Fair Value Disclosures
Long-term debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. The pricing data obtained from outside sources is reviewed internally for reasonableness, compared against benchmark quotes from independent pricing sources, then confirmed or revised accordingly. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of long-term debt was $20.9 billion and $23.4 billion, respectively, as of June 30, 2020. The carrying value and estimated fair value of long-term debt was $16.7 billion and $18.4 billion, respectively, as of September 30, 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2020, but disclosure of their fair values is required: settlement receivable and payable, accounts receivable and customer collateral. The estimated fair value of such instruments at June 30, 2020 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Note 7—Leases
The Company entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2020 and 2030. Many leases include one or more options to renew. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Payments under the Company’s lease arrangements are generally fixed. At June 30, 2020, the Company had no finance leases.
During the three and nine months ended June 30, 2020, total operating lease cost was $29 million and $84 million, respectively. At June 30, 2020, the weighted average remaining lease term for operating leases was approximately 7 years and the weighted average discount rate for operating leases was 2.28%.
At June 30, 2020, the present value of future minimum lease payments was as follows:

June 30, 2020
(in millions)
Remainder of 2020	$29
2021	107
2022	100
2023	93
2024	80
Thereafter	226
Total undiscounted lease payments	635
Less: imputed interest	(52)
Present value of lease liabilities	$583
At June 30, 2020, the Company had additional operating leases that had not yet commenced with lease obligations of $465 million. These operating leases will commence between fiscal 2020 and 2023 with non-cancellable lease terms of 1 to 15 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 8—Debt
The Company had outstanding debt as follows:

	June 30, 2020	September 30, 2019	Effective Interest Rate(1)
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$3,000	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	—	2.02%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	—	2.13%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	—	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
Total debt	20,750	16,750
Unamortized discounts and debt issuance costs	(134)	(108)
Hedge accounting fair value adjustments(2)	263	87
Total carrying value of debt	$20,879	$16,729

Reported as:
Current maturities of debt	$2,999	$—
Long-term debt	17,880	16,729
Total carrying value of debt	$20,879	$16,729
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the change in fair value of interest rate swap agreements entered into on a portion of certain outstanding senior notes.
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. During the three months ended June 30, 2020, the Company repaid $1.0 billion of commercial paper that was issued during the three months ended March 31, 2020. The Company had no outstanding obligations under the program at June 30, 2020 and September 30, 2019.
Senior Notes
In April 2020, the Company issued fixed-rate senior notes in a public offering for an aggregate principal amount of $4.0 billion, with maturities ranging between 7 and 20 years. The April 2027 Notes, 2030 Notes and 2040 Notes, or collectively, the "2020 Notes", have interest rates of 1.90%, 2.05% and 2.70%, respectively. Interest on the 2020 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2020. The net aggregate proceeds, after deducting discounts and debt issuance costs, were approximately $4.0 billion. The Company plans to use the net proceeds for general corporate purposes.
The 2020 Notes are senior unsecured obligations of the Company, ranking equally with the Company's other senior unsecured indebtedness. The Company may redeem the 2020 Notes as a whole or in part at any time and from time to time at specified redemption prices.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Future principal payments on the Company’s outstanding debt are as follows:

	For the Years Ending September 30,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Future principal payments	$—	$3,000	$1,000	$2,250	$—	$14,500	$20,750
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. The Company’s maximum daily settlement exposure was $97.3 billion and the average daily settlement exposure was $54.4 billion during the nine months ended June 30, 2020.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At June 30, 2020 and September 30, 2019, the Company held collateral as follows:

	June 30, 2020	September 30, 2019
	(in millions)
Restricted cash and restricted cash equivalents	$1,759	$1,648
Pledged securities at market value	281	259
Letters of credit	1,273	1,293
Guarantees	704	477
Total	$4,017	$3,677

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 10—Stockholders’ Equity
As-converted class A common stock. The following table presents the number of shares of each series and class of stock and the number of shares of class A common stock on an as-converted basis:

	June 30, 2020				September 30, 2019
	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rates)
UK&I preferred stock	2	12.7750		32	2	12.9360		32
Europe preferred stock	3	13.7220		43	3	13.8840		44
Class A common stock(2)	1,687	—		1,687	1,718	—		1,718
Class B common stock	245	1.6228	(3)	398	245	1.6228	(3)	398
Class C common stock	11	4.0000		43	11	4.0000		45
Total				2,203				2,237
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)Class A common stock shares outstanding reflect repurchases that settled on or before June 30, 2020 and September 30, 2019.
(3)The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
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
The following table presents the reduction in equivalent number of as-converted shares of class A common stock, effective price per share and recovery of VE territory covered losses through conversion rate adjustments:

	Nine Months Ended June 30, 2020			Nine Months Ended June 30, 2019
	UK&I		Europe	UK&I		Europe
	(in millions, except per share data)
Reduction in equivalent number of as-converted class A common stock	—	(1)	1	—	(1)	—	(1)
Effective price per share(2)	$180.00		$180.00	$141.32		$150.26
Recovery through conversion rate adjustment	$72		$92	$6		$2
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for the quarter is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C convertible participating preferred stock. Effective price per share is calculated using the weighted-average effective prices of the respective adjustments made during the year.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Common stock repurchases. The following table presents share repurchases in the open market for the following periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Shares repurchased in the open market(1)	6	13	37	44
Average repurchase price per share(2)	$177.86	$162.97	$179.91	$147.66
Total cost(2)	$1,069	$2,149	$6,572	$6,480
(1)Shares repurchased in the open market reflect repurchases that settled during the three and nine months ended June 30, 2020 and 2019. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost is calculated based on unrounded numbers.
In January 2019, the Company’s board of directors authorized an $8.5 billion share repurchase program and in January 2020, authorized an additional $9.5 billion share purchase program (the “January 2020 Program”). These authorizations have no expiration date. As of June 30, 2020, the Company’s January 2020 Program had remaining authorized funds of $7.0 billion for share repurchase. All share repurchase programs authorized prior to the January 2020 Program have been completed.
Dividends. On July 20, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.30 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis). The cash dividend will be paid on September 1, 2020, to all holders of record as of August 14, 2020. The Company declared and paid $663 million and $565 million during the three months ended June 30, 2020 and 2019, respectively and $2.0 billion and $1.7 billion during the nine months ended June 30, 2020 and 2019, respectively, in dividends to holders of the Company’s common and preferred stocks.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents earnings per share for the three months ended June 30, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$1,814	1,690	$1.07	$2,373	2,214	(3)	$1.07
Class B common stock	428	245	$1.74	$427	245		$1.74
Class C common stock	46	11	$4.29	$47	11		$4.29
Participating securities(4)	85	Not presented	Not presented	$85	Not presented		Not presented
Net income	$2,373
The following table presents earnings per share for the nine months ended June 30, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$6,679	1,702	$3.92	$8,729	2,227	(3)	$3.92
Class B common stock	1,564	245	$6.37	$1,561	245		$6.36
Class C common stock	172	11	$15.70	$172	11		$15.68
Participating securities(4)	314	Not presented	Not presented	$314	Not presented		Not presented
Net income	$8,729
The following table presents earnings per share for the three months ended June 30, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$2,379	1,735	$1.37	$3,101	2,265	(3)	$1.37
Class B common stock	549	245	$2.23	$548	245		$2.23
Class C common stock	63	12	$5.48	$63	12		$5.48
Participating securities(4)	110	Not presented	Not presented	$110	Not presented		Not presented
Net income	$3,101
The following table presents earnings per share for the nine months ended June 30, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	(in millions, except per share data)
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
Class A common stock	$6,956	1,748	$3.98	$9,055	2,278	(3)	$3.97
Class B common stock	1,592	245	$6.49	$1,590	245		$6.48
Class C common stock	186	12	$15.92	$185	12		$15.90
Participating securities(4)	321	Not presented	Not presented	$321	Not presented		Not presented
Net income	$9,055

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(1)Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million for the three and nine months ended June 30, 2020 and 400 million for the three and nine months ended June 30, 2019. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 43 million and 44 million for the three and nine months ended June 30, 2020, respectively, and 46 million and 47 million for the three and nine months ended June 30, 2019, respectively. The weighted-average number of shares of preferred stock included within participating securities was 32 million of as-converted UK&I preferred stock for the three and nine months ended June 30, 2020 and 2019, and 44 million of as-converted Europe preferred stock for the three and nine months ended June 30, 2020 and 2019.
(2)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes common stock equivalents of 3 million for the three and nine months ended June 30, 2020 and 2019, because their effect would have been dilutive. The computation excludes common stock equivalents of 1 million for the three and nine months ended June 30, 2020, and less than 1 million for the three and nine months ended June 30, 2019, because their effect would have been anti-dilutive.
(4)Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the UK&I and Europe preferred stock and restricted stock units. Participating securities’ income is allocated based on the weighted-average number of shares of as-converted stock.
Note 12—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the nine months ended June 30, 2020:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,247,982	$29.37	$182.50
Restricted stock units	2,287,483	$183.22
Performance-based shares(1)	470,128	$211.08
(1)Represents the maximum number of performance-based shares which could be earned.
The Company recorded share-based compensation cost related to the EIP of $102 million and $106 million for the three months ended June 30, 2020 and 2019, respectively, and $306 million and $307 million for the nine months ended June 30, 2020 and 2019, respectively, net of estimated forfeitures.
Note 13—Income Taxes
The effective income tax rates were 19% for the three and nine months ended June 30, 2020, and 20% and 19% for the three and nine months ended June 30, 2019, respectively. The difference in the effective tax rates between the three-month periods was primarily due to the change in geographic mix of income.
During the three and nine months ended June 30, 2020, the Company’s gross unrecognized tax benefits increased by $55 million and $230 million, respectively. The Company’s net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate, increased by $31 million and $70 million, respectively. The change in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions. The Company’s accrued interest related to uncertain tax positions increased by $18 million and $56 million during the three and nine months ended June 30, 2020, respectively, and $19 million and $51 million during the three and nine months ended June 30, 2019, respectively. During the three and nine months ended June 30, 2020 and 2019, there were no significant changes in penalties related to uncertain tax positions.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
On July 22, 2020, UK enacted a legislation that repealed the previous tax rate reduction from 19% to 17% that was effective on April 1, 2020. The repeal of the UK tax rate reduction is not expected to significantly increase the Company’s ongoing effective tax rate, however, it will result in a one-time non-cash tax expense in the fourth quarter of fiscal 2020, due to the re-measurement of deferred taxes which are primarily related to intangibles recorded in purchase accounting upon the acquisition of Visa Europe in fiscal 2016.
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
The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2020	2019
	(in millions)
Balance at beginning of period	$1,203	$1,434
Provision for uncovered legal matters	7	37
Provision for covered legal matters	14	165
Reestablishment of prior accrual related to interchange multidistrict litigation	467	—
Payments for legal matters	(535)	(780)
Balance at end of period	$1,156	$856
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2020	2019
	(in millions)
Balance at beginning of period	$1,198	$1,428
Reestablishment of prior accrual related to interchange multidistrict litigation	467	—
Payments for U.S. covered litigation	(529)	(600)
Balance at end of period	$1,136	$828

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
In fiscal 2019, the Company paid $600 million from its litigation escrow account into a settlement fund established pursuant to the Amended Settlement Agreement with the Damages Class plaintiffs in the Interchange Multidistrict Litigation. Under the Amended Settlement Agreement, if class members opt out of the Damages Class, the defendants are entitled to receive takedown payments of up to $700 million (up to $467 million for Visa), based on the percentage of payment card sales volume attributable to merchants who have chosen to opt out. On December 13, 2019, the district court entered a final judgment order approving the Amended Settlement Agreement with the Damages Class plaintiffs. A takedown payment of approximately $467 million was received on December 27, 2019, and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and reestablishment of a prior accrual to address opt-out claims was recorded during the nine months ended June 30, 2020. See further discussion below under U.S. Covered Litigation.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2020	2019
	(in millions)
Balance at beginning of period	$5	$—
Provision for VE territory covered litigation	14	165
Payments for VE territory covered litigation	(5)	(156)
Balance at end of period	$14	$9
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions
On November 20, 2019, the district court denied the bank defendants’ motion to dismiss the claims brought against them by the putative Injunctive Relief Class.
On December 13, 2019, the district court granted final approval of the Amended Settlement Agreement relating to claims by the Damages Class, which was subsequently appealed.
On May 29, 2020, a complaint was filed by Old Jericho Enterprise, Inc. against Visa and Mastercard on behalf of a purported class of gasoline retailers operating in 24 states and the District of Columbia. The complaint alleges violations of the antitrust laws of those jurisdictions and seeks recovery for plaintiffs as indirect purchasers. Visa believes Plaintiffs’ claims are released by the Amended Settlement Agreement and are, nevertheless, covered by the U.S. Retrospective Responsibility Plan.

On June 1, 2020, Visa, jointly with other defendants, served a motion for summary judgment regarding the claims in the Injunctive Relief Class complaint. The putative Injunctive Relief Class plaintiffs served a motion for partial summary judgment.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 30% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
On June 1, 2020, Visa, jointly with other defendants, served motions for summary judgment regarding the claims in certain of the individual merchant actions, as well as certain declaratory judgment claims brought by Visa, Mastercard, and some U.S. financial institutions. Plaintiffs in certain of the individual merchant actions served motions for partial summary judgment.
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
On June 17, 2020, the Supreme Court of the United Kingdom found that Visa’s UK domestic interchange restricted competition. The case will now continue before the UK Competition Appeals Tribunal to determine the lawful level of interchange and the amount the plaintiff may be entitled to recover.
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
Pulse Network
On June 5, 2020, the U.S. Court of Appeals for the Fifth Circuit set the case for re-argument during the week of August 31, 2020.
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
Federal Trade Commission Civil Investigative Demand (Formerly Voluntary Access Letter)
On June 9, 2020, the Federal Trade Commission issued a Civil Investigative Demand to Visa requesting additional documents and information.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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
European Commission Staged Digital Wallets Investigation
On June 26, 2020, the European Commission (“EC”) informed Visa that it has opened a preliminary investigation into Visa’s rules regarding staged digital wallets and issued a request for information regarding such rules. Visa is cooperating with the EC.

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
Financial overview. Our as-reported U.S. GAAP and non-GAAP net income and diluted earnings per share are as follows:

	Three Months Ended June 30,		2020 vs. 2019	Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	% Change(1)	2020	2019	% Change(1)
	(in millions, except percentages and per share data)
Net income, as reported	$2,373	$3,101	(23)%	$8,729	$9,055	(4)%
Diluted earnings per share, as reported	$1.07	$1.37	(22)%	$3.92	$3.97	(1)%
Non-GAAP net income(2)	$2,347	$3,099	(24)%	$8,717	$8,991	(3)%
Non-GAAP diluted earnings per share(2)	$1.06	$1.37	(23)%	$3.91	$3.95	(1)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our non-GAAP financial results, see tables in Non-GAAP financial results below.
Coronavirus. COVID-19 continues to have an impact globally. While we have been actively monitoring the worldwide spread of COVID-19, the extent to which COVID-19 will ultimately impact our business remains difficult to predict. Our priority remains the safety of our employees, clients and the communities in which we live and operate. We are taking a measured approach in bringing our employees back in the office and will continue to have most of our employees work remotely for the rest of 2020. We continue to remain in close and regular contact with our employees, clients, partners and governments globally to help them navigate these challenging times.

Revenues in the third quarter of fiscal 2020 were impacted by declines in volumes and transactions as a result of social distancing, shelter-in-place or total lock-down orders imposed by countries that began in the second quarter of fiscal 2020. In the quarter, we saw spending improve each month as most countries began to relax these restrictions. Cross-border volume however, continued to be heavily impacted by the decline in travel, which only improved moderately through the quarter. While we have taken measures to modify our business practices and reduce operating expenses, including scaling back hiring plans, restricting travel, lowering marketing spend and the use of external resources, the impact that COVID-19 will have on our business remains difficult to predict due to numerous uncertainties, including the transmissibility, severity and duration of the outbreak, the effectiveness of social distancing measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, the development and availability of effective treatments or vaccines, the impact to our employees and our operations, the business of our clients, supplier and business partners and other factors identified in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 4, 2020. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first nine months of fiscal 2020. Net revenues for the three and nine months ended June 30, 2020 were $4.8 billion and $16.7 billion, respectively, and decreased 17% and 1%, respectively, over the prior-year comparable periods, driven by the year-over-year changes in nominal payments volume, nominal cross-border volume and processed transactions, which were impacted by the spread of COVID-19 globally starting in the latter part of March 2020. Exchange rate movements in the three and nine months ended June 30, 2020, as partially mitigated by our hedging program, negatively impacted our net revenues by approximately one half of a percentage point and one percentage point, respectively.

Total operating expenses for the three months ended June 30, 2020 were $1.8 billion, and decreased 5% over the prior-year comparable period, on both a GAAP and non-GAAP basis, driven by our overall cost reduction strategy. Total operating expenses for the nine months ended June 30, 2020 were $5.8 billion, on both a GAAP and non-GAAP basis, and increased 4% and 3%, respectively, over the prior-year comparable period, primarily due to higher depreciation and amortization from our ongoing investments and personnel in support of our strategy for future growth.
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
•Gains and losses on equity investments. Gains and losses on equity investments include periodic non-cash fair value adjustments and gains and losses upon sale of an investment. These long-term investments are strategic in nature and are primarily private company investments. Gains and losses and the related tax impacts associated with these investments are tied to the performance of the companies that we invest in and therefore do not correlate to the underlying performance of our business. During the three and nine months ended June 30, 2020, we recorded net realized and unrealized gains of $51 million and $62 million, respectively, and related tax expense of $11 million and $14 million, respectively. For the same prior-year comparable periods, we recorded net realized and unrealized gains of $9 million and $89 million, respectively, and related tax expense of $3 million and $21 million, respectively.
•Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of amortization of intangible assets such as developed technology, customer relationships and brands acquired in connection with business combinations executed beginning in fiscal 2019. Amortization charges for our acquired intangible assets are non-cash and are significantly affected by the timing, frequency and size of our acquisitions, rather than our core operations. As such, we have excluded this amount and the related tax impact to facilitate an evaluation of our current operating performance and comparison to our past operating performance. During the three and nine months ended June 30, 2020, we recorded amortization of acquired intangible assets of $13 million and $35 million, respectively, and related tax benefit of $3 million and $8 million, respectively. For the same prior-year comparable periods, we recorded amortization of acquired intangible assets of $2 million.
•Acquisition-related costs. Acquisition-related costs consist primarily of one-time transaction and integration costs associated with our business combinations. These costs include professional fees, technology integration fees, restructuring activities and other direct costs related to the purchase and integration of acquired entities. It also includes retention equity and deferred equity compensation when they are agreed upon as part of the purchase price of the transaction but are required to be recognized as expense post-combination. We have excluded these amounts and the related tax impacts as the expenses are recognized for a limited duration and do not reflect the underlying performance of our business. During the three months ended June 30, 2020, we recorded acquisition-related costs of $4 million. During the nine months ended June 30, 2020, we recorded acquisition-related costs of $11 million and related tax benefit of $2 million. For the same prior-year comparable periods, we recorded acquisition-related costs of $3 million and related tax benefit of $1 million.
Non-GAAP operating expense, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP financial measures for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,838	$(67)	$559	19.1%	$2,373	$1.07
(Gains) Losses on equity investments, net	—	(51)	(11)		(40)	(0.02)
Amortization of acquired intangible assets	(13)	—	3		10	—
Acquisition-related costs	(4)	—	—		4	—
Non-GAAP	$1,821	$(118)	$551	19.0%	$2,347	$1.06

	Nine Months Ended June 30, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$5,806	$(204)	$2,006	18.7%	$8,729	$3.92
(Gains) Losses on equity investments, net	—	(62)	(14)		(48)	(0.02)
Amortization of acquired intangible assets	(35)	—	8		27	0.01
Acquisition-related costs	(11)	—	2		9	—
Non-GAAP	$5,760	$(266)	$2,002	18.7%	$8,717	$3.91

	Three Months Ended June 30, 2019
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,932	$(42)	$765	19.8%	$3,101	$1.37
(Gains) Losses on equity investments, net	—	(9)	(3)		(6)	—
Amortization of acquired intangible assets	(2)	—	—		2	—
Acquisition-related costs	(3)	—	1		2	—
Non-GAAP	$1,927	$(51)	$763	19.8%	$3,099	$1.37

	Nine Months Ended June 30, 2019
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$5,574	$(93)	$2,118	19.0%	$9,055	$3.97
(Gains) Losses on equity investments, net	—	(89)	(21)		(68)	(0.03)
Amortization of acquired intangible assets	(2)	—	—		2	—
Acquisition-related costs	(3)	—	1		2	—
Non-GAAP	$5,569	$(182)	$2,098	18.9%	$8,991	$3.95
(1)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Common stock repurchases. In January 2020, our board of directors authorized a $9.5 billion share repurchase program (the “January 2020 Program”). During the three months ended June 30, 2020, we repurchased 6 million shares of our class A common stock in the open market for $1.1 billion. As of June 30, 2020, our January 2020 Program had remaining authorized funds of $7.0 billion for share repurchase. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.

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
Payments volume and transaction counts. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues. Nominal payments volume in the United States posted mid to high single-digit growth for the three and nine months ended March 31, 2020(1), respectively, driven mainly by consumer debit and commercial, partially offset by decreased spending beginning in the latter part of March 2020 as countries imposed social distancing, shelter-in-place or total lock-down orders.
Nominal international payments volume declined as a result of decreased spending related to social distancing, shelter-in-place or total lock-down orders and unfavorable movements in U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth rate for the three and nine months ended March 31, 2020 was 3% and 7%, respectively.
Processed transactions declined 13% for the three months ended June 30, 2020 as a result of social distancing, shelter-in-place or total lock-down orders. Processed transactions grew 1% for the nine months ended June 30, 2020, reflecting the ongoing worldwide shift to electronic payments, partially offset by the impact of social distancing, shelter-in-place or total lock-down orders.
The following table presents nominal payments and cash volume:

	United States			International			Visa Inc.
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2020	2019	% Change(2)	2020	2019	% Change(2)	2020	2019	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$371	$358	4%	$566	$606	(7)%	$937	$964	(3)%
Consumer debit(3)	452	420	8%	490	454	8%	942	874	8%
Commercial(4)	160	153	5%	91	92	(2)%	251	245	2%
Total nominal payments volume(2)	$983	$930	6%	$1,147	$1,153	(1)%	$2,130	$2,083	2%
Cash volume	139	141	(1)%	504	537	(6)%	643	678	(5)%
Total nominal volume(2),(5)	$1,123	$1,071	5%	$1,651	$1,690	(2)%	$2,773	$2,760	0%

	United States			International			Visa Inc.
	Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)
	2020	2019	% Change(2)	2020	2019	% Change(2)	2020	2019	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,200	$1,139	5%	$1,875	$1,857	1%	$3,074	$2,996	3%
Consumer debit(3)	1,358	1,249	9%	1,526	1,392	10%	2,883	2,641	9%
Commercial(4)	502	466	8%	299	284	5%	800	749	7%
Total nominal payments volume(2)	$3,059	$2,854	7%	$3,699	$3,533	5%	$6,758	$6,386	6%
Cash volume	432	427	1%	1,645	1,703	(3)%	2,077	2,129	(2)%
Total nominal volume(2),(5)	$3,491	$3,280	6%	$5,344	$5,236	2%	$8,835	$8,516	4%

The following table presents nominal and constant payments and cash volume growth:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended March 31, 2020 vs. 2019(1),(2)		Three Months Ended March 31, 2020 vs. 2019(1),(2)		Nine Months Ended March 31, 2020 vs. 2019(1),(2)		Nine Months Ended March 31, 2020 vs. 2019(1),(2)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	(7)%	(4)%	(3)%	(1)%	1%	3%	3%	4%
Consumer debit growth(3)	8%	11%	8%	9%	10%	12%	9%	11%
Commercial growth(4)	(2)%	2%	2%	4%	5%	8%	7%	8%
Total payments volume growth(2)	(1)%	3%	2%	4%	5%	7%	6%	7%
Cash volume growth	(6)%	(3)%	(5)%	(2)%	(3)%	(1)%	(2)%	(1)%
Total volume growth(2)	(2)%	1%	0%	3%	2%	4%	4%	5%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2020 and 2019 were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2020 and 2019, respectively.
(2)Figures in the table may not recalculate exactly due to rounding. Percentage changes and totals are calculated based on unrounded numbers.
(3)Includes consumer prepaid volume and Interlink volume.
(4)Includes large, medium and small business credit and debit, as well as commercial prepaid volume.
(5)Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal payments volume is the total monetary value of transactions for goods and services that are purchased on cards and other form factors carrying the Visa, Visa Electron, Interlink and V PAY brands. Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks. Total nominal volume is provided by our financial institution clients, subject to review by Visa. On occasion, previously presented volume information may be updated. Prior-period updates, other than the change to the payments volume definition, are not material.
(6)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	2019	% Change(1)	2020	2019	% Change(1)
	(in millions, except percentages)
Visa processed transactions	30,676	35,428	(13)%	103,391	101,904	1%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.

Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended June 30,		2020 vs. 2019		Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,380	$2,587	$(207)	(8)%	$7,747	$7,573	$174	2%
International	2,457	3,253	(796)	(24)%	8,998	9,267	(269)	(3)%
Net revenues	$4,837	$5,840	$(1,003)	(17)%	$16,745	$16,840	$(95)	(1)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues decreased primarily due to the year-over-year changes in payments volume, cross-border volume and processed transactions, which were impacted by COVID-19 starting in the latter part of March 2020.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. Exchange rate movements in the three and nine months ended June 30, 2020, as partially mitigated by our hedging program, negatively impacted our net revenues by approximately one half of a percentage point and one percentage point, respectively.
The following table sets forth the components of our net revenues:

	Three Months Ended June 30,		2020 vs. 2019		Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,409	$2,405	$4	—%	$7,587	$7,164	$423	6%
Data processing revenues	2,525	2,662	(137)	(5)%	8,100	7,564	536	7%
International transaction revenues	1,102	1,977	(875)	(44)%	4,953	5,624	(671)	(12)%
Other revenues	314	342	(28)	(8)%	1,071	968	103	11%
Client incentives	(1,513)	(1,546)	33	(2)%	(4,966)	(4,480)	(486)	11%
Net revenues	$4,837	$5,840	$(1,003)	(17)%	$16,745	$16,840	$(95)	(1)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues were flat in the third quarter of fiscal 2020 as COVID-19 spread globally starting in the latter part of March 2020 with a 2% growth in nominal payments volume during the three-month comparable period. Service revenues grew 6% during the nine-month comparable period, in line with nominal payments volume growth of 6%.
•Data processing revenues were impacted by a decline in processed transactions of 13% and growth of 1% during the three-month and nine-month comparable periods, respectively, as a result of the spread of COVID-19 globally starting in the latter part of March 2020. Data processing revenues benefited from value-added services, acquisition-related revenues and favorable business mix. For the nine-month comparable period, data processing revenues also benefited from select pricing modifications effective in 2019.
•International transaction revenues driven by nominal cross-border volumes, excluding transactions within Europe, declined 48% and 16% during the three-month and nine-month comparable periods, respectively, as COVID-19 spread globally starting in the latter part of March 2020. For the three-month comparable period, international transaction revenues were also impacted by fluctuations in the volatility of a broad range of currencies and favorable business mix. For the nine-month comparable period, international transaction revenues benefited from select pricing modifications effective in 2019.

•Other revenues decreased in the third quarter of fiscal 2020 primarily due to lower marketing services revenues, lower value-added services revenues tied to travel-related card benefits and non-recurring revenues in the prior year three-month comparable period. For the nine-month comparable period, other revenues increased primarily due to consulting and marketing services related fees and other value-added services.
•Client incentives decreased during the three-month comparable period in correlation with the decline in payments volumes and revenues. In the nine-month comparable period, client incentives increased mainly due to incentives recognized on long-term customer contracts that were initiated or renewed in the past 12 months partially offset by the recent decline in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.
Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended June 30,		2020 vs. 2019		Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$941	$872	$69	8%	$2,863	$2,573	$290	11%
Marketing	174	282	(108)	(38)%	683	799	(116)	(15)%
Network and processing	172	184	(12)	(7)%	536	528	8	1%
Professional fees	95	113	(18)	(16)%	304	305	(1)	—%
Depreciation and amortization	197	165	32	19%	571	484	87	18%
General and administrative	258	315	(57)	(18)%	840	855	(15)	(2)%
Litigation provision	1	1	—	(40)%	9	30	(21)	(72)%
Total operating expenses	$1,838	$1,932	$(94)	(5)%	$5,806	$5,574	$232	4%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased primarily due to continued increase in headcount in support of our investment strategy for future growth, offset by lower incentive compensation.
•Marketing expenses decreased reflecting our overall cost reduction strategy, the absence of FIFA Women's World Cup in fiscal 2020 and the delay of the Tokyo Olympics to fiscal 2021. The decrease is offset by an increase in client marketing spend during the nine-month comparable period.
•Professional fees decreased reflecting our overall cost reduction strategy.
•Depreciation and amortization expenses increased primarily due to additional depreciation and amortization from our on-going investments, including acquisitions.
•General and administrative expenses decreased primarily due to travel restrictions and our overall cost reduction strategy, offset by acquisition related expenses during the nine-months comparable period.
•Litigation provision decreased primarily due to lower accruals for uncovered litigation.

Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	Three Months Ended June 30,		2020 vs. 2019		Nine Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(142)	$(128)	$(14)	11%	$(371)	$(413)	$42	(10)%
Investment income and other	75	86	(11)	(12)%	167	320	(153)	(48)%
Total non-operating income (expense)	$(67)	$(42)	$(25)	59%	$(204)	$(93)	$(111)	120%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense, net increased during the three-month comparable period primarily as a result of the issuance of debt in the third quarter of fiscal 2020, offset by derivative instruments that lowered the cost of borrowing on a portion of our outstanding debt. Interest expense, net decreased during the nine-month comparable period primarily due to derivative instruments that lowered the cost of borrowing on a portion of our outstanding debt, offset by the issuance of debt in the third quarter of fiscal 2020.
•Investment income and other decreased primarily due to lower gains on our equity investments and lower interest income on our cash and investments.
Effective Income Tax Rate
The effective income tax rates were 19% for the three and nine months ended June 30, 2020, and 20% and 19% for the three and nine months ended June 30, 2019, respectively. The difference in the effective tax rates between the three-month periods was primarily due to the change in geographic mix of income.
On July 22, 2020, UK enacted a legislation that repealed the previous tax rate reduction from 19% to 17% that was effective on April 1, 2020. The repeal of the UK tax rate reduction is not expected to significantly increase our ongoing effective tax rate, however, it will result in a one-time non-cash tax expense in the fourth quarter of fiscal 2020, due to the re-measurement of deferred taxes which are primarily related to intangibles recorded in purchase accounting upon the acquisition of Visa Europe in fiscal 2016.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2020	2019
	(in millions)
Total cash provided by (used in):
Operating activities	$8,344	$8,742
Investing activities	2,308	413
Financing activities	(4,723)	(9,401)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	173	(62)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$6,102	$(308)
Operating activities. Cash provided by operating activities for the nine months ended June 30, 2020 was lower than the prior-year comparable period due to higher client incentives and timing of settlement. Partially offset by lower cash paid for taxes and the receipt of the $467 million takedown payment associated with the Interchange Multidistrict Litigation. See Note 14—Legal Matters to our unaudited consolidated financial statements.

Investing activities. Cash provided by investing activities for the nine months ended June 30, 2020 increased primarily due to fewer purchases of investment securities as compared to the prior-year period.
Financing activities. Cash used in financing activities for the nine months ended June 30, 2020 was lower than the prior-year comparable period primarily due to proceeds received from the issuance of senior notes and the absence of the deferred purchase consideration payment, made in the prior year. Partially offset by higher share repurchase and higher dividends paid. See Note 8—Debt and Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. During the three months ended June 30, 2020, we repaid $1.0 billion of commercial paper that was issued during the three months ended March 31, 2020. We had no obligations outstanding under the program at June 30, 2020.
Senior notes. In April 2020, we issued fixed-rate senior notes in an aggregate principal amount of $4.0 billion, with maturities ranging between 7 and 20 years. See Note 8—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2019, except as discussed below.
Common stock repurchases. During the nine months ended June 30, 2020, we repurchased 37 million shares of our class A common stock for $6.6 billion. As of June 30, 2020, our January 2020 Program had remaining authorized funds of $7.0 billion for share repurchase. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2020, we declared and paid $2.0 billion in dividends to holders of our common and preferred stock. On July 20, 2020, our board of directors declared a cash dividend in the amount of $0.30 per share of class A common stock (determined in the case of class B and C common stock and UK&I and Europe preferred stock on an as-converted basis), which will be paid on September 1, 2020, to all holders of record as of August 14, 2020. See Note 10—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All three series of preferred stock and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. A principal payment of $3.0 billion is due on December 14, 2020 on our fixed-rate senior notes issued in December 2015, for which we have sufficient liquidity. See Note 8—Debt to our unaudited consolidated financial statements.
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
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 14, 2019 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 4, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
April 1 - 30, 2020	2	$163.62	2	$7,592
May 1 - 31, 2020	1	$187.22	1	$7,479
June 1 - 30, 2020	2	$193.64	2	$7,009
Total	5	$180.47	5
(1)The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to settlement dates.
(2)Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2020, our board of directors authorized a share repurchase program for $9.5 billion. This authorization has no expiration date. All share repurchases authorized prior to January 2020 have been completed.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

3.3+	Amended and Restated Bylaws of Visa Inc.

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	July 30, 2020	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2020	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2020	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)