Form 10-K
period 2020-09-30
VISA INC.
filed 2020-11-19
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $272.7 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 13, 2020, there were 1,692,383,762 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,684,539 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2020.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations, and cash flows as a result of the coronavirus (“COVID-19”); prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business
OVERVIEW

Visa is one of the world’s leaders in digital payments. Our mission is to connect the world through the most innovative, reliable and secure payments network — enabling individuals, businesses and economies to thrive. We facilitate digital payments across more than 200 countries and territories among a global set of consumers, merchants, financial institutions, businesses, strategic partners and government entities through innovative technologies.

Since Visa’s inception in 1958, Visa has been in the business of facilitating payments between consumers and businesses. With new ways to pay, we have evolved into a global company that is a Trusted Engine of Commerce, providing payment solutions for everyone, everywhere. We are focused on extending, enhancing and investing in our proprietary network, VisaNet, while seeking new ways to offer products and services and become a single connection point for facilitating any payment transaction, both on the Visa network and beyond.
•We facilitate secure, reliable and convenient transactions between financial institutions, merchants and consumers. We traditionally have referred to this as the “four-party” model. As the payments ecosystem continues to evolve, we have broadened this model to include digital banks, wallets and a range of financial technology companies (fintechs), governments and non-governmental organizations. We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet. During fiscal year 2020, we saw 204 billion payments and cash transactions with Visa’s brand, equating to an average of 559 million transactions a day. Of the 204 billion total transactions, 141 billion were processed by Visa.
•We offer a wide range of Visa-branded payment products that our 15,400 financial institution clients use to develop and offer core business solutions, including credit, debit, prepaid and cash access programs for individual, business and government account holders. During fiscal year 2020, Visa’s total payments and cash volume was $11.3 trillion, and 3.5 billion credentials were available worldwide to be used at nearly 70 million merchant locations.
•We take an open, partnership approach and seek to provide value by enabling access to our global network, including offering our technology capabilities through application programming interfaces (APIs). We partner with both traditional and emerging players to innovate and expand the payments ecosystem, allowing them to leverage the resources of our platform to scale and grow their businesses more quickly and effectively. It also creates a more inclusive ecosystem with products that could reach the under and unbanked populations.
•We are accelerating the migration to digital payments and evolving Visa to be a “network of networks” to enable the movement of money on VisaNet and beyond. Visa’s network of networks approach creates opportunities by facilitating person-to-person (P2P), business-to-consumer (B2C), business-to-business (B2B), business-to-small business (B2b) and government-to-consumer (G2C) payments.
•We provide value added services to our clients, including issuer and consumer solutions, merchant and acquirer solutions, fraud management and security services, data solutions, and consulting through Visa Consulting & Analytics.
•We invest in and promote our brand to the benefit of our clients and partners through advertising, promotional and sponsorship initiatives with FIFA, the International Olympic Committee, the International Paralympic Committee and the National Football League, among others. We also use these sponsorship assets to showcase our payment innovations.

FISCAL YEAR 2020 KEY STATISTICS
(1)     Please see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of our non-GAAP financial results.

Revenue Details
Net revenues consist of service revenues, data processing revenues, international transaction revenues, and other revenues minus costs incurred under client incentive arrangements. We have one reportable segment, which is Payment Services. Visa earns revenue by facilitating payments across more than 200 countries and territories among a global set of consumers, merchants, financial institutions, businesses, strategic partners and government entities through innovative technologies.

(1) Figures in the tables may not recalculate exactly due to rounding.

Visa is not a financial institution. We do not issue cards, extend credit, or set rates and fees for account holders of Visa products. That is the role of our financial institution clients. We do not earn revenues from, or bear credit risk with respect to, interest or fees paid by account holders on Visa products. Interchange reimbursement fees represent a transfer of value between the financial institutions participating in our payments network. We administer the collection and remittance of interchange reimbursement fees through the settlement process, but we generally do not receive any revenue related to interchange reimbursement fees. In addition, we do not receive as revenue the fees that merchants are charged directly for acceptance by their acquirers.
ACCELERATING OUR BUSINESS: FISCAL YEAR 2020 KEY FOCUS AREAS
Fiscal year 2020 and COVID-19 have brought unprecedented challenges and widespread economic and social change. At the same time, the past fiscal year demonstrated the strength and resiliency of our strategy and the meaningful role we play at the center of the payments ecosystem. It has also accelerated progress, including accelerating the shift to ecommerce and the demand for contactless payments, providing significant opportunities for Visa that are aligned with our strategy. As we look to be a single point of connection for money movement globally, there are three primary levers to that growth — consumer payments, new flows and value added services. We are also building and acquiring new capabilities that can add value to our clients and strengthen the foundation of our business: technology, security, brand and talent.
1. Consumer Payments
For decades, Visa’s growth has been driven by the strength of our core business solutions — credit, debit and prepaid products — as well as our global ATM network. As the pace of change accelerates each year, helped by the advancement of technology and our focus on the user experience in payments for both the face-to-face and ecommerce environments, we see significant opportunity for continued growth. We are accelerating efforts to move approximately $18 trillion in consumer spending still done in cash and check to cards and digital credentials on the Visa network.
Core Business
Credit: Credit cards and digital credentials are issued by Visa’s clients and allow consumers and businesses to access credit to pay for goods and services. Credit cards are affiliated with programs operated by financial institution clients, co-brand partners, fintechs and affinity partners. Visa does not extend credit to account holders; however, we provide technology, authorization services, fraud tools and brand support that issuers use to enable their credit programs. We also work with our clients on product design, consumer segmentation and consumer experience design to help them deliver products and services that match their customers’ needs.
Debit: Debit cards and digital credentials are issued by financial institutions and allow consumers and small businesses to purchase goods and services using funds held in their bank accounts. Debit cards enable account holders to transact in person, online or via mobile without needing cash or checks and without accessing a line of credit. Visa provides a strong brand, network infrastructure (which includes processing, acceptance, product features and support, risk tools and services) and industry expertise to help issuers optimize their debit offerings.

Prepaid: Prepaid cards and digital credentials draw from a designated balance funded by individuals, businesses or governments. Prepaid cards address many use cases and needs, including general purpose reloadable, payroll, government and corporate disbursements, healthcare, gift and travel. Visa-branded prepaid cards also play an important part in financial inclusion, bringing payment solutions to those with limited or no access to traditional banking products.
Global ATM: The Visa/PLUS Global ATM network provides account holders with cash access, and other banking capabilities, in more than 200 countries and territories worldwide through issuing and acquiring partnerships with both financial institutions and independent ATM operators.
Engagement
Ecommerce

Ecommerce has evolved since the first online purchase was made on the Visa network more than 25 years ago. In fiscal year 2020, due in part to the COVID-19 pandemic, there was a significant acceleration in the shift away from cash to digital forms of payment. Ecommerce represents only about 14% of global retail spending, so there is still substantial opportunity for ecommerce growth. We are helping to transform the digital checkout experience by adding more security and removing friction with the launch of Visa Click to Pay. Enabled by the EMV® Secure Remote Commerce Specifications, Click to Pay simplifies the checkout experience, eliminating the need for a consumer to enter payment details each time they are paying online. This means greater consistency and fewer steps at checkout, regardless of one’s payment choice. Consumers can click to pay with Visa with confidence when they see the Click to Pay icon, a stylized depiction of a fast forward icon, where Visa is accepted. (1)
During fiscal year 2020, Click to Pay went live with select merchants and payment processors and platforms in the U.S., and was enabled in new geographies, including Australia, Canada, China, Colombia, Hong Kong, Malaysia, Mexico, New Zealand, Poland, Qatar, Singapore, South Africa, Ukraine, United Arab Emirates and the United Kingdom.
Tap to Pay
As we seek to improve the user experience in the face-to-face environment, tap to pay, which is tapping a contactless card or mobile device on a terminal to make a payment, has emerged as the preferred way to check out amongst consumers in many markets around the world. Contactless penetration grew to 43% of all face-to-face transactions around the world in fiscal year 2020. In addition, Visa has worked with payments industry partners and governments to support raising contactless payments limits in markets around the world that require cardholder verification on tap to pay transactions. More than 50 markets across Europe, the Middle East, Africa and Canada have taken this step to help more individuals utilize this way to pay in fiscal year 2020.

The U.S. is one of the most significant opportunities for growth in tap to pay. Tap to pay awareness and adoption accelerated in the U.S. this year, and we expect that demand to continue to grow. More than 70% of face-to-face transactions at checkout in the U.S. occur at a merchant that has the ability to accept contactless payments, and more than 80 of the top 100 merchants by transactions are enabled for tap to pay.

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
Drive new acceptance categories to uncover additional growth. We continue to expand our acceptance footprint in both mature and emerging markets, so that businesses and devices are enabled to send and receive funds via the Visa network in categories such as vending, laundry, gaming, parking, electric vehicle charging, rent and tuition. For example, in emerging markets, while 40% of the national GDP is contributed by small and micro-sellers, fewer than 10% of these sellers currently accept digital payments. In January 2020, Visa announced Tap to Phone technology to help sellers accept digital payments without any additional hardware. This technology allows micro-businesses to use smartphones to accept digital payments instead of a software terminal.
Promote inclusive financial access. According to the World Bank, 1.7 billion adults worldwide still lack access to formal financial services, which means they do not have access to the services that can help facilitate the growth of their economic livelihood. In 2015, Visa made a commitment to provide first-time access to a digital payments account for 500 million people worldwide by 2020 in support of the World Bank’s goal of Universal Financial Access. We met this commitment ahead of schedule in 2019. We are continuing this work by supporting women’s advancement, small businesses, and the expansion of financial inclusion through programs that support skill development and access to networks and financial services for under and unbanked populations. For example, in June, we announced a global commitment to elevate 50 million small and micro businesses worldwide in an effort to help local businesses in the wake of the COVID-19 pandemic. As part of the global commitment, Visa also formed the Visa Economic Empowerment Institute focused on economic and societal issues, including pandemic challenges small and micro businesses face and closing racial and gender opportunity gaps.
Credentials
Fintech/Open Partnership Model
As the payment ecosystem grows, so too does Visa’s partnership model. Fintechs are key enablers of new payment experiences and new flows. Our work with fintechs helps to open new points of acceptance, create new digital banking experiences, move money across borders, embed Visa into B2B flows, speed up payroll and ensure digital wallet customers can access our services.

Fintechs prefer partnering with Visa because of the reach, capabilities, and security Visa offers. Today, Visa has partnered with fintechs across categories including digital wallets, neobanks, “Buy Now, Pay Later”, B2B payments, cross-border remittance, payments infrastructure, and P2P payments.

To better serve fintechs, Visa has created a suite of streamlined commercial programs and digital onboarding tools. Our Fintech Fast Track program enables qualifying fintechs to quickly launch and scale their programs. The program has grown 360% year-over-year and has welcomed hundreds of fintechs who are actively engaged in the program. With our startup engagement programs, the Visa Everywhere Initiative and the Inclusive Fintech 50, early stage companies can build payment solutions based on our capabilities. All of our fintech resources are available online on Visa Partner, which provides a comprehensive set of services and resources so that partners can access APIs, apply for programs, complete an online licensing process and find relevant partners to help construct new flows.

2. New Flows
New flows represent a $185 trillion opportunity. Visa’s network of networks approach creates opportunities to enable digital payments for consumers, businesses and governments around the world by facilitating P2P, B2C, B2B, B2b and G2C payments. Today, partners are increasingly using Visa’s network infrastructure and capabilities to enable Visa to unlock a growing market opportunity.
Visa Direct

Visa Direct is a global, real-time(2) push payments platform, which reverses the traditional card payment flow by allowing payment originators, through their acquirer, to push funds directly to cards, and with the acquisition of Earthport, Visa Direct can now also push directly to 1.5 billion additional bank accounts. In doing this, Visa Direct supports consumer and business money flows, which is estimated to be $65 trillion, for a variety of payment use cases, including corporate, government and worker payouts, P2P, real-time merchant settlement, and fast cross-border payment capabilities to more than 140 countries.

Visa Direct enables Visa to capture new flows with nearly 3.5 billion global transactions in 2020. This growth was fueled by the expansion of existing use cases, the extension of existing use cases to new countries, the development of new use cases, and the creation and deepening of partnerships worldwide. P2P continued to be a strong contributor, with more than 100 P2P providers globally, led by a 75% year-over-year growth in global P2P transactions. Additionally, we expanded P2P globally in domestic and cross-border capacities with many partners this year.

Many businesses also utilize Visa Direct to have real-time access to working capital to buy inventory, make payroll and service other cash flow needs to keep their businesses running, such as real-time merchant settlement and loan disbursements. During fiscal year 2020, Visa Direct enabled faster payouts to more than 2.35 million U.S. small businesses and sellers, helping to provide fast access to funds to improve cash flow. In the wake of COVID-19, we are seeing more governments adopt Visa Direct to distribute funds quickly, safely and broadly, often reaching the unbanked.
B2B
We are also extending our network with B2B payments. We offer a portfolio of business payment solutions, including small business, corporate (travel) cards, purchasing cards, virtual cards and digital credentials, non-card cross-border B2B payment options and disbursement accounts, covering most major industry segments around the world. Business solutions are designed to bring efficiency, controls and automation to small businesses, commercial and government payment processes, ranging from employee travel to fully integrated, invoice-based payables.
Businesses spend an estimated $120 trillion each year. Our three strategic areas of focus include investing and growing card-based payments, accelerating our efforts in non-card, cross-border payments and digitizing domestic accounts payable/accounts receivable processes.

(2) Actual fund availability varies by receiving financial institution, receiving account type, region and whether the transaction is domestic or cross-border.

Our existing commercial card solutions generated nearly $1 trillion in payments volume in fiscal year 2020. We continue to invest across our small business, travel and entertainment, purchasing, fleet and virtual card solutions to further digitize how businesses pay other businesses.
Visa B2B Connect is a multilateral network that operates separately from VisaNet and facilitates B2B cross-border transactions directly from an originating bank to the recipient bank. This network gives financial institutions the ability to quickly and securely process high-value corporate cross-border payments globally and helps simplify and speed up the way businesses pay other businesses around the world. Visa B2B Connect’s current reach includes 80 markets, and we expect that we will expand to 30 new markets over the next 18-24 months, aiming to reach scale by 2022. We are continuing to build out our capabilities and relationships to fuel future growth and to help our clients fulfill the international payments needs of their customers.
3. Value Added Services
As the payments category continues to evolve and expand in scope, size and complexity, our clients are increasingly looking for insights, and Visa is well positioned to support their needs. Value added services represent an opportunity for us to help our clients grow their businesses, often resulting in additional growth for our core business. In addition, they deepen our client relationships and deliver new sources of revenue. Today, we offer a suite of value added services, including issuer and consumer solutions, merchant and acquirer solutions, fraud management and security services, data products, and consulting and analytics.
Issuer and Consumer Solutions
Visa DPS provides a wide range of debit, prepaid and credit value added services to clients including call center services, data analytics, campaign management, fraud and risk solutions, and a white-label branded mobile app. Our U.S. client base includes national banks, community banks and credit unions, as well as a rapidly increasing number of fintechs. DPS continues to extend and expand our capabilities in modern, API-based issuer processing solutions, which will be used for the U.S. and international markets.

We also provide a range of other services and digital solutions to issuers, such as account controls, digital issuance, branded consumer experiences and installments. Installment payments allow shoppers the flexibility to pay for a purchase in equal payments over a defined period of time. Visa is investing in installments as a payments strategy — both by building our own solution, Visa Installments — and by partnering with innovative installments providers who leverage our assets to support a wider variety of installment options. Visa Installments enables issuing banks to offer Visa cardholders the option to divide their total purchase amount into smaller payments during or after checkout, at the store and online — with a Visa card they already have in their wallet. Through Cybersource, Visa’s global payment management platform, we are working with acquirers and fintech installment providers to enable this new way to pay for Cybersource’s merchant customers.

Merchant and Acquirer Solutions
The Cybersource platform provides payment services for more than 450,000 clients. Cybersource’s small business solutions are represented by the Authorize.Net brand in North America.
Through a single integration, Cybersource provides modular, digital capabilities beyond the traditional gateway function of connecting merchants to payment processing. Using Cybersource, merchants of all sizes can improve the way their consumers engage and transact, mitigate fraud and security risk, lower operational costs and adapt to changing business requirements. Cybersource’s global footprint lets merchants accept payments in more than 190 countries and territories around the world and includes a broad choice of acquirers and processors, payment types and hardware components.
Cybersource white-labeled capabilities continue to drive innovation in the payments ecosystem and enable better customer experiences. Cybersource also invested in new and enhanced payment integrations with commerce platforms, enabling sellers and acquirers to provide tailored commerce experiences with payments seamlessly embedded.
Cybersource enables an omni-channel solution with a cloud-based architecture to deliver more innovation at the point-of-sale. Our omni-channel solution has been adopted by multiple retailers in the U.S. and in Europe.
Decision Manager delivered through Cybersource supports transaction security for sellers. It leverages the power of network-wide fraud insights and combines it with hundreds of standard API elements, including IP addresses, device fingerprints, order details and analytics, to produce more than 260 detectors in addition to a score for every transaction to help sellers separate fraudulent transactions from non-fraudulent ones. Decision Manager helps merchants reduce exposure to fraud, which is critical for optimizing both revenue and profits for merchants.
Visa continues to invest in its dispute management services. In fiscal year 2019, we acquired Verifi, a leader in technology solutions to reduce chargebacks. With this acquisition, Visa has been able to offer a network agnostic value added solution, enabling merchants to manage disputes across all their payment methods with a single connection.
Fraud Management and Security Services
Security and Identity
Trust is at the core of Visa. Through an evolving and multilayered approach, Visa strives to expect the unexpected, constantly monitoring our network and sharing intelligence with our partners. Our multi-prong security strategy is based on empowering consumers and clients through tools, resources and controls to make more informed risk decisions. To provide these tools, we invest in intelligence and technologies that improve fraud and authorization performance. In fiscal year 2020, Visa Advanced Authorization risk scored 141 billion Visa-processed transactions – each transaction across more than 500 risk factors in about one millisecond. In the last year, Visa’s artificial intelligence (AI)-powered risk scoring engine helped financial institutions prevent nearly $25 billion in fraud.
We believe security is an integral driver for growth and innovation. Several developments over the course of fiscal year 2020 help demonstrate our approach:

•We continued to see the benefits of chip technology, where each transaction is accompanied by a one-time code that protects consumer information, in preventing counterfeit fraud and reducing fraud occurring in person at physical stores. In the U.S., for example, our most recent data shows an 87 percent decline in counterfeit fraud at chip-enabled merchants since 2015. Contactless-enabled payment cards use the same trusted security of chip cards. EMV® 3-D Secure (3DS) is a new generation of the protocol — developed by EMVCo’s members along with other industry participants — and is designed to protect accounts from unauthorized use across desktop, laptop, mobile or other connected devices, making online purchases easier and more secure.
•A new digital tool was introduced to help U.S. financial institutions with their efforts to combat new account fraud and give consumers greater peace of mind. Advanced Identity Score combines Visa’s AI and predictive machine learning capabilities with application and identity related data to generate a risk score for new account applications to help reduce fraud, prevent negative impacts to brand loyalty and trust, and eliminate operational costs due to remediation. Advanced Identity Score can decrease the number of new accounts opened with stolen identities, protect consumers against synthetic ID or account takeover fraud, save time and help eliminate a poor customer experience.
Visa is also committed to helping protect the broader payments ecosystem from growing cyber threats and fraud through continued investments in intelligence and technology. Visa operates a suite of programs to protect the safety and soundness of the payments ecosystem, investing in intelligence and technology to prevent, detect and mitigate security threats, and empowering our partners with the tools and data necessary to make better risk management decisions that are a core benefit of being part of the Visa network. Our security capabilities, programs and expertise help protect the integrity of the payments ecosystem by seeking to detect and disrupt fraud threats targeting financial institutions and merchants and removing bad actors from the ecosystem to provide the best possible consumer experience. This is achieved through the combined efforts of payment and cyber intelligence, insights and learnings from client/partner breach investigations, and law enforcement engagement to help financial institutions and merchants solve critical security challenges.
Visa Token Service
Visa Token Service is a security technology that helps combat fraud for both face-to-face and ecommerce digital transactions, including mobile and “Internet of Things (IoT)” payments. The technology replaces a consumer’s card-related sensitive information, such as personal account number, with a unique, one-time use identifier, or token, which protects transactions in a number of ways, including when a card or shopper is not physically present. Launched in 2014, tokenization has been brought to scale over the last six years. We expanded tokenization globally this year, crossing the 1.4 billion tokens milestone and enabling more than 8,300 issuers across 192 markets.
Following the acquisition of Rambus Payments’ token services business, Visa rebranded the business unit to Token ID - A Visa Solution. Token ID will expand Visa’s tokenization capabilities beyond card-based payments on the Visa network to include domestic card, automated clearing house (ACH) and real-time payment networks to facilitate secure payments across a broader range of global commerce types.
Data Solutions

Data lies at the heart of strategic decisions that governments, financial institutions, fintechs and merchants make to help meet their customers' needs, create new products and experiences, enhance security and bolster customer loyalty. Visa harnesses the power of our rich global datasets to deliver insights, benchmarks and predictive models that benefit our ecosystem.

With Visa’s Benchmarking and Operations Solutions, clients can identify opportunities to increase spend and authorization rates and reduce fraud, disputes, chargebacks and operational costs. Visa’s suite of Marketing Solutions uses Visa data to help issuers and merchants plan, target, and measure marketing campaigns and communications. Through Visa’s Underwriting Solutions, Visa is helping clients harness data to improve portfolio management strategies such as credit line increase programs, cross sale of lending products and working capital management for small businesses.
Visa Consulting & Analytics

Visa Consulting & Analytics is the payments consulting advisory arm of Visa. This group is a client-facing global team of more than 550 payments consultants, data scientists and economists in more than 100 cities. The combination of our deep payments expertise, our breadth of data and our economic intelligence allows us to identify actionable insights, recommendations and solutions that drive better business decisions and measurable outcomes for clients. Visa Consulting & Analytics offers consulting services for issuers, acquirers, merchants, fintechs and others that span the entire customer journey.

4. Foundational
The foundation of our business is comprised of our technology, security, brand and talent.
Technology
Visa’s technology platform comprises software, hardware, data centers and a vast telecommunications infrastructure, each with a distinct architecture and operational footprint wrapped with several layers of security and protection technologies. Together, these systems deliver the secure, convenient and reliable service that our clients and consumers expect of the Visa brand.
Software
As part of our global technology environment, we build and securely operate hundreds of commercial applications using a diverse set of technologies. Our software powers the core functions of our transaction processing — including authorization, clearing and settlement, and risk scoring — as well as our value added services. These applications together work to provide essential services to the payments ecosystem.
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
Data Centers
Visa operates four data centers that are a critical part of our global processing environment and are built with the capacity to support Visa’s growing power, cooling and space needs. All of our data centers have high redundancy of network connectivity, power and cooling designed to provide continuous availability of systems. We are continuing to reduce the carbon footprint of our data centers by deploying efficiency improvement strategies, including LED lighting, variable airflow automation controls and hot-and-cold air containment technologies.
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
We invest significantly in our comprehensive approach to cybersecurity at Visa. We deploy security technologies to protect against data confidentiality, integrity and availability risks, emphasizing core cybersecurity capabilities to minimize risk exposure. Our in-depth security approach applies multiple layers of protection to reduce the risk of any single control failing. These measures include:
•A formal program to devalue sensitive and/or personal data through various cryptographic means
•Embedded security in the software development lifecycle
•Identity and access management controls to protect against unauthorized access
•Development of advanced cyber detection and response capabilities
For example, Visa uses AI and deep learning technology to monitor our network and understand the threats aimed at our company. Our platform collects billions of security logs each day, providing insight across the network and within our infrastructure. We combine this data with external intelligence on attacks observed outside of our data centers and network. Using machine learning tools, we focus on the events that appear to pose a risk, enabling our cybersecurity team to intervene. We operate this platform globally, with teams in multiple time zones detecting and responding 24x7x365.
Brand
In recognition of our strength among clients and consumers, the Visa brand consistently ranks highly in external brand studies, including #1 on Forbes World’s Best Regarded Companies (2019), #5 on BrandZ Top 100 Most Valuable Global Brands (2020), Forbes World’s Most Valuable Brands and Interbrand’s Best Global Brands, among others.
Visa’s brand strength helps deliver added value to our clients and their customers, financial institutions, merchants and partners through compelling brand expressions, a wide range of products and services and innovative brand and marketing efforts.
In line with our commitment to an expansive and diverse range of partnerships for the benefit of all our stakeholders, Visa sponsors FIFA, the International Olympic Committee, the International Paralympic Committee and the National Football League. Visa is the only brand in the world that is a premier sponsor of all of these properties and also is the most active sponsor of women’s football around the world. At the Olympic and Paralympic Games Tokyo 2020 (postponed from 2020 to 2021), the Visa brand is expected to be on full display when Visa features our products and technology to bring Japan’s vision for the future of digital payments to life.
Talent
Central to our long-term strategy is attracting, developing and retaining the best talent globally with the right skills to drive our success. In fiscal year 2020, the COVID-19 pandemic had a significant impact on our human capital management. A large majority of our workforce worked remotely throughout the second half of 2020, and we instituted safety protocols and procedures for the essential employees who continued to work on site. Visa committed that no employee layoffs would occur in calendar year 2020 related directly to COVID-19. Visa’s workforce grew in 2020 at a slower pace than prior years, increasing from approximately 19,500 employees in fiscal year 2019 to approximately 20,500 employees in fiscal year 2020. Voluntary workforce turnover (rolling 12-month attrition) was 6.3% in September 2020. At the end of fiscal year 2020, Visa’s global workforce was 59% male and 41% female, and women represented 34% of Visa’s leadership (defined as vice president level and above). In the U.S., ethnicity of our workforce was 38% White, 42% Asian, 11% Hispanic, 6% Black and 3% other. For our U.S. leadership, the breakdown was 63% White, 19% Asian, 12% Hispanic, 4% Black and 2% other.
Our culture is underpinned by our core values, including an unwavering commitment to inclusion and diversity. In 2020, we established goals to increase the number of employees from underrepresented groups at the vice president level and above in the U.S. by 50 percent in three years and to increase the number of employees from underrepresented groups in the U.S. by 50 percent in five years. Visa’s commitment to diversity recruiting includes partnering with a number of non-profit and community organizations to support and develop a diverse talent pipeline. For example, Visa established the Black Scholars and Job program, a $10 million fund to create a dedicated Visa scholarship assistance program over the next five years, specifically for college-bound Black students. Upon graduation, all recipients who have met their commitments will be guaranteed a full-time job with Visa. Visa is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis.

For additional information, please see the section titled “Talent and Human Capital Management” in Visa’s 2020 Proxy Statement.

Mergers and Acquisitions and Strategic Investments

Visa continually explores opportunities to augment our capabilities and provide meaningful value to our clients. Mergers and acquisitions and strategic investments complement our internal development and enhance our partnerships to align with Visa’s priorities. Visa applies a rigorous integration approach to our acquisitions and investments to ensure they will differentiate our network, provide value added services and accelerate growth.

Plaid Acquisition. In January 2020, Visa entered into a definitive agreement to acquire Plaid, a network that makes it easy for people to securely connect their financial accounts to the apps they use to manage their financial lives. Plaid’s products enable consumers to conveniently share their financial information with thousands of apps and services. Visa’s acquisition of Plaid represents both an entry into new businesses and complementary enhancements to Visa’s existing business. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.

On November 5, 2020, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of California seeking a permanent injunction to prevent Visa from acquiring Plaid, alleging that the proposed acquisition would substantially lessen competition in violation of Section 7 of the Clayton Act and would constitute monopolization under Section 2 of the Sherman Act. Visa intends to vigorously defend the lawsuit.
INTELLECTUAL PROPERTY
We own and manage the Visa brand, which stands for acceptance, security, convenience, speed and reliability. Our portfolio of Visa-owned trademarks is important to our business. Generally, trademark registrations are valid indefinitely as long as they are in use and/or maintained. We give our clients access to these assets through agreements with our issuers and acquirers, which authorize the use of our trademarks in connection with their participation in our payments network. Additionally, we have filed patent applications in the U.S. and international jurisdictions covering certain aspects of our proprietary technology and new innovations, and own a number of patents, patent applications and other intellectual property relating to our business. We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology.
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
We compete against all forms of payment. This includes paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:
Global or Multi-Regional Networks: These networks typically offer a range of branded, general purpose card payment products that can be used at millions of merchant locations around the world. Examples include Mastercard, American Express, Discover, JCB and UnionPay. These competitors may be more concentrated in specific geographic regions, such as JCB in Japan and Discover in the U.S., or have a leading position in certain countries. For example, UnionPay is the largest player in China, since international card networks were not allowed to process domestic transactions in China until the market started to open up with the first license approval for an international network in fiscal year 2020. See Item 1A — Risk Factors — Regulatory Risks — Government-imposed obligations and/or restrictions on international payment systems may prevent us from competing against providers in certain countries, including significant markets such as China, India and Russia. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world. The following chart compares our network with these network competitors for calendar year 2019(1):

	Visa	Mastercard	American Express	JCB	Diners Club
Payments Volume ($B)	8,941	4,767	1,225	313	179
Total Volume ($B)	11,757	6,468	1,241	320	194
Total Transactions (B)	207	122	9	4	3
Cards (M)	3,454	2,172	114	140	66
(1) Mastercard, American Express, JCB and Diners Club / Discover data sourced from The Nilson Report issue 1178 (June 2020). Mastercard excludes Maestro and Cirrus figures. American Express, Diners Club / Discover, and JCB include business from third-party issuers. JCB figures include other payment-related products and some figures are estimates.
Local and Regional Networks: Operated in many countries, these networks often have the support of government influence or mandate. In some cases, they are owned by financial institutions. These networks typically focus on debit payment products, and may have strong local acceptance, and recognizable brands. Examples include STAR, NYCE, and Pulse in the U.S., Interac in Canada, EFTPOS in Australia and Mir in Russia.
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
We believe our fundamental value proposition of acceptance, security, convenience, speed and reliability offers us a key competitive advantage. We succeed in part because we understand the needs of the individual markets in which we operate and partner with local financial institutions, merchants, fintechs, governments, non-governmental organizations and business organizations to provide tailored solutions. We believe Visa is well-positioned competitively due to our global brand, our broad set of Visa-branded payment products, and our proven track record of processing payment transactions securely and reliably through VisaNet.
SEASONALITY AND OTHER
We generally do not experience any pronounced seasonality in our business. No individual quarter of fiscal year 2020 or fiscal year 2019 accounted for more than 30 percent of our net revenues in those years.
In fiscal year 2020, we had two clients that accounted for 11% and 10% of our total net revenues, respectively. We believe this is the result of an unprecedented shift in revenue mix, including the decline in cross-border revenue as a result of the pandemic. In fiscal year 2019 and 2018, no client generated greater than 10% of our total net revenues.
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
Government-Imposed Market Participation Restrictions: Certain governments, including China, India, Indonesia, Russia, Thailand and Vietnam, have taken actions to promote domestic payments systems and/or certain issuers, payments networks or processors, by imposing regulations that favor domestic providers, impose local ownership requirements on processors, require data localization or mandate domestic processing be done in that country.
Interchange Rates and Fees: An increasing number of jurisdictions around the world regulate or influence debit and credit interchange reimbursement rates in their regions. For example, the U.S. Dodd-Frank Wall Street Reform and Consumer Act (Dodd-Frank Act) limits interchange reimbursement rates for certain debit card transactions in the U.S., the European Union (EU) IFR limits interchange rates in Europe (as discussed below), and the Reserve Bank of Australia and the Central Bank of Brazil regulate average permissible levels of interchange.
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

European and United Kingdom Regulations and Supervisory Oversight: Visa in Europe continues to be subject to complex and evolving regulation in the European Economic Area (EEA). Visa Europe is designated as a Recognized Payment System in the United Kingdom, bringing it within the scope of the Bank of England’s supervisory powers and subject to various requirements, including on issues such as governance and risk management designed to maintain the stability of the United Kingdom’s financial system. Visa Europe is also subject to the European Central Bank’s oversight, whose main focus is on the smooth operation of payment systems in the Euro area, including the security, operational reliability and business continuity of payment systems. Furthermore, Visa Europe is regulated by the United Kingdom’s Payment Systems Regulator (PSR), which has wide-ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the United Kingdom, and ensuring payments meet account holder needs. The PSR is also the regulator responsible for monitoring Visa Europe’s compliance with the IFR in the United Kingdom. The IFR regulates interchange rates within Europe, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization, and decision-making purposes within the EU and imposes limitations on network exclusivity and routing. National competent authorities in the EU are responsible for monitoring and enforcing the IFR in their markets.
There are other regulations in the European Union that impact our business, as discussed above, including regulations governing privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other regulations in Europe, such as the second Payment Services Directive (PSD2), require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players. PSD2 also includes strong customer authentication requirements for certain transactions that could impose both operational complexity on Visa and negatively impact consumer payment experiences.
As discussed in Item 1A — Risk Factors — Business Risks — The United Kingdom’s withdrawal from the European Union could harm our business and financial results, and Brexit could lead to further legal and regulatory complexity in Europe.
Additional Regulatory Developments: Various regulatory agencies across the world also continue to examine a wide variety of other issues, including mobile payment transactions, tokenization, access rights for non-financial institutions, money transfer, identity theft, account management guidelines, disclosure rules, security and marketing that could affect our financial institution clients and us. Furthermore, following the passage of PSD2 in Europe, several countries, including Australia, Brazil, Canada, Hong Kong and Mexico, are contemplating granting or have already granted various types of access rights to third-party processors, including access to consumer account data maintained by our financial institution clients, which could have negative implications for our business depending on how the regulations are framed and implemented.
AVAILABLE INFORMATION
Our corporate website is usa.visa.com/about-visa.html. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to the U.S. Securities Exchange Act of 1934, as amended, can be viewed at http://www.sec.gov and our investor relations website at http://investor.visa.com as soon as reasonably practicable after these materials are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). In addition, we routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our corporate responsibility and sustainability initiatives are also available on our website at http://www.visa.com/responsibility. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the SEC.
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
Regulators around the world have been establishing or increasing their authority to regulate certain aspects of the payments industry. See Item 1—Business —Government Regulation for more information. In the U.S. and many other jurisdictions, we have historically set default interchange reimbursement fees. Even though we generally do not receive any revenue related to interchange reimbursement fees in a payment transaction (in the context of credit and debit transactions, those fees are paid by the acquirers to the issuers; the reverse is true for certain transactions like ATM), interchange reimbursement fees are a factor on which we compete with other payments providers and are therefore an important determinant of the volume of transactions we process. Consequently, changes to these fees, whether voluntarily or by mandate, can substantially affect our overall payments volumes and revenues.
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules, and practices. For example, regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. The Dodd-Frank Act also limits issuers’ and our ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. The EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within the EEA (30 basis points and 20 basis points, respectively). EU member states have the ability to further reduce these interchange levels within their territories. The European Commission concluded its impact assessment of the IFR, indicating that while it does not intend to expand the legislation at this time, it will continue to monitor market dynamics. Countries in other parts of the world, including the Latin America region, have either adopted or are exploring interchange caps. For example, in March 2017, Argentina’s central bank passed regulations that cap interchange fees on credit and debit transactions. In March 2018, Brazil adopted interchange caps on debit transactions and in March 2020, the Congress in Costa Rica passed legislation allowing the Central Bank to regulate interchange and other fees. Finally, in Australia, the Reserve Bank is in the process of reviewing the country’s payment system regulations, which could potentially result in lower and/or additional interchange caps and other restrictions on our business.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. This may increase the attractiveness of other payments systems, such as our competitors’ closed-loop payments systems with direct connections to both merchants and consumers. We believe some issuers may react to such regulations by charging new or higher fees, or reducing certain benefits to consumers, which make our products less appealing to consumers. Some acquirers may elect to charge higher merchant discount rates (MDR) regardless of the Visa interchange reimbursement rate, causing merchants not to accept our products or to steer customers to alternate payments systems or forms of payment. In addition, in an effort to reduce the expense of their payment programs, some issuers and acquirers have obtained, and may continue to obtain, incentives from us, including reductions in the fees that we charge, which may directly impact our revenues.
In addition to the regulation of interchange reimbursement fees, a number of regulators impose restrictions on other aspects of our payments business. For example, many governments including, but not limited to governments in India and Turkey are using regulation to further drive down MDR, which could negatively affect the economics of our transactions. Some countries in Latin America, like Peru and Chile are relying on antitrust-driven regulatory actions that can have implications for how the payments ecosystem and four party model operate. The PSR’s review of the acquiring market in the United Kingdom could lead to additional regulatory pressure on our business. With increased merchant lobbying, we could also begin to see regulatory interest in network fees. Government regulations or pressure may also require us to allow other payments networks to support Visa products or services, or to have the other network’s functionality or brand marks on our products. As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. For instance, new products and capabilities, including tokenization, push payments, and non-card based payment flows (e.g., B2B Connect) could bring increased licensing or authorization requirements in the countries where the product or capability is offered. In addition, the European Union’s requirement to separate scheme and processing adds costs and impacts the execution of our commercial, innovation and product strategies.
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
Regulators around the world increasingly take note of each other’s approaches to regulating the payments industry. Consequently, a development in one jurisdiction may influence regulatory approaches in another. The risks created by a new law, regulation or regulatory outcome in one jurisdiction have the potential to be replicated and to negatively affect our business in another jurisdiction or in other product offerings. For example, our settlement with the European Commission on cross-border interchange rates has drawn some preliminary attention of regulators in other parts of the world. Similarly, new regulations involving one product offering may prompt regulators to extend the regulations to other product offerings. For example, credit payments could become subject to similar regulation as debit payments (or vice versa). For instance, the Reserve Bank of Australia initially capped credit interchange, but subsequently capped debit interchange as well.
Government-imposed obligations and/or restrictions on international payment systems may prevent us from competing against providers in certain countries, including significant markets such as China, India and Russia.
Governments in a number of jurisdictions shield domestic payment card networks, brands, and processors from international competition by imposing market access barriers and preferential domestic regulations. To varying degrees, these policies and regulations affect the terms of competition in the marketplace and undermine the competitiveness of international payments networks. Public authorities may impose regulatory requirements that favor domestic providers or mandate that domestic payments or data processing be performed entirely within that country, which could prevent us from managing the end-to-end processing of certain transactions.
In Russia, legislation effectively prevents us from processing domestic transactions. The central bank controlled national payment card system (NSPK) is the only entity allowed to process domestically. In China, UnionPay remains the sole processor of domestic payment card transactions and operates the sole domestic acceptance mark. Although we have filed an application with the People’s Bank of China (PBOC) to operate a Bank Card Clearing Institution (BCCI) in China, the timing and the procedural steps for approval remain uncertain. The approval process might require several years, and there is no guarantee that the license to operate a BCCI will be approved or, if we obtain such license, that we will be able to successfully compete with domestic payments networks.

Regulatory initiatives in India also suggest growing nationalistic priorities, including a data localization mandate passed by the government, which has cost implications for us and could affect our ability to effectively compete with domestic payment providers. In Europe, with the support of the European Central Bank, a group of European banks have announced their intent to launch a pan-European payment system, the European Payments Initiative or EPI, with the purported intent to reduce the risks of disintermediation by international technology companies and continued reliance on international payments networks for intra-Europe card transactions. Furthermore, regional groups of countries, such as the Gulf Cooperation Council (GCC) and a number of countries in Southeast Asia, are considering, or may consider, efforts to restrict our participation in the processing of regional transactions. The African Development Bank has also indicated an interest in supporting national payment systems in its efforts to expand financial inclusion and strengthen regional financial stability. Finally, some countries such as South Africa are mandating on-shore processing of domestic transactions. Geopolitical events, including sanctions, trade tensions or other types of activities could potentially intensify any or all of these activities, which could adversely affect our business.
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
Mir and UnionPay have grown rapidly in Russia and China, respectively, and are actively pursuing international expansion plans, which could potentially lead to regulatory pressures on our international routing rule (which requires that international transactions on Visa cards be routed over VisaNet). Furthermore, although regulatory barriers shield Mir and UnionPay from competition in Russia and China, respectively, alternate payment providers such as Alipay and WeChat Pay have rapidly expanded into ecommerce, offline, and cross-border payments, which could make it difficult for us to compete even if our license is approved in China. Recently, with strong backing from China’s government, a new digital transaction routing system known as NetsUnion was established. The PBOC allowed Alipay and other digital payment providers to invest in NetsUnion. It and other such systems could have a competitive advantage in comparison with international payments networks.
Finally, central banks, including those in Australia, Brazil and Russia, are in the process of developing or expanding national real-time payments networks with the goal of driving a greater number of domestic transactions onto these systems. Similarly, an increasing number of jurisdictions are exploring the concept of building central bank digital currencies for retail payments. If successfully deployed, these national payment platforms and digital currencies could have significant implications for Visa’s domestic and cross-border payments, including potential disintermediation.
In general, national laws that protect or otherwise support domestic providers or processing may increase our costs; decrease our payments volumes and impact the revenue we generate in those countries; decrease the number of Visa products issued or processed; impede us from utilizing our global processing capabilities and controlling the quality of the services supporting our brands; restrict our activities; limit our growth and the ability to introduce new products, services and innovations; force us to leave countries or prevent us from entering new markets; and create new competitors, all of which could harm our business.
Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims, or fines against us.
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. For example, in July 2020 the Court of Justice of the European Union (CJEU) ruled to invalidate the U.S./EU Privacy Shield - a legal framework that allowed participating companies to transfer personal data from EU member states to the U.S. Visa has never used the Privacy Shield framework for its transfers, and relies instead on Standard Contractual Clauses. However, the CJEU ruling made clear that these transfer mechanisms will be subject to additional scrutiny as well. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the EU’s General Data Protection Regulation (GDPR) extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company’s location. The law requires companies to comply with a broad range of requirements regarding the handling of personal data. Although we have a global data privacy program that addresses the requirements applicable to our international business, our ongoing efforts to comply with GDPR and rapidly emerging privacy and data protection laws (such as the California Consumer Privacy Act and the Brazilian General Data Protection Law) may increase the complexity of our compliance operations, entail substantial expenses, divert resources from other initiatives and projects, and could limit the services we are able to offer. Inconsistent local and regional regulations restricting location, movement, collection, use and management of data may limit our ability to innovate or compete in certain jurisdictions. For example, India has adopted a data localization law that requires all payment system operators to store domestic transaction data only in India. Such data localization requirements have cost implications for us, impact our ability to utilize the efficiencies and value of our global network, and could affect our strategy. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
We may be subject to tax examinations or disputes, or changes in tax laws.
We exercise significant judgment in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may limit their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service, the UK’s HM Revenue & Customs as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could harm our cash flow and financial position. In addition, changes in existing laws in the U.S. or foreign jurisdictions, which may be more likely if there is a change in the U.S. administration, or changes resulting from the Organisation for Economic Cooperation and Development’s Programme of Work, related to the revision of profit allocation and nexus rules and design of a system to ensure multinational enterprises pay a minimum level of tax, may also materially affect our effective tax rate. A substantial increase in our tax payments could have a material, adverse effect on our financial results. See also Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations, despite certain protections that are in place.
We are involved in numerous litigation matters, investigations, and proceedings asserted by civil litigants, governments, and enforcement bodies investigating or alleging, among other things, violations of competition and antitrust law, consumer protection law, privacy law, and intellectual property law (these are referred to as “actions” in this section). Details of the most significant actions we face are described more fully in Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. These actions are inherently uncertain, expensive, and disruptive to our operations. In the event we are found liable in any material action, particularly in a large class action lawsuit, such as one involving an antitrust claim entitling the plaintiff to treble damages in the U.S., or we incur liability arising from a government investigation, we may be required to pay significant awards, settlements, or fines. In addition, settlement terms, judgments, or pressures resulting from actions may harm our business by requiring us to modify, among other things, the default interchange reimbursement rates we set, the Visa operating rules or the way in which we enforce those rules, our fees or pricing, or the way we do business. These actions or their outcomes may also influence regulators, investigators, governments, or civil litigants in the same or other jurisdictions, which may lead to additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation brought against them, even if Visa is not a defendant.
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
Business Risks
The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
The global impacts of the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and have significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns that began in the second quarter of fiscal year 2020.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, implementing office closures, having our employees work remotely for the rest of 2020 and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. The COVID-19 outbreak has also impacted scheduled events in which Visa is a sponsor as event organizers consult with health experts, government authorities and other stakeholders to prioritize the health and wellbeing of our global community. This has caused us to make modifications to some of our planned activities and has impacted some of our marketing initiatives.
Cross-border volume continues to be heavily impacted by the decline in travel. International cross-border transaction revenues represent a significant part of our revenue. In addition, we may experience financial losses due to a number of operational factors, including:
•merchant, acquirer and issuer failures and credit settlement risk, particularly with respect to the retail, travel and hospitality industries which have been impacted especially hard by the pandemic, including airlines, cruise ships, hotels, restaurants and entertainment events. The closings and/or failures of a large number of these businesses could result in financial stress on our acquiring partners, and potentially lead to settlement failures, triggering Visa’s indemnification obligations. It could also lead to bankruptcies that may result in impairments to our assets or our receivables to be written-off;
•clients may re-negotiate existing agreements or seek early renewal of agreements due to the impact of the outbreak on their business, payments volume and incentives;
•the mix of Visa’s clients or the amount of business we do with certain clients may change;
•third party disruptions, including potential outages at network providers, call centers and other suppliers;
•increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt DDoS related attacks, phishing scams and other disruptive actions, given the shift to online banking, e-commerce and other online activity, as well as more employees working remotely as a result of the outbreak;
•challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases occurring at our data centers, affecting our employees, or affecting the systems or employees of our issuers, acquirers or merchants; and
•additional regulatory requirements, including, for example, government initiatives or requests to reduce or eliminate payments fees or other costs. A number of countries have taken steps to temporarily cap interchange or other fees on electronic payments as part of their COVID-19 economic relief measures. It is possible that some or all of these caps may become permanent over time, or that we see governments introduce additional and/or new pricing caps in future economic relief initiatives. In addition, proponents of interchange and/or MDR regulation may try to position government intervention as necessary to support recovery efforts. In an overall soft global economy, such pricing measures could result in additional financial pressures on our business.
There are no comparable recent events that provide guidance as to the effect COVID-19 may have on our business, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. While we have taken measures to modify our business practices and reduce operating expenses, including scaling back hiring plans, restricting travel, lowering marketing spend and the use of external resources, the impact that COVID-19 will have on our business, results of operations and financial condition in the longer term remains difficult to predict due to numerous uncertainties, including the transmissibility, severity and duration of the outbreak, the effectiveness of social distancing measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, the development and availability of effective treatments or vaccines, and the impact to our employees and our operations, the business of our clients, supplier and business partners, and other factors.
Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the COVID-19 outbreak has subsided. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, and we may continue to see consumers decrease spending on credit products as economic worries continue, all of which may have adverse implications for our business.
As a result, we may continue to experience materially adverse impacts to our business as a result of the virus’ global economic impact, including lower domestic and cross border spending trends, the availability of credit, adverse impacts on our liquidity, and any recessionary conditions that persist, and exacerbate many of the other known risks described in this “Risk Factors” section.
We face intense competition in our industry.
The global payments space is intensely competitive. As technology evolves, new competitors or methods of payment emerge, and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic funds, virtual currency payments, global or multi-regional networks, other domestic and closed-loop payments systems, and alternative payment providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, other emerging payment providers such as fintechs, other digital payments, technology companies that have developed payments systems enabled through online activity in ecommerce and mobile channels, as well as governments in a number of jurisdictions (e.g. Brazil, India and Russia), that are developing, supporting and/or operating national schemes, real time payment networks, and other payment platforms.
Our competitors may develop substantially better technology, have more widely adopted delivery channels or have greater financial resources. They may offer more effective, innovative or a wider range of programs, products, and services. They may use more effective advertising and marketing strategies that result in broader brand recognition, and greater use, including with respect to issuance and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements. Moreover, even if we successfully adapt to technological change and the proliferation of alternative types of payment services by developing and offering our own services in these areas, such services may provide less favorable financial terms for us than we currently receive from VisaNet transactions, which could hurt our financial results and prospects.
Certain of our competitors operate with different business models, have different cost structures, or participate in different market segments. Those business models may ultimately prove more successful or more adaptable to regulatory, technological, and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit, or otherwise hinder our ability to compete for transactions within certain countries and regions. Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternate payments systems like Alipay and WeChat Pay, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the Dodd-Frank Act, the IFR in Europe, or real time payment initiatives by governments such as the U.S. Federal Reserve’s FedNow or the Central Bank of

Brazil’s Pix system may provide competitors with increased opportunities to derive competitive advantages from these business models, and may create new competitors, including in some cases the government itself. Similarly, regulation in Europe under PSD2 and the IFR may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on competitors. We also run the risk of disintermediation due to factors such as emerging technologies, including mobile payments, alternate payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing transactions. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
We expect the competitive landscape to continue to shift and evolve. For example:
•We, along with our competitors, clients, network participants, and others are developing or participating in alternate payment networks or products, such as mobile payment services, ecommerce payment services, P2P payment services, real-time and faster payment initiatives, and payment services that permit ACH or direct debits from or to consumer checking accounts, that could either reduce our role or otherwise disintermediate us from the transaction processing or the value added services we provide to support such processing. Examples include initiatives from The Clearing House, an association consisting of large financial institutions that has developed its own faster payments system; Early Warning Services, which operates Zelle, a bank-offered alternative network that provides another platform for faster funds or real-time payments across a variety of payment types, including P2P, corporate and government disbursement, bill pay and deposit check transactions; and crypto-currency or stablecoin-based payments initiatives.
•similarly, many countries are developing or promoting domestic networks, switches and real-time payment systems (e.g. India, Russia, as well as Europe). To the extent these governments mandate local banks and merchants to use and accept these systems for domestic or other transactions, prohibit international payments networks, like Visa, from participating on those systems, and/or impose restrictions or prohibitions, on international payments networks from offering payment services on such transactions, we could face the risk of our business being disintermediated in those countries. For example, in Argentina, the government recently issued a regulation that mandates local acquirers to use debit card credentials to initiate payment transactions on a government-sponsored national real-time payment system. Furthermore, in some regions (e.g., Southeast Asia; the Middle East), through intergovernmental organizations such as the Association of Southeast Asian Nations and the GCC, some countries are looking into cross-border connectivity of such domestic systems;
•parties that process our transactions may try to minimize or eliminate our position in the payments value chain;
•parties that access our payment credentials, tokens and technologies, including clients, technology solution providers or others might be able to migrate account holders and other clients to alternate payment methods or use our payment credentials, tokens and technologies to establish or help bolster alternate payment methods and platforms;
•participants in the payments industry may merge, form joint ventures or enable or enter into other business combinations that strengthen their existing business propositions or create new, competing payment services; and
•new or revised industry standards related to online checkout and web payments, cloud-based payments, tokenization or other payments-related technologies set by individual countries, regions or organizations such as the International Organization for Standardization, American National Standards Institute, World Wide Web Consortium, European Card Standards Group, PCI Co, Nexo and EMVCo may result in additional costs and expenses for Visa and its clients, or otherwise negatively impact the functionality and competitiveness of our products and services.
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
Our financial institution clients and merchants can reassess their commitments to us at any time or develop their own competitive services. While we have certain contractual protections, our clients, including some of our largest clients, generally have flexibility to issue non-Visa products. Further, in certain circumstances, our financial institution clients may decide to terminate our contractual relationship on relatively short notice without paying significant early termination fees. Because a significant portion of our net revenues is concentrated among our largest clients, the loss of business from any one of these larger clients could harm our business, results of operations, and financial condition. For more information, please see Note 14—Enterprise-wide Disclosures and Concentration of Business to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
We rely in part on merchants and their relationships with our clients to maintain and expand the acceptance of Visa products. Certain merchants and merchant-affiliated groups have been exerting their influence in the global payments system in certain jurisdictions, such as the U.S., Canada and Europe, to attempt to lower their acceptance costs by lobbying for new legislation, seeking regulatory intervention, filing lawsuits and in some cases, refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses, issuers may decrease their issuance of our products, and consumer usage of our products could be adversely impacted. For example, in the U.S., certain stakeholders have raised concerns regarding how payment security standards and rules may impact debit routing choice and the cost of payment card acceptance. In addition to ongoing litigation related to the U.S. migration to EMV-capable cards and point-of-sale terminals, U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process and some policymakers have expressed concerns about the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in the development of payment card standards. Additionally, some merchants and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers’ usage of our products, lead to regulatory enforcement and/or litigation, increase our compliance and litigation expenses, and harm our business.
We depend on relationships with financial institutions, acquirers, processors, merchants, and other third parties.
As noted above, our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For instance, we depend significantly on relationships with our financial institution clients and on their relationships with account holders and merchants to support our programs and services, and thereby compete effectively in the marketplace. We engage in discussions with merchants, acquirers, commerce platforms and processors to provide incentives to promote routing preference and acceptance growth. We also engage in many payment card co-branding efforts with merchants, who receive incentives from us. As emerging participants such as fintechs enter the payments industry, we engage in discussions to address the role they may play in the ecosystem, whether as, for example, an issuer, merchant, commerce platform or digital wallet provider. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships. In addition, we depend on our clients and third parties, including network partners, vendors and suppliers, to submit, facilitate and process transactions properly, provide various services associated with our payments network on our behalf, and otherwise adhere to our operating rules and applicable laws. To the extent that such parties fail to perform or deliver adequate services, it may result in negative experiences for account holders or others when using their Visa-branded payment products, which could harm our business and reputation.
Our business could be harmed if we are not able to maintain and enhance our brand, if events occur that have the potential to damage our brand or reputation, or if we experience brand disintermediation.
Our brand is globally recognized and is a key asset of our business. We believe that our clients and account holders associate our brand with acceptance, security, convenience, speed, and reliability. Our success depends in large part on our ability to maintain the value of our brand and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The popularity of products that we have developed in partnership with technology companies and financial institutions may have the potential to cause consumer confusion or brand disintermediation at the point-of-sale and decrease the value of our brand. Our brand reputation may be negatively impacted by a number of factors, including authorization, clearing and settlement service disruptions; data security breaches; compliance failures by Visa, including our employees, agents, clients, partners or suppliers; failure to meet our environmental, social and governance goals, negative perception of our industry, the industries of our clients or Visa-accepting merchants; ill-perceived actions by clients, partners or other third parties, such as sponsorship or co-brand partners; and fraudulent, risky, controversial or illegal activities using our payment products. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, account holders, and the public, as well as impact our business.
Global economic, political, market, health and social events or conditions may harm our business.
More than half of our net revenues are earned outside the U.S. International cross-border transaction revenues represent a significant part of our revenue and are an important part of our growth strategy. Our revenues are dependent on the volume and number of payment transactions made by consumers, governments, and businesses whose spending patterns may be affected by prevailing economic, political, market, health and social events or conditions. Adverse macroeconomic conditions, including recessions, inflation, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, or a slowdown of global trade could decrease consumer and corporate confidence and reduce consumer, small business, government, and corporate spending which have a direct impact on our revenues. In addition, outbreaks of illnesses, pandemics, or other local or global health issues, political uncertainties, international hostilities, armed conflict, or unrest, climate-related events, including the increasing frequency of extreme weather events, and natural disasters could have similar impacts on our operations, clients, third-party suppliers, activities in a particular location or globally, and cross-border travel and spend. Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions, tariffs or trade restrictions could limit the expansion of our business in those regions. As a result of any of these factors, any decline in cross-border travel and spend could impact the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenues.
A decline in economic, political, market, health and social conditions could impact our clients as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, which ultimately impact our revenues. They may also implement cost-reduction initiatives that reduce or eliminate marketing budgets, and decrease spending on optional or enhanced value added services from us. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital. If clients default on their settlement obligations, it may also impact our liquidity. Any of these events could adversely affect our volumes and revenue.

Our indemnification obligation to fund settlement losses of our clients exposes us to significant risk of loss and may reduce our liquidity.
We indemnify issuers and acquirers for settlement losses they may suffer due to the failure of another issuer or acquirer to honor its settlement obligations in accordance with the Visa operating rules. In certain instances, we may indemnify issuers or acquirers in situations in which a transaction is not processed by our system. This indemnification creates settlement risk for us due to the timing difference between the date of a payment transaction and the date of subsequent settlement. Our indemnification exposure is generally limited to the amount of unsettled Visa card payment transactions at any point in time and any subsequent amounts that may fall due relating to adjustments for previously processed transactions. Concurrent settlement failures or insolvencies involving more than one of our largest clients, several of our smaller clients, or systemic operational failures could negatively impact our financial position. Even if we have sufficient liquidity to cover a settlement failure or insolvency, we may be unable to recover the amount of such payment. This could expose us to significant losses and harm our business. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
The United Kingdom’s withdrawal from the European Union could harm our business and financial results.
In June 2016, voters in the United Kingdom approved the withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”). In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal, which was subsequently postponed until January 31, 2020, at which point the United Kingdom formally withdrew from the EU. Since then the United Kingdom has continued to participate in the EU from a trade and economic perspective while the parties seek to negotiate a trade deal. The deadline for agreeing to a trade deal is December 31, 2020. Uncertainty over the terms of the United Kingdom’s continued participation in the European Union could cause political and economic uncertainty in the United Kingdom and the rest of Europe, which could harm our business and financial results.
Brexit will lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and European Union. We, as well as our clients who have significant operations in the United Kingdom, may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the European Union and as a result, our Visa operating rules and contractual commitments in the United Kingdom and the rest of the European Union may be impacted. In addition, applications will need to be made for regulatory authorization and permission in separate EU member states following the post-Brexit transition period. These factors may impact our ability to operate and process data in the European Union and United Kingdom seamlessly. This and other Brexit-related issues may require changes to our legal entity structure and/or operations in the United Kingdom and the European Union. Any of these effects of Brexit, among others, could harm our business and financial results.
Technology and Cybersecurity Risks
Failure to anticipate, adapt to, or keep pace with, new technologies in the payments industry could harm our business and impact future growth.
The global payments industry is undergoing significant and rapid technological change, including mobile and other proximity and in-app payment technologies, ecommerce, tokenization, cryptocurrencies, distributed ledger and blockchain technologies, and new authentication technologies such as biometrics, 3D Secure 2.0 and dynamic cardholder verification values or dCVV2. As a result, we expect new services and technologies to continue to emerge and evolve, including those developed by Visa such as our cross-border B2B payment service, Visa B2B Connect. In addition to our own initiatives and innovations, we work closely with third parties, including potential competitors, for the development of, and access to, new technologies. It is difficult, however, to predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. Moreover, some of the new technologies could be subject to intellectual property-related lawsuits or claims, potentially impacting our development efforts and/or requiring us to obtain licenses. If we or our partners fail to adapt and keep pace with new technologies in the payments space in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, impact our intellectual property or licensing rights, harm our business and impact our future growth.
A disruption, failure or breach of our networks or systems, including as a result of cyber-attacks, could harm our business.
Our cybersecurity and processing systems, as well as those of financial institutions, merchants, and third-party service providers, have experienced in limited instances and may continue to experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters, severe weather conditions and other effects from climate change.
Furthermore, our visibility and role in the global payments industry may also put our company at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. We have been, and may continue to be, impacted by attacks and data security breaches of financial institutions, merchants, or third-party processors. We are also aware of instances where nation states have sponsored attacks against some of our financial institution clients, and other instances where merchants and issuers have encountered substantial data security breaches affecting their customers, some of whom were Visa account holders. Such attacks and breaches have resulted, and may continue to result in, fraudulent activity and ultimately, financial losses to Visa’s clients, and it is difficult to predict the direct or indirect impact of future attacks or breaches to our business.
Numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes, particularly on our internet applications, could compromise the confidentiality, availability, and integrity of data in our systems or the systems of our third-party service providers. Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. The security measures and procedures we, our financial institution and merchant clients, other merchants and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data security breaches, cyber-attacks, or system failures. In some cases, the mitigation efforts may be dependent on third parties who may not deliver to the required contractual standards, who may not be able to timely patch vulnerabilities or fix security defects, or whose hardware, software or network services may be subject to error, defect, delay, outage or lack appropriate malware prevention to prevent breaches or data exfiltration incidents. Although we devote significant resources to our cybersecurity and supplier risk management programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.
These events could significantly disrupt our operations; impact our clients and consumers; damage our reputation and brand; result in litigation or claims, violations of applicable privacy and other laws, and increased regulatory review or scrutiny, investigations, actions, fines or penalties; result in damages or changes to our business practices; decrease the overall use and acceptance of our products; decrease our volume, revenues and future growth prospects; and be costly, time consuming and difficult to remedy. In the event of damage or disruption to our business due to these occurrences, we may not be able to successfully and quickly recover all of our critical business functions, assets, and data through our business continuity program. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise.
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
As part of our overall business strategy, we make acquisitions and strategic investments. We may not achieve the anticipated benefits of our current and future acquisitions and strategic investments and they may involve significant risks and uncertainties, including:
•disruption to our ongoing business, including diversion of resources and management’s attention from our existing business;

•greater than expected investment of resources or operating expenses;
•failure to develop the acquired business adequately;
•the data security, cybersecurity and operational resilience posture of our acquired companies, or companies we invest in or partner with, may not be adequate;
•difficulty, expense or failure of implementing controls, procedures and policies at the acquired company;
•challenges of integrating new employees, business cultures, business systems and technologies;
•failure to retain employees, clients or partners of the acquired business;
•in the case of foreign acquisitions, risks related to the integration of operations across different cultures and languages;
•disruptions, costs, liabilities, judgments, settlements or business pressures resulting from litigation matters, investigations or legal proceedings involving the acquisitions or strategic investments. For more information on the proposed acquisition of Plaid, please see Item 1—Business—Mergers and Acquisitions and Strategic Investments;
•the inability to pursue aspects of the acquired business due to outcomes in litigation matters, investigations or legal proceedings;
•failure to obtain the necessary government or other approvals at all, on a timely basis or without the imposition of burdensome conditions or restrictions;
•the economic, political, regulatory and compliance risks associated with entering into a new business or operating in new regions or countries. For more information on regulatory risks, please see Item 1—Business—Government Regulations and Item 1A—Risk Factors—Regulatory Risks above;
•discovery of unidentified issues and related liabilities after the acquisition or investment was made;
•failure to mitigate the deficiencies and liabilities of the acquired business;
•dilutive issuance of equity securities, if new securities are issued;
•the incurrence of debt;
•negative impact on our financial position and/or statement of operations; and
•anticipated benefits, synergies or value of the investment or acquisition not materializing.
We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.
The talents and efforts of our employees, particularly our key management, are vital to our success. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Ongoing changes in laws and policies regarding immigration and work authorizations have made it more difficult for employees to work in, or transfer among, jurisdictions in which we have operations and could continue to impair our ability to attract and retain qualified employees. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent, to develop and implement an adequate succession plan for the management team, or to maintain a corporate culture that fosters innovation, and collaboration could disrupt our operations and adversely affect our business and our future success.
The conversions of our class B and class C common stock or series A, B and C preferred stock into shares of class A common stock would result in voting dilution to, and could impact the market price of, our existing class A common stock.
The market price of our class A common stock could fall as a result of many factors. The value of our class B and C common stock and series A, B and C preferred stock is tied to the value of the A common stock. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. In September 2020, we released $7.3 billion of the as-converted value from our series B and series C preferred stock and issued series A preferred stock in connection with that release. Visa may continue to release value from the series B and series C preferred stock in stages based on developments in current and potential litigation under our Europe retrospective responsibility plan. The series B and series C preferred stock will become fully convertible to series A preferred stock or class A common stock no later than 2028 (subject to a holdback to cover any pending claims). Visa may take action on the class B common stock and series B and C preferred stock at a certain valuation and due to unforeseen circumstances the overall value of the class B and C common stock and series B and C preferred stock as determined by the A common stock price, may later decrease. Conversion of our class B and class C common stock into class A common stock, or our series A, B and C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which could adversely affect the market price of our existing class A common stock and would dilute the voting power of existing class A common stockholders.

Holders of our class B and C common stock and series A, B and C preferred stock may have different interests than our class A common stockholders concerning certain significant transactions.
Although their voting rights are limited, holders of our class B and C common stock and, in certain specified circumstances, holders of our series A, B and C preferred stock, can vote on certain significant transactions. With respect to our class B and C common stock, these transactions include a proposed consolidation or merger, a decision to exit our core payments business and any other vote required under Delaware law. With respect to our series A, B and C preferred stock, voting rights are limited to proposed consolidations or mergers in which holders of the series A, B and C preferred stock would receive shares of stock or other equity securities with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock; or, in the case of series B and C preferred stock, holders would receive securities, cash or other property that is different from what our class A common stockholders would receive. Because the holders of classes of capital stock other than class A common stock are our current and former financial institution clients, they may have interests that diverge from our class A common stockholders. As a result, the holders of these classes of capital stock may not have the same incentive to approve a corporate action that may be favorable to the holders of class A common stock, and their interests may otherwise conflict with interests of our class A common stockholders.
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
Provisions contained in our certificate of incorporation and bylaws and our capital structure could delay or prevent a merger, takeover attempt, or change in control that our stockholders may consider favorable. For example, except for limited exceptions:
•no person may beneficially own more than 15% of our class A common stock (or 15% of our total outstanding common stock on an as-converted basis), unless our board of directors approves the acquisition of such shares in advance;
•no competitor or an affiliate of a competitor may hold more than 5% of our total outstanding common stock on an as-converted basis;
•the affirmative votes of the class B and C common stock and series A, B and C preferred stock are required for certain types of consolidations or mergers;
•our stockholders may only take action during a stockholders’ meeting and may not act by written consent; and
•only the board of directors, Chairman, or CEO may call a special meeting of stockholders.

ITEM 1B.    Unresolved Staff Comments
Not applicable.
ITEM 2.    Properties
At September 30, 2020, we owned or leased 125 offices in 78 countries around the world. Our corporate headquarters are located in owned and leased premises in the San Francisco Bay Area.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At November 13, 2020, we had 338 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by banks and brokers. There is currently no established public trading market for our class B or C common stock. There were 1,309 and 467 holders of record of our class B and C common stock, respectively, as of November 13, 2020.
On October 23, 2020, our board of directors declared a quarterly cash dividend of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis) payable on December 1, 2020, to holders of record as of November 13, 2020 of our common and preferred stock.
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
Issuer Purchases of Equity Securities
The table below sets forth our purchases of common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs(1),(2)
	(in millions, except per share data)
July 1-31, 2020	2	$192.83	2	$6,646
August 1-31, 2020	2	$195.97	2	$6,153
September 1-30, 2020	4	$201.33	4	$5,389
Total	8	$197.73	8
(1)The figures in the table reflect transactions according to the trade dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.
(2)Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2020, our board of directors authorized a share repurchase program for $9.5 billion. This authorization has no expiration date. All share repurchase programs authorized prior to January 2020 have been completed.

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2020, for the Visa 2007 Equity Incentive Compensation Plan (the “EIP”) and the Visa Inc. Employee Stock Purchase Plan (the “ESPP”), which were approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders. For a description of the awards issued under the EIP and the ESPP, see Note 17—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Plan Category	(a) Number Of Shares of Class A Common Stock Issuable Upon Exercise of Outstanding Options And Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Shares of Class A Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
	(in millions, except per weighted-average exercise price)
Equity compensation plans approved by stockholders	12	(1)	$114.61	(2)	155	(3)
(1)The maximum number of shares issuable as of September 30, 2020 consisted of 6 million outstanding options, 5 million outstanding restricted stock units and 1 million outstanding performance shares under the EIP and less than 1 million outstanding purchase rights under the ESPP.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding restricted stock units and performance shares, which have no exercise price. Additionally, it excludes the weighted-average exercise price of the outstanding purchase rights under the ESPP, as the exercise price is based on the future stock price, net of discount, at the end of each monthly purchase over the offering period.
(3)As of September 30, 2020, 139 million shares and 16 million shares remain available for issuance under the EIP and the ESPP, respectively.

ITEM 6.    Selected Financial Data
The following tables present selected Visa Inc. financial data for the past five fiscal years. The data below should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this report.

	For the Years Ended September 30,
	2020		2019	2018		2017		2016
	(in millions, except per share data)
Statement of Operations:
Net revenues	$21,846		$22,977	$20,609		$18,358		$15,082
Operating expenses	$7,765		$7,976	$7,655		$6,214		$7,199	(1)
Operating income	$14,081		$15,001	$12,954		$12,144		$7,883
Net income	$10,866	(2)	$12,080	$10,301	(3)	$6,699	(4)	$5,991
Basic earnings per share—class A common stock	$4.90		$5.32	$4.43		$2.80		$2.49
Diluted earnings per share—class A common stock	$4.89		$5.32	$4.42		$2.80		$2.48

	September 30,
	2020		2019		2018		2017		2016
	(in millions, except per share data)
Balance Sheet:
Total assets	$80,919		$72,574		$69,225		$67,977		$64,035
Accrued litigation	$914		$1,203	(5)	$1,434	(5)	$982		$981
Long-term debt	$21,071	(6)	$16,729		$16,630		$16,618	(6)	$15,882	(6)
Total equity	$36,210		$34,684		$34,006		$32,760		$32,912
Dividend declared and paid per common share	$1.200		$1.000		$0.825		$0.660		$0.560
(1)During fiscal 2016, upon consummation of the Visa Europe acquisition, we recorded a non-recurring loss of $1.9 billion, before tax, in operating expense resulting from the effective settlement of the Framework Agreement between us and Visa Europe.
(2)During fiscal 2020, in connection with the UK enacted legislation, we remeasured our net deferred tax liabilities resulting in the recognition of a non-recurring, non-cash income tax expense of $329 million. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
(3)During fiscal 2018, as a result of the U.S. tax reform legislation, our net income reflected a lower statutory tax rate, a non-recurring, non-cash income tax benefit of approximately $1.1 billion from the remeasurement of our deferred tax liabilities, and a one-time transition tax of approximately $1.1 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
(4)During fiscal 2017, in connection with our legal entity reorganization, we eliminated deferred tax balances originally recognized upon the acquisition of Visa Europe, resulting in the recognition of a non-recurring, non-cash income tax provision of $1.5 billion.
(5)During fiscal 2019, related to the interchange multidistrict litigation, we made payments of $600 million, partially offset by an additional accrual of $370 million. During fiscal 2018, pursuant to an amended settlement agreement that superseded the 2012 Settlement Agreement related to the interchange multidistrict litigation, we recorded an accrual of $600 million. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
(6)During fiscal 2020, 2017 and 2016, we issued fixed-rate senior notes in an aggregate principal amount of $7.3 billion, $2.5 billion and $16.0 billion, respectively. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

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
This section of this Form 10-K generally discusses fiscal 2020 compared to fiscal 2019. Discussions of fiscal 2019 compared to 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, filed with the United States Securities and Exchange Commission on November 14, 2019.
Overview
Visa is a global payments technology company that enables innovative, secure and reliable electronic payments across more than 200 countries and territories. We facilitate digital payments across a global network of consumers, merchants, financial institutions, businesses, strategic partners and government entities through innovative technologies. Our advanced transaction processing network, VisaNet, enables authorization, clearing and settlement of payment transactions and allows us to provide our financial institution and merchant clients a wide range of products, platforms and value added services.
Financial overview. Our as-reported U.S. GAAP and non-GAAP net income and diluted earnings per share are as follows:

	For the Years Ended September 30,			% Change(1)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in millions, except percentages and per share data)
Net income, as reported	$10,866	$12,080	$10,301	(10)%	17%
Diluted earnings per share, as reported	$4.89	$5.32	$4.42	(8)%	20%

Non-GAAP net income(2)	$11,193	$12,274	$10,656	(9)%	15%
Non-GAAP diluted earnings per share(2)	$5.04	$5.40	$4.58	(7)%	18%
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

Revenues in the latter half of fiscal 2020 were impacted by declines in volumes and transactions as a result of COVID-19, although we are exiting the year with improved results and most countries had stable to positive year-over-year domestic spending growth in the fiscal fourth quarter. Cross-border volume however, remained depressed, led by travel spending, as the majority of borders remain closed. While we have taken measures to modify our business practices and reduce operating expenses, including scaling back hiring plans, restricting travel, lowering marketing spend and the use of external resources, the impact that COVID-19 will have on our business remains difficult to predict due to numerous uncertainties, including the transmissibility, severity and duration of the outbreak, the effectiveness of social distancing measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, the development and availability of effective treatments or vaccines, and the impact to our employees and our operations, the business of our clients, supplier and business partners, and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. We will continue to evaluate the nature and extent of the impact to our business.

Highlights for fiscal 2020. Net revenues for fiscal 2020 were $21.8 billion, a decrease of 5% over the prior year, primarily due to the year-over-year changes payments volume, cross-border volume and processed transactions, which were impacted by the spread of COVID-19 globally starting in the latter part of March 2020. Exchange rate movements in fiscal 2020, partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately half a percentage point.
Total operating expenses for fiscal 2020 were $7.8 billion on a GAAP basis, and decreased 3% over the prior year, driven by lower litigation provision and our overall cost reduction strategy, offset by higher personnel and depreciation and amortization from our ongoing investments in support of our strategy for future growth. Total operating expenses for fiscal 2020 were $7.7 billion on a non-GAAP basis, and increased 1% over the prior year primarily driven by higher personnel, offset by our overall cost reduction strategy.
Non-GAAP financial results. We use non-GAAP financial measures of our performance which exclude certain items which we believe are not representative of our continuing operations, as they may be non-recurring or have no cash impact, and may distort our longer-term operating trends. We consider non-GAAP measures useful to investors because they provide greater transparency into management’s view and assessment of our ongoing operating performance. Starting in fiscal 2020, we revised our non-GAAP methodology to also exclude the impact of gains and losses on our equity investments, amortization of acquired intangible assets and acquisition-related costs for acquisitions that closed in fiscal 2019 and subsequent periods. Prior year amounts have been restated to conform to our current presentation.
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
•Litigation provision. During fiscal 2019 and 2018, we recorded a litigation provision of $370 million and $600 million, respectively, and related tax benefits of $83 million and $137 million, respectively, associated with the interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a reduction to the conversion rate of our class B common stock to shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
•Charitable contributions. During fiscal 2018, we donated investment securities to the Visa Foundation and recognized a non-cash general and administrative expense of $195 million, before tax, and recorded $193 million of realized gain on the donation of these investments as non-operating income. Net of the related cash tax benefit of $51 million, determined by applying applicable tax rates, non-GAAP net income decreased by $49 million.
•Remeasurement of deferred tax balances. During fiscal 2020, in connection with the UK enacted legislation that repealed the previous tax rate reduction from 19% to 17% that was effective on April 1, 2020, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax expense of $329 million. During fiscal 2018, in connection with the Tax Cuts and Jobs Act (the “Tax Act”) reduction of the corporate income tax rate, we remeasured our net deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax benefit of $1.1 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
•Transition tax on foreign earnings. During fiscal 2018, in connection with the Tax Act requirement that we include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income, we recorded a one-time transition tax estimate of approximately $1.1 billion. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
•Resolution of a tax item. During fiscal 2020, we resolved a long-outstanding tax matter, dating back more than 12 years, relating to certain tax filing positions taken prior to our initial public offering. The resolution of this matter resulted in the recognition of a one-time charge to income tax expense of $28 million, which we believe is not representative of our continuing operations and ongoing effective tax rate.
Non-GAAP operating expenses, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures, calculated in accordance with U.S. GAAP, to the respective non-GAAP financial measures:

	For the Year Ended September 30, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$7,765	$(291)	$2,924	21.2%	$10,866	$4.89
(Gains) Losses on equity investments, net	—	(101)	(23)		(78)	(0.04)
Amortization of acquired intangible assets	(46)	—	11		35	0.02
Acquisition-related costs	(17)	—	4		13	0.01
Remeasurement of deferred tax balances	—	—	(329)		329	0.15
Resolution of a tax item	—	—	(28)		28	0.01
Non-GAAP	$7,702	$(392)	$2,559	18.6%	$11,193	$5.04

	For the Year Ended September 30, 2019
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$7,976	$(117)	$2,804	18.8%	$12,080	$5.32
(Gains) Losses on equity investments, net	—	(131)	(30)		(101)	(0.04)
Amortization of acquired intangible assets	(6)	—	1		5	—
Acquisition-related costs	(4)	—	1		3	—
Litigation provision	(370)	—	83		287	0.13
Non-GAAP	$7,596	$(248)	$2,859	18.9%	$12,274	$5.40

	For the Year Ended September 30, 2018
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$7,655	$(148)	$2,505	19.6%	$10,301	$4.42
(Gains) Losses on equity investments, net	—	(98)	(25)		(73)	(0.03)
Charitable contribution	(195)	(193)	51		(49)	(0.02)
Litigation provision	(600)	—	137		463	0.20
Remeasurement of deferred tax balances	—	—	1,133		(1,133)	(0.49)
Transition tax on foreign earnings	—	—	(1,147)		1,147	0.49
Non-GAAP	$6,860	$(439)	$2,654	20.3%	$10,656	$4.58
(1)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Release of preferred stock. In September 2020, we released $7.3 billion of the as-converted value from our series B and C preferred stock (alternatively referred to as UK&I and Europe preferred stock, respectively) and issued 374,819 shares of series A preferred stock in connection with the first mandatory release assessment, as required by the litigation management deed entered into at the time of the Visa Europe acquisition. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Common stock repurchases. In January 2020, our board of directors authorized a $9.5 billion share repurchase program (the “January 2020 Program”). During fiscal 2020, we repurchased 44 million shares of our class A common stock in the open market for $8.1 billion. As of September 30, 2020, our January 2020 Program had remaining authorized funds of $5.5 billion for share repurchase. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Senior notes. In fiscal 2020, we issued fixed-rate senior notes in public offerings in an aggregate principal amount of $7.3 billion with maturities ranging between 7 and 30 years. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Acquisition. On January 13, 2020, we entered into a definitive agreement to acquire Plaid Inc. for $5.3 billion. We will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
On November 5, 2020, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of California seeking a permanent injunction to prevent Visa from acquiring Plaid, alleging that the proposed acquisition would substantially lessen competition in violation of Section 7 of the Clayton Act and would constitute monopolization under Section 2 of the Sherman Act. Visa intends to vigorously defend the lawsuit. See Note 2—Acquisitions and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Payments volume and processed transactions. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues.

Nominal payments volume growth in the U.S. for the 12 months ended June 30, 2020 and 2019 was 4% and 10%, respectively. The decrease in nominal international payments volume of 1% for the 12 months ended June 30, 2020(1) was negatively impacted by the overall strengthening of the U.S. dollar. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth for the 12 months ended June 30, 2020 and 2019 was 2% and 9%, respectively. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments, partially offset by the impact of COVID-19.

The following tables present nominal payments and cash volume:

	U.S.			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2020	2019	% Change(2)	2020	2019	% Change(2)	2020	2019	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,518	$1,540	(1)%	$2,361	$2,484	(5)%	$3,879	$4,025	(4)%
Consumer debit(3)	1,851	1,699	9%	1,974	1,877	5%	3,824	3,576	7%
Commercial(4)	641	634	1%	369	381	(3)%	1,010	1,015	—%
Total nominal payments volume(2)	$4,009	$3,873	4%	$4,704	$4,742	(1)%	$8,713	$8,615	1%
Cash volume	573	573	—%	2,046	2,261	(9)%	2,620	2,834	(8)%
Total nominal volume(2),(5)	$4,583	$4,447	3%	$6,750	$7,003	(4)%	$11,333	$11,450	(1)%

	U.S.			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2019	2018	% Change(2)	2019	2018	% Change(2)	2019	2018	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,540	$1,441	7%	$2,484	$2,455	1%	$4,025	$3,897	3%
Consumer debit(3)	1,699	1,521	12%	1,877	1,792	5%	3,576	3,313	8%
Commercial(4)	634	564	12%	381	364	5%	1,015	927	9%
Total nominal payments volume(2)	$3,873	$3,526	10%	$4,742	$4,611	3%	$8,615	$8,137	6%
Cash volume	573	563	2%	2,261	2,437	(7)%	2,834	3,000	(6)%
Total nominal volume(2),(5)	$4,447	$4,089	9%	$7,003	$7,048	(1)%	$11,450	$11,137	3%
The following table presents the change in nominal and constant payments and cash volume:

	International				Visa Inc.
	12 months ended June 30, 2020 vs 2019(1)		12 months ended June 30, 2019 vs 2018(1)		12 months ended June 30, 2020 vs 2019(1)		12 months ended June 30, 2019 vs 2018(1)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	(5)%	(2)%	1%	8%	(4)%	(2)%	3%	7%
Consumer debit growth(3)	5%	9%	5%	11%	7%	9%	8%	11%
Commercial growth(4)	(3)%	—%	5%	13%	—%	1%	9%	12%
Total payments volume growth(2)	(1)%	2%	3%	9%	1%	3%	6%	10%
Cash volume growth	(9)%	(6)%	(7)%	—%	(8)%	(5)%	(6)%	—%
Total volume growth(2)	(4)%	(1)%	(1)%	6%	(1)%	1%	3%	7%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the 12 months ended September 30, 2020, 2019 and 2018, were based on nominal payments volume reported by our financial institution clients for the 12 months ended June 30, 2020, 2019 and 2018, respectively.
(2)Figures in the tables may not recalculate exactly due to rounding. Percentage changes and totals are calculated based on unrounded numbers.
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

The following table provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, VPAY and PLUS cards processed on Visa’s networks:

	For the Years Ended September 30,			% Change(1)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in millions, except percentages)
Visa processed transactions	140,839	138,329	124,320	2%	11%
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
Data processing revenues are earned for authorization, clearing, settlement, value added services, network access and other maintenance and support services that facilitate transaction and information processing among our clients globally. Data processing revenues are recognized in the same period the related transactions occur or services are performed.
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
Other revenues consist mainly of value added services, license fees for use of the Visa brand or technology, fees for account holder services, certification, licensing and product enhancements, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are performed.
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
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	For the Years Ended September 30,			$ Change		% Change(1)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
	(in millions, except percentages)
U.S.	$10,125	$10,279	$9,332	$(154)	$947	(1)%	10%
International	11,721	12,698	11,277	(977)	1,421	(8)%	13%
Net revenues	$21,846	$22,977	$20,609	$(1,131)	$2,368	(5)%	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues decreased in fiscal 2020 primarily due to the year-over-year changes in payments volume, cross-border volume and processed transactions, which were impacted by COVID-19 starting in the latter part of March 2020.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. Exchange rate movements in fiscal 2020, as partially mitigated by our hedging program, negatively impacted our net revenues growth by approximately half a percentage point.

The following table sets forth the components of our net revenues:

	For the Years Ended September 30,			$ Change		% Change(1)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
	(in millions, except percentages)
Service revenues	$9,804	$9,700	$8,918	$104	$782	1%	9%
Data processing revenues	10,975	10,333	9,027	642	1,306	6%	14%
International transaction revenues	6,299	7,804	7,211	(1,505)	593	(19)%	8%
Other revenues	1,432	1,313	944	119	369	9%	39%
Client incentives	(6,664)	(6,173)	(5,491)	(491)	(682)	8%	12%
Net revenues	$21,846	$22,977	$20,609	$(1,131)	$2,368	(5)%	11%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 1% growth in nominal payments volume.
•Data processing revenues increased due to 2% growth in processed transactions, growth in value added services and select pricing modifications.
•International transaction revenues decreased due to a 23% decline in nominal cross-border volumes, excluding transactions within Europe, as COVID-19 spread globally starting in the latter part of March 2020. International transaction revenues were also impacted by select pricing modifications.
•Other revenues increased primarily due to the increase in consulting and marketing services related fees, other value added services and acquisition-related revenues.
•Client incentives increased mainly due to incentives recognized on long-term client contracts that were initiated or renewed during fiscal 2020 partially offset by the recent decline in global payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
The following table sets forth the components of our total operating expenses:

	For the Years Ended September 30,			$ Change		% Change(1)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
	(in millions, except percentages)
Personnel	$3,785	$3,444	$3,170	$341	$274	10%	9%
Marketing	971	1,105	988	(134)	117	(12)%	12%
Network and processing	727	721	686	6	35	1%	5%
Professional fees	408	454	446	(46)	8	(10)%	2%
Depreciation and amortization	767	656	613	111	43	17%	7%
General and administrative	1,096	1,196	1,145	(100)	51	(8)%	4%
Litigation provision	11	400	607	(389)	(207)	(97)%	(34)%
Total operating expenses(2)	$7,765	$7,976	$7,655	$(211)	$321	(3)%	4%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)Operating expenses for fiscal 2019 and 2018 include significant items that we do not believe are indicative of our operating performance as they are related to the interchange multidistrict litigation provision or charitable donations. See Overview within this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Personnel expenses increased due to continued headcount growth in support of our investment strategy for future growth.

•Marketing expenses decreased reflecting our overall cost reduction strategy, the absence of FIFA women’s world cup and the delay of the Tokyo Olympics to fiscal 2021, partially offset by an increase in client marketing spend.
•Professional fees decreased reflecting our overall cost reduction strategy.
•Depreciation and amortization expenses increased primarily due to additional depreciation and amortization from our on-going investments, including acquisitions.
•General and administrative expenses decreased primarily due to travel restrictions and our overall cost reduction strategy.
•Litigation provision decreased primarily due to lower accruals for uncovered litigation in fiscal 2020 and a $370 million accrual in fiscal 2019 related to the interchange multidistrict litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	For the Years Ended September 30,			$ Change		% Change(1)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
	(in millions, except percentages)
Interest expense, net	$(516)	$(533)	$(612)	$17	$79	(3)%	(13)%
Investment income and other	225	416	464	(191)	(48)	(46)%	(10)%
Total non-operating income (expense)	$(291)	$(117)	$(148)	$(174)	$31	148%	(20)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•Interest expense, net decreased primarily as a result of derivative instruments that lowered the cost of borrowing on a portion of our outstanding debt, offset by additional interest expense related to the issuance of debt in fiscal 2020. See Note 10—Debt and Note 13—Derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

•Investment income and other decreased primarily due to lower gains on our equity investments and lower interest income on our cash and investments. See Note 6—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Effective Income Tax Rate
The following table sets forth our effective income tax rate:

	For the Years Ended September 30,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Effective income tax rate	21%	19%	20%	2%	(1)%
The effective tax rate in fiscal 2020 differs from the effective tax rate in fiscal 2019 mainly due to a $329 million non-recurring, non-cash tax expense relating to the remeasurement of UK deferred tax liabilities, as a result of the enactment of UK legislation on July 22, 2020 that repealed the previous tax rate reduction from 19% to 17% that was effective on April 1, 2020. The remeasurement of UK deferred tax liabilities was primarily related to deferred taxes on intangibles recorded upon the acquisition of Visa Europe in fiscal 2016.

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
The objectives of our treasury policies are to:
•provide adequate liquidity to cover operating expenditures and liquidity contingency scenarios;
•ensure timely completion of payments settlement activities;
•ensure payments on required litigation settlements;
•make planned capital investments in our business;
•pay dividends and repurchase our shares at the discretion of our board of directors; and
•invest excess cash in securities that enable us to first meet our working capital and liquidity needs, and earn additional income.
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
Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	For the Years Ended September 30,
	2020	2019	2018
	(in millions)
Total cash provided by (used in):
Operating activities	$10,440	$12,784	$12,941
Investing activities	1,427	(591)	(3,084)
Financing activities	(3,968)	(12,061)	(10,790)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	440	(277)	(101)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$8,339	$(145)	$(1,034)
Operating activities. Cash provided by operating activities in fiscal 2020 was lower than the prior fiscal year primarily due to lower net income, higher client incentive payments and timing of settlement.
Investing activities. Cash provided by investing activities in fiscal 2020 was higher than the prior fiscal year primarily due to higher proceeds from sales and maturities of investment securities, combined with fewer investment security purchases, lower purchase consideration paid for acquisitions, net of cash and restricted cash acquired, due to fewer acquisitions and lower purchases of other investments.
Financing activities. Cash used in financing activities in fiscal 2020 was lower than the prior fiscal year primarily due to proceeds received from the issuance of senior notes, the absence of the deferred purchase consideration payment made in the prior year and lower share repurchases, partially offset by higher dividends paid. See Note 10—Debt and Note 15—Stockholders’ Equity, to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

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
Available-for-sale debt securities. Our investment portfolio is designed to invest cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. The majority of these investments, $3.6 billion, are classified as current and are available to meet short-term liquidity needs. The remaining non-current investments have stated maturities of more than one year from the balance sheet date; however, they are also generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. We had no outstanding obligations under the program at September 30, 2020. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Credit facility. We have an unsecured $5.0 billion revolving credit facility (the “Credit Facility”) which expires on July 25, 2024. There were no borrowings under the Credit Facility as of September 30, 2020. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Senior notes. In fiscal 2020, we issued fixed-rate senior notes in public offerings in an aggregate principal amount of $7.3 billion with maturities between 7 and 30 years. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
U.S. Litigation escrow account. Pursuant to the terms of the U.S. retrospective responsibility plan, which was created to insulate Visa and our class A common shareholders from financial liability for certain litigation cases, we maintain a U.S. litigation escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be payable. When we fund the U.S. litigation escrow account, the shares of class B common stock held by our stockholders are subject to dilution through an adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. The balance in this account at September 30, 2020, was $0.9 billion and is reflected as restricted cash equivalents in our consolidated balance sheets. As these funds are restricted for the sole purpose of making payments related to the U.S. covered litigation matters, as described below under Uses of Liquidity, we do not rely on them for other operational needs. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Credit Ratings
At September 30, 2020, our credit ratings by Standard and Poor’s and Moody’s were as follows:

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
Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2020, we were not required to fund settlement-related working capital. Our average daily net settlement position was a net payable of $452 million. We hold approximately $7.7 billion of available liquidity globally as of September 30, 2020, in the form of cash, cash equivalents and available-for-sale investment securities, to fund daily settlement in the event one or more of our financial institution clients are unable to settle.
U.S. covered litigation. We are parties to legal and regulatory proceedings with respect to a variety of matters, including certain litigation that we refer to as the U.S. covered litigation. As noted above, monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are payable from the U.S. litigation escrow account. In September 2018, Visa and other defendants entered into an Amended Settlement Agreement with plaintiffs in the interchange multidistrict litigation purporting to represent a class of plaintiffs seeking monetary damages, which superseded and amended the 2012 Settlement Agreement. In December 2019, the district court granted final approval of the Amended Settlement Agreement relating to claims by the Damages Class, which was subsequently appealed. Settlement discussions with plaintiffs purporting to act on behalf of the putative Injunctive Relief Class are ongoing.
During fiscal 2020, we have reached settlements with a number of merchants representing approximately 40% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs. At September 30, 2020, the U.S. litigation escrow account had an available balance of $0.9 billion for settlement with opt-out merchants.
Other litigation. Judgments in and settlements of litigation, other than the U.S. covered litigation, including VE territory covered litigation or other fines imposed in investigations and proceedings, could give rise to future liquidity needs.
Common stock repurchases. During fiscal 2020, we repurchased 44 million shares of our class A common stock in the open market for $8.1 billion. As of September 30, 2020, our January 2020 Program had remaining authorized funds of $5.5 billion. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Dividends. During fiscal 2020, we declared and paid $2.7 billion in dividends at a quarterly rate of $0.30 per share. On October 23, 2020, our board of directors declared a quarterly cash dividend of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, UK&I and Europe preferred stock on an as-converted basis). We expect to pay approximately $703 million in connection with this dividend on December 1, 2020. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Pension and other postretirement benefits. We sponsor various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for substantially all employees residing in the U.S. As a result of the acquisition of Visa Europe, we assumed the obligations related to Visa Europe’s defined benefit plan, primarily consisting of the UK pension plans. Our policy with respect to our U.S. qualified pension plan is to contribute annually in September of each year, an amount not less than the minimum required under the Employee Retirement Income Security Act. Our U.S. non-qualified pension and other postretirement benefit plans are funded on a current basis. In relation to the Visa Europe UK pension plans, our funding policy is to contribute in accordance with the appropriate funding requirements agreed with the trustees of our UK pension plans. Additional amounts may be agreed with the UK pension plan trustees. In fiscal 2020, we made contributions to our U.S. pension and other postretirement benefit plans of $3 million and to our Visa Europe’s UK pension plans of $22 million. In fiscal 2021, given current projections and assumptions, we anticipate funding our U.S. pension and other postretirement benefit plans and Visa Europe’s UK defined benefit pension plans by approximately $2 million and $10 million, respectively. The actual contribution amount will vary depending upon the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. See Note 11—Pension and Other Postretirement Benefits to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Capital expenditures. Our capital expenditures decreased slightly during fiscal 2020. We expect to continue investing in technology assets and payments system infrastructure to support our digital solutions and core business initiatives.
Senior notes. A principal payment of $3.0 billion is due on December 14, 2020 on our fixed-rate senior notes issued in December 2015, for which we have sufficient liquidity. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Acquisitions. In fiscal 2020, we entered into a definitive agreement to acquire Plaid Inc. for $5.3 billion. We will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. On November 5, 2020, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of California seeking a permanent injunction to prevent Visa from acquiring Plaid. See Note 2—Acquisitions and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are primarily comprised of guarantees and indemnifications. Visa has no off-balance sheet arrangements, other than purchase order commitments, as discussed and reflected in our contractual obligations table below.
Indemnifications
We indemnify our financial institution clients for settlement losses suffered due to the failure of any other client to fund its settlement obligations in accordance with our operating rules. The amount of the indemnification is limited to the amount of unsettled Visa payment transactions at any point in time. We maintain and regularly review global settlement risk policies and procedures to manage settlement risk, which may require clients to post collateral if certain credit standards are not met. See Note 1—Summary of Significant Accounting Policies and Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
In the ordinary course of business, we enter into contractual arrangements with financial institutions and other clients and partners under which we may agree to indemnify the client for certain types of losses incurred relating to the services we provide or otherwise relating to our performance under the applicable agreement.

Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The contractual obligations identified in the table below include both on- and off-balance sheet transactions that represent a material, expected or contractually committed future obligation as of September 30, 2020. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facilities.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Debt(1)	$3,643	$4,411	$1,046	$23,754	$32,854
Purchase obligations(2)	1,541	746	413	712	3,412
Leases(3)	108	216	209	554	1,087
Transition tax(4)	86	162	369	264	881
Dividends(5)	703	—	—	—	703
Total(6),(7),(8)	$6,081	$5,535	$2,037	$25,284	$38,937
(1)Amounts presented include payments for both interest and principal. Also see Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
(2)Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent.
(3)Includes operating leases for premises and equipment, which range in original lease terms from less than one year to twenty-six years.
(4)Amounts presented relate to the estimated transition tax, net of foreign tax credit carryovers, on certain foreign earnings of non-U.S. subsidiaries. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
(5)Includes expected dividend amount of $703 million as dividends were declared on October 23, 2020 and will be paid on December 1, 2020 to all holders of record of Visa’s common and preferred stock as of November 13, 2020.
(6)We have liabilities for uncertain tax positions of $2.0 billion as of September 30, 2020. At September 30, 2020, we had also accrued $233 million of interest and $31 million of penalties associated with our uncertain tax positions. We cannot determine the range of cash payments that will be made and the timing of the cash settlements, if any, associated with our uncertain tax positions. Therefore, no amounts related to these obligations have been included in the table.
(7)We evaluate the need to make contributions to our pension plan after considering the funded status of the pension plan, movements in the discount rate, performance of the plan assets and related tax consequences. Expected contributions to our pension plan have not been included in the table as such amounts are dependent upon the considerations discussed above, and may result in a wide range of amounts. See Note 11—Pension and Other Postretirement Benefits to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report and the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(8)Future cash payments for long-term contracts with financial institution clients and other business partners are not included in the table as the amounts are unknowable due to the inherent unpredictability of payment and transaction volume. These agreements, which range in terms from less than one to fifteen years, can provide card issuance and/or conversion support, volume/growth targets or marketing and program support based on specific performance requirements. As of September 30, 2020, we have $4.4 billion of client incentives liability recorded on the consolidated balance sheet related to these arrangements.
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
Impact if actual results differ from assumptions. If actual performance is not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2020, client incentives represented 23% of gross revenues.
Legal and Regulatory Matters
Critical estimates. We are currently involved in various legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and estimate the amount of such loss, if any, in preparing our consolidated financial statements.
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
At September 30, 2020 and 2019, the aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $3.9 billion and $3.1 billion, respectively. The aggregate notional amount outstanding at September 30, 2020 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. The effect of a hypothetical 10% strengthening or weakening in the value of the functional currencies at September 30, 2020 is estimated to create an additional fair value gain of approximately $210 million or loss of approximately $260 million, respectively, on our outstanding foreign currency forward contracts. The gain or loss from this hypothetical strengthening or weakening would be largely offset by a corresponding gain or loss on our cash flows from foreign currency-denominated revenues and payments. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
We are further exposed to foreign currency exchange rate risk related to translation as the functional currency of Visa Europe is the euro. Translation from the euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. A hypothetical 10% change in the euro against the U.S. dollar compared to the exchange rate at September 30, 2020, would result in a foreign currency translation adjustment of $2.2 billion. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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

Interest Rate Risk
Our investment portfolio assets are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. Historically, we have been able to hold investments until maturity. Neither our statements of operations or cash flows have been, nor are they expected to be, materially impacted by a sudden change in market interest rates.
The fair value of our fixed-rate investment securities at September 30, 2020 and 2019 were $4.0 billion and $1.8 billion, respectively. The fair value of our adjustable-rate debt securities were $2.0 billion and $4.6 billion at September 30, 2020 and 2019, respectively. A hypothetical 100 basis point increase in interest rates would create an estimated decrease in fair value of approximately $3.5 million on our investment securities at September 30, 2020. A hypothetical 100 basis point decrease in interest rates would create an estimated increase in fair value of approximately $7.2 million on our investment securities at September 30, 2020.
In fiscal 2019, we entered into interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allow us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into euro denominated floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. A hypothetical 100 basis point increase in interest rates would have resulted in an increase of approximately $30 million in annual interest expense. See Note 13—Derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Equity Investment Risk
As of September 30, 2020 and 2019, the carrying value of our non-marketable equity securities was $1.0 billion and $0.7 billion, respectively. These investments are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of our holdings. A decline in financial condition or operating results of these investments could result in a loss of all or a substantial part of our carrying value in these companies. We regularly review our non-marketable equity securities for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.
Pension Plan Risk
At September 30, 2020 and 2019, our U.S. defined benefit pension plan assets were $1.1 billion and projected benefit obligations were $0.9 billion at each year end. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate as of September 30, 2020 would result in an aggregate decrease of approximately $221 million in the funded status and an increase of approximately $44 million in pension cost.
At September 30, 2020 and 2019, our non-U.S. defined benefit pension plan assets were $0.5 billion at each year end and projected benefit obligations were $0.6 billion and $0.5 billion, respectively. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plan, an increase in pension cost and an increase in required funding. A hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate as of September 30, 2020 would result in an aggregate decrease of approximately $194 million in the funded status and an increase of approximately $17 million in pension cost.
We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plans for fiscal 2021, if any, which would be made in September 2021.

ITEM 8.    Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2020 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in the year ended September 30, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09 “Revenue from Contracts with Customers (Topic 606)”.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the accrued litigation liability for class members opting out of the Damages Class settlement in the Interchange Multidistrict Litigation (MDL)
As discussed in Note 20 to the consolidated financial statements, the Company is involved in various legal proceedings including the Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions, and has recorded an accrued litigation liability of $914 million as of September 30, 2020. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and amount of such loss, if any. The outcome of legal proceedings to which the Company is a party is not within the complete control of the Company or may not be known for prolonged periods of time.
We identified the assessment of the accrued liability for class matters opting out of the Damages Class settlement, also known as the MDL - Individual Merchant Actions, as a critical audit matter. This proceeding involves complex claims that are subject to substantial uncertainties and unascertainable damages. The assessment of the accrued litigation liability for the MDL - Individual Merchant Actions required especially challenging auditor judgment due to the assumptions and estimates associated with the consideration and evaluation of possible outcomes. Changes to the outcome could have a significant effect on the estimated amount of the liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s litigation accrual process, including internal controls over the Company’s litigation accrual process for the MDL - Individual Merchant Actions. We assessed the amounts accrued by reading letters received directly from the Company’s external legal counsel and in-house legal counsel that discussed the Company’s legal matters, including the MDL - Individual Merchant Actions. We considered relevant publicly available information, such as published news articles, about the Company and its legal matters, including the MDL - Individual Merchant Actions. We evaluated the Company’s ability to estimate its monetary exposure by comparing historically recorded liabilities to actual monetary amounts incurred upon resolution of legal matters for merchants that opted out of the previous MDL class settlement. To assess the estimated monetary exposure in the Company's analysis, we compared such amounts to the complete population of amounts attributable to opt-out merchants. We also performed sensitivity analysis over the Company's monetary exposure calculations.

Report of Independent Registered Public Accounting Firm—(Continued)

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Santa Clara, California
November 19, 2020

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
	(in millions, except par value data)
Assets
Cash and cash equivalents	$16,289	$7,838
Restricted cash equivalents—U.S. litigation escrow	901	1,205
Investment securities	3,752	4,236
Settlement receivable	1,264	3,048
Accounts receivable	1,618	1,542
Customer collateral	1,850	1,648
Current portion of client incentives	1,214	741
Prepaid expenses and other current assets	757	712
Total current assets	27,645	20,970
Investment securities	231	2,157
Client incentives	3,175	2,084
Property, equipment and technology, net	2,737	2,695
Goodwill	15,910	15,656
Intangible assets, net	27,808	26,780
Other assets	3,413	2,232
Total assets	$80,919	$72,574
Liabilities
Accounts payable	$174	$156
Settlement payable	1,736	3,990
Customer collateral	1,850	1,648
Accrued compensation and benefits	821	796
Client incentives	4,176	3,997
Accrued liabilities	1,840	1,625
Current maturities of debt	2,999	—
Accrued litigation	914	1,203
Total current liabilities	14,510	13,415
Long-term debt	21,071	16,729
Deferred tax liabilities	5,237	4,807
Other liabilities	3,891	2,939
Total liabilities	44,709	37,890
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, less than one and no shares issued and outstanding at September 30, 2020 and 2019 (the “series A preferred stock”), respectively	2,437	—
Series B convertible participating preferred stock, 2 shares issued and outstanding at September 30, 2020 and 2019 (the “UK&I preferred stock”)	1,106	2,285
Series C convertible participating preferred stock, 3 shares issued and outstanding at September 30, 2020 and 2019 (the “Europe preferred stock”)	1,543	3,177
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,683 and 1,718 shares issued and outstanding at September 30, 2020 and 2019, respectively	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2020 and 2019	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 11 shares issued and outstanding at September 30, 2020 and 2019	—	—
Right to recover for covered losses	(39)	(171)
Additional paid-in capital	16,721	16,541
Accumulated income	14,088	13,502
Accumulated other comprehensive income (loss), net:
Investment securities	3	6
Defined benefit pension and other postretirement plans	(196)	(192)
Derivative instruments	(291)	199
Foreign currency translation adjustments	838	(663)
Total accumulated other comprehensive income (loss), net	354	(650)
Total equity	36,210	34,684
Total liabilities and equity	$80,919	$72,574
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2020	2019	2018
	(in millions, except per share data)
Net revenues	$21,846	$22,977	$20,609

Operating Expenses
Personnel	3,785	3,444	3,170
Marketing	971	1,105	988
Network and processing	727	721	686
Professional fees	408	454	446
Depreciation and amortization	767	656	613
General and administrative	1,096	1,196	1,145
Litigation provision	11	400	607
Total operating expenses	7,765	7,976	7,655
Operating income	14,081	15,001	12,954

Non-operating Income (Expense)
Interest expense, net	(516)	(533)	(612)
Investment income and other	225	416	464
Total non-operating income (expense)	(291)	(117)	(148)
Income before income taxes	13,790	14,884	12,806
Income tax provision	2,924	2,804	2,505
Net income	$10,866	$12,080	$10,301

Basic Earnings Per Share
Class A common stock	$4.90	$5.32	$4.43
Class B common stock	$7.94	$8.68	$7.28
Class C common stock	$19.58	$21.30	$17.72

Basic Weighted-average Shares Outstanding
Class A common stock	1,697	1,742	1,792
Class B common stock	245	245	245
Class C common stock	11	12	12

Diluted Earnings Per Share
Class A common stock	$4.89	$5.32	$4.42
Class B common stock	$7.93	$8.66	$7.27
Class C common stock	$19.56	$21.26	$17.69

Diluted Weighted-average Shares Outstanding
Class A common stock	2,223	2,272	2,329
Class B common stock	245	245	245
Class C common stock	11	12	12

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2020	2019	2018
	(in millions)
Net income	$10,866	$12,080	$10,301
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	1	20	94
Income tax effect	—	(5)	(19)
Reclassification adjustments	(3)	1	(215)
Income tax effect	1	—	50
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(7)	(174)	16
Income tax effect	1	36	(5)
Reclassification adjustments	18	9	5
Income tax effect	(3)	(2)	(1)
Derivative instruments:
Net unrealized gain (loss)	(547)	233	90
Income tax effect	119	(25)	(24)
Reclassification adjustments	(81)	(85)	32
Income tax effect	19	16	(2)
Foreign currency translation adjustments	1,511	(1,228)	(352)
Other comprehensive income (loss), net of tax	1,029	(1,204)	(331)
Comprehensive income	$11,895	$10,876	$9,970

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2017	2	3	1,818		245	13	$5,526	$(52)	$16,900	$9,508	$878	$32,760
Net income										10,301		10,301
Other comprehensive income (loss), net of tax											(331)	(331)
Comprehensive income												9,970
VE territory covered losses incurred								(11)				(11)
Recovery through conversion rate adjustment							(56)	56				—
Conversion of class C common stock upon sales into public market			4			(1)						—
Vesting of restricted stock and performance-based shares			2									—
Share-based compensation, net of forfeitures			—	(1)					327			327
Restricted stock and performance-based shares settled in cash for taxes			(1)						(94)			(94)
Cash proceeds from issuance of common stock under employee equity plans			3						164			164
Cash dividends declared and paid, at a quarterly amount of $0.195 per class A common stock in the first quarter and $0.210 per class A common stock for the rest of the fiscal year										(1,918)		(1,918)
Repurchase of class A common stock			(58)						(619)	(6,573)		(7,192)
Balance as of September 30, 2018	2	3	1,768		245	12	$5,470	$(7)	$16,678	$11,318	$547	$34,006
(1)Decrease in Class A common stock related to forfeitures of restricted stock awards is less than one million shares.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock		Common Stock			Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768	245	12	$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income									12,080		12,080
Other comprehensive income (loss), net of tax										(1,204)	(1,204)
Comprehensive income											10,876
Adoption of new accounting standards									385	7	392
VE territory covered losses incurred							(172)				(172)
Recovery through conversion rate adjustment						(8)	8				—
Conversion of class C common stock upon sales into public market			2		(1)						—
Vesting of restricted stock and performance-based shares			3								—
Share-based compensation, net of forfeitures								407			407
Restricted stock and performance-based shares settled in cash for taxes			(1)					(111)			(111)
Cash proceeds from issuance of common stock under employee equity plans			2					162			162
Cash dividends declared and paid, at a quarterly amount of $0.25 per class A common stock									(2,269)		(2,269)
Repurchase of class A common stock			(56)					(595)	(8,012)		(8,607)
Balance as of September 30, 2019	2	3	1,718	245	11	$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock				Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A	Class B	Class C
			(in millions, except per share data)
Balance as of September 30, 2019	—		2	3	1,718	245	11		$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
Net income												10,866		10,866
Other comprehensive income (loss), net of tax													1,029	1,029
Comprehensive income														11,895
Adoption of new accounting standards												25	(25)	—
VE territory covered losses incurred										(37)				(37)
Recovery through conversion rate adjustment									(164)	169				5
Issuance of series A preferred stock	—	(1)							(5)					(5)
Conversion of series A preferred stock upon sales into public market	—	(1)			3				(207)		207			—
Conversion of class C common stock upon sales into public market					3		—	(1)						—
Vesting of restricted stock and performance-based shares					3									—
Share-based compensation, net of forfeitures											416			416
Restricted stock and performance-based shares settled in cash for taxes					(1)						(160)			(160)
Cash proceeds from issuance of common stock under employee equity plans					1						190			190
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock												(2,664)		(2,664)
Repurchase of class A common stock					(44)						(473)	(7,641)		(8,114)
Balance as of September 30, 2020	—	(1)	2	3	1,683	245	11		$5,086	$(39)	$16,721	$14,088	$354	$36,210
(1)Increase, decrease or balance is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2020	2019	2018
	(in millions)
Operating Activities
Net income	$10,866	$12,080	$10,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	6,664	6,173	5,491
Share-based compensation	416	407	327
Depreciation and amortization of property, equipment, technology and intangible assets	767	656	613
Deferred income taxes	307	214	(1,277)
VE territory covered losses incurred	(37)	(172)	(11)
Other	(145)	(271)	(64)
Change in operating assets and liabilities:
Settlement receivable	1,858	(1,533)	(223)
Accounts receivable	(43)	(333)	(70)
Client incentives	(8,081)	(6,430)	(4,682)
Other assets	(402)	(310)	59
Accounts payable	21	(24)	3
Settlement payable	(2,384)	1,931	262
Accrued and other liabilities	923	627	1,760
Accrued litigation	(290)	(231)	452
Net cash provided by (used in) operating activities	10,440	12,784	12,941
Investing Activities
Purchases of property, equipment and technology	(736)	(756)	(718)
Investment securities:
Purchases	(2,075)	(2,653)	(5,772)
Proceeds from maturities and sales	4,510	3,996	3,636
Acquisitions, net of cash and restricted cash acquired	(77)	(699)	(196)
Purchases of / contributions to other investments	(267)	(501)	(50)
Other investing activities	72	22	16
Net cash provided by (used in) investing activities	1,427	(591)	(3,084)
Financing Activities
Repurchase of class A common stock	(8,114)	(8,607)	(7,192)
Proceeds from issuance of senior notes	7,212	—	—
Repayments of debt	—	—	(1,750)
Dividends paid	(2,664)	(2,269)	(1,918)
Payment of deferred purchase consideration related to the Visa Europe acquisition	—	(1,236)	—
Cash proceeds from issuance of common stock under employee equity plans	190	162	164
Restricted stock and performance-based shares settled in cash for taxes	(160)	(111)	(94)
Payments to settle derivative instruments	(333)	—	—
Other financing activities	(99)	—	—
Net cash provided by (used in) financing activities	(3,968)	(12,061)	(10,790)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	440	(277)	(101)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	8,339	(145)	(1,034)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	10,832	10,977	12,011
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$19,171	$10,832	$10,977
Supplemental Disclosure
Cash paid for income taxes, net	$2,671	$2,648	$2,285
Interest payments on debt	$537	$537	$545
Charitable contribution of investment securities to Visa Foundation	$—	$—	$195
Accruals related to purchases of property, equipment and technology	$38	$95	$77
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that enables innovative, secure and reliable electronic payments across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries, including Visa U.S.A. Inc. (“Visa U.S.A.”), Visa International Service Association (“Visa International”), Visa Worldwide Pte. Limited, Visa Europe Limited (“Visa Europe”), Visa Canada Corporation (“Visa Canada”), Visa Technology & Operations LLC and CyberSource Corporation, operate one of the world’s largest electronic payments network — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables the Company to provide its financial institution and seller clients a wide range of products, platforms and value added services. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
Use of estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Future actual results could differ materially from these estimates. The worldwide spread of coronavirus (“COVID-19”) has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. The use of estimates in specific accounting policies is described further below as appropriate.
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
Restricted cash equivalents—U.S. litigation escrow. The Company maintains an escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation are paid. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters for a discussion of the U.S. covered litigation. The escrow funds are held in money market investments, together with the interest earned, less applicable taxes payable, and classified as restricted cash equivalents on the consolidated balance sheets. Interest earned on escrow funds is included in non-operating income (expense) on the consolidated statements of operations.
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
Marketable equity securities. Marketable equity securities, which are reported in investment securities on the consolidated balance sheets, include mutual fund investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company’s employees. These investments are held in a trust and are not available for the Company’s operational or liquidity needs. Interest and

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
dividend income as well as gains and losses, realized and unrealized, from changes in fair value are recorded in non-operating income (expense), and offset in personnel expense on the consolidated statements of operations.
Available-for-sale debt securities. The Company’s investment in debt securities, which are classified as available-for-sale and reported in investment securities on the consolidated balance sheets, include U.S. government-sponsored debt securities and U.S. Treasury securities. These securities are recorded at cost at the time of purchase and are carried at fair value. The Company considers these securities to be available-for-sale to meet working capital and liquidity needs. Investments with original maturities of greater than 90 days and stated maturities of less than one year from the balance sheet date, or investments that the Company intends to sell within one year, are classified as current assets, while all other securities are classified as non-current assets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. The specific identification method is used to calculate realized gain or loss on the sale of securities, which is recorded in non-operating income (expense) on the consolidated statements of operations. Interest income is recognized when earned and is included in non-operating income (expense) on the consolidated statements of operations.
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
Non-marketable equity securities. The Company’s non-marketable equity securities, which are reported in other assets on the consolidated balance sheets, include investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of its non-marketable equity securities to fair value when transactions for identical or similar investments of the same issuer are observable. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in non-operating income (expense).
The Company applies the equity method of accounting for investments in other entities when it holds between 20% and 50% ownership in the entity or when it exercises significant influence. Under the equity method, the Company’s share of each entity’s profit or loss is reflected in non-operating income (expense) on the consolidated statements of operations. The equity method of accounting is also used for flow-through entities such as limited partnerships and limited liability companies when the investment ownership percentage is equal to or greater than 5% of outstanding ownership interests, regardless of whether the Company has significant influence over the investees.
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
Financial instruments. The Company considers the following to be financial instruments: cash, cash equivalents, restricted cash, restricted cash equivalents, investment securities, settlement receivable and payable, accounts receivable, customer collateral, non-marketable equity investments and derivative instruments. See Note 6—Fair Value Measurements and Investments.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Customer collateral. The Company holds cash deposits and other non-cash assets from certain clients in order to ensure their performance of settlement obligations arising from Visa payment services are processed in accordance with the Company’s operating rules. The cash collateral assets are restricted and fully offset by corresponding liabilities and both balances are presented on the consolidated balance sheets. Pledged securities are held by a custodian in an account under the Company’s name and ownership; however, the Company does not have the right to repledge these securities, but may sell these securities in the event of default by the client on its settlement obligations. Letters of credit are provided primarily by client financial institutions to serve as irrevocable guarantees of payment. Guarantees are provided primarily by parent financial institutions to secure the obligations of their subsidiaries. The Company routinely evaluates the financial viability of institutions providing the letters of credit and guarantees. See Note 12—Settlement Guarantee Management.
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
The Company does not include renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company does not combine lease payments with non-lease components for any of its leases. Operating leases are recorded as ROU assets, which are included in other assets on the consolidated balance sheets. The current portion of lease liabilities are included in accrued liabilities and the long-term portion is included in other liabilities on the consolidated balance sheets. The Company’s lease cost consists of amounts recognized under lease agreements in the results of operations adjusted for impairment and sublease income.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Intangible assets, net. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.
Finite-lived intangible assets primarily consist of customer relationships, reseller relationships and trade names obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 3 to 15 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2020. See Note 8—Intangible Assets and Goodwill.
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
The Company completed its annual impairment review of indefinite-lived intangible assets as of February 1, 2020, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company’s indefinite-lived intangible assets existed as of September 30, 2020.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company evaluated its goodwill for impairment as of February 1, 2020, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2020.
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
Revenue recognition. The Company adopted Accounting Standards Update (ASU) 2014-09 effective October 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after October 1, 2018 are presented under the new revenue standard. The comparative prior period amounts appearing on the financial statements have not been restated and continue to be reported under the prior revenue standard.
The Company’s net revenues are comprised principally of the following categories: service revenues, data processing revenues, international transaction revenues and other revenues, reduced by client incentives. As a payment network service provider, the Company’s obligation to the customer is to stand ready to provide continuous access to our payment network over the contractual term. Consideration is variable based primarily upon the amount and type of transactions and payments volume on Visa’s products. The Company recognizes revenue, net of sales and other similar taxes, as the payment network services are performed in an amount that reflects the consideration the Company expects to receive in exchange for those services. Fixed fees for payment network services are generally recognized ratably over the related service period. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payment network services and other performance obligations which are constrained by and dependent upon the future performance of its clients, which are variable in nature. The Company also recognizes revenues, net of sales and other similar taxes, from other value added services, including issuer and consumer solutions, merchant and acquirer solutions, fraud

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
management and security services, data products, and consulting and analytics, as these value added services are performed.
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
Data processing revenues consist of revenues earned for authorization, clearing, settlement, value added services, network access and other maintenance and support services that facilitate transaction and information processing among the Company’s clients globally. Data processing revenues are recognized in the same period the related transactions occur or services are performed.
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
Other revenues consist mainly of value added services, license fees for use of the Visa brand or technology, fees for account holder services, certification, licensing and product enhancements, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are performed.
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
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to uncertain tax positions in non-operating income (expense) in the consolidated statements of operations. The Company files a consolidated federal income tax return and, in certain states, combined state tax returns. The Company elects to claim foreign tax credits in any given year if such election is beneficial to the Company. See Note 19—Income Taxes.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on a cash flow matching analysis, with the projected benefit payments matching spot rates from a yield curve developed from high-quality corporate bonds. The expected rate of return on pension plan assets is primarily based on the targeted allocation, and evaluated for reasonableness by considering such factors as: (i) actual return on plan assets; (ii) historical rates of return on various asset classes in the portfolio; (iii) projections of returns on various asset classes; and (iv) current and prospective capital market conditions and economic forecasts. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, which ranges from approximately 6 to 10 years for the U.S. and non-U.S. pension plans. Other assumptions involve demographic factors such as retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.
The Company recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, when certain thresholds are met. See Note 11—Pension and Other Postretirement Benefits.
Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe whose functional currency is the euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2020, 2019 and 2018.
Where a non-U.S. currency is the functional currency, translation from that functional currency to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets.
Derivative financial instruments. The Company uses foreign exchange forward derivative contracts to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. The terms of these derivative contracts designated as cash flow hedges are generally less than 12 months. To qualify for cash flow hedge accounting treatment, the Company formally documents, at inception of the hedge, all relationships between the hedging transactions and the hedged items, as well as the Company’s risk management objective and strategy for undertaking various hedging transactions. The Company also formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods.
Derivatives are carried at fair value on a gross basis on the consolidated balance sheets. Gains and losses resulting from changes in fair value of derivative instruments designated as cash flow hedges are accounted for either in accumulated other comprehensive income (loss) on the consolidated balance sheets, or in the consolidated statements of operations in the corresponding account where revenue or expense is recorded. Gains and losses resulting from changes in fair value of derivative instruments not designated for hedge accounting are recorded in general and administrative expense for hedges of operating activity, or non-operating income (expense) for hedges of non-operating activity.
Gains and losses related to changes in fair value hedges are recognized in non-operating income (expense) along with a corresponding loss or gain related to the change in value of the underlying hedged item in the same line item in the consolidated statement of operations. The change in value of net investment hedges are recorded in other comprehensive income (loss). Amounts excluded from the effectiveness testing of net investment hedges are recognized in non-operating income (expense). Cash flows associated with derivatives designated as a fair value hedge may be included in operating, investing or financing activities on the consolidated statement of cash flows, depending on the classification of the items being hedged. Cash flows associated with financial instruments designated as net investment hedges are classified as an investing activity. See Note 13—Derivative Financial Instruments.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Share-based compensation. The Company recognizes share-based compensation cost, net of estimated forfeitures, using the fair value method of accounting. The Company recognizes compensation cost for awards with only service conditions on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation cost for performance-based awards is recognized on a graded-vesting basis. The amount is initially estimated based on target performance and is adjusted as appropriate based on management’s best estimate throughout the performance period. See Note 17—Share-based Compensation.
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
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Company adopted the ASU effective October 1, 2019. The adoption did not have a material impact on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, and also issued subsequent amendments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The amendments in the ASU are effective for the Company on October 1, 2020. The Company is evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Note 2—Acquisitions
Pending Acquisition. On January 13, 2020, the Company entered into a definitive agreement to acquire Plaid Inc. for $5.3 billion. The Company will pay approximately $4.9 billion of cash and $0.4 billion of retention equity and deferred equity consideration. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals. On November 5, 2020, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of California seeking a permanent injunction to prevent Visa from acquiring Plaid. See Note 20—Legal Matters.

Fiscal 2019 Acquisitions. The Company acquired several businesses for a total purchase consideration of $942 million, which consisted of $888 million in cash and $54 million of deferred cash consideration. The allocation of the purchase price to the tangible and intangible assets acquired and to liabilities have been completed as of September 30, 2020. There were no material adjustments to the preliminary purchase price allocation as of September 30, 2019. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired, which represents the value that is expected from expanding the Company’s product offerings and other synergies. Goodwill that is expected to be deductible for tax purposes amounts to approximately $360 million.
The following table summarizes the purchase price allocation in aggregate for the businesses acquired:

Purchase Price Allocation
(in millions)
Net tangible assets acquired (liabilities assumed)	$23
Intangible assets	319
Goodwill	647
Total(1)	$989
(1)Includes fair value of previously-held interest in the acquired entities of $47 million.
The following table summarizes the identified intangible assets acquired based on the purchase price allocations:

	Acquisition Date Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Developed technologies	$70	4
Customer relationships	249	12
Total	$319	10
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results. Transaction costs incurred were not material and were included in the Company’s consolidated statements of operations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the years ended September 30, 2020, 2019, and 2018:

	For the Years Ended September 30,
	2020	2019	2018
	(in millions)
Service revenues	$9,804	$9,700	$8,918
Data processing revenues	10,975	10,333	9,027
International transaction revenues	6,299	7,804	7,211
Other revenues	1,432	1,313	944
Client incentives	(6,664)	(6,173)	(5,491)
Net revenues	$21,846	$22,977	$20,609

	For the Years Ended September 30,
	2020	2019	2018
	(in millions)
U.S.	$10,125	$10,279	$9,332
International	11,721	12,698	11,277
Net revenues	$21,846	$22,977	$20,609
Remaining performance obligations are comprised of deferred revenue and unbilled contract revenues that will be invoiced and recognized as revenues in future periods primarily related to value added services. As of September 30, 2020, the remaining performance obligations were $1.4 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	September 30,
	2020	2019	2018
	(in millions)
Cash and cash equivalents	$16,289	$7,838	$8,162
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	901	1,205	1,491
Customer collateral	1,850	1,648	1,324
Prepaid expenses and other current assets	131	141	—
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,171	$10,832	$10,977

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
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
U.S. covered litigation consists of a number of matters that have been settled or otherwise fully or substantially resolved, as well as the following:
•the Interchange Multidistrict Litigation. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, 1:05-md-01720-JG-JO (E.D.N.Y.) or MDL 1720, including all cases currently included in MDL 1720, any other case that includes claims for damages relating to the period prior to the Company’s IPO that has been or is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction;
•any claim that challenges the reorganization or the consummation thereof; provided that such claim is transferred for coordinated or consolidated pre-trial proceedings at any time to MDL 1720 by the Judicial Panel on Multidistrict Litigation or otherwise included at any time in MDL 1720 by order of any court of competent jurisdiction; and
•any case brought after October 22, 2015 by a merchant that opted out of the Rule 23(b)(3) settlement class in MDL 1720 that arises out of facts or circumstances substantially similar to those alleged in MDL 1720 and that is not transferred to or otherwise included in MDL 1720. See Note 20—Legal Matters.
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
The following table sets forth the changes in the restricted cash equivalents—U.S. litigation escrow account by fiscal year:

	2020	2019
	(in millions)
Balance at beginning of period	$1,205	$1,491
Return of takedown payment to the litigation escrow account	467	—
Deposits into the litigation escrow account	—	300
Payments to class plaintiffs’ settlement fund(1)	—	(600)
Payments to opt-out merchants(1) and interest earned on escrow funds	(771)	14
Balance at end of period	$901	$1,205
(1)These payments are associated with the interchange multidistrict litigation. See Note 20—Legal Matters.
The accrual related to the U.S. covered litigation could be either higher or lower than the U.S. litigation escrow account balance. A takedown payment of approximately $467 million was received and deposited into the Company’s litigation escrow account. The deposit into the litigation escrow account and reestablishment of a prior accrual to address opt-out claims was recorded during fiscal 2020. The Company recorded an accrual of $370 million for the U.S. covered litigation during fiscal 2019. See Note 20—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
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
September 30, 2020
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
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

As required by the litigation management deed, at the fourth anniversary of the Visa Europe acquisition, Visa, in consultation with the VE territories litigation management committee, carried out a release assessment of the extent to which, if at all, it would be appropriate to effect a partial conversion of UK&I or Europe preferred stock into class A common stock or series A preferred stock. After the completion of this assessment, in September 2020, the Company released $7.3 billion of the as-converted value from its UK&I and Europe preferred stock and issued 374,819 shares of series A preferred stock (the “Fourth anniversary release”). Each holder of a share of UK&I and Europe preferred stock received a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company paid $5 million in cash in lieu of issuing fractional shares of series A preferred stock. The release resulted in a downward adjustment to the UK&I and Europe preferred stock conversion rates. See Note 15—Stockholders’ Equity.
VE territory covered losses may be recorded before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity will then be recorded against the book value of the preferred stock within stockholders’ equity. During the year ended September 30, 2020, the Company recovered $164 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock.
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity during the year ended September 30, 2020:

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2019	$2,285	$3,177	$(171)
VE territory covered losses incurred(1)	—	—	(37)
Recovery through conversion rate adjustment(2)	(72)	(92)	169
Fourth anniversary release	(1,107)	(1,542)	—
Balance as of September 30, 2020	$1,106	$1,543	$(39)
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of September 30, 2020 and 2019:

	September 30,
	2020		2019
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
UK&I preferred stock	$3,168	$1,106	$5,519	$2,285
Europe preferred stock	4,331	1,543	7,539	3,177
Total	7,499	2,649	13,058	5,462
Less: right to recover for covered losses	(39)	(39)	(171)	(171)
Total recovery for covered losses available	$7,460	$2,610	$12,887	$5,291
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2020; (b) 6.387 and 6.861, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2020; and (c) $199.97, Visa’s class A common stock closing stock price as of September 30, 2020.
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
September 30, 2020
Note 6—Fair Value Measurements and Investments
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2
	2020	2019	2020	2019
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$12,522	$6,494	$—	$—
U.S. government-sponsored debt securities	—	—	1,469	150
U.S. Treasury securities	650	—	—	—
Investment securities:
Marketable equity securities	148	126	—	—
U.S. government-sponsored debt securities	—	—	2,582	5,592
U.S. Treasury securities	1,253	675	—	—
Other current and non-current assets:
Derivative instruments	—	—	512	437
Total	$14,573	$7,295	$4,563	$6,179
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$135	$113	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	181	52
Total	$135	$113	$181	$52
Level 1 assets and liabilities. Money market funds, marketable equity securities and U.S. Treasury securities are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets and liabilities. The Company’s deferred compensation liability is measured at fair value based on marketable equity securities held under the deferred compensation plan.
Level 2 assets and liabilities. The fair value of U.S. government-sponsored debt securities, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. Derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
U.S. government-sponsored debt securities and U.S. Treasury securities. The amortized cost, unrealized gains and losses and fair value of debt securities were as follows:

	September 30,
	2020				2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(in millions)
U.S. government-sponsored debt securities	$2,581	$1	$—	$2,582	$5,590	$4	$(2)	$5,592
U.S. Treasury securities	1,251	2	—	1,253	672	3	—	675
Total	$3,832	$3	$—	$3,835	$6,262	$7	$(2)	$6,267
Less: current portion				$(3,604)				$(4,110)
Long-term debt securities				$231				$2,157
Debt securities are presented below in accordance with their stated maturities. A portion of these investments are classified as non-current as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

September 30, 2020
(in millions)
Due within one year	$3,604
Due after 1 year through 5 years	231
Total	$3,835
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
During fiscal 2020 and 2019, $102 million and $110 million of upward adjustments, and $6 million and $4 million of downward adjustments including impairment, respectively, were included in the carrying value of non-marketable equity securities accounted for under the fair value measurement alternative. The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of September 30, 2020 including cumulative unrealized gains and losses:

September 30, 2020
(in millions)
Initial cost basis	$841
Adjustments:
Upward adjustments	212
Downward adjustments (including impairment)	(11)
Carrying amount, end of period	$1,042
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2020, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at September 30, 2020. See Note 1—Summary of Significant Accounting Policies.
Investment Income
Investment income is recorded as non-operating income (expense) in the Company’s consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2020	2019	2018
	(in millions)
Interest and dividend income on cash and investments	$80	$247	$173
Realized gains (losses), net on debt securities	4	1	—
Equity securities:
Unrealized gains (losses), net	115	117	2
Realized gains (losses), net from donation	—	—	193
Realized gains (losses), net	1	18	102
Investment income	$200	$383	$470
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of September 30, 2020, the carrying value and estimated fair value of debt was $24.1 billion and $26.6 billion, respectively. As of September 30, 2019, the carrying value and estimated fair value of debt was $16.7 billion and $18.4 billion, respectively.
Other Financial Instruments not Measured at Fair Value. The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2020, but require disclosure of their fair values: settlement receivable and payable and customer collateral. The estimated fair value of such instruments at September 30, 2020 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30,
	2020	2019
	(in millions)
Land	$71	$71
Buildings and building improvements	1,007	965
Furniture, equipment and leasehold improvements	1,997	1,913
Construction-in-progress	163	180
Technology	3,923	3,441
Total property, equipment and technology	7,161	6,570
Accumulated depreciation and amortization	(4,424)	(3,875)
Property, equipment and technology, net	$2,737	$2,695
Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payments network. At September 30, 2020 and 2019, accumulated amortization for technology was $2.7 billion and $2.3 billion, respectively.
At September 30, 2020, estimated future amortization expense on technology is as follows:

	For the Years Ending September 30,
	2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Estimated future amortization expense	$419	$313	$225	$142	$62	$24	$1,185
For fiscal 2020, 2019 and 2018, depreciation and amortization expense related to property, equipment and technology was $687 million, $596 million and $558 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Note 8—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30,
	2020			2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$709	$(376)	$333	$701	$(314)	$387
Trade names	199	(134)	65	199	(120)	79
Reseller relationships	95	(89)	6	95	(86)	9
Other	17	(14)	3	17	(13)	4
Total finite-lived intangible assets	1,020	(613)	407	1,012	(533)	479
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	23,317	—	23,317	22,217	—	22,217
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	27,401	—	27,401	26,301	—	26,301
Total intangible assets	$28,421	$(613)	$27,808	$27,313	$(533)	$26,780
For fiscal 2020, 2019 and 2018, amortization expense related to finite-lived intangible assets was $80 million, $60 million and $55 million, respectively.
At September 30, 2020, estimated future amortization expense on finite-lived intangible assets is as follows:

	For the Years Ending September 30,
	2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Estimated future amortization expense	$81	$76	$52	$50	$40	$108	$407
The change in goodwill during the years ended September 30, 2020 and 2019 are as follows:

	2020	2019
	(in millions)
Goodwill, beginning of period	$15,656	$15,194
Goodwill from acquisitions, net of adjustments	48	643
Foreign currency translation	206	(181)
Goodwill, end of period	$15,910	$15,656
For additional information on acquisitions, see Note 2—Acquisitions.
There was no impairment related to the Company’s finite-lived or indefinite-lived intangible assets (including goodwill) during fiscal 2020, 2019 or 2018.
Note 9—Leases
The Company entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2021 and 2030. Many leases include one or more options to renew. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Payments under the Company’s lease arrangements are generally fixed. At September 30, 2020, the Company had no finance leases.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
During fiscal 2020, total operating lease cost was $114 million. At September 30, 2020, the weighted-average remaining lease term for operating leases was approximately 6 years and the weighted-average discount rate for operating leases was 2.29%.
At September 30, 2020, the present value of future minimum lease payments was as follows:

September 30, 2020
(in millions)
2021	$108
2022	103
2023	95
2024	82
2025	70
Thereafter	163
Total undiscounted lease payments	621
Less: imputed interest	(51)
Present value of lease liabilities	$570
At September 30, 2020, the Company had additional operating leases that had not yet commenced with lease obligations of $466 million. These operating leases will commence between fiscal 2021 and 2023 with non-cancellable lease terms of 1 to 15 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Note 10—Debt
The Company had outstanding debt as follows:

	September 30,
	2020	2019	Effective Interest Rate(1)
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$3,000	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	—	2.02%
0.75% Senior Notes due August 2027	500	—	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	—	2.13%
1.10% Senior Notes due February 2031	1,000	—	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	—	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	—	2.09%
Total debt	24,000	16,750
Unamortized discounts and debt issuance costs	(178)	(108)
Hedge accounting fair value adjustments(2)	248	87
Total carrying value of debt	$24,070	$16,729

Reported as:
Current maturities of debt	$2,999	$—
Long-term debt	21,071	16,729
Total carrying value of debt	$24,070	$16,729

(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the change in fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative Financial Instruments.
Senior Notes
The Company’s outstanding senior notes, or collectively, the “Notes”, are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. The Company was in compliance with all related covenants as of September 30, 2020. Each series of Notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices.
In August 2020, the Company issued fixed-rate senior notes in a public offering in an aggregate principal amount of $3.3 billion with maturities of 7, 10 and a half and 30 years. The August 2027 Notes, 2031 Notes and 2050 Notes, or collectively, the “August 2020 Notes”, have interest rates of 0.75%, 1.10% and 2.00%, respectively. Interest on the August 2020 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021. The net aggregate proceeds, after deducting discounts and debt issuance costs, were approximately $3.2 billion. The net proceeds from the offering of the August 2027 Notes will be used to fund eligible green projects and the net proceeds from the offering of the 2031 Notes and 2050 Notes will be used for general corporate purposes.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
In April 2020, the Company issued fixed-rate senior notes in a public offering in an aggregate principal amount of $4.0 billion with maturities of 7, 10 and 20 years. The April 2027 Notes, 2030 Notes and 2040 Notes, or collectively, the “April 2020 Notes”, have interest rates of 1.90%, 2.05% and 2.70%, respectively. Interest on the April 2020 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2020. The net aggregate proceeds, after deducting discounts and debt issuance costs, were approximately $4.0 billion. The net proceeds from the offering of the April 2020 Notes will be used for general corporate purposes.
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The Company had no outstanding obligations under the program as of September 30, 2020 and 2019.
Credit Facility
On July 25, 2019, the Company entered into an amended and restated credit agreement for a 5 year, unsecured $5.0 billion revolving credit facility (the "Credit Facility"), which will expire on July 25, 2024. The Credit Facility is not governed by any financial covenants. This Credit Facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. Interest on borrowings under the Credit Facility will be charged at the London Interbank Offered Rate or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. The Company had no amounts outstanding under the Credit Facility as of September 30, 2020 and 2019.
At September 30, 2020, future principal payments on the Company’s outstanding debt were as follows:

	For the Years Ending September 30,
	2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Future principal payments	$3,000	$1,000	$2,250	$—	$—	$17,750	$24,000
Note 11—Pension and Other Postretirement Benefits
The Company sponsors various qualified and non-qualified defined benefit pension and other postretirement benefit plans that provide for retirement and medical benefits for all eligible employees residing in the U.S. The Company also sponsors other pension benefit plans that provide benefits for internationally-based employees at certain non-U.S. locations.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Summary of Plan Activities
A reconciliation of pension benefit obligations, plan assets, funded status and amounts recognized in the Company’s consolidated balance sheets were as follows:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Change in pension benefit obligation:
Benefit obligation at beginning of period	$919	$844	$528	$452
Service cost	—	—	4	4
Interest cost	28	32	10	13
Actuarial loss (gain)	37	95	11	109
Benefit payments	(64)	(52)	(17)	(22)
Plan amendment	—	—	—	1
Foreign currency exchange rate changes	—	—	27	(29)
Benefit obligation at end of period	$920	$919	$563	$528
Accumulated benefit obligation	$920	$919	$563	$528
Change in plan assets:
Fair value of plan assets at beginning of period	$1,090	$1,090	$490	$436
Actual return on plan assets	114	52	5	93
Company contribution	2	—	22	10
Benefit payments	(64)	(52)	(17)	(22)
Foreign currency exchange rate changes	—	—	25	(27)
Fair value of plan assets at end of period	$1,142	$1,090	$525	$490
Funded status at end of period	$222	$171	$(38)	$(38)
Recognized in consolidated balance sheets:
Non-current asset	$229	$178	$—	$—
Current liability	(1)	(1)	—	—
Non-current liability	(6)	(6)	(38)	(38)
Funded status at end of period	$222	$171	$(38)	$(38)

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Amounts recognized in accumulated other comprehensive income (loss) before tax consist of the following:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Net actuarial loss	$135	$154	$93	$70
Benefit obligations in excess of plan assets were as follows:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation at end of period	$(7)	$(7)	$(563)	$(528)
Fair value of plan assets at end of period	$—	$—	$525	$490
Projected benefit obligation in excess of plan assets
Benefit obligation at end of period	$(7)	$(7)	$(563)	$(528)
Fair value of plan assets at end of period	$—	$—	$525	$490
Net periodic benefit cost consist of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost	$—	$—	$—	$4	$4	$4
Interest cost	28	32	32	10	13	12
Expected return on assets	(72)	(71)	(70)	(15)	(18)	(20)
Amortization of actuarial loss	6	—	—	2	—	—
Settlement loss	8	7	3	—	—	—
Total net periodic benefit cost	$(30)	$(32)	$(35)	$1	$(1)	$(4)
The service cost component of net periodic benefit cost is presented in personnel expenses while the other components are presented in other non-operating income (expense) on the Company’s consolidated statement of operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2020	2019	2018	2020	2019	2018
	(in millions)
Current year actuarial loss (gain)	$(5)	$114	$(47)	$21	$27	$30
Amortization of actuarial (loss) gain	(14)	(7)	(3)	(2)	—	—
Current year prior service cost	—	—	—	—	1	—
Total recognized in other comprehensive income (loss)	$(19)	$107	$(50)	$19	$28	$30
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(49)	$75	$(85)	$20	$27	$26

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Weighted-average actuarial assumptions used to estimate the benefit obligation and net periodic benefit cost were as follows:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2020	2019	2018	2020	2019	2018
Discount rate for benefit obligation:
Pension	2.88%	3.26%	4.23%	1.60%	1.80%	2.90%
Discount rate for net periodic benefit cost:
Pension	3.27%	4.23%	3.84%	1.80%	2.90%	2.70%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%	3.00%	3.00%	4.25%
Rate of increase(1) in compensation levels for:
Benefit obligation	NA	NA	NA	2.50%	2.50%	3.20%
Net periodic benefit cost	NA	NA	NA	2.50%	2.50%	3.20%
(1)This assumption is not applicable for the U.S. plans due to the amendment of the U.S. qualified defined benefit pension plan in October 2015, which discontinued the employer provided credits effective after December 31, 2015.
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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances pension plan assets, as appropriate, to ensure that allocations are consistent with its investment strategy and within target allocation ranges. For U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity securities of 35% to 65%, fixed income securities of 43% to 53% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 4%. At September 30, 2020, U.S. pension plan asset allocations for these categories were 53%, 46% and 1%, respectively, which were within target allocation ranges.
For non-U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity funds of 12%, interest and inflation hedging assets of 50% and other of 38%, consisting of cash and cash equivalents, corporate debt and asset-backed securities, multi-asset funds and property. At September 30, 2020, non-U.S. pension plan asset allocations for these categories were 13%, 50% and 37%, respectively, which generally aligned with the target allocations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
The following tables set forth by level, within the fair value hierarchy, the pension plans’ investments at fair value as of September 30, 2020 and 2019, including the impact of transactions that were not settled at the end of September:

	U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Cash equivalents	$17	$18	$—	$—	$—	$—	$17	$18
Collective investment funds	—	—	509	580	—	—	509	580
Corporate debt securities	—	—	373	188	—	—	373	188
U.S. government-sponsored debt securities	—	—	30	35	—	—	30	35
U.S. Treasury securities	84	99	—	—	—	—	84	99
Asset-backed securities	—	—	—	—	37	37	37	37
Equity securities	92	133	—	—	—	—	92	133
Total	$193	$250	$912	$803	$37	$37	$1,142	$1,090

	Non-U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Cash and cash equivalents	$6	$16	$—	$—	$—	$—	$6	$16
Equity securities	—	66	—	—	—	—	—	66
Corporate debt securities	—	—	48	44	—	—	48	44
Asset-backed securities	—	—	—	—	67	51	67	51
Equity funds	—	—	65	—	—	—	65	—
Multi-asset securities(1)	—	—	339	313	—	—	339	313
Total	$6	$82	$452	$357	$67	$51	$525	$490
(1)Multi-asset securities represent pension plan assets that are invested in funds comprised of broad ranges of assets.
Level 1 assets. Cash equivalents (money market funds and time deposits), U.S. Treasury securities and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets.
Level 2 assets. Collective investment funds are unregistered investment vehicles that generally commingle the assets of multiple fiduciary clients, such as pension and other employee benefit plans, to invest in a portfolio of stocks, bonds or other securities. Although the collective investment funds held by the plan are ultimately invested in publicly traded equity securities, their own unit values are not directly observable, and therefore they are classified as Level 2. Equity funds are investments in mutual funds that in-turn ultimately invest in equity securities of various jurisdictions. These are classified as level 2 as the equity funds held by the plan are not actively traded but the fair value of underlying securities are generally, although not always, determined with observable data and inputs. The fair values of corporate debt, multi-asset and U.S. government-sponsored securities are based on quoted prices in active markets for similar, not identical, assets.
Level 3 assets. Asset-backed securities are bonds that are backed by various types of assets and primarily consist of mortgage-backed securities. Asset-backed securities are classified as Level 3 due to a lack of observable inputs in measuring fair value.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Cash Flows
Expected future employer contributions and benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Expected employer contributions
2021	$1	$10
Expected benefit payments
2021	130	7
2022	93	7
2023	89	8
2024	80	8
2025	74	8
2026-2030	289	43
Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the U.S. In fiscal 2020, 2019 and 2018, personnel costs included $140 million, $121 million, and $93 million, respectively, of expenses attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the year ended September 30, 2020, the Company’s maximum settlement exposure was $97.3 billion and the average daily settlement exposure was $55.6 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At September 30, 2020 and 2019, the Company held the following collateral to manage settlement exposure:

	September 30,
	2020	2019
	(in millions)
Restricted cash and restricted cash equivalents	$1,850	$1,648
Pledged securities at market value	228	259
Letters of credit	1,306	1,293
Guarantees	717	477
Total	$4,101	$3,677

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Note 13—Derivative Financial Instruments
Designated derivative financial instrument hedges. At September 30, 2020 and 2019, the aggregate notional amount of the Company’s derivative contracts outstanding in its hedge program was $10.7 billion and $10.9 billion, respectively.
Cash Flow Hedges
As of September 30, 2020 and 2019, the Company’s cash flow hedges in an asset position totaled $71 million and $47 million, respectively, and were classified in prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2020 and 2019 cash flow hedges in a liability position totaled $39 million and $31 million, respectively, and were classified in accrued liabilities on the consolidated balance sheets. These amounts are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets. See Note 1—Summary of Significant Accounting Policies.
The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction. Forward points are excluded from effectiveness testing and measurement purposes. Excluded forward points are reported in earnings. For fiscal 2020, 2019 and 2018, the amounts by which earnings were reduced relating to excluded forward points from cash flow hedges were $9 million, $12 million and $9 million, respectively.
The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income or loss related to that hedge is reclassified to operating revenue or expense. During fiscal 2021, the Company expects to reclassify $40 million of pre-tax gains to earnings.
Net Investment and Fair Value Hedges
In fiscal 2019, the Company entered into foreign exchange forward contracts which were designated as a net investment hedge against a portion of the Company’s net investment in Visa Europe.
In fiscal 2019, the Company also entered into interest rate and cross-currency swap agreements on a portion of the Company’s outstanding 3.15% Senior Notes due December 2025. The Company designated the interest rate swap as a fair value hedge and the cross-currency swap as a net investment hedge.
As of September 30, 2020 and 2019, the Company’s net investment hedges in an asset position totaled $186 million and $298 million, respectively, and were classified in prepaid expenses and other current assets and other assets on the consolidated balance sheets. As of September 30, 2020, the Company’s net investment hedges in a liability position was $137 million, and classified in other liabilities on the consolidated balance sheets.
As of September 30, 2020 and 2019, the Company’s fair value hedges in an asset position totaled $248 million and $89 million, respectively, and were classified in other assets on the consolidated balance sheets. As of September 30, 2019, the Company’s fair value hedges in a liability position was $2 million and was classified in other liabilities on the consolidated balance sheets.
For fiscal 2020 and 2019, the Company recorded an increase in earnings of $150 million and $95 million, respectively, related to forward points and interest differentials from forward contracts and swap agreements, respectively, which are excluded from effectiveness testing.
Non-designated derivative financial instrument hedges
The Company utilizes foreign exchange derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currency. As of September 30, 2020 and 2019, the aggregate notional amount of these balance sheet hedges was $1.6 billion and $0.8 billion, respectively. As of September 30, 2020 and 2019, the Company’s balance sheet hedges in an asset position totaled $7 million and $3 million, respectively, and were classified in other assets on the consolidated balance sheets, while

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
balance sheet hedges in a liability position totaled $5 million and $19 million, respectively, and were classified in accrued liabilities on the consolidated balance sheets.
Credit and market risks. The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2020, the Company has received collateral of $64 million, from counterparties, which is included in accrued liabilities in the consolidated balance sheets, and posted collateral of $26 million, which is included in prepaid expenses and other current assets in the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. Credit and market risks related to derivative instruments were not considered significant as of September 30, 2020.
Note 14—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property and equipment and ROU assets are classified by major geographic areas as follows:

	September 30,
	2020	2019(1)
	(in millions)
U.S.	$1,350	$1,186
International	558	263
Total	$1,908	$1,449
(1)The fiscal 2019 amounts have been revised to conform to the fiscal 2020 presentation.
Revenues by geographic market is primarily based on the location of the issuing financial institution. Net revenues earned in the U.S. were approximately 46% of total net revenues in fiscal 2020 and 45% of total net revenues in each of fiscal 2019 and fiscal 2018. No individual country, other than the U.S., generated more than 10% of total net revenues in these years.
In fiscal 2020, the Company had two clients that accounted for 11% and 10% of its total net revenues, respectively. In fiscal 2019 and 2018, no clients generated greater than 10% of the Company’s total net revenues.
Note 15—Stockholders’ Equity
Series A preferred stock issuance. In September 2020, the Company issued 374,819 shares of series A preferred stock in connection with the Fourth anniversary release. See Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis at September 30, 2020 and 2019, were as follows:

	September 30,
	2020					2019
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding	Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		35	—	—		—
UK&I preferred stock	2		6.3870		16	2	12.9360		32
Europe preferred stock	3		6.8610		22	3	13.8840		44
Class A common stock(3)	1,683		—		1,683	1,718	—		1,718
Class B common stock	245		1.6228	(4)	398	245	1.6228	(4)	398
Class C common stock	11		4.0000		43	11	4.0000		45
Total					2,197				2,237
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases settled on or before September 30, 2020 and 2019.
(4)The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
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
The following table presents the reduction in as-converted UK&I and Europe preferred stock after the Company recovered VE territory covered losses recovered through conversion rate adjustments and the Fourth anniversary release:

	For the Years Ended September 30,
	2020		2019				2018
	UK&I	Europe	UK&I		Europe		UK&I		Europe
	(in millions, except per share data)
Reduction in equivalent number of as-converted shares of class A common stock	16	22	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$194.31	$194.33	$141.32		$150.26		$113.05		$112.92
Recovery through conversion rate adjustment	$72	$92	$6		$2		$35		$21
Fourth anniversary release	$3,084	$4,216	$—		$—		$—		$—
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment made during the year is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C convertible participating preferred stock. Effective price per share for each fiscal year is calculated using the weighted-average effective prices of the respective adjustments made during the year.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Under the terms of the U.S. retrospective responsibility plan, when the Company makes a deposit into the litigation escrow account, the shares of class B common stock are subject to dilution through a reduction to the conversion rate of the shares of class B common stock to shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table presents the reduction in as-converted class B common stock after deposits into the litigation escrow account for the following fiscal years:

	For the Years Ended September 30,
	2020	2019	2018
	(in millions, except per share data)
Reduction in equivalent number of as-converted shares of class A common stock	—	2	5
Effective price per share(1)	$—	$174.73	$132.32
Deposits under the U.S. retrospective responsibility plan	$—	$300	$600
(1)Effective price per share is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificate of incorporation.
Common stock repurchases. The following table presents share repurchases in the open market for the following fiscal years:

	For the Years Ended September 30,
	2020	2019	2018
	(in millions, except per share data)
Shares repurchased in the open market(1)	44	56	58
Average repurchase price per share(2)	$183.00	$154.01	$123.76
Total cost	$8,114	$8,607	$7,192
(1)Shares repurchased in the open market reflect repurchases that settled during fiscal 2020, 2019 and 2018. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Average repurchase price per share is calculated based on unrounded numbers.
In January 2019, the Company’s board of directors authorized an $8.5 billion share repurchase program and in January 2020, authorized an additional $9.5 billion share repurchase program (the “January 2020 Program”). This authorization has no expiration date. As of September 30, 2020, the Company’s January 2020 program had remaining authorized funds of $5.5 billion. All share repurchase programs authorized prior to January 2020 have been completed.
Dividends declared. In fiscal 2020, the Company declared and paid $2.7 billion in dividends at a quarterly rate of $0.30 per share. On October 23, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, UK&I and Europe preferred stock on an as-converted basis), which will be paid on December 1, 2020, to all holders of record of the Company’s common and preferred stock as of November 13, 2020.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Class C common stock. As of September 30, 2020, all of the shares of class C common stock have been released from transfer restrictions. A total of 140 million shares have been converted from class C to class A common stock upon their sale into the public market.
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
The UK&I and Europe preferred stock is convertible upon certain conditions into shares of class A common stock or series A preferred stock. The shares of UK&I and Europe preferred stock are subject to restrictions on transfer and may become convertible in stages based on developments in the VE territory covered litigation. The shares of UK&I and Europe preferred stock will become fully convertible on the 12th anniversary of the closing of the Visa Europe acquisition, subject only to a holdback to cover any then-pending claims. Upon any such conversion of the UK&I or Europe preferred stock (whether by such 12th anniversary, or thereafter with respect to claims pending on such anniversary), the conversion rate would be adjusted downward and the holder would receive either class A common stock or series A preferred stock (for those who are not eligible to hold class A common stock pursuant to the Company’s charter). The conversion rates may also be reduced from time to time to offset certain liabilities.
The series A preferred stock, generally designed to be economically equivalent to the Company’s class A common stock, is freely transferable and each share of series A preferred stock will automatically convert into 100 shares of class A common stock upon a transfer to any holder that is eligible to hold class A common stock under the charter. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
Voting rights. The holders of the UK&I and Europe preferred stock have no right to vote on any matters, except for certain defined matters, including, in specified circumstances, any consolidation, merger, combination or similar transaction of the Company in which the preferred stockholders would either (i) receive shares of common stock or other equity securities of the Company with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock or (ii) receive securities, cash or other property that is different from what the Company’s class A common stockholders would receive. With respect to these limited matters on which the holders of preferred stock may vote, approval by the preferred stockholders requires the affirmative vote of the outstanding voting power of each such series of preferred stock, each such series voting as a single class. In either case, the UK&I and Europe preferred stockholders are entitled to cast a number of votes equal to the number of shares held by each such holder. Holders of the series A preferred stock, upon issuance at conversion, will have similar voting rights to the rights of the holders of the UK&I and Europe preferred stock.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
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
Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of series A, UK&I and Europe preferred stock and class B and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Employee Stock Purchase Plan and the assumed vesting of unearned performance shares.
The following table presents earnings per share for fiscal 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$8,310	1,697	$4.90	$10,866	2,223	(3)	$4.89
Class B common stock	1,951	245	$7.94	1,948	245		$7.93
Class C common stock	214	11	$19.58	214	11		$19.56
Participating securities(4)	391	Not presented	Not presented	391	Not presented		Not presented
Net income	$10,866
The following table presents earnings per share for fiscal 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$9,273	1,742	$5.32	$12,080	2,272	(3)	$5.32
Class B common stock	2,130	245	$8.68	2,127	245		$8.66
Class C common stock	247	12	$21.30	246	12		$21.26
Participating securities(4)	430	Not presented	Not presented	429	Not presented		Not presented
Net income	$12,080
The following table presents earnings per share for fiscal 2018:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$7,937	1,792	$4.43	$10,301	2,329	(3)	$4.42
Class B common stock	1,787	245	$7.28	1,785	245		$7.27
Class C common stock	218	12	$17.72	217	12		$17.69
Participating securities(4)	359	Not presented	Not presented	358	Not presented		Not presented
Net income	$10,301

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(1)Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million, 400 million and 403 million for fiscal 2020, 2019 and 2018, respectively. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 44 million, 46 million and 49 million for fiscal 2020, 2019 and 2018, respectively. The weighted-average number of shares of preferred stock included within participating securities was 1 million of as-converted series A preferred stock for fiscal 2020, 32 million of as-converted UK&I preferred stock for each of fiscal 2020, 2019 and 2018, and 43 million of as-converted Europe preferred stock for fiscal 2020 and 44 million of as-converted Europe preferred stock for each of fiscal 2019 and 2018.
(2)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes 3 million common stock equivalents for each of fiscal 2020, 2019 and 2018 because their effect would have been dilutive. The computation excludes 1 million of common stock equivalents for each of fiscal 2020, 2019 and 2018, because their effect would have been anti-dilutive.
(4)Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s series A preferred stock, UK&I and Europe preferred stock, restricted stock awards, restricted stock units and earned performance-based shares. Participating securities’ income is allocated based on the weighted-average number of shares of as-converted stock. See Note 15—Stockholders’ Equity.
Note 17—Share-based Compensation
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
For fiscal 2020, 2019 and 2018, the Company recorded share-based compensation cost related to the EIP of $393 million, $388 million and $312 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits for fiscal 2020, 2019 and 2018 were $63 million, $59 million and $53 million, respectively.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
During fiscal 2020, 2019 and 2018, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2020	2019	2018
Expected term (in years)(1)	4.03	3.98	4.00
Risk-free rate of return(2)	1.6%	2.9%	2.0%
Expected volatility(3)	18.7%	20.2%	18.3%
Expected dividend yield(4)	0.7%	0.7%	0.7%
Fair value per option granted	$29.37	$25.89	$18.24
(1)Until March 2018, this assumption was based on the Company’s historical option exercises and those of a set of peer companies that management believed to be generally comparable to Visa. The Company’s data was weighted based on the number of years between the measurement date and Visa’s IPO date as a percentage of the options’ contractual term. The relative weighting placed on Visa’s data and peer data for stock options granted until March 2018 was approximately 97% and 3% in fiscal 2018, respectively. The assumptions for stock options granted after March 2018 was based on Visa’s historical exercise experience as the passage of time since the Company’s IPO has exceeded 10 years.
(2)Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.
(3)Based on the Company’s implied and historical volatility.
(4)Based on the Company’s annual dividend rate on the date of grant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
The following table summarizes the Company’s option activity for fiscal 2020:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2019	5,714,658	$90.18
Granted	1,247,982	$182.50
Forfeited	(67,193)	$140.17
Expired	—	$—
Exercised	(1,108,898)	$63.53
Outstanding at September 30, 2020	5,786,549	$114.61	6.87	$494
Options exercisable at September 30, 2020	3,425,611	$87.28	5.79	$386
Options exercisable and expected to vest at September 30, 2020(2)	5,718,325	$113.96	6.84	$492
(1)Calculated using the closing stock price on the last trading day of fiscal 2020 of $199.97, less the option exercise price, multiplied by the number of instruments.
(2)Applied a forfeiture rate to unvested options outstanding at September 30, 2020 to estimate the options expected to vest in the future.
For the options exercised during fiscal 2020, 2019 and 2018, the total intrinsic value was $146 million, $107 million and $249 million, respectively, and the tax benefit realized was $31 million, $23 million and $55 million, respectively. As of September 30, 2020, there was $22 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.45 years.
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
The fair value and compensation cost before estimated forfeitures for RSAs and RSUs is calculated using the closing price of class A common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during fiscal 2020, 2019 and 2018 was $183.61, $137.38 and $111.11, respectively. The total grant date fair value of RSAs and RSUs vested during fiscal 2020, 2019 and 2018 was $284 million, $228 million and $183 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
The following table summarizes the Company’s RSU activity for fiscal 2020:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2019	5,166,759	$118.79
Granted	2,352,714	$183.61
Vested	(2,561,379)	$110.73
Forfeited	(267,594)	$147.70
Outstanding at September 30, 2020	4,690,500	$154.06	0.83	$938
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2020 of $199.97 by the number of instruments.
At September 30, 2020, there was $381 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.83 years.
Performance-based Shares
For the Company’s performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on the Company’s earnings per share target. The market condition is based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. The fair value of the performance-based shares for fiscal 2020, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model with the following weighted-average assumptions: risk-free rate of return of 1.6%, expected term of 1.9 years, expected volatility of 20.9% and expected dividend yield of 0.7%. The grant-date fair value of performance-based shares granted in fiscal 2020, 2019 and 2018 was $211.08, $153.42 and $120.11 per share, respectively. Performance-based shares vest over three years and are subject to earlier vesting in full under certain conditions. The total grant date fair value of performance-based shares vested and earned during fiscal 2020, 2019 and 2018 was $65 million, $41 million and $31 million, respectively.
Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period.
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2020:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2019	1,070,690	$129.08
Granted(2)	470,128	$211.08
Vested and earned	(546,018)	$118.18
Unearned	—	$—
Forfeited	—	$—
Outstanding at September 30, 2020	994,800	$171.33	0.73	$199
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2020 of $199.97 by the number of instruments.
(2)Represents the maximum number of performance-based shares which could be earned.
At September 30, 2020, there was $20 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.73 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Employee Stock Purchase Plan
The Visa Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to purchase the Company’s class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. A total of 20 million shares of class A common stock have been reserved for issuance under the ESPP. In fiscal 2020, 2019 and 2018, the ESPP did not have a material impact on the consolidated financial statements.
Note 18—Commitments and Contingencies
Commitments. The Company has software licenses throughout the world with varying expiration dates. At September 30, 2020, future minimum payments on software licenses are as follows:

	For the Years Ending September 30,
	2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Software licenses	$61	$26	$5	$5	$5	$—	$102
Note 19—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	For the Years Ended September 30,
	2020	2019	2018
	(in millions)
U.S.	$9,178	$9,536	$8,088
Non-U.S.	4,612	5,348	4,718
Total income before taxes	$13,790	$14,884	$12,806
For fiscal 2020 and 2019, U.S. income before taxes included $3.0 billion, and for fiscal 2018 included $2.7 billion, of the Company’s U.S. entities’ income from operations outside of the U.S.
Income tax provision by fiscal year consisted of the following:

	For the Years Ended September 30,
	2020	2019	2018
	(in millions)
Current:
U.S. federal	$1,662	$1,504	$2,819
State and local	212	243	219
Non-U.S.	743	843	754
Total current taxes	2,617	2,590	3,792
Deferred:
U.S. federal	42	184	(1,214)
State and local	9	28	(96)
Non-U.S.	256	2	23
Total deferred taxes	307	214	(1,287)
Total income tax provision	$2,924	$2,804	$2,505

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2020 and 2019, are presented below:

	September 30,
	2020	2019
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$114	$117
Accrued litigation obligation	204	273
Client incentives	121	125
Net operating loss carryforwards	80	65
Comprehensive loss	148	33
Federal benefit of state taxes	203	148
Other	12	6
Valuation allowance	(84)	(69)
Deferred tax assets	798	698
Deferred Tax Liabilities:
Property, equipment and technology, net	(343)	(314)
Intangible assets	(5,492)	(4,983)
Foreign taxes	(137)	(184)
Deferred tax liabilities	(5,972)	(5,481)
Net deferred tax liabilities	$(5,174)	$(4,783)
On July 22, 2020, UK enacted legislation that repealed the previous tax rate reduction from 19% to 17% that was effective on April 1, 2020. As a result, the Company recorded a $329 million non-recurring, non-cash tax expense related to the remeasurement of its net UK deferred tax liabilities, primarily related to intangibles recorded upon the acquisition of Visa Europe in fiscal 2016. The increase in deferred tax liabilities reflects the remeasurement of UK deferred tax liabilities.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act does not have a material impact on the Company’s financial results.
At September 30, 2020 and 2019, net deferred tax assets of $63 million and $24 million, respectively, are reflected in other assets on the consolidated balance sheets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2020 and 2019 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2020, the Company had $13 million federal, $16 million state and $367 million foreign net operating loss carryforwards from acquired subsidiaries. Federal and state net operating loss carryforwards generated in years prior to fiscal 2018 will expire in fiscal 2028 through 2037. Federal net operating losses generated after fiscal 2017 may be carried forward indefinitely. Foreign net operating losses may be carried forward indefinitely, except for certain foreign losses that expire in fiscal 2025 through 2027. The Company expects to fully utilize the state net operating loss carryforwards in future years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate to pretax income, as a result of the following:

	For the Years Ended September 30,
	2020		2019		2018
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$2,896	21%	$3,126	21%	$3,141	25%
State income taxes, net of federal benefit	199	2%	223	2%	201	2%
Non-U.S. tax effect, net of federal benefit	(483)	(4)%	(527)	(4)%	(465)	(4)%
Transition tax on foreign earnings	—	—%	—	—%	1,147	9%
Remeasurement of deferred tax balances	329	2%	—	—%	(1,133)	(9)%
Other, net	(17)	—%	(18)	—%	(386)	(3)%
Income tax provision	$2,924	21%	$2,804	19%	$2,505	20%
In fiscal 2020 and fiscal 2019, the effective income tax rate was 21% and 19%, respectively. The effective tax rate in fiscal 2020 differs from the effective tax rate in fiscal 2019 mainly due to a $329 million non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as discussed above.
In fiscal 2019 and fiscal 2018, the effective income tax rate was 19% and 20%, respectively. The effective tax rate in fiscal 2019 differs from the effective tax rate in fiscal 2018 primarily due to:
•a decrease in federal statutory rate, from a blended rate of 24.5% in fiscal 2018 to a rate of 21% in fiscal 2019, resulting from the Tax Act,
•new provisions enacted as part of the Tax Act, including the deduction for foreign-derived intangible income (“FDII”) and tax on global intangible low-tax income (“GILTI”), effective for the Company on October 1, 2018; and the absence of the following items recorded in fiscal 2018:
•a $1.1 billion one-time transition tax expense on certain untaxed foreign earnings in accordance with the Tax Act;
•a $1.1 billion non-recurring, non-cash benefit from the remeasurement of deferred tax balances due to the reduction in U.S. federal tax rate enacted by the Tax Act; and
•$161 million of tax benefits due to various non-recurring audit settlements.
Current income taxes receivable at September 30, 2020 and 2019 of $93 million and $130 million, respectively, were included in prepaid expenses and other current assets. Non-current income taxes receivable at September 30, 2020 and 2019 of $988 million and $771 million, respectively, were included in other assets. Income taxes payable at September 30, 2020 and 2019 of $134 million and $327 million, respectively, were included in accrued liabilities. Accrued income taxes at September 30, 2020 and 2019 of $2.8 billion and $2.5 billion, respectively, were included in other liabilities.
The Company’s operating hub in the Asia Pacific region is located in Singapore. Effective October 1, 2008 through September 30, 2023, it is subject to a tax incentive which is conditional upon meeting certain business operations and employment thresholds in Singapore. The tax incentive decreased Singapore tax by $280 million, $324 million and $295 million, and the benefit of the tax incentive on diluted earnings per share was $0.13, $0.14 and $0.13 in fiscal 2020, 2019 and 2018, respectively.
In accordance with Accounting Standards Codification 740—Income Taxes, the Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2020, 2019, and 2018, the Company’s total gross unrecognized tax benefits were $2.6 billion, $2.2 billion and $1.7 billion, respectively, exclusive of interest and penalties described below. Included in the $2.6 billion, $2.2 billion and $1.7 billion are $1.6 billion, $1.4 billion and $1.2 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2020	2019	2018
	(in millions)
Balance at beginning of period	$2,234	$1,658	$1,353
Increases of unrecognized tax benefits related to prior years	66	216	367
Decreases of unrecognized tax benefits related to prior years	(83)	(13)	(233)
Increases of unrecognized tax benefits related to current year	376	384	172
Decreases related to settlements with taxing authorities	(12)	(9)	—
Reductions related to lapsing statute of limitations	(2)	(2)	(1)
Balance at end of period	$2,579	$2,234	$1,658
In fiscal 2020, 2019 and 2018, the Company recognized $68 million, $66 million and $15 million of interest expense, respectively, related to uncertain tax positions. In fiscal 2020, 2019 and 2018, the Company accrued penalties related to uncertain tax positions of $4 million, $5 million and none, respectively. At September 30, 2020 and 2019, the Company had accrued interest of $233 million and $165 million, respectively, and accrued penalties of $31 million and $26 million, respectively, related to uncertain tax positions included in other long-term liabilities in its consolidated balance sheets.
The Company’s fiscal 2012 through 2015 U.S. federal and California income tax returns are currently under examination. The Company has filed federal refund claims for fiscal 2008 through 2011, and California refund claims for fiscal 2006 through 2011, which are also currently under examination. Except for the refund claims, the federal and California statutes of limitations have expired for fiscal years prior to 2012.
During fiscal 2013, the Canada Revenue Agency (CRA) completed its examination of the Company’s fiscal 2003 through 2009 Canadian tax returns and proposed certain assessments. Based on the findings of its examination, the CRA also proposed certain assessments to the Company’s fiscal 2010 through 2017 Canadian tax returns. The Company filed notices of objection against these assessments and, in fiscal 2015, completed the appeals process without reaching a settlement with the CRA. In April 2016, the Company petitioned the Tax Court of Canada to overturn the CRA’s assessments. In September 2020, the Company decided to accept a settlement offer provided by the CRA. The settlement agreement is subject to approval by the Tax Court of Canada. The Company’s income tax provision has been adjusted accordingly.
The India tax authorities completed the first level examination of the Company’s income tax returns for the taxable years falling within the period from fiscal 2010 to 2016, and proposed certain assessments. The Company objected to these proposed assessments and filed appeals to the appellate authorities. While the timing and outcome of the final resolution of these appeals are uncertain, the Company believes that its income tax provision adequately reflects its income tax obligations in India.
The Company is also subject to examinations by various state and foreign tax authorities. All material state and foreign tax matters have been concluded for years through fiscal 2006. The timing and outcome of the final resolutions of the federal, state and foreign tax examinations and refund claims are uncertain. As such, it is not reasonably possible to estimate the impact that the final outcomes could have on the Company’s unrecognized tax benefits in the next 12 months.
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
September 30, 2020
The litigation accrual is an estimate and is based on management’s understanding of its litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss as of the balance sheet date.
The following table summarizes the activity related to accrued litigation by fiscal year:

	2020	2019
	(in millions)
Balance at beginning of period	$1,203	$1,434
Provision for uncovered legal matters	10	37
Provision for covered legal matters	26	535
Reestablishment of prior accrual related to interchange multidistrict litigation	467	—
Payments for legal matters	(792)	(803)
Balance at end of period	$914	$1,203
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
The following table summarizes the accrual activity related to U.S. covered litigation by fiscal year:

	2020	2019
	(in millions)
Balance at beginning of period	$1,198	$1,428
Provision for interchange multidistrict litigation	—	370
Reestablishment of prior accrual related to interchange multidistrict litigation	467	—
Payments for U.S. covered litigation	(777)	(600)
Balance at end of period	$888	$1,198
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
The following table summarizes the accrual activity related to VE territory covered litigation by fiscal year:

	2020	2019
	(in millions)
Balance at beginning of period	$5	$—
Accrual for VE territory covered litigation	26	165
Payments for VE territory covered litigation	(10)	(160)
Balance at end of period	$21	$5

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
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

Following a motion by the Damages Class plaintiffs for final approval of the Amended Settlement Agreement, certain merchants in the proposed settlement class objected to the settlement and/or submitted requests to opt out of the settlement class. On December 13, 2019, the district court granted final approval of the Amended Settlement Agreement relating to claims by the Damages Class, which was subsequently appealed. Based on the percentage of class members (by payment volume) that opted out of the class, $700 million was returned to defendants. Visa’s portion of the takedown payment was calculated to be approximately $467 million, and upon receipt, was deposited into the U.S. litigation escrow account with a corresponding increase in accrued litigation to address opt-out claims.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
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
On May 29, 2020, a complaint was filed by Old Jericho Enterprise, Inc. against Visa and Mastercard on behalf of a purported class of gasoline retailers operating in 24 states and the District of Columbia. The complaint alleges violations of the antitrust laws of those jurisdictions and seeks recovery for plaintiffs as indirect purchasers. To the extent that Plaintiffs’ claims are not released by the Amended Settlement Agreement, Visa believes they are covered by the U.S. Retrospective Responsibility Plan.
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
In addition to the cases filed by individual merchants, Visa, Mastercard, and/or certain U.S. financial institution defendants in MDL 1720 filed complaints against certain merchants in the Eastern District of New York seeking, in part, a declaration that Visa’s conduct did not violate federal or state antitrust laws.
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
Visa has reached settlements with a number of merchants representing approximately 40% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.

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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 550 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Germany, Belgium and Poland primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, Irish domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa Europe, Visa Inc. and other Visa subsidiaries have settled the claims asserted by over 100 Merchants, leaving more than 400 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company has learned that several additional European entities have indicated that they may also bring similar claims and the Company anticipates additional claims in the future.
A trial took place from November 2016 to March 2017, relating to claims asserted by only one Merchant. In judgments published in November 2017 and February 2018, the court found as to that Merchant that Visa’s UK domestic interchange did not restrict competition, but that if it had been found to be restrictive it would not be exemptible under applicable law. In April 2018, the Court of Appeal heard the Merchant’s appeal of the decision alongside two separate Mastercard cases also involving interchange claims. On July 4, 2018, the Court of Appeal overturned the lower court’s rulings, finding that Visa’s UK domestic interchange restricted competition and the question of whether Visa’s UK domestic interchange was exempt from the finding of restriction under applicable law had been incorrectly decided. The Court of Appeal remitted the claim to the lower court to reconsider the exemption issue and the assessment of damages. On November 29, 2018, Visa was granted permission to appeal aspects of the Court of Appeal’s judgment to the Supreme Court of the United Kingdom, including the question of whether Visa’s UK interchange restricted competition. On June 17, 2020, the Supreme Court of the United Kingdom found that Visa’s UK domestic interchange restricted competition under applicable competition law. The case will now continue before the UK Competition Appeals Tribunal to determine the lawful level of interchange and the amount, if any, the plaintiff may be entitled to recover.
The full scope of potential damages is not yet known because not all Merchant claims have been served and Visa has substantial defenses. However, the claims that have been issued, served and/or preserved seek several billion dollars in damages.
Other Litigation
European Commission DCC Investigation
In 2013, the European Commission (EC) opened an investigation against Visa Europe, based on a complaint alleging that Visa Europe’s pricing of and rules relating to Dynamic Currency Conversion (DCC) transactions infringe EU competition rules. On October 16, 2020, the EC informed Visa that it has closed the investigation.
Canadian Merchant Litigation
Beginning in December 2010, a number of class action lawsuits were filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta against Visa Canada, Mastercard and ten financial institutions on behalf of merchants that accept payment by Visa and/or Mastercard credit cards. The actions allege a violation of Canada’s price-fixing law and various common law claims based on separate Visa and Mastercard conspiracies in respect of default interchange and certain of the networks’ rules. To date, five financial institutions have settled with the plaintiffs. In June 2017, Visa and Mastercard also reached settlements with the plaintiffs. Courts in each of the five provinces approved the settlements and Wal-Mart Canada and/or Home Depot of Canada Inc. filed notices of appeal of the decisions approving the settlements. The Courts of Appeal in British Columbia, Quebec, Ontario and Saskatchewan rejected the appeals filed by Wal-Mart Canada and Home Depot of Canada Inc. Wal-Mart Canada and Home Depot of Canada Inc. sought leave to appeal those decisions and the Supreme Court of Canada denied

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
those applications on March 26, 2020 (British Columbia, Quebec and Ontario) and October 29, 2020 (Saskatchewan). An appeal to the Alberta Court of Appeal remains pending.
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
Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and Mastercard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined, were also filed in October 2011 in the same federal court naming Visa, Mastercard and three financial institutions as defendants. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes. On September 20, 2019, plaintiffs in both cases filed motions for class certification. On October 5, 2020, plaintiffs in the case naming three financial institutions as defendants filed a motion for preliminary approval of a class action settlement reached with those financial institution defendants.
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
Pulse Network
On November 25, 2014, Pulse Network LLC filed suit against Visa Inc. in federal district court in Texas. Pulse alleges that Visa has, among other things, monopolized and attempted to monopolize debit card network services markets. Pulse seeks unspecified treble damages, attorneys’ fees and injunctive relief, including to enjoin the fixed acquirer network fee structure, Visa’s conduct regarding PIN-Authenticated Visa Debit and Visa agreements with merchants and acquirers relating to debit acceptance. On August 31, 2018, the court granted Visa’s motion for summary judgment, finding that Pulse did not have standing to pursue its claims. Pulse appealed the district court’s summary judgment decision to the U.S. Court of Appeals for the Fifth Circuit, which held oral argument on October 9, 2019. On June 5, 2020, the U.S. Court of Appeals for the Fifth Circuit set the case for re-argument.
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

On August 28, 2020, the district court granted plaintiffs’ motion for class certification, and on September 11, 2020, defendants sought permission from the U.S. Court of Appeals for the Second Circuit to appeal the decision.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
Australian Competition & Consumer Commission
On July 12, 2019, the Australian Competition & Consumer Commission (ACCC) informed Visa that the ACCC has commenced an investigation into certain agreements and interchange fees relating to Visa Debit. Visa is cooperating with the ACCC.
Federal Trade Commission Civil Investigative Demand (Formerly Voluntary Access Letter)
On November 4, 2019, the Bureau of Competition of the United States Federal Trade Commission (the “Bureau”) requested that Visa provide, on a voluntary basis, documents and information for an investigation as to whether Visa’s actions inhibited merchant choice in the selection of debit payments networks in potential violation of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On June 9, 2020, the Federal Trade Commission issued a Civil Investigative Demand to Visa requesting additional documents and information, and Visa is cooperating with the Bureau.
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
Plaid Inc. Acquisition
On November 5, 2020, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of California seeking a permanent injunction to prevent Visa from acquiring Plaid Inc., alleging that the proposed acquisition would substantially lessen competition in violation of Section 7 of the Clayton Act and would constitute monopolization under Section 2 of the Sherman Act. Visa intends to vigorously defend the lawsuit.

Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly operating results for each quarter and full year of fiscal 2020 and 2019 for the Company:

	Quarter Ended (unaudited)				Fiscal Year
	September 30, 2020(1)	June 30, 2020	March 31, 2020	December 31, 2019	2020
	(in millions, except per share data)
Net revenues	$5,101	$4,837	$5,854	$6,054	$21,846
Operating income	$3,142	$2,999	$3,924	$4,016	$14,081
Net income	$2,137	$2,373	$3,084	$3,272	$10,866
Basic earnings per share
Class A common stock	$0.97	$1.07	$1.39	$1.46	$4.90
Class B common stock	$1.57	$1.74	$2.25	$2.37	$7.94
Class C common stock	$3.88	$4.29	$5.54	$5.85	$19.58
Diluted earnings per share
Class A common stock	$0.97	$1.07	$1.38	$1.46	$4.89
Class B common stock	$1.57	$1.74	$2.25	$2.37	$7.93
Class C common stock	$3.87	$4.29	$5.54	$5.84	$19.56

	Quarter Ended (unaudited)				Fiscal Year
	September 30, 2019(1)	June 30, 2019	March 31, 2019	December 31, 2018	2019
	(in millions, except per share data)
Net revenues	$6,137	$5,840	$5,494	$5,506	$22,977
Operating income	$3,735	$3,908	$3,641	$3,717	$15,001
Net income	$3,025	$3,101	$2,977	$2,977	$12,080
Basic earnings per share
Class A common stock	$1.34	$1.37	$1.31	$1.30	$5.32
Class B common stock	$2.19	$2.23	$2.13	$2.12	$8.68
Class C common stock	$5.38	$5.48	$5.23	$5.20	$21.30
Diluted earnings per share
Class A common stock	$1.34	$1.37	$1.31	$1.30	$5.32
Class B common stock	$2.19	$2.23	$2.13	$2.12	$8.66
Class C common stock	$5.37	$5.48	$5.23	$5.20	$21.26
(1)The Company’s unaudited consolidated statement of operations include the impact of several significant one-time items. See Overview within Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
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
The effectiveness of our internal control over financial reporting as of September 30, 2020, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There have been no significant changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting despite most of our staff working remotely due to the COVID-19 pandemic.
ITEM 9B.    Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2020, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.
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
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements in Item 8—Financial Statements and Supplementary Data of this report.
2.Consolidated Financial Statement Schedules
None.
3.The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index herein.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	5/10/2016

3.1	Sixth Amended and Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.2	1/29/2015

3.2	Certificate of Correction of the Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	2/27/2015

3.3	Amended and Restated Bylaws of Visa Inc.	10-Q	001-33977	3.3	7/31/2020

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.4	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.5	Form of 2.200% Senior Note due 2020	8-K	001-33977	4.3	12/14/2015

4.6	Form of 2.150% Senior Note due 2022	8-K	001-33977	4.1	9/11/2017

4.7	Form of 2.800% Senior Note due 2022	8-K	001-33977	4.4	12/14/2015

4.8	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.9	Form of 0.750% Senior Note due 2027	8-K	001-33977	4.1	8/17/2020

4.10	Form of 1.900% Senior Note due 2027	8-K	001-33977	4.1	4/2/2020

4.11	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.12	Form of 2.050% Senior Note due 2030	8-K	001-33977	4.2	4/2/2020

4.13	Form of 1.100% Senior Note due 2031	8-K	001-33977	4.2	8/17/2020

4.14	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.15	Form of 2.700% Senior Note due 2040	8-K	001-33977	4.3	4/2/2020

4.16	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.17	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.18	Form of 2.000% Senior Note due 2050	8-K	001-33977	4.3	8/17/2020

4.19	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.20	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.21	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

4.22	Description of Securities	10-K	001-33977	4.16	11/13/2019

10.1	Form of Indemnity Agreement	10-Q	001-33977	10.1	1/31/2020

10.2	Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.	S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.5	Five Year Revolving Credit Agreement, amended and restated as of July 25, 2019, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #	10-K	001-33977	10.5	11/13/2019

10.6	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.18	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.19	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.20*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.21*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.22*	Visa Inc. 2007 Equity Incentive Compensation Plan, as amended and restated as of February 3, 2016	DEFA 14A	001-33977	Annex A	1/12/2016

10.23*	Visa Inc. Incentive Plan, as amended and restated as of February 3, 2016	DEF 14A	001-33977	Annex B	12/11/2015

10.24*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.25*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.26*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.27*	Visa Inc. Executive Severance Plan, effective as of November 3, 2010	8-K	001-33977	10.1	11/9/2010

10.28*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.29*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.1	1/30/2014

10.30*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.33*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.45	11/21/2014

10.34*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.2	1/28/2016

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.3	1/28/2016

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.1	1/31/2019

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.2	1/31/2019

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.3	1/31/2019

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.4	1/31/2019

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.5	1/31/2019

10.42*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.6	1/31/2019

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.7	1/31/2019

10.44*	Form of Letter Agreement relating to Visa Inc. Executive Severance Plan	8-K	001-33977	10.2	11/9/2010

10.45*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.46+	Offer Letter, dated July 18, 2019, between Visa Inc. and Paul D. Fabara

10.47*	Amended and Restated Aircraft Time Sharing Agreement, effective November 1, 2019, between Visa Inc. and Alfred F. Kelly, Jr.	10-K	001-33977	10.48	11/13/2019

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

VISA INC.

By:	/s/ Alfred F. Kelly, Jr.
Name:	Alfred F. Kelly, Jr.
Title:	Chairman and Chief Executive Officer
Date:	November 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alfred F. Kelly, Jr.	Chairman and Chief Executive Officer, and Director	November 19, 2020
Alfred F. Kelly, Jr.	(Principal Executive Officer)

/s/ Vasant M. Prabhu	Vice Chairman and Chief Financial Officer	November 19, 2020
Vasant M. Prabhu	(Principal Financial Officer)

/s/ James H. Hoffmeister	Global Corporate Controller and Chief Accounting Officer	November 19, 2020
James H. Hoffmeister	(Principal Accounting Officer)

/s/ John F. Lundgren	Lead Independent Director	November 19, 2020
John F. Lundgren

/s/ Lloyd A. Carney	Director	November 19, 2020
Lloyd A. Carney

/s/ Mary B. Cranston	Director	November 19, 2020
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 19, 2020
Francisco Javier Fernández-Carbajal

/s/ Ramon Laguarta	Director	November 19, 2020
Ramon Laguarta

/s/ Robert W. Matschullat	Director	November 19, 2020
Robert W. Matschullat

/s/ Denise M. Morrison	Director	November 19, 2020
Denise M. Morrison

/s/ Suzanne Nora Johnson	Director	November 19, 2020
Suzanne Nora Johnson

/s/ John A. C. Swainson	Director	November 19, 2020
John A. C. Swainson

/s/ Maynard G. Webb, Jr.	Director	November 19, 2020
Maynard G. Webb, Jr.