Form 10-Q
period 2020-12-31
VISA INC.
filed 2021-01-29
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of January 22, 2021, there were 1,696,113,603 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,685,736 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2020	September 30, 2020
	(in millions, except par value data)
Assets
Cash and cash equivalents	$15,032	$16,289
Restricted cash equivalents—U.S. litigation escrow	894	901
Investment securities	3,009	3,752
Settlement receivable	1,596	1,264
Accounts receivable	1,746	1,618
Customer collateral	1,993	1,850
Current portion of client incentives	1,281	1,214
Prepaid expenses and other current assets	729	757
Total current assets	26,280	27,645
Investment securities	161	231
Client incentives	3,192	3,175
Property, equipment and technology, net	2,713	2,737
Goodwill	16,121	15,910
Intangible assets, net	28,593	27,808
Other assets	3,366	3,413
Total assets	$80,426	$80,919
Liabilities
Accounts payable	$131	$174
Settlement payable	2,048	1,736
Customer collateral	1,993	1,850
Accrued compensation and benefits	600	821
Client incentives	4,479	4,176
Accrued liabilities	2,230	1,840
Current maturities of debt	—	2,999
Accrued litigation	909	914
Total current liabilities	12,390	14,510
Long-term debt	21,055	21,071
Deferred tax liabilities	5,343	5,237
Other liabilities	3,959	3,891
Total liabilities	42,747	44,709
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, less than one shares issued and outstanding at December 31, 2020 and September 30, 2020 (the “series A preferred stock”)	1,049	2,437
Series B convertible participating preferred stock, 2 shares issued and outstanding at December 31, 2020 and September 30, 2020 (the “UK&I preferred stock”)	1,097	1,106
Series C convertible participating preferred stock, 3 shares issued and outstanding at December 31, 2020 and September 30, 2020 (the “Europe preferred stock”)	1,537	1,543
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,696 and 1,683 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2020 and September 30, 2020	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 11 shares issued and outstanding at December 31, 2020 and September 30, 2020	—	—
Right to recover for covered losses	(34)	(39)
Additional paid-in capital	18,063	16,721
Accumulated income	14,813	14,088
Accumulated other comprehensive income (loss), net:
Investment securities	2	3
Defined benefit pension and other postretirement plans	(194)	(196)
Derivative instruments	(538)	(291)
Foreign currency translation adjustments	1,884	838
Total accumulated other comprehensive income (loss), net	1,154	354
Total equity	37,679	36,210
Total liabilities and equity	$80,426	$80,919
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
	(in millions, except per share data)
Net revenues	$5,687	$6,054

Operating Expenses
Personnel	981	982
Marketing	205	274
Network and processing	173	181
Professional fees	83	106
Depreciation and amortization	197	182
General and administrative	203	313
Litigation provision	1	—
Total operating expenses	1,843	2,038
Operating income	3,844	4,016

Non-operating Income (Expense)
Interest expense, net	(136)	(111)
Investment income and other	40	69
Total non-operating income (expense)	(96)	(42)
Income before income taxes	3,748	3,974
Income tax provision	622	702
Net income	$3,126	$3,272

Basic Earnings Per Share
Class A common stock	$1.42	$1.46
Class B common stock	$2.31	$2.37
Class C common stock	$5.69	$5.85

Basic Weighted-average Shares Outstanding
Class A common stock	1,694	1,713
Class B common stock	245	245
Class C common stock	11	11

Diluted Earnings Per Share
Class A common stock	$1.42	$1.46
Class B common stock	$2.31	$2.37
Class C common stock	$5.68	$5.84

Diluted Weighted-average Shares Outstanding
Class A common stock	2,200	2,240
Class B common stock	245	245
Class C common stock	11	11
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
	(in millions)
Net income	$3,126	$3,272
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	(1)	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(1)	(1)
Income tax effect	1	—
Reclassification adjustments	3	4
Income tax effect	(1)	(1)
Derivative instruments:
Net unrealized gain (loss)	(297)	(188)
Income tax effect	63	39
Reclassification adjustments	(18)	(2)
Income tax effect	5	1
Foreign currency translation adjustments	1,046	483
Other comprehensive income (loss), net of tax	800	335
Comprehensive income	$3,926	$3,607

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended December 31, 2020
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
			(in millions, except per share data)
Balance as of September 30, 2020	—	(1)	2	3	1,683		245	11		$5,086	$(39)	$16,721	$14,088	$354	$36,210
Net income													3,126		3,126
Other comprehensive income (loss), net of tax														800	800
Comprehensive income															3,926
Adoption of new accounting standards													3		3
VE territory covered losses incurred											(10)				(10)
Recovery through conversion rate adjustment										(15)	15				—
Conversion of series A preferred stock upon sales into public market	—	(1)			20					(1,388)		1,388			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Vesting of restricted stock and performance-based shares					3										—
Share-based compensation, net of forfeitures												122			122
Restricted stock and performance-based shares settled in cash for taxes					(1)							(134)			(134)
Cash proceeds from issuance of class A common stock under employee equity plans					—	(1)						61			61
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock													(703)		(703)
Repurchase of class A common stock					(9)							(95)	(1,701)		(1,796)
Balance as of December 31, 2020	—	(1)	2	3	1,696		245	11		$3,683	$(34)	$18,063	$14,813	$1,154	$37,679
(1)Increase, decrease or balance is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended December 31, 2019
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2019	2	3	1,718	245	11		$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
Net income										3,272		3,272
Other comprehensive income (loss), net of tax											335	335
Comprehensive income												3,607
Adoption of new accounting standards										25	(25)	—
VE territory covered losses incurred								(4)				(4)
Conversion of class C common stock upon sales into public market			1		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures									116			116
Restricted stock and performance-based shares settled in cash for taxes			(1)						(147)			(147)
Cash proceeds from issuance of class A common stock under employee equity plans			1						55			55
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock										(671)		(671)
Repurchase of class A common stock			(13)						(141)	(2,229)		(2,370)
Balance as of December 31, 2019	2	3	1,709	245	11		$5,462	$(175)	$16,424	$13,899	$(340)	$35,270
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
	(in millions)
Operating Activities
Net income	$3,126	$3,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	1,858	1,748
Share-based compensation	122	116
Depreciation and amortization of property, equipment, technology and intangible assets	197	182
Deferred income taxes	5	(47)
VE territory covered losses incurred	(10)	(4)
Other	25	(50)
Change in operating assets and liabilities:
Settlement receivable	(244)	(183)
Accounts receivable	(108)	(107)
Client incentives	(1,485)	(1,943)
Other assets	235	123
Accounts payable	(39)	(12)
Settlement payable	194	218
Accrued and other liabilities	(357)	136
Accrued litigation	(6)	426
Net cash provided by (used in) operating activities	3,513	3,875
Investing Activities
Purchases of property, equipment and technology	(160)	(191)
Investment securities:
Purchases	(1,315)	(400)
Proceeds from maturities and sales	2,163	1,202
Acquisitions, net of cash acquired	(75)	(77)
Purchases of / contributions to other investments	(18)	(9)
Other investing activities	44	37
Net cash provided by (used in) investing activities	639	562
Financing Activities
Repurchase of class A common stock	(1,796)	(2,370)
Repayments of debt	(3,000)	—
Dividends paid	(703)	(671)
Cash proceeds from issuance of class A common stock under employee equity plans	61	55
Restricted stock and performance-based shares settled in cash for taxes	(134)	(147)
Net cash provided by (used in) financing activities	(5,572)	(3,133)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	304	127
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,116)	1,431
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	19,171	10,832
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$18,055	$12,263
Supplemental Disclosure
Cash paid for income taxes, net	$252	$345
Interest payments on debt	$281	$234
Accruals related to purchases of property, equipment and technology	$13	$66

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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2020 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented.
Use of estimates. The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the unaudited consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates. The worldwide spread of coronavirus (“COVID-19”) has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2016-13, which requires the measurement and recognition of expected credit losses for financial assets and certain other instruments held at amortized cost. The Company adopted the standard effective October 1, 2020 using the modified retrospective transition method with comparative periods continuing to be reported using the previous applicable guidance. The adoption did not have a material impact on the consolidated financial statements.
In accordance with ASU 2016-13, the Company uses a forward-looking expected credit loss model for financial instruments measured at amortized cost. For available-for-sale debt securities, when credit loss indicators exist and a discounted cash flow approach results in a credit loss, the credit loss will be recorded through an allowance rather

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
than through an other-than-temporary impairment. In addition to recording the fair value of its settlement indemnification liability, under the new standard, the Company estimates expected credit losses and recognizes an allowance for those credit losses related to its settlement indemnification obligations.
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, which is Step 1 of the goodwill impairment test. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the standard effective October 1, 2020. The adoption had no impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The Company adopted this standard effective October 1, 2020. The adoption did not have a material impact on the consolidated financial statements.
Note 2—Acquisitions
Terminated Acquisition. On January 12, 2021, Visa and Plaid Inc. mutually terminated their merger agreement announced on January 13, 2020. See Note 13—Legal Matters.
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Service revenues	$2,677	$2,555
Data processing revenues	3,033	2,864
International transaction revenues	1,451	2,018
Other revenues	384	365
Client incentives	(1,858)	(1,748)
Net revenues	$5,687	$6,054

	Three Months Ended December 31,
	2020	2019
	(in millions)
U.S.	$2,667	$2,717
International	3,020	3,337
Net revenues	$5,687	$6,054
At December 31, 2020 and September 30, 2020, deferred revenue included in accrued liabilities on the consolidated balance sheets was $668 million and $533 million, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31, 2020	September 30, 2020
	(in millions)
Cash and cash equivalents	$15,032	$16,289
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	894	901
Customer collateral	1,993	1,850
Prepaid expenses and other current assets	136	131
Cash, cash equivalents, restricted cash and restricted cash equivalents	$18,055	$19,171
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
The following table sets forth the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Balance at beginning of period	$901	$1,205
Return of takedown payment to the litigation escrow account	—	467
Payments to opt-out merchants(1) and interest earned on escrow funds	(7)	(38)
Balance at end of period	$894	$1,634
(1)These payments are associated with the Interchange Multidistrict Litigation. See Note 13—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the “VE territory covered litigation”). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the “VE territory covered losses”) through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. VE territory covered losses are recorded in “right to recover for covered losses” within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity is then recorded against the book value of the preferred stock within stockholders’ equity. During the three months ended December 31, 2020, the Company recovered $15 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity during the three months ended December 31, 2020.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2020	$1,106	$1,543	$(39)
VE territory covered losses incurred(1)	—	—	(10)
Recovery through conversion rate adjustment	(9)	(6)	15
Balance as of December 31, 2020	$1,097	$1,537	$(34)
(1)VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 13—Legal Matters.
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
UK&I preferred stock	$3,455	$1,097	$3,168	$1,106
Europe preferred stock	4,732	1,537	4,331	1,543
Total	8,187	2,634	7,499	2,649
Less: right to recover for covered losses	(34)	(34)	(39)	(39)
Total recovery for covered losses available	$8,153	$2,600	$7,460	$2,610
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of December 31, 2020; (b) 6.368 and 6.853, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of December 31, 2020, respectively; and (c) $218.73, Visa’s class A common stock closing stock price as of December 31, 2020.
(3)The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of September 30, 2020; (b) 6.387 and 6.861, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of September 30, 2020, respectively; and (c) $199.97, Visa’s class A common stock closing stock price as of September 30, 2020.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2020
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$10,512	$12,522	$—	$—
U.S. government-sponsored debt securities	—	—	850	1,469
U.S. Treasury securities	2,050	650	—	—
Investment securities:
Marketable equity securities	184	148	—	—
U.S. government-sponsored debt securities	—	—	1,684	2,582
U.S. Treasury securities	1,302	1,253	—	—
Other current and non-current assets:
Money market funds	2	—	—	—
Derivative instruments	—	—	381	512
Total	$14,050	$14,573	$2,915	$4,563
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$169	$135	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	355	181
Total	$169	$135	$355	$181
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
U.S. government-sponsored debt securities and U.S. Treasury securities. As of December 31, 2020 and September 30, 2020, the Company held $3.0 billion and $3.8 billion of these investment securities, respectively. All of the Company’s long-term available-for-sale investment securities are due within one to five years.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
During the three months ended December 31, 2020 and 2019, upward adjustments of $14 million and $9 million, respectively, were included in the carrying value of non-marketable equity securities accounted for under the fair value measurement alternative. The three months ended December 31, 2020 also included downward adjustments of $2 million. During the three months ended December 31, 2020 and 2019, there was no impairment recognized. The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of December 31, 2020 including cumulative unrealized gains and losses:

December 31, 2020
(in millions)
Initial cost basis	$849
Adjustments:
Upward adjustments	226
Downward adjustments (including impairment)	(13)
Carrying amount, end of period	$1,062
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2020, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at December 31, 2020.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s unaudited consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of December 31, 2020, the carrying value and estimated fair value of debt was $21.1 billion and $23.8 billion, respectively. As of September 30, 2020, the carrying value and estimated fair value of debt was $24.1 billion and $26.6 billion, respectively.
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at December 31, 2020, but disclosure of their fair values is required: settlement receivable and payable and customer collateral. The estimated fair value of such instruments at December 31, 2020 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 7—Debt
The Company had outstanding debt as follows:

	December 31, 2020	September 30, 2020	Effective Interest Rate(1)
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$—	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Total debt	21,000	24,000
Unamortized discounts and debt issuance costs	(173)	(178)
Hedge accounting fair value adjustments(2)	228	248
Total carrying value of debt	$21,055	$24,070

Reported as:
Current maturities of debt	$—	$2,999
Long-term debt	21,055	21,071
Total carrying value of debt	$21,055	$24,070
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the change in fair value of interest rate swap agreements entered into on a portion of outstanding senior notes.
Senior Notes
During the three months ended December 31, 2020, the Company repaid $3.0 billion of principal upon maturity of its senior notes due December 14, 2020.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the three months ended December 31, 2020, the Company’s maximum daily settlement exposure was $97.5 billion and the average daily settlement exposure was $61.2 billion.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At December 31, 2020 and September 30, 2020, the Company held the following collateral to manage settlement exposure:

	December 31, 2020	September 30, 2020
	(in millions)
Restricted cash and restricted cash equivalents	$1,993	$1,850
Pledged securities at market value	282	228
Letters of credit	1,377	1,306
Guarantees	714	717
Total	$4,366	$4,101
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	December 31, 2020					September 30, 2020
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rates)
Series A preferred stock	—	(2)	100.0000		15	—	(2)	100.0000		35
UK&I preferred stock	2		6.3680		16	2		6.3870		16
Europe preferred stock	3		6.8530		22	3		6.8610		22
Class A common stock(3)	1,696		—		1,696	1,683		—		1,683
Class B common stock	245		1.6228	(4)	398	245		1.6228	(4)	398
Class C common stock	11		4.0000		43	11		4.0000		43
Total					2,190					2,197
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before December 31, 2020 and September 30, 2020.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the reduction in as-converted UK&I and Europe preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments in the three months ended December 31, 2020. There were no conversion rate adjustments in the three months ended December 31, 2019.

	Three Months Ended December 31, 2020
	UK&I		Europe
	(in millions, except per share data)
Reduction in equivalent number of as-converted shares of class A common stock	—	(1)	—	(1)
Effective price per share(2)	$209.89		$209.89
Recovery through conversion rate adjustment	$9		$6
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
Common stock repurchases. The following table presents share repurchases in the open market for the following periods:

	Three Months Ended December 31,
	2020	2019
	(in millions, except per share data)
Shares repurchased in the open market(1)	9	13
Average repurchase price per share(2)	$201.73	$179.27
Total cost(2)	$1,796	$2,370
(1)Shares repurchased in the open market reflect repurchases that settled during the three months ended December 31, 2020 and 2019. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost is calculated based on unrounded numbers.
In January 2020, the Company’s board of directors authorized a $9.5 billion share repurchase program (the “January 2020 Program”) and in January 2021, authorized an additional $8.0 billion share purchase program. These authorizations have no expiration date. As of December 31, 2020, the Company’s January 2020 Program had remaining authorized funds of $3.7 billion. All share repurchase programs authorized prior to January 2020 have been completed.
Dividends. On January 26, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, UK&I and Europe preferred stock on an as-converted basis), which will be paid on March 1, 2021, to all holders of record as of February 12, 2021. During the three months ended December 31, 2020 and 2019, the Company declared and paid dividends of $703 million and $671 million, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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
The following table presents earnings per share for the three months ended December 31, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,410	1,694	$1.42	$3,126	2,200	(3)	$1.42
Class B common stock	567	245	$2.31	$566	245		$2.31
Class C common stock	61	11	$5.69	$61	11		$5.68
Participating securities(4)	88	Not presented	Not presented	$89	Not presented		Not presented
Net income	$3,126

The following table presents earnings per share for the three months ended December 31, 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,506	1,713	$1.46	$3,272	2,240	(3)	$1.46
Class B common stock	583	245	$2.37	$582	245		$2.37
Class C common stock	65	11	$5.85	$65	11		$5.84
Participating securities(4)	118	Not presented	Not presented	$117	Not presented		Not presented
Net income	$3,272

(1)Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million for the three months ended December 31, 2020 and 2019. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 43 million and 44 million for the three months ended December 31, 2020 and 2019, respectively. The weighted-average number of shares of preferred stock included within participating securities was 21 million of as-converted series A preferred stock for the three months ended December 31, 2020, 16 million and 32 million of as-converted UK&I preferred stock for the three months ended December 31, 2020 and 2019, respectively, and 22 million and 44 million of as-converted Europe preferred stock for the three months ended December 31, 2020 and 2019, respectively.
(2)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes common stock equivalents of 3 million for the three months ended December 31, 2020 and 2019, because their effect would have been dilutive. The computation excludes common stock equivalents of 1 million for the three months ended December 31, 2020 and 2019, because their effect would have been anti-dilutive.
(4)Participating securities include preferred stock outstanding and unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, such as the Company’s series A preferred stock, UK&I and Europe preferred stock and restricted stock units. Participating securities’ income is allocated based on the weighted-average number of shares of as-converted stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the three months ended December 31, 2020:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,022,430	$39.51	$207.57
Restricted stock units	2,108,933	$207.52
Performance-based shares(1)	432,714	$229.81
(1)Represents the maximum number of performance-based shares which could be earned.
For the three months ended December 31, 2020 and 2019, the Company recorded share-based compensation cost related to the EIP of $116 million and $111 million, respectively, net of estimated forfeitures.

On January 26, 2021, the EIP was amended to extend the termination date from January 31, 2022 to January 26, 2031 and reduce the number of shares authorized for grant from 236 million to 198 million. Additionally, shares available for grant may be either unissued or previously issued shares subsequently acquired by the Company, except that shares withheld for taxes, or shares used to pay the exercise or purchase price of an award, shall not again be available for future grant.
Note 12—Income Taxes
For the three months ended December 31, 2020 and 2019, the effective income tax rates were 17% and 18%, respectively. The difference in the effective tax rates between the three-month periods was primarily due to an $81 million tax benefit recognized during the three months ended December 31, 2020 as a result of the conclusion of audits by taxing authorities.
During the three months ended December 31, 2020, the Company’s gross and net unrecognized tax benefits decreased by $6 million and $49 million, respectively. The decrease in unrecognized tax benefits is primarily due to the recognition of previously unrecognized tax benefits as a result of the conclusion of audits by taxing authorities, partially offset by increases in gross timing differences as well as various tax positions across several jurisdictions. During the three months ended December 31, 2020 and 2019, there were no significant changes in accrued interest and penalties related to uncertain tax positions.
The Company’s tax filings are subject to examination by U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
In September 2020, the Company accepted a settlement offer related to the examination of Canadian tax returns dating back to fiscal 2003, which was subject to approval by the Tax Court of Canada. On January 21, 2021, the Tax Court of Canada approved the settlement agreement related to the examination. The Company’s income tax provision was already adjusted to reflect the estimated impact of the settlement in fiscal 2020.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The litigation accrual is an estimate and is based on management’s understanding of the Company’s litigation profile, the specifics of each case, advice of counsel to the extent appropriate and management’s best estimate of incurred loss as of the balance sheet date.
The following table summarizes the activity related to accrued litigation:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Balance at beginning of period	$914	$1,203
Provision for uncovered legal matters	1	—
Provision for covered legal matters	10	1
Reestablishment of prior accrual related to interchange multidistrict litigation	—	467
Payments for legal matters	(16)	(42)
Balance at end of period	$909	$1,629
Accrual Summary—U.S. Covered Litigation
Visa Inc., Visa U.S.A. and Visa International are parties to certain legal proceedings that are covered by the U.S. retrospective responsibility plan, which the Company refers to as the U.S. covered litigation. An accrual for the U.S. covered litigation and a charge to the litigation provision are recorded when a loss is deemed to be probable and reasonably estimable. In making this determination, the Company evaluates available information, including but not limited to actions taken by the Company’s litigation committee. The total accrual related to the U.S. covered litigation could be either higher or lower than the escrow account balance. See further discussion below under U.S. Covered Litigation and Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table summarizes the accrual activity related to U.S. covered litigation:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Balance at beginning of period	$888	$1,198
Reestablishment of prior accrual related to interchange multidistrict litigation	—	467
Payments for U.S. covered litigation	(7)	(41)
Balance at end of period	$881	$1,624
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the accrual activity related to VE territory covered litigation:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Balance at beginning of period	$21	$5
Provision for VE territory covered litigation	10	1
Payments for VE territory covered litigation	(9)	(1)
Balance at end of period	$22	$5
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions

On December 18, 2020, the plaintiffs purporting to act on behalf of the putative Injunctive Relief Class moved for class certification.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 40% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 650 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Germany, Belgium and Poland primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa Europe, Visa Inc. and other Visa subsidiaries have settled the claims asserted by over 100 Merchants, leaving more than 500 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.

With regard to the claim asserted by one Merchant, trial before the UK Competition Appeal Tribunal to determine the lawful amount, if any, the plaintiff may be entitled to recover is set for June 2022. Other plaintiffs, whose claims were stayed pending the Supreme Court of the United Kingdom's judgment, are moving their claims forward, mostly before the UK Competition Appeal Tribunal.
Other Litigation
EMV Chip Liability Shift
On January 19, 2021, the U.S. Court of Appeals for the Second Circuit denied defendants’ request to appeal the district court’s decision granting plaintiffs’ motion for class certification.
Euronet Litigation
In the claim by Euronet 360 Finance Limited, Euronet Polska Spolka z.o.o. and Euronet Services spol. s.r.o., trial has been set for January 2023.
Plaid Inc. Acquisition
On January 12, 2021, the case filed by the U.S. Department of Justice against Visa and Plaid was dismissed.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
German ATM Litigation
In December 2020 and January 2021, six savings banks and cooperative banks filed claims in Germany against Visa Europe Ltd. challenging Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals with a credit card as anti-competitive. No damages are currently sought. On December 24, 2020, 275 German savings banks initiated conciliation proceedings against Visa Europe Ltd., Visa Europe Services, LLC., and Visa Europe Services, Inc. asserting claims related to the same rules.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a review of the results of operations, financial condition and the liquidity and capital resources of Visa Inc. and its subsidiaries (“Visa,” “we,” “us,” “our” or the “Company”) on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1—Financial Statements of this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows as a result of the coronavirus (“COVID-19”); prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2020 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. Our as-reported U.S. GAAP and non-GAAP net income and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2020	2019	% Change(1)
	(in millions, except percentages and per share data)
Net income, as reported	$3,126	$3,272	(4)%
Diluted earnings per share, as reported	$1.42	$1.46	(3)%
Non-GAAP net income(2)	$3,125	$3,272	(4)%
Non-GAAP diluted earnings per share(2)	$1.42	$1.46	(3)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our non-GAAP financial results, see tables in Non-GAAP financial results below.
Coronavirus. COVID-19 continues to have an impact globally. While we have been actively monitoring the worldwide spread of COVID-19, the extent to which COVID-19 will ultimately impact our business remains difficult to predict. Our priority remains the safety of our employees, clients and the communities in which we live and operate. We are taking a measured approach in bringing our employees back in the office, with most of our employees currently working remotely. We continue to remain in close and regular contact with our employees, clients, partners and with governments globally to help them navigate these challenging times.

Revenues in the first quarter of fiscal 2021 were at varying stages of recovery. During the quarter, there was year-over-year growth in payments volume and processed transactions. While cross-border volume did improve during the quarter, it remains depressed as the majority of borders remain closed. Although we have taken measures to modify our business practices and reduce operating expenses, including scaling back hiring plans, restricting travel, lowering marketing spend and the use of external resources, the impact that COVID-19 will have on our business remains difficult to predict due to numerous uncertainties, including the transmissibility, severity and duration of the outbreak, the effectiveness of social distancing measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, the development and availability of effective treatments or vaccines, and the impact to our employees and our operations, the business of our clients, supplier and business partners, and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30 2020, filed with the SEC on November 19, 2020. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first quarter of fiscal 2021. Net revenues for the three months ended December 31, 2020 were $5.7 billion, and decreased 6% over the prior-year comparable period, driven by the year-over-year changes in cross-border volume, which were impacted by the spread of COVID-19 globally starting in the latter part of March 2020, and higher client incentives. The decrease in net revenues were partially offset by growth in nominal payments volume and processed transactions. Exchange rate movements in the three months ended December 31, 2020, as partially mitigated by our hedging program, positively impacted our net revenues by approximately one half of a percentage point.
Total operating expenses for the three months ended December 31, 2020 were $1.8 billion, and decreased 10% over the prior-year comparable period, on both a GAAP and non-GAAP basis, driven by our overall cost reduction strategy.
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
Non-GAAP operating expense, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP financial measures for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,843	$(96)	$622	16.6%	$3,126	$1.42
(Gains) Losses on equity investments, net	—	(16)	(4)		(12)	(0.01)
Amortization of acquired intangible assets	(12)	—	3		9	—
Acquisition-related costs	(3)	—	1		2	—
Non-GAAP	$1,828	$(112)	$622	16.6%	$3,125	$1.42

	Three Months Ended December 31, 2019
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,038	$(42)	$702	17.7%	$3,272	$1.46
(Gains) Losses on equity investments, net	—	(13)	(3)		(10)	—
Amortization of acquired intangible assets	(11)	—	3		8	—
Acquisition-related costs	(2)	—	—		2	—
Non-GAAP	$2,025	$(55)	$702	17.7%	$3,272	$1.46
(1)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.

Common stock repurchases. In January 2020, our board of directors authorized a $9.5 billion share repurchase program (the “January 2020 Program”). During the three months ended December 31, 2020, we repurchased 9 million shares of our class A common stock in the open market for $1.8 billion. As of December 31, 2020, our January 2020 Program had remaining authorized funds of $3.7 billion. In January 2021, our board of directors authorized an additional $8.0 billion share repurchase program. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Acquisition. On January 12, 2021, Visa and Plaid Inc. mutually terminated their merger agreement announced on January 13, 2020. See Note 2—Acquisitions and Note 13—Legal Matters to our unaudited consolidated financial statements.
Payments volume and processed transactions. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues.
Nominal payments volume growth in the U.S. for the three months ended September 30, 2020(1) was 7%, while nominal international payments volume growth was negatively impacted by movements in U.S. dollar exchange rates. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth for the three months ended September 30, 2020 was 1%. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments, partially offset by the impact of COVID-19.
The following table presents nominal payments and cash volume:

	United States			International			Visa Inc.
	Three Months Ended September 30,(1)			Three Months Ended September 30,(1)			Three Months Ended September 30,(1)
	2020	2019	% Change(2)	2020	2019	% Change(2)	2020	2019	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$378	$405	(7)%	$573	$646	(11)%	$951	$1,051	(10)%
Consumer debit(3)	555	446	25%	584	501	17%	1,140	947	20%
Commercial(4)	164	170	(4)%	94	101	(7)%	258	271	(5)%
Total nominal payments volume(2)	$1,097	$1,021	7%	$1,252	$1,248	—%	$2,349	$2,269	4%
Cash volume	165	148	12%	481	566	(15)%	646	714	(10)%
Total nominal volume(2),(5)	$1,262	$1,168	8%	$1,733	$1,814	(5)%	$2,995	$2,983	—%

The following table presents nominal and constant payments and cash volume growth:

	International		Visa Inc.
	Three Months Ended September 30, 2020 vs. 2019(1),(2)		Three Months Ended September 30, 2020 vs. 2019(1),(2)
	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	(11)%	(10)%	(10)%	(9)%
Consumer debit growth(3)	17%	17%	20%	21%
Commercial growth(4)	(7)%	(5)%	(5)%	(4)%
Total payments volume growth(2)	—%	1%	4%	4%
Cash volume growth	(15)%	(10)%	(10)%	(5)%
Total volume growth(2)	(5)%	(2)%	—%	2%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2020 and 2019 were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2020 and 2019, respectively.
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
The following table provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended December 31,
	2020	2019	% Change(1)
	(in millions, except percentages)
Visa processed transactions	39,213	37,775	4%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended December 31,
	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,667	$2,717	$(50)	(2)%
International	3,020	3,337	(317)	(9)%
Net revenues	$5,687	$6,054	$(367)	(6)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues decreased primarily due to the year-over-year changes in cross-border volume, which were impacted by COVID-19 starting in the latter part of March 2020, and higher client incentives. The decrease in net revenues was partially offset by growth in nominal payments volume and processed transactions.

Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. Exchange rate movements in the three months ended December 31, 2020, as partially mitigated by our hedging program, positively impacted our net revenues by approximately one half of a percentage point.
The following table sets forth the components of our net revenues:

	Three Months Ended December 31,
	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,677	$2,555	$122	5%
Data processing revenues	3,033	2,864	169	6%
International transaction revenues	1,451	2,018	(567)	(28)%
Other revenues	384	365	19	5%
Client incentives	(1,858)	(1,748)	(110)	6%
Net revenues	$5,687	$6,054	$(367)	(6)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 4% growth in nominal payments volume. Service revenues were also impacted by select pricing modifications and business mix.
•Data processing revenues increased mainly due to overall growth in processed transactions of 4% and growth in value added services.
•International transaction revenues decreased due to a 32% decline in nominal cross-border volumes, excluding transactions within Europe, as COVID-19 spread globally starting in the latter part of March 2020. International transaction revenues were also impacted by fluctuations in the volatility of a broad range of currencies and business mix.
•Other revenues increased primarily due to higher consulting and marketing related fees and other value added services revenues.
•Client incentives increased in correlation with the increase in payments volumes. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.
Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended December 31,
	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$981	$982	$(1)	—%
Marketing	205	274	(69)	(25)%
Network and processing	173	181	(8)	(4)%
Professional fees	83	106	(23)	(21)%
Depreciation and amortization	197	182	15	8%
General and administrative	203	313	(110)	(35)%
Litigation provision	1	—	1	165%
Total operating expenses	$1,843	$2,038	$(195)	(10)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•Marketing expenses decreased reflecting our overall cost reduction strategy.
•Professional fees decreased reflecting our overall cost reduction strategy.
•Depreciation and amortization expenses increased primarily due to additional depreciation and amortization from our on-going investments, including acquisitions.
•General and administrative expenses decreased primarily due to travel restrictions, lower product enhancements costs and our overall cost reduction strategy.
Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	Three Months Ended December 31,
	2020	2019	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(136)	$(111)	$(25)	23%
Investment income and other	40	69	(29)	(43)%
Total non-operating income (expense)	$(96)	$(42)	$(54)	130%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense, net increased primarily as a result of the issuance of debt in fiscal 2020.
•Investment income and other decreased primarily due to lower interest income on our cash and investments.
Effective Income Tax Rate
The following table sets forth our effective income tax rate:

	Three Months Ended December 31,
	2020	2019	Change
Effective income tax rate	17%	18%	(1)%
The difference in the effective tax rates between the three months ended December 31, 2020 and 2019 was primarily due to an $81 million tax benefit recognized during the three months ended December 31, 2020 as a result of the conclusion of audits by taxing authorities.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2020	2019
	(in millions)
Total cash provided by (used in):
Operating activities	$3,513	$3,875
Investing activities	639	562
Financing activities	(5,572)	(3,133)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	304	127
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,116)	$1,431
Operating activities. Cash provided by operating activities for the three months ended December 31, 2020 was lower than the prior-year comparable period due to prior-year receipt of the $467 million takedown payment associated with the Interchange Multidistrict Litigation, partially offset by lower client incentives and lower cash paid for taxes.
Investing activities. Cash provided by investing activities for the three months ended December 31, 2020 increased primarily due to higher maturities and sales of investment securities, partially offset by higher purchases of investment securities as compared to the prior-year period.
Financing activities. Cash used in financing activities for the three months ended December 31, 2020 was higher than the prior-year comparable period primarily due to the $3.0 billion principal debt payment upon maturity of our senior notes in December 2020 and higher dividends paid, partially offset by lower share repurchases. See Note 7—Debt and Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2020, except as discussed below.
Common stock repurchases. During the three months ended December 31, 2020, we repurchased 9 million shares of our class A common stock for $1.8 billion. As of December 31, 2020, our January 2020 Program had remaining authorized funds of $3.7 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

Dividends. During the three months ended December 31, 2020, we declared and paid $703 million in dividends to holders of our common and preferred stock. On January 26, 2021, our board of directors declared a cash dividend in the amount of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, UK&I and Europe preferred stock on an as-converted basis), which will be paid on March 1, 2021, to all holders of record as of February 12, 2021. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. In December 2020, a principal payment of $3.0 billion was made on our fixed-rate senior notes issued in December 2015. See Note 7—Debt to our unaudited consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments in the ASU are effective on October 1, 2021. The adoption is not expected to have a material impact on our consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amendments in the ASU are effective on October 1, 2021. The adoption is not expected to have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. Subsequently, the FASB also issued an amendment to this standard. The amendments in the ASU are effective upon issuance through December 31, 2022. We are evaluating the effect ASU 2020-04 and its subsequent amendment will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks since September 30, 2020.

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
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on November 19, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
October 1 - 31, 2020	3	$194.89	3	$4,739
November 1 - 30, 2020	3	$202.30	3	$4,264
December 1 - 31, 2020	3	$210.45	3	$3,624
Total	9	$202.30	9
(1)The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.
(2)Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2020 and 2021, our board of directors authorized a share repurchase program for $9.5 billion and $8.0 billion, respectively. These authorizations have no expiration date.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

3.1	Seventh Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	1/27/2021

3.2	Amended and Restated Bylaws of Visa Inc.	8-K	001-33977	3.2	1/27/2021

10.22	Visa Inc. 2007 Equity Incentive Compensation Plan, as amended and restated	8-K	001-33977	10.22	1/27/2021

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	January 29, 2021	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	January 29, 2021	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	January 29, 2021	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)