Form 10-Q
period 2021-03-31
VISA INC.
filed 2021-04-29
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of April 23, 2021, there were 1,691,806,129 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,642,026 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	September 30, 2020
	(in millions, except per share data)
Assets
Cash and cash equivalents	$16,494	$16,289
Restricted cash equivalents—U.S. litigation escrow	894	901
Investment securities	2,058	3,752
Settlement receivable	1,434	1,264
Accounts receivable	1,791	1,618
Customer collateral	2,057	1,850
Current portion of client incentives	1,324	1,214
Prepaid expenses and other current assets	849	757
Total current assets	26,901	27,645
Investment securities	110	231
Client incentives	3,252	3,175
Property, equipment and technology, net	2,684	2,737
Goodwill	15,980	15,910
Intangible assets, net	27,823	27,808
Other assets	3,445	3,413
Total assets	$80,195	$80,919
Liabilities
Accounts payable	$126	$174
Settlement payable	2,000	1,736
Customer collateral	2,057	1,850
Accrued compensation and benefits	794	821
Client incentives	4,760	4,176
Accrued liabilities	2,088	1,840
Current maturities of debt	—	2,999
Accrued litigation	886	914
Total current liabilities	12,711	14,510
Long-term debt	20,974	21,071
Deferred tax liabilities	5,212	5,237
Other liabilities	3,602	3,891
Total liabilities	42,499	44,709
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, less than one shares issued and outstanding at March 31, 2021 and September 30, 2020 (the “series A preferred stock”)	713	2,437
Series B convertible participating preferred stock, 2 shares issued and outstanding at March 31, 2021 and September 30, 2020 (the “UK&I preferred stock”)	1,097	1,106
Series C convertible participating preferred stock, 3 shares issued and outstanding at March 31, 2021 and September 30, 2020 (the “Europe preferred stock”)	1,537	1,543
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,694 and 1,683 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2021 and September 30, 2020	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 11 shares issued and outstanding at March 31, 2021 and September 30, 2020	—	—
Right to recover for covered losses	(41)	(39)
Additional paid-in capital	18,505	16,721
Accumulated income	15,513	14,088
Accumulated other comprehensive income (loss), net:
Investment securities	1	3
Defined benefit pension and other postretirement plans	(192)	(196)
Derivative instruments	(310)	(291)
Foreign currency translation adjustments	873	838
Total accumulated other comprehensive income (loss), net	372	354
Total equity	37,696	36,210
Total liabilities and equity	$80,195	$80,919
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions, except per share data)
Net revenues	$5,729	$5,854	$11,416	$11,908

Operating Expenses
Personnel	1,114	940	2,095	1,922
Marketing	206	235	411	509
Network and processing	179	183	352	364
Professional fees	82	103	165	209
Depreciation and amortization	201	192	398	374
General and administrative	363	269	566	582
Litigation provision	3	8	4	8
Total operating expenses	2,148	1,930	3,991	3,968
Operating income	3,581	3,924	7,425	7,940

Non-operating Income (Expense)
Interest expense, net	(121)	(118)	(257)	(229)
Investment income and other	168	23	208	92
Total non-operating income (expense)	47	(95)	(49)	(137)
Income before income taxes	3,628	3,829	7,376	7,803
Income tax provision	602	745	1,224	1,447
Net income	$3,026	$3,084	$6,152	$6,356

Basic Earnings Per Share
Class A common stock	$1.38	$1.39	$2.80	$2.85
Class B common stock	$2.24	$2.25	$4.55	$4.62
Class C common stock	$5.52	$5.54	$11.22	$11.40

Basic Weighted-average Shares Outstanding
Class A common stock	1,695	1,703	1,695	1,708
Class B common stock	245	245	245	245
Class C common stock	11	11	11	11

Diluted Earnings Per Share
Class A common stock	$1.38	$1.38	$2.80	$2.85
Class B common stock	$2.24	$2.25	$4.54	$4.62
Class C common stock	$5.52	$5.54	$11.20	$11.38

Diluted Weighted-average Shares Outstanding
Class A common stock	2,193	2,228	2,196	2,234
Class B common stock	245	245	245	245
Class C common stock	11	11	11	11
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Net income	$3,026	$3,084	$6,152	$6,356
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	(1)	5	(2)	5
Income tax effect	—	(1)	—	(1)
Reclassification adjustments	—	(2)	—	(2)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(2)	3	(3)	2
Income tax effect	1	(1)	2	(1)
Reclassification adjustments	3	2	6	6
Income tax effect	—	—	(1)	(1)
Derivative instruments:
Net unrealized gain (loss)	280	47	(17)	(141)
Income tax effect	(57)	(8)	6	31
Reclassification adjustments	5	(13)	(13)	(15)
Income tax effect	—	3	5	4
Foreign currency translation adjustments	(1,011)	(139)	35	344
Other comprehensive income (loss), net of tax	(782)	(104)	18	231
Comprehensive income	$2,244	$2,980	$6,170	$6,587

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2021
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of December 31, 2020	—	(1)	2	3	1,696		245	11		$3,683	$(34)	$18,063	$14,813	$1,154	$37,679
Net income													3,026		3,026
Other comprehensive income (loss), net of tax														(782)	(782)
Comprehensive income															2,244
VE territory covered losses incurred											(7)				(7)
Conversion of series A preferred stock upon sales into public market	—	(1)			5					(336)		336			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Vesting of restricted stock and performance-based shares					—	(1)									—
Share-based compensation, net of forfeitures												153			153
Restricted stock and performance-based shares settled in cash for taxes					—	(1)						(6)			(6)
Cash proceeds from issuance of class A common stock under employee equity plans					1							47			47
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock													(701)		(701)
Repurchase of class A common stock					(8)							(88)	(1,625)		(1,713)
Balance as of March 31, 2021	—	(1)	2	3	1,694		245	11		$3,347	$(41)	$18,505	$15,513	$372	$37,696
(1)Increase, decrease or balance is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2021
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2020	—	(1)	2	3	1,683		245	11		$5,086	$(39)	$16,721	$14,088	$354	$36,210
Net income													6,152		6,152
Other comprehensive income (loss), net of tax														18	18
Comprehensive income															6,170
Adoption of new accounting standards													3		3
VE territory covered losses incurred											(17)				(17)
Recovery through conversion rate adjustment										(15)	15				—
Conversion of series A preferred stock upon sales into public market	—	(1)			25					(1,724)		1,724			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Vesting of restricted stock and performance-based shares					3										—
Share-based compensation, net of forfeitures												275			275
Restricted stock and performance-based shares settled in cash for taxes					(1)							(140)			(140)
Cash proceeds from issuance of common stock under employee equity plans					1							108			108
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock													(1,404)		(1,404)
Repurchase of class A common stock					(17)							(183)	(3,326)		(3,509)
Balance as of March 31, 2021	—	(1)	2	3	1,694		245	11		$3,347	$(41)	$18,505	$15,513	$372	$37,696
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of December 31, 2019	2	3	1,709		245	11		$5,462	$(175)	$16,424	$13,899	$(340)	$35,270
Net income											3,084		3,084
Other comprehensive income (loss), net of tax												(104)	(104)
Comprehensive income													2,980
VE territory covered losses incurred									(9)				(9)
Conversion of class C common stock upon sales into public market			2			—	(1)						—
Vesting of restricted stock and performance-based shares			—	(1)									—
Share-based compensation, net of forfeitures										99			99
Restricted stock and performance-based shares settled in cash for taxes			—	(1)						(8)			(8)
Cash proceeds from issuance of class A common stock under employee equity plans			—	(1)						54			54
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock											(668)		(668)
Repurchase of class A common stock			(18)							(184)	(2,949)		(3,133)
Balance as of March 31, 2020	2	3	1,693		245	11		$5,462	$(184)	$16,385	$13,366	$(444)	$34,585
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2020
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2019	2	3	1,718	245	11		$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
Net income										6,356		6,356
Other comprehensive income (loss), net of tax											231	231
Comprehensive income												6,587
Adoption of new accounting standards										25	(25)	—
VE territory covered losses incurred								(13)				(13)
Conversion of class C common stock upon sales into public market			3		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures									215			215
Restricted stock and performance-based shares settled in cash for taxes			(1)						(155)			(155)
Cash proceeds from issuance of common stock under employee equity plans			1						109			109
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock										(1,339)		(1,339)
Repurchase of class A common stock			(31)						(325)	(5,178)		(5,503)
Balance as of March 31, 2020	2	3	1,693	245	11		$5,462	$(184)	$16,385	$13,366	$(444)	$34,585
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2021	2020
	(in millions)
Operating Activities
Net income	$6,152	$6,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	3,850	3,453
Share-based compensation	275	215
Depreciation and amortization of property, equipment, technology and intangible assets	398	374
Deferred income taxes	(27)	(37)
VE territory covered losses incurred	(17)	(13)
Other	(220)	(84)
Change in operating assets and liabilities:
Settlement receivable	(127)	1,642
Accounts receivable	(165)	38
Client incentives	(3,262)	(4,323)
Other assets	(116)	(496)
Accounts payable	(41)	14
Settlement payable	210	(2,165)
Accrued and other liabilities	(39)	303
Accrued litigation	(29)	65
Net cash provided by (used in) operating activities	6,842	5,342
Investing Activities
Purchases of property, equipment and technology	(318)	(407)
Investment securities:
Purchases	(2,015)	(499)
Proceeds from maturities and sales	3,871	3,420
Acquisitions, net of cash acquired	(75)	(77)
Purchases of / contributions to other investments	(30)	(30)
Other investing activities	41	34
Net cash provided by (used in) investing activities	1,474	2,441
Financing Activities
Repurchase of class A common stock	(3,509)	(5,503)
Repayments of debt	(3,000)	—
Dividends paid	(1,404)	(1,339)
Proceeds from issuance of commercial paper	—	1,001
Cash proceeds from issuance of class A common stock under employee equity plans	108	109
Restricted stock and performance-based shares settled in cash for taxes	(140)	(155)
Net cash provided by (used in) financing activities	(7,945)	(5,887)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	16	88
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	387	1,984
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	19,171	10,832
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$19,558	$12,816
Supplemental Disclosure
Cash paid for income taxes, net	$1,505	$1,691
Interest payments on debt	$340	$269
Accruals related to purchases of property, equipment and technology	$17	$42

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
Use of estimates. The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the unaudited consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates. Coronavirus (“COVID-19”) has continued to create significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
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
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service revenues	$2,845	$2,623	$5,522	$5,178
Data processing revenues	2,996	2,711	6,029	5,575
International transaction revenues	1,488	1,833	2,939	3,851
Other revenues	392	392	776	757
Client incentives	(1,992)	(1,705)	(3,850)	(3,453)
Net revenues	$5,729	$5,854	$11,416	$11,908

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
U.S.	$2,683	$2,650	$5,350	$5,367
International	3,046	3,204	6,066	6,541
Net revenues	$5,729	$5,854	$11,416	$11,908
At March 31, 2021 and September 30, 2020, deferred revenue included in accrued liabilities on the consolidated balance sheets was $647 million and $533 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	March 31, 2021	September 30, 2020
	(in millions)
Cash and cash equivalents	$16,494	$16,289
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	894	901
Customer collateral	2,057	1,850
Prepaid expenses and other current assets	113	131
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,558	$19,171
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
The following table sets forth the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Six Months Ended March 31,
	2021	2020
	(in millions)
Balance at beginning of period	$901	$1,205
Return of takedown payment to the litigation escrow account	—	467
Payments to opt-out merchants(1) and interest earned on escrow funds	(7)	(408)
Balance at end of period	$894	$1,264
(1)These payments are associated with the Interchange Multidistrict Litigation. See Note 13—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the “VE territory covered litigation”). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the “VE territory covered losses”) through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. VE territory covered losses are recorded in “right to recover for covered losses” within equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity is then recorded against the book value of the preferred stock within stockholders’ equity. During the six months ended March 31, 2021, the Company recovered $15 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity during the six months ended March 31, 2021.

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2020	$1,106	$1,543	$(39)
VE territory covered losses incurred(1)	—	—	(17)
Recovery through conversion rate adjustment	(9)	(6)	15
Balance as of March 31, 2021	$1,097	$1,537	$(41)
(1)VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 13—Legal Matters.
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred shares recorded in stockholders’ equity within the Company’s consolidated balance sheets as of March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
UK&I preferred stock	$3,344	$1,097	$3,168	$1,106
Europe preferred stock	4,581	1,537	4,331	1,543
Total	7,925	2,634	7,499	2,649
Less: right to recover for covered losses	(41)	(41)	(39)	(39)
Total recovery for covered losses available	$7,884	$2,593	$7,460	$2,610
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)The as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively, as of March 31, 2021; (b) 6.368 and 6.853, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock as of March 31, 2021, respectively; and (c) $211.73, Visa’s class A common stock closing stock price as of March 31, 2021.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2021	September 30, 2020	March 31, 2021	September 30, 2020
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$13,702	$12,522	$—	$—
U.S. government-sponsored debt securities	—	—	600	1,469
U.S. Treasury securities	450	650	—	—
Investment securities:
Marketable equity securities	191	148	—	—
U.S. government-sponsored debt securities	—	—	901	2,582
U.S. Treasury securities	1,076	1,253	—	—
Other current and non-current assets:
Money market funds	2	—	—	—
Derivative instruments	—	—	424	512
Total	$15,421	$14,573	$1,925	$4,563
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$159	$135	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	201	181
Total	$159	$135	$201	$181
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
U.S. government-sponsored debt securities and U.S. Treasury securities. As of March 31, 2021 and September 30, 2020, the Company held $2.0 billion and $3.8 billion of these available-for-sale investment securities, respectively. All of the Company’s long-term available-for-sale investment securities are due within one to five years.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of March 31, 2021 including cumulative unrealized gains and losses:

March 31, 2021
(in millions)
Initial cost basis	$858
Adjustments:
Upward adjustments	355
Downward adjustments (including impairment)	(13)
Carrying amount, end of period	$1,200
During the three and six months ended March 31, 2021 and 2020, unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Upward adjustments	$129	$—	$143	$9
Downward adjustments (including impairment)	$—	$—	$(2)	$—
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2021, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at March 31, 2021.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s unaudited consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of March 31, 2021, the carrying value and estimated fair value of debt was $21.0 billion and $22.1 billion, respectively. As of September 30, 2020, the carrying value and estimated fair value of debt was $24.1 billion and $26.6 billion, respectively.
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at March 31, 2021, but disclosure of their fair values is required: settlement receivable and payable and customer collateral. The estimated fair value of such instruments at March 31, 2021 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 7—Debt
The Company had outstanding debt as follows:

	March 31, 2021	September 30, 2020	Effective Interest Rate(1)
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$—	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Total debt	21,000	24,000
Unamortized discounts and debt issuance costs	(170)	(178)
Hedge accounting fair value adjustments(2)	144	248
Total carrying value of debt	$20,974	$24,070

Reported as:
Current maturities of debt	$—	$2,999
Long-term debt	20,974	21,071
Total carrying value of debt	$20,974	$24,070
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the change in fair value of interest rate swap agreements entered into on a portion of outstanding senior notes.
Senior Notes
During the six months ended March 31, 2021, the Company repaid $3.0 billion of principal upon maturity of its senior notes due December 14, 2020.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the six months ended March 31, 2021, the Company’s maximum daily settlement exposure was $99.3 billion and the average daily settlement exposure was $61.5 billion.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At March 31, 2021 and September 30, 2020, the Company held the following collateral to manage settlement exposure:

	March 31, 2021	September 30, 2020
	(in millions)
Restricted cash and restricted cash equivalents	$2,057	$1,850
Pledged securities at market value	279	228
Letters of credit	1,334	1,306
Guarantees	635	717
Total	$4,305	$4,101
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	March 31, 2021					September 30, 2020
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rates)
Series A preferred stock	—	(2)	100.0000		10	—	(2)	100.0000		35
UK&I preferred stock	2		6.3680		16	2		6.3870		16
Europe preferred stock	3		6.8530		22	3		6.8610		22
Class A common stock(3)	1,694		—		1,694	1,683		—		1,683
Class B common stock	245		1.6228	(4)	398	245		1.6228	(4)	398
Class C common stock	11		4.0000		43	11		4.0000		43
Total					2,183					2,197
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before March 31, 2021 and September 30, 2020, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the reduction in as-converted UK&I and Europe preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments in the six months ended March 31, 2021. There were no conversion rate adjustments in the six months ended March 31, 2020.

	Six Months Ended March 31, 2021
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
Common stock repurchases. The following table presents share repurchases in the open market for the following periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(in millions, except per share data)
Shares repurchased in the open market(1)	8	18	17	31
Average repurchase price per share(2)	$208.65	$181.11	$205.05	$180.31
Total cost(2)	$1,713	$3,133	$3,509	$5,503
(1)Shares repurchased in the open market reflect repurchases that settled during the three and six months ended March 31, 2021 and 2020, respectively. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost is calculated based on unrounded numbers.
In January 2020, the Company’s board of directors authorized a $9.5 billion share repurchase program and in January 2021, authorized an additional $8.0 billion share purchase program. These authorizations have no expiration date. As of March 31, 2021, the Company’s repurchase programs had remaining authorized funds of $10.0 billion.
Dividends. On April 23, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, UK&I and Europe preferred stock on an as-converted basis), which will be paid on June 1, 2021, to all holders of record as of May 14, 2021. The Company declared and paid dividends of $701 million and $668 million during the three months ended March 31, 2021 and 2020, respectively, and $1.4 billion and $1.3 billion during the six months ended March 31, 2021 and 2020, respectively.
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
The following table presents earnings per share for the three months ended March 31, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,342	1,695	$1.38	$3,026	2,193	(3)	$1.38
Class B common stock	550	245	$2.24	$550	245		$2.24
Class C common stock	59	11	$5.52	$59	11		$5.52
Participating securities(4)	75	Not presented	Not presented	$74	Not presented		Not presented
Net income	$3,026
The following table presents earnings per share for the six months ended March 31, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$4,752	1,695	$2.80	$6,152	2,196	(3)	$2.80
Class B common stock	1,117	245	$4.55	$1,116	245		$4.54
Class C common stock	120	11	$11.22	$120	11		$11.20
Participating securities(4)	163	Not presented	Not presented	$163	Not presented		Not presented
Net income	$6,152
The following table presents earnings per share for the three months ended March 31, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,360	1,703	$1.39	$3,084	2,228	(3)	$1.38
Class B common stock	552	245	$2.25	$551	245		$2.25
Class C common stock	61	11	$5.54	$60	11		$5.54
Participating securities(4)	111	Not presented	Not presented	$111	Not presented		Not presented
Net income	$3,084

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents earnings per share for the six months ended March 31, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$4,866	1,708	$2.85	$6,356	2,234	(3)	$2.85
Class B common stock	1,135	245	$4.62	$1,134	245		$4.62
Class C common stock	126	11	$11.40	$125	11		$11.38
Participating securities(4)	229	Not presented	Not presented	$229	Not presented		Not presented
Net income	$6,356
(1)Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million for the three and six months ended March 31, 2021 and 2020. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 43 million for the three and six months ended March 31, 2021 and 44 million for the three and six months ended March 31, 2020. The weighted-average number of shares of preferred stock included within participating securities was 12 million and 17 million of as-converted series A preferred stock for the three and six months ended March 31, 2021, respectively, 16 million and 32 million of as-converted UK&I preferred stock for the three and six months ended March 31, 2021 and 2020, respectively, and 22 million and 44 million of as-converted Europe preferred stock for the three and six months ended March 31, 2021 and 2020, respectively.
(2)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes common stock equivalents of 2 million and 3 million for the three and six months ended March 31, 2021, respectively, and 3 million for the three and six months ended March 31, 2020, because their effect would have been dilutive. The computation excludes common stock equivalents of 1 million for the three and six months ended March 31, 2021 and 1 million and 2 million for the three and six months ended March 31, 2020, respectively, because their effect would have been anti-dilutive.
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
Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the six months ended March 31, 2021:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,022,430	$39.51	$207.57
Restricted stock units	2,361,264	$207.73
Performance-based shares(1)	432,714	$229.81
(1)Represents the maximum number of performance-based shares which could be earned.
Related to the EIP, the Company recorded share-based compensation cost, net of estimated forfeitures, of $148 million and $93 million for the three months ended March 31, 2021 and 2020, respectively, and $264 million and $204 million for the six months ended March 31, 2021 and 2020, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 12—Income Taxes
The effective income tax rates were 17% for the three and six months ended March 31, 2021, and 19% for the three and six months ended March 31, 2020. The decrease in the effective tax rate was primarily due to $66 million and $147 million of tax benefits recognized during the three and six months ended March 31, 2021, respectively, as a result of the conclusion of audits by taxing authorities.
During the three and six months ended March 31, 2021, the Company’s gross unrecognized tax benefits decreased by $111 million and $117 million, respectively, and the Company’s net unrecognized tax benefits decreased by $127 million and $176 million, respectively. The decrease in unrecognized tax benefits is primarily due to the recognition of previously unrecognized tax benefits as a result of the conclusion of audits by taxing authorities, partially offset by increases in gross timing differences as well as various tax positions across several jurisdictions. During the three and six months ended March 31, 2021 and 2020, there were no significant changes in accrued interest and penalties related to uncertain tax positions.
The Company’s tax filings are subject to examination by U.S. federal, state and foreign taxing authorities. The timing and outcome of the final resolutions of the various ongoing income tax examinations are highly uncertain. It is not reasonably possible to estimate the increase or decrease in unrecognized tax benefits within the next twelve months.
In September 2020, the Company accepted a settlement offer related to the examination of Canadian tax returns dating back to fiscal 2003, which was subject to approval by the Tax Court of Canada. On January 21, 2021, the Tax Court of Canada approved the settlement agreement related to the examination. The Company’s income tax provision was adjusted to reflect the estimated impact of the settlement in fiscal 2020.
The American Rescue Plan Act of 2021 (the “ARP Act”) was enacted in the U.S. on March 11, 2021. The ARP Act is not expected to have a material impact on the Company’s financial results.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2021	2020
	(in millions)
Balance at beginning of period	$914	$1,203
Provision for uncovered legal matters	3	7
Provision for covered legal matters	9	7
Reestablishment of prior accrual related to interchange multidistrict litigation	—	467
Payments for legal matters	(40)	(416)
Balance at end of period	$886	$1,268
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2021	2020
	(in millions)
Balance at beginning of period	$888	$1,198
Reestablishment of prior accrual related to interchange multidistrict litigation	—	467
Payments for U.S. covered litigation	(7)	(414)
Balance at end of period	$881	$1,251
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the accrual activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2021	2020
	(in millions)
Balance at beginning of period	$21	$5
Provision for VE territory covered litigation	9	7
Payments for VE territory covered litigation	(28)	(1)
Balance at end of period	$2	$11
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions

On December 18, 2020, the plaintiffs purporting to act on behalf of the putative Injunctive Relief Class moved for class certification.

On April 28, 2021, a complaint was filed by Hayley Lanning, SBG Designs, LLC and others against Visa and Mastercard on behalf of a purported class of merchants located in 25 states and the District of Columbia who have taken payment using the Square card acceptance service. The complaint alleges violations of the antitrust laws of those jurisdictions and seeks recovery for plaintiffs as indirect purchasers. To the extent that Plaintiffs’ claims are not released by the Amended Settlement Agreement, Visa believes they are covered by the U.S. Retrospective Responsibility Plan.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 40% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 650 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Belgium and Poland primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa Europe, Visa Inc. and other Visa subsidiaries have settled the claims asserted by over 100 Merchants, leaving more than 500 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.

With regard to the claim asserted by one Merchant, trial before the UK Competition Appeal Tribunal to determine the lawful amount, if any, the plaintiff may be entitled to recover is set for June 2022. Other plaintiffs, whose claims were stayed pending the Supreme Court of the United Kingdom's judgment, are moving their claims forward, mostly before the UK Competition Appeal Tribunal.
Other Litigation
Canadian Merchant Litigation

All defendants have settled with the plaintiffs. The appeals by Wal-Mart Canada and/or Home Depot of Canada Inc. of the decisions approving the Visa and Mastercard settlements have been rejected in all five provinces. Wal-Mart Canada and Home Depot of Canada Inc. sought leave to appeal the British Columbia, Quebec, Ontario and Saskatchewan Courts of Appeal decisions to the Supreme Court of Canada, and those applications were denied. Wal-Mart Canada and Home Depot of Canada Inc. chose not to appeal the Alberta Court of Appeal decision to the Supreme Court of Canada, and the Visa and Mastercard settlements are now final.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
EMV Chip Liability Shift
On January 19, 2021, the U.S. Court of Appeals for the Second Circuit denied defendants’ request to appeal the district court’s decision granting plaintiffs’ motion for class certification.
Australian Competition and Consumer Commission
On March 9, 2021, the Australian Competition and Consumer Commission accepted an undertaking by Visa to resolve the investigation. The investigation is now closed.
Euronet Litigation
In the claim by Euronet 360 Finance Limited, Euronet Polska Spolka z.o.o. and Euronet Services spol. s.r.o., trial has been set for January 2023.
Plaid Inc. Acquisition
On January 12, 2021, the case filed by the U.S. Department of Justice against Visa and Plaid was dismissed.
German ATM Litigation
In December 2020 and January 2021, six savings banks and cooperative banks filed claims in Germany against Visa Europe challenging Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals with a credit card as anti-competitive. No damages are currently sought. On December 24, 2020, 275 German savings banks initiated conciliation proceedings against Visa Europe, Visa Europe Services, LLC., and Visa Europe Services, Inc. asserting claims related to the same rules. Visa declined participation in these proceedings on March 22, 2021.
U.S. Department of Justice Civil Investigative Demand (2021)

On March 26, 2021, the Antitrust Division of the U.S. Department of Justice (the “Division”) issued a Civil Investigative Demand (“CID”) to Visa seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focuses on U.S. debit and competition with other payment methods and networks. Visa is cooperating with the Division in connection with the CID.

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
Financial overview. Our as-reported U.S. GAAP and non-GAAP net income and diluted earnings per share are as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	% Change(1)	2021	2020	% Change(1)
	(in millions, except percentages and per share data)
Net income, as reported	$3,026	$3,084	(2)%	$6,152	$6,356	(3)%
Diluted earnings per share, as reported	$1.38	$1.38	—%	$2.80	$2.85	(2)%
Non-GAAP net income(2)	$3,031	$3,098	(2)%	$6,156	$6,370	(3)%
Non-GAAP diluted earnings per share(2)	$1.38	$1.39	(1)%	$2.80	$2.85	(2)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our non-GAAP financial results, see tables in Non-GAAP financial results below.
Coronavirus. COVID-19 continues to have an impact globally. While we have been actively monitoring the worldwide spread of COVID-19, the extent to which COVID-19 continues to impact our business remains difficult to predict. Our priority remains the safety of our employees, clients and the communities in which we live and operate. We are taking a measured approach in bringing our employees back in the office, with most of our employees currently working remotely. We continue to remain in close and regular contact with our employees, clients, partners and with governments globally to help them navigate these challenging times.
Revenues in the second quarter of fiscal 2021 were at varying stages of recovery. During the quarter, there was continued year-over-year growth in payments volume and processed transactions. Cross-border volume also continued to improve during the quarter, despite many borders remaining closed. Although we have taken measures to modify our business practices and reduce operating expenses, including scaling back hiring plans, restricting travel and the use of external resources, the impact that COVID-19 continues to have on our business remains difficult to predict due to numerous uncertainties, including the transmissibility, severity and duration of the outbreak, new variants of the virus, the effectiveness of social distancing measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, the development, availability and rollout of effective treatments or vaccines, the timing of border openings, and the impact to our employees and our operations, the business of our clients, supplier and business partners, and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30 2020, filed with the SEC on November 19, 2020. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first half of fiscal 2021. Net revenues for the three and six months ended March 31, 2021 were $5.7 billion and $11.4 billion, respectively, and decreased 2% and 4% over the prior-year comparable periods, respectively. The year-over-year changes are primarily due to cross-border volume, which were impacted by the spread of COVID-19 globally starting in March 2020 and higher client incentives, partially offset by growth in nominal payments volume and processed transactions. Exchange rate movements in the three and six months ended March 31, 2021, as partially mitigated by our hedging program, positively impacted our net revenues by approximately one half of a percentage point.
Total operating expenses for the three months ended March 31, 2021 were $2.1 billion on a GAAP basis and increased 11% over the prior-year comparable period, primarily driven by higher personnel expenses and higher general and administrative expenses, partially offset by lower marketing expenses and lower professional fees. Total operating expenses for the six months ended March 31, 2021 were $4.0 billion on a GAAP basis and increased 1% over the prior-year comparable period, primarily driven by higher personnel expenses, partially offset by lower marketing expenses, lower professional fees and lower general and administrative expenses.

Total operating expenses for the three months ended March 31, 2021 were $2.0 billion on a non-GAAP basis and increased 3% over the prior-year comparable period, primarily due to higher personnel expenses, partially offset by lower general and administrative expenses, lower marketing expenses and lower professional fees. Total operating expenses for the six months ended March 31, 2021 were $3.8 billion on a non-GAAP basis and decreased 3% over the prior-year comparable period, primarily driven by lower general and administrative expenses, lower marketing expenses and lower professional fees, partially offset by higher personnel expenses.
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
•Indirect taxes. During the three and six months ended March 31, 2021, we recognized a one-time charge within general and administrative expense of $152 million, before tax. Net of the related income tax benefit of $40 million, determined by applying applicable tax rates, non-GAAP net income increased by $112 million. This charge is to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable law. This one-time charge is not representative of our ongoing operations.
Non-GAAP operating expense, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP financial measures for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,148	$47	$602	16.6%	$3,026	$1.38
(Gains) Losses on equity investments, net	—	(156)	(35)		(121)	(0.05)
Amortization of acquired intangible assets	(13)	—	3		10	—
Acquisition-related costs	(5)	—	1		4	—
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$1,978	$(109)	$611	16.8%	$3,031	$1.38

	Six Months Ended March 31, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$3,991	$(49)	$1,224	16.6%	$6,152	$2.80
(Gains) Losses on equity investments, net	—	(172)	(39)		(133)	(0.06)
Amortization of acquired intangible assets	(25)	—	6		19	0.01
Acquisition-related costs	(8)	—	2		6	—
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$3,806	$(221)	$1,233	16.7%	$6,156	$2.80

	Three Months Ended March 31, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,930	$(95)	$745	19.4%	$3,084	$1.38
(Gains) Losses on equity investments, net	—	2	—		2	—
Amortization of acquired intangible assets	(11)	—	2		9	—
Acquisition-related costs	(5)	—	2		3	—
Non-GAAP	$1,914	$(93)	$749	19.5%	$3,098	$1.39

	Six Months Ended March 31, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$3,968	$(137)	$1,447	18.5%	$6,356	$2.85
(Gains) Losses on equity investments, net	—	(11)	(3)		(8)	—
Amortization of acquired intangible assets	(22)	—	5		17	0.01
Acquisition-related costs	(7)	—	2		5	—
Non-GAAP	$3,939	$(148)	$1,451	18.6%	$6,370	$2.85
(1)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Common stock repurchases. In January 2021, our board of directors authorized an additional $8.0 billion share repurchase program. During the three months ended March 31, 2021, we repurchased 8 million shares of our class A common stock in the open market for $1.7 billion. As of March 31, 2021, our repurchase programs had remaining authorized funds of $10.0 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Payments volume and processed transactions. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues.
Nominal payments volume growth in the U.S. for the three and six months ended December 31, 2020(1) was 8% for both periods, driven mainly by consumer debit. On a constant-dollar basis, which excludes the impact of exchange rate movements, our international payments volume growth for the three and six months ended December 31, 2020 was 2% for both periods. Growth in processed transactions reflects the ongoing worldwide shift to electronic payments, partially offset by the impact of COVID-19.

The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2020	2019	% Change(2)	2020	2019	% Change(2)	2020	2019	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$414	$424	(2)%	$620	$662	(6)%	$1,033	$1,086	(5)%
Consumer debit(3)	555	459	21%	613	537	14%	1,168	996	17%
Commercial(4)	171	172	—%	103	107	(4)%	274	278	(2)%
Total nominal payments volume(2)	$1,140	$1,055	8%	$1,335	$1,305	2%	$2,475	$2,360	5%
Cash volume	143	144	(1)%	500	575	(13)%	642	719	(11)%
Total nominal volume(2),(5)	$1,283	$1,199	7%	$1,835	$1,880	(2)%	$3,117	$3,079	1%

	U.S.			International			Visa Inc.
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2020	2019	% Change(2)	2020	2019	% Change(2)	2020	2019	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$791	$829	(5)%	$1,193	$1,307	(9)%	$1,984	$2,136	(7)%
Consumer debit(3)	1,111	905	23%	1,197	1,038	15%	2,308	1,943	19%
Commercial(4)	335	342	(2)%	197	208	(5)%	532	550	(3)%
Total nominal payments volume(2)	$2,237	$2,075	8%	$2,587	$2,553	1%	$4,824	$4,628	4%
Cash volume	308	292	5%	980	1,141	(14)%	1,288	1,433	(10)%
Total nominal volume(2),(5)	$2,544	$2,367	7%	$3,568	$3,694	(3)%	$6,112	$6,061	1%
The following table presents nominal and constant payments and cash volume growth:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended December 31, 2020 vs. 2019(1),(2)		Three Months Ended December 31, 2020 vs. 2019(1),(2)		Six Months Ended December 31, 2020 vs. 2019(1),(2)		Six Months Ended December 31, 2020 vs. 2019(1),(2)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	(6)%	(8)%	(5)%	(6)%	(9)%	(9)%	(7)%	(7)%
Consumer debit growth(3)	14%	15%	17%	18%	15%	16%	19%	19%
Commercial growth(4)	(4)%	(4)%	(2)%	(2)%	(5)%	(5)%	(3)%	(3)%
Total payments volume growth(2)	2%	2%	5%	5%	1%	2%	4%	4%
Cash volume growth	(13)%	(9)%	(11)%	(7)%	(14)%	(9)%	(10)%	(6)%
Total volume growth(2)	(2)%	(1)%	1%	2%	(3)%	(2)%	1%	2%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2021 and 2020, respectively, were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2020 and 2019, respectively.
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

The following table provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	% Change(1)	2021	2020	% Change(1)
	(in millions, except percentages)
Visa processed transactions	37,644	34,941	8%	76,857	72,716	6%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended March 31,				Six Months Ended March 31,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,683	$2,650	$33	1%	$5,350	$5,367	$(17)	—%
International	3,046	3,204	(158)	(5)%	6,066	6,541	(475)	(7)%
Net revenues	$5,729	$5,854	$(125)	(2)%	$11,416	$11,908	$(492)	(4)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues decreased during the three and six-month comparable periods primarily due to the year-over-year changes in cross-border volume, which were impacted by COVID-19 starting in March 2020 and higher client incentives. The decrease in net revenues was partially offset by growth in nominal payments volume and processed transactions.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. Exchange rate movements in the three and six months ended March 31, 2021, as partially mitigated by our hedging program, positively impacted our net revenues by approximately one half of a percentage point.
The following table sets forth the components of our net revenues:

	Three Months Ended March 31,				Six Months Ended March 31,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,845	$2,623	$222	8%	$5,522	$5,178	$344	7%
Data processing revenues	2,996	2,711	285	11%	6,029	5,575	454	8%
International transaction revenues	1,488	1,833	(345)	(19)%	2,939	3,851	(912)	(24)%
Other revenues	392	392	—	—%	776	757	19	2%
Client incentives	(1,992)	(1,705)	(287)	17%	(3,850)	(3,453)	(397)	11%
Net revenues	$5,729	$5,854	$(125)	(2)%	$11,416	$11,908	$(492)	(4)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 5% and 4% growth in nominal payments volume during the three and six-month comparable periods, respectively. Service revenues were also impacted by select pricing modifications and business mix.

•Data processing revenues increased mainly due to overall growth in processed transactions of 8% and 6% during the three and six-month comparable periods, respectively, growth in value added services and business mix.
•International transaction revenues driven by nominal cross-border volumes, excluding transactions within Europe, declined 19% and 26% during the three and six-month comparable periods, respectively, as COVID-19 spread globally starting in March 2020. International transaction revenues were also impacted by fluctuations in the volatility of a broad range of currencies and business mix.
•Client incentives increased in correlation with the increase in payments volumes during the three and six-month comparable periods. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.
Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended March 31,				Six Months Ended March 31,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$1,114	$940	$174	18%	$2,095	$1,922	$173	9%
Marketing	206	235	(29)	(12)%	411	509	(98)	(19)%
Network and processing	179	183	(4)	(2)%	352	364	(12)	(3)%
Professional fees	82	103	(21)	(21)%	165	209	(44)	(21)%
Depreciation and amortization	201	192	9	5%	398	374	24	7%
General and administrative	363	269	94	35%	566	582	(16)	(3)%
Litigation provision	3	8	(5)	(66)%	4	8	(4)	(55)%
Total operating expenses	$2,148	$1,930	$218	11%	$3,991	$3,968	$23	1%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased primarily due to increases in headcount and higher incentive compensation, reflecting our strategy to invest in future growth.
•Marketing expenses decreased primarily due to delays in spending to later in fiscal 2021.
•Professional fees decreased reflecting non-recurring expenses in the prior year and delays in spending to later in fiscal 2021.
•Depreciation and amortization expenses increased primarily due to additional depreciation and amortization from our on-going investments, including acquisitions.
•General and administrative expenses increased in the three months ended March 31, 2021, as a result of a one-time charge to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable law, partially offset by lower travel expenses and lower usage of travel related product benefits. In the six months ended March 31, 2021, expenses decreased due to lower travel expenses and lower usage of travel related product benefits, partially offset by the one-time charge of indirect taxes.

Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	Three Months Ended March 31,				Six Months Ended March 31,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(121)	$(118)	$(3)	3%	$(257)	$(229)	$(28)	12%
Investment income and other	168	23	145	650%	208	92	116	128%
Total non-operating income (expense)	$47	$(95)	$142	(150)%	$(49)	$(137)	$88	(65)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense, net increased in the three and six months ended March 31, 2021 primarily as a result of the issuance of debt in fiscal 2020, offset by a discrete tax benefit recognized during the three months ended March 31, 2021.
•Investment income and other increased in the three and six months ended March 31, 2021 primarily due to higher gains on our equity investments, offset by lower interest income on our cash and investments.
Effective Income Tax Rate
The following table sets forth our effective income tax rate:

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Effective income tax rate	17%	19%	(2)%	17%	19%	(2)%
The decrease in the effective tax rate was primarily due to $66 million and $147 million of tax benefits recognized during the three and six months ended March 31, 2021, respectively, as a result of the conclusion of audits by taxing authorities.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2021	2020
	(in millions)
Total cash provided by (used in):
Operating activities	$6,842	$5,342
Investing activities	1,474	2,441
Financing activities	(7,945)	(5,887)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	16	88
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$387	$1,984
Operating activities. Cash provided by operating activities for the six months ended March 31, 2021 was higher than the prior-year comparable period primarily due to lower client incentive payments and the timing and impact of COVID-19 on settlement in the prior-year period.

Investing activities. Cash provided by investing activities for the six months ended March 31, 2021 decreased primarily due to higher purchases of investment securities, partially offset by higher sales and maturities of investment securities as compared to the prior-year period.
Financing activities. Cash used in financing activities for the six months ended March 31, 2021 was higher than the prior-year comparable period primarily due to the $3.0 billion principal debt payment upon maturity of our senior notes in December 2020 and the absence of the $1.0 billion commercial paper issued in the prior year, partially offset by lower share repurchases. See Note 7—Debt and Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Common stock repurchases. During the six months ended March 31, 2021, we repurchased 17 million shares of our class A common stock for $3.5 billion. As of March 31, 2021, our repurchase programs had remaining authorized funds of $10.0 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the six months ended March 31, 2021, we declared and paid $1.4 billion in dividends to holders of our common and preferred stock. On April 23, 2021, our board of directors declared a cash dividend in the amount of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, UK&I and Europe preferred stock on an as-converted basis), which will be paid on June 1, 2021, to all holders of record as of May 14, 2021. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. During the six months ended March 31, 2021, we repaid $3.0 billion of principal upon maturity of our senior notes due December 14, 2020. See Note 7—Debt to our unaudited consolidated financial statements.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
January 1 - 31, 2021	2	$206.12	2	$11,073
February 1 - 28, 2021	3	$206.71	3	$10,463
March 1 - 31, 2021	3	$212.88	3	$9,892
Total	8	$208.51	8
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

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	April 29, 2021	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2021	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2021	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)