Form 10-Q
period 2021-06-30
VISA INC.
filed 2021-07-29
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of July 23, 2021, there were 1,687,643,027 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,188,730 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	September 30, 2020
	(in millions, except per share data)
Assets
Cash and cash equivalents	$18,034	$16,289
Restricted cash equivalents—U.S. litigation escrow	894	901
Investment securities	1,206	3,752
Settlement receivable	1,663	1,264
Accounts receivable	1,852	1,618
Customer collateral	2,221	1,850
Current portion of client incentives	1,321	1,214
Prepaid expenses and other current assets	851	757
Total current assets	28,042	27,645
Investment securities	1,111	231
Client incentives	3,219	3,175
Property, equipment and technology, net	2,707	2,737
Goodwill	16,021	15,910
Intangible assets, net	28,023	27,808
Other assets	3,548	3,413
Total assets	$82,671	$80,919
Liabilities
Accounts payable	$172	$174
Settlement payable	2,376	1,736
Customer collateral	2,221	1,850
Accrued compensation and benefits	1,044	821
Client incentives	5,114	4,176
Accrued liabilities	2,196	1,840
Current maturities of debt	—	2,999
Accrued litigation	900	914
Total current liabilities	14,023	14,510
Long-term debt	20,996	21,071
Deferred tax liabilities	6,240	5,237
Other liabilities	3,622	3,891
Total liabilities	44,881	44,709
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, less than one shares issued and outstanding at June 30, 2021 and September 30, 2020 (the “series A preferred stock”)	538	2,437
Series B convertible participating preferred stock, 2 shares issued and outstanding at June 30, 2021 and September 30, 2020 (the “UK&I preferred stock”)	1,071	1,106
Series C convertible participating preferred stock, 3 shares issued and outstanding at June 30, 2021 and September 30, 2020 (the “Europe preferred stock”)	1,523	1,543
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,689 and 1,683 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2021 and September 30, 2020	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 10 and 11 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	—	—
Right to recover for covered losses	(24)	(39)
Additional paid-in capital	18,787	16,721
Accumulated income	15,294	14,088
Accumulated other comprehensive income (loss), net:
Investment securities	(1)	3
Defined benefit pension and other postretirement plans	(187)	(196)
Derivative instruments	(371)	(291)
Foreign currency translation adjustments	1,160	838
Total accumulated other comprehensive income (loss), net	601	354
Total equity	37,790	36,210
Total liabilities and equity	$82,671	$80,919
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Net revenues	$6,130	$4,837	$17,546	$16,745

Operating Expenses
Personnel	1,098	941	3,193	2,863
Marketing	268	174	679	683
Network and processing	186	172	538	536
Professional fees	108	95	273	304
Depreciation and amortization	204	197	602	571
General and administrative	204	258	770	840
Litigation provision	(2)	1	2	9
Total operating expenses	2,066	1,838	6,057	5,806
Operating income	4,064	2,999	11,489	10,939

Non-operating Income (Expense)
Interest expense, net	(131)	(142)	(388)	(371)
Investment income and other	456	75	664	167
Total non-operating income (expense)	325	(67)	276	(204)
Income before income taxes	4,389	2,932	11,765	10,735
Income tax provision	1,814	559	3,038	2,006
Net income	$2,575	$2,373	$8,727	$8,729

Basic Earnings Per Share
Class A common stock	$1.18	$1.07	$3.99	$3.92
Class B common stock	$1.92	$1.74	$6.47	$6.37
Class C common stock	$4.72	$4.29	$15.94	$15.70

Basic Weighted-average Shares Outstanding
Class A common stock	1,691	1,690	1,693	1,702
Class B common stock	245	245	245	245
Class C common stock	10	11	11	11

Diluted Earnings Per Share
Class A common stock	$1.18	$1.07	$3.98	$3.92
Class B common stock	$1.91	$1.74	$6.46	$6.36
Class C common stock	$4.72	$4.29	$15.92	$15.68

Diluted Weighted-average Shares Outstanding
Class A common stock	2,184	2,214	2,192	2,227
Class B common stock	245	245	245	245
Class C common stock	10	11	11	11
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income	$2,575	$2,373	$8,727	$8,729
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	(2)	(3)	(4)	2
Income tax effect	1	1	1	—
Reclassification adjustments	(1)	(1)	(1)	(3)
Income tax effect	—	1	—	1
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(3)	2
Income tax effect	—	—	2	(1)
Reclassification adjustments	7	9	13	15
Income tax effect	(2)	(2)	(3)	(3)
Derivative instruments:
Net unrealized gain (loss)	(95)	(106)	(112)	(247)
Income tax effect	22	23	28	54
Reclassification adjustments	14	(43)	1	(58)
Income tax effect	(2)	9	3	13
Foreign currency translation adjustments	287	277	322	621
Other comprehensive income (loss), net of tax	229	165	247	396
Comprehensive income	$2,804	$2,538	$8,974	$9,125

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2021
	Preferred Stock				Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of March 31, 2021	—	(1)	2	3	1,694		245	11	$3,347	$(41)	$18,505	$15,513	$372	$37,696
Net income												2,575		2,575
Other comprehensive income (loss), net of tax													229	229
Comprehensive income														2,804
VE territory covered losses incurred										(21)				(21)
Recovery through conversion rate adjustment									(40)	38				(2)
Conversion of series A preferred stock upon sales into public market	—	(1)			3				(175)		175			—
Conversion of class C common stock upon sales into public market					2			(1)						—
Vesting of restricted stock and performance-based shares					—	(1)								—
Share-based compensation, net of forfeitures											159			159
Restricted stock and performance-based shares settled in cash for taxes					—	(1)					(2)			(2)
Cash proceeds from issuance of class A common stock under employee equity plans					—	(1)					54			54
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock												(698)		(698)
Repurchase of class A common stock					(10)						(104)	(2,096)		(2,200)
Balance as of June 30, 2021	—	(1)	2	3	1,689		245	10	$3,132	$(24)	$18,787	$15,294	$601	$37,790
(1)Increase, decrease or balance is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2021
	Preferred Stock				Common Stock			Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2020	—	(1)	2	3	1,683	245	11	$5,086	$(39)	$16,721	$14,088	$354	$36,210
Net income											8,727		8,727
Other comprehensive income (loss), net of tax												247	247
Comprehensive income													8,974
Adoption of new accounting standards											3		3
VE territory covered losses incurred									(38)				(38)
Recovery through conversion rate adjustment								(55)	53				(2)
Conversion of series A preferred stock upon sales into public market	—	(1)			28			(1,899)		1,899			—
Conversion of class C common stock upon sales into public market					2		(1)						—
Vesting of restricted stock and performance-based shares					3								—
Share-based compensation, net of forfeitures										434			434
Restricted stock and performance-based shares settled in cash for taxes					(1)					(142)			(142)
Cash proceeds from issuance of common stock under employee equity plans					1					162			162
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock											(2,102)		(2,102)
Repurchase of class A common stock					(27)					(287)	(5,422)		(5,709)
Balance as of June 30, 2021	—	(1)	2	3	1,689	245	10	$3,132	$(24)	$18,787	$15,294	$601	$37,790
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of March 31, 2020	2	3	1,693		245	11	$5,462	$(184)	$16,385	$13,366	$(444)	$34,585
Net income										2,373		2,373
Other comprehensive income (loss), net of tax											165	165
Comprehensive income												2,538
VE territory covered losses incurred								(9)				(9)
Recovery through conversion rate adjustment							(164)	169				5
Vesting of restricted stock and performance-based shares			—	(1)								—
Share-based compensation, net of forfeitures									107			107
Restricted stock and performance-based shares settled in cash for taxes			—	(1)					(3)			(3)
Cash proceeds from issuance of class A common stock under employee equity plans			—	(1)					33			33
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock										(663)		(663)
Repurchase of class A common stock			(6)						(65)	(1,004)		(1,069)
Balance as of June 30, 2020	2	3	1,687		245	11	$5,298	$(24)	$16,457	$14,072	$(279)	$35,524
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2020
	Preferred Stock		Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2019	2	3	1,718	245	11		$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
Net income										8,729		8,729
Other comprehensive income (loss), net of tax											396	396
Comprehensive income												9,125
Adoption of new accounting standards										25	(25)	—
VE territory covered losses incurred								(22)				(22)
Recovery through conversion rate adjustment							(164)	169				5
Conversion of class C common stock upon sales into public market			3		—	(1)						—
Vesting of restricted stock and performance-based shares			3									—
Share-based compensation, net of forfeitures									322			322
Restricted stock and performance-based shares settled in cash for taxes			(1)						(158)			(158)
Cash proceeds from issuance of common stock under employee equity plans			1						142			142
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock										(2,002)		(2,002)
Repurchase of class A common stock			(37)						(390)	(6,182)		(6,572)
Balance as of June 30, 2020	2	3	1,687	245	11		$5,298	$(24)	$16,457	$14,072	$(279)	$35,524
(1)Increase or decrease is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2021	2020
	(in millions)
Operating Activities
Net income	$8,727	$8,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	5,980	4,966
Share-based compensation	434	322
Depreciation and amortization of property, equipment, technology and intangible assets	602	571
Deferred income taxes	981	(116)
VE territory covered losses incurred	(38)	(22)
(Gains) losses on equity investments, net	(611)	(62)
Other	(82)	(87)
Change in operating assets and liabilities:
Settlement receivable	(351)	966
Accounts receivable	(220)	108
Client incentives	(5,202)	(6,261)
Other assets	(164)	(464)
Accounts payable	1	7
Settlement payable	574	(1,324)
Accrued and other liabilities	639	1,058
Accrued litigation	(14)	(47)
Net cash provided by (used in) operating activities	11,256	8,344
Investing Activities
Purchases of property, equipment and technology	(497)	(568)
Investment securities:
Purchases	(3,223)	(549)
Proceeds from maturities and sales	5,286	3,675
Acquisitions, net of cash acquired	(75)	(77)
Purchases of / contributions to other investments	(50)	(254)
Other investing activities	105	81
Net cash provided by (used in) investing activities	1,546	2,308
Financing Activities
Repurchase of class A common stock	(5,709)	(6,572)
Repayments of debt	(3,000)	—
Dividends paid	(2,102)	(2,002)
Proceeds from issuance of senior notes	—	3,985
Cash proceeds from issuance of class A common stock under employee equity plans	162	142
Restricted stock and performance-based shares settled in cash for taxes	(142)	(158)
Other financing activities	—	(118)
Net cash provided by (used in) financing activities	(10,791)	(4,723)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	92	173
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	2,103	6,102
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	19,171	10,832
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$21,274	$16,934
Supplemental Disclosure
Cash paid for income taxes, net	$2,134	$1,793
Interest payments on debt	$583	$503
Accruals related to purchases of property, equipment and technology	$52	$34

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
Terminated Acquisition
On January 12, 2021, Visa and Plaid Inc. mutually terminated their merger agreement announced on January 13, 2020. See Note 13—Legal Matters.
Pending Acquisitions
On June 24, 2021, Visa entered into a definitive agreement to acquire Tink AB (“Tink”) for €1.8 billion, inclusive of cash and retention incentives. Tink is a European open banking platform that enables financial institutions, fintechs and merchants to build tailored financial management tools, products and services for European consumers and businesses based on their financial data. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
On July 22, 2021, Visa entered into a definitive agreement to acquire The Currency Cloud Group Limited (“Currencycloud”), a UK-based global platform that enables banks and fintechs to provide innovative foreign exchange solutions for cross-border payments. The acquisition values Currencycloud at £700 million, inclusive of cash and retention incentives. The financial consideration will be reduced by the outstanding equity of Currencycloud that Visa already owns. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service revenues	$2,828	$2,409	$8,350	$7,587
Data processing revenues	3,327	2,525	9,356	8,100
International transaction revenues	1,696	1,102	4,635	4,953
Other revenues	409	314	1,185	1,071
Client incentives	(2,130)	(1,513)	(5,980)	(4,966)
Net revenues	$6,130	$4,837	$17,546	$16,745

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
U.S.	$2,806	$2,380	$8,156	$7,747
International	3,324	2,457	9,390	8,998
Net revenues	$6,130	$4,837	$17,546	$16,745
At June 30, 2021 and September 30, 2020, deferred revenue included in accrued liabilities on the consolidated balance sheets was $696 million and $533 million, respectively.
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	June 30, 2021	September 30, 2020
	(in millions)
Cash and cash equivalents	$18,034	$16,289
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	894	901
Customer collateral	2,221	1,850
Prepaid expenses and other current assets	125	131
Cash, cash equivalents, restricted cash and restricted cash equivalents	$21,274	$19,171
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
The following table sets forth the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Nine Months Ended June 30,
	2021	2020
	(in millions)
Balance at beginning of period	$901	$1,205
Return of takedown payment to the litigation escrow account	—	467
Payments to opt-out merchants(1) and interest earned on escrow funds	(7)	(524)
Balance at end of period	$894	$1,148
(1)These payments are associated with the Interchange Multidistrict Litigation. See Note 13—Legal Matters.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the “VE territory covered litigation”). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the “VE territory covered losses”) through a periodic adjustment to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock. VE territory covered losses are recorded in “right to recover for covered losses” within stockholders’ equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity is then recorded against the book value of the preferred stock within stockholders’ equity. During the three and nine months ended June 30, 2021, the Company recovered $40 million and $55 million, respectively, of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the UK&I and Europe preferred stock.
The following table sets forth the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity during the nine months ended June 30, 2021:

	Preferred Stock		Right to Recover for Covered Losses
	UK&I	Europe
	(in millions)
Balance as of September 30, 2020	$1,106	$1,543	$(39)
VE territory covered losses incurred(1)	—	—	(38)
Recovery through conversion rate adjustment(2)	(35)	(20)	53
Balance as of June 30, 2021	$1,071	$1,523	$(24)
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
The following table sets forth the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets as of June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
UK&I preferred stock	$3,666	$1,071	$3,168	$1,106
Europe preferred stock	5,044	1,523	4,331	1,543
Total	8,710	2,594	7,499	2,649
Less: right to recover for covered losses	(24)	(24)	(39)	(39)
Total recovery for covered losses available	$8,686	$2,570	$7,460	$2,610
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of June 30, 2021, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively; (b) 6.321 and 6.834, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock, respectively; and (c) $233.82, Visa’s class A common stock closing stock price.
(3)As of September 30, 2020, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the UK&I and Europe preferred stock outstanding, respectively; (b) 6.387 and 6.861, the class A common stock conversion rate applicable to the UK&I and Europe preferred stock respectively; and (c) $199.97, Visa’s class A common stock closing stock price.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2021	September 30, 2020	June 30, 2021	September 30, 2020
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$14,830	$12,522	$—	$—
U.S. government-sponsored debt securities	—	—	600	1,469
U.S. Treasury securities	750	650	—	—
Investment securities:
Marketable equity securities	550	148	—	—
U.S. government-sponsored debt securities	—	—	486	2,582
U.S. Treasury securities	1,271	1,253	—	—
Other current and non-current assets:
Money market funds	3	—	—	—
Derivative instruments	—	—	389	512
Total	$17,404	$14,573	$1,475	$4,563
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$168	$135	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	216	181
Total	$168	$135	$216	$181
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
U.S. government-sponsored debt securities and U.S. Treasury securities. As of June 30, 2021 and September 30, 2020, the Company held $1.8 billion and $3.8 billion of these available-for-sale investment securities, respectively. All of the Company’s long-term available-for-sale investment securities are due within one to five years.

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
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of June 30, 2021 including cumulative unrealized gains and losses:

June 30, 2021
(in millions)
Initial cost basis	$857
Adjustments:
Upward adjustments	446
Downward adjustments (including impairment)	(13)
Carrying amount, end of period	$1,290
During the three and nine months ended June 30, 2021 and 2020, unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Upward adjustments	$180	$56	$323	$65
Downward adjustments (including impairment)	$—	$(6)	$(2)	$(6)
The Company recognized net unrealized gains on marketable and non-marketable equity securities still held as of quarter end of $434 million and $68 million for the three months ended June 30, 2021 and 2020, respectively, and $610 million and $59 million for the nine months ended June 30, 2021 and 2020, respectively.
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
If the Company were required to perform a quantitative assessment for impairment testing of goodwill and indefinite-lived intangible assets, the fair values would generally be estimated using an income approach. As the assumptions employed to measure these assets on a non-recurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified as Level 3 in the fair value hierarchy. The Company completed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2021, and concluded that there was no impairment. No recent events or changes in circumstances indicate that impairment existed at June 30, 2021.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s unaudited consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of June 30, 2021, the carrying value and estimated fair value of debt was $21.0 billion and $22.9 billion, respectively. As of September 30, 2020, the carrying value and estimated fair value of debt was $24.1 billion and $26.6 billion, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s unaudited consolidated balance sheet at June 30, 2021, but disclosure of their fair values is required: settlement receivable and payable and customer collateral. The estimated fair value of such instruments at June 30, 2021 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.
Note 7—Debt
The Company had outstanding debt as follows:

	June 30, 2021	September 30, 2020	Effective Interest Rate(1)
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$—	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Total debt	21,000	24,000
Unamortized discounts and debt issuance costs	(165)	(178)
Hedge accounting fair value adjustments(2)	161	248
Total carrying value of debt	$20,996	$24,070

Reported as:
Current maturities of debt	$—	$2,999
Long-term debt	20,996	21,071
Total carrying value of debt	$20,996	$24,070
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the change in fair value of interest rate swap agreements entered into on a portion of outstanding senior notes.
Senior Notes
During the nine months ended June 30, 2021, the Company repaid $3.0 billion of principal upon maturity of its senior notes due December 14, 2020.
Note 8—Settlement Guarantee Management
The Company indemnifies its clients for settlement losses suffered due to failure of any other client to fund its settlement obligations in accordance with the Visa operating rules. This indemnification creates settlement risk for the Company due to the difference in timing between the date of a payment transaction and the date of subsequent settlement.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Historically, the Company has experienced minimal losses as a result of its settlement risk guarantee. However, the Company’s future obligations, which could be material under its guarantees, are not determinable as they are dependent upon future events.
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the nine months ended June 30, 2021, the Company’s maximum daily settlement exposure was $104.1 billion and the average daily settlement exposure was $63.9 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At June 30, 2021 and September 30, 2020, the Company held the following collateral to manage settlement exposure:

	June 30, 2021	September 30, 2020
	(in millions)
Restricted cash and restricted cash equivalents	$2,221	$1,850
Pledged securities at market value	253	228
Letters of credit	1,402	1,306
Guarantees	729	717
Total	$4,605	$4,101
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	June 30, 2021					September 30, 2020
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rates)
Series A preferred stock	—	(2)	100.0000		8	—	(2)	100.0000		35
UK&I preferred stock	2		6.3210		16	2		6.3870		16
Europe preferred stock	3		6.8340		22	3		6.8610		22
Class A common stock(3)	1,689		—		1,689	1,683		—		1,683
Class B common stock	245		1.6228	(4)	398	245		1.6228	(4)	398
Class C common stock	10		4.0000		41	11		4.0000		43
Total					2,174					2,197
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before June 30, 2021 and September 30, 2020, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the reduction in as-converted UK&I and Europe preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments in the nine months ended June 30, 2021 and 2020:

	Nine Months Ended June 30, 2021				Nine Months Ended June 30, 2020
	UK&I		Europe		UK&I		Europe
	(in millions, except per share data)
Reduction in equivalent number of as-converted shares of class A common stock	—	(1)	—	(1)	—	(1)	1
Effective price per share(2)	$220.84		$220.71		$180.00		$180.00
Recovery through conversion rate adjustment	$35		$20		$72		$92
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
Common stock repurchases. The following table presents share repurchases in the open market for the following periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Shares repurchased in the open market(1)	10	6	27	37
Average repurchase price per share(2)	$227.11	$177.86	$213.02	$179.91
Total cost(2)	$2,200	$1,069	$5,709	$6,572
(1)Shares repurchased in the open market reflect repurchases that settled during the three and nine months ended June 30, 2021 and 2020, respectively. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost is calculated based on unrounded numbers.
In January 2020, the Company’s board of directors authorized a $9.5 billion share repurchase program and in January 2021, authorized an additional $8.0 billion share repurchase program (the “January 2021 Program”). These authorizations have no expiration date. As of June 30, 2021, the Company’s repurchase program had remaining authorized funds of $7.8 billion. All share repurchase programs authorized prior to the January 2021 Program have been completed.
Dividends. On July 23, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, UK&I and Europe preferred stock on an as-converted basis), which will be paid on September 1, 2021, to all holders of record as of August 13, 2021. The Company declared and paid dividends of $698 million and $663 million during the three months ended June 30, 2021 and 2020, respectively, and $2.1 billion and $2.0 billion during the nine months ended June 30, 2021 and 2020, respectively.
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
The following table presents earnings per share for the three months ended June 30, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$1,996	1,691	$1.18	$2,575	2,184	(3)	$1.18
Class B common stock	470	245	$1.92	$470	245		$1.91
Class C common stock	49	10	$4.72	$49	10		$4.72
Participating securities(4)	60	Not presented	Not presented	$60	Not presented		Not presented
Net income	$2,575
The following table presents earnings per share for the nine months ended June 30, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$6,748	1,693	$3.99	$8,727	2,192	(3)	$3.98
Class B common stock	1,588	245	$6.47	$1,586	245		$6.46
Class C common stock	169	11	$15.94	$169	11		$15.92
Participating securities(4)	222	Not presented	Not presented	$221	Not presented		Not presented
Net income	$8,727
The following table presents earnings per share for the three months ended June 30, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$1,814	1,690	$1.07	$2,373	2,214	(3)	$1.07
Class B common stock	428	245	$1.74	$427	245		$1.74
Class C common stock	46	11	$4.29	$47	11		$4.29
Participating securities(4)	85	Not presented	Not presented	$85	Not presented		Not presented
Net income	$2,373

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents earnings per share for the nine months ended June 30, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$6,679	1,702	$3.92	$8,729	2,227	(3)	$3.92
Class B common stock	1,564	245	$6.37	$1,561	245		$6.36
Class C common stock	172	11	$15.70	$172	11		$15.68
Participating securities(4)	314	Not presented	Not presented	$314	Not presented		Not presented
Net income	$8,729
(1)Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million for the three and nine months ended June 30, 2021 and 2020. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 42 million for the three and nine months ended June 30, 2021 and 43 million and 44 million for the three and nine months ended June 30, 2020, respectively. The weighted-average number of shares of preferred stock included within participating securities was 9 million and 14 million of as-converted series A preferred stock for the three and nine months ended June 30, 2021, respectively, 16 million and 32 million of as-converted UK&I preferred stock for the three and nine months ended June 30, 2021 and 2020, respectively, and 22 million and 44 million of as-converted Europe preferred stock for the three and nine months ended June 30, 2021 and 2020, respectively.
(2)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The computation includes common stock equivalents of 3 million for the three and nine months ended June 30, 2021 and 2020 because their effect would have been dilutive. The computation excludes common stock equivalents of less than 1 million for the three and nine months ended June 30, 2021 and 1 million for the three and nine months ended June 30, 2020, because their effect would have been anti-dilutive.
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
Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the nine months ended June 30, 2021:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	1,022,430	$39.51	$207.57
Restricted stock units	2,395,264	$208.05
Performance-based shares(1)	432,714	$229.81
(1)Represents the maximum number of performance-based shares which could be earned.
Related to the EIP, the Company recorded share-based compensation cost, net of estimated forfeitures, of $153 million and $102 million for the three months ended June 30, 2021 and 2020, respectively, and $417 million and $306 million for the nine months ended June 30, 2021 and 2020, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 12—Income Taxes
The effective income tax rates were 41% and 26% for the three and nine months ended June 30, 2021, respectively, and 19% for the three and nine months ended June 30, 2020. The effective tax rates for the three and nine months ended June 30, 2021 differ from the effective tax rates for the same periods in the prior year primarily due to the following:
•during the three months ended June 30, 2021, a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as discussed below;
•during the three months ended June 30, 2021, a $51 million tax benefit as a result of a tax position taken on certain expenses; and
•during the nine months ended June 30, 2021, $147 million of tax benefits as a result of the conclusion of audits by taxing authorities.
On June 10, 2021, the UK enacted legislation that will increase the tax rate from 19% to 25%, effective April 1, 2023. As a result, the Company recorded a non-recurring, non-cash tax expense related to the remeasurement of its net UK deferred tax liabilities, primarily related to intangibles recorded upon the acquisition of Visa Europe in fiscal 2016.
During the three months ended June 30, 2021, the Company’s gross and net unrecognized tax benefits increased by $80 million and $39 million, respectively. During the nine months ended June 30, 2021, the Company’s gross and net unrecognized tax benefits decreased by $37 million and $137 million, respectively. The change in unrecognized tax benefits is related to various tax positions across several jurisdictions. Additionally, for the nine month period, the decrease in unrecognized tax benefits is primarily due to the recognition of previously unrecognized tax benefits as a result of the conclusion of audits by taxing authorities, partially offset by increases in gross timing differences. During the three and nine months ended June 30, 2021, there were no significant changes in accrued interest related to uncertain tax positions. During the three and nine months ended June 30, 2020, the Company’s accrued interest related to uncertain tax positions increased by $18 million and $56 million, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2021	2020
	(in millions)
Balance at beginning of period	$914	$1,203
Provision for uncovered legal matters	5	7
Provision for covered legal matters	23	14
Reestablishment of prior accrual related to interchange multidistrict litigation	—	467
Payments for legal matters	(42)	(535)
Balance at end of period	$900	$1,156
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2021	2020
	(in millions)
Balance at beginning of period	$888	$1,198
Reestablishment of prior accrual related to interchange multidistrict litigation	—	467
Payments for U.S. covered litigation	(7)	(529)
Balance at end of period	$881	$1,136
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the accrual activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2021	2020
	(in millions)
Balance at beginning of period	$21	$5
Provision for VE territory covered litigation	23	14
Payments for VE territory covered litigation	(29)	(5)
Balance at end of period	$15	$14
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) – Putative Class Actions

On December 18, 2020, the plaintiffs purporting to act on behalf of the putative Injunctive Relief Class moved for class certification.

On April 28, 2021, a complaint was filed by Hayley Lanning and others, and on June 16, 2021, a complaint was filed by Camp Grounds Coffee and others, each against Visa and Mastercard on behalf of a purported class of merchants located in 25 states and the District of Columbia who have taken payment using the Square card acceptance service. The complaints allege violations of the antitrust laws of those jurisdictions and seek recovery for plaintiffs as indirect purchasers. To the extent that those plaintiffs’ claims are not released by the Amended Settlement Agreement, Visa believes they are covered by the U.S. Retrospective Responsibility Plan.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 40% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 700 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Belgium and Poland primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa Europe, Visa Inc. and other Visa subsidiaries have settled the claims asserted by over 100 Merchants, leaving more than 550 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.

With regard to the claim asserted by one Merchant, trial before the UK Competition Appeal Tribunal to determine the lawful amount, if any, the plaintiff may be entitled to recover is set for June 2022. Other plaintiffs, whose claims were effectively stayed pending the Supreme Court of the United Kingdom's judgment, are moving their claims forward, mostly before the UK Competition Appeal Tribunal.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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
Euronet Litigation
In the claim by Euronet 360 Finance Limited, Euronet Polska Spolka z.o.o. and Euronet Services spol. s.r.o., trial has been scheduled for a date on or after October 2, 2023.
Plaid Inc. Acquisition
On January 12, 2021, the case filed by the U.S. Department of Justice against Visa and Plaid was dismissed.
German ATM Litigation
In December 2020 and January 2021, six savings banks and cooperative banks filed claims in Germany against Visa Europe challenging Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals with a credit card as anti-competitive. No damages are currently sought. On December 24, 2020, 275 German savings banks initiated conciliation proceedings against Visa Europe, Visa Europe Services, LLC., and Visa Europe Services, Inc. asserting claims related to the same rules. Visa declined participation in these proceedings on March 22, 2021. On April 30, 2021, Visa filed defenses challenging the jurisdiction of the German courts to hear claims brought by certain banks.
U.S. Department of Justice Civil Investigative Demand (2021)
On March 26, 2021, the Antitrust Division of the U.S. Department of Justice (the “Division”) issued a Civil Investigative Demand (“CID”) to Visa seeking documents and information regarding a potential violation of Section 1 or 2 of the Sherman Act, 15 U.S.C. §§ 1, 2. The CID focuses on U.S. debit and competition with other payment methods and networks. Visa is cooperating with the Division in connection with the CID. On June 11, 2021, the Division issued a further CID seeking additional documents and information on the same subjects.
Foreign Currency Exchange Rate Litigation
On July 9, 2021, a class action complaint was filed against Visa in the U.S. District Court for the Northern District of California by several individuals on behalf of a nationwide class, and/or California, Washington, or Illinois subclasses, of cardholders who made a transaction in a foreign currency. The complaint alleges that Visa sets foreign exchange rates in violation of Visa’s rules and bank cardholder agreements, and asserts claims for unjust enrichment and restitution as well as violations of the California Unfair Competition Law, the Washington Consumer Protection Act, and the Illinois Consumer Fraud Act. Plaintiffs seek an injunction, damages, disgorgement, and attorneys’ fees among other relief.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, the measures taken in response, as well as the speed and strength of an economic recovery; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2020 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. Our as-reported U.S. GAAP and non-GAAP net income and diluted earnings per share are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2021	2020	% Change(1)	2021	2020	% Change(1)
	(in millions, except percentages and per share data)
Net income, as reported	$2,575	$2,373	9%	$8,727	$8,729	—%
Diluted earnings per share, as reported	$1.18	$1.07	10%	$3.98	$3.92	2%
Non-GAAP net income(2)	$3,256	$2,347	39%	$9,412	$8,717	8%
Non-GAAP diluted earnings per share(2)	$1.49	$1.06	41%	$4.29	$3.91	10%
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
During the quarter, the year-over-year growth in payments volume, processed transactions, and cross-border volume all improved at various paces globally. The impact that COVID-19 continues to have on our business remains difficult to predict due to numerous uncertainties, including the transmissibility, severity, duration and resurgence of the outbreak, new variants of the virus, the effectiveness of social distancing measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, the availability and rollout of effective treatments or vaccines, the timing of an economic recovery, and the impact to our employees and our operations, the business of our clients, supplier and business partners, and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30 2020, filed with the SEC on November 19, 2020. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first nine months of fiscal 2021. For the three and nine months ended June 30, 2021, net revenues were $6.1 billion and $17.5 billion, respectively, and increased 27% and 5% over the prior-year comparable periods, respectively. The three-month year-over-year changes were primarily due to the growth in nominal payments volume, processed transactions and nominal cross-border volume, as the business laps the initial impacts of COVID-19 starting in March 2020 and various markets relaxed restrictions, partially offset by higher client incentives. The nine-month year-over-year changes were primarily due to the growth in nominal payments volume and processed transactions, partially offset by higher client incentives and lower nominal cross-border volume. During the three and nine months ended June 30, 2021, exchange rate movements, which are partially mitigated by our hedging program, positively impacted our net revenues by approximately one percentage point and one half of a percentage point, respectively.
For the three months ended June 30, 2021, GAAP operating expenses were $2.1 billion and increased 12% over the prior-year comparable period, primarily driven by higher personnel expenses and higher marketing expenses, partially offset by lower general and administrative expenses. For the nine months ended June 30, 2021, GAAP operating expenses were $6.1 billion and increased 4% over the prior-year comparable period, primarily driven by higher personnel expenses, partially offset by lower general and administrative expenses.

For the three months ended June 30, 2021, non-GAAP operating expenses were $2.0 billion and increased 12% over the prior-year comparable period, primarily due to higher personnel expenses and higher marketing expenses, partially offset by lower general and administrative expenses. For the nine months ended June 30, 2021, non-GAAP operating expenses were $5.9 billion and increased 2% over the prior-year comparable period, primarily driven by higher personnel expenses, partially offset by lower general and administrative expenses.
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
•Remeasurement of deferred tax balances. During the three and nine months ended June 30, 2021, in connection with the UK enacted legislation on June 10, 2021 that will increase the tax rate from 19% to 25%, effective April 1, 2023, we remeasured our net deferred tax liabilities, resulting in the recognition of a non-recurring, non-cash income tax expense of $1.0 billion.
•Indirect taxes. During the nine months ended June 30, 2021, we recognized a one-time charge within general and administrative expense of $152 million, before tax. Net of the related income tax benefit of $40 million, determined by applying applicable tax rates, non-GAAP net income increased by $112 million. This charge is to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable law. This one-time charge is not representative of our ongoing operations.
Non-GAAP operating expense, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP financial measures for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,066	$325	$1,814	41.3%	$2,575	$1.18
(Gains) losses on equity investments, net	—	(439)	(99)		(340)	(0.16)
Amortization of acquired intangible assets	(13)	—	3		10	—
Acquisition-related costs	(5)	—	1		4	—
Remeasurement of deferred tax balances	—	—	(1,007)		1,007	0.46
Non-GAAP	$2,048	$(114)	$712	17.9%	$3,256	$1.49

	Nine Months Ended June 30, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$6,057	$276	$3,038	25.8%	$8,727	$3.98
(Gains) losses on equity investments, net	—	(611)	(138)		(473)	(0.22)
Amortization of acquired intangible assets	(38)	—	9		29	0.01
Acquisition-related costs	(13)	—	3		10	—
Remeasurement of deferred tax balances	—	—	(1,007)		1,007	0.46
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$5,854	$(335)	$1,945	17.1%	$9,412	$4.29

	Three Months Ended June 30, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,838	$(67)	$559	19.1%	$2,373	$1.07
(Gains) losses on equity investments, net	—	(51)	(11)		(40)	(0.02)
Amortization of acquired intangible assets	(13)	—	3		10	—
Acquisition-related costs	(4)	—	—		4	—
Non-GAAP	$1,821	$(118)	$551	19.0%	$2,347	$1.06

	Nine Months Ended June 30, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$5,806	$(204)	$2,006	18.7%	$8,729	$3.92
(Gains) losses on equity investments, net	—	(62)	(14)		(48)	(0.02)
Amortization of acquired intangible assets	(35)	—	8		27	0.01
Acquisition-related costs	(11)	—	2		9	—
Non-GAAP	$5,760	$(266)	$2,002	18.7%	$8,717	$3.91
(1)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Pending acquisitions. On June 24, 2021, we entered into a definitive agreement to acquire Tink AB (“Tink”) for €1.8 billion, inclusive of cash and retention incentives. Tink is a European open banking platform that enables financial institutions, fintechs and merchants to build tailored financial management tools, products and services for European consumers and businesses based on their financial data. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
On July 22, 2021, we entered into a definitive agreement to acquire The Currency Cloud Group Limited (“Currencycloud”), a UK-based global platform that enables banks and fintechs to provide innovative foreign exchange solutions for cross-border payments. The acquisition values Currencycloud at £700 million, inclusive of cash and retention incentives. The financial consideration will be reduced by the outstanding equity of Currencycloud that we already own. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
Common stock repurchases. During the three months ended June 30, 2021, we repurchased 10 million shares of our class A common stock in the open market for $2.2 billion. As of June 30, 2021, our repurchase program had remaining authorized funds of $7.8 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Payments volume and processed transactions. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues.
For the three and nine months ended March 31, 2021(1), nominal payments volume growth in the U.S. was 18% and 11%, respectively, driven mainly by consumer debit. For the three and nine months ended March 31, 2021, nominal international payments volume growth was 10% and 4%, respectively, positively impacted by movements in U.S. dollar exchange rates. For the same comparable periods, international payments volume growth on a constant-dollar basis, which excludes the impact of exchange rate movements, was 6% and 3%, respectively. Processed transactions increased as the business laps the initial impacts of COVID-19 starting in March 2020 and the increase also reflects the ongoing worldwide shift to electronic payments.

The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2021	2020	% Change(2)	2021	2020	% Change(2)	2021	2020	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$384	$371	3%	$583	$567	3%	$967	$938	3%
Consumer debit(3)	607	451	34%	584	490	19%	1,191	942	26%
Commercial(4)	167	160	4%	99	91	9%	265	251	6%
Total nominal payments volume(2)	1,157	983	18%	1,266	1,148	10%	2,423	2,131	14%
Cash volume	158	139	14%	463	508	(9)%	621	647	(4)%
Total nominal volume(2),(5)	$1,315	$1,122	17%	$1,729	$1,656	4%	$3,044	$2,778	10%

	U.S.			International			Visa Inc.
	Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)
	2021	2020	% Change(2)	2021	2020	% Change(2)	2021	2020	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,175	$1,200	(2)%	$1,777	$1,874	(5)%	$2,952	$3,074	(4)%
Consumer debit(3)	1,717	1,356	27%	1,782	1,528	17%	3,500	2,884	21%
Commercial(4)	501	502	—%	296	299	(1)%	797	801	—%
Total nominal payments volume(2)	3,393	3,057	11%	3,855	3,702	4%	7,248	6,759	7%
Cash volume	466	431	8%	1,443	1,649	(12)%	1,909	2,081	(8)%
Total nominal volume(2),(5)	$3,859	$3,489	11%	$5,298	$5,351	(1)%	$9,158	$8,840	4%
The following table presents nominal and constant payments and cash volume growth:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended March 31, 2021 vs. 2020(1),(2)		Three Months Ended March 31, 2021 vs. 2020(1),(2)		Nine Months Ended March 31, 2021 vs. 2020(1),(2)		Nine Months Ended March 31, 2021 vs. 2020(1),(2)
	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)	Nominal	Constant(6)
Payments volume growth
Consumer credit growth	3%	(1)%	3%	1%	(5)%	(6)%	(4)%	(5)%
Consumer debit growth(3)	19%	15%	26%	24%	17%	16%	21%	21%
Commercial growth(4)	9%	4%	6%	4%	(1)%	(2)%	—%	(1)%
Total payments volume growth	10%	6%	14%	11%	4%	3%	7%	7%
Cash volume growth	(9)%	(7)%	(4)%	(3)%	(12)%	(9)%	(8)%	(5)%
Total volume growth	4%	2%	10%	8%	(1)%	—%	4%	4%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2021 and 2020, respectively, were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2021 and 2020, respectively.
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

The following table provides the number of transactions involving cards and other form factors carrying the Visa, Visa Electron, Interlink, V PAY and PLUS cards processed on Visa’s networks during the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2021	2020	% Change(1)	2021	2020	% Change(1)
	(in millions, except percentages)
Visa processed transactions	42,561	30,676	39%	119,418	103,391	16%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers.
Results of Operations
Net Revenues
The following table sets forth our net revenues earned in the U.S. and internationally:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
	(in millions, except percentages)
U.S.	$2,806	$2,380	$426	18%	$8,156	$7,747	$409	5%
International	3,324	2,457	867	35%	9,390	8,998	392	4%
Net revenues	$6,130	$4,837	$1,293	27%	$17,546	$16,745	$801	5%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
During the three-month comparable periods, net revenues increased primarily due to the growth in nominal payments volume, processed transactions and nominal cross-border volume, driven by fewer COVID-19 restrictions, partially offset by higher client incentives. During the nine-month comparable periods, net revenues increased primarily due to the growth in nominal payments volume and processed transactions, partially offset by higher client incentives and lower nominal cross-border volume.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. During the three and nine months ended June 30, 2021, exchange rate movements, which are partially mitigated by our hedging program, positively impacted our net revenues by approximately one percentage point and one half of a percentage point, respectively.
The following table sets forth the components of our net revenues:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
	(in millions, except percentages)
Service revenues	$2,828	$2,409	$419	17%	$8,350	$7,587	$763	10%
Data processing revenues	3,327	2,525	802	32%	9,356	8,100	1,256	15%
International transaction revenues	1,696	1,102	594	54%	4,635	4,953	(318)	(6)%
Other revenues	409	314	95	31%	1,185	1,071	114	11%
Client incentives	(2,130)	(1,513)	(617)	41%	(5,980)	(4,966)	(1,014)	20%
Net revenues	$6,130	$4,837	$1,293	27%	$17,546	$16,745	$801	5%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 14% and 7% growth in nominal payments volume during the three and nine-month comparable periods, respectively. Service revenues were also impacted by select pricing modifications and business mix.

•Data processing revenues increased mainly due to overall growth in processed transactions of 39% and 16% during the three and nine-month comparable periods, respectively, as the business laps the initial impacts of COVID-19 starting in March 2020 and various markets relaxed restrictions. For the three-month comparable period, the growth of data processing revenues was negatively impacted by an unfavorable business mix.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes, excluding transactions within Europe, of 62% during the three-month comparable period, as the business laps the initial impacts of COVID-19 starting in March 2020 and border restrictions were relaxed in various markets. The decrease for the nine-month comparable period is mainly due to a decline in nominal cross-border volumes, excluding transactions within Europe, of 7%. International transaction revenues were also impacted by fluctuations in the volatility of a broad range of currencies and business mix.
•Other revenues increased as the business laps the initial impacts of COVID-19 starting in March 2020, driven by higher consulting and data services revenues.
•Client incentives increased in correlation with the increase in payments volumes during the three and nine-month comparable periods. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.
Operating Expenses
The following table sets forth components of our total operating expenses:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
	(in millions, except percentages)
Personnel	$1,098	$941	$157	17%	$3,193	$2,863	$330	12%
Marketing	268	174	94	54%	679	683	(4)	(1)%
Network and processing	186	172	14	8%	538	536	2	—%
Professional fees	108	95	13	13%	273	304	(31)	(10)%
Depreciation and amortization	204	197	7	3%	602	571	31	5%
General and administrative	204	258	(54)	(21)%	770	840	(70)	(8)%
Litigation provision	(2)	1	(3)	(309)%	2	9	(7)	(73)%
Total operating expenses	$2,066	$1,838	$228	12%	$6,057	$5,806	$251	4%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Personnel expenses increased primarily due to increases in headcount and higher incentive compensation, reflecting our strategy to invest in future growth.
•Marketing expenses increased during the three months ended June 30, 2021 as we lapped reductions in spending in the prior year at the outset of COVID-19 as well as higher spending in client marketing and various campaigns, including the Olympic Games Tokyo 2020, which were postponed until summer 2021. During the nine months ended June 30, 2021, marketing expenses decreased primarily due to the planned delay in spending to the second half of fiscal 2021.
•Network and processing expenses increased mainly due to continued technology and processing network investments to support growth.
•Professional fees, which were primarily third party fees related to various corporate projects, increased during the three months ended June 30, 2021 mainly due to the planned delay of our spending to the second half of fiscal 2021. During the nine months ended June 30, 2021, professional fees decreased reflecting non-recurring expenses in the prior year, partially offset by planned delay of our spending to the second half of fiscal 2021.

•Depreciation and amortization expenses increased primarily due to additional depreciation and amortization from our on-going investments, including acquisitions.
•General and administrative expenses decreased in the three months ended June 30, 2021, primarily as a result of favorable foreign currency fluctuations and lower indirect taxes, partially offset by increased usage of travel related product benefits. In the nine months ended June 30, 2021, expenses decreased due to lower travel expenses, lower usage of travel related product benefits and favorable foreign currency fluctuations, partially offset by a one-time charge to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable laws.
Non-operating Income (Expense)
The following table sets forth the components of our non-operating income (expense):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(131)	$(142)	$11	(8)%	$(388)	$(371)	$(17)	4%
Investment income and other	456	75	381	499%	664	167	497	296%
Total non-operating income (expense)	$325	$(67)	$392	(591)%	$276	$(204)	$480	(235)%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense, net decreased during the three months ended June 30, 2021 primarily as a result of lower interest related to income tax liabilities. Interest expense, net increased during the nine-month comparable period primarily due to the issuance of debt in fiscal 2020, partially offset by lower interest due to discrete tax benefits.
•Investment income and other increased in the three and nine months ended June 30, 2021 primarily due to higher gains on our equity investments, partially offset by lower interest income on our cash and investments.
Effective Income Tax Rate
The following table sets forth our effective income tax rates:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Effective income tax rate	41%	19%	26%	19%
The effective income tax rates for the three and nine months ended June 30, 2021 differ from the effective tax rates for the same periods in the prior year primarily due to the following:

•during the three months ended June 30, 2021, a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as discussed below;
•during the three months ended June 30, 2021, a $51 million tax benefit as a result of a tax position taken on certain expenses; and
•during the nine months ended June 30, 2021, $147 million of tax benefits as a result of the conclusion of audits by taxing authorities.
On June 10, 2021, the UK enacted legislation that will increase the tax rate from 19% to 25%, effective April 1, 2023. As a result, we recorded a non-recurring, non-cash tax expense related to the remeasurement of our net UK deferred tax liabilities, primarily related to intangibles recorded upon the acquisition of Visa Europe in fiscal 2016.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2021	2020
	(in millions)
Total cash provided by (used in):
Operating activities	$11,256	$8,344
Investing activities	1,546	2,308
Financing activities	(10,791)	(4,723)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	92	173
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$2,103	$6,102
Operating activities. Cash provided by operating activities for the nine months ended June 30, 2021 was higher than the prior-year comparable period primarily due to growth in our underlying business, lower client incentive payments and the timing and impact of COVID-19 on settlement in the prior-year period.
Investing activities. Cash provided by investing activities for the nine months ended June 30, 2021 decreased primarily due to higher purchases of investment securities, partially offset by higher sales and maturities of investment securities as compared to the prior-year period.
Financing activities. Cash used in financing activities for the nine months ended June 30, 2021 was higher than the prior-year comparable period primarily due to the $3.0 billion principal debt payment upon maturity of our senior notes in December 2020 and the absence of proceeds received from the issuance of senior notes in the prior year, partially offset by lower share repurchases. See Note 7—Debt and Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Sources of Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations, our investment portfolio and access to various equity and borrowing arrangements. Funds from operations are maintained in cash and cash equivalents and short-term or long-term investment securities based upon our funding requirements, access to liquidity from these holdings and the returns that these holdings provide. Based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs, we believe that our current and projected sources of liquidity will be sufficient to meet our projected liquidity needs for more than the next 12 months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions and other relevant circumstances.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2020, except as discussed below.
Common stock repurchases. During the nine months ended June 30, 2021, we repurchased 27 million shares of our class A common stock for $5.7 billion. As of June 30, 2021, our repurchase program had remaining authorized funds of $7.8 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

Dividends. During the nine months ended June 30, 2021, we declared and paid $2.1 billion in dividends to holders of our common and preferred stock. On July 23, 2021, our board of directors declared a cash dividend in the amount of $0.32 per share of class A common stock (determined in the case of class B and C common stock and series A, UK&I and Europe preferred stock on an as-converted basis), which will be paid on September 1, 2021, to all holders of record as of August 13, 2021. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. During the nine months ended June 30, 2021, we repaid $3.0 billion of principal upon maturity of our senior notes due December 14, 2020. See Note 7—Debt to our unaudited consolidated financial statements.
Pending Acquisitions. On June 24, 2021, we entered into a definitive agreement to acquire Tink for €1.8 billion, inclusive of cash and retention incentives. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
On July 22, 2021, we entered into a definitive agreement to acquire Currencycloud for a value of £700 million, inclusive of cash and retention incentives. The financial consideration will be reduced by the outstanding equity of Currencycloud that we already own. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth our purchases of common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1),(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1),(2)
	(in millions, except per share data)
April 1 - 30, 2021	3	$224.40	3	$9,314
May 1 - 31, 2021	4	$227.12	4	$8,380
June 1 - 30, 2021	3	$232.03	3	$7,732
Total	10	$227.83	10
(1)The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.
(2)Our board of directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2020 and 2021, our board of directors authorized a share repurchase program for $9.5 billion and $8.0 billion, respectively. These authorizations have no expiration date. All share repurchase programs authorized prior to January 2021 have been completed.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	July 29, 2021	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2021	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2021	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)