Form 10-K
period 2021-09-30
VISA INC.
filed 2021-11-18
CIK 1403161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s class A common stock, par value $0.0001 per share, held by non-affiliates (using the New York Stock Exchange closing price as of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $358.6 billion. There is currently no established public trading market for the registrant’s class B common stock, par value $0.0001 per share, or the registrant’s class C common stock, par value $0.0001 per share.
As of November 10, 2021, there were 1,669,730,762 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,099,892 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 30, 2021.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations, and cash flows as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, the measures taken in response, as well as the speed and strength of an economic recovery, including the reopening of borders and resumption of international travel; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business
OVERVIEW
Visa is one of the world’s leaders in digital payments. Our mission is to connect the world through the most innovative, reliable and secure payments network — enabling individuals, businesses and economies to thrive. We facilitate global commerce and money movement across more than 200 countries and territories among a global set of consumers, merchants, financial institutions, businesses, strategic partners and government entities through innovative technologies.
Since Visa’s inception in 1958, Visa has been in the business of facilitating payments between consumers and businesses. With new ways to pay, we have evolved into a global company that is a trusted engine of commerce, working to provide payment solutions for everyone, everywhere. We are focused on extending, enhancing and investing in our proprietary network, VisaNet, while seeking new ways to offer products and services and become a single connection point for facilitating any payment transaction, using our network, other networks, or a combination of networks. We offer products and solutions that facilitate secure, reliable and efficient money movement for all participants in the ecosystem.
•We facilitate secure, reliable and convenient transactions among financial institutions, merchants and consumers. We have traditionally referred to this as the “four-party” model. As the payments ecosystem continues to evolve, we have broadened this model to include digital banks, digital wallets and a range of financial technology companies (fintechs), governments and non-governmental organizations (NGOs). We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institution and merchant clients through VisaNet, our advanced transaction processing network. During fiscal year 2021, we saw 232 billion payments and cash transactions with Visa’s brand, equating to an average of 637 million transactions per day. Of the 232 billion total transactions, 165 billion were processed by Visa.
•We offer a wide range of Visa-branded payment products that our 15,100 financial institution clients use to develop and offer core business solutions, including credit, debit, prepaid and cash access programs for individual, business and government account holders. During fiscal year 2021, Visa’s total payments and cash volume was $13 trillion, and 3.7 billion credentials were available worldwide to be used at more than 80 million(1) merchant locations.
•We take an open partnership approach and seek to provide value by enabling access to our global network, including offering our technology capabilities through application programming interfaces (APIs). We partner with both traditional and emerging players to innovate and expand the payments ecosystem, allowing them to leverage the resources of our platform to scale and grow their businesses more quickly and effectively.
•We are accelerating the migration to digital payments and evolving Visa to be a “network of networks” to enable the movement of money through all available networks. We aim to provide a single connection point so that Visa clients can enable money movement for businesses, governments, and consumers regardless of which network is used to start or complete the transaction; ultimately, helping to unify a complex payments ecosystem. Visa’s network of networks approach creates opportunities by facilitating person-to-person (P2P), business-to-consumer (B2C), business-to-business (B2B), business-to-small business (B2b) and government-to-consumer (G2C) payments, in addition to consumer to business (C2B) payments.
•We provide value added services to our clients, including issuer solutions; acceptance solutions; risk and identity solutions; and advisory services.
•We invest in and promote our brand to the benefit of our clients and partners through advertising, promotional and sponsorship initiatives with FIFA, the International Olympic Committee, the International Paralympic Committee and the National Football League (NFL), among others. We also use these sponsorship assets to showcase our payment innovations.
(1) Data provided to Visa by acquiring institutions and other third parties.

FISCAL YEAR 2021 KEY STATISTICS
(1)     Please see Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of our GAAP to non-GAAP financial results.

OUR CORE BUSINESS
In an example of a typical Visa C2B payment transaction, the consumer purchases goods or services from a merchant using a Visa card or payment product. The merchant presents the transaction data to an acquirer, usually a bank or third-party processing firm that supports acceptance of Visa cards or payment products, for verification and processing. Through VisaNet, the acquirer presents the transaction data to Visa, which in turn contacts the issuer to check the account holder’s account or credit line for authorization. After the transaction is authorized, the issuer effectively pays the acquirer an amount equal to the value of the transaction, minus the interchange reimbursement fee, and then posts the transaction to the consumer’s account. The acquirer pays the amount of the purchase, minus the merchant discount rate (MDR), to the merchant.
Visa earns revenue by facilitating money movement across more than 200 countries and territories among a global set of consumers, merchants, financial institutions, businesses, strategic partners and government entities through innovative technologies. Net revenues consist of service revenues, data processing revenues, international transaction revenues and other revenues, minus client incentive arrangements we have with our clients. We have one reportable segment, which is Payment Services. We generally do not experience any pronounced seasonality in our business.
Visa is not a financial institution. We do not issue cards, extend credit, or set rates and fees for account holders of Visa products nor do we earn revenues from, or bear credit risk with respect to, any of these activities. Interchange reimbursement fees reflect the value merchants receive from accepting our products and play a key role in balancing the costs and benefits that account holders and merchants derive from participating in our payments networks. Generally, interchange reimbursement fees are collected from acquirers and paid to issuers. We establish default interchange reimbursement fees that apply absent other established settlement terms. In addition, we do not earn revenues from the fees that merchants are charged by acquirers for acceptance, including the MDR. Our acquiring clients are generally responsible for soliciting merchants as well as establishing and earning these fees.
Our net revenues in fiscal year 2021 consisted of the following:

Visa’s strategy is to accelerate our revenue growth in consumer payments, new flows and value added services, and fortify the key foundations of our business model.
We seek to accelerate revenue growth in three primary areas — consumer payments, new flows and value added services.
Consumer Payments
We are accelerating efforts to move approximately $18 trillion(2) in consumer spending still exchanged in cash and check to cards and digital accounts on Visa’s network of networks.
Core Products
Visa’s growth has been driven by the strength of our core products — credit, debit and prepaid products.
Credit: Credit cards and digital credentials allow consumers and businesses to access credit to pay for goods and services. Credit cards are affiliated with programs operated by financial institution clients, co-brand partners, fintechs and affinity partners.
Debit: Debit cards and digital credentials allow consumers and small businesses to purchase goods and services using funds held in their bank accounts. Debit cards enable account holders to transact in person, online or via mobile without needing cash or checks and without accessing a line of credit. The Visa/PLUS Global ATM network also provides debit, credit and prepaid account holders with cash access, and other banking capabilities, in more than 200 countries and territories worldwide through issuing and acquiring partnerships with both financial institutions and independent ATM operators.
(2) Estimate as of December 2018.

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
Capabilities
We offer capabilities, tools and solutions that enable consumer payments and help our clients grow as digital commerce, new technologies and new participants continue to transform the payments ecosystem. Some of our offerings include:
Tap to Pay
As we seek to improve the user experience in the face-to-face environment, contactless payments or tap to pay, which is tapping a contactless card or mobile device on a terminal to make a payment, has emerged as a preferred way to pay among consumers in many countries around the world. Tap to pay adoption is growing and many consumers have come to expect touchless payment experiences. In addition, Visa continues to work with payments industry partners and governments to support raising contactless payment limits.
Globally we have more than 20 countries with more than 90 percent contactless penetration and nearly 70 countries where tap to pay is more than 50 percent of face-to-face transactions. Excluding the United States, nearly 70 percent of face-to-face transactions globally were contactless. In the U.S., Visa has more than 15 percent contactless penetration. We have 400 million tap-to-pay-enabled Visa cards, and now three cities have above 25 percent face-to-face tap-to-pay penetration: New York, San Francisco and San Jose. We have activated nearly 500 contactless public transport projects worldwide and have nearly 750 projects in our pipeline.
Tokenization
Visa Token Service (VTS) brings trust to digital commerce innovation. As consumers increasingly rely on digital transactions, VTS is designed to enhance the digital ecosystem through improved authorization, reduced fraud and improved customer experience. VTS helps protect digital transactions by replacing 16-digit Visa account numbers with a token protecting the underlying account information. This security technology can work for a variety of payment transactions, both in the physical and online space.
The issuance of network tokens continues to accelerate. In the past 17 months, we have more than doubled the number of network tokens issued from one billion to 2.6 billion. By comparison, it took nearly six years to reach our first one billion network tokens.
Click to Pay
Click to Pay provides a simplified and more consistent cardholder checkout experience online by removing time-consuming key entry of personal information and enabling consumer and transaction data to be passed securely between payments network participants. Based on the EMV® Secure Remote Commerce industry standard, Click to Pay brings a standardized and streamlined approach to online checkout and meets the needs of consumers shopping across a growing number of connected devices. The goal of Click to Pay is to make digital payments safe, consistent, and interoperable like the checkout experience in physical stores.
Cryptocurrency
We enable cryptocurrencies for everyday payments through our global presence, partnership approach and trusted brand. We want to serve as the bridge between the crypto ecosystem and our global network, which would enable our clients to provide consumers the ability to easily convert cryptocurrencies into fiat and access our global network of more than 80 million merchant locations and 15,100 financial institutions. In fiscal year 2021, we had $3.5 billion in payments volume on crypto-linked card programs, which are crypto wallets linked to Visa credentials where cryptocurrencies are converted to fiat currency before funds can be accessed through the Visa credential. We are advancing this effort through our partnerships with nearly 60 crypto platforms on crypto-linked Visa card programs. We are also building infrastructure capabilities and value added services to support crypto use cases, including future settlement in digital currencies, a new Visa Crypto API platform to help financial institutions create a cryptocurrency offering, assisting central banks as they evaluate digital currencies and a growing number of other services and infrastructure capabilities.
New Flows
New flows represent a $185 trillion(3) volume opportunity. Visa’s network of networks approach creates opportunities to capture new sources of money movement through card and non-card flows for consumers, businesses and governments around the world by facilitating P2P, B2C, B2B, B2b and G2C payments.
Visa Direct
Visa Direct is Visa’s global, real-time(4) push payments platform, which reverses the traditional card payment flow by allowing payment originators, through their acquirer, to push funds directly to eligible debit and prepaid cards or accounts. It helps facilitate fast, simple and secure money movement around the world, enabling businesses and consumers to send money directly to a bank account or card, including domestic or cross-border payouts and payments, P2P, payments to small businesses, and corporate, worker, insurance and government payouts.
In fiscal year 2021, we had 5.2 billion Visa Direct transactions, an increase of 50 percent year over year, and more than 20 use cases and 500 programs. Visa Direct connected 16 card-based networks, 66 automated clearing house (ACH) schemes, seven real time payment (RTP) networks and five gateways. With the addition of Visa Direct Payouts, Visa Direct provides access to almost 6 billion credentials across more than 200 countries and territories.
Visa Business Solutions
We are also extending our network with B2B payments. Our three strategic areas of focus include investing and growing card-based payments, accelerating our efforts in non-card, cross-border payments and digitizing domestic accounts payable and accounts receivable processes. We offer a portfolio of business payment solutions, including small business, corporate (travel) cards, purchasing cards, virtual cards and digital credentials, non-card cross-border B2B payment options and disbursement accounts, covering most major industry segments around the world. Business solutions are designed to bring efficiency, controls and automation to small businesses, commercial and government payment processes, ranging from employee travel to fully integrated, invoice-based payables.
Visa B2B Connect is a multilateral B2B cross-border payments network designed to facilitate transactions from the bank of origin directly to the beneficiary bank, helping streamline settlement and optimize payments for financial institutions’ corporate client base. The network delivers B2B cross-border payments that are predictable, flexible, data-rich, secure and cost-effective. Visa B2B Connect continues to scale, with the ability to operate in more than 100 countries and territories.

(3) McKinsey Global Payments Map and Visa Analysis, 2018.
(4) Actual fund availability varies by receiving financial institution, receiving account type, region and whether the transaction is domestic or cross-border.

Value Added Services
Value added services represent an opportunity for us to diversify our revenue with products and solutions that differentiate our network, deepen our client relationships and deliver innovative solutions across other networks.
Issuer Solutions
Visa Debit Processing Service (DPS) is one of the largest issuer processors of Visa debit transactions in the world and is able to deliver agility at scale. Visa DPS provides a wide range of debit, prepaid and credit value added services to clients including call center services, data analytics, campaign management, fraud and risk solutions, and a white-label branded mobile app. Visa DPS continues to extend and expand our capabilities in modern, API-based issuer processing solutions called DPS Forward, which will be used for both the U.S. and international markets. We have expanded Visa DPS into Europe, providing European issuers in select countries access to a comprehensive and end-to-end solution, from core processing services to value added services.
We also provide a range of other services and digital solutions to issuers, such as account controls, digital issuance, branded consumer experiences and buy now pay later (BNPL) capabilities. BNPL or installment payments allow shoppers the flexibility to pay for a purchase in equal payments over a defined period of time. Visa is investing in installments as a payments strategy — by offering our own solution, Visa Installments — and by partnering with innovative installments providers who use our cards and services to support a wider variety of installment options. Visa Installments offers issuing banks the opportunity to offer Visa cardholders the option to divide their total purchase amount into smaller payments during or after checkout, at the store and online at participating merchants.
Acceptance Solutions
Cybersource is a global payment management platform that provides modular, digital capabilities in addition to the traditional gateway function of connecting merchants to payment processing. Using Cybersource, merchants of all sizes can improve the way their consumers engage and transact, mitigate fraud and security risk, lower operational costs and adapt to changing business requirements. Cybersource white-labeled capabilities provide new and enhanced payment integrations with ecommerce platforms, enabling sellers and acquirers to provide tailored commerce experiences with payments seamlessly embedded. Cybersource enables an omnichannel solution with a cloud-based architecture to deliver more innovation at the point-of-sale.
In addition, we provide secure, reliable services for merchants and acquirers that reduce friction and drive acceptance. Examples include Global Urban Mobility, which allows transit operators to accept Visa contactless payments in addition to proprietary closed-loop payment solutions; Rapid Seller Onboarding, which enables digital onboarding of small businesses and acquirers; and Visa Account Updater, which provides updated account information to merchants to strengthen customer relationships and retention. Visa also offers dispute management services, including a network agnostic solution with Verifi that enables merchants to prevent and resolve disputes with a single connection.
Risk and Identity Solutions
Visa’s risk and identity solutions transform data into insights for near real-time decisions and facilitate account holder authentication to help clients prevent fraud and protect account holder data. With the increasing popularity of omnichannel commerce among consumers, preventing fraud helps increase trust in digital payments. Solutions such as Visa Advanced Authorization, Visa Secure, Visa Advanced Identity Score, Visa Consumer Authentication Service, and payment-decisioning solutions from CardinalCommerce empower financial institutions and merchants with tools that help automate and simplify fraud prevention and enhance payment security.
These value added payment security tools layer on top of a suite of programs that protect the safety and integrity of the payment ecosystem, and along with our investments in intelligence and technology, help to prevent, detect and mitigate threats. These programs and Visa’s fraud prevention expertise are among the core benefits of being part of the Visa network. Through the combined efforts of security and identity tools and services, payment and cyber intelligence, insights and learnings from client/partner breach investigations and law enforcement engagement, Visa helps protect financial institutions and merchants from fraud and solve payment security challenges.
Advisory Services
Visa Consulting and Analytics is the payments consulting advisory arm of Visa. The combination of our deep payments expertise, proprietary analytical models applied to a breadth of data and our economic intelligence allows us to identify actionable insights, make recommendations and help implement solutions that can drive better business decisions and measurable outcomes for clients. Visa Consulting and Analytics offers consulting services for issuers, acquirers, merchants, fintechs and other partners, spanning the entire customer journey from acquisition to retention.
We are fortifying the key foundations of our business model, which consist of becoming a network of networks, our technology platforms, security, brand and talent.
Network of Networks
Visa strives to become a network of networks, offering a single connection point for senders and receivers to enable money movement to all endpoints and to all form factors, using all available networks.
Technology Platforms
Visa’s technology platforms include software, hardware, data centers and a large telecommunications infrastructure, each with a distinct architecture and operational footprint wrapped with several layers of security and protection technologies. Visa’s three data centers are a critical part of our global processing environment and have a high redundancy of network connectivity, power and cooling designed to provide continuous availability of systems. Together, these systems deliver the secure, convenient and reliable service that our clients and consumers expect from the Visa brand.
Security
Our in-depth, multi-layer security approach includes a formal program to devalue sensitive and/or personal data through various cryptographic means; embedded security in the software development lifecycle; identity and access management controls to protect against unauthorized access; and advanced cyber detection and response capabilities. We deploy security tools that help keep our clients and consumers safe, while providing buyer and seller solutions that help make Visa the best way to pay and be paid. We also invest significantly in our comprehensive approach to cybersecurity. We deploy security technologies to strengthen data confidentiality, integrity and service availability, emphasizing core cybersecurity capabilities to minimize risk.
Brand
Visa’s brand strength helps deliver added value to our clients and their customers, financial institutions, merchants and partners through compelling brand expressions, a wide range of products and services as well as innovative brand and marketing efforts. In line with our commitment to an expansive and diverse range of partnerships for the benefit of our stakeholders, Visa is the only brand in the world that is a top sponsor of FIFA, the Olympic Games, and the NFL and is one of the most active sponsors of women’s football around the world.
This year, we launched a multi-year brand initiative to spotlight the diverse capabilities of our network and our commitment to enabling global economic inclusion. The “Meet Visa” campaign reintroduced Visa as a network working for everyone.

Talent
Attracting, developing and retaining the best talent globally is critical to our continued success. Our workforce grew from approximately 20,500 in fiscal year 2020 to approximately 21,500 employees in fiscal year 2021. Visa employees are located in more than 80 countries, with more than 49 percent located outside the U.S. Voluntary workforce turnover (rolling 12-month attrition) was 9.3 percent as of September 30, 2021. At the end of fiscal year 2021, Visa’s global workforce was 58 percent male and 42 percent female, and women represented 35 percent of Visa’s leadership (defined as vice president level and above). In the U.S., ethnicity of our workforce was 41 percent Asian, 7 percent Black, 12 percent Hispanic, 3 percent Other and 37 percent White. For our U.S. leadership, the breakdown was 20 percent Asian, 6 percent Black, 12 percent Hispanic, 2 percent Other and 59 percent White.
At Visa, we have an unwavering commitment to inclusion and diversity, and we foster an inclusive workplace to encourage diversity of thought, culture and background. In 2020, we established “Stand Together” goals in support of social justice and racial equality in the U.S. focused on our people, our community and our company. We are proud of the progress we made in fiscal year 2021, including the launch of the Visa Black Scholars and Jobs Program in the U.S. with the inaugural class of 50 Visa Black Scholars who will participate in year-round programs and training aimed at developing their professional and technical skills. Upon graduation, all Scholars who have met their commitments will be offered a full-time job with Visa.
We have also increased the number of underrepresented employees in the U.S. We are supporting Visa’s commitment to recruit and retain diverse talent by launching employee development programs and partnering with several non-profit and community organizations, as well as historically black colleges and a generally more diverse set of universities to develop our talent pipeline. Visa is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis. More details regarding our human capital management, as well as enhanced workforce disclosures that include our 2020 Consolidated EEO-1 Report and our 2020 Environmental, Social and Governance (ESG) Report can be found on our website at usa.visa.com/about-visa/esg.html.
For additional information, please see the section titled “Talent and Human Capital Management” in Visa’s 2021 Proxy Statement.
FINTECH AND DIGITAL PARTNERSHIPS
Fintechs are key enablers of new payment experiences and new flows. Our work with fintechs has opened new points of acceptance, extended credit at the point of sale, made cross-border money flows more efficient, moved B2B spend onto Visa’s network, expedited payroll and provided digital wallet customers access to our services.
To better serve fintechs, Visa has a suite of streamlined commercial programs and digital onboarding tools. Our Fintech Fast Track program enables qualifying fintechs to quickly launch and scale their programs. The program has welcomed hundreds of fintechs who are actively engaged in the program.
With our startup engagement programs, the Visa Everywhere Initiative and the Inclusive Fintech 50, early-stage companies can build payment solutions based on our capabilities. With Visa Fintech Partner Connect, a program launched globally this year, we are helping our clients tap into innovations emerging from the fintech community. The program is designed to help financial institutions quickly connect with a vetted and curated set of technology providers, helping Visa’s issuing partners create digital-first experiences without the cost and complexity of building the back-end technology in-house.
MERGERS AND ACQUISITIONS AND STRATEGIC INVESTMENTS
Visa continually explores opportunities to augment our capabilities and provide meaningful value to our clients. Mergers and acquisitions and strategic investments complement our internal development and enhance our partnerships to align with Visa’s priorities. Visa applies a rigorous business analysis to our acquisitions and investments to ensure they will differentiate our network, provide value added services and accelerate growth.
In fiscal year 2021, we acquired YellowPepper to accelerate our network of networks strategy in Latin America and the Caribbean by becoming a single point of access for initiating multiple transaction types and significantly reducing the time-to-market and cost for issuers and processors to launch card and account agnostic payments solutions.

On June 24, 2021, we signed a definitive agreement to acquire Tink AB (Tink), a European open banking platform that enables financial institutions, fintechs and merchants to build tailored financial management tools, products and services for European consumers and businesses based on their financial data.
On July 22, 2021, we signed a definitive agreement to acquire The Currency Cloud Group Limited (Currencycloud), a UK-based global platform that enables banks and fintechs to provide innovative foreign exchange solutions for cross-border payments. The Tink and Currencycloud transactions are subject to regulatory approvals and other customary closing conditions.
Environmental, Social and Governance
As a trusted brand, Visa has an opportunity and responsibility to contribute to a more inclusive, equitable and sustainable world. We believe that economies that include everyone everywhere, uplift everyone everywhere. As we build business resilience and long-term value, we are committed to managing the risks and opportunities that arise from ESG issues. We are focused on empowering people and economies; securing commerce and protecting customers; investing in our workforce; protecting the planet; and operating responsibly. Our 2020 ESG report, which provides enhanced ESG disclosures is available on our website at usa.visa.com/about-visa/esg.html.
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
COMPETITION
The global payments industry continues to undergo dynamic change. Existing and emerging competitors compete with Visa’s network and payment solutions for consumers and for participation by financial institutions and merchants. Technology and innovation are shifting consumer habits and driving growth opportunities in ecommerce, mobile payments, blockchain technology and digital currencies. These advances are enabling new entrants, many of which depart from traditional network payment models. In certain countries, the evolving regulatory landscape is creating local networks or enabling additional processing competition.
We compete against all forms of payment. This includes paper-based payments, primarily cash and checks, and all forms of electronic payments. Our electronic payment competitors principally include:
Global or Multi-Regional Networks: These networks typically offer a range of branded, general purpose card payment products that consumers can use at millions of merchant locations around the world. Examples include Mastercard, American Express, Discover, JCB and UnionPay. These competitors may be more concentrated in specific geographic regions, such as JCB in Japan and Discover in the U.S., or have a leading position in certain countries, such as UnionPay in China. See Item 1A—Risk Factors—Regulatory Risks—Government-imposed obligations and/or restrictions on international payment systems may prevent us from competing against providers in certain countries, including significant markets such as China, India and Russia. Based on available data, Visa is one of the largest retail electronic funds transfer networks used throughout the world.

The following chart compares our network with these network competitors for calendar year 2020(1):

	Visa	Mastercard	American Express	JCB	Diners Club
Payments Volume ($B)	8,911	4,743	1,005	308	166
Total Volume ($B)	11,383	6,337	1,011	317	178
Total Transactions (B)	205	126	9	5	3
Cards (M)	3,586	2,334	112	141	65
(1)Mastercard, American Express, JCB and Diners Club / Discover data sourced from The Nilson Report issue 1199 (June 2021). Mastercard excludes Maestro and Cirrus figures. American Express, Diners Club / Discover, and JCB include business from third-party issuers. JCB figures include other payment-related products and some figures are estimates.
Local and Regional Networks: Operated in many countries, these networks often have the support of government influence or mandate. In some cases, they are owned by financial institutions or payment processors. These networks typically focus on debit payment products, and may have strong local acceptance, and recognizable brands. Examples include STAR, NYCE, and Pulse in the U.S., Interac in Canada, EFTPOS in Australia and Mir in Russia.
Alternative Payment Providers: These providers such as digital wallets, closed commerce ecosystems, BNPL solutions, cryptocurrency platforms, and account-to-account systems often have a primary focus of enabling payments through ecommerce and mobile channels; however, they are expanding or may expand their offerings to the physical point of sale. These companies may process payments using in-house account transfers between parties, electronic funds transfer networks like the ACH, global or local networks like Visa, or some combination of the foregoing. In some cases, these entities are both a partner and a competitor to Visa.
ACH and RTP Networks: These networks are often governed by local regulations. Primarily focused on interbank transfers, many are adding capabilities that may make them more competitive for retail payments. We also compete with closed-loop payment systems, emerging payments networks, wire transfers and electronic benefit transfers.
Payment Processors: We compete with payment processors for the processing of Visa transactions. These processors may benefit from mandates requiring them to handle processing under local regulation. For example, as a result of regulation in Europe under the Interchange Fee Regulation (IFR), we may face competition from other networks, processors and other third parties who could process Visa transactions directly with issuers and acquirers.
Value Added Products and Service Providers: We face competition from companies that provide alternatives to our value added products and services, including information services and consulting firms that provide consulting services and insights to financial institutions, merchants and governments and technology companies that provide cyber and fraud solutions. Regulatory initiatives could also lead to increased competition in this space.
We believe our fundamental value proposition of security, convenience, speed and reliability as well as the number of credentials and our acceptance footprint help us to succeed. In addition, we understand the needs of the individual markets in which we operate and partner with local financial institutions, merchants, fintechs, governments, NGOs and business organizations to provide tailored and innovative solutions. Our network of networks strategy implies that we have and we will continue to utilize other networks to facilitate the movement of money. We believe Visa is well-positioned competitively due to our global brand, our broad set of payment products and value added services, and our proven track record of processing payment transactions securely and reliably.
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
Government-Imposed Market Participation Restrictions: Certain governments, including China, India, Indonesia, Russia, Thailand and Vietnam, have taken actions to promote domestic payments systems and/or certain issuers, payments networks or processors, by imposing regulations that favor domestic providers, impose local ownership requirements on processors, require data localization or mandate that domestic processing be done in that country.
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
Internet Transactions: Many jurisdictions have adopted regulations that require payment system participants to monitor, identify, filter, restrict or take other actions with regard to certain types of payment transactions on the Internet, such as gambling, digital currencies, the purchase of cigarettes or alcohol and other controversial transaction types.
Network Exclusivity and Routing: In the U.S., the Dodd-Frank Act limits network exclusivity and restrictions on merchant routing choice for the debit and prepaid market segments. Other jurisdictions impose similar limitations, such as the IFR’s prohibition in Europe on restrictions that prevent multiple payment brands or functionality on the same card.
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
Supervisory Oversight of the Payments Industry: Visa is subject to financial sector oversight and regulation in substantially all of the jurisdictions in which we operate. In the U.S., for example, the Federal Financial Institutions Examination Council (FFIEC) has supervisory oversight over Visa under applicable federal banking laws and policies as a technology service provider to U.S. financial institutions. The federal banking agencies comprising the FFIEC are the Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the National Credit Union Administration. Visa also may be separately examined by the Bureau of Consumer Financial Protection as a service provider to the banks that issue Visa-branded consumer credit and debit card products. Central banks in other countries/regions, including Europe, India, Russia, Ukraine and the United Kingdom (as discussed below), have recognized or designated Visa as a retail payment system under various types of financial stability regulations. Visa is also subject to oversight by banking and financial sector authorities in other jurisdictions, such as Brazil and Hong Kong.
European and United Kingdom Regulations and Supervisory Oversight: Visa in Europe continues to be subject to complex and evolving regulation in the United Kingdom and the European Economic Area (EEA). Specifically, in the United Kingdom, Visa Europe is designated as a Recognized Payment System, bringing it within the scope of the Bank of England’s supervisory powers and subject to various requirements, including on issues such as governance and risk management designed to maintain the stability of the United Kingdom’s financial system. Visa Europe is also regulated by the United Kingdom’s Payment Systems Regulator (PSR), which has wide-ranging powers and authority to review our business practices, systems, rules and fees with respect to promoting competition and innovation in the United Kingdom, and ensuring payments meet account holder needs.

Furthermore, there are a number of EU regulations that impact our business. As discussed above, the IFR regulates interchange rates within Europe, requires Visa Europe to separate its payment card scheme activities from processing activities for accounting, organization, and decision-making purposes within the EU and imposes limitations on network exclusivity and routing. National competent authorities in the EU are responsible for monitoring and enforcing the IFR in their markets. We are also subject to regulations governing privacy and data protection, anti-bribery, anti-money laundering, anti-terrorism and sanctions. Other regulations in Europe, such as the second Payment Services Directive (PSD2), require, among other things, that our financial institution clients provide certain customer account access rights to emerging non-financial institution players. PSD2 also includes strong customer authentication requirements for certain transactions that could impose both operational complexity on Visa and negatively impact consumer payment experiences.
Post-Brexit, the United Kingdom has adopted various European regulations, including regulations that impact the payments ecosystem such as the IFR and PSD2. The PSR is responsible for monitoring Visa Europe’s compliance with the IFR as adopted in the United Kingdom.
ESG and Sustainability: Certain governments around the world are adopting laws and regulations pertaining to ESG performance, transparency and reporting. Regulations may include mandated corporate reporting on ESG overall (e.g., EU Sustainable Reporting Directive) or in individual areas such as mandated reporting on climate-related financial disclosures.
Additional Regulatory Developments: Various regulatory agencies across the world also continue to examine a wide variety of other issues, including mobile payment transactions, tokenization, access rights for non-financial institutions, money transfer services, identity theft, account management guidelines, disclosure rules, security and marketing that could affect our financial institution clients and our business. Furthermore, following the passage of PSD2 in Europe, several countries, including Australia, Brazil, Canada, Hong Kong and Mexico, are contemplating granting or have already granted various types of access rights to third party processors, including access to consumer account data maintained by our financial institution clients. These changes could have negative implications for our business depending on how the regulations are framed and implemented.
AVAILABLE INFORMATION
Our corporate website is usa.visa.com/about-visa.html. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to the U.S. Securities Exchange Act of 1934, as amended, can be viewed at www.sec.gov and our investor relations website at investor.visa.com as soon as reasonably practicable after these materials are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). In addition, we routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our ESG, corporate responsibility and sustainability initiatives is also available on our website at usa.visa.com/about-visa/esg.html. The content of any of our websites referred to in this report is not incorporated by reference into this report or any other filings with the SEC.

ITEM 1A. Risk Factors
Regulatory Risks
We are subject to complex and evolving global regulations that could harm our business and financial results.
As a global payments technology company, we are subject to complex and evolving regulations that govern our operations. See Item 1—Business—Government Regulation for more information on the most significant areas of regulation that affect our business. The impact of these regulations on us, our clients, and other third parties could limit our ability to enforce our payments system rules; require us to adopt new rules or change existing rules; affect our existing contractual arrangements; increase our compliance costs; require us to make our technology or intellectual property available to third parties, including competitors, in an undesirable manner; and reduce our revenue opportunities. As discussed in more detail below, we may face differing rules and regulations in matters like interchange reimbursement rates, preferred routing, domestic processing requirements, currency conversion, point-of-sale transaction rules and practices, privacy, data use or protection, licensing requirements, and associated product technology. As a result, the Visa operating rules and our other contractual commitments may differ from country to country or by product offering. Complying with these and other regulations increases our costs and could reduce our revenue opportunities. Our diversification into new product offerings and participation in new flows could also introduce new licensing and other regulatory obligations that impact our business.
If widely varying regulations come into existence worldwide, we may have difficulty rapidly adjusting our product offerings, services, fees and other important aspects of our business in the regions where we operate. Our compliance programs and policies are designed to support our compliance with a wide array of regulations and laws, such as anti-money laundering, anti-corruption, competition, money transfer services, privacy and sanctions, and we continually enhance our compliance programs as regulations evolve. However, we cannot guarantee that our practices will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or we are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and proceedings, and damage to our global brands and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could negatively impact or reduce the number of Visa products our clients issue, the volume of payments we process, our revenues, our brands, our competitive positioning, our ability to use our intellectual property to differentiate our products and services, the quality and types of products and services we offer, the countries in which our products are used, and the types of consumers and merchants who can obtain or accept our products, all of which could harm our business.
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
Interchange reimbursement fees, certain operating rules and related practices continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have reviewed or are reviewing these fees, rules, and practices. For example, regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. The Dodd-Frank Act also limits issuers’ and our ability to adopt network exclusivity and preferred routing in the debit and prepaid area, which also impacts our business. Earlier this year, the Federal Reserve issued a notice of proposed rulemaking that would, among other things, require issuers to ensure that at least two networks are available for routing card not present debit transactions. Various stakeholder groups are also advocating that the Federal Reserve further lower interchange fees on debit transactions and restrict the ability of payments networks to enter into certain incentive and growth agreements with issuers. In addition, there continues to be interest in further regulation of interchange fees and routing practices by members of Congress and state legislators in the U.S. The EU’s IFR places an effective cap on consumer credit and consumer debit interchange fees for both domestic and cross-border transactions within the EEA (30 basis points and 20 basis points, respectively). EU member states have the ability to further reduce these interchange levels within their territories. The European Commission concluded its impact assessment of the IFR, indicating that while it does not intend to expand the legislation at this time, it will continue to monitor market dynamics. Countries in other parts of the world, including the Latin America region, have either adopted or are exploring interchange caps. For example, in March 2017, Argentina’s central bank passed regulations that cap interchange fees on credit and debit transactions. In March 2018, Brazil adopted interchange caps on debit transactions and in March 2020, the Congress in Costa Rica passed legislation allowing the Central Bank to regulate interchange and other fees. This trend to regulate pricing continued in Latin America in 2021, when the President in Chile signed legislation to create a committee to set interchange caps. Finally, in Australia, the Reserve Bank completed its review of the country’s payment system regulations and made a series of preliminary recommendations including, to further lower interchange rates for debit transactions, and set expectations for issuers and acquirers in the country to support greater issuance and acceptance of dual-badged debit cards and allow merchant choice routing on certain transactions.
When we cannot set default interchange reimbursement rates at optimal levels, issuers and acquirers may find our payments system less attractive. This may increase the attractiveness of other payments systems, such as our competitors’ closed-loop payments systems with direct connections to both merchants and consumers. We believe some issuers may react to such regulations by charging new or higher fees, or reducing certain benefits to consumers, which make our products less appealing to consumers. Some acquirers may elect to charge higher MDR regardless of the Visa interchange reimbursement rate, causing merchants not to accept our products or to steer customers to alternative payments systems or forms of payment. In addition, in an effort to reduce the expense of their payment programs, some issuers and acquirers have obtained, and may continue to obtain, incentives from us, including reductions in the fees that we charge, which may directly impact our revenues.
In addition to the regulation of interchange reimbursement fees, a number of regulators impose restrictions on other aspects of our payments business. For example, many governments including, but not limited to governments in India and Turkey are using regulation to further drive down MDR, which could negatively affect the economics of our transactions. Some countries in Latin America, like Peru and Chile are relying on antitrust-driven regulatory actions that can have implications for how the payments ecosystem and four party model operate. The PSR’s review of the acquiring market in the United Kingdom could lead to additional regulatory pressure on our business. With increased merchant lobbying, we could also begin to see regulatory interest in network fees. Government regulations or pressure may also require us to allow other payments networks to support Visa products or services, or to have the other network’s functionality or brand marks on our products. As innovations in payment technology have enabled us to expand into new products and services, they have also expanded the potential scope of regulatory influence. For instance, new products and capabilities, including tokenization, push payments, and non-card based payment flows (e.g., Visa B2B Connect) could bring increased licensing or authorization requirements in the countries where the product or capability is offered. In addition, the EU’s requirement to separate scheme and processing adds costs and impacts the execution of our commercial, innovation and product strategies.
We are also subject to central bank oversight in a growing number of countries, including, Brazil, India, Russia, the United Kingdom and within the EU. Furthermore, some countries with existing oversight frameworks are looking to further enhance their regulatory powers. This oversight could result in new governance, reporting, licensing, cybersecurity, processing infrastructure, capital, or credit risk management requirements. We could also be required to adopt policies and practices designed to mitigate settlement and liquidity risks, including increased requirements to maintain sufficient levels of capital and financial resources locally, as well as localized risk management or governance. Increased oversight could also include new criteria for member participation and merchant access to our payments system. Additionally, regulators in other jurisdictions are considering or adopting approaches based on similar regulatory principles.
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
Regulatory initiatives in India also suggest growing nationalistic priorities, including a data localization mandate passed by the government, which has cost implications for us and could affect our ability to effectively compete with domestic payment providers. Furthermore, any inability to meet the requirements of the data localization mandate could impact our ability to do business in India. In Europe, with the support of the European Central Bank, a group of European banks have announced their intent to launch a pan-European payment system, the European Payments Initiative or EPI, with the purported intent to reduce the risks of disintermediation by international technology companies and continued reliance on international payments networks for intra-Europe card transactions. Furthermore, regional groups of countries, such as the Gulf Cooperation Council (GCC) and a number of countries in Southeast Asia, are considering, or may consider, efforts to restrict our participation in the processing of regional transactions. The African Development Bank has also indicated an interest in supporting national payment systems in its efforts to expand financial inclusion and strengthen regional financial stability. Finally, some countries such as South Africa are mandating on-shore processing of domestic transactions. Geopolitical events, including sanctions, trade tensions or other types of activities could potentially intensify any or all of these activities, which could adversely affect our business.
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
Co-badging and co-residency regulations may pose additional challenges in markets where Visa competes with national networks for issuance and routing. For example, in China, certain banks have issued dual-branded cards for which domestic transactions in China are processed by UnionPay and transactions outside of China are processed by us or other international payments networks. The PBOC is contemplating that dual-branded cards could be phased out over time as new licenses are issued to international companies to participate in China’s domestic payments market. Accordingly, we have been working with Chinese issuers to issue Visa-only branded cards for international travel, and later for domestic transactions after we obtain a BCCI license. However, notwithstanding such efforts, the phase out of dual-branded cards may decrease our payment volumes and impact the revenue we generate in China. Furthermore, as discussed above, Australia is contemplating additional requirements to mandate dual-badged or co-badged cards that support the local domestic debit network, Eftpos.
Mir and UnionPay have grown rapidly in Russia and China, respectively, and are actively pursuing international expansion plans, which could potentially lead to regulatory pressures on our international routing rule (which requires that international transactions on Visa cards be routed over VisaNet). Furthermore, although regulatory barriers shield Mir and UnionPay from competition in Russia and China, respectively, alternative payment providers such as Alipay and WeChat Pay have rapidly expanded into ecommerce, offline, and cross-border payments, which could make it difficult for us to compete even if our license is approved in China. NetsUnion Clearing Corp, a

Chinese digital transaction routing system, and other such systems could have a competitive advantage in comparison with international payments networks.
Finally, central banks in a number of countries, including those in Argentina, Australia, Brazil, Canada and Russia, are in the process of developing or expanding national real-time payments networks with the goal of driving a greater number of domestic transactions onto these systems. Similarly, an increasing number of jurisdictions are exploring the concept of building central bank digital currencies for retail payments. If successfully deployed, these national payment platforms and digital currencies could have significant implications for Visa’s domestic and cross-border payments, including potential disintermediation.
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
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. For example, in July 2020 the Court of Justice of the European Union (CJEU) ruled to invalidate the U.S./EU Privacy Shield — a legal framework that allowed participating companies to transfer personal data from EU member states to the U.S. Visa has never used the Privacy Shield framework for its transfers, and relies instead on standard contractual clauses. However, the CJEU ruling made clear that these transfer mechanisms will be subject to additional scrutiny as well. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the EU’s and UK’s General Data Protection Regulation (GDPR) extends the scope of the EU and UK data protection law to all companies processing data of EU and UK residents, regardless of the company’s location. The law requires companies to comply with a broad range of requirements regarding the handling of personal information. Although we have a global data privacy program that addresses the requirements applicable to our international business, our ongoing efforts to comply with GDPR and rapidly emerging privacy and data protection laws in countries such as India or states in the U.S. such as Colorado and Virginia may increase the complexity of our compliance operations, entail substantial expenses, divert resources from other initiatives and projects, and could limit the services we are able to offer.
Furthermore, inconsistent local and regional regulations restricting location, movement, collection, use and management of data may limit our ability to innovate or compete in certain jurisdictions. For example, China adopted its first comprehensive privacy law, the Personal Information Protection Law (PIPL), which took effect in November 2021. Although certain details of PIPL may require further regulatory clarification or guidance, Visa could be impacted more significantly if our license is approved and we begin conducting domestic bank card clearing activity in China. Lastly, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
We may be subject to tax examinations or disputes, or changes in tax laws.
We exercise significant judgment and make estimates in calculating our worldwide provision for income taxes and other tax liabilities. Although we believe our tax estimates are reasonable, many factors may limit their accuracy. We are currently under examination by, or in disputes with, the U.S. Internal Revenue Service, the UK’s HM Revenue and Customs as well as tax authorities in other jurisdictions, and we may be subject to additional examinations or disputes in the future. Relevant tax authorities may disagree with our tax treatment of certain material items and thereby increase our tax liability. Failure to sustain our position in these matters could harm our cash flow and financial position. In addition, changes in existing laws in the U.S. or foreign jurisdictions, including unilateral actions of foreign jurisdictions to introduce digital services taxes, or changes resulting from the Organisation for Economic Cooperation and Development’s Programme of Work, related to the revision of profit allocation and nexus rules and design of a system to ensure multinational enterprises pay a minimum level of tax to the countries where we earn revenue, may also materially affect our effective tax rate. A substantial increase in our tax payments could have a material, adverse effect on our financial results. See also Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Litigation Risks
We may be adversely affected by the outcome of litigation or investigations, despite certain protections that are in place.
We are involved in numerous litigation matters, investigations, and proceedings asserted by civil litigants, governments, and enforcement bodies investigating or alleging, among other things, violations of competition and antitrust law, consumer protection law, privacy law and intellectual property law (these are referred to as “actions” in this section). Details of the most significant actions we face are described more fully in Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. These actions are inherently uncertain, expensive and disruptive to our operations. In the event we are found liable in any material action, particularly in a large class action lawsuit, such as one involving an antitrust claim entitling the plaintiff to treble damages in the U.S., or we incur liability arising from a government investigation, we may be required to pay significant awards, settlements or fines. In addition, settlement terms, judgments, orders or pressures resulting from actions may harm our business by influencing or requiring us to modify, among other things, the default interchange reimbursement rates we set, the Visa operating rules or the way in which we enforce those rules, our fees or pricing, or the way we do business. These actions or their outcomes may also influence regulators, investigators, governments or civil litigants in the same or other jurisdictions, which may lead to additional actions against Visa. Finally, we are required by some of our commercial agreements to indemnify other entities for litigation brought against them, even if Visa is not a defendant.
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
The global payments space is intensely competitive. As technology evolves, new competitors or methods of payment emerge, and existing clients and competitors assume different roles. Our products compete with cash, checks, electronic funds, virtual currency payments, global or multi-regional networks, other domestic and closed-loop payments systems, and alternative payment providers primarily focused on enabling payments through ecommerce and mobile channels. As the global payments space becomes more complex, we face increasing competition from our clients, other emerging payment providers such as fintechs, other digital payments, technology companies that have developed payments systems enabled through online activity in ecommerce, social media, and mobile channels, as well as governments in a number of jurisdictions (e.g. Brazil, India and Russia), that are developing, supporting and/or operating national schemes, real time payments networks and other payment platforms.
Our competitors may acquire or develop substantially better technology, have more widely adopted delivery channels or have greater financial resources. They may offer more effective, innovative or a wider range of programs, products and services. They may use more effective advertising and marketing strategies that result in broader brand recognition, and greater use, including with respect to issuance and merchant acceptance. They may also develop better security solutions or more favorable pricing arrangements. Moreover, even if we successfully adapt to technological change and the proliferation of alternative types of payment services by developing and offering our own services in these areas, such services may provide less favorable financial terms for us than we currently receive from VisaNet transactions, which could hurt our financial results and prospects.
Certain of our competitors operate with different business models, have different cost structures or participate in different market segments. Those business models may ultimately prove more successful or more adaptable to regulatory, technological and other developments. In some cases, these competitors have the support of government mandates that prohibit, limit or otherwise hinder our ability to compete for transactions within certain countries and regions. Some of our competitors, including American Express, Discover, private-label card networks, virtual currency providers, technology companies that enable the exchange of digital assets, and certain alternative payments systems like Alipay and WeChat Pay, operate closed-loop payments systems, with direct connections to both merchants and consumers. Government actions or initiatives such as the Dodd-Frank Act, the IFR in Europe, or real time payment initiatives by governments such as the U.S. Federal Reserve’s FedNow or the Central Bank of Brazil’s Pix system may provide competitors with increased opportunities to derive competitive advantages from these business models, and may create new competitors, including in some cases the government itself. Similarly, regulation in Europe under PSD2 and the IFR may require us to open up access to, and allow participation in, our network to additional participants, and reduce the infrastructure investment and regulatory burden on competitors. We also run the risk of disintermediation due to factors such as emerging technologies and platforms, including mobile payments, alternative payment credentials, other ledger technologies or payment forms, and by virtue of increasing bilateral agreements between entities that prefer not to use our payments network for processing transactions. For example, merchants could process transactions directly with issuers, or processors could process transactions directly with issuers and acquirers.
We expect the competitive landscape to continue to shift and evolve. For example:
•we, along with our competitors, clients, network participants, and others are developing or participating in alternative payments systems or products, such as mobile payment services, ecommerce payment services, P2P payment services, real-time and faster payment initiatives, and payment services that permit ACH or direct debits from or to consumer checking accounts, that could either reduce our role or otherwise disintermediate us from the transaction processing or the value added services we provide to support such processing. Examples include initiatives from The Clearing House, an association consisting of large financial institutions that has developed its own faster payments system; Early Warning Services, which operates Zelle, a bank-offered alternative network that provides another platform for faster funds or real-time payments across a variety of payment types, including P2P, corporate and government disbursement, bill pay and deposit check transactions; and cryptocurrency or stablecoin-based payments initiatives.
•similarly, many countries are developing or promoting domestic networks, switches and real-time payment systems (e.g. India, Russia, as well as Europe). To the extent these governments mandate local banks and merchants to use and accept these systems for domestic or other transactions, prohibit international payments networks, like Visa, from participating on those systems, and/or impose restrictions or prohibitions, on international payments networks from offering payment services on such transactions, we could face the risk of our business being disintermediated in those countries. For example, in Argentina, the government has mandated local acquirers to use debit card credentials to initiate payment transactions on a government-sponsored national real-time payment system. Furthermore, in some regions (e.g., Southeast Asia; the Middle East), through intergovernmental organizations such as the Association of Southeast Asian Nations and the GCC, some countries are looking into cross-border connectivity of such domestic systems;
•parties that process our transactions may try to minimize or eliminate our position in the payments value chain;
•parties that access our payment credentials, tokens and technologies, including clients, technology solution providers or others might be able to migrate or steer account holders and other clients to alternative payment methods or use our payment credentials, tokens and technologies to establish or help bolster alternate payment methods and platforms;
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
Our revenues and profits are dependent on our client and merchant base, which may be costly to win, retain, and develop.
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
In addition, we face intense competitive pressure on the prices we charge our financial institution clients. In order to stay competitive, we may need to adjust our pricing or offer incentives to our clients to increase payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of Visa products and services. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. In addition, we offer incentives to certain merchants or acquirers to win routing preference in relation to other network options or forms of payment. Market pressures on pricing, incentives, fee discounts, and rebates could moderate our growth. If we are not able to implement cost containment and productivity initiatives in other areas of our business or increase our volumes in other ways to offset or absorb the financial impact of these incentives, fee discounts, and rebates, it may harm our net revenues and profits.
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
We rely in part on merchants and their relationships with our clients to maintain and expand the use and acceptance of Visa products. Certain merchants and merchant-affiliated groups have been exerting their influence in the global payments system in certain jurisdictions, such as the U.S., Canada and Europe, to attempt to lower their acceptance costs by lobbying for new legislation, seeking regulatory intervention, filing lawsuits and in some cases, refusing to accept Visa products. If they are successful in their efforts, we may face increased compliance and litigation expenses, issuers may decrease their issuance of our products, and consumer usage of our products could be adversely impacted. For example, in the U.S., certain stakeholders have raised concerns regarding how payment security standards and rules may impact debit routing choice and the cost of payment card acceptance. In addition to ongoing litigation related to the U.S. migration to EMV-capable cards and point-of-sale terminals, U.S. merchant-affiliated groups and processors have expressed concerns regarding the EMV certification process and some policymakers have expressed concerns about the roles of industry bodies such as EMVCo and the Payment Card Industry Security Standards Council in the development of payment card standards. Additionally, some merchants and processors have advocated for changes to industry practices and Visa acceptance requirements at the point of sale, including the ability for merchants to accept only certain types of Visa products, to mandate only PIN authenticated transactions, to differentiate or steer among Visa product types issued by different financial institutions, and to impose surcharges on customers presenting Visa products as their form of payment. If successful, these efforts could adversely impact consumers’ usage of our products, lead to regulatory enforcement and/or litigation, increase our compliance and litigation expenses, and harm our business.

We depend on relationships with financial institutions, acquirers, processors, merchants, payment facilitators, ecommerce platforms, fintechs and other third parties.
As noted above, our relationships with industry participants are complex and require us to balance the interests of multiple third parties. For instance, we depend significantly on relationships with our financial institution clients and on their relationships with account holders and merchants to support our programs and services, and thereby compete effectively in the marketplace. We engage in discussions with merchants, acquirers, ecommerce platforms and processors to provide incentives to promote routing preference and acceptance growth. We also engage in many payment card co-branding efforts with merchants, who receive incentives from us. As emerging participants such as fintechs enter the payments industry, we engage in discussions to address the role they may play in the ecosystem, whether as, for example, an issuer, merchant, ecommerce platform or digital wallet provider. As these and other relationships become more prevalent and take on a greater importance to our business, our success will increasingly depend on our ability to sustain and grow these relationships. In addition, we depend on our clients and third parties, including network partners, vendors and suppliers, to submit, facilitate and process transactions properly, provide various services associated with our payments network on our behalf, and otherwise adhere to our operating rules and applicable laws. To the extent that such parties fail to perform or deliver adequate services, it may result in negative experiences for account holders or others when using their Visa-branded payment products, which could harm our business and reputation.
Our business could be harmed if we are not able to maintain and enhance our brand, if events occur that have the potential to damage our brand or reputation, or if we experience brand disintermediation.
Our brand is globally recognized and is a key asset of our business. We believe that our clients and account holders associate our brand with acceptance, security, convenience, speed, and reliability. Our success depends in large part on our ability to maintain the value of our brand and reputation of our products and services in the payments ecosystem, elevate the brand through new and existing products, services and partnerships, and uphold our corporate reputation. The popularity of products that we have developed in partnership with technology companies and financial institutions may have the potential to cause consumer confusion or brand disintermediation at the point-of-sale and decrease the value of our brand. Our brand reputation may be negatively impacted by a number of factors, including authorization, clearing and settlement service disruptions; data security breaches; compliance failures by Visa, including our employees, agents, clients, partners or suppliers; failure to meet our environmental, social and governance goals; negative perception of our industry, the industries of our clients, Visa-accepting merchants, or our clients’ customers, including third party payments providers; ill-perceived actions or affiliations by clients, partners or other third parties, such as sponsorship or co-brand partners; and fraudulent, controversial or illegal activities using our payment products. If we are unable to maintain our reputation, the value of our brand may be impaired, which could harm our relationships with clients, account holders, governments and the public, as well as impact our business.
Global economic, political, market, health and social events or conditions, including the ongoing effects of the coronavirus pandemic, may harm our business.
More than half of our net revenues are earned outside the U.S. International cross-border transaction revenues represent a significant part of our revenue and are an important part of our growth strategy. Our revenues are dependent on the volume and number of payment transactions made by consumers, governments, and businesses whose spending patterns may be affected by prevailing economic, political, market, health and social events or conditions. Adverse macroeconomic conditions, including recessions, inflation, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, or a slowdown of global trade could decrease consumer and corporate confidence and reduce consumer, small business, government, and corporate spending which have a direct impact on our revenues. In addition, outbreaks of illnesses, pandemics like COVID-19, or other local or global health issues, political uncertainties, international hostilities, armed conflict, or unrest, climate-related events, including the increasing frequency of extreme weather events, and natural disasters could have similar impacts on our operations, clients, third-party suppliers, activities in a particular location or globally, and cross-border travel and spend. Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions, tariffs or trade restrictions could limit the expansion of our business in those regions. In addition, as governments, investors and other stakeholders face additional pressures to accelerate actions to address climate change and other environmental, governance and social topics, governments may implement regulations or investors and other stakeholders may impose new expectations or focus investments in ways that cause significant shifts in disclosure, commerce and consumption behaviors that may have negative impacts on our business. As a result of any of these factors, any decline in cross-

border travel and spend could impact the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenues.
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
The ongoing effects of the coronavirus pandemic remain difficult to predict due to numerous uncertainties, including the transmissibility, severity, duration and resurgence of the outbreak; new variants of the virus; the uptake and effectiveness of health and safety measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, including vaccines and treatments; the speed and strength of an economic recovery, including the reopening of borders and the resumption of international travel; and the impact to our employees and our operations, the business of our clients, suppliers and business partners; and other factors such as:
•third party disruptions, including potential outages at network providers, call centers and other suppliers;
•increased consumer dispute volumes due to travel or event cancellations and the speed or accuracy in processing refunds;
•increased cyber and payment fraud risk, as cybercriminals attempt DDoS related attacks, phishing scams and other disruptive actions, given the shift to online banking, ecommerce and other online activity, as well as more employees working remotely as a result of the ongoing pandemic;
•challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases occurring at our data centers, affecting our employees, or affecting the systems or employees of our issuers, acquirers or merchants;
•additional regulatory requirements, including, for example, government initiatives or requests to reduce or eliminate payments fees or other costs. A number of countries have taken steps to temporarily cap interchange or other fees on electronic payments as part of their COVID-19 economic relief measures. It is possible that some or all of these caps may become permanent over time, or that we see governments introduce additional and/or new pricing caps in future economic relief initiatives. In addition, proponents of interchange and/or MDR regulation may try to position government intervention as necessary to support recovery efforts. In an overall soft global economy, such pricing measures could result in additional financial pressures on our business; and
•workforce impacts, such as difficulty recruiting, retaining, training, motivating and developing employees due to evolving health and safety protocols; changing worker expectations and talent marketplace variability regarding flexible work models; restrictions on immigration, travel and employee mobility; and the challenges of maintaining our strong corporate culture, which values communication, collaboration and connections, despite a majority of employees working from home.
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
Our cybersecurity and processing systems, as well as those of financial institutions, merchants, and third-party service providers, have experienced in limited instances and may continue to experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or user errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters, severe weather conditions and other effects from climate change. In addition, there is risk that third party suppliers of hardware and infrastructure required to operate our data centers and support employee productivity could be impacted by supply chain disruptions, such as manufacturing and shipping delays. An extended supply chain disruption could also impact processing or delivery of technology services.
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
Numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes, particularly on our internet-facing applications, could compromise the confidentiality, availability, and integrity of data in our systems or the systems of our third-party service providers. Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. The security measures and procedures we, our financial institution and merchant clients, other merchants and third-party service providers in the payments ecosystem have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data security breaches, cyber-attacks, or system failures. In some cases, the mitigation efforts may be dependent on third parties who may not deliver to the required contractual standards, who may not be able to timely patch vulnerabilities or fix security defects, or whose hardware, software or network services may be subject to error, defect, delay, outage or lack appropriate malware prevention to prevent breaches or data exfiltration incidents. Although we devote significant resources to our cybersecurity, acquired entities, and supplier risk management programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.
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
•failure to adequately develop our acquired entities;
•the data security, cybersecurity and operational resilience posture of our acquired entities, or companies we invest in or partner with, may not be adequate and may be more susceptible to cyber incidents;
•difficulty, expense or failure of implementing controls, procedures and policies at the acquired entities;
•challenges of integrating new employees, business cultures, business systems and technologies;
•failure to retain employees, clients or partners of our acquired entities;
•in the case of foreign acquisitions, risks related to the integration of operations across different cultures and languages;
•disruptions, costs, liabilities, judgments, settlements or business pressures resulting from litigation matters, investigations or legal proceedings involving the acquisitions or strategic investments;
•the inability to pursue aspects of the acquired entities due to outcomes in litigation matters, investigations or legal proceedings;
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
•failure to mitigate the deficiencies and liabilities of the acquired entities;
•dilutive issuance of equity securities, if new securities are issued;
•the incurrence of debt;
•negative impact on our financial position and/or statement of operations; and
•anticipated benefits, synergies or value of the investment or acquisition not materializing.

We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including key management.
The talents and efforts of our employees, particularly our key management, are vital to our success. The market for highly skilled workers and leaders in our industry, especially in fintech, technology and other specialized areas, is extremely competitive. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Ongoing changes in laws and policies regarding immigration and work authorizations have made it more difficult for employees to work in, or transfer among, jurisdictions in which we have operations and could continue to impair our ability to attract and retain qualified employees. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent; to meet our goals related to fostering an inclusive and diverse culture, including increasing the number of underrepresented employees in the U.S.; to develop and implement an adequate succession plan for the management team; to maintain a corporate culture that fosters innovation, collaboration and inclusion; or to design and successfully implement flexible work models that meet the expectations of employees and prospective employees could disrupt our operations and adversely affect our business and our future success. These challenges may be further amplified by the ongoing coronavirus pandemic.
The conversions of our class B and class C common stock or series A, B and C preferred stock into shares of class A common stock would result in voting dilution to, and could impact the market price of, our existing class A common stock.
The market price of our class A common stock could fall as a result of many factors. The value of our class B and C common stock and series A, B and C preferred stock is tied to the value of the class A common stock. Under our U.S. retrospective responsibility plan, upon final resolution of our U.S. covered litigation, all class B common stock will become convertible into class A common stock. In September 2020, we released $7.3 billion of the as-converted value from our series B and series C preferred stock and issued series A preferred stock in connection with that release. Visa will continue to release value from the series B and series C preferred stock in stages based on developments in current and potential litigation under our Europe retrospective responsibility plan. The series B and series C preferred stock will become fully convertible to series A preferred stock or class A common stock no later than 2028 (subject to a holdback to cover any pending claims). Visa may take action on the class B common stock and series B and C preferred stock at a certain valuation and due to unforeseen circumstances the overall value of the class B and C common stock and series A, B and C preferred stock as determined by the class A common stock price, may later decrease. Conversion of our class B and class C common stock into class A common stock, or our series A, B and C preferred stock into class A common stock, would increase the amount of class A common stock outstanding, which could adversely affect the market price of our existing class A common stock and would dilute the voting power of existing class A common stockholders.
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
Provisions contained in our certificate of incorporation and bylaws and our capital structure could delay or prevent a merger, takeover attempt, or change in control that our stockholders may consider favorable. For example, except for limited exceptions:
•no person may beneficially own more than 15 percent of our class A common stock (or 15 percent of our total outstanding common stock on an as-converted basis), unless our board of directors approves the acquisition of such shares in advance;
•no competitor or an affiliate of a competitor may hold more than 5 percent of our total outstanding common stock on an as-converted basis;
•the affirmative votes of the class B and C common stock and series A, B and C preferred stock are required for certain types of consolidations or mergers;
•our stockholders may only take action during a stockholders’ meeting and may not act by written consent; and
•only the board of directors, Chairman, or CEO or any stockholders who have owned continuously for at least one year not less than 15 percent of the voting power of all shares of class A common stock outstanding may call a special meeting of stockholders.

ITEM 1B.    Unresolved Staff Comments
Not applicable.
ITEM 2.    Properties
At September 30, 2021, we owned or leased 123 office locations in 77 countries around the world, including three global processing centers located in the U.S. and the United Kingdom. Our corporate headquarters are located in owned and leased premises in the San Francisco Bay Area.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been listed on the New York Stock Exchange under the symbol “V” since March 19, 2008. At November 10, 2021, we had 330 stockholders of record of our class A common stock. The number of beneficial owners is substantially greater than the number of record holders, because a large portion of our class A common stock is held in “street name” by banks and brokers. There is currently no established public trading market for our class B or C common stock. As of November 10, 2021, there were 1,243 and 435 holders of record of our class B and C common stock, respectively.
On October 22, 2021, our board of directors declared a quarterly cash dividend of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis) payable on December 7, 2021, to holders of record as of November 12, 2021 of our common and preferred stock.
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
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in millions, except per share data)
July 1-31, 2021	2	$243.34	2	$7,302
August 1-31, 2021	6	$233.92	6	$5,942
September 1-30, 2021	5	$224.87	5	$4,679
Total	13	$231.33	13
(1)The figures in the table reflect transactions according to the trade dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.
See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report for further discussion on our share repurchase programs.

EQUITY COMPENSATION PLAN INFORMATION
The table below presents information as of September 30, 2021, for the Visa 2007 Equity Incentive Compensation Plan (the “EIP”) and the Visa Inc. Employee Stock Purchase Plan (the “ESPP”), which were approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders. For a description of the awards issued under the EIP and the ESPP, see Note 17—Share-based Compensation to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Plan Category	(a) Number Of Shares of Class A Common Stock Issuable Upon Exercise of Outstanding Options And Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Shares of Class A Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (a))
	(in millions, except weighted-average exercise price)
Equity compensation plans approved by stockholders	12	(1)	$134.56	(2)	113	(3)
(1)As of September 30, 2021, the maximum number of shares issuable consisted of 6 million outstanding options, 5 million outstanding restricted stock units and 1 million outstanding performance shares under the EIP and less than 1 million outstanding purchase rights under the ESPP.
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
(3)As of September 30, 2021, 98 million shares and 15 million shares remain available for issuance under the EIP and the ESPP, respectively.
ITEM 6.    [Reserved]

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
This section of this Form 10-K generally discusses fiscal 2021 compared to fiscal 2020. Discussions of fiscal 2020 compared to 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 Form 10-K, filed with the United States Securities and Exchange Commission on November 19, 2020.
Overview
Visa is a global payments technology company that enables innovative, reliable and secure electronic payments across more than 200 countries and territories. We facilitate global commerce and money movement across a global network of consumers, merchants, financial institutions, businesses, strategic partners and government entities through innovative technologies. Our advanced transaction processing network, VisaNet, enables authorization, clearing and settlement of payment transactions and allows us to offer products and solutions that facilitate secure, reliable, and efficient money movement for all participants in the ecosystem.
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results are as follows:

	For the Years Ended September 30,			% Change(1)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in millions, except percentages and per share data)
Net revenues	$24,105	$21,846	$22,977	10%	(5%)
Operating expenses	$8,301	$7,765	$7,976	7%	(3%)
Net income	$12,311	$10,866	$12,080	13%	(10%)
Diluted earnings per share	$5.63	$4.89	$5.32	15%	(8%)

Non-GAAP operating expenses(2)	$8,077	$7,702	$7,596	5%	1%
Non-GAAP net income(2)	$12,933	$11,193	$12,274	16%	(9%)
Non-GAAP diluted earnings per share(2)	$5.91	$5.04	$5.40	17%	(7%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Coronavirus. As the effects of an evolving coronavirus (“COVID-19”) pandemic continues, much remains uncertain. Our priority remains the safety of our employees, clients and the communities in which we live and operate. We are taking a phased approach to reopening our offices, with most of our employees currently working remotely. We continue to remain in close and regular contact with our employees, clients, partners and governments globally to help them navigate these challenging times.
The ongoing effects of COVID-19 remain difficult to predict due to numerous uncertainties, including the transmissibility, severity, duration and resurgence of the outbreak; new variants of the virus; the uptake and effectiveness of health and safety measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, including vaccines and treatments; the speed and strength of an economic recovery, including the reopening of borders and the resumption of international travel; and the impact to our employees and our operations, the business of our clients, suppliers and business partners; and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for fiscal 2021. Net revenues were $24.1 billion, an increase of 10% over the prior year, primarily due to the year-over-year growth in payments volume, processed transactions and cross-border volume, helped by fewer COVID-19 restrictions, partially offset by higher client incentives. Exchange rate movements and our hedging program positively impacted our net revenues growth by approximately half a percentage point.
GAAP operating expenses were $8.3 billion and increased 7% over the prior year, primarily driven by higher personnel and marketing expenses, partially offset by lower general and administrative expenses. Non-GAAP operating expenses were $8.1 billion and increased 5% over the prior year, primarily driven by higher personnel and marketing expenses, partially offset by lower general and administrative expenses. Exchange rate movements negatively impacted our operating expense growth by approximately half a percentage point.
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
•Remeasurement of deferred tax balances. During fiscal 2021, in connection with the UK enacted legislation on June 10, 2021 that increases the tax rate from 19% to 25%, effective April 1, 2023, we remeasured our UK deferred tax liabilities, resulting in the recognition of a non-recurring, non-cash income tax expense of $1.0 billion.
During fiscal 2020, in connection with the UK enacted legislation that repealed the previous tax rate reduction from 19% to 17% that was effective on April 1, 2020, we remeasured our UK deferred tax liabilities as of the enactment date, resulting in the recognition of a non-recurring, non-cash income tax expense of $329 million. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
•Indirect taxes. During fiscal 2021, we recognized a one-time charge within general and administrative expense of $152 million, before tax. Net of the related income tax benefit of $40 million, determined by applying applicable tax rates, non-GAAP net income increased by $112 million. This charge is to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable law. This one-time charge is not representative of our ongoing operations.
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

•Litigation provision. During fiscal 2019, we recorded a litigation provision of $370 million and related tax benefits of $83 million associated with the interchange multidistrict litigation. The tax impact is determined by applying applicable federal and state tax rates to the litigation provision. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a reduction to the conversion rate of our class B common stock to shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Non-GAAP operating expenses, non-operating income (expense), income tax provision, effective income tax rate, net income and diluted earnings per share should not be relied upon as substitutes for, or considered in isolation from, measures calculated in accordance with U.S. GAAP. The following tables reconcile our as-reported financial measures, calculated in accordance with U.S. GAAP, to our respective non-GAAP financial measures:

	For the Year Ended September 30, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$8,301	$259	$3,752	23.4%	$12,311	$5.63
(Gains) losses on equity investments, net	—	(712)	(159)		(553)	(0.25)
Amortization of acquired intangible assets	(51)	—	12		39	0.02
Acquisition-related costs	(21)	—	4		17	0.01
Remeasurement of deferred tax balances	—	—	(1,007)		1,007	0.46
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$8,077	$(453)	$2,642	17.0%	$12,933	$5.91

	For the Year Ended September 30, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$7,765	$(291)	$2,924	21.2%	$10,866	$4.89
(Gains) losses on equity investments, net	—	(101)	(23)		(78)	(0.04)
Amortization of acquired intangible assets	(46)	—	11		35	0.02
Acquisition-related costs	(17)	—	4		13	0.01
Remeasurement of deferred tax balances	—	—	(329)		329	0.15
Resolution of a tax item	—	—	(28)		28	0.01
Non-GAAP	$7,702	$(392)	$2,559	18.6%	$11,193	$5.04

	For the Year Ended September 30, 2019
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$7,976	$(117)	$2,804	18.8%	$12,080	$5.32
(Gains) losses on equity investments, net	—	(131)	(30)		(101)	(0.04)
Amortization of acquired intangible assets	(6)	—	1		5	—
Acquisition-related costs	(4)	—	1		3	—
Litigation provision	(370)	—	83		287	0.13
Non-GAAP	$7,596	$(248)	$2,859	18.9%	$12,274	$5.40
(1)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Common stock repurchases. In January 2021, our board of directors authorized an $8.0 billion share repurchase program (the “January 2021 Program”). During fiscal 2021, we repurchased 40 million shares of our class A common stock in the open market for $8.7 billion. As of September 30, 2021, our January 2021 Program had remaining authorized funds of $4.8 billion for share repurchase. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Pending acquisitions. On June 24, 2021, we entered into a definitive agreement to acquire Tink AB (“Tink”) for €1.8 billion, inclusive of cash and retention incentives. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
On July 22, 2021, we entered into a definitive agreement to acquire The Currency Cloud Group Limited (“Currencycloud”). The acquisition values Currencycloud at £700 million, inclusive of cash and retention incentives. The financial consideration will be reduced by the outstanding equity of Currencycloud that we already own. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
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
Payments volume represents the aggregate dollar amount of purchases made with cards and other form factors carrying the Visa, Visa Electron, V PAY and Interlink brands and excludes Europe co-badged volume. Nominal payments volume is denominated in U.S. dollars and is calculated each quarter by applying an established U.S. dollar/local currency exchange rate for each local currency in which our volumes are reported. Processed transactions represent transactions using cards and other form factors carrying the Visa, Visa Electron, V PAY, Interlink and PLUS brands processed on Visa’s networks.

The following tables present nominal payments and cash volume:

	U.S.			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2021	2020	% Change(2)	2021	2020	% Change(2)	2021	2020	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,641	$1,518	8%	$2,396	$2,362	1%	$4,036	$3,880	4%
Consumer debit(3)	2,387	1,848	29%	2,440	1,975	24%	4,828	3,824	26%
Commercial(4)	697	641	9%	406	370	10%	1,103	1,011	9%
Total nominal payments volume(2)	$4,725	$4,007	18%	$5,243	$4,707	11%	$9,968	$8,714	14%
Cash volume(5)	635	573	11%	1,927	2,045	(6%)	2,561	2,619	(2%)
Total nominal volume(2),(6)	$5,359	$4,580	17%	$7,169	$6,753	6%	$12,529	$11,333	11%

	U.S.			International			Visa Inc.
	12 months ended June 30,(1)			12 months ended June 30,(1)			12 months ended June 30,(1)
	2020	2019	% Change(2)	2020	2019	% Change(2)	2020	2019	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,518	$1,540	(1%)	$2,362	$2,484	(5%)	$3,880	$4,024	(4%)
Consumer debit(3)	1,848	1,699	9%	1,975	1,878	5%	3,824	3,577	7%
Commercial(4)	641	634	1%	370	381	(3%)	1,011	1,015	—%
Total nominal payments volume(2)	$4,007	$3,873	3%	$4,707	$4,743	(1%)	$8,714	$8,616	1%
Cash volume(5)	573	573	—%	2,045	2,262	(10%)	2,619	2,835	(8%)
Total nominal volume(2),(6)	$4,580	$4,447	3%	$6,753	$7,005	(4%)	$11,333	$11,451	(1%)
The following table presents the change in nominal and constant payments and cash volume:

	International				Visa Inc.
	12 months ended June 30, 2021 vs 2020(1),(2)		12 months ended June 30, 2020 vs 2019(1),(2)		12 months ended June 30, 2021 vs 2020(1),(2)		12 months ended June 30, 2020 vs 2019(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	1%	(1%)	(5%)	(3%)	4%	3%	(4%)	(2%)
Consumer debit growth(3)	24%	21%	5%	8%	26%	25%	7%	8%
Commercial growth(4)	10%	7%	(3%)	—%	9%	8%	—%	1%
Total payments volume growth	11%	9%	(1%)	2%	14%	13%	1%	2%
Cash volume growth(5)	(6%)	(3%)	(10%)	(7%)	(2%)	—%	(8%)	(5%)
Total volume growth	6%	5%	(4%)	(1%)	11%	10%	(1%)	1%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the 12 months ended September 30, 2021, 2020 and 2019, were based on nominal payments volume reported by our financial institution clients for the 12 months ended June 30, 2021, 2020 and 2019, respectively. On occasion, previously presented volume information may be updated. Prior period updates are not material.
(2)Figures in the tables may not recalculate exactly due to rounding. Percentage changes and totals are calculated based on unrounded numbers.
(3)Includes consumer prepaid volume and Interlink volume.
(4)Includes large, medium and small business credit and debit, as well as commercial prepaid volume.
(5)Cash volume generally consists of cash access transactions, balance access transactions, balance transfers and convenience checks.
(6)Total nominal volume is the sum of total nominal payments volume and cash volume. Total nominal volume is provided by our financial institution clients, subject to review by Visa.
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table provides the number of processed transactions:

	For the Years Ended September 30,			% Change(1)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in millions, except percentages)
Visa processed transactions	164,733	140,839	138,329	17%	2%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenues
Our net revenues are primarily generated from payments volume on Visa products for purchased goods and services, as well as the number of transactions processed on our network. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report for further discussion on the components of our net revenues.
The following table presents our net revenues earned in the U.S. and internationally:

	For the Years Ended September 30,			% Change(1)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in millions, except percentages)
U.S.	$11,160	$10,125	$10,279	10%	(1%)
International	12,945	11,721	12,698	10%	(8%)
Net revenues	$24,105	$21,846	$22,977	10%	(5%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased in fiscal 2021 primarily due to the year-over-year growth in payments volume, processed transactions and cross-border volume, helped by fewer COVID-19 restrictions, partially offset by higher client incentives.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. In fiscal 2021, exchange rate movements and our hedging program positively impacted our net revenues growth by approximately half a percentage point.
The following table presents the components of our net revenues:

	For the Years Ended September 30,			% Change(1)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in millions, except percentages)
Service revenues	$11,475	$9,804	$9,700	17%	1%
Data processing revenues	12,792	10,975	10,333	17%	6%
International transaction revenues	6,530	6,299	7,804	4%	(19%)
Other revenues	1,675	1,432	1,313	17%	9%
Client incentives	(8,367)	(6,664)	(6,173)	26%	8%
Net revenues	$24,105	$21,846	$22,977	10%	(5%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•Service revenues increased primarily due to 14% growth in nominal payments volume. Service revenues were also impacted by select pricing modifications and business mix.
•Data processing revenues increased due to 17% growth in processed transactions, as the business laps the initial impacts of COVID-19 starting in March 2020.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes, excluding transactions within Europe, of 4%, as the business laps the initial impacts of COVID-19 starting in March 2020 and border restrictions were relaxed in various markets.
•Other revenues increased as the business laps the initial impacts of COVID-19 starting in March 2020, driven by higher consulting and data services revenues.
•Client incentives increased in conjunction with the increase in payments volume during fiscal 2021. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Operating Expenses
Our operating expenses consist of the following:
•Personnel expenses include salaries, employee benefits, incentive compensation, share-based compensation, contractor expense and severance charges.
•Marketing expenses include expenses associated with advertising and marketing campaigns, sponsorships and other related promotions of the Visa brand.
•Network and processing expenses mainly represent expenses for the operation of our processing network, including maintenance, equipment rental and fees for other data processing services.
•Professional fees mainly consist of fees for consulting, legal and other professional services.
•Depreciation and amortization expenses include amortization of purchased and internally developed software, as well as depreciation expense for property and equipment. Also included in this amount is amortization of finite-lived intangible assets primarily obtained through acquisitions.
•General and administrative expenses consist mainly of card benefits, indirect taxes, facilities costs, travel and meeting costs, foreign exchange gains and losses and other corporate expenses incurred in support of our business.
•Litigation provision represents litigation expenses and is based on management’s understanding of our litigation profile, the specifics of the cases, advice of counsel to the extent appropriate and management’s best estimate of incurred loss.

The following table presents the components of our total operating expenses:

	For the Years Ended September 30,			% Change(1)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in millions, except percentages)
Personnel	$4,240	$3,785	$3,444	12%	10%
Marketing	1,136	971	1,105	17%	(12%)
Network and processing	730	727	721	—%	1%
Professional fees	403	408	454	(1%)	(10%)
Depreciation and amortization	804	767	656	5%	17%
General and administrative	985	1,096	1,196	(10%)	(8%)
Litigation provision	3	11	400	(76%)	(97%)
Total operating expenses(2)	$8,301	$7,765	$7,976	7%	(3%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)Operating expenses for fiscal 2021 and 2019 include significant items that we do not believe are indicative of our operating performance. See Overview within this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Personnel expenses increased primarily due to higher headcount and incentive compensation, reflecting our strategy to invest in future growth.
•Marketing expenses increased as we lapped reductions in spending in the prior year at the outset of COVID-19 as well as higher spending in client marketing and various campaigns, including the Olympic Games Tokyo 2020, which were held in Summer 2021.
•General and administrative expenses decreased due to lower travel expenses, favorable foreign currency fluctuations and lower usage of travel related card benefits, partially offset by a one-time charge to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable laws.
Non-operating Income (Expense)
Non-operating income (expense) primarily includes interest expense, gains and losses earned on investments, income from derivative instruments not associated with our core business, as well as the non-service components of net periodic pension income and expense.
The following table presents the components of our non-operating income (expense):

	For the Years Ended September 30,			% Change(1)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in millions, except percentages)
Interest expense, net	$(513)	$(516)	$(533)	(1%)	(3%)
Investment income and other	772	225	416	243%	(46%)
Total non-operating income (expense)	$259	$(291)	$(117)	(189%)	148%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense, net decreased primarily as a result of lower interest related to income tax liabilities, partially offset by an increase in interest expense due to the issuance of debt in fiscal 2020. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
•Investment income and other increased primarily due to higher gains from our equity investments, partially offset by lower interest income on our cash and investments. See Note 6—Fair Value Measurements and Investments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Effective Income Tax Rate
The following table presents our effective income tax rates:

	For the Years Ended September 30,
	2021	2020	2019
Effective income tax rate	23%	21%	19%
The effective tax rate in fiscal 2021 differs from the effective tax rate in fiscal 2020 mainly due to the following:
•during fiscal 2021, a $1.0 billion non-recurring non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as discussed below;
•during fiscal 2021, $255 million of tax benefits recognized as a result of the conclusion of audits by taxing authorities; and
•during fiscal 2020, a $329 million non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as discussed below.
On June 10, 2021, the UK enacted legislation that increases the tax rate from 19% to 25%, effective April 1, 2023. On July 22, 2020, the UK enacted legislation that repealed the previous tax rate reduction from 19% to 17% that was effective on April 1, 2020. As a result, in fiscal 2021 and fiscal 2020, we recorded non-recurring, non-cash tax expense related to the remeasurement of our UK deferred tax liabilities, primarily related to intangibles recorded upon the acquisition of Visa Europe Limited (“Visa Europe”) in fiscal 2016.
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

Cash Flow Data
The following table summarizes our cash flow activity for the fiscal years presented:

	For the Years Ended September 30,
	2021	2020	2019
	(in millions)
Total cash provided by (used in):
Operating activities	$15,227	$10,440	$12,784
Investing activities	(152)	1,427	(591)
Financing activities	(14,410)	(3,968)	(12,061)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(37)	440	(277)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$628	$8,339	$(145)
Operating activities. Cash provided by operating activities in fiscal 2021 was higher than the prior fiscal year primarily due to growth in our underlying business, lower client incentive payments and timing and impact of COVID-19 on settlement in the prior fiscal year.
Investing activities. Cash was used in investing activities in fiscal 2021 compared to cash provided by investing activities in fiscal 2020, primarily due to higher purchases, net of proceeds from sales and maturities of investment securities.
Financing activities. Cash used in financing activities in fiscal 2021 was higher than the prior fiscal year primarily due to the absence of proceeds received from the issuance of senior notes in the prior year, the $3.0 billion principal debt payment upon maturity of our senior notes and higher share repurchases. See Note 10—Debt and Note 15—Stockholders’ Equity, to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
Cash, cash equivalents and investments. As of September 30, 2021, our cash and cash equivalents balance were $16.5 billion and our available-for-sale debt securities were $3.2 billion. Our investment portfolio is designed to invest cash in securities which enables us to meet our working capital and liquidity needs. Our investment portfolio consists of debt securities issued by the U.S. Treasury or U.S. government-sponsored agencies. $1.5 billion of the investments are classified as current and are available to meet short-term liquidity needs. The remaining non-current investments have stated maturities of more than one year from the balance sheet date; however, they are also generally available to meet short-term liquidity needs.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. Under the program, we are authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. At September 30, 2021, we had no outstanding obligations under the program. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.

Credit facility. We have an unsecured $5.0 billion revolving credit facility (the “Credit Facility”) which expires on July 25, 2024. As of September 30, 2021, there were no borrowings under the Credit Facility. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
U.S. Litigation escrow account. Pursuant to the terms of the U.S. retrospective responsibility plan, which was created to insulate Visa and our class A common shareholders from financial liability for certain litigation cases, we maintain a U.S. litigation escrow account from which monetary liabilities from settlements of, or judgments in, the U.S. covered litigation will be payable. As these funds are restricted for the sole purpose of making payments related to the U.S. covered litigation matters, we do not rely on them for other operational needs. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Credit Ratings
Various factors affect our credit ratings, including changes in our operating performance, the economic environment, conditions in the electronic payments industry, our financial position and changes in our business strategy. Our credit ratings are published by nationally recognized statistical rating organizations in the U.S. and have not changed from the prior-year comparable period. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.
Uses of Liquidity
Payments settlement. Payments settlement due to and from our financial institution clients can represent a substantial daily liquidity requirement. Most U.S. dollar settlements are settled within the same day and do not result in a receivable or payable balance, while settlements in currencies other than the U.S. dollar generally remain outstanding for one to two business days, which is consistent with industry practice for such transactions. In general, during fiscal 2021, we were not required to fund settlement-related working capital. At September 30, 2021, we held $9.1 billion of our total available liquidity to fund daily settlement in the event one or more of our financial institution clients are unable to settle, with the remaining liquidity available to support our working capital and other liquidity needs. See Note 12—Settlement Guarantee Management to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Litigation. Judgments in and settlements of litigation or other fines imposed in investigations and proceedings, other than the U.S. covered litigation and VE territory covered litigation, which are covered by the U.S. and Europe retrospective responsibility plans, could give rise to future liquidity needs. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 20—Legal Matters to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Common stock repurchases. During fiscal 2021, we repurchased 40 million shares of our class A common stock in the open market for $8.7 billion. As of September 30, 2021, our January 2021 Program had remaining authorized funds of $4.8 billion. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Dividends. During fiscal 2021, we declared and paid $2.8 billion in dividends at a quarterly rate of $0.32 per share. On October 22, 2021, our board of directors declared a quarterly cash dividend of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). We expect to pay approximately $812 million in connection with this dividend on December 7, 2021. See Note 15—Stockholders’ Equity to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Capital expenditures. During fiscal 2021, our capital expenditures decreased slightly. We expect to continue investing in technology assets and payments system infrastructure to support our digital solutions and core business initiatives.
Senior notes. As of September 30, 2021, we had an outstanding aggregate principal amount relating to our fixed-rate senior notes of $21.0 billion with maturity dates ranging from September 2022 to August 2050. During fiscal 2021, we repaid $3.0 billion of principal upon maturity of our senior notes. A principal payment of $1.0 billion is due on September 14, 2022 on our fixed-rate senior notes issued in December 2015, for which we have sufficient liquidity. In August 2020, we issued a $500 million green bond as part of our commitment to sustainable living and a sustainable payments ecosystem. In fiscal 2021, we allocated $165 million to eligible green projects. See Note 10—Debt to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Client incentives. As the future cash payments for these agreements, which range in terms from less than one to fifteen years, are based on specific performance requirements, the timing of payments can vary. As of September 30, 2021, we had $5.4 billion of client incentives liability recorded on the consolidated balance sheet related to these agreements. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Uncertain tax positions. As of September 30, 2021, we had liabilities for uncertain tax positions of $1.8 billion for which we cannot determine the range and timing of the cash payments. See Note 19—Income Taxes to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Pending acquisitions. On June 24, 2021, we entered into a definitive agreement to acquire Tink for €1.8 billion, inclusive of cash and retention incentives. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
On July 22, 2021, we entered into a definitive agreement to acquire Currencycloud for a value of £700 million, inclusive of cash and retention incentives. The financial consideration will be reduced by the outstanding equity of Currencycloud that we already own. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals. See Note 2—Acquisitions to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Other uses of cash. The following table represents material, expected or contractually committed future obligations as of September 30, 2021. We believe that we will be able to fund these obligations through cash generated from our operations and available credit facility.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Purchase obligations(1)	$1,730	$685	$384	$569	$3,368
Leases not yet commenced(2)	1	41	58	367	467
Transition tax(3)	87	249	455	—	791
Total	$1,818	$975	$897	$936	$4,626
(1)Represents agreements to purchase goods and services that specify significant terms, including: fixed or minimum quantities to be purchased, minimum or variable price provisions, and the approximate timing of the transaction. For obligations where the individual years of spend are not specified in the contract, we have estimated the timing of when these amounts will be spent.
(2)Represents future payments under leases that have not yet commenced and are not included in the consolidated balance sheet. For future lease payments related to leases that have commenced and are included in the consolidated balance sheet, see Note 9—Leases to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
(3)Amounts presented relate to the estimated transition tax, net of foreign tax credit carryovers, on certain foreign earnings of non-U.S. subsidiaries recognized during fiscal 2018 in connection with the Tax Cuts and Jobs Act.
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

Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance and making other minor improvements. The amendments in the ASU are effective on October 1, 2021. The adoption is not expected to have a material impact on our consolidated financial statements.
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
Revenue Recognition—Client Incentives
Critical estimates. We enter into long-term incentive agreements with financial institution clients, merchants and other business partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, winning merchant routing transactions over to our network and driving innovation. These incentives are primarily accounted for as reductions to net revenues; however, if a separate identifiable benefit at fair value can be established, they are accounted for as operating expenses. Incentives are recognized systematically and rationally based on management’s estimate of each client’s performance. These estimates are regularly reviewed and adjusted as appropriate based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
Assumptions and judgment. Estimation of client incentives relies on forecasts of payments and transaction volume, card issuance and card conversion. Performance is estimated using client-reported information, transactional information accumulated from our systems, historical information, market and economic conditions and discussions with our clients, merchants and business partners.
Impact if actual results differ from assumptions. If actual performance is not consistent with our estimates, client incentives may be materially different than initially recorded. Increases in incentive payments are generally driven by increased payments and transaction volume, which drive our net revenues. As a result, in the event incentive payments exceed estimates, such payments are not expected to have a material effect on our financial condition, results of operations or cash flows. The cumulative impact of a revision in estimates is recorded in the period such revisions become probable and estimable. For the year ended September 30, 2021, client incentives represented 26% of gross revenues.

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
Assumptions and judgment. We have various tax filing positions with regard to the timing and amount of deductions and credits and the allocation of income among various tax jurisdictions, based on our interpretation of local tax laws. We also inventory, evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities.
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

At September 30, 2021 and 2020, the aggregate notional amounts of our foreign currency forward contracts outstanding in our exchange rate risk management program, including contracts not designated for cash flow hedge accounting, were $2.7 billion and $3.9 billion, respectively. The aggregate notional amount outstanding at September 30, 2021 is fully consistent with our strategy and treasury policy aimed at reducing foreign exchange risk below a predetermined and approved threshold. However, actual results could materially differ from our forecast. At September 30, 2021, the effect of a hypothetical 10% weakening in the value of the functional currencies is estimated to create an additional fair value loss of approximately $190 million on our outstanding foreign currency forward contracts. The loss from this hypothetical weakening would be largely offset by a corresponding gain on our cash flows from foreign currency-denominated revenues and payments. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
We are further exposed to foreign currency exchange rate risk related to translation as the functional currency of Visa Europe is the Euro. Translation from the Euro to the U.S. dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. A hypothetical 10% change in the Euro against the U.S. dollar compared to the exchange rate at September 30, 2021 would result in a foreign currency translation adjustment of $2.0 billion. See Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
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
At September 30, 2021 and 2020, the fair value of our fixed-rate investment securities were $5.5 billion and $4.0 billion, respectively, and the fair value of our adjustable-rate investment securities were $0.2 billion and $2.0 billion, respectively. At September 30, 2021, a hypothetical 100 basis point increase in interest rates would create an estimated decrease in the fair value of our investment securities of approximately $40 million. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. Historically, we have been able to hold investments until maturity.
We have interest rate and cross-currency swap agreements on a portion of our outstanding senior notes that allow us to manage our interest rate exposure through a combination of fixed and floating rates and reduce our overall cost of borrowing. Together these swap agreements effectively convert a portion of our U.S. dollar denominated fixed-rate payments into U.S. dollar and Euro denominated floating-rate payments. By entering into interest rate swaps, we have assumed risks associated with market interest rate fluctuations. A hypothetical 100 basis point increase in interest rates would have resulted in an increase of approximately $40 million in annual interest expense. See Note 13—Derivative Financial Instruments to our consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this report.
Equity Investment Risk
As of September 30, 2021 and 2020, the carrying value of our non-marketable equity securities was $1.5 billion and $1.0 billion, respectively. These investments are subject to a wide variety of market-related risks that could substantially reduce or increase the carrying value of our holdings. A decline in financial condition or operating results of these investments could result in a loss of all or a substantial part of our carrying value in these companies. We regularly review our non-marketable equity securities for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

Pension Plan Risk
At September 30, 2021 and 2020, our U.S. defined benefit pension plan assets were $1.3 billion and $1.1 billion, respectively, and projected benefit obligations were $0.9 billion at each year end. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plans, an increase in pension cost and an increase in required funding. As of September 30, 2021, a hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $225 million in the funded status and an increase of approximately $26 million in pension cost.
At September 30, 2021 and 2020, our non-U.S. defined benefit pension plan assets were $0.5 billion at each year end, and projected benefit obligations were $0.5 billion and $0.6 billion, respectively. A material adverse decline in the value of pension plan assets and/or in the discount rate for benefit obligations would result in a decrease in the funded status of the pension plans, an increase in pension cost and an increase in required funding. As of September 30, 2021, a hypothetical 10% decrease in the value of pension plan assets and a 1% decrease in the discount rate would result in an aggregate decrease of approximately $166 million in the funded status and an increase of approximately $16 million in pension cost.
We will continue to monitor the performance of pension plan assets and market conditions as we evaluate the amount of our contribution to the pension plans for fiscal 2022, if any, which would be made in September 2022.

ITEM 8.    Financial Statements and Supplementary Data
VISA INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Visa Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Visa Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of the accrued litigation liability for class members opting out of the Damages Class settlement in the Interchange Multidistrict Litigation (MDL)
As discussed in Notes 5 and 20 to the consolidated financial statements, the Company is involved in various legal proceedings including the Interchange Multidistrict Litigation (MDL) – Individual Merchant Actions, and has recorded an accrued litigation liability of $881 million as of September 30, 2021. In preparing its consolidated financial statements, the Company is required to assess the probability of loss associated with each legal proceeding and amount of such loss, if any. The outcome of legal proceedings to which the Company is a party is not within the complete control of the Company or may not be known for prolonged periods of time.
We identified the assessment of the accrued liability for class members opting out of the Damages Class settlement, also known as the MDL – Individual Merchant Actions, as a critical audit matter. This proceeding involves complex claims that are subject to substantial uncertainties and unascertainable damages. The assessment of the accrued litigation liability for the MDL – Individual Merchant Actions required especially challenging auditor judgment due to the assumptions and estimation associated with the consideration and evaluation of possible outcomes. Changes to the outcome could have a significant effect on the estimated amount of the liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s litigation accrual process for the MDL – Individual Merchant Actions. We assessed the amounts accrued by reading letters received directly from the Company’s external legal counsel and in-house legal counsel that discussed the Company’s legal matters, including the MDL – Individual Merchant Actions. We considered relevant publicly available information, such as published news articles about the Company and its legal matters, including the MDL – Individual Merchant Actions. We evaluated the Company’s ability to estimate its monetary exposure by comparing historically recorded liabilities to actual monetary amounts incurred upon resolution of legal matters for merchants that opted out of the previous MDL class settlement. To assess the estimated monetary exposure in the Company’s analysis, we compared such amounts to the complete population of amounts attributable to opt-out merchants. We also performed sensitivity analysis over the Company’s monetary exposure calculations.

Report of Independent Registered Public Accounting Firm—(Continued)

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Santa Clara, California
November 18, 2021

VISA INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	2020
	(in millions, except per share data)
Assets
Cash and cash equivalents	$16,487	$16,289
Restricted cash equivalents—U.S. litigation escrow	894	901
Investment securities	2,025	3,752
Settlement receivable	1,758	1,264
Accounts receivable	1,968	1,618
Customer collateral	2,260	1,850
Current portion of client incentives	1,359	1,214
Prepaid expenses and other current assets	856	757
Total current assets	27,607	27,645
Investment securities	1,705	231
Client incentives	3,245	3,175
Property, equipment and technology, net	2,715	2,737
Goodwill	15,958	15,910
Intangible assets, net	27,664	27,808
Other assets	4,002	3,413
Total assets	$82,896	$80,919
Liabilities
Accounts payable	$266	$174
Settlement payable	2,443	1,736
Customer collateral	2,260	1,850
Accrued compensation and benefits	1,211	821
Client incentives	5,243	4,176
Accrued liabilities	2,334	1,840
Current maturities of debt	999	2,999
Accrued litigation	983	914
Total current liabilities	15,739	14,510
Long-term debt	19,978	21,071
Deferred tax liabilities	6,128	5,237
Other liabilities	3,462	3,891
Total liabilities	45,307	44,709
Commitments and contingencies (Note 18)
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, less than one shares issued and outstanding at September 30, 2021 and 2020 (the “series A preferred stock”)	486	2,437
Series B convertible participating preferred stock, 2 shares issued and outstanding at September 30, 2021 and 2020 (the “series B preferred stock”)	1,071	1,106
Series C convertible participating preferred stock, 3 shares issued and outstanding at September 30, 2021 and 2020 (the “series C preferred stock”)	1,523	1,543
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,677 and 1,683 shares issued and outstanding at September 30, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at September 30, 2021 and 2020	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 10 and 11 shares issued and outstanding at September 30, 2021 and 2020, respectively	—	—
Right to recover for covered losses	(133)	(39)
Additional paid-in capital	18,855	16,721
Accumulated income	15,351	14,088
Accumulated other comprehensive income (loss), net:
Investment securities	(1)	3
Defined benefit pension and other postretirement plans	(49)	(196)
Derivative instruments	(257)	(291)
Foreign currency translation adjustments	743	838
Total accumulated other comprehensive income (loss), net	436	354
Total equity	37,589	36,210
Total liabilities and equity	$82,896	$80,919
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2021	2020	2019
	(in millions, except per share data)
Net revenues	$24,105	$21,846	$22,977

Operating Expenses
Personnel	4,240	3,785	3,444
Marketing	1,136	971	1,105
Network and processing	730	727	721
Professional fees	403	408	454
Depreciation and amortization	804	767	656
General and administrative	985	1,096	1,196
Litigation provision	3	11	400
Total operating expenses	8,301	7,765	7,976
Operating income	15,804	14,081	15,001

Non-operating Income (Expense)
Interest expense, net	(513)	(516)	(533)
Investment income and other	772	225	416
Total non-operating income (expense)	259	(291)	(117)
Income before income taxes	16,063	13,790	14,884
Income tax provision	3,752	2,924	2,804
Net income	$12,311	$10,866	$12,080

Basic Earnings Per Share
Class A common stock	$5.63	$4.90	$5.32
Class B common stock	$9.14	$7.94	$8.68
Class C common stock	$22.53	$19.58	$21.30

Basic Weighted-average Shares Outstanding
Class A common stock	1,691	1,697	1,742
Class B common stock	245	245	245
Class C common stock	10	11	12

Diluted Earnings Per Share
Class A common stock	$5.63	$4.89	$5.32
Class B common stock	$9.13	$7.93	$8.66
Class C common stock	$22.51	$19.56	$21.26

Diluted Weighted-average Shares Outstanding
Class A common stock	2,188	2,223	2,272
Class B common stock	245	245	245
Class C common stock	10	11	12
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2021	2020	2019
	(in millions)
Net income	$12,311	$10,866	$12,080
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	(4)	1	20
Income tax effect	1	—	(5)
Reclassification adjustments	(1)	(3)	1
Income tax effect	—	1	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	178	(7)	(174)
Income tax effect	(41)	1	36
Reclassification adjustments	13	18	9
Income tax effect	(3)	(3)	(2)
Derivative instruments:
Net unrealized gain (loss)	19	(547)	233
Income tax effect	(1)	119	(25)
Reclassification adjustments	15	(81)	(85)
Income tax effect	1	19	16
Foreign currency translation adjustments	(95)	1,511	(1,228)
Other comprehensive income (loss), net of tax	82	1,029	(1,204)
Comprehensive income	$12,393	$11,895	$10,876

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock				Common Stock			Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2020	—		2	3	1,683	245	11	$5,086	$(39)	$16,721	$14,088	$354	$36,210
Net income											12,311		12,311
Other comprehensive income (loss), net of tax												82	82
Comprehensive income													12,393
Adoption of new accounting standards											3		3
VE territory covered losses incurred									(147)				(147)
Recovery through conversion rate adjustment								(55)	53				(2)
Conversion of series A preferred stock upon sales into public market	—	(1)			28			(1,951)		1,951			—
Conversion of class C common stock upon sales into public market					2		(1)						—
Share-based compensation, net of forfeitures										542			542
Vesting of restricted stock and performance-based shares					3								—
Restricted stock and performance-based shares settled in cash for taxes					(1)					(144)			(144)
Cash proceeds from issuance of class A common stock under employee equity plans					2					208			208
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock											(2,798)		(2,798)
Repurchase of class A common stock					(40)					(423)	(8,253)		(8,676)
Balance as of September 30, 2021	—	(1)	2	3	1,677	245	10	$3,080	$(133)	$18,855	$15,351	$436	$37,589
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock				Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2019	—		2	3	1,718	245	11		$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
Net income												10,866		10,866
Other comprehensive income (loss), net of tax													1,029	1,029
Comprehensive income														11,895
Adoption of new accounting standards												25	(25)	—
VE territory covered losses incurred										(37)				(37)
Recovery through conversion rate adjustment									(164)	169				5
Issuance of series A preferred stock	—	(1)							(5)					(5)
Conversion of series A preferred stock upon sales into public market	—	(1)			3				(207)		207			—
Conversion of class C common stock upon sales into public market					3		—	(1)						—
Share-based compensation, net of forfeitures											416			416
Vesting of restricted stock and performance-based shares					3									—
Restricted stock and performance-based shares settled in cash for taxes					(1)						(160)			(160)
Cash proceeds from issuance of class A common stock under employee equity plans					1						190			190
Cash dividends declared and paid, at a quarterly amount of $0.30 per class A common stock												(2,664)		(2,664)
Repurchase of class A common stock					(44)						(473)	(7,641)		(8,114)
Balance as of September 30, 2020	—	(1)	2	3	1,683	245	11		$5,086	$(39)	$16,721	$14,088	$354	$36,210
(1)Increase, decrease or balance is less than one million shares.

See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

	Preferred Stock		Common Stock			Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2018	2	3	1,768	245	12	$5,470	$(7)	$16,678	$11,318	$547	$34,006
Net income									12,080		12,080
Other comprehensive income (loss), net of tax										(1,204)	(1,204)
Comprehensive income											10,876
Adoption of new accounting standards									385	7	392
VE territory covered losses incurred							(172)				(172)
Recovery through conversion rate adjustment						(8)	8				—
Conversion of class C common stock upon sales into public market			2		(1)						—
Share-based compensation, net of forfeitures								407			407
Vesting of restricted stock and performance-based shares			3								—
Restricted stock and performance-based shares settled in cash for taxes			(1)					(111)			(111)
Cash proceeds from issuance of class A common stock under employee equity plans			2					162			162
Cash dividends declared and paid, at a quarterly amount of $0.25 per class A common stock									(2,269)		(2,269)
Repurchase of class A common stock			(56)					(595)	(8,012)		(8,607)
Balance as of September 30, 2019	2	3	1,718	245	11	$5,462	$(171)	$16,541	$13,502	$(650)	$34,684
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2021	2020	2019
	(in millions)
Operating Activities
Net income	$12,311	$10,866	$12,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	8,367	6,664	6,173
Share-based compensation	542	416	407
Depreciation and amortization of property, equipment, technology and intangible assets	804	767	656
Deferred income taxes	873	307	214
VE territory covered losses incurred	(147)	(37)	(172)
(Gains) losses on equity investments, net	(712)	(101)	(131)
Other	(109)	(44)	(140)
Change in operating assets and liabilities:
Settlement receivable	(468)	1,858	(1,533)
Accounts receivable	(343)	(43)	(333)
Client incentives	(7,510)	(8,081)	(6,430)
Other assets	(147)	(402)	(310)
Accounts payable	88	21	(24)
Settlement payable	679	(2,384)	1,931
Accrued and other liabilities	929	923	627
Accrued litigation	70	(290)	(231)
Net cash provided by (used in) operating activities	15,227	10,440	12,784
Investing Activities
Purchases of property, equipment and technology	(705)	(736)	(756)
Investment securities:
Purchases	(5,111)	(2,075)	(2,653)
Proceeds from maturities and sales	5,701	4,510	3,996
Acquisitions, net of cash and restricted cash acquired	(75)	(77)	(699)
Purchases of / contributions to other investments	(71)	(267)	(501)
Other investing activities	109	72	22
Net cash provided by (used in) investing activities	(152)	1,427	(591)
Financing Activities
Repurchase of class A common stock	(8,676)	(8,114)	(8,607)
Repayments of debt	(3,000)	—	—
Dividends paid	(2,798)	(2,664)	(2,269)
Proceeds from issuance of senior notes	—	7,212	—
Payment of deferred purchase consideration related to the Visa Europe acquisition	—	—	(1,236)
Cash proceeds from issuance of class A common stock under employee equity plans	208	190	162
Restricted stock and performance-based shares settled in cash for taxes	(144)	(160)	(111)
Payments to settle derivative instruments	—	(333)	—
Other financing activities	—	(99)	—
Net cash provided by (used in) financing activities	(14,410)	(3,968)	(12,061)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(37)	440	(277)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	628	8,339	(145)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	19,171	10,832	10,977
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$19,799	$19,171	$10,832
Supplemental Disclosure
Cash paid for income taxes, net	$3,012	$2,671	$2,648
Interest payments on debt	$643	$537	$537
Accruals related to purchases of property, equipment and technology	$41	$38	$95
See accompanying notes, which are an integral part of these consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that enables innovative, reliable and secure electronic payments across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries operate one of the world’s largest electronic payments network — VisaNet — which facilitates authorization, clearing and settlement of payment transactions and enables the Company to offer products and solutions that facilitate secure, reliable and efficient money movement for all participants in the ecosystem. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
Use of estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements in the period in which such changes occur. Future actual results could differ materially from these estimates. As the effects of an evolving coronavirus (“COVID-19”) pandemic continues, much remains uncertain. There have been no comparable recent events and as a result the ultimate impact of COVID-19 and the extent to which COVID-19 and new variants continue to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. The use of estimates in specific accounting policies is described further below as appropriate.
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
Fair value. The Company measures certain financial assets and liabilities at fair value on a recurring basis. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are measured at cost and only recognized at fair value if they are deemed to be impaired. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported under a three-level valuation hierarchy. See Note 6—Fair Value Measurements and Investments.
Marketable equity securities. Marketable equity securities, which are reported in investment securities on the consolidated balance sheets, include mutual fund investments related to various employee compensation and benefit plans. Trading activity in these investments is at the direction of the Company’s employees. These

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
investments are held in a trust and are not available for the Company’s operational or liquidity needs. Interest and dividend income as well as gains and losses, realized and unrealized, from changes in fair value are recorded in non-operating income (expense), and offset in personnel expense on the consolidated statements of operations.
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
The Company evaluates its debt securities for impairment on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, the Company recognizes an impairment if: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis; or (3) it does not expect to recover the entire amortized cost basis of the security. If the Company identifies that the decline in fair value has resulted from credit losses, the credit loss component is recognized as an allowance on the balance sheet and in non-operating income (expense) on the consolidated statements of operations. The non-credit loss component remains in accumulated other comprehensive income (loss) until realized from a sale or subsequent impairment.
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
The Company applies the fair value measurement alternative for investments in other entities when it holds less than 20% ownership in the entity and does not exercise significant influence, or for flow-through entities when the investment ownership is less than 5% and the Company does not exercise significant influence. These investments consist of equity holdings in non-public companies and are recorded in other assets on the consolidated balance sheets. The Company adjusts the carrying value of these equity securities to fair value when transactions for identical or similar investments of the same issuer are observable.
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
September 30, 2021
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company does not combine lease payments with non-lease components for any of its leases. Operating leases are recorded as ROU assets, which are included in other assets on the consolidated balance sheets. The current portion of lease liabilities are included in accrued liabilities and the long-term portion is included in other liabilities on the consolidated balance sheets. The Company’s lease cost is included in general and administrative expense in the consolidated statements of operations and consists of amounts recognized under lease agreements, adjusted for impairment and sublease income.
Intangible assets, net. The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.
Finite-lived intangible assets primarily consist of customer relationships and trade names obtained through acquisitions. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 3 to 15 years. See Note 8—Intangible Assets and Goodwill.
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
The Company performed its annual impairment review of indefinite-lived intangible assets as of February 1, 2021, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment of the Company’s indefinite-lived intangible assets existed as of September 30, 2021.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that impairment may exist.
The Company performed its annual impairment review of goodwill as of February 1, 2021, and concluded there was no impairment as of that date. No recent events or changes in circumstances indicate that impairment existed as of September 30, 2021.
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
Revenue recognition. The Company’s net revenues are comprised principally of the following categories: service revenues, data processing revenues, international transaction revenues and other revenues, reduced by client incentives. As a payments network service provider, the Company’s obligation to the customer is to stand ready to provide continuous access to our payments network over the contractual term. Consideration is variable based primarily upon the amount and type of transactions and payments volume on Visa’s products. The Company recognizes revenue, net of sales and other similar taxes, as the payments network services are performed in an amount that reflects the consideration the Company expects to receive in exchange for those services. Fixed fees for payments network services are generally recognized ratably over the related service period. The Company has elected the optional exemption to not disclose the remaining performance obligations related to payments network services and other performance obligations which are constrained by and dependent upon the future performance of its clients, which are variable in nature. The Company also recognizes revenues, net of sales and other similar

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
taxes, from other value added services, including issuer solutions, acceptance solutions, risk and identity solutions and advisory services, as these value added services are performed.
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
Other revenues consist mainly of value added services, license fees for use of the Visa brand or technology, fees for account holder services, certification, licensing and card benefits, such as extended account holder protection and concierge services. Other revenues are recognized in the same period the related transactions occur or services are performed.
Client incentives. The Company enters into long-term contracts with financial institution clients, merchants and strategic partners for various programs that provide cash and other incentives designed to increase revenue by growing payments volume, increasing Visa product acceptance, winning merchant routing transactions over to Visa’s network and driving innovation. Incentives are classified as reductions to revenues within client incentives, unless the incentive is a cash payment made in exchange for a distinct good or service provided by the customer, in which case the payment is classified as operating expense. The Company generally capitalizes upfront and fixed incentive payments under these agreements and amortizes the amounts as a reduction to revenues ratably over the contractual term. Incentives that are earned by the customer based on performance targets are recorded as reductions to revenues based on management's estimate of each client's future performance. These accruals are regularly reviewed and estimates of performance are adjusted, as appropriate, based on changes in performance expectations, actual client performance, amendments to existing contracts or the execution of new contracts.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Pension and other postretirement benefit plans. The Company’s defined benefit pension and other postretirement benefit plans are actuarially evaluated, incorporating various critical assumptions including the discount rate and the expected rate of return on plan assets (for qualified pension plans). The discount rate is based on a cash flow matching analysis, with the projected benefit payments matching spot rates from a yield curve developed from high-quality corporate bonds. The expected rate of return on pension plan assets is primarily based on the targeted allocation, and evaluated for reasonableness by considering such factors as: (i) actual return on plan assets; (ii) historical rates of return on various asset classes in the portfolio; (iii) projections of returns on various asset classes; and (iv) current and prospective capital market conditions and economic forecasts. Any difference between actual and expected plan experience, including asset return experience, in excess of a 10% corridor is recognized in net periodic pension cost over the expected average employee future service period, which ranges from approximately 7 to 9 years for the U.S. and non-U.S. pension plans. Other assumptions involve demographic factors such as retirement age, mortality, attrition and the rate of compensation increases. The Company evaluates assumptions annually and modifies them as appropriate.
The Company recognizes settlement losses when it settles pension benefit obligations, including making lump-sum cash payments to plan participants in exchange for their rights to receive specified pension benefits, when certain thresholds are met. See Note 11—Pension and Other Postretirement Benefits.
Foreign currency remeasurement and translation. The Company’s functional currency is the U.S. dollar for the majority of its foreign operations except for Visa Europe Limited (“Visa Europe”) whose functional currency is the Euro. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates. Resulting foreign currency transaction gains and losses related to conversion and remeasurement are recorded in general and administrative expense in the consolidated statements of operations and were not material for fiscal 2021, 2020 and 2019.
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
Derivative financial instruments. The Company uses foreign exchange forward derivative contracts to reduce its exposure to foreign currency rate changes on forecasted non-functional currency denominated operational cash flows. The terms of these derivative contracts designated as cash flow hedges are generally no more than 12 months. The Company uses regression analysis to assess hedge effectiveness prospectively and retrospectively. The effectiveness tests are performed on foreign exchange forward contracts based on changes in the spot rate of the derivative instrument compared to changes in the spot rate of the forecasted hedged transaction.
Derivatives are carried at fair value on a gross basis on the consolidated balance sheets. Gains and losses resulting from changes in the fair value of cash flow hedges are accounted for in accumulated other comprehensive income (loss) on the consolidated balance sheets. When the forecasted transaction occurs and is recognized in earnings, the amount in accumulated other comprehensive income (loss) related to that hedge is reclassified to the consolidated statements of operations in the corresponding account where revenue or expense is recorded. Forward points are excluded from effectiveness testing and measurement purposes and are reported in earnings. Cash flow hedges are subject to master netting agreements, which provide the Company with a legal right to net settle multiple payable and receivable positions with the same counterparty, in a single currency through a single payment. However, the Company presents fair values on a gross basis on the consolidated balance sheets.
The Company holds foreign exchange forward contracts which were designated as a net investment hedge against a portion of the Company’s net investment in Visa Europe. The Company also holds interest rate and cross-currency swap agreements on a portion of the outstanding senior notes that allows the Company to manage its interest rate exposure through a combination of fixed and floating rates and reduce the overall cost of borrowing. The Company designated the interest rate swaps as a fair value hedge and the cross-currency swap as a net investment hedge. Gains and losses related to changes in fair value hedges are recognized in non-operating income (expense) along with a corresponding loss or gain related to the change in fair value of the underlying hedged item in the same line item in the consolidated statements of operations. Gains and losses related to changes in the fair value of net investment hedges are recorded in other comprehensive income (loss). Amounts

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
excluded from the effectiveness testing of net investment hedges are recognized in non-operating income (expense).
The Company utilizes foreign exchange derivative contracts to hedge against foreign currency exchange rate fluctuations related to certain monetary assets and liabilities denominated in foreign currency. Gains and losses resulting from changes in the fair value of these derivative instruments not designated for hedge accounting are recorded in general and administrative expense for hedges of operating activity, or non-operating income (expense) for hedges of non-operating activity.
Cash flows associated with a cash flow hedge are classified as an operating activity on the consolidated statement of cash flows. Cash flows associated with a fair value hedge may be included in operating, investing or financing activities depending on the classification of the items being hedged. Cash flows associated with a net investment hedge are classified as an investing activity. See Note 13—Derivative Financial Instruments.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update (“ASU”) 2016-13, which requires the measurement and recognition of expected credit losses for financial assets and certain other instruments held at amortized cost, replacing the incurred loss model. Subsequently, the FASB also issued amendments to this standard. The Company adopted the guidance effective October 1, 2020 using the modified retrospective transition method with comparative periods continuing to be reported using the previous applicable guidance. The adoption did not have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, which is Step 1 of the goodwill impairment test. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the standard effective October 1, 2020 on a prospective basis. The adoption had no impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The Company adopted this standard effective October 1, 2020. The adoption did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing, modifying or adding certain disclosures. The Company adopted this standard effective October 1, 2020. The adoption did not have a material impact on the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 2—Acquisitions
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
Terminated Acquisition
On January 12, 2021, Visa and Plaid Inc. mutually terminated their merger agreement announced on January 13, 2020. See Note 20—Legal Matters.
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography for the years ended September 30, 2021, 2020, and 2019:

	For the Years Ended September 30,
	2021	2020	2019
	(in millions)
Service revenues	$11,475	$9,804	$9,700
Data processing revenues	12,792	10,975	10,333
International transaction revenues	6,530	6,299	7,804
Other revenues	1,675	1,432	1,313
Client incentives	(8,367)	(6,664)	(6,173)
Net revenues	$24,105	$21,846	$22,977

	For the Years Ended September 30,
	2021	2020	2019
	(in millions)
U.S.	$11,160	$10,125	$10,279
International	12,945	11,721	12,698
Net revenues	$24,105	$21,846	$22,977
Remaining performance obligations are comprised of deferred revenues and unbilled contract revenues that will be invoiced and recognized as revenues in future periods primarily related to value added services. As of September 30, 2021, the remaining performance obligations were $1.7 billion. The Company expects approximately half to be recognized as revenue in the next two years and the remaining thereafter. However, the amount and timing of revenue recognition is affected by several factors, including contract modifications and terminations, which could impact the estimate of amounts allocated to remaining performance obligations and when such revenues could be recognized.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	September 30,
	2021	2020
	(in millions)
Cash and cash equivalents	$16,487	$16,289
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	894	901
Customer collateral	2,260	1,850
Prepaid expenses and other current assets	158	131
Cash, cash equivalents, restricted cash and restricted cash equivalents	$19,799	$19,171
Note 5—U.S. and Europe Retrospective Responsibility Plans
U.S. Retrospective Responsibility Plan
The Company has established several related mechanisms designed to address potential liability under certain litigation referred to as the “U.S. covered litigation.” These mechanisms are included in and referred to as the U.S. retrospective responsibility plan and consist of a U.S. litigation escrow agreement, the conversion feature of the Company’s shares of class B common stock, the indemnification obligations of the Visa U.S.A. Inc. (“Visa U.S.A.”) members, an interchange judgment sharing agreement, a loss sharing agreement and an omnibus agreement, as amended.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account by fiscal year:

	2021	2020
	(in millions)
Balance at beginning of period	$901	$1,205
Return of takedown payment to the litigation escrow account	—	467
Payments to opt-out merchants(1) and interest earned on escrow funds	(7)	(771)
Balance at end of period	$894	$901
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
Interchange judgment sharing agreement. Visa U.S.A. and Visa International Service Association (“Visa International”) have entered into an interchange judgment sharing agreement with certain Visa U.S.A. members that have been named as defendants in the interchange multidistrict litigation, which is described in Note 20—Legal Matters. Under this judgment sharing agreement, Visa U.S.A. members that are signatories will pay their membership proportion of the amount of a final judgment not allocated to the conduct of Mastercard.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
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
Europe Retrospective Responsibility Plan
UK loss sharing agreement. The Company has entered into a loss sharing agreement with Visa Europe and certain of Visa Europe’s member financial institutions located in the United Kingdom (the “UK LSA members”). Each of the UK LSA members has agreed, on a several and not joint basis, to compensate the Company for certain losses which may be incurred by the Company, Visa Europe or their affiliates as a result of certain existing and potential litigation relating to the setting and implementation of domestic multilateral interchange fee rates in the United Kingdom prior to the closing of the Visa Europe acquisition (the “Closing”), subject to the terms and conditions set forth therein and, with respect to each UK LSA member, up to a maximum amount of the up-front cash consideration received by such UK LSA member. The UK LSA members’ obligations under the UK loss sharing agreement are conditional upon, among other things, either (a) losses valued in excess of the sterling equivalent on June 21, 2016 of €1.0 billion having arisen in UK covered claims (and such losses having reduced the conversion rate of the series B preferred stock accordingly), or (b) the conversion rate of the series B preferred stock having been reduced to zero pursuant to losses arising in claims relating to multilateral interchange fee rate setting in the Visa Europe territory.
Litigation management deed. The Company has entered into a litigation management deed with Visa Europe which sets forth the agreed upon procedures for the management of the VE territory covered litigation, the allocation of losses resulting from this litigation (the “VE territory covered losses”) between the series B and C preferred stock, and any accelerated conversion or reduction in the conversion rate of the shares of series B and C preferred stock. The litigation management deed applies only to VE territory covered litigation (and resultant losses and liabilities). The litigation management deed provides that the Company will generally control the conduct of the VE territory covered litigation, subject to certain obligations to report and consult with the litigation management committees for VE territory covered litigation (the “VE territory litigation management committees”). The VE territory litigation management committees, which are composed of representatives of certain Visa Europe members, have also been granted consent rights to approve certain material decisions in relation to the VE territory covered litigation.
The Company obtained certain protections for VE territory covered losses through the series B and C preferred stock, the UK loss sharing agreement, and the litigation management deed, referred to as the “Europe retrospective responsibility plan.” The plan covers VE territory covered litigation (and resultant liabilities and losses) relating to the covered period, which generally refers to the period before the Closing. Visa’s protection from the plan is further limited to 70% of any liabilities where the claim relates to inter-regional multilateral interchange fee rates where the issuer is located outside the Visa Europe territory, and the merchant is located within the Visa Europe territory. The plan does not protect the Company in Europe against all types of litigation or remedies or fines imposed in competition law enforcement proceedings, only the interchange litigation specifically covered by the plan’s terms.
Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through a periodic adjustment to the class A common stock conversion rates applicable to the series B and C preferred stock. The total amount of protection available through the preferred stock component of the Europe retrospective responsibility plan is equivalent to the as-converted value of the preferred stock, which can be calculated at any point in time as the product of: (a) the outstanding number of shares of preferred stock; (b) the

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
current conversion rate applicable to each class of preferred stock; and (c) Visa’s class A common stock price. This amount differs from the value of the preferred stock recorded within stockholders’ equity on the Company’s consolidated balance sheets. The book value of the preferred stock reflects its historical value recorded at the Closing less VE territory covered losses recovered through a reduction of the applicable conversion rate. The book value does not reflect changes in the underlying class A common stock price subsequent to the Closing.
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
As required by the litigation management deed, at the fourth anniversary of the Visa Europe acquisition, Visa, in consultation with the VE territories litigation management committee, carried out a release assessment of the extent to which, if at all, it would be appropriate to effect a partial conversion of series B or C preferred stock into class A common stock or series A preferred stock. After the completion of this assessment, in September 2020, the Company released $7.3 billion of the as-converted value from its series B and C preferred stock and issued 374,819 shares of series A preferred stock (the “Fourth anniversary release”). Each holder of a share of series B and C preferred stock received a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company paid $5 million in cash in lieu of issuing fractional shares of series A preferred stock. The release resulted in a downward adjustment to the series B and C preferred stock conversion rates. See Note 15—Stockholders’ Equity.
VE territory covered losses may be recorded before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity will then be recorded against the book value of the preferred stock within stockholders’ equity. During the year ended September 30, 2021, the Company recovered $55 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock.
The following table presents the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity during the year ended September 30, 2021:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2020	$1,106	$1,543	$(39)
VE territory covered losses incurred(1)	—	—	(147)
Recovery through conversion rate adjustment(2)	(35)	(20)	53
Balance as of September 30, 2021	$1,071	$1,523	$(133)
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets as of September 30, 2021 and 2020:

	September 30,
	2021		2020
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$3,493	$1,071	$3,168	$1,106
Series C preferred stock	4,806	1,523	4,331	1,543
Total	8,299	2,594	7,499	2,649
Less: right to recover for covered losses	(133)	(133)	(39)	(39)
Total recovery for covered losses available	$8,166	$2,461	$7,460	$2,610
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of September 30, 2021, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 6.321 and 6.834, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $222.75, Visa’s class A common stock closing stock price.
(3)As of September 30, 2020, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 6.387 and 6.861, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $199.97, Visa’s class A common stock closing stock price.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 6—Fair Value Measurements and Investments
The Company measures certain assets and liabilities at fair value. See Note 1—Summary of Significant Accounting Policies.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2
	2021	2020	2021	2020
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$11,779	$12,522	$—	$—
U.S. government-sponsored debt securities	—	—	100	1,469
U.S. Treasury securities	2,400	650	—	—
Investment securities:
Marketable equity securities	490	148	—	—
U.S. government-sponsored debt securities	—	—	245	2,582
U.S. Treasury securities	2,985	1,253	—	—
Other current and non-current assets:
Money market funds	4	—	—	—
Derivative instruments	—	—	410	512
Total	$17,658	$14,573	$755	$4,563
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$167	$135	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	109	181
Total	$167	$135	$109	$181
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
U.S. government-sponsored debt securities and U.S. Treasury securities. As of September 30, 2021 and 2020, gross unrealized gains and losses were not material. As of September 30, 2021, $4.0 billion of the Company’s debt securities are due within one year and $1.7 billion is due between one to five years.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of September 30, 2021 including cumulative unrealized gains and losses:

September 30, 2021
(in millions)
Initial cost basis	$874
Adjustments:
Upward adjustments	607
Downward adjustments (including impairment)	(13)
Carrying amount, end of period	$1,468
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of September 30, 2021 and 2020 were as follows:

	For the Years Ended September 30,
	2021	2020
	(in millions)
Upward adjustments	$484	$102
Downward adjustments (including impairment)	$(3)	$(6)
Investment Income
Investment income is recorded as non-operating income (expense) in the Company’s consolidated statements of operations and consisted of the following:

	For the Years Ended September 30,
	2021	2020	2019
	(in millions)
Interest and dividend income on cash and investments	$(16)	$80	$247
Realized gains (losses), net on debt securities	—	4	1
Equity securities:
Unrealized gains (losses), net	721	115	117
Realized gains (losses), net	26	1	18
Investment income	$731	$200	$383
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of September 30, 2021, the carrying value and estimated fair value of debt was $21.0 billion and $22.5 billion, respectively. As of September 30, 2020, the carrying value and estimated fair value of debt was $24.1 billion and $26.6 billion, respectively.
Other financial instruments not measured at fair value. The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet at September 30, 2021, but disclosure of their fair values is required: settlement receivable and payable and customer collateral. The estimated fair value of such instruments at September 30, 2021 approximates their carrying value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 7—Property, Equipment and Technology, Net
Property, equipment and technology, net, consisted of the following:

	September 30,
	2021	2020
	(in millions)
Land	$72	$71
Buildings and building improvements	1,008	1,007
Furniture, equipment and leasehold improvements	2,048	1,997
Construction-in-progress	226	163
Technology	4,320	3,923
Total property, equipment and technology	7,674	7,161
Accumulated depreciation and amortization	(4,959)	(4,424)
Property, equipment and technology, net	$2,715	$2,737
Technology consists of both purchased and internally developed software. Internally developed software primarily represents software utilized by the VisaNet electronic payments network. At September 30, 2021 and 2020, accumulated amortization for technology was $3.2 billion and $2.7 billion, respectively.
At September 30, 2021, estimated future amortization expense on technology is as follows:

	For the Years Ending September 30,
	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Estimated future amortization expense	$408	$307	$217	$134	$56	$18	$1,140
For fiscal 2021, 2020 and 2019, depreciation and amortization expense related to property, equipment and technology was $721 million, $687 million and $596 million, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 8—Intangible Assets and Goodwill
Indefinite-lived and finite-lived intangible assets consisted of the following:

	September 30,
	2021			2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Finite-lived intangible assets:
Customer relationships	$726	$(440)	$286	$709	$(376)	$333
Trade names	199	(148)	51	199	(134)	65
Reseller relationships	95	(92)	3	95	(89)	6
Other	16	(15)	1	17	(14)	3
Total finite-lived intangible assets	1,036	(695)	341	1,020	(613)	407
Indefinite-lived intangible assets:
Customer relationships and reacquired rights	23,239	—	23,239	23,317	—	23,317
Visa trade name	4,084	—	4,084	4,084	—	4,084
Total indefinite-lived intangible assets	27,323	—	27,323	27,401	—	27,401
Total intangible assets	$28,359	$(695)	$27,664	$28,421	$(613)	$27,808
For fiscal 2021, 2020 and 2019, amortization expense related to finite-lived intangible assets was $83 million, $80 million and $60 million, respectively.
At September 30, 2021, estimated future amortization expense on finite-lived intangible assets is as follows:

	For the Years Ending September 30,
	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Estimated future amortization expense	$78	$55	$53	$42	$27	$86	$341
The changes in goodwill during the years ended September 30, 2021 and 2020 are as follows:

	2021	2020
	(in millions)
Goodwill, beginning of period	$15,910	$15,656
Goodwill from acquisitions, net of adjustments	63	48
Foreign currency translation	(15)	206
Goodwill, end of period	$15,958	$15,910
During fiscal 2021, 2020 or 2019, there was no impairment related to the Company’s intangible assets and goodwill.
Note 9—Leases
The Company entered into various operating lease agreements primarily for real estate. The Company's leases have original lease periods expiring between fiscal 2022 and 2031. Many leases include one or more options to renew. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Payments under the Company’s lease arrangements are generally fixed. At September 30, 2021, the Company had no finance leases.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
At September 30, 2021 and 2020, ROU assets included in other assets on the consolidated balance sheets was $515 million and $508 million, respectively. At September 30, 2021 and 2020, the current portion of lease liabilities included in accrued liabilities on the consolidated balance sheets was $103 million and $97 million, respectively, and the long-term portion included in other liabilities was $471 million and $473 million, respectively.
During fiscal 2021 and 2020, total operating lease cost was $111 million and $114 million, respectively. At September 30, 2021 and 2020, the weighted-average remaining lease term for operating leases was approximately 6 years and the weighted-average discount rate for operating leases was 2.23% and 2.29%, respectively.
At September 30, 2021, the present value of future minimum lease payments was as follows:

September 30, 2021
(in millions)
2022	$120
2023	108
2024	100
2025	85
2026	75
Thereafter	132
Total undiscounted lease payments	620
Less: imputed interest	(46)
Present value of lease liabilities	$574
During fiscal 2021 and 2020, ROU assets obtained in exchange for lease liabilities was $96 million and $76 million, respectively.
At September 30, 2021, the Company had additional operating leases that had not yet commenced with lease obligations of $467 million. These operating leases will commence between fiscal 2022 and 2023 with non-cancellable lease terms of 1 to 15 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 10—Debt
The Company had outstanding debt as follows:

	September 30,
	2021	2020	Effective Interest Rate(1)
	(in millions, except percentages)
2.20% Senior Notes due December 2020	$—	$3,000	2.30%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Total debt	21,000	24,000
Unamortized discounts and debt issuance costs	(161)	(178)
Hedge accounting fair value adjustments(2)	138	248
Total carrying value of debt	$20,977	$24,070

Reported as:
Current maturities of debt	$999	$2,999
Long-term debt	19,978	21,071
Total carrying value of debt	$20,977	$24,070
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the change in fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes. See Note 1—Summary of Significant Accounting Policies and Note 13—Derivative Financial Instruments.
Senior Notes
The Company’s outstanding senior notes, or collectively, the “Notes”, are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of September 30, 2021, the Company was in compliance with all related covenants. Each series of Notes may be redeemed as a whole or in part at the Company’s option at any time at specified redemption prices.
During the year ended September 30, 2021, the Company repaid $3.0 billion of principal upon maturity of its senior notes.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
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
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. As of September 30, 2021 and 2020, the Company had no outstanding obligations under the program.
Credit Facility
On July 25, 2019, the Company entered into an amended and restated credit agreement for a 5 year, unsecured $5.0 billion revolving credit facility (the "Credit Facility"), which will expire on July 25, 2024. The Credit Facility is not governed by any financial covenants. This Credit Facility is maintained to ensure the integrity of the payment card settlement process and for general corporate purposes. Interest on borrowings under the Credit Facility will be charged at the London Interbank Offered Rate or an alternative base rate, in each case plus applicable margins that fluctuate based on the applicable credit rating of the Company's senior unsecured long-term debt. The Company has agreed to pay a commitment fee which will fluctuate based on such applicable rating of the Company. As of September 30, 2021 and 2020, the Company had no amounts outstanding under the Credit Facility.
At September 30, 2021, future principal payments on the Company’s outstanding debt were as follows:

	For the Years Ending September 30,
	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Future principal payments	$1,000	$2,250	$—	$—	$4,000	$13,750	$21,000
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
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
Summary of Plan Activities
A reconciliation of pension benefit obligations, plan assets, funded status and amounts recognized in the Company’s consolidated balance sheets were as follows:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Change in pension benefit obligation:
Benefit obligation at beginning of period	$920	$919	$563	$528
Service cost	—	—	4	4
Interest cost	25	28	10	10
Actuarial (gain) loss	(8)	37	(53)	11
Benefit payments	(60)	(64)	(28)	(17)
Foreign currency exchange rate changes	—	—	24	27
Benefit obligation at end of period	$877	$920	$520	$563
Accumulated benefit obligation	$877	$920	$520	$563
Change in plan assets:
Fair value of plan assets at beginning of period	$1,142	$1,090	$525	$490
Actual return on plan assets	205	114	9	5
Company contribution	1	2	21	22
Benefit payments	(60)	(64)	(28)	(17)
Foreign currency exchange rate changes	—	—	21	25
Fair value of plan assets at end of period	$1,288	$1,142	$548	$525
Funded status at end of period	$411	$222	$28	$(38)
Recognized in consolidated balance sheets:
Non-current asset	$417	$229	$30	$—
Current liability	(1)	(1)	—	—
Non-current liability	(5)	(6)	(2)	(38)
Funded status at end of period	$411	$222	$28	$(38)
Amounts recognized in accumulated other comprehensive income (loss) before tax consist of the following:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Net actuarial (gain) loss	$(11)	$135	$47	$93

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Benefit obligations in excess of plan assets were as follows:

	U.S. Plans		Non-U.S. Plans
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation at end of period	$(6)	$(7)	$(520)	$(563)
Fair value of plan assets at end of period	$—	$—	$548	$525
Projected benefit obligation in excess of plan assets
Benefit obligation at end of period	$(6)	$(7)	$(520)	$(563)
Fair value of plan assets at end of period	$—	$—	$548	$525
Net periodic benefit cost consists of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service cost	$—	$—	$—	$4	$4	$4
Interest cost	25	28	32	10	10	13
Expected return on assets	(70)	(72)	(71)	(17)	(15)	(18)
Amortization of actuarial (gain) loss	3	6	—	4	2	—
Settlement (gain) loss	(1)	8	7	2	—	—
Total net periodic benefit cost	$(43)	$(30)	$(32)	$3	$1	$(1)
The service cost component of net periodic benefit cost is presented in personnel expenses while the other components are presented in other non-operating income (expense) on the Company’s consolidated statements of operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2021	2020	2019	2021	2020	2019
	(in millions)
Current year actuarial (gain) loss	$(143)	$(5)	$114	$(45)	$21	$27
Amortization of actuarial gain (loss)	(3)	(14)	(7)	(6)	(2)	—
Current year prior service cost	—	—	—	—	—	1
Total recognized in other comprehensive (income) loss	$(146)	$(19)	$107	$(51)	$19	$28
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(189)	$(49)	$75	$(48)	$20	$27
For the year ended September 30, 2021, the net gain was primarily attributable to market-driven increases in the fair value of plan assets combined with an increase in the discount rate.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Weighted-average actuarial assumptions used to estimate the benefit obligation and net periodic benefit cost were as follows:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended September 30,
	2021	2020	2019	2021	2020	2019
Discount rate for benefit obligation:
Pension	2.98%	2.88%	3.26%	2.10%	1.60%	1.80%
Discount rate for net periodic benefit cost:
Pension	2.88%	3.27%	4.23%	1.60%	1.80%	2.90%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.00%	3.50%	3.00%	3.00%
Rate of increase(1) in compensation levels for:
Benefit obligation	NA	NA	NA	2.50%	2.50%	2.50%
Net periodic benefit cost	NA	NA	NA	2.50%	2.50%	2.50%
(1)This assumption is not applicable for the U.S. plans due to the amendment of the U.S. qualified defined benefit pension plan in October 2015, which discontinued the employer provided credits effective after December 31, 2015.
The U.S. plans include a cash balance plan with promised interest crediting rates. Under the plan rules, for fiscal 2021, 2020 and 2019, the weighted average interest crediting rates for the benefit obligation were 1.98%,1.88%, 2.26%, respectively, and the weighted average interest crediting rates for the benefit cost set at the beginning of the period were 1.88%, 2.26% and 3.23% for fiscal 2021, 2020 and 2019, respectively.
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
Pension plan assets are broadly diversified to maintain a prudent level of risk and to provide adequate liquidity for benefit payments. The Company generally evaluates and rebalances pension plan assets, as appropriate, to ensure that allocations are consistent with its investment strategy and within target allocation ranges. For U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity securities of 35% to 65%, fixed income securities of 43% to 53% and other, primarily consisting of cash equivalents to meet near term expected benefit payments and expenses, of up to 4%. At September 30, 2021, U.S. pension plan asset allocations for these categories were 50%, 48% and 2%, respectively, which were within target allocation ranges.
For non-U.S. pension plan assets, the Company’s investment strategy is to invest in the following: equity funds of 12%, interest and inflation hedging assets of 50% and other of 38%, consisting of cash and cash equivalents, corporate debt and asset-backed securities, multi-asset funds and property. At September 30, 2021, non-U.S. pension plan asset allocations for these categories were 12%, 45% and 43%, respectively, which generally aligned with the target allocations.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The following tables set forth by level, within the fair value hierarchy, the pension plans’ investments at fair value as of September 30, 2021 and 2020, including the impact of transactions that were not settled at the end of September:

	U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2021	2020	2021	2020	2021	2020	2021	2020
	(in millions)
Cash equivalents	$20	$17	$—	$—	$—	$—	$20	$17
Collective investment funds	—	—	548	509	—	—	548	509
Corporate debt securities	—	—	455	373	—	—	455	373
U.S. government-sponsored debt securities	—	—	28	30	—	—	28	30
U.S. Treasury securities	105	84	—	—	—	—	105	84
Asset-backed securities	—	—	—	—	31	37	31	37
Equity securities	101	92	—	—	—	—	101	92
Total	$226	$193	$1,031	$912	$31	$37	$1,288	$1,142

	Non-U.S. Plans
	Fair Value Measurements at September 30 Using Inputs Considered as
	Level 1		Level 2		Level 3		Total
	2021	2020	2021	2020	2021	2020	2021	2020
	(in millions)
Cash and cash equivalents	$18	$6	$—	$—	$—	$—	$18	$6
Corporate debt securities	—	—	51	48	—	—	51	48
Asset-backed securities	—	—	—	—	78	67	78	67
Equity funds	—	—	68	65	—	—	68	65
Multi-asset securities(1)	—	—	333	339	—	—	333	339
Total	$18	$6	$452	$452	$78	$67	$548	$525
(1)Multi-asset securities represent pension plan assets that are invested in funds comprised of broad ranges of assets.
Level 1 assets. Cash equivalents, which comprise of money market funds, U.S. Treasury securities and equity securities are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Cash Flows
Expected future employer contributions and benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Expected employer contributions
2022	$1	$21
Expected benefit payments
2022	$122	$8
2023	$93	$8
2024	$84	$9
2025	$80	$9
2026	$72	$9
2027-2031	$278	$50
Other Benefits
The Company sponsors a defined contribution plan, or 401(k) plan, that covers substantially all of its employees residing in the U.S. In fiscal 2021, 2020 and 2019, personnel costs included $141 million, $140 million, and $121 million, respectively, of expenses attributable to the Company’s employees under the 401(k) plan. The Company’s contributions to this 401(k) plan are funded on a current basis, and the related expenses are recognized in the period that the payroll expenses are incurred.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the year ended September 30, 2021, the Company’s maximum daily settlement exposure was $105.0 billion and the average daily settlement exposure was $65.1 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. At September 30, 2021 and 2020, the Company held the following collateral to manage settlement exposure:

	September 30,
	2021	2020
	(in millions)
Restricted cash and restricted cash equivalents	$2,260	$1,850
Pledged securities at market value	254	228
Letters of credit	1,518	1,306
Guarantees	758	717
Total	$4,790	$4,101

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 13—Derivative Financial Instruments
As of September 30, 2021 and 2020, the aggregate notional amount of the Company’s derivative contracts outstanding in its hedge program was $11.2 billion and $10.7 billion, respectively. As of September 30, 2021 and 2020, the aggregate notional amount of the derivative contracts not designated as hedging instruments was $0.8 billion and $1.6 billion, respectively.

As of September 30, 2021 and 2020, the following table shows the Company’s derivative instruments at gross fair value:

		September 30,
	Balance Sheet Location	2021	2020
		(in millions)
Assets
Designated as Hedging Instrument:
Foreign exchange contracts	Prepaid expenses and other current assets and other assets	$270	$257
Interest rate swap	Other assets	$138	$248
Not Designated as Hedging Instrument:
Foreign exchange contracts	Prepaid expenses and other current assets	$2	$7
Liabilities
Designated as Hedging Instrument:
Foreign exchange contracts	Accrued liabilities	$13	$39
Cross-currency swap	Other liabilities	$90	$137
Not Designated as Hedging Instrument:
Foreign exchange contracts	Accrued liabilities	$6	$5
For fiscal 2021, 2020 and 2019, the Company recognized pre-tax net gains (losses) in other comprehensive income (loss) related to net investment hedges of $20 million, ($318) million and $234 million, respectively. For fiscal 2021, 2020 and 2019, the Company recognized an increase in earnings of $156 million, $150 million and $95 million, respectively, related to excluded forward points and interest differentials from forward contracts and swap agreements.
Credit and market risks. The Company’s derivative financial instruments are subject to both credit and market risk. The Company monitors the credit-worthiness of the financial institutions that are counterparties to its derivative financial instruments and does not consider the risks of counterparty nonperformance to be significant. The Company mitigates this risk by entering into master netting agreements, and such agreements require each party to post collateral against its net liability position with the respective counterparty. As of September 30, 2021, the Company has received collateral of $35 million from counterparties, which is included in accrued liabilities in the consolidated balance sheets, and posted collateral of $9 million, which is included in prepaid expenses and other current assets in the consolidated balance sheets. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no absolute assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations. As of September 30, 2021, credit and market risks related to derivative instruments were not considered significant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 14—Enterprise-wide Disclosures and Concentration of Business
The Company’s long-lived net property and equipment and ROU assets are classified by major geographic areas as follows:

	September 30,
	2021	2020
	(in millions)
U.S.	$1,286	$1,350
International	596	558
Total	$1,882	$1,908
Revenues by geographic market is primarily based on the location of the issuing financial institution. Net revenues earned in the U.S. were approximately 46% of total net revenues in each of fiscal 2021 and fiscal 2020 and 45% of total net revenues in fiscal 2019. No individual country, other than the U.S., generated more than 10% of total net revenues in these years.
In fiscal 2021, the Company had one client that accounted for 11% of its total net revenues. In fiscal 2020, the Company had two clients that accounted for 11% and 10% of its total net revenues, respectively. In fiscal 2019, no clients generated greater than 10% of the Company’s total net revenues.
Note 15—Stockholders’ Equity
Series A preferred stock issuance. In September 2020, the Company issued 374,819 shares of series A preferred stock in connection with the Fourth anniversary release. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis at September 30, 2021 and 2020, were as follows:

	September 30,
	2021					2020
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		7	—	(2)	100.0000		35
Series B preferred stock	2		6.3210		16	2		6.3870		16
Series C preferred stock	3		6.8340		22	3		6.8610		22
Class A common stock(3)	1,677		—		1,677	1,683		—		1,683
Class B common stock	245		1.6228	(4)	398	245		1.6228	(4)	398
Class C common stock	10		4.0000		41	11		4.0000		43
Total					2,161					2,197
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before September 30, 2021 and 2020.
(4)The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Reduction in as-converted shares. Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock. The recovery has the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the series B and C preferred stock conversion rates and consequently, reduces the as-converted class A common stock share count. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table presents the reduction in as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments and the Fourth anniversary release:

	For the Years Ended September 30,
	2021				2020		2019
	Series B		Series C		Series B	Series C	Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of as-converted shares of class A common stock	—	(1)	—	(1)	16	22	—	(1)	—	(1)
Effective price per share(2)	$220.84		$220.71		$194.31	$194.33	$141.32		$150.26
Recovery through conversion rate adjustment	$35		$20		$72	$92	$6		$2
Fourth anniversary release	$—		$—		$3,084	$4,216	$—		$—
(1)The reduction in equivalent number of shares of class A common stock was less than one million shares.
(2)Effective price per share for each adjustment made during the year is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificates of designations for its series B and C preferred stock. Effective price per share for each fiscal year is calculated using the weighted-average effective prices of the respective adjustments made during the year.
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
The following table presents the reduction in as-converted class B common stock after deposits into the litigation escrow account for the following fiscal years:

	For the Years Ended September 30,
	2021	2020	2019
	(in millions, except per share data)
Reduction in equivalent number of as-converted shares of class A common stock	—	—	2
Effective price per share(1)	$—	$—	$174.73
Deposits under the U.S. retrospective responsibility plan	$—	$—	$300
(1)Effective price per share is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificate of incorporation.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Common stock repurchases. The following table presents share repurchases in the open market for the following fiscal years:

	For the Years Ended September 30,
	2021	2020	2019
	(in millions, except per share data)
Shares repurchased in the open market(1)	40	44	56
Average repurchase price per share(2)	$219.03	$183.00	$154.01
Total cost(2)	$8,676	$8,114	$8,607
(1)Shares repurchased in the open market reflect repurchases that settled during fiscal 2021, 2020 and 2019. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost are calculated based on unrounded numbers.
In January 2020, the Company’s board of directors authorized a $9.5 billion share repurchase program and in January 2021, authorized an additional $8.0 billion share repurchase program (the “January 2021 Program”). These authorizations have no expiration date. As of September 30, 2021, the Company’s January 2021 Program had remaining authorized funds of $4.8 billion. All share repurchase programs authorized prior to January 2021 have been completed.
Dividends. In fiscal 2021, 2020 and 2019, the Company declared and paid dividends of $2.8 billion, $2.7 billion and $2.3 billion, respectively, at a quarterly rate of $0.32, $0.30 and $0.25 per share, respectively. On October 22, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), which will be paid on December 7, 2021, to all holders of record of the Company’s common and preferred stock as of November 12, 2021.
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
Class C common stock. As of September 30, 2021, all of the shares of class C common stock have been released from transfer restrictions. A total of 141 million shares have been converted from class C to class A common stock upon their sale into the public market.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The series B and C preferred stock is convertible upon certain conditions into shares of class A common stock or series A preferred stock. The shares of series B and C preferred stock are subject to restrictions on transfer and may become convertible in stages based on developments in the VE territory covered litigation. The shares of series B and C preferred stock will become fully convertible on the 12th anniversary of the closing of the Visa Europe acquisition, subject only to a holdback to cover any then-pending claims. Upon any such conversion of the series B and C preferred stock (whether by such 12th anniversary, or thereafter with respect to claims pending on such anniversary), the conversion rate would be adjusted downward and the holder would receive either class A common stock or series A preferred stock (for those who are not eligible to hold class A common stock pursuant to the Company’s charter). The conversion rates may also be reduced from time to time to offset certain liabilities.
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
Voting rights. The holders of the series B and C preferred stock have no right to vote on any matters, except for certain defined matters, including, in specified circumstances, any consolidation, merger, combination or similar transaction of the Company in which the preferred stockholders would either (i) receive shares of common stock or other equity securities of the Company with preferences, rights and privileges that are not substantially identical to the preferences, rights and privileges of the applicable series of preferred stock or (ii) receive securities, cash or other property that is different from what the Company’s class A common stockholders would receive. With respect to these limited matters on which the holders of preferred stock may vote, approval by the preferred stockholders requires the affirmative vote of the outstanding voting power of each such series of preferred stock, each such series voting as a single class. In either case, the series B and C preferred stockholders are entitled to cast a number of votes equal to the number of shares held by each such holder. Holders of the series A preferred stock, upon issuance at conversion, will have similar voting rights to the rights of the holders of the series B and C preferred stock.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 16—Earnings Per Share
Basic earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock outstanding and participating securities during the period. Participating securities include the Company’s series A, B and C preferred stock and restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends or dividend equivalents. Net income is allocated to each class of common stock and participating securities based on its proportional ownership on an as-converted basis. The weighted-average number of shares outstanding of each class of common stock reflects changes in ownership over the periods presented. See Note 15—Stockholders’ Equity.
Diluted earnings per share is computed by dividing net income available by the weighted-average number of shares of common stock outstanding, participating securities and, if dilutive, potential class A common stock equivalent shares outstanding during the period. Dilutive class A common stock equivalents may consist of: (1) shares of class A common stock issuable upon the conversion of series A, B and C preferred stock and class B and C common stock based on the conversion rates in effect through the period, and (2) incremental shares of class A common stock calculated by applying the treasury stock method to the assumed exercise of employee stock options, the assumed purchase of stock under the Company’s Employee Stock Purchase Plan and the assumed vesting of unearned performance shares.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The following table presents earnings per share for fiscal 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$9,527	1,691	$5.63	$12,311	2,188	(3)	$5.63
Class B common stock	2,244	245	$9.14	2,242	245		$9.13
Class C common stock	237	10	$22.53	236	10		$22.51
Participating securities	303	Not presented	Not presented	303	Not presented		Not presented
Net income	$12,311
The following table presents earnings per share for fiscal 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$8,310	1,697	$4.90	$10,866	2,223	(3)	$4.89
Class B common stock	1,951	245	$7.94	1,948	245		$7.93
Class C common stock	214	11	$19.58	214	11		$19.56
Participating securities	391	Not presented	Not presented	391	Not presented		Not presented
Net income	$10,866
The following table presents earnings per share for fiscal 2019:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$9,273	1,742	$5.32	$12,080	2,272	(3)	$5.32
Class B common stock	2,130	245	$8.68	2,127	245		$8.66
Class C common stock	247	12	$21.30	246	12		$21.26
Participating securities	430	Not presented	Not presented	429	Not presented		Not presented
Net income	$12,080
(1)Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million for each of fiscal 2021 and 2020 and 400 million for fiscal 2019. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 42 million, 44 million and 46 million for fiscal 2021, 2020 and 2019, respectively. The weighted-average number of shares of preferred stock included within participating securities was 12 million and 1 million of as-converted series A preferred stock for fiscal 2021 and 2020, respectively, 16 million of as-converted series B preferred stock for fiscal 2021 and 32 million of as-converted series B preferred stock for each of fiscal 2020 and 2019, and 22 million, 43 million, and 44 million of as-converted series C preferred stock for fiscal 2021, 2020 and 2019, respectively.
(2)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis, and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for each of fiscal 2021, 2020 and 2019.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 17—Share-based Compensation
2007 Equity Incentive Compensation Plan
The Company’s 2007 Equity Incentive Compensation Plan, or the EIP, authorizes the compensation committee of the board of directors to grant non-qualified stock options (“options”), restricted stock awards, RSUs and performance-based shares to its employees and non-employee directors. On January 26, 2021, the EIP was amended to extend the termination date from January 31, 2022 to January 26, 2031 and reduce the number of shares of class A common stock authorized for grant from 236 million to 198 million. Shares available for grant may be either authorized and unissued or previously issued shares subsequently acquired by the Company. Under the amended EIP, shares withheld for taxes, or shares used to pay the exercise or purchase price of an award, shall not again be available for future grant. The EIP will continue to be in effect until all of the common stock available under the EIP is delivered and all restrictions on those shares have lapsed, unless the EIP is terminated earlier by the Company’s board of directors.
For fiscal 2021, 2020 and 2019, the Company recorded share-based compensation cost related to the EIP of $518 million, $393 million and $388 million, respectively, in personnel expense on its consolidated statements of operations. The related tax benefits for fiscal 2021, 2020 and 2019 were $73 million, $63 million and $59 million, respectively.
Options
Options issued under the EIP expire 10 years from the date of grant and primarily vest ratably over 3 years from the date of grant, subject to earlier vesting in full under certain conditions.
During fiscal 2021, 2020 and 2019, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended September 30,
	2021	2020	2019
Expected term (in years)(1)	4.07	4.03	3.98
Risk-free rate of return(2)	0.3%	1.6%	2.9%
Expected volatility(3)	25.1%	18.7%	20.2%
Expected dividend yield(4)	0.6%	0.7%	0.7%
Fair value per option granted	$39.51	$29.37	$25.89
(1)Based on Visa’s historical exercise experience.
(2)Based upon the zero coupon U.S. treasury bond rate over the expected term of the awards.
(3)Based on the Company’s implied and historical volatilities.
(4)Based on the Company’s annual dividend rate on the date of grant.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The following table summarizes the Company’s option activity for fiscal 2021:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2020	5,786,549	$114.61
Granted	1,022,430	$207.57
Forfeited	(57,107)	$179.38
Expired	—	$—
Exercised	(912,093)	$87.06
Outstanding at September 30, 2021	5,839,779	$134.56	6.56	$515
Options exercisable at September 30, 2021	3,736,509	$105.05	5.55	$440
Options exercisable and expected to vest at September 30, 2021(2)	5,783,092	$133.93	6.54	$514
(1)Calculated using the closing stock price on the last trading day of fiscal 2021 of $222.75, less the option exercise price, multiplied by the number of instruments.
(2)Applied a forfeiture rate to unvested options outstanding at September 30, 2021 to estimate the options expected to vest in the future.
During fiscal 2021, 2020 and 2019, the total intrinsic value of options exercised was $124 million, $146 million and $107 million, respectively, and the tax benefit realized was $23 million, $31 million and $23 million, respectively. As of September 30, 2021, there was $23 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 0.42 years.
Restricted Stock Units
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
The fair value and compensation cost before estimated forfeitures for RSUs is calculated using the closing price of class A common stock on the date of grant. During fiscal 2021, 2020 and 2019, the weighted-average grant date fair value of RSUs granted was $209.00, $183.61 and $137.38, respectively. During fiscal 2021, 2020 and 2019, the total grant date fair value of RSUs vested was $331 million, $284 million and $228 million, respectively.
The following table summarizes the Company’s RSU activity for fiscal 2021:

	Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2020	4,690,500	$154.06
Granted	2,486,219	$209.00
Vested	(2,327,105)	$142.35
Forfeited	(323,166)	$183.46
Outstanding at September 30, 2021	4,526,448	$188.16	0.87	$1,008
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2021 of $222.75 by the number of instruments.
At September 30, 2021, there was $452 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.87 years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Performance-based Shares
For the Company’s performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on the Company’s earnings per share target. The market condition is based on the Company’s total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. For fiscal 2021, the fair value of the performance-based shares incorporating the market condition is estimated on the grant date using a Monte Carlo simulation model with the following weighted-average assumptions: risk-free rate of return of 0.2%, expected term of 2 years, expected volatility of 27.2% and expected dividend yield of 0.6%. In fiscal 2021, 2020 and 2019, the weighted-average grant date fair value of performance-based shares granted was $229.81, $211.08 and $153.42 per share, respectively. Performance-based shares vest over three years and are subject to earlier vesting in full under certain conditions. During fiscal 2021, 2020 and 2019, the total grant date fair value of performance-based shares vested and earned was $47 million, $65 million and $41 million, respectively. Compensation cost for performance-based shares is initially estimated based on target performance. It is recorded net of estimated forfeitures and adjusted as appropriate throughout the performance period.
The following table summarizes the maximum number of performance-based shares which could be earned and related activity for fiscal 2021:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Outstanding at September 30, 2020	994,800	$171.33
Granted(2)	432,714	$229.81
Vested and earned	(359,894)	$130.98
Unearned	(203,760)	$224.79
Forfeited	—	$—
Outstanding at September 30, 2021	863,860	$204.82	0.82	$192
(1)Calculated by multiplying the closing stock price on the last trading day of fiscal 2021 of $222.75 by the number of instruments.
(2)Represents the maximum number of performance-based shares which could be earned.
At September 30, 2021, there was $40 million of total unrecognized compensation cost related to unvested performance-based shares, which is expected to be recognized over a weighted-average period of approximately 0.82 years.
Employee Stock Purchase Plan
The Visa Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to purchase the Company’s class A common stock at a 15% discount of the stock price on the purchase date, subject to certain restrictions. A total of 20 million shares of class A common stock have been reserved for issuance under the ESPP. In fiscal 2021, 2020 and 2019, the ESPP did not have a material impact on the consolidated financial statements.
Note 18—Commitments and Contingencies
Commitments. The Company has software licenses throughout the world with varying expiration dates. At September 30, 2021, future minimum payments on software licenses are as follows:

	For the Years Ending September 30,
	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Software licenses	$97	$35	$7	$6	$—	$—	$145

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Note 19—Income Taxes
The Company’s income before taxes by fiscal year consisted of the following:

	For the Years Ended September 30,
	2021	2020	2019
	(in millions)
U.S.	$11,002	$9,178	$9,536
Non-U.S.	5,061	4,612	5,348
Total income before taxes	$16,063	$13,790	$14,884
For fiscal 2021, U.S. income before taxes included $3.1 billion, and for fiscal 2020 and 2019 included $3.0 billion, of the Company’s U.S. entities’ income from operations outside of the U.S.
Income tax provision by fiscal year consisted of the following:

	For the Years Ended September 30,
	2021	2020	2019
	(in millions)
Current:
U.S. federal	$1,943	$1,662	$1,504
State and local	69	212	243
Non-U.S.	869	743	843
Total current taxes	2,881	2,617	2,590
Deferred:
U.S. federal	(57)	42	184
State and local	(28)	9	28
Non-U.S.	956	256	2
Total deferred taxes	871	307	214
Total income tax provision	$3,752	$2,924	$2,804

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
At September 30, 2021 and 2020, the tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities, are presented below:

	September 30,
	2021	2020
	(in millions)
Deferred Tax Assets:
Accrued compensation and benefits	$166	$114
Accrued litigation obligation	234	204
Client incentives	327	121
Net operating loss carryforwards	104	80
Comprehensive loss	106	148
Federal benefit of state taxes	157	203
Other	55	60
Valuation allowance	(103)	(84)
Deferred tax assets	1,046	846
Deferred Tax Liabilities:
Property, equipment and technology, net	(346)	(343)
Intangible assets	(6,452)	(5,492)
Unrealized gains on equity securities	(203)	(48)
Foreign taxes	(93)	(137)
Deferred tax liabilities	(7,094)	(6,020)
Net deferred tax liabilities	$(6,048)	$(5,174)
On June 10, 2021, the UK enacted legislation that increases the tax rate from 19% to 25%, effective April 1, 2023. As a result, the Company recorded a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of its UK deferred tax liabilities, primarily related to intangibles recorded upon the acquisition of Visa Europe in fiscal 2016. The increase in deferred tax liabilities reflects the remeasurement of UK deferred tax liabilities.
The American Rescue Plan Act of 2021 (the “ARP Act”) was enacted in the U.S. on March 11, 2021. The ARP Act did not have a material impact on the Company’s financial results.
At September 30, 2021 and 2020, net deferred tax assets of $80 million and $63 million, respectively, are reflected in other assets on the consolidated balance sheets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The fiscal 2021 and 2020 valuation allowances relate primarily to foreign net operating losses from subsidiaries acquired in recent years.
As of September 30, 2021, the Company had $42 million federal, $15 million state and $390 million foreign net operating loss carryforwards from acquired subsidiaries. Federal net operating loss carryforwards generated in years prior to fiscal 2018 will expire in fiscal 2034 through 2037. State net operating loss carryforwards will expire in fiscal 2028 through 2035. Federal net operating losses generated after fiscal 2017 and foreign net operating losses may be carried forward indefinitely. The Company expects to fully utilize the state net operating loss carryforwards in future years.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory rate to pretax income, as a result of the following:

	For the Years Ended September 30,
	2021		2020		2019
	(in millions, except percentages)
U.S. federal income tax at statutory rate	$3,373	21%	$2,896	21%	$3,126	21%
State income taxes, net of federal benefit	222	1%	199	2%	223	2%
Non-U.S. tax effect, net of federal benefit	(505)	(3%)	(483)	(4%)	(527)	(4%)
Remeasurement of deferred tax balances	1,007	6%	329	2%	—	—%
Conclusion of audits	(255)	(2%)	—	—%	—	—%
Other, net	(90)	—%	(17)	—%	(18)	—%
Income tax provision	$3,752	23%	$2,924	21%	$2,804	19%
In fiscal 2021 and fiscal 2020, the effective income tax rate was 23% and 21%, respectively. The effective tax rate in fiscal 2021 differs from the effective tax rate in fiscal 2020 primarily due to the following:
•during fiscal 2021, a $1.0 billion non-recurring non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as discussed above;
•during fiscal 2021, $255 million of tax benefits recognized as a result of the conclusion of audits by taxing authorities; and
•during fiscal 2020, a $329 million non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as discussed below.
In fiscal 2020 and fiscal 2019, the effective income tax rate was 21% and 19%, respectively. The effective tax rate in fiscal 2020 differs from the effective tax rate in fiscal 2019 mainly due to a $329 million non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities, as a result of the enactment of UK legislation on July 22, 2020 that repealed the previous tax rate reduction from 19% to 17% that was effective April 1, 2020.
Current income taxes receivable at September 30, 2021 and 2020 of $83 million and $93 million, respectively, were included in prepaid expenses and other current assets. Non-current income taxes receivable at September 30, 2021 and 2020 of $974 million and $988 million, respectively, were included in other assets. Income taxes payable at September 30, 2021 and 2020 of $325 million and $134 million, respectively, were included in accrued liabilities. Accrued income taxes at September 30, 2021 and 2020 of $2.4 billion and $2.8 billion, respectively, were included in other liabilities.
The Company’s operating hub in the Asia Pacific region is located in Singapore. Effective October 1, 2008 through September 30, 2023, it is subject to a tax incentive which is conditional upon meeting certain business operations and employment thresholds in Singapore. The tax incentive decreased Singapore tax by $273 million, $280 million and $324 million, and the gross benefit of the tax incentive on diluted earnings per share was $0.12, $0.13 and $0.14 in fiscal 2021, 2020 and 2019, respectively.
In accordance with Accounting Standards Codification 740—Income Taxes, the Company is required to inventory, evaluate and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
At September 30, 2021, 2020, and 2019, the Company’s total gross unrecognized tax benefits were $2.5 billion, $2.6 billion and $2.2 billion, respectively, exclusive of interest and penalties described below. Included in the $2.5 billion, $2.6 billion and $2.2 billion are $1.3 billion, $1.6 billion and $1.4 billion of unrecognized tax benefits, respectively, that if recognized, would reduce the effective tax rate in a future period.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
A reconciliation of beginning and ending unrecognized tax benefits by fiscal year is as follows:

	2021	2020	2019
	(in millions)
Balance at beginning of period	$2,579	$2,234	$1,658
Increases of unrecognized tax benefits related to prior years	34	66	216
Decreases of unrecognized tax benefits related to prior years	(386)	(83)	(13)
Increases of unrecognized tax benefits related to current year	326	376	384
Decreases related to settlements with taxing authorities	(63)	(12)	(9)
Reductions related to lapsing statute of limitations	(2)	(2)	(2)
Balance at end of period	$2,488	$2,579	$2,234
In fiscal 2021, 2020 and 2019, the Company recognized $1 million, $68 million and $66 million of net interest expense, respectively, related to uncertain tax positions. In fiscal 2021, 2020 and 2019, the Company accrued penalties related to uncertain tax positions of $3 million, $4 million and $5 million, respectively. At September 30, 2021 and 2020, the Company had accrued interest of $233 million, and accrued penalties of $34 million and $31 million, respectively, related to uncertain tax positions included in other long-term liabilities in its consolidated balance sheets.
The Company’s U.S. federal income tax returns for fiscal 2013 through 2018 and refund claims filed for fiscal 2008 through 2012 are currently under examination. The Company’s California income tax returns for fiscal 2012 through 2015 and refund claims filed for fiscal 2006 through 2011 are currently under examination. Except for the refund claims, the federal and California statutes of limitations have expired for fiscal years prior to 2012.
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
The India tax authorities completed the assessment of the Company’s income tax returns for the taxable years falling within the period from fiscal 2010 to 2018, and made certain adjustments. The Company objected to these adjustments and filed appeals to the appellate authorities. While the timing and outcome of the final resolution of these appeals are uncertain, the Company believes that its income tax provision adequately reflects its income tax obligations in India.
The Company is also subject to examinations by various state and foreign tax authorities. All material state and foreign tax matters have been concluded for years through fiscal 2007. The timing and outcome of the final resolutions of the federal, state and foreign tax examinations and refund claims are uncertain. As such, it is not reasonably possible to estimate the impact that the final outcomes could have on the Company’s unrecognized tax benefits in the next 12 months.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
The following table summarizes the activity related to accrued litigation by fiscal year:

	2021	2020
	(in millions)
Balance at beginning of period	$914	$1,203
Provision for uncovered legal matters	4	10
Provision for covered legal matters	125	26
Reestablishment of prior accrual related to interchange multidistrict litigation	—	467
Payments for legal matters	(60)	(792)
Balance at end of period	$983	$914
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
The following table summarizes the accrual activity related to U.S. covered litigation by fiscal year:

	2021	2020
	(in millions)
Balance at beginning of period	$888	$1,198
Reestablishment of prior accrual related to interchange multidistrict litigation	—	467
Payments for U.S. covered litigation	(7)	(777)
Balance at end of period	$881	$888
Accrual Summary—VE Territory Covered Litigation
Visa Inc., Visa International and Visa Europe are parties to certain legal proceedings that are covered by the Europe retrospective responsibility plan. Unlike the U.S. retrospective responsibility plan, the Europe retrospective responsibility plan does not have an escrow account that is used to fund settlements or judgments. The Company is entitled to recover VE territory covered losses through periodic adjustments to the conversion rates applicable to the series B and C preferred stock. An accrual for the VE territory covered losses and a reduction to stockholders’ equity will be recorded when the loss is deemed to be probable and reasonably estimable. See further discussion below under VE Territory Covered Litigation and Note 5—U.S. and Europe Retrospective Responsibility Plans.
The following table summarizes the accrual activity related to VE territory covered litigation by fiscal year:

	2021	2020
	(in millions)
Balance at beginning of period	$21	$5
Accrual for VE territory covered litigation	125	26
Payments for VE territory covered litigation	(44)	(10)
Balance at end of period	$102	$21

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
On May 29, 2020, a complaint was filed by Old Jericho Enterprise, Inc. against Visa and Mastercard on behalf of a purported class of gasoline retailers operating in 24 states and the District of Columbia. On April 28, 2021, a complaint was filed by Hayley Lanning and others, and on June 16, 2021, a complaint was filed by Camp Grounds Coffee and others, each against Visa and Mastercard on behalf of a purported class of merchants located in 25 states and the District of Columbia who have taken payment using the Square card acceptance service. Each of these complaints alleges violations of the antitrust laws of those jurisdictions and seeks recovery for plaintiffs as indirect purchasers. To the extent that these plaintiffs’ claims are not released by the Amended Settlement Agreement, Visa believes they are covered by the U.S. Retrospective Responsibility Plan.
On June 1, 2020, Visa, jointly with other defendants, served a motion for summary judgment regarding the claims in the Injunctive Relief Class complaint. The putative Injunctive Relief Class plaintiffs served a motion for partial summary judgment. On September 27, 2021, the district court certified without opt out rights an Injunctive Relief Class consisting of all merchants that accept Visa or Mastercard credit or debit cards in the United States at any time between December 18, 2020 and entry of final judgment.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 750 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Belgium and Poland primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. They seek damages for alleged anti-competitive conduct in relation to one or more of the following types of interchange fees for credit and debit card transactions: UK domestic, Irish domestic, other European domestic, intra-European Economic Area and/or other inter-regional. As of the filing date, Visa Europe, Visa Inc. and other Visa subsidiaries have settled the claims asserted by over 150 Merchants, leaving more than 550 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled. While the amount of interchange being challenged could be substantial, these claims have not yet been filed and their full scope is not yet known. The Company has learned that several additional European entities have indicated that they may also bring similar claims and the Company anticipates additional claims in the future.
A trial took place from November 2016 to March 2017, relating to claims asserted by only one Merchant. In judgments published in November 2017 and February 2018, the court found as to that Merchant that Visa’s UK domestic interchange did not restrict competition, but that if it had been found to be restrictive it would not be exemptible under applicable law. On July 4, 2018, the Court of Appeal overturned the lower court’s rulings, finding that Visa’s UK domestic interchange restricted competition and the question of whether Visa’s UK domestic interchange was exempt from the finding of restriction under applicable law had been incorrectly decided. Following an appeal to the Supreme Court of the United Kingdom, on June 17, 2020, the Supreme Court found that Visa’s UK domestic interchange restricted competition under applicable competition law. On September 30, 2021, Visa reached a confidential settlement agreement resolving the plaintiff’s claims. Certain other plaintiffs, whose claims were effectively stayed pending the Supreme Court of the United Kingdom's judgment, are moving their claims forward, mostly before the UK Competition Appeal Tribunal.
The full scope of potential damages is not yet known because not all Merchant claims have been served and Visa has substantial defenses. However, the claims that have been issued, served and/or preserved seek several billion dollars in damages.
Other Litigation
On November 14, 2021, a motion to certify a class action was filed against Visa and Mastercard in the Israel Central District Court. The motion asserts that interchange fees on cross-border transactions in Israel and the Honor All Cards rule are anti-competitive and seeks damages and injunctive relief.
Other Litigation
Canadian Merchant Litigation
Beginning in December 2010, a number of class action lawsuits were filed in Quebec, British Columbia, Ontario, Saskatchewan and Alberta against Visa Canada, Mastercard and ten financial institutions on behalf of merchants that accept payment by Visa and/or Mastercard credit cards. The actions alleged a violation of Canada’s price-fixing law and various common law claims based on separate Visa and Mastercard conspiracies in respect of default interchange and certain of the networks’ rules. In June 2017, Visa and Mastercard reached settlements with the plaintiffs. Courts in each of the five provinces approved the settlements and appeals of the decisions approving the settlements were rejected.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
U.S. ATM Access Fee Litigation
National ATM Council Class Action. In October 2011, the National ATM Council and thirteen non-bank ATM operators filed a purported class action lawsuit against Visa (Visa Inc., Visa International, Visa U.S.A. and Plus System, Inc.) and Mastercard in the U.S. District Court for the District of Columbia. The complaint challenges Visa’s rule (and a similar Mastercard rule) that if an ATM operator chooses to charge consumers an access fee for a Visa or Plus transaction, that fee cannot be greater than the access fee charged for transactions on other networks. Plaintiffs claim that the rule violates Section 1 of the Sherman Act, and seek treble damages, injunctive relief, and attorneys’ fees. On August 4, 2021, the district court granted plaintiffs’ motion for class certification, and on October 1, 2021, the U.S. Court of Appeals for the District of Columbia Circuit granted defendants’ motion for leave to appeal the district court’s decision.
Consumer Class Actions. In October 2011, a purported consumer class action was filed against Visa and Mastercard in the same federal court challenging the same ATM access fee rules. Two other purported consumer class actions challenging the rules, later combined, were also filed in October 2011 in the same federal court naming Visa, Mastercard and three financial institutions as defendants. Plaintiffs seek treble damages, restitution, injunctive relief, and attorneys’ fees where available under federal and state law, including under Section 1 of the Sherman Act and consumer protection statutes. On September 20, 2019, plaintiffs in both cases filed motions for class certification. On August 4, 2021, the district court granted plaintiffs’ motion for class certification in each case, and on October 1, 2021, the U.S. Court of Appeals for the District of Columbia Circuit granted defendants’ motion for leave to appeal the district court’s decision. On November 12, 2021, in the case in which the three financial institutions were named, the district court granted plaintiffs’ motion for preliminary approval of a class action settlement with those institutions.
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
On August 28, 2020, the district court granted plaintiffs’ motion for class certification.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
Australian Competition & Consumer Commission
On July 12, 2019, the Australian Competition & Consumer Commission (ACCC) informed Visa that the ACCC had commenced an investigation into certain agreements and interchange fees relating to Visa Debit. On March 9, 2021, the ACCC accepted an undertaking by Visa to resolve the investigation. The investigation is closed.
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
Plaid Inc. Acquisition
On November 5, 2020, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Northern District of California seeking a permanent injunction to prevent Visa from acquiring Plaid Inc., alleging that the proposed acquisition would substantially lessen competition in violation of Section 7 of the Clayton Act and would constitute monopolization under Section 2 of the Sherman Act. The case was dismissed on January 12, 2021.
German ATM Litigation
In December 2020 and January 2021, six savings banks and cooperative banks filed claims in Germany against Visa Europe challenging Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals with a credit card as anti-competitive. No damages were sought. The claims were withdrawn in August 2021.
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
Foreign Currency Exchange Rate Litigation
On July 9, 2021, a class action complaint was filed against Visa in the U.S. District Court for the Northern District of California by several individuals on behalf of a nationwide class, and/or California, Washington, or Illinois subclasses, of cardholders who made a transaction in a foreign currency. The complaint alleges that Visa sets foreign exchange rates in violation of Visa’s rules and bank cardholder agreements, and asserts claims for unjust enrichment and restitution as well as violations of the California Unfair Competition Law, the Washington Consumer Protection Act, and the Illinois Consumer Fraud Act. Plaintiffs seek an injunction, damages, disgorgement, and attorneys’ fees among other relief. On October 18, 2021, Visa filed a motion to dismiss the complaint.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
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
The effectiveness of our internal control over financial reporting as of September 30, 2021, has been audited by KPMG LLP, an independent registered public accounting firm and is included in Item 8 of this report.
Changes in Internal Control over Financial Reporting
In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There have been no significant changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Report and the Company will file a definitive proxy statement pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year ended September 30, 2021, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the report of the Audit and Risk Committee included in the Proxy Statement.
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
Our Code of Business Conduct and Ethics that is applicable to our directors, executive officers, senior financial officers, as well as our employees and contractors and our Corporate Governance Guidelines are available on the Investor Relations page of our website at http://investor.visa.com, under “Corporate Governance.” Printed copies of these documents are also available to stockholders without charge upon written request directed to Corporate Secretary, Visa Inc., P.O. Box 193243, San Francisco, California 94119 or corporatesecretary@visa.com.
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
See Index to Consolidated Financial Statements in Item 8—Financial Statements and Supplementary Data of this report.
2.Consolidated Financial Statement Schedules
None.
3.The following exhibits are filed as part of this report or, where indicated, were previously filed and are hereby incorporated by reference:
Refer to the Exhibit Index herein.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Exhibit		File	Exhibit	Filing
Number	Description	Form	Number	Number	Date

2.1	Amended and Restated Transaction Agreement, dated as of May 10, 2016, between Visa Inc. and Visa Europe Limited #	8-K	001-33977	2.1	5/10/2016

3.1	Seventh Restated Certificate of Incorporation of Visa Inc.	8-K	001-33977	3.1	1/27/2021

3.2	Amended and Restated Bylaws of Visa Inc.	8-K	001-33977	3.2	1/27/2021

4.1	Form of stock certificate of Visa Inc.	S-4/A	333-143966	4.1	9/13/2007

4.2	Form of specimen certificate for class B common stock of Visa Inc.	8-A	000-53572	4.1	1/28/2009

4.3	Form of specimen certificate for class C common stock of Visa Inc.	8-A	000-53572	4.2	1/28/2009

4.4	Indenture dated December 14, 2015 between Visa Inc. and U.S. Bank National Association	8-K	001-33977	4.1	12/14/2015

4.5	Form of 2.150% Senior Note due 2022	8-K	001-33977	4.1	9/11/2017

4.6	Form of 2.800% Senior Note due 2022	8-K	001-33977	4.4	12/14/2015

4.7	Form of 3.150% Senior Note due 2025	8-K	001-33977	4.5	12/14/2015

4.8	Form of 0.750% Senior Note due 2027	8-K	001-33977	4.1	8/17/2020

4.9	Form of 1.900% Senior Note due 2027	8-K	001-33977	4.1	4/2/2020

4.10	Form of 2.750% Senior Note due 2027	8-K	001-33977	4.2	9/11/2017

4.11	Form of 2.050% Senior Note due 2030	8-K	001-33977	4.2	4/2/2020

4.12	Form of 1.100% Senior Note due 2031	8-K	001-33977	4.2	8/17/2020

4.13	Form of 4.150% Senior Note due 2035	8-K	001-33977	4.6	12/14/2015

4.14	Form of 2.700% Senior Note due 2040	8-K	001-33977	4.3	4/2/2020

4.15	Form of 4.300% Senior Note due 2045	8-K	001-33977	4.7	12/14/2015

4.16	Form of 3.650% Senior Note due 2047	8-K	001-33977	4.3	9/11/2017

4.17	Form of 2.000% Senior Note due 2050	8-K	001-33977	4.3	8/17/2020

4.18	Certificate of Designations of Series A Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.1	6/21/2016

4.19	Certificate of Designations of Series B Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.2	6/21/2016

4.20	Certificate of Designations of Series C Convertible Participating Preferred Stock of Visa Inc.	8-K	001-33977	3.3	6/21/2016

4.21+	Description of Securities

10.1	Form of Indemnity Agreement	10-Q	001-33977	10.1	1/31/2020

10.2	Amended and Restated Global Restructuring Agreement, dated August 24, 2007, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc., Visa Europe Limited, Visa Canada Association, Inovant LLC, Inovant, Inc., Visa Europe Services, Inc., Visa International Transition LLC, VI Merger Sub, Inc., Visa USA Merger Sub Inc. and 1734313 Ontario Inc.	S-4/A	333-143966	Annex A	9/13/2007

10.3	Form of Escrow Agreement by and among Visa Inc., Visa U.S.A. Inc. and the escrow agent	S-4	333-143966	10.15	6/22/2007

10.4	Form of Framework Agreement by and among Visa Inc., Visa Europe Limited, Inovant LLC, Visa International Services Association and Visa U.S.A. Inc. †	S-4/A	333-143966	10.17	7/24/2007

10.5	Five Year Revolving Credit Agreement, amended and restated as of July 25, 2019, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank N.A., as syndication agent, and the lenders referred to therein #	10-K	001-33977	10.5	11/13/2019

10.6	Form of Interchange Judgment Sharing Agreement by and among Visa International Service Association and Visa U.S.A. Inc., and the other parties thereto †	S-4/A	333-143966	10.13	7/24/2007

10.7	Interchange Judgment Sharing Agreement Schedule	8-K	001-33977	10.2	2/8/2011

10.8	Amendment of Interchange Judgment Sharing Agreement	10-K	001-33977	10.10	11/20/2015

10.9	Form of Loss Sharing Agreement by and among Visa U.S.A. Inc., Visa International Service Association, Visa Inc. and various financial institutions	S-4/A	333-143966	10.14	7/24/2007

10.10	Loss Sharing Agreement Schedule	8-K	001-33977	10.1	2/8/2011

10.11	Amendment of Loss Sharing Agreement	10-K	001-33977	10.13	11/20/2015

10.12	Form of Litigation Management Agreement by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and the other parties thereto	S-4/A	333-143966	10.18	8/22/2007

10.13	Omnibus Agreement, dated February 7, 2011, regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	8-K	001-33977	10.2	7/16/2012

10.14	Amendment, dated August 26, 2014, to the Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated and the parties thereto	10-K	001-33977	10.14	11/21/2014

10.15	Second Amendment, dated October 22, 2015, to Omnibus Agreement regarding Interchange Litigation Judgment Sharing and Settlement Sharing	10-K	001-33977	10.17	11/20/2015

10.16	Settlement Agreement, dated October 19, 2012, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the class plaintiffs to resolve the class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	10-Q	001-33977	10.3	2/6/2013

10.17	Superseding and Amended Settlement Agreement, dated September 17, 2018, by and among Visa Inc., Visa U.S.A. Inc., Visa International Service Association, Mastercard Incorporated, Mastercard International Incorporated, various U.S. financial institution defendants, and the damages class plaintiffs to resolve the damages class plaintiffs’ claims in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05-MD-1720	8-K	001-33977	10.1	9/18/2018

10.18	Loss Sharing Agreement, dated as of November 2, 2015, among the UK Members listed on Schedule 1 thereto, Visa Inc. and Visa Europe Limited	8-K	001-33977	10.1	11/2/2015

10.19	Litigation Management Deed, dated as of June 21, 2016, by and among the VE Member Representative, Visa Inc., the LMC Appointing Members, the UK&I DCC Appointing Members, the Europe DCC Appointing Members and the UK&I DCC Interested Members	8-K	001-33977	10.1	6/21/2016

10.20*	Visa 2005 Deferred Compensation Plan, effective as of August 12, 2015	10-K	001-33977	10.21	11/20/2015

10.21*	Visa Directors Deferred Compensation Plan, as amended and restated as of July 22, 2014	10-K	001-33977	10.17	11/21/2014

10.22*	Visa Inc. 2007 Equity Incentive Compensation Plan, amended and restated as of January 26, 2021	8-K	001-33977	10.22	1/27/2021

10.23*	Visa Inc. Incentive Plan, as amended and restated as of February 3, 2016	DEF 14A	001-33977	Annex B	12/11/2015

10.24*	Visa Excess Thrift Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.31	11/21/2008

10.25*	Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.32	11/21/2008

10.26*	First Amendment, effective January 1, 2011, of the Visa Excess Retirement Benefit Plan, as amended and restated as of January 1, 2008	10-K	001-33977	10.34	11/18/2011

10.27*	Visa Inc. Executive Severance Plan, effective as of November 3, 2010	8-K	001-33977	10.1	11/9/2010

10.28*	Visa Inc. 2015 Employee Stock Purchase Plan	DEF 14A	001-33977	Appendix B	12/12/2014

10.29*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.1	1/30/2014

10.30*	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 18, 2013	10-Q	001-33977	10.5	1/30/2014

10.31*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.40	11/21/2014

10.32*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2014	10-K	001-33977	10.41	11/21/2014

10.33*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015	10-Q	001-33977	10.1	1/28/2016

10.34+	Form of Alternate Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2015

10.35*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.1	1/31/2019

10.36*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.2	1/31/2019

10.37*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.3	1/31/2019

10.38*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2018	10-Q	001-33977	10.4	1/31/2019

10.39*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.5	1/31/2019

10.40*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.6	1/31/2019

10.41*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2018	10-Q	001-33977	10.7	1/31/2019

10.42*	Form of Letter Agreement relating to Visa Inc. Executive Severance Plan	8-K	001-33977	10.2	11/9/2010

10.43*	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after November 1, 2017	10-Q	001-33977	10.1	2/1/2018

10.44+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Director Restricted Stock Unit Award Agreement for awards granted after January 1, 2021

10.45*	Offer Letter, dated July 18, 2019, between Visa Inc. and Paul D. Fabara	10-K	001-33977	10.46	11/19/2020

10.46*	Amended and Restated Aircraft Time Sharing Agreement, effective November 1, 2019, between Visa Inc. and Alfred F. Kelly, Jr.	10-K	001-33977	10.48	11/13/2019

21.1+	List of Significant Subsidiaries of Visa Inc.

23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VISA INC.

By:	/s/ Alfred F. Kelly, Jr.
Name:	Alfred F. Kelly, Jr.
Title:	Chairman and Chief Executive Officer
Date:	November 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alfred F. Kelly, Jr.	Chairman and Chief Executive Officer, and Director	November 18, 2021
Alfred F. Kelly, Jr.	(Principal Executive Officer)

/s/ Vasant M. Prabhu	Vice Chair, Chief Financial Officer	November 18, 2021
Vasant M. Prabhu	(Principal Financial Officer)

/s/ James H. Hoffmeister	Global Corporate Controller, Chief Accounting Officer	November 18, 2021
James H. Hoffmeister	(Principal Accounting Officer)

/s/ John F. Lundgren	Lead Independent Director	November 18, 2021
John F. Lundgren

/s/ Lloyd A. Carney	Director	November 18, 2021
Lloyd A. Carney

/s/ Mary B. Cranston	Director	November 18, 2021
Mary B. Cranston

/s/ Francisco Javier Fernández-Carbajal	Director	November 18, 2021
Francisco Javier Fernández-Carbajal

/s/ Ramon Laguarta	Director	November 18, 2021
Ramon Laguarta

/s/ Robert W. Matschullat	Director	November 18, 2021
Robert W. Matschullat

/s/ Denise M. Morrison	Director	November 18, 2021
Denise M. Morrison

/s/ Suzanne Nora Johnson	Director	November 18, 2021
Suzanne Nora Johnson

/s/ Linda J. Rendle	Director	November 18, 2021
Linda J. Rendle

/s/ John A. C. Swainson	Director	November 18, 2021
John A. C. Swainson

/s/ Maynard G. Webb, Jr.	Director	November 18, 2021
Maynard G. Webb, Jr.