Form 10-Q
period 2021-12-31
VISA INC.
filed 2022-01-28
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of January 19, 2022, there were 1,658,423,632 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,281,997 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2021	September 30, 2021
	(in millions, except per share data)
Assets
Cash and cash equivalents	$14,720	$16,487
Restricted cash equivalents—U.S. litigation escrow	1,144	894
Investment securities	1,201	2,025
Settlement receivable	1,788	1,758
Accounts receivable	2,168	1,968
Customer collateral	2,284	2,260
Current portion of client incentives	1,334	1,359
Prepaid expenses and other current assets	1,267	856
Total current assets	25,906	27,607
Investment securities	2,087	1,705
Client incentives	3,290	3,245
Property, equipment and technology, net	2,908	2,715
Goodwill	16,555	15,958
Intangible assets, net	27,272	27,664
Other assets	3,911	4,002
Total assets	$81,929	$82,896
Liabilities
Accounts payable	$252	$266
Settlement payable	2,774	2,443
Customer collateral	2,284	2,260
Accrued compensation and benefits	725	1,211
Client incentives	5,294	5,243
Accrued liabilities	2,965	2,334
Current maturities of debt	3,247	999
Accrued litigation	1,027	983
Total current liabilities	18,568	15,739
Long-term debt	17,673	19,978
Deferred tax liabilities	6,078	6,128
Other liabilities	3,416	3,462
Total liabilities	45,735	45,307
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, less than one shares issued and outstanding at December 31, 2021 and September 30, 2021 (the “series A preferred stock”)	430	486
Series B convertible participating preferred stock, 2 shares issued and outstanding at December 31, 2021 and September 30, 2021 (the “series B preferred stock”)	1,045	1,071
Series C convertible participating preferred stock, 3 shares issued and outstanding at December 31, 2021 and September 30, 2021 (the “series C preferred stock”)	1,520	1,523
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,661 and 1,677 shares issued and outstanding at December 31, 2021 and September 30, 2021 respectively	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at December 31, 2021 and September 30, 2021	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 10 shares issued and outstanding at December 31, 2021 and September 30, 2021	—	—
Right to recover for covered losses	(111)	(133)
Additional paid-in capital	18,776	18,855
Accumulated income	14,606	15,351
Accumulated other comprehensive income (loss), net:
Investment securities	(9)	(1)
Defined benefit pension and other postretirement plans	(47)	(49)
Derivative instruments	(171)	(257)
Foreign currency translation adjustments	155	743
Total accumulated other comprehensive income (loss), net	(72)	436
Total equity	36,194	37,589
Total liabilities and equity	$81,929	$82,896
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
	(in millions, except per share data)
Net revenues	$7,059	$5,687

Operating Expenses
Personnel	1,125	981
Marketing	280	205
Network and processing	190	173
Professional fees	100	83
Depreciation and amortization	198	197
General and administrative	242	203
Litigation provision	148	1
Total operating expenses	2,283	1,843
Operating income	4,776	3,844

Non-operating Income (Expense)
Interest expense, net	(134)	(136)
Investment income and other	255	40
Total non-operating income (expense)	121	(96)
Income before income taxes	4,897	3,748
Income tax provision	938	622
Net income	$3,959	$3,126

Basic Earnings Per Share
Class A common stock	$1.84	$1.42
Class B common stock	$2.98	$2.31
Class C common stock	$7.35	$5.69

Basic Weighted-average Shares Outstanding
Class A common stock	1,669	1,694
Class B common stock	245	245
Class C common stock	10	11

Diluted Earnings Per Share
Class A common stock	$1.83	$1.42
Class B common stock	$2.98	$2.31
Class C common stock	$7.34	$5.68

Diluted Weighted-average Shares Outstanding
Class A common stock	2,159	2,200
Class B common stock	245	245
Class C common stock	10	11
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
	(in millions)
Net income	$3,959	$3,126
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	(10)	(1)
Income tax effect	2	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	1	(1)
Income tax effect	—	1
Reclassification adjustments	1	3
Income tax effect	—	(1)
Derivative instruments:
Net unrealized gain (loss)	114	(297)
Income tax effect	(22)	63
Reclassification adjustments	(6)	(18)
Income tax effect	—	5
Foreign currency translation adjustments	(588)	1,046
Other comprehensive income (loss), net of tax	(508)	800
Comprehensive income	$3,451	$3,926

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended December 31, 2021
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2021	—	(1)	2	3	1,677		245	10		$3,080	$(133)	$18,855	$15,351	$436	$37,589
Net income													3,959		3,959
Other comprehensive income (loss), net of tax														(508)	(508)
Comprehensive income															3,451
VE territory covered losses incurred											(7)				(7)
Recovery through conversion rate adjustment										(29)	29				—
Conversion of series A preferred stock upon sales into public market	—	(1)			1					(56)		56			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Share-based compensation, net of forfeitures												128			128
Vesting of restricted stock and performance-based shares					2										—
Restricted stock and performance-based shares settled in cash for taxes					—	(1)						(113)			(113)
Cash proceeds from issuance of class A common stock under employee equity plans						(1)						59			59
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock													(809)		(809)
Repurchase of class A common stock					(19)							(209)	(3,895)		(4,104)
Balance as of December 31, 2021	—	(1)	2	3	1,661		245	10		$2,995	$(111)	$18,776	$14,606	$(72)	$36,194
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended December 31, 2020
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2020	—	(1)	2	3	1,683		245	11		$5,086	$(39)	$16,721	$14,088	$354	$36,210
Net income													3,126		3,126
Other comprehensive income (loss), net of tax														800	800
Comprehensive income															3,926
Adoption of new accounting standards													3		3
VE territory covered losses incurred											(10)				(10)
Recovery through conversion rate adjustment										(15)	15				—
Conversion of series A preferred stock upon sales into public market	—	(1)			20					(1,388)		1,388			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Share-based compensation, net of forfeitures												122			122
Vesting of restricted stock and performance-based shares					3										—
Restricted stock and performance-based shares settled in cash for taxes					(1)							(134)			(134)
Cash proceeds from issuance of class A common stock under employee equity plans					—	(1)						61			61
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock													(703)		(703)
Repurchase of class A common stock					(9)							(95)	(1,701)		(1,796)
Balance as of December 31, 2020	—	(1)	2	3	1,696		245	11		$3,683	$(34)	$18,063	$14,813	$1,154	$37,679
(1)Increase, decrease or balance is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
	(in millions)
Operating Activities
Net income	$3,959	$3,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	2,371	1,858
Share-based compensation	128	122
Depreciation and amortization of property, equipment, technology and intangible assets	198	197
Deferred income taxes	(15)	5
VE territory covered losses incurred	(7)	(10)
(Gains) losses on equity investments, net	(231)	(16)
Other	(32)	41
Change in operating assets and liabilities:
Settlement receivable	(76)	(244)
Accounts receivable	(213)	(108)
Client incentives	(2,339)	(1,485)
Other assets	(163)	235
Accounts payable	(9)	(39)
Settlement payable	409	194
Accrued and other liabilities	206	(357)
Accrued litigation	46	(6)
Net cash provided by (used in) operating activities	4,232	3,513
Investing Activities
Purchases of property, equipment and technology	(173)	(160)
Investment securities:
Purchases	(951)	(1,315)
Proceeds from maturities and sales	1,374	2,163
Acquisitions, net of cash acquired	(832)	(75)
Purchases of / contributions to other investments	(37)	(18)
Other investing activities	72	44
Net cash provided by (used in) investing activities	(547)	639
Financing Activities
Repurchase of class A common stock	(4,104)	(1,796)
Repayments of debt	—	(3,000)
Dividends paid	(809)	(703)
Cash proceeds from issuance of class A common stock under employee equity plans	59	61
Restricted stock and performance-based shares settled in cash for taxes	(113)	(134)
Net cash provided by (used in) financing activities	(4,967)	(5,572)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(194)	304
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,476)	(1,116)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	19,799	19,171
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$18,323	$18,055
Supplemental Disclosure
Cash paid for income taxes, net	$268	$252
Interest payments on debt	$244	$281
Accruals related to purchases of property, equipment and technology	$53	$13

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Organization. Visa Inc. (“Visa” or the “Company”) is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories. Visa and its wholly-owned consolidated subsidiaries operate one of the world’s largest electronic payments network — VisaNet — which provides transaction processing services (primarily authorization, clearing and settlement). The Company offers products and solutions that facilitate secure, reliable and efficient money movement for all participants in the ecosystem. Visa is not a financial institution and does not issue cards, extend credit or set rates and fees for account holders of Visa products. In most cases, account holder and merchant relationships belong to, and are managed by, Visa’s financial institution clients.
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
The accompanying unaudited consolidated financial statements are presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2021 for additional disclosures, including a summary of the Company’s significant accounting policies.
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results for the full year.
Use of estimates. The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates may change as new events occur and additional information is obtained, and will be recognized in the period in which such changes occur. Future actual results could differ materially from these estimates. As the effects of the evolving coronavirus (“COVID-19”) pandemic continue, much remains uncertain. There have been no comparable recent events and as a result the ultimate impact of COVID-19 and the extent to which COVID-19 and new variants continue to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance and making other minor improvements. The Company adopted this guidance effective October 1, 2021. The adoption did not have a material impact on the consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for purposes of applying the fair value measurement alternative. The Company adopted this guidance effective October 1, 2021. The adoption did not have a material impact on the consolidated financial statements.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 2—Acquisitions
Closed Acquisition
On December 20, 2021, Visa acquired The Currency Cloud Group Limited (“Currencycloud”), a UK-based global platform that enables banks and fintechs to provide innovative foreign exchange solutions for cross-border payments, for a total purchase consideration of $893 million (which includes the fair value of Visa’s previously held equity interest in Currencycloud). As a result of this transaction closing days before the quarter-end, the initial allocation of the purchase price has not yet been completed. On a provisional basis, the Company allocated $210 million to technology, intangible assets and deferred tax liabilities and $683 million to goodwill. The Company expects to finalize the purchase price allocation once the information required to complete the accounting is available, but no later than one year from the acquisition date.
Pending Acquisition
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
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Service revenues	$3,193	$2,677
Data processing revenues	3,614	3,033
International transaction revenues	2,174	1,451
Other revenues	449	384
Client incentives	(2,371)	(1,858)
Net revenues	$7,059	$5,687

	Three Months Ended December 31,
	2021	2020
	(in millions)
U.S.	$3,178	$2,667
International	3,881	3,020
Net revenues	$7,059	$5,687

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31, 2021	September 30, 2021
	(in millions)
Cash and cash equivalents	$14,720	$16,487
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,144	894
Customer collateral	2,284	2,260
Prepaid expenses and other current assets	175	158
Cash, cash equivalents, restricted cash and restricted cash equivalents	$18,323	$19,799
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
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Balance at beginning of period	$894	$901
Deposits into the litigation escrow account	250	—
Payments to opt-out merchants(1) and interest earned on escrow funds	—	(7)
Balance at end of period	$1,144	$894
(1)These payments are associated with the interchange multidistrict litigation. See Note 13—Legal Matters.
Europe Retrospective Responsibility Plan
Visa Inc., Visa International and Visa Europe are parties to certain existing and potential litigation relating to the setting of multilateral interchange fee rates in the Visa Europe territory (the “VE territory covered litigation”). Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover certain losses resulting from VE territory covered litigation (the “VE territory covered losses”) through a periodic adjustment to the class A common stock conversion rates applicable to the series B and C preferred stock. VE territory covered losses are recorded in “right to recover for covered losses” within stockholders’ equity before the corresponding adjustment to the applicable conversion rate is effected. Adjustments to the conversion rate may be executed once in any six-month period unless a single, individual loss greater than €20 million is incurred, in which case, the six-month limitation does not apply. When the adjustment to the conversion rate is made, the amount previously recorded in “right to recover for covered losses” as contra-equity is then recorded against the book value of the preferred stock within stockholders’ equity. During the three months ended December 31, 2021, the Company recovered $29 million of VE territory covered losses through adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2021	$1,071	$1,523	$(133)
VE territory covered losses incurred(1)	—	—	(7)
Recovery through conversion rate adjustment	(26)	(3)	29
Balance as of December 31, 2021	$1,045	$1,520	$(111)

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2020	$1,106	$1,543	$(39)
VE territory covered losses incurred(1)	—	—	(10)
Recovery through conversion rate adjustment	(9)	(6)	15
Balance as of December 31, 2020	$1,097	$1,537	$(34)
(1)VE territory covered losses incurred reflect settlements with merchants and additional legal costs. See Note 13—Legal Matters.
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets:

	December 31, 2021		September 30, 2021
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$3,371	$1,045	$3,493	$1,071
Series C preferred stock	4,672	1,520	4,806	1,523
Total	8,043	2,565	8,299	2,594
Less: right to recover for covered losses	(111)	(111)	(133)	(133)
Total recovery for covered losses available	$7,932	$2,454	$8,166	$2,461
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of December 31, 2021, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 6.271 and 6.829, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $216.71, Visa’s class A common stock closing stock price.
(3)As of September 30, 2021, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 6.321 and 6.834, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $222.75, Visa’s class A common stock closing stock price.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	December 31, 2021	September 30, 2021	December 31, 2021	September 30, 2021
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$11,084	$11,779	$—	$—
U.S. government-sponsored debt securities	—	—	541	100
U.S. Treasury securities	1,075	2,400	—	—
Investment securities:
Marketable equity securities	481	490	—	—
U.S. government-sponsored debt securities	—	—	510	245
U.S. Treasury securities	2,287	2,985	—	—
Other current and non-current assets:
Money market funds	4	4	—	—
Derivative instruments	—	—	408	410
Total	$14,931	$17,658	$1,459	$755
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$209	$167	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	62	109
Total	$209	$167	$62	$109
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
U.S. government-sponsored debt securities and U.S. Treasury securities. As of December 31, 2021 and September 30, 2021, gross unrealized gains and losses were not material. As of December 31, 2021, $2.3 billion of the Company’s debt securities are due within one year and $2.1 billion is due between one to five years.

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
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of December 31, 2021 including cumulative unrealized gains and losses:

December 31, 2021
(in millions)
Initial cost basis	$893
Adjustments:
Upward adjustments	818
Downward adjustments (including impairment)	(13)
Carrying amount, end of period	$1,698
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Upward adjustments	$224	$14
Downward adjustments (including impairment)	$—	$(2)
The Company recognized net unrealized gains on marketable and non-marketable equity securities still held as of quarter end of $172 million and $29 million for the three months ended December 31, 2021 and 2020, respectively.
Non-financial assets and liabilities. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are only recognized at fair value if they are deemed to be impaired. As of December 31, 2021, there were no impairment indicators.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s unaudited consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of December 31, 2021, the carrying value and estimated fair value of debt was $20.9 billion and $22.5 billion, respectively. As of September 30, 2021, the carrying value and estimated fair value of debt was $21.0 billion and $22.5 billion, respectively.
Other financial instruments not measured at fair value. At December 31, 2021, the carrying value of settlement receivable and payable and customer collateral approximates fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 7—Debt
The Company had outstanding debt as follows:

	December 31, 2021	September 30, 2021	Effective Interest Rate(1)
	(in millions, except percentages)
2.15% Senior Notes due September 2022	$1,000	$1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Total debt	21,000	21,000
Unamortized discounts and debt issuance costs	(158)	(161)
Hedge accounting fair value adjustments(2)	78	138
Total carrying value of debt	$20,920	$20,977

Reported as:
Current maturities of debt	$3,247	$999
Long-term debt	17,673	19,978
Total carrying value of debt	$20,920	$20,977
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the three months ended December 31, 2021, the Company’s maximum daily settlement exposure was $112.7 billion and the average daily settlement exposure was $72.4 billion.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	December 31, 2021	September 30, 2021
	(in millions)
Restricted cash and restricted cash equivalents	$2,284	$2,260
Pledged securities at market value	273	254
Letters of credit	1,545	1,518
Guarantees	765	758
Total	$4,867	$4,790
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	December 31, 2021					September 30, 2021
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		6	—	(2)	100.0000		7
Series B preferred stock	2		6.2710		16	2		6.3210		16
Series C preferred stock	3		6.8290		22	3		6.8340		22
Class A common stock(3)	1,661		—		1,661	1,677		—		1,677
Class B common stock	245		1.6181	(4)	397	245		1.6228	(4)	398
Class C common stock	10		4.0000		40	10		4.0000		41
Total					2,142					2,161
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before December 31, 2021 and September 30, 2021, respectively.
(4)The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Reduction in as-converted shares. Under the terms of the U.S. retrospective responsibility plan, when the Company funds the U.S. litigation escrow account, the value of the Company’s class B common stock is subject to dilution through a downward adjustment to the conversion rate of the shares of class B common stock to shares of class A common stock. Under the terms of the Europe retrospective responsibility plan, the Company is entitled to recover VE territory covered losses through periodic adjustments to the class A common stock conversion rates applicable to the series B and C preferred stock. The deposit and recovery have the same economic effect on earnings per share as repurchasing the Company’s class A common stock, because it reduces the class B common stock and the series B and C preferred stock conversion rates and consequently, reduces the as-converted class A common stock share count. See Note 5—U.S. and Europe Retrospective Responsibility Plans.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the reduction in the number of as-converted class B common stock after deposit into the U.S. litigation escrow account for the three months ended December 31, 2021. There was no comparable adjustment recorded for class B common stock for the three months ended December 31, 2020.

Three Months Ended December 31, 2021
(in millions, except per share data)
Reduction in equivalent number of class A common stock	1
Effective price per share(1)	$217.61
Deposits under the U.S. retrospective responsibility plan	$250
(1)Effective price per share is calculated using the volume-weighted average price of the Company’s class A common stock over a pricing period in accordance with the Company’s current certificate of incorporation.
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments:

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$201.68		$201.68		$209.89		$209.89
Recovery through conversion rate adjustment	$26		$3		$9		$6
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
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended December 31,
	2021	2020
	(in millions, except per share data)
Shares repurchased in the open market(1)	19	9
Average repurchase price per share(2)	$210.32	$201.73
Total cost(2)	$4,104	$1,796
(1)Shares repurchased in the open market reflect repurchases that settled during the three months ended December 31, 2021 and 2020, respectively. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost are calculated based on unrounded numbers.
In December 2021, the Company’s board of directors authorized a new $12.0 billion share repurchase program. Previously, in January 2021, the Company’s board of directors authorized an $8.0 billion share repurchase program (the “January 2021 Program”). These authorizations have no expiration date. As of December 31, 2021, the Company’s repurchase programs had remaining authorized funds of $12.7 billion. All share repurchase programs authorized prior to the January 2021 Program have been completed.
Dividends. On January 25, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), which will be paid on March 1, 2022, to all holders of record as of February 11, 2022. The Company declared and paid dividends of $809 million and $703 million during the three months ended December 31, 2021 and 2020, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
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
The following table presents earnings per share for the three months ended December 31, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$3,065	1,669	$1.84	$3,959	2,159	(3)	$1.83
Class B common stock	732	245	$2.98	$731	245		$2.98
Class C common stock	74	10	$7.35	$74	10		$7.34
Participating securities(4)	88	Not presented	Not presented	$88	Not presented		Not presented
Net income	$3,959

The following table presents earnings per share for the three months ended December 31, 2020:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,410	1,694	$1.42	$3,126	2,200	(3)	$1.42
Class B common stock	567	245	$2.31	$566	245		$2.31
Class C common stock	61	11	$5.69	$61	11		$5.68
Participating securities	88	Not presented	Not presented	$89	Not presented		Not presented
Net income	$3,126

(1)Net income is allocated based on proportional ownership on an as-converted basis. The weighted-average number of shares of as-converted class B common stock used in the income allocation was 398 million for the three months ended December 31, 2021 and 2020. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 40 million and 43 million for the three months ended December 31, 2021 and 2020, respectively. The weighted-average number of shares of preferred stock included within participating securities was 7 million and 21 million of as-converted series A preferred stock for the three months ended December 31, 2021 and 2020, respectively, 16 million of as-converted series B preferred stock for the three months ended December 31, 2021 and 2020, and 22 million of as-converted series C preferred stock for the three months ended December 31, 2021 and 2020.
(2)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three months ended December 31, 2021 and 2020.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the three months ended December 31, 2021:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	961,570	$43.16	$200.86
Restricted stock units	2,655,547	$201.27
Performance-based shares(1)	440,722	$186.50
(1)Represents the maximum number of performance-based shares which could be earned.
Related to the EIP, the Company recorded share-based compensation cost, net of estimated forfeitures, of $121 million and $116 million for the three months ended December 31, 2021 and 2020, respectively.
Note 12—Income Taxes
For the three months ended December 31, 2021 and 2020, the effective income tax rates were 19% and 17%, respectively. The difference in the effective tax rates is primarily due to an $81 million tax benefit recognized during the three months ended December 31, 2020 as a result of the conclusion of audits by taxing authorities.
During the three months ended December 31, 2021, the Company’s gross unrecognized tax benefits increased by $78 million, of which $29 million would favorably impact the effective tax rate, if recognized. The change in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the activity related to accrued litigation:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Balance at beginning of period	$983	$914
Provision for uncovered legal matters	1	1
Provision for covered legal matters	146	10
Payments for legal matters	(103)	(16)
Balance at end of period	$1,027	$909
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Balance at beginning of period	$881	$888
Provision for interchange multidistrict litigation	145	—
Payments for U.S. covered litigation	—	(7)
Balance at end of period	$1,026	$881
During the quarter ended December 31, 2021, the Company recorded an additional accrual of $145 million and deposited $250 million into the U.S. litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement. The U.S. covered litigation accrual balance is consistent with the Company’s estimate of its share of the lower end of a probable and reasonably estimable loss with respect to U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the accrual activity related to VE territory covered litigation:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Balance at beginning of period	$102	$21
Provision for VE territory covered litigation	1	10
Payments for VE territory covered litigation	(102)	(9)
Balance at end of period	$1	$22
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 40% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 800 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Belgium and Poland primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa has settled the claims asserted by over 150 Merchants, leaving more than 650 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.

On November 26, 2021, with respect to certain pending Merchant claims, the UK Competition Appeal Tribunal (CAT) found that UK and certain other domestic and intra-European Economic Area consumer interchange fees before the introduction of the Interchange Fee Regulation (IFR) were a restriction of competition, but that the question of whether those fees are a restriction of competition after the introduction of the IFR would need to be resolved at trial. Whether any interchange fees are exempt from the finding of restriction under applicable law and the assessment of damages, if any, will also need to be considered at trial.
Other Litigation

German ATM Litigation
In December 2021 and January 2022, Visa was served with claims in Germany brought by German savings banks against Visa Europe and Visa Inc. The banks claim that Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals are anti-competitive and they are seeking damages.
Foreign Currency Exchange Rate Litigation
On December 6, 2021, an amended complaint making similar allegations regarding the setting of foreign exchange rates was filed by several individuals on behalf of a nationwide class, and/or California, Washington, Massachusetts or New Jersey subclasses, of cardholders who made a transaction in a foreign currency. The amended complaint asserts claims for unjust enrichment and restitution as well as violations of the California Unfair Competition Law, the Washington Consumer Protection Act, the Massachusetts Consumer Protection Act, and the New Jersey Consumer Fraud Act. On January 19, 2022, Visa filed a motion to dismiss the amended complaint.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows as a result of the ongoing effects of the coronavirus (“COVID-19”) pandemic, the measures taken in response, as well as the speed and strength of an economic recovery, including the reopening of borders and resumption of international travel; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2021 and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview

Visa is a global payments technology company that facilitates global commerce and money movement across more than 200 countries and territories among a global network of consumers, merchants, financial institutions and government entities through innovative technologies. We provide transaction processing services (primarily authorization, clearing and settlement) to our financial institutions and merchants through VisaNet, our advanced transaction processing network. We offer products and solutions that facilitate secure, reliable and efficient money movement for all participants in the ecosystem.
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended December 31,
	2021	2020	% Change(1)
	(in millions, except percentages and per share data)
Net revenues	$7,059	$5,687	24%
Operating expenses	$2,283	$1,843	24%
Net income	$3,959	$3,126	27%
Diluted earnings per share	$1.83	$1.42	29%

Non-GAAP operating expenses(2)	$2,115	$1,828	16%
Non-GAAP net income(2)	$3,901	$3,125	25%
Non-GAAP diluted earnings per share(2)	$1.81	$1.42	27%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Coronavirus. As the effects of the evolving coronavirus (“COVID-19”) pandemic continue, much remains uncertain. Our priority remains the safety of our employees, clients and the communities in which we live and operate. We are taking a phased approach to reopening our offices, with most of our employees currently working remotely. We continue to remain in close and regular contact with our employees, clients, partners and governments globally to help them navigate these challenging times.
The ongoing effects of COVID-19 remain difficult to predict due to numerous uncertainties, including the transmissibility, severity, duration and resurgence of the outbreak, new variants of the virus, the uptake and effectiveness of health and safety measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, including vaccines and treatments, the speed and strength of an economic recovery, including the reopening of borders and the resumption of international travel, and the impact to our employees and our operations, the business of our clients, suppliers and business partners, and other factors identified in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30 2021. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first quarter of fiscal 2022. For the three months ended December 31, 2021, net revenues were $7.1 billion, an increase of 24% over the prior-year comparable period, primarily due to the growth in nominal payments volume, processed transactions and nominal cross-border volume, partially offset by higher client incentives. During the three months ended December 31, 2021, exchange rate movements and our hedging program negatively impacted our net revenues growth by approximately one percentage point.
For the three months ended December 31, 2021, GAAP operating expenses were $2.3 billion, an increase of 24% over the prior-year comparable period, primarily driven by higher litigation provision, higher personnel expenses reflecting our strategy to invest in future growth and higher marketing expenses as we lapped planned reductions in spending in the prior year.
For the three months ended December 31, 2021, non-GAAP operating expenses were $2.1 billion, an increase of 16% over the prior-year comparable period, primarily due to higher personnel expenses reflecting our strategy to invest in future growth and higher marketing expenses as we lapped planned reductions in spending in the prior year.

Closed acquisition. On December 20, 2021, we acquired The Currency Cloud Group Limited (“Currencycloud”), a UK-based global platform that enables banks and fintechs to provide innovative foreign exchange solutions for cross-border payments, for a total purchase consideration of $893 million (which includes the fair value of our previously held equity interest in Currencycloud). See Note 2—Acquisitions to our unaudited consolidated financial statements.
Pending acquisition. On June 24, 2021, we entered into a definitive agreement to acquire Tink AB (“Tink”) for €1.8 billion, inclusive of cash and retention incentives. Tink is a European open banking platform that enables financial institutions, fintechs and merchants to build tailored financial management tools, products and services for European consumers and businesses based on their financial data. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
Interchange multidistrict litigation. During the three months ended December 31, 2021, we recorded an additional accrual of $145 million to address claims associated with the interchange multidistrict litigation. We also deposited $250 million into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. In December 2021, our board of directors authorized a new $12.0 billion share repurchase program. Previously, in January 2021, our board of directors authorized an $8.0 billion share repurchase program. During the three months ended December 31, 2021, we repurchased 19 million shares of our class A common stock in the open market for $4.1 billion. As of December 31, 2021, our repurchase programs had remaining authorized funds of $12.7 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Litigation provision. During the three months ended December 31, 2021, we recorded an additional accrual to address claims associated with the interchange multidistrict litigation of $145 million, and related tax benefit of $32 million determined by applying applicable tax rates. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the conversion rate of our class B common stock to shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.

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

	Three Months Ended December 31, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,283	$121	$938	19.1%	$3,959	$1.83
(Gains) losses on equity investments, net	—	(231)	(42)		(189)	(0.09)
Amortization of acquired intangible assets	(13)	—	3		10	—
Acquisition-related costs	(10)	—	2		8	—
Litigation provision	(145)	—	32		113	0.05
Non-GAAP	$2,115	$(110)	$933	19.3%	$3,901	$1.81

	Three Months Ended December 31, 2020
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$1,843	$(96)	$622	16.6%	$3,126	$1.42
(Gains) losses on equity investments, net	—	(16)	(4)		(12)	(0.01)
Amortization of acquired intangible assets	(12)	—	3		9	—
Acquisition-related costs	(3)	—	1		2	—
Non-GAAP	$1,828	$(112)	$622	16.6%	$3,125	$1.42

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

The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended September 30,(1)			Three Months Ended September 30,(1)			Three Months Ended September 30,(1)
	2021	2020	% Change(2)	2021	2020	% Change(2)	2021	2020	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$480	$378	27%	$651	$574	13%	$1,131	$951	19%
Consumer debit(3)	640	555	15%	690	585	18%	1,330	1,140	17%
Commercial(4)	205	164	25%	117	94	24%	322	258	25%
Total nominal payments volume(2)	$1,325	$1,097	21%	$1,458	$1,253	16%	$2,784	$2,349	18%
Cash volume(5)	180	165	9%	496	482	3%	676	647	5%
Total nominal volume(2),(6)	$1,506	$1,262	19%	$1,955	$1,734	13%	$3,460	$2,996	15%
The following table presents the change in nominal and constant payments and cash volume:

	International		Visa Inc.
	Three Months Ended September 30, 2021 vs. 2020(1),(2)		Three Months Ended September 30, 2021 vs. 2020(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	13%	11%	19%	17%
Consumer debit growth(3)	18%	14%	17%	15%
Commercial growth(4)	24%	21%	25%	24%
Total payments volume growth	16%	13%	18%	17%
Cash volume growth(5)	3%	4%	5%	5%
Total volume growth	13%	11%	15%	14%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three months ended December 31, 2021 and 2020, respectively, were based on nominal payments volume reported by our financial institution clients for the three months ended September 30, 2021 and 2020, respectively. On occasion, previously presented volume information may be updated. Prior-period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended December 31,
	2021	2020	% Change(1)
	(in millions, except percentages)
Visa processed transactions	47,558	39,213	21%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.

Results of Operations
Net Revenues
The following table presents our net revenues earned in the U.S. and internationally:

	Three Months Ended December 31,
	2021	2020	% Change(1)
	(in millions, except percentages)
U.S.	$3,178	$2,667	19%
International	3,881	3,020	28%
Net revenues	$7,059	$5,687	24%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased primarily due to the growth in nominal payments volume, processed transactions and nominal cross-border volume, partially offset by higher client incentives.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. During the three months ended December 31, 2021, exchange rate movements and our hedging program negatively impacted our net revenues growth by approximately one percentage point.
The following table presents the components of our net revenues:

	Three Months Ended December 31,
	2021	2020	% Change(1)
	(in millions, except percentages)
Service revenues	$3,193	$2,677	19%
Data processing revenues	3,614	3,033	19%
International transaction revenues	2,174	1,451	50%
Other revenues	449	384	17%
Client incentives	(2,371)	(1,858)	28%
Net revenues	$7,059	$5,687	24%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 18% growth in nominal payments volume.
•Data processing revenues increased primarily due to overall growth in processed transactions of 21%.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes, excluding transactions within Europe, of 49%.
•Other revenues increased primarily due to higher consulting revenues and other value added services.
•Client incentives increased primarily due to growth in payments volume. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended December 31,
	2021	2020	% Change(1)
	(in millions, except percentages)
Personnel	$1,125	$981	15%
Marketing	280	205	36%
Network and processing	190	173	9%
Professional fees	100	83	19%
Depreciation and amortization	198	197	1%
General and administrative	242	203	19%
Litigation provision	148	1	NM
Total operating expenses	$2,283	$1,843	24%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Total operating expenses increased primarily due to our planned reduction and delay of our spend as revenue was impacted by the COVID-19 pandemic in the first half of the prior year.
•Personnel expenses increased primarily due to higher headcount and compensation, reflecting our strategy to invest in future growth.
•Marketing expenses increased as we lapped planned reductions in spending in the prior year as well as higher spending in various campaigns.
•Network and processing expenses increased mainly due to higher continued technology and processing network investments to support growth.
•Professional fees increased primarily due to higher consulting fees as we lapped planned reductions in spending in the prior year.
•General and administrative expenses increased primarily as a result of higher usage of travel related card benefits and unfavorable foreign currency fluctuations, partially offset by lower indirect taxes.
•Litigation provision increased primarily due to an additional $145 million accrual related to the U.S. covered litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended December 31,
	2021	2020	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(134)	$(136)	(1%)
Investment income and other	255	40	544%
Total non-operating income (expense)	$121	$(96)	(225%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

•Interest expense, net decreased primarily as a result of lower interest expense due to lower outstanding debt and derivative instruments that lowered the cost of borrowing, partially offset by an increase in interest expense related to income tax liabilities.
•Investment income and other increased primarily due to higher gains on our equity investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended December 31,
	2021	2020
Effective income tax rate	19%	17%
The difference in the effective tax rates is primarily due to an $81 million tax benefit recognized during the three months ended December 31, 2020 as a result of the conclusion of audits by taxing authorities.
Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended December 31,
	2021	2020
	(in millions)
Total cash provided by (used in):
Operating activities	$4,232	$3,513
Investing activities	(547)	639
Financing activities	(4,967)	(5,572)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(194)	304
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,476)	$(1,116)
Operating activities. Cash provided by operating activities for the three months ended December 31, 2021 was higher than the prior-year comparable period primarily due to growth in our underlying business, partially offset by higher client incentive payments.
Investing activities. Cash was used in investing activities for the three months ended December 31, 2021 as compared to cash provided by investing activities during the prior-year comparable period, primarily due to higher cash paid for acquisitions and lower proceeds from sales and maturities, net of purchases of investment securities. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Financing activities. Cash used in financing activities for the three months ended December 31, 2021 was lower than the prior-year comparable period primarily due to the absence of the principal debt payment made in the prior year, partially offset by higher share repurchases and higher dividends paid. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

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
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2021, except as discussed below.
Common stock repurchases. In December 2021, our board of directors authorized a new $12.0 billion share repurchase program. During the three months ended December 31, 2021, we repurchased 19 million shares of our class A common stock in the open market for $4.1 billion. As of December 31, 2021, our repurchase programs had remaining authorized funds of $12.7 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the three months ended December 31, 2021, we declared and paid $809 million in dividends to holders of our common and preferred stock. On January 25, 2022, our board of directors declared a cash dividend in the amount of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis), which will be paid on March 1, 2022, to all holders of record as of February 11, 2022. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. Principal payments on our fixed-rate senior notes of $1.0 billion and $2.3 billion are due in September 2022 and December 2022, respectively, for which we have sufficient liquidity. See Note 7—Debt to our unaudited consolidated financial statements.
Litigation. During December 2021, we deposited $250 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Closed acquisition. On December 20, 2021, we acquired Currencycloud for a total purchase consideration of $893 million (which includes the fair value of our previously held equity interest in Currencycloud). See Note 2—Acquisitions to our unaudited consolidated financial statements.
Pending acquisition. On June 24, 2021, we entered into a definitive agreement to acquire Tink for €1.8 billion, inclusive of cash and retention incentives. This acquisition is subject to customary closing conditions, including regulatory reviews and approvals.
Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. Subsequently, the FASB also issued an amendment to this standard. The amendments in the ASU are effective upon issuance through December 31, 2022. We are evaluating the effect ASU 2020-04 and its subsequent amendment will have on our consolidated financial statements. The adoption is not expected to have a material impact on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes to our market risks since September 30, 2021.

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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2022 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 13—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below presents our purchases of common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in millions, except per share data)
October 1 - 31, 2021	4	$220.89	4	$3,741
November 1 - 30, 2021	9	$205.82	9	$1,905
December 1 - 31, 2021	6	$208.72	6	$12,600
Total	19	$210.05	19
(1)The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.
See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

10.1+
LIBOR Transition Amendment, dated October 18, 2021, by and among Visa Inc., Visa International Service Association, Visa U.S.A. Inc. and Visa Europe Limited, as borrowers, and Bank of America, N.A., as administrative agent

10.2*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for the CEO for awards granted after November 1, 2021

10.3*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for the CEO for awards granted after November 1, 2021

10.4*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for the CEO for awards granted after November 1, 2021

10.5*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Restricted Stock Unit Award Agreement for awards granted after November 1, 2021

10.6*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Stock Option Award Agreement for awards granted after November 1, 2021

10.7*+	Form of Visa Inc. 2007 Equity Incentive Compensation Plan Performance Share Award Agreement for awards granted after November 1, 2021

10.8*+	Visa Inc. Executive Severance Plan, effective as of January 1, 2022

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or arrangement.
+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	January 28, 2022	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	January 28, 2022	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chair, Chief Financial Officer (Principal Financial Officer)

Date:	January 28, 2022	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)