Form 10-Q
period 2022-03-31
VISA INC.
filed 2022-04-28
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of April 20, 2022, there were 1,645,719,350 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 10,045,333 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	September 30, 2021
	(in millions, except per share data)
Assets
Cash and cash equivalents	$12,299	$16,487
Restricted cash equivalents—U.S. litigation escrow	882	894
Investment securities	1,230	2,025
Settlement receivable	1,632	1,758
Accounts receivable	2,135	1,968
Customer collateral	2,309	2,260
Current portion of client incentives	1,309	1,359
Prepaid expenses and other current assets	2,295	856
Total current assets	24,091	27,607
Investment securities	2,296	1,705
Client incentives	3,256	3,245
Property, equipment and technology, net	3,120	2,715
Goodwill	18,143	15,958
Intangible assets, net	27,006	27,664
Other assets	3,896	4,002
Total assets	$81,808	$82,896
Liabilities
Accounts payable	$182	$266
Settlement payable	2,409	2,443
Customer collateral	2,309	2,260
Accrued compensation and benefits	877	1,211
Client incentives	5,436	5,243
Accrued liabilities	3,172	2,334
Current maturities of debt	3,548	999
Accrued litigation	769	983
Total current liabilities	18,702	15,739
Long-term debt	17,479	19,978
Deferred tax liabilities	6,081	6,128
Other liabilities	3,557	3,462
Total liabilities	45,819	45,307
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, less than one shares issued and outstanding at March 31, 2022 and September 30, 2021 (the “series A preferred stock”)	422	486
Series B convertible participating preferred stock, 2 shares issued and outstanding at March 31, 2022 and September 30, 2021 (the “series B preferred stock”)	1,045	1,071
Series C convertible participating preferred stock, 3 shares issued and outstanding at March 31, 2022 and September 30, 2021 (the “series C preferred stock”)	1,520	1,523
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,648 and 1,677 shares issued and outstanding at March 31, 2022 and September 30, 2021 respectively	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at March 31, 2022 and September 30, 2021	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 10 shares issued and outstanding at March 31, 2022 and September 30, 2021	—	—
Right to recover for covered losses	(120)	(133)
Additional paid-in capital	18,876	18,855
Accumulated income	14,651	15,351
Accumulated other comprehensive income (loss), net:
Investment securities	(41)	(1)
Defined benefit pension and other postretirement plans	(48)	(49)
Derivative instruments	(136)	(257)
Foreign currency translation adjustments	(180)	743
Total accumulated other comprehensive income (loss), net	(405)	436
Total equity	35,989	37,589
Total liabilities and equity	$81,808	$82,896
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions, except per share data)
Net revenues	$7,189	$5,729	$14,248	$11,416

Operating Expenses
Personnel	1,226	1,114	2,351	2,095
Marketing	314	206	594	411
Network and processing	190	179	380	352
Professional fees	125	82	225	165
Depreciation and amortization	207	201	405	398
General and administrative	325	363	567	566
Litigation provision	—	3	148	4
Total operating expenses	2,387	2,148	4,670	3,991
Operating income	4,802	3,581	9,578	7,425

Non-operating Income (Expense)
Interest expense, net	(134)	(121)	(268)	(257)
Investment income and other	(126)	168	129	208
Total non-operating income (expense)	(260)	47	(139)	(49)
Income before income taxes	4,542	3,628	9,439	7,376
Income tax provision	895	602	1,833	1,224
Net income	$3,647	$3,026	$7,606	$6,152

Basic Earnings Per Share
Class A common stock	$1.70	$1.38	$3.54	$2.80
Class B common stock	$2.76	$2.24	$5.74	$4.55
Class C common stock	$6.82	$5.52	$14.16	$11.22

Basic Weighted-average Shares Outstanding
Class A common stock	1,654	1,695	1,662	1,695
Class B common stock	245	245	245	245
Class C common stock	10	11	10	11

Diluted Earnings Per Share
Class A common stock	$1.70	$1.38	$3.54	$2.80
Class B common stock	$2.75	$2.24	$5.73	$4.54
Class C common stock	$6.81	$5.52	$14.15	$11.20

Diluted Weighted-average Shares Outstanding
Class A common stock	2,142	2,193	2,150	2,196
Class B common stock	245	245	245	245
Class C common stock	10	11	10	11
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Net income	$3,647	$3,026	$7,606	$6,152
Other comprehensive income (loss), net of tax:
Investment securities:
Net unrealized gain (loss)	(40)	(1)	(50)	(2)
Income tax effect	8	—	10	—
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	(2)	(2)	(1)	(3)
Income tax effect	—	1	—	2
Reclassification adjustments	1	3	2	6
Income tax effect	—	—	—	(1)
Derivative instruments:
Net unrealized gain (loss)	77	280	191	(17)
Income tax effect	(13)	(57)	(35)	6
Reclassification adjustments	(33)	5	(39)	(13)
Income tax effect	4	—	4	5
Foreign currency translation adjustments	(335)	(1,011)	(923)	35
Other comprehensive income (loss), net of tax	(333)	(782)	(841)	18
Comprehensive income	$3,314	$2,244	$6,765	$6,170

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2022
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of December 31, 2021	—	(1)	2	3	1,661		245	10		$2,995	$(111)	$18,776	$14,606	$(72)	$36,194
Net income													3,647		3,647
Other comprehensive income (loss), net of tax														(333)	(333)
Comprehensive income															3,314
VE territory covered losses incurred											(9)				(9)
Conversion of series A preferred stock upon sales into public market	—	(1)			—	(1)				(8)		8			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Share-based compensation, net of forfeitures												190			190
Vesting of restricted stock and performance-based shares					—	(1)									—
Restricted stock and performance-based shares settled in cash for taxes					—	(1)						(3)			(3)
Cash proceeds from issuance of class A common stock under employee equity plans					2							54			54
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock													(802)		(802)
Repurchase of class A common stock					(15)							(149)	(2,800)		(2,949)
Balance as of March 31, 2022	—	(1)	2	3	1,648		245	10		$2,987	$(120)	$18,876	$14,651	$(405)	$35,989
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2022
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2021	—	(1)	2	3	1,677		245	10		$3,080	$(133)	$18,855	$15,351	$436	$37,589
Net income													7,606		7,606
Other comprehensive income (loss), net of tax														(841)	(841)
Comprehensive income															6,765
VE territory covered losses incurred											(16)				(16)
Recovery through conversion rate adjustment										(29)	29				—
Conversion of series A preferred stock upon sales into public market	—	(1)			1					(64)		64			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Share-based compensation, net of forfeitures												318			318
Vesting of restricted stock and performance-based shares					2										—
Restricted stock and performance-based shares settled in cash for taxes					—	(1)						(116)			(116)
Cash proceeds from issuance of class A common stock under employee equity plans					2							113			113
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock													(1,611)		(1,611)
Repurchase of class A common stock					(34)							(358)	(6,695)		(7,053)
Balance as of March 31, 2022	—	(1)	2	3	1,648		245	10		$2,987	$(120)	$18,876	$14,651	$(405)	$35,989
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended March 31, 2021
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of December 31, 2020	—	(1)	2	3	1,696		245	11		$3,683	$(34)	$18,063	$14,813	$1,154	$37,679
Net income													3,026		3,026
Other comprehensive income (loss), net of tax														(782)	(782)
Comprehensive income															2,244
VE territory covered losses incurred											(7)				(7)
Conversion of series A preferred stock upon sales into public market	—	(1)			5					(336)		336			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Share-based compensation, net of forfeitures												153			153
Vesting of restricted stock and performance-based shares					—	(1)									—
Restricted stock and performance-based shares settled in cash for taxes					—	(1)						(6)			(6)
Cash proceeds from issuance of class A common stock under employee equity plans					1							47			47
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock													(701)		(701)
Repurchase of class A common stock					(8)							(88)	(1,625)		(1,713)
Balance as of March 31, 2021	—	(1)	2	3	1,694		245	11		$3,347	$(41)	$18,505	$15,513	$372	$37,696
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Six Months Ended March 31, 2021
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2020	—	(1)	2	3	1,683		245	11		$5,086	$(39)	$16,721	$14,088	$354	$36,210
Net income													6,152		6,152
Other comprehensive income (loss), net of tax														18	18
Comprehensive income															6,170
Adoption of new accounting standards													3		3
VE territory covered losses incurred											(17)				(17)
Recovery through conversion rate adjustment										(15)	15				—
Conversion of series A preferred stock upon sales into public market	—	(1)			25					(1,724)		1,724			—
Conversion of class C common stock upon sales into public market					—	(1)		—	(1)						—
Share-based compensation, net of forfeitures												275			275
Vesting of restricted stock and performance-based shares					3										—
Restricted stock and performance-based shares settled in cash for taxes					(1)							(140)			(140)
Cash proceeds from issuance of class A common stock under employee equity plans					1							108			108
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock													(1,404)		(1,404)
Repurchase of class A common stock					(17)							(183)	(3,326)		(3,509)
Balance as of March 31, 2021	—	(1)	2	3	1,694		245	11		$3,347	$(41)	$18,505	$15,513	$372	$37,696
(1)Increase, decrease or balance is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2022	2021
	(in millions)
Operating Activities
Net income	$7,606	$6,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	4,865	3,850
Share-based compensation	318	275
Depreciation and amortization of property, equipment, technology and intangible assets	405	398
Deferred income taxes	21	(27)
VE territory covered losses incurred	(16)	(17)
(Gains) losses on equity investments, net	(104)	(172)
Other	(61)	(48)
Change in operating assets and liabilities:
Settlement receivable	3	(127)
Accounts receivable	(173)	(165)
Client incentives	(4,503)	(3,262)
Other assets	(291)	(116)
Accounts payable	(75)	(41)
Settlement payable	111	210
Accrued and other liabilities	(173)	(39)
Accrued litigation	(212)	(29)
Net cash provided by (used in) operating activities	7,721	6,842
Investing Activities
Purchases of property, equipment and technology	(440)	(318)
Investment securities:
Purchases	(1,948)	(2,015)
Proceeds from maturities and sales	1,975	3,871
Acquisitions, net of cash and restricted cash acquired	(1,945)	(75)
Purchases of / contributions to other investments	(55)	(30)
Other investing activities	81	41
Net cash provided by (used in) investing activities	(2,332)	1,474
Financing Activities
Repurchase of class A common stock	(7,053)	(3,509)
Repayments of debt	—	(3,000)
Dividends paid	(1,611)	(1,404)
Proceeds from issuance of commercial paper	300	—
Cash proceeds from issuance of class A common stock under employee equity plans	113	108
Restricted stock and performance-based shares settled in cash for taxes	(116)	(140)
Net cash provided by (used in) financing activities	(8,367)	(7,945)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(305)	16
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,283)	387
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	19,799	19,171
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$16,516	$19,558
Supplemental Disclosure
Cash paid for income taxes, net	$2,107	$1,505
Interest payments on debt	$304	$340
Accruals related to purchases of property, equipment and technology	$27	$17

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
During the quarter ended March 31, 2022, economic sanctions were imposed on Russia, impacting Visa and its clients. The extent and severity of the sanctions impacted the Company’s operations and a reduction in Ruble liquidity impacted the Company’s ability to manage operational impact and related foreign currency risk. In March 2022, the Company announced it was suspending its operations in Russia. In addition, the Company deconsolidated its Russian subsidiary, resulting in a pre-tax loss of $35 million, which is included in general and administrative expense on the consolidated statements of operations.
The accompanying unaudited consolidated financial statements are presented in accordance with U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q and, consequently, do not include all of the annual disclosures required by U.S. GAAP. Reference should be made to the Visa Annual Report on Form 10-K for the year ended September 30, 2021 for additional disclosures, including a summary of the Company’s significant accounting policies.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
the fair value measurement alternative. The Company adopted this guidance effective October 1, 2021. The adoption did not have a material impact on the consolidated financial statements.
Note 2—Acquisitions
Currencycloud
On December 20, 2021, Visa acquired The Currency Cloud Group Limited (“Currencycloud”), a UK-based global platform that enables banks and fintechs to provide innovative foreign exchange solutions for cross-border payments, for a total purchase consideration of $893 million (which includes the fair value of Visa’s previously held equity interest in Currencycloud). The Company allocated $150 million of the purchase consideration to technology, intangible assets, other net assets acquired and deferred tax liabilities and the remaining $743 million to goodwill.
Tink
On March 10, 2022, Visa acquired 100% of the share capital of Tink AB (“Tink”) for $1.9 billion in cash. Tink is a European open banking platform that enables financial institutions, fintechs and merchants to build financial products and services and move money. The acquisition is expected to help accelerate the adoption of open banking around the world by providing a secure, reliable platform for innovation.
Total purchase consideration has been allocated to the assets acquired and liabilities assumed and is subject to revision. If additional information becomes available, the Company may further revise the purchase price allocation as soon as practicable, but no later than one year from the acquisition date; however, at this time, material changes are not expected.
The following table summarizes the purchase price allocation for Tink:

	Purchase Price Allocation	Weighted-Average Useful Life
	(in millions)	(in years)
Technology	$245	4
Customer relationships	90	6
Deferred tax liabilities	(71)
Other net assets acquired (liabilities assumed)	22
Goodwill	1,577
Total	$1,863	5
Goodwill is primarily attributable to synergies expected to be achieved from the acquisition and the assembled workforce. None of the goodwill recognized is expected to be deductible for tax purposes.
The Company did not include Tink's financial results in the Company's consolidated statements of operations from the acquisition date, March 10, 2022, through March 31, 2022, as the impact is not material to the Company’s financial results.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service revenues	$3,521	$2,845	$6,714	$5,522
Data processing revenues	3,480	2,996	7,094	6,029
International transaction revenues	2,208	1,488	4,382	2,939
Other revenues	474	392	923	776
Client incentives	(2,494)	(1,992)	(4,865)	(3,850)
Net revenues	$7,189	$5,729	$14,248	$11,416

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
U.S.	$3,079	$2,683	$6,257	$5,350
International	4,110	3,046	7,991	6,066
Net revenues	$7,189	$5,729	$14,248	$11,416
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	March 31, 2022	September 30, 2021
	(in millions)
Cash and cash equivalents	$12,299	$16,487
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	882	894
Customer collateral	2,309	2,260
Prepaid expenses and other current assets	1,026	158
Cash, cash equivalents, restricted cash and restricted cash equivalents	$16,516	$19,799
Prepaid expenses and other current assets include restricted cash and restricted cash equivalents related to funds held by the Company, primarily from Currencycloud, on behalf of clients in segregated bank accounts that cannot be withdrawn or used for general operating activities. These amounts are fully offset by corresponding liabilities recorded in accrued liabilities on the Company’s unaudited consolidated balance sheets.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Six Months Ended March 31,
	2022	2021
	(in millions)
Balance at beginning of period	$894	$901
Deposits into the litigation escrow account	250	—
Payments to opt-out merchants(1) and interest earned on escrow funds	(262)	(7)
Balance at end of period	$882	$894
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
The following table presents the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2021	$1,071	$1,523	$(133)
VE territory covered losses incurred(1)	—	—	(16)
Recovery through conversion rate adjustment	(26)	(3)	29
Balance as of March 31, 2022	$1,045	$1,520	$(120)

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2020	$1,106	$1,543	$(39)
VE territory covered losses incurred(1)	—	—	(17)
Recovery through conversion rate adjustment	(9)	(6)	15
Balance as of March 31, 2021	$1,097	$1,537	$(41)
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets:

	March 31, 2022		September 30, 2021
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$3,450	$1,045	$3,493	$1,071
Series C preferred stock	4,781	1,520	4,806	1,523
Total	8,231	2,565	8,299	2,594
Less: right to recover for covered losses	(120)	(120)	(133)	(133)
Total recovery for covered losses available	$8,111	$2,445	$8,166	$2,461
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of March 31, 2022, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 6.271 and 6.829, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $221.77, Visa’s class A common stock closing stock price.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	March 31, 2022	September 30, 2021	March 31, 2022	September 30, 2021
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$9,448	$11,779	$—	$—
U.S. government-sponsored debt securities	—	—	418	100
U.S. Treasury securities	200	2,400	—	—
Investment securities:
Marketable equity securities	363	490	—	—
U.S. government-sponsored debt securities	—	—	110	245
U.S. Treasury securities	3,043	2,985	—	—
Other current and non-current assets:
Money market funds	4	4	—	—
Derivative instruments	—	—	465	410
Total	$13,058	$17,658	$993	$755
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$179	$167	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	226	109
Total	$179	$167	$226	$109
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
U.S. government-sponsored debt securities and U.S. Treasury securities. As of March 31, 2022 and September 30, 2021, gross unrealized gains and losses were not material. As of March 31, 2022, $1.5 billion of the Company’s debt securities are due within one year and $2.3 billion is due between one to five years.

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
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of March 31, 2022 including cumulative unrealized gains and losses:

March 31, 2022
(in millions)
Initial cost basis	$908
Adjustments:
Upward adjustments	806
Downward adjustments (including impairment)	(66)
Carrying amount, end of period	$1,648
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Upward adjustments	$2	$129	$226	$143
Downward adjustments (including impairment)	$(53)	$—	$(53)	$(2)
For the three months ended March 31, 2022 and 2021, the Company recognized net unrealized losses of $156 million, and net unrealized gains of $147 million, respectively, on marketable and non-marketable equity securities still held as of quarter end. For the six months ended March 31, 2022 and 2021, the Company recognized net unrealized gains of $16 million and $176 million, respectively, on marketable and non-marketable equity securities still held as of quarter end.
Non-financial assets and liabilities. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are only recognized at fair value if they are deemed to be impaired. The Company performed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2022, and concluded there was no impairment as of that date. As of March 31, 2022, there were no impairment indicators.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s unaudited consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of March 31, 2022, the carrying value and estimated fair value of debt was $20.7 billion and $20.8 billion, respectively. As of September 30, 2021, the carrying value and estimated fair value of debt was $21.0 billion and $22.5 billion, respectively.
Other financial instruments not measured at fair value. At March 31, 2022, the carrying value of settlement receivable and payable, commercial paper and customer collateral approximates fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 7—Debt
The Company had outstanding debt as follows:

	March 31, 2022	September 30, 2021	Effective Interest Rate(1)
	(in millions, except percentages)
Commercial paper	$300	$—	0.35%
2.15% Senior Notes due September 2022	1,000	1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Total debt	21,300	21,000
Unamortized discounts and debt issuance costs	(154)	(161)
Hedge accounting fair value adjustments(2)	(119)	138
Total carrying value of debt	$21,027	$20,977

Reported as:
Current maturities of debt	$3,548	$999
Long-term debt	17,479	19,978
Total carrying value of debt	$21,027	$20,977
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the change in fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. The commercial paper outstanding as of March 31, 2022 was fully repaid in April 2022. Subsequent to March 31, 2022, the Company issued $650 million of commercial paper that was also fully repaid in April 2022.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the six months ended March 31, 2022, the Company’s maximum daily settlement exposure was $112.7 billion and the average daily settlement exposure was $71.3 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	March 31, 2022	September 30, 2021
	(in millions)
Restricted cash and restricted cash equivalents	$2,309	$2,260
Pledged securities at market value	270	254
Letters of credit	1,604	1,518
Guarantees	793	758
Total	$4,976	$4,790
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	March 31, 2022					September 30, 2021
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		6	—	(2)	100.0000		7
Series B preferred stock	2		6.2710		16	2		6.3210		16
Series C preferred stock	3		6.8290		22	3		6.8340		22
Class A common stock(3)	1,648		—		1,648	1,677		—		1,677
Class B common stock	245		1.6181	(4)	397	245		1.6228	(4)	398
Class C common stock	10		4.0000		40	10		4.0000		41
Total					2,129					2,161
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before March 31, 2022 and September 30, 2021, respectively.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the reduction in the number of as-converted class B common stock after deposit into the U.S. litigation escrow account for the six months ended March 31, 2022. There was no comparable adjustment recorded for class B common stock for the six months ended March 31, 2021.

Six Months Ended March 31, 2022
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
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments:

	Six Months Ended March 31, 2022				Six Months Ended March 31, 2021
	Series B		Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	—	(1)	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$201.68		$201.68		$209.89		$209.89
Recovery through conversion rate adjustment	$26		$3		$9		$6
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
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(in millions, except per share data)
Shares repurchased in the open market(1)	15	8	34	17
Average repurchase price per share(2)	$210.18	$208.65	$210.26	$205.05
Total cost(2)	$2,949	$1,713	$7,053	$3,509
(1)Shares repurchased in the open market reflect repurchases that settled during the three and six months ended March 31, 2022 and 2021, respectively. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost are calculated based on unrounded numbers.
In December 2021, the Company’s board of directors authorized a $12.0 billion share repurchase program (the “December 2021 Program”). Previously, in January 2021, the Company’s board of directors authorized an $8.0 billion share repurchase program. These authorizations have no expiration date. As of March 31, 2022, the Company’s repurchase program had remaining authorized funds of $9.8 billion. All share repurchase programs authorized prior to the December 2021 Program have been completed.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Dividends. The Company declared and paid dividends of $802 million and $701 million during the three months ended March 31, 2022 and 2021, respectively, and $1.6 billion and $1.4 billion during the six months ended March 31, 2022 and 2021, respectively. On April 22, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), which will be paid on June 1, 2022, to all holders of record as of May 13, 2022.
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
The following table presents earnings per share for the three months ended March 31, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,819	1,654	$1.70	$3,647	2,142	(3)	$1.70
Class B common stock	677	245	$2.76	$676	245		$2.75
Class C common stock	69	10	$6.82	$69	10		$6.81
Participating securities	82	Not presented	Not presented	$81	Not presented		Not presented
Net income	$3,647
The following table presents earnings per share for the six months ended March 31, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$5,884	1,662	$3.54	$7,606	2,150	(3)	$3.54
Class B common stock	1,409	245	$5.74	$1,407	245		$5.73
Class C common stock	143	10	$14.16	$143	10		$14.15
Participating securities	170	Not presented	Not presented	$169	Not presented		Not presented
Net income	$7,606

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents earnings per share for the three months ended March 31, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,342	1,695	$1.38	$3,026	2,193	(3)	$1.38
Class B common stock	550	245	$2.24	$550	245		$2.24
Class C common stock	59	11	$5.52	$59	11		$5.52
Participating securities	75	Not presented	Not presented	$74	Not presented		Not presented
Net income	$3,026
The following table presents earnings per share for the six months ended March 31, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$4,752	1,695	$2.80	$6,152	2,196	(3)	$2.80
Class B common stock	1,117	245	$4.55	$1,116	245		$4.54
Class C common stock	120	11	$11.22	$120	11		$11.20
Participating securities	163	Not presented	Not presented	$163	Not presented		Not presented
Net income	$6,152
(1)The weighted-average number of shares of as-converted class B common stock used in the income allocation was 397 million for the three months ended March 31, 2022 and 398 million for the six month ended March 31, 2022 and three and six months ended March 31, 2021. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 40 million for the three and six months ended March 31, 2022 and 43 million for the three and six months ended March 31, 2021. The weighted-average number of shares of preferred stock included within participating securities was 6 million of as-converted series A preferred stock for the three and six months ended March 31, 2022 and 12 million and 17 million of as-converted series A preferred stock for the three and six months ended March 31, 2021, respectively, 16 million of as-converted series B preferred stock for the three and six months ended March 31, 2022 and 2021, and 22 million of as-converted series C preferred stock for the three and six months ended March 31, 2022 and 2021.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three and six months ended March 31, 2022 and 2021.
Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the six months ended March 31, 2022:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	961,570	$43.16	$200.86
Restricted stock units	2,922,004	$202.56
Performance-based shares(1)	440,722	$186.50
(1)Represents the maximum number of performance-based shares which could be earned.
Related to the EIP, the Company recorded share-based compensation cost, net of estimated forfeitures, of $181 million and $148 million for the three months ended March 31, 2022 and 2021, respectively, and $302 million and $264 million for the six months ended March 31, 2022 and 2021, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 12—Income Taxes
For the three and six months ended March 31, 2022, the effective income tax rates were 20% and 19%, respectively, and for the three and six months ended March 31, 2021, the effective income tax rates were 17%. The difference in the effective tax rates is primarily due to $66 million and $147 million of tax benefits recognized during the three and six months ended March 31, 2021, respectively, as a result of the conclusion of audits by taxing authorities.
During the three and six months ended March 31, 2022, the Company’s gross unrecognized tax benefits increased by $65 million and $143 million, respectively. The Company’s net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate, increased by $17 million and $46 million, respectively. The change in unrecognized tax benefits is primarily related to various tax positions across several jurisdictions.
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
The following table summarizes the activity related to accrued litigation:

	Six Months Ended March 31,
	2022	2021
	(in millions)
Balance at beginning of period	$983	$914
Provision for uncovered legal matters	1	3
Provision for covered legal matters	150	9
Payments for legal matters	(365)	(40)
Balance at end of period	$769	$886
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the accrual activity related to U.S. covered litigation:

	Six Months Ended March 31,
	2022	2021
	(in millions)
Balance at beginning of period	$881	$888
Provision for interchange multidistrict litigation	145	—
Payments for U.S. covered litigation	(262)	(7)
Balance at end of period	$764	$881
During the six months ended March 31, 2022, the Company recorded an additional accrual of $145 million and deposited $250 million into the U.S. litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement. During the six months ended March 31, 2022, the Company paid $262 million for U.S. covered litigation. The U.S. covered litigation accrual balance is consistent with the Company’s estimate of its share of the lower end of a probable and reasonably estimable loss with respect to U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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
The following table summarizes the accrual activity related to VE territory covered litigation:

	Six Months Ended March 31,
	2022	2021
	(in millions)
Balance at beginning of period	$102	$21
Provision for VE territory covered litigation	5	9
Payments for VE territory covered litigation	(102)	(28)
Balance at end of period	$5	$2
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 50% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
VE Territory Covered Litigation
Europe Merchant Litigation
Since July 2013, in excess of 850 Merchants (the capitalized term “Merchant,” when used in this section, means a merchant together with subsidiary/affiliate companies that are party to the same claim) have commenced proceedings against Visa Europe, Visa Inc. and other Visa subsidiaries in the UK, Belgium, Poland and Israel primarily relating to interchange rates in Europe and in some cases relating to fees charged by Visa and certain Visa rules. As of the filing date, Visa has settled the claims asserted by over 150 Merchants, leaving more than 650 Merchants with outstanding claims. In addition, over 30 additional Merchants have threatened to commence similar proceedings. Standstill agreements have been entered into with respect to some of those threatened Merchant claims, several of which have been settled.
On November 26, 2021, with respect to certain pending Merchant claims, the UK Competition Appeal Tribunal (CAT) found that UK and certain other domestic and intra-European Economic Area consumer interchange fees before the introduction of the Interchange Fee Regulation (IFR) were a restriction of competition, but that the question of whether those fees, along with inter-European Economic Area fees, are a restriction of competition after the introduction of the IFR would need to be resolved at trial. Whether any interchange fees are exempt from the finding of restriction under applicable law and the assessment of damages, if any, will also need to be considered at trial. On February 1, 2022, the UK Court of Appeal granted claimants permission to appeal the CAT’s ruling and an appeal hearing is scheduled for July 2022.
Other Litigation

Pulse Network
On April 5, 2022, the U.S. Court of Appeals for the Fifth Circuit reversed, in part, the district court’s summary judgment decision in Visa's favor, finding that Pulse has standing to pursue certain of its claims, and remanded the case to the district court for further proceedings.
German ATM Litigation
Between December 2021 and March 2022, Visa was served with claims in Germany brought by German savings banks against Visa Europe and Visa Inc. The banks claim that Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals are anti-competitive and they are seeking damages.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that relate to, among other things, the impact on our future financial position, results of operations and cash flows as a result of the invasion of Ukraine by Russia; the ongoing effects of the COVID-19 pandemic, as well as the reopening of borders and resumption of international travel; prospects, developments, strategies and growth of our business; anticipated expansion of our products in certain countries; industry developments; anticipated timing and benefits of our acquisitions; expectations regarding litigation matters, investigations and proceedings; timing and amount of stock repurchases; sufficiency of sources of liquidity and funding; effectiveness of our risk management programs; and expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements. Forward-looking statements generally are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “projects,” “could,” “should,” “will,” “continue” and other similar expressions. All statements other than statements of historical fact could be forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond our control and are difficult to predict. We describe risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, any of these forward-looking statements in our SEC filings, including our Annual Report on Form 10-K, for the year ended September 30, 2021, and our subsequent reports on Forms 10-Q and 8-K. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages and per share data)
Net revenues	$7,189	$5,729	25%	$14,248	$11,416	25%
Operating expenses	$2,387	$2,148	11%	$4,670	$3,991	17%
Net income	$3,647	$3,026	21%	$7,606	$6,152	24%
Diluted earnings per share	$1.70	$1.38	23%	$3.54	$2.80	26%

Non-GAAP operating expenses(2)	$2,287	$1,978	16%	$4,402	$3,806	16%
Non-GAAP net income(2)	$3,836	$3,031	27%	$7,737	$6,156	26%
Non-GAAP diluted earnings per share(2)	$1.79	$1.38	30%	$3.60	$2.80	28%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Russia & Ukraine. During the quarter ended March 31, 2022, economic sanctions were imposed on Russia by the U.S., European Union, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. We announced in March 2022 that we were suspending our operations in Russia. As a result, we are no longer generating revenue from domestic and cross-border activities related to Russia. Since 2015, domestic transactions have been processed by Russia’s state-owned payments operator, National Payment Card System. With respect to cross-border activities, all transactions initiated with Visa cards issued by financial institutions outside Russia no longer work within Russia, and all transactions on cards issued in Russia no longer work outside the country. Furthermore, we have deconsolidated our Russian subsidiary, as required under U.S. GAAP. For the first half of fiscal 2022 and full year fiscal 2021, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, were approximately 4% of our consolidated net revenues.
With respect to Russia's invasion of Ukraine, our priority is ensuring the safety and security of our colleagues and their families who are directly impacted. We are in close contact with those in the region and are providing ongoing support to our colleagues.
COVID-19. As the effects of the evolving COVID-19 pandemic continue, our priority remains the safety of our employees, clients and the communities in which we live and operate. We are taking a phased approach to reopening our offices, with our U.S. employees returning to offices in April 2022 in a new hybrid model of flexible work.
The ongoing effects of Russia’s invasion of Ukraine and COVID-19 are difficult to predict due to numerous uncertainties identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first half of fiscal 2022. For the three and six months ended March 31, 2022, net revenues increased 25% over both the prior-year comparable periods, primarily due to the growth in nominal payments volume, processed transactions and nominal cross-border volume, partially offset by higher client incentives. Net revenues were also positively impacted by our suspension of operations in Russia. See Results of Operations—Net Revenues below for further discussion. During the three and six months ended March 31, 2022, exchange rate movements and our hedging program negatively impacted our net revenues growth by approximately one percentage point.
For the three and six months ended March 31, 2022, GAAP operating expenses increased 11% and 17% over the prior-year comparable periods, respectively, primarily driven by higher personnel expense reflecting our strategy to invest in future growth and expenses incurred as a result of steps taken to support our employees in Russia and Ukraine, and higher marketing expense as we lapped planned delays in spending in the prior year. For the six months ended March 31, 2022, GAAP operating expenses also included higher litigation provision. During the three and six months ended March 31, 2022, exchange rate movements positively impacted our operating expense growth by approximately three percentage points and two percentage points, respectively.
For the three and six months ended March 31, 2022, non-GAAP operating expenses increased 16% over both the prior-year comparable periods, primarily due to higher marketing expense as we lapped planned delays in spending in the prior year, higher personnel expense reflecting our strategy to invest in future growth and higher general and administrative expense related to the suspension of our operations in Russia and higher usage of travel related card benefits.
Acquisitions. On December 20, 2021, we acquired The Currency Cloud Group Limited (“Currencycloud”), a UK-based global platform that enables banks and fintechs to provide innovative foreign exchange solutions for cross-border payments, for a total purchase consideration of $893 million (which includes the fair value of our previously held equity interest in Currencycloud).
On March 10, 2022, we acquired 100% of the share capital of Tink AB (“Tink”) for $1.9 billion in cash. Tink is a European open banking platform that enables financial institutions, fintechs and merchants to build financial products and services and move money. See Note 2—Acquisitions to our unaudited consolidated financial statements.
Interchange multidistrict litigation. During the six months ended March 31, 2022, we recorded an additional accrual of $145 million to address claims associated with the interchange multidistrict litigation. We also deposited $250 million into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. In December 2021, our board of directors authorized a $12.0 billion share repurchase program. During the six months ended March 31, 2022, we repurchased 34 million shares of our class A common stock in the open market for $7.1 billion. As of March 31, 2022, our repurchase program had remaining authorized funds of $9.8 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Acquisition-related costs. Acquisition-related costs consist primarily of one-time transaction and integration costs associated with our business combinations. These costs include professional fees, technology integration fees, restructuring activities and other direct costs related to the purchase and integration of acquired entities. These costs also include retention equity and deferred equity compensation when they are agreed upon as part of the purchase price of the transaction but are required to be recognized as expense post-combination. We have excluded these amounts and the related tax impacts as the expenses are recognized for a limited duration and do not reflect the underlying performance of our business.
•Litigation provision. During the six months ended March 31, 2022, we recorded an additional accrual to address claims associated with the interchange multidistrict litigation of $145 million, and related tax benefit of $32 million determined by applying applicable tax rates. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the conversion rate of our class B common stock to shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
•Russia-Ukraine charges. During the three and six months ended March 31, 2022, we recorded a loss within general and administrative expense of $35 million from the deconsolidation of our Russian subsidiary. See Note 1—Summary of Significant Accounting Policies to our unaudited consolidated financial statements. We also incurred charges of $25 million in personnel expense as a result of steps taken to support our employees in Russia and Ukraine. We have excluded these amounts and the related tax benefit of $4 million, determined by applying applicable tax rates, as they are one-time charges and do not reflect the underlying performance of our business.
•Indirect taxes. During the three and six months ended March 31, 2021, we recognized a one-time charge within general and administrative expense of $152 million, and related tax benefit of $40 million determined by applying applicable tax rates. This charge is to record our estimate of probable additional indirect taxes, related to prior periods, for which we could be liable as a result of certain changes in applicable law. This one-time charge is not representative of our ongoing operations.
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

	Three Months Ended March 31, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,387	$(260)	$895	19.7%	$3,647	$1.70
(Gains) losses on equity investments, net	—	127	28		99	0.05
Amortization of acquired intangible assets	(20)	—	4		16	0.01
Acquisition-related costs	(20)	—	2		18	0.01
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$2,287	$(133)	$933	19.6%	$3,836	$1.79

	Six Months Ended March 31, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$4,670	$(139)	$1,833	19.4%	$7,606	$3.54
(Gains) losses on equity investments, net	—	(104)	(14)		(90)	(0.04)
Amortization of acquired intangible assets	(33)	—	7		26	0.01
Acquisition-related costs	(30)	—	4		26	0.01
Litigation provision	(145)	—	32		113	0.05
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$4,402	$(243)	$1,866	19.4%	$7,737	$3.60

	Three Months Ended March 31, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,148	$47	$602	16.6%	$3,026	$1.38
(Gains) losses on equity investments, net	—	(156)	(35)		(121)	(0.05)
Amortization of acquired intangible assets	(13)	—	3		10	—
Acquisition-related costs	(5)	—	1		4	—
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$1,978	$(109)	$611	16.8%	$3,031	$1.38

	Six Months Ended March 31, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$3,991	$(49)	$1,224	16.6%	$6,152	$2.80
(Gains) losses on equity investments, net	—	(172)	(39)		(133)	(0.06)
Amortization of acquired intangible assets	(25)	—	6		19	0.01
Acquisition-related costs	(8)	—	2		6	—
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$3,806	$(221)	$1,233	16.7%	$6,156	$2.80
(1)Figures in the table may not recalculate exactly due to rounding. Effective income tax rate, diluted earnings per share and their respective totals are calculated based on unrounded numbers.
Payments volume and processed transactions. Payments volume is the primary driver for our service revenues, and the number of processed transactions is the primary driver for our data processing revenues.
Payments volume represents the aggregate dollar amount of purchases made with cards and other form factors carrying the Visa, Visa Electron, V PAY and Interlink brands and excludes Europe co-badged volume. Nominal payments volume is denominated in U.S. dollars and is calculated each quarter by applying an established U.S. dollar/foreign currency exchange rate for each local currency in which our volumes are reported. Processed transactions represent transactions using cards and other form factors carrying the Visa, Visa Electron, V PAY, Interlink and PLUS brands processed on Visa’s networks.

The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended December 31,(1)			Three Months Ended December 31,(1)			Three Months Ended December 31,(1)
	2021	2020	% Change(2)	2021	2020	% Change(2)	2021	2020	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$525	$414	27%	$707	$620	14%	$1,232	$1,034	19%
Consumer debit(3)	651	556	17%	733	613	20%	1,384	1,169	18%
Commercial(4)	218	171	28%	128	103	25%	347	273	27%
Total nominal payments volume(2)	$1,394	$1,140	22%	$1,568	$1,336	17%	$2,963	$2,476	20%
Cash volume(5)	153	143	7%	514	497	3%	667	640	4%
Total nominal volume(2),(6)	$1,547	$1,283	21%	$2,083	$1,833	14%	$3,630	$3,116	16%

	U.S.			International			Visa Inc.
	Six Months Ended December 31,(1)			Six Months Ended December 31,(1)			Six Months Ended December 31,(1)
	2021	2020	% Change(2)	2021	2020	% Change(2)	2021	2020	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,004	$791	27%	$1,359	$1,194	14%	$2,363	$1,985	19%
Consumer debit(3)	1,291	1,111	16%	1,424	1,198	19%	2,715	2,309	18%
Commercial(4)	423	334	27%	246	197	25%	669	531	26%
Total nominal payments volume(2)	$2,719	$2,237	22%	$3,028	$2,589	17%	$5,747	$4,825	19%
Cash volume(5)	332	308	8%	1,011	979	3%	1,342	1,287	4%
Total nominal volume(2),(6)	$3,050	$2,545	20%	$4,039	$3,567	13%	$7,089	$6,112	16%
The following table presents the change in nominal and constant payments and cash volume:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended December 31, 2021 vs. 2020(1),(2)		Three Months Ended December 31, 2021 vs. 2020(1),(2)		Six Months Ended December 31, 2021 vs. 2020(1),(2)		Six Months Ended December 31, 2021 vs. 2020(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	14%	16%	19%	20%	14%	14%	19%	19%
Consumer debit growth(3)	20%	20%	18%	19%	19%	17%	18%	17%
Commercial growth(4)	25%	28%	27%	28%	25%	24%	26%	26%
Total payments volume growth	17%	19%	20%	20%	17%	16%	19%	19%
Cash volume growth(5)	3%	7%	4%	7%	3%	5%	4%	6%
Total volume growth	14%	15%	16%	18%	13%	13%	16%	16%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and six months ended March 31, 2022 and 2021, respectively, were based on nominal payments volume reported by our financial institution clients for the three and six months ended December 31, 2021 and 2020, respectively. On occasion, previously presented volume information may be updated. Prior-period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.

The following table presents the number of processed transactions:

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
Visa processed transactions	44,807	37,644	19%	92,366	76,857	20%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenues
The following table presents our net revenues earned in the U.S. and internationally:

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
U.S.	$3,079	$2,683	15%	$6,257	$5,350	17%
International	4,110	3,046	35%	7,991	6,066	32%
Net revenues	$7,189	$5,729	25%	$14,248	$11,416	25%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased during the three and six-month comparable periods primarily due to the growth in nominal payments volume, processed transactions and nominal cross-border volume, partially offset by higher client incentives. Net revenues were also positively impacted by our suspension of operations in Russia. See further discussion below.
Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. During the three and six months ended March 31, 2022, exchange rate movements and our hedging program negatively impacted our net revenues growth by approximately one percentage point.
The following table presents the components of our net revenues:

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
Service revenues	$3,521	$2,845	24%	$6,714	$5,522	22%
Data processing revenues	3,480	2,996	16%	7,094	6,029	18%
International transaction revenues	2,208	1,488	48%	4,382	2,939	49%
Other revenues	474	392	21%	923	776	19%
Client incentives	(2,494)	(1,992)	25%	(4,865)	(3,850)	26%
Net revenues	$7,189	$5,729	25%	$14,248	$11,416	25%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 20% and 19% growth in nominal payments volume during the three and six-month comparable periods, respectively. In addition, while we normally would have recognized revenues in fiscal third quarter based on fiscal second quarter payments volume, as a result of the suspension of our operations in Russia, this quarter we recognized revenues from our Russian clients based on fiscal second quarter payments volume.

•Data processing revenues increased primarily due to overall growth in processed transactions of 19% and 20% during the three and six-month comparable periods, respectively, partially offset by unfavorable business mix.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes, excluding transactions within Europe, of 42% and 45% during the three and six-month comparable periods, respectively. International transaction revenues also increased due to select pricing modifications and fluctuations in the volatility of a broad range of currencies, partially offset by business mix.
•Other revenues increased primarily due to higher consulting and marketing revenues and other value added services.
•Client incentives increased primarily due to growth in payments volume during the three and six-month comparable periods. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.
Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
Personnel	$1,226	$1,114	10%	$2,351	$2,095	12%
Marketing	314	206	53%	594	411	45%
Network and processing	190	179	7%	380	352	8%
Professional fees	125	82	53%	225	165	36%
Depreciation and amortization	207	201	3%	405	398	2%
General and administrative	325	363	(10%)	567	566	—%
Litigation provision	—	3	NM	148	4	NM
Total operating expenses	$2,387	$2,148	11%	$4,670	$3,991	17%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Total operating expenses increased primarily due to the planned delay of our spend as revenue was impacted by the COVID-19 pandemic in the first half of the prior year. Total operating expenses were also impacted by Russia’s invasion of Ukraine.
•Personnel expenses increased primarily due to higher headcount and compensation, reflecting our strategy to invest in future growth, and expenses incurred as a result of steps taken to support our employees in Russia and Ukraine.
•Marketing expenses increased as we lapped planned delays in spending in the prior year as well as higher spending in various campaigns, including the Beijing 2022 Olympics Winter Games, and client marketing.
•Network and processing expenses increased mainly due to higher continued technology and processing network investments to support growth.
•Professional fees increased primarily due to higher consulting fees as we lapped planned delays in spending in the prior year.
•General and administrative expenses decreased and was approximately flat during the three and six months ended March 31, 2022, respectively, primarily due to a one-time charge of indirect taxes in the prior year, partially offset by increases in expenses due to the suspension of our operations in Russia, deconsolidation of our Russian subsidiary and higher usage of travel related card benefits.

•Litigation provision increased during the six months ended March 31, 2022 primarily due to an additional $145 million accrual related to the U.S. covered litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(134)	$(121)	10%	$(268)	$(257)	4%
Investment income and other	(126)	168	(174%)	129	208	(38%)
Total non-operating income (expense)	$(260)	$47	(644%)	$(139)	$(49)	185%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense, net increased in the three and six months ended March 31, 2022 primarily as a result of higher interest expense related to income taxes liabilities. The increase in the six months ended March 31, 2022 was partially offset by lower interest expense due to lower outstanding debt and derivative instruments that lowered the cost of borrowing.
•Investment income and other decreased in the three months ended March 31, 2022 primarily due to losses on our equity investments. Investment income and other decreased in the six months ended March 31, 2022 primarily due to lower gains on our equity investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Effective income tax rate	20%	17%	19%	17%
The difference in the effective tax rates is primarily due to $66 million and $147 million of tax benefits recognized during the three and six months ended March 31, 2021, respectively, as a result of the conclusion of audits by taxing authorities.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended March 31,
	2022	2021
	(in millions)
Total cash provided by (used in):
Operating activities	$7,721	$6,842
Investing activities	(2,332)	1,474
Financing activities	(8,367)	(7,945)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(305)	16
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(3,283)	$387
Operating activities. Cash provided by operating activities for the six months ended March 31, 2022 was higher than the prior-year comparable period primarily due to growth in our underlying business, partially offset by higher client incentive payments.
Investing activities. Cash was used in investing activities for the six months ended March 31, 2022 as compared to cash provided by investing activities during the prior-year comparable period, primarily due to higher cash paid for acquisitions, net of cash and restricted cash acquired, and lower proceeds from sales and maturities, net of purchases of investment securities. See Note 2—Acquisitions and Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents to our unaudited consolidated financial statements.
Financing activities. Cash used in financing activities for the six months ended March 31, 2022 was higher than the prior-year comparable period primarily due to higher share repurchases and higher dividends paid, partially offset by the absence of the principal debt payment made in the prior year and proceeds from the issuance of commercial paper in the current year. See Note 7—Debt and Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. The carrying amount outstanding at March 31, 2022 of $300 million was fully repaid in April 2022. See Note 7—Debt to our unaudited consolidated financial statements.
Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2021, except as discussed below.
Common stock repurchases. During the six months ended March 31, 2022, we repurchased shares of our class A common stock in the open market for $7.1 billion. As of March 31, 2022, our repurchase program had remaining authorized funds of $9.8 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.

Dividends. During the six months ended March 31, 2022, we declared and paid $1.6 billion in dividends to holders of our common and preferred stock. On April 22, 2022, our board of directors declared a cash dividend in the amount of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. Principal payments on our fixed-rate senior notes of $1.0 billion and $2.3 billion are due in September 2022 and December 2022, respectively, for which we have sufficient liquidity. See Note 7—Debt to our unaudited consolidated financial statements.
Litigation. During December 2021, we deposited $250 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of March 31, 2022 was $882 million and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Acquisitions. On December 20, 2021, we acquired Currencycloud for a total purchase consideration of $893 million (which includes the fair value of our previously held equity interest in Currencycloud), and on March 10, 2022, we acquired 100% of the share capital of Tink for $1.9 billion in cash. See Note 2—Acquisitions to our unaudited consolidated financial statements.
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
Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of Visa Inc. at the end of the period covered by this report and, based on such evaluation, have concluded that the disclosure controls and procedures of Visa Inc. were effective at the reasonable assurance level as of such date.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2022 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 13—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
There have been no material updates to the “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, other than as set forth below.
Business Risks
Global economic, political, market, health and social events or conditions, including the invasion of Ukraine by Russia and the ongoing effects of the COVID-19 pandemic, may harm our business.
More than half of our net revenues are earned outside the U.S. International cross-border transaction revenues represent a significant part of our revenue and are an important part of our growth strategy. Our revenues are dependent on the volume and number of payment transactions made by consumers, governments, and businesses whose spending patterns may be affected by prevailing economic, political, market, health and social events or conditions. Adverse macroeconomic conditions, including recessions, inflation, high unemployment, currency fluctuations, actual or anticipated large-scale defaults or failures, or a slowdown of global trade could decrease consumer and corporate confidence and reduce consumer, small business, government, and corporate spending which have a direct impact on our revenues. In addition, outbreaks of illnesses, pandemics like COVID-19, or other local or global health issues, political uncertainties, international hostilities, armed conflict, or unrest, climate-related events, including the increasing frequency of extreme weather events, and natural disasters could negatively impact our operations, clients, third-party suppliers, activities in a particular location or globally, and cross-border travel and spend. Geopolitical trends towards nationalism, protectionism, and restrictive visa requirements, as well as continued activity and uncertainty around economic sanctions, tariffs or trade restrictions could limit the expansion of our business in certain regions. In addition, as governments, investors and other stakeholders face additional pressures to accelerate actions to address climate change and other environmental, governance and social topics, governments may implement regulations or investors and other stakeholders may impose new expectations or focus investments in ways that cause significant shifts in disclosure, commerce and consumption behaviors that may have negative impacts on our business. As a result of any of these factors, any decline in cross-border travel and spend could impact the number of cross-border transactions we process and our currency exchange activities, which in turn would reduce our international transaction revenues.
Starting in February 2022, the U.S. imposed sanctions against Russia, and may impose additional material financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions either implemented or planned by the European Union, United Kingdom and other jurisdictions and authorities. Visa is complying, and will continue to comply, with all applicable global sanctions. We announced in March 2022 that we were suspending our operations in Russia. As a result, we are no longer generating revenue from domestic and cross-border activities related to Russia. For the first half of fiscal 2022 and full year fiscal 2021, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, were approximately 4% of our consolidated net revenues. All transactions initiated with Visa cards issued by financial institutions outside Russia no longer work within Russia, and all transactions on cards issued in Russia no longer work outside the country. Russia’s invasion of Ukraine and any further actions by, or in response to such actions by, Russia or its allies could have lasting impact on Ukraine as well as other regional and global economies, any or all of which could adversely affect our business; including, but not limited to, accelerating efforts in certain countries to mitigate the risk of potential sanctions on their economies by bolstering their own domestic payment capabilities or implementing other nationalistic laws or policies, as well increased cyber-threats from state sponsored or nation-state actors.
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
The ongoing effects of the COVID-19 pandemic remain difficult to predict due to numerous uncertainties, including the transmissibility and severity of new variants of the virus; the uptake and effectiveness of health and safety measures or actions that are voluntarily adopted by the public or required by governments or public health authorities, including the availability of vaccines and treatments; the impact of the reopening of borders and resumption of international travel; and the impact to our employees and our operations, the business of our clients, suppliers and business partners; and other factors such as:
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
•additional regulatory requirements, including, for example, government initiatives or requests to reduce or eliminate payments fees or other costs. A number of countries have taken steps to temporarily cap interchange or other fees on electronic payments as part of their COVID-19 economic relief measures. It is possible that some or all of these caps may become permanent over time, or that we see governments introduce additional and/or new pricing caps in future economic relief initiatives. In addition, proponents of interchange and/or MDR regulation may try to position government intervention as necessary to support recovery efforts. In an overall soft global economy, such pricing measures could result in additional financial pressures on our business; and
•workforce impacts, such as difficulty recruiting, retaining, training, motivating and developing employees due to evolving health and safety protocols; changing worker expectations and talent marketplace variability regarding flexible work models; restrictions on immigration, travel and employee mobility; and the challenges of maintaining our strong corporate culture, which values communication, collaboration and connections, while some employees continue to work from home.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in millions, except per share data)
January 1 - 31, 2022	5	$211.99	5	$11,570
February 1 - 28, 2022	2	$222.50	2	$11,059
March 1 - 31, 2022	7	$204.65	7	$9,690
Total	14	$210.19	14
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

VISA INC.

Date:	April 28, 2022	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2022	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chair, Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2022	By:	/s/ James H. Hoffmeister
		Name:	James H. Hoffmeister
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)