Form 10-Q
period 2022-06-30
VISA INC.
filed 2022-07-28
CIK 1403161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33977
VISA INC.
(Exact name of Registrant as specified in its charter)

Delaware		26-0267673
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

P.O. Box 8999		94128-8999
San Francisco,	California
(Address of principal executive offices)		(Zip Code)
(650) 432-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	V	New York Stock Exchange
1.500% Senior Notes due 2026	V26	New York Stock Exchange
2.000% Senior Notes due 2029	V29	New York Stock Exchange
2.375% Senior Notes due 2034	V34	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
As of July 20, 2022, there were 1,635,014,650 shares outstanding of the registrant’s class A common stock, par value $0.0001 per share, 245,513,385 shares outstanding of the registrant’s class B common stock, par value $0.0001 per share, and 9,886,538 shares outstanding of the registrant’s class C common stock, par value $0.0001 per share.

VISA INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
VISA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	September 30, 2021
	(in millions, except per share data)
Assets
Cash and cash equivalents	$14,047	$16,487
Restricted cash equivalents—U.S. litigation escrow	1,483	894
Investment securities	3,309	2,025
Settlement receivable	1,860	1,758
Accounts receivable	2,021	1,968
Customer collateral	2,261	2,260
Current portion of client incentives	1,323	1,359
Prepaid expenses and other current assets	2,667	856
Total current assets	28,971	27,607
Investment securities	2,240	1,705
Client incentives	3,321	3,245
Property, equipment and technology, net	3,146	2,715
Goodwill	17,977	15,958
Intangible assets, net	26,093	27,664
Other assets	3,662	4,002
Total assets	$85,410	$82,896
Liabilities
Accounts payable	$228	$266
Settlement payable	3,068	2,443
Customer collateral	2,261	2,260
Accrued compensation and benefits	1,106	1,211
Client incentives	5,608	5,243
Accrued liabilities	3,303	2,334
Current maturities of debt	3,249	999
Accrued litigation	1,486	983
Total current liabilities	20,309	15,739
Long-term debt	20,546	19,978
Deferred tax liabilities	5,685	6,128
Other liabilities	3,387	3,462
Total liabilities	49,927	45,307
Equity
Preferred stock, $0.0001 par value, 25 shares authorized and 5 shares issued and outstanding as follows:
Series A convertible participating preferred stock, less than one shares issued and outstanding at June 30, 2022 and September 30, 2021 (the “series A preferred stock”)	398	486
Series B convertible participating preferred stock, 2 shares issued and outstanding at June 30, 2022 and September 30, 2021 (the “series B preferred stock”)	936	1,071
Series C convertible participating preferred stock, 3 shares issued and outstanding at June 30, 2022 and September 30, 2021 (the “series C preferred stock”)	1,517	1,523
Class A common stock, $0.0001 par value, 2,001,622 shares authorized, 1,637 and 1,677 shares issued and outstanding at June 30, 2022 and September 30, 2021 respectively	—	—
Class B common stock, $0.0001 par value, 622 shares authorized, 245 shares issued and outstanding at June 30, 2022 and September 30, 2021	—	—
Class C common stock, $0.0001 par value, 1,097 shares authorized, 10 shares issued and outstanding at June 30, 2022 and September 30, 2021	—	—
Right to recover for covered losses	(23)	(133)
Additional paid-in capital	18,962	18,855
Accumulated income	14,960	15,351
Accumulated other comprehensive income (loss), net:
Investment securities	(74)	(1)
Defined benefit pension and other postretirement plans	(48)	(49)
Derivative instruments	135	(257)
Foreign currency translation adjustments	(1,280)	743
Total accumulated other comprehensive income (loss), net	(1,267)	436
Total equity	35,483	37,589
Total liabilities and equity	$85,410	$82,896
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net revenues	$7,275	$6,130	$21,523	$17,546

Operating Expenses
Personnel	1,283	1,098	3,634	3,193
Marketing	313	268	907	679
Network and processing	178	186	558	538
Professional fees	117	108	342	273
Depreciation and amortization	230	204	635	602
General and administrative	289	204	856	770
Litigation provision	717	(2)	865	2
Total operating expenses	3,127	2,066	7,797	6,057
Operating income	4,148	4,064	13,726	11,489

Non-operating Income (Expense)
Interest expense, net	(111)	(131)	(379)	(388)
Investment income and other	(208)	456	(79)	664
Total non-operating income (expense)	(319)	325	(458)	276
Income before income taxes	3,829	4,389	13,268	11,765
Income tax provision	418	1,814	2,251	3,038
Net income	$3,411	$2,575	$11,017	$8,727

Basic Earnings Per Share
Class A common stock	$1.60	$1.18	$5.15	$3.99
Class B common stock	$2.59	$1.92	$8.33	$6.47
Class C common stock	$6.42	$4.72	$20.58	$15.94

Basic Weighted-average Shares Outstanding
Class A common stock	1,642	1,691	1,655	1,693
Class B common stock	245	245	245	245
Class C common stock	10	10	10	11

Diluted Earnings Per Share
Class A common stock	$1.60	$1.18	$5.14	$3.98
Class B common stock	$2.59	$1.91	$8.33	$6.46
Class C common stock	$6.41	$4.72	$20.56	$15.92

Diluted Weighted-average Shares Outstanding
Class A common stock	2,129	2,184	2,143	2,192
Class B common stock	245	245	245	245
Class C common stock	10	10	10	11
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$3,411	$2,575	$11,017	$8,727
Other comprehensive income (loss), net of tax
Investment securities:
Net unrealized gain (loss)	(43)	(2)	(93)	(4)
Income tax effect	10	1	20	1
Reclassification adjustments	—	(1)	—	(1)
Defined benefit pension and other postretirement plans:
Net unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(1)	(3)
Income tax effect	—	—	—	2
Reclassification adjustments	—	7	2	13
Income tax effect	—	(2)	—	(3)
Derivative instruments:
Net unrealized gain (loss)	348	(95)	539	(112)
Income tax effect	(68)	22	(103)	28
Reclassification adjustments	(9)	14	(48)	1
Income tax effect	—	(2)	4	3
Foreign currency translation adjustments	(1,100)	287	(2,023)	322
Other comprehensive income (loss), net of tax	(862)	229	(1,703)	247
Comprehensive income	$2,549	$2,804	$9,314	$8,974

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2022
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of March 31, 2022	—	(1)	2	3	1,648		245	10		$2,987	$(120)	$18,876	$14,651	$(405)	$35,989
Net income													3,411		3,411
Other comprehensive income (loss), net of tax														(862)	(862)
Comprehensive income															2,549
VE territory covered losses incurred											(15)				(15)
Recovery through conversion rate adjustment										(112)	112				—
Conversion of series A preferred stock upon sales into public market	—	(1)			—	(1)				(24)		24			—
Conversion of class C common stock upon sales into public market					1			—	(1)						—
Share-based compensation, net of forfeitures												152			152
Vesting of restricted stock and performance-based shares					—	(1)									—
Restricted stock and performance-based shares settled in cash for taxes					—	(1)						(1)			(1)
Cash proceeds from issuance of class A common stock under employee equity plans					—	(1)						40			40
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock													(798)		(798)
Repurchase of class A common stock					(12)							(129)	(2,304)		(2,433)
Balance as of June 30, 2022	—	(1)	2	3	1,637		245	10		$2,851	$(23)	$18,962	$14,960	$(1,267)	$35,483
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2022
	Preferred Stock				Common Stock					Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2021	—	(1)	2	3	1,677		245	10		$3,080	$(133)	$18,855	$15,351	$436	$37,589
Net income													11,017		11,017
Other comprehensive income (loss), net of tax														(1,703)	(1,703)
Comprehensive income															9,314
VE territory covered losses incurred											(31)				(31)
Recovery through conversion rate adjustment										(141)	141				—
Conversion of series A preferred stock upon sales into public market	—	(1)			1					(88)		88			—
Conversion of class C common stock upon sales into public market					1			—	(1)						—
Share-based compensation, net of forfeitures												470			470
Vesting of restricted stock and performance-based shares					2										—
Restricted stock and performance-based shares settled in cash for taxes					—	(1)						(117)			(117)
Cash proceeds from issuance of class A common stock under employee equity plans					2							153			153
Cash dividends declared and paid, at a quarterly amount of $0.375 per class A common stock													(2,409)		(2,409)
Repurchase of class A common stock					(46)							(487)	(8,999)		(9,486)
Balance as of June 30, 2022	—	(1)	2	3	1,637		245	10		$2,851	$(23)	$18,962	$14,960	$(1,267)	$35,483
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Three Months Ended June 30, 2021
	Preferred Stock				Common Stock				Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A		Class B	Class C
	(in millions, except per share data)
Balance as of March 31, 2021	—	(1)	2	3	1,694		245	11	$3,347	$(41)	$18,505	$15,513	$372	$37,696
Net income												2,575		2,575
Other comprehensive income (loss), net of tax													229	229
Comprehensive income														2,804
VE territory covered losses incurred										(21)				(21)
Recovery through conversion rate adjustment									(40)	38				(2)
Conversion of series A preferred stock upon sales into public market	—	(1)			3				(175)		175			—
Conversion of class C common stock upon sales into public market					2			(1)						—
Share-based compensation, net of forfeitures											159			159
Vesting of restricted stock and performance-based shares					—	(1)								—
Restricted stock and performance-based shares settled in cash for taxes					—	(1)					(2)			(2)
Cash proceeds from issuance of class A common stock under employee equity plans					—	(1)					54			54
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock												(698)		(698)
Repurchase of class A common stock					(10)						(104)	(2,096)		(2,200)
Balance as of June 30, 2021	—	(1)	2	3	1,689		245	10	$3,132	$(24)	$18,787	$15,294	$601	$37,790
(1)Increase, decrease or balance is less than one million shares.
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(UNAUDITED)

	Nine Months Ended June 30, 2021
	Preferred Stock				Common Stock			Preferred Stock	Right to Recover for Covered Losses	Additional Paid-In Capital	Accumulated Income	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
	Series A		Series B	Series C	Class A	Class B	Class C
	(in millions, except per share data)
Balance as of September 30, 2020	—	(1)	2	3	1,683	245	11	$5,086	$(39)	$16,721	$14,088	$354	$36,210
Net income											8,727		8,727
Other comprehensive income (loss), net of tax												247	247
Comprehensive income													8,974
Adoption of new accounting standards											3		3
VE territory covered losses incurred									(38)				(38)
Recovery through conversion rate adjustment								(55)	53				(2)
Conversion of series A preferred stock upon sales into public market	—	(1)			28			(1,899)		1,899			—
Conversion of class C common stock upon sales into public market					2		(1)						—
Share-based compensation, net of forfeitures										434			434
Vesting of restricted stock and performance-based shares					3								—
Restricted stock and performance-based shares settled in cash for taxes					(1)					(142)			(142)
Cash proceeds from issuance of class A common stock under employee equity plans					1					162			162
Cash dividends declared and paid, at a quarterly amount of $0.32 per class A common stock											(2,102)		(2,102)
Repurchase of class A common stock					(27)					(287)	(5,422)		(5,709)
Balance as of June 30, 2021	—	(1)	2	3	1,689	245	10	$3,132	$(24)	$18,787	$15,294	$601	$37,790
(1)Increase, decrease or balance is less than one million shares.

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

VISA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2022	2021
	(in millions)
Operating Activities
Net income	$11,017	$8,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Client incentives	7,435	5,980
Share-based compensation	470	434
Depreciation and amortization of property, equipment, technology and intangible assets	635	602
Deferred income taxes	(203)	981
VE territory covered losses incurred	(31)	(38)
(Gains) losses on equity investments, net	142	(611)
Other	(71)	(82)
Change in operating assets and liabilities:
Settlement receivable	(248)	(351)
Accounts receivable	(80)	(220)
Client incentives	(7,038)	(5,202)
Other assets	(455)	(164)
Accounts payable	(29)	1
Settlement payable	886	574
Accrued and other liabilities	37	639
Accrued litigation	506	(14)
Net cash provided by (used in) operating activities	12,973	11,256
Investing Activities
Purchases of property, equipment and technology	(675)	(497)
Investment securities:
Purchases	(4,415)	(3,223)
Proceeds from maturities and sales	2,580	5,286
Acquisitions, net of cash and restricted cash acquired	(1,945)	(75)
Purchases of / contributions to other investments	(68)	(50)
Other investing activities	128	105
Net cash provided by (used in) investing activities	(4,395)	1,546
Financing Activities
Repurchase of class A common stock	(9,486)	(5,709)
Repayments of debt	—	(3,000)
Dividends paid	(2,409)	(2,102)
Proceeds from issuance of senior notes	3,218	—
Cash proceeds from issuance of class A common stock under employee equity plans	153	162
Restricted stock and performance-based shares settled in cash for taxes	(117)	(142)
Other financing activities	(15)	—
Net cash provided by (used in) financing activities	(8,656)	(10,791)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(725)	92
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(803)	2,103
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	19,799	19,171
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$18,996	$21,274
Supplemental Disclosure
Cash paid for income taxes, net	$2,891	$2,134
Interest payments on debt	$548	$583
Accruals related to purchases of property, equipment and technology	$34	$52

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
During the prior quarter, economic sanctions were imposed on Russia, impacting Visa and its clients. The extent and severity of the sanctions impacted the Company’s operations and a reduction in Ruble liquidity impacted the Company’s ability to manage operational impact and related foreign currency risk. In March 2022, the Company announced it was suspending its operations in Russia. In addition, the Company deconsolidated its Russian subsidiary, resulting in a pre-tax loss of $35 million for the nine months ended June 30, 2022, which is included in general and administrative expense on the consolidated statements of operations.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 3—Revenues
The nature, amount, timing and uncertainty of the Company’s revenues and cash flows and how they are affected by economic factors are most appropriately depicted through the Company’s revenue categories and geographical markets. The following tables disaggregate the Company’s net revenues by revenue category and by geography:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service revenues	$3,189	$2,828	$9,903	$8,350
Data processing revenues	3,579	3,327	10,673	9,356
International transaction revenues	2,560	1,696	6,942	4,635
Other revenues	517	409	1,440	1,185
Client incentives	(2,570)	(2,130)	(7,435)	(5,980)
Net revenues	$7,275	$6,130	$21,523	$17,546

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
U.S.	$3,170	$2,806	$9,427	$8,156
International	4,105	3,324	12,096	9,390
Net revenues	$7,275	$6,130	$21,523	$17,546
Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	June 30, 2022	September 30, 2021
	(in millions)
Cash and cash equivalents	$14,047	$16,487
Restricted cash and restricted cash equivalents:
U.S. litigation escrow	1,483	894
Customer collateral	2,261	2,260
Prepaid expenses and other current assets	1,205	158
Cash, cash equivalents, restricted cash and restricted cash equivalents	$18,996	$19,799
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the changes in the restricted cash equivalents—U.S. litigation escrow account:

	Nine Months Ended June 30,
	2022	2021
	(in millions)
Balance at beginning of period	$894	$901
Deposits into the litigation escrow account	850	—
Payments to opt-out merchants(1) and interest earned on escrow funds	(261)	(7)
Balance at end of period	$1,483	$894
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
The following table presents the activities related to VE territory covered losses in preferred stock and “right to recover for covered losses” within stockholders’ equity:

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2021	$1,071	$1,523	$(133)
VE territory covered losses incurred(1)	—	—	(31)
Recovery through conversion rate adjustment	(135)	(6)	141
Balance as of June 30, 2022	$936	$1,517	$(23)

	Preferred Stock		Right to Recover for Covered Losses
	Series B	Series C
	(in millions)
Balance as of September 30, 2020	$1,106	$1,543	$(39)
VE territory covered losses incurred(1)	—	—	(38)
Recovery through conversion rate adjustment(2)	(35)	(20)	53
Balance as of June 30, 2021	$1,071	$1,523	$(24)
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the as-converted value of the preferred stock available to recover VE territory covered losses compared to the book value of preferred stock recorded in stockholders’ equity within the Company’s consolidated balance sheets:

	June 30, 2022		September 30, 2021
	As-converted Value of Preferred Stock(1),(2)	Book Value of Preferred Stock(1)	As-converted Value of Preferred Stock(1),(3)	Book Value of Preferred Stock(1)
	(in millions)
Series B preferred stock	$2,957	$936	$3,493	$1,071
Series C preferred stock	4,241	1,517	4,806	1,523
Total	7,198	2,453	8,299	2,594
Less: right to recover for covered losses	(23)	(23)	(133)	(133)
Total recovery for covered losses available	$7,175	$2,430	$8,166	$2,461
(1)Figures in the table may not recalculate exactly due to rounding. As-converted and book values are based on unrounded numbers.
(2)As of June 30, 2022, the as-converted value of preferred stock is calculated as the product of: (a) 2 million and 3 million shares of the series B and C preferred stock outstanding, respectively; (b) 6.055 and 6.824, the class A common stock conversion rate applicable to the series B and C preferred stock outstanding, respectively; and (c) $196.89, Visa’s class A common stock closing stock price.
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
As required by the litigation management deed, on June 21, 2022, the sixth anniversary of the Visa Europe acquisition, Visa, in consultation with the VE territories litigation management committee, carried out a release assessment. After the completion of this assessment, the Company announced on July 8, 2022 that it will release approximately $3.5 billion of the as-converted value from its series B and C preferred stock and will issue approximately 176,853 shares of series A preferred stock on July 29, 2022 (the “Sixth Anniversary Release”). Each holder of a share of series B and C preferred stock will receive a number of series A preferred stock equal to the applicable conversion adjustment divided by 100. The Company will pay cash in lieu of issuing fractional shares of series A preferred stock. Each share of series A preferred stock will be automatically converted into 100 shares of class A common stock in connection with a sale to a person eligible to hold class A common stock in accordance with Visa’s certificate of incorporation. Effective July 29, 2022, the release will result in a downward adjustment to the series B and C conversion rates of 3.084 and 3.179, respectively.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 6—Fair Value Measurements and Investments
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurements Using Inputs Considered as
	Level 1		Level 2
	June 30, 2022	September 30, 2021	June 30, 2022	September 30, 2021
	(in millions)
Assets
Cash equivalents and restricted cash equivalents:
Money market funds	$10,894	$11,779	$—	$—
U.S. government-sponsored debt securities	—	—	—	100
U.S. Treasury securities	700	2,400	—	—
Investment securities:
Marketable equity securities	564	490	—	—
U.S. government-sponsored debt securities	—	—	15	245
U.S. Treasury securities	4,920	2,985	—	—
Other current and non-current assets:
Money market funds	4	4	—	—
Derivative instruments	—	—	764	410
Total	$17,082	$17,658	$779	$755
Liabilities
Accrued compensation and benefits:
Deferred compensation liability	$153	$167	$—	$—
Accrued and other liabilities:
Derivative instruments	—	—	292	109
Total	$153	$167	$292	$109
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
U.S. government-sponsored debt securities and U.S. Treasury securities. As of June 30, 2022 and September 30, 2021, gross unrealized gains and losses were not material. As of June 30, 2022, $3.4 billion of the Company’s debt securities are due within one year and $2.2 billion is due between one to five years.

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
The following table summarizes the total carrying value of the Company’s non-marketable equity securities held as of June 30, 2022 including cumulative unrealized gains and losses:

June 30, 2022
(in millions)
Initial cost basis	$722
Adjustments:
Upward adjustments	810
Downward adjustments (including impairment)	(350)
Carrying amount, end of period	$1,182
Unrealized gains and losses included in the carrying value of the Company’s non-marketable equity securities still held as of June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Upward adjustments	$5	$180	$231	$323
Downward adjustments (including impairment)	$(284)	$—	$(337)	$(2)
For the three months ended June 30, 2022 and 2021, the Company recognized net unrealized losses of $278 million, and net unrealized gains of $434 million, respectively, on marketable and non-marketable equity securities still held as of quarter end. For the nine months ended June 30, 2022 and 2021, the Company recognized net unrealized losses of $262 million and net unrealized gains of $610 million, respectively, on marketable and non-marketable equity securities still held as of quarter end.
Non-financial assets and liabilities. Certain non-financial assets such as goodwill, intangible assets and property, equipment and technology are only recognized at fair value if they are deemed to be impaired. The Company performed its annual impairment review of its indefinite-lived intangible assets and goodwill as of February 1, 2022, and concluded there was no impairment as of that date. As of June 30, 2022, there were no impairment indicators.
Other Fair Value Disclosures
Debt. Debt instruments are measured at amortized cost on the Company’s unaudited consolidated balance sheets. The fair value of the debt instruments, as provided by third-party pricing vendors, is based on quoted prices in active markets for similar, not identical, assets. If measured at fair value in the financial statements, these instruments would be classified as Level 2 in the fair value hierarchy. As of June 30, 2022, the carrying value and estimated fair value of debt was $23.8 billion and $22.5 billion, respectively. As of September 30, 2021, the carrying value and estimated fair value of debt was $21.0 billion and $22.5 billion, respectively.
Other financial instruments not measured at fair value. At June 30, 2022, the carrying values of settlement receivable and payable and customer collateral approximate fair value due to their generally short maturities. If measured at fair value in the financial statements, these financial instruments would be classified as Level 2 in the fair value hierarchy.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 7—Debt
The Company had outstanding debt as follows:

	June 30, 2022	September 30, 2021	Effective Interest Rate(1)
	(in millions, except percentages)
U.S. dollar notes
2.15% Senior Notes due September 2022	$1,000	$1,000	2.30%
2.80% Senior Notes due December 2022	2,250	2,250	2.89%
3.15% Senior Notes due December 2025	4,000	4,000	3.26%
1.90% Senior Notes due April 2027	1,500	1,500	2.02%
0.75% Senior Notes due August 2027	500	500	0.84%
2.75% Senior Notes due September 2027	750	750	2.91%
2.05% Senior Notes due April 2030	1,500	1,500	2.13%
1.10% Senior Notes due February 2031	1,000	1,000	1.20%
4.15% Senior Notes due December 2035	1,500	1,500	4.23%
2.70% Senior Notes due April 2040	1,000	1,000	2.80%
4.30% Senior Notes due December 2045	3,500	3,500	4.37%
3.65% Senior Notes due September 2047	750	750	3.73%
2.00% Senior Notes due August 2050	1,750	1,750	2.09%
Euro notes
1.50% Senior Notes due June 2026	1,423	—	1.71%
2.00% Senior Notes due June 2029	1,054	—	2.13%
2.375% Senior Notes due June 2034	685	—	2.53%
Total debt	24,162	21,000
Unamortized discounts and debt issuance costs	(181)	(161)
Hedge accounting fair value adjustments(2)	(186)	138
Total carrying value of debt	$23,795	$20,977

Reported as:
Current maturities of debt	$3,249	$999
Long-term debt	20,546	19,978
Total carrying value of debt	$23,795	$20,977
(1)Effective interest rates disclosed do not reflect hedge accounting adjustments.
(2)Represents the change in fair value of interest rate swap agreements entered into on a portion of the outstanding senior notes.
Senior Notes
In June 2022, the Company issued Euro-denominated fixed-rate senior notes in a public offering in an aggregate principal amount of €3.0 billion ($3.2 billion), with maturities ranging between 4 and 12 years. The June 2026 Notes, 2029 Notes and 2034 Notes, or collectively, the "Euro Notes", have interest rates of 1.50%, 2.00% and 2.375%, respectively. Interest on the Euro Notes is payable annually on June 15 of each year, commencing June 15, 2023. The net aggregate proceeds, after deducting discounts and debt issuance costs, were approximately €3.0 billion ($3.2 billion). The Company plans to use the net proceeds for general corporate purposes, which may include, among other things, the refinancing of existing indebtedness.
The Company’s outstanding senior notes, or collectively, the “Notes”, are senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt. The Notes are not secured by any assets of the Company and are not guaranteed by any of the Company’s subsidiaries. As of June 30, 2022, the Company was in compliance with all related covenants. Each series of Notes may be redeemed as a whole or in part at the Company’s option at any time at specified

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
redemption prices. In addition, each series of the Euro Notes may be redeemed as a whole at specified redemption prices upon the occurrence of certain U.S. tax events.
Non-derivative Financial Instrument Designated as a Net Investment Hedge
The Company designated €1.2 billion of the €3.0 billion Euro Notes, a non-derivative financial instrument, as a hedge against a portion of the Company’s Euro-denominated net investment in Visa Europe. Changes in the value of the designated portion of the Euro Notes, attributable to the change in exchange rates at the end of each reporting period, partially offset the foreign currency translation adjustments resulting from the Euro-denominated net investment, are reported as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.
Commercial Paper Program
Visa maintains a commercial paper program to support its working capital requirements and for other general corporate purposes. Under the program, the Company is authorized to issue up to $3.0 billion in outstanding notes, with maturities up to 397 days from the date of issuance. During the three months ended June 30, 2022, the Company repaid $300 million and $650 million of commercial paper that was issued in March 2022 and April 2022, respectively. The Company had no outstanding obligations under the program as of June 30, 2022 and September 30, 2021.
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
The Company’s settlement exposure is limited to the amount of unsettled Visa payment transactions at any point in time, which vary significantly day to day. During the nine months ended June 30, 2022, the Company’s maximum daily settlement exposure was $116.3 billion and the average daily settlement exposure was $71.8 billion.
The Company maintains and regularly reviews global settlement risk policies and procedures to manage settlement exposure, which may require clients to post collateral if certain credit standards are not met. The Company held the following collateral to manage settlement exposure:

	June 30, 2022	September 30, 2021
	(in millions)
Restricted cash and restricted cash equivalents	$2,261	$2,260
Pledged securities at market value	300	254
Letters of credit	1,622	1,518
Guarantees	706	758
Total	$4,889	$4,790

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Note 9—Stockholders’ Equity
As-converted class A common stock. The number of shares of each series and class, and the number of shares of class A common stock on an as-converted basis were as follows:

	June 30, 2022					September 30, 2021
	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)	Shares Outstanding		Conversion Rate Into Class A Common Stock		As-converted Class A Common Stock(1)
	(in millions, except conversion rate)
Series A preferred stock	—	(2)	100.0000		6	—	(2)	100.0000		7
Series B preferred stock	2		6.0550		15	2		6.3210		16
Series C preferred stock	3		6.8240		22	3		6.8340		22
Class A common stock(3)	1,637		—		1,637	1,677		—		1,677
Class B common stock	245		1.6059	(4)	394	245		1.6228	(4)	398
Class C common stock	10		4.0000		40	10		4.0000		41
Total					2,114					2,161
(1)Figures in the table may not recalculate exactly due to rounding. As-converted class A common stock is calculated based on unrounded numbers.
(2)The number of shares outstanding was less than one million.
(3)Class A common stock shares outstanding reflect repurchases that settled on or before June 30, 2022 and September 30, 2021, respectively.
(4)The class B to class A common stock conversion rate is presented on a rounded basis. Conversion calculations for dividend payments are based on a conversion rate rounded to the tenth decimal.
Series A preferred stock issuance. On July 29, 2022, the Company will issue approximately 176,853 shares of series A preferred stock in connection with the Sixth Anniversary Release. See Note 5—U.S. and Europe Retrospective Responsibility Plans.
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
The following table presents the reduction in the number of as-converted class B common stock after deposit into the U.S. litigation escrow account for the nine months ended June 30, 2022. There was no comparable adjustment recorded for class B common stock for the nine months ended June 30, 2021.

Nine Months Ended June 30, 2022
(in millions, except per share data)
Reduction in equivalent number of class A common stock	4
Effective price per share(1)	$205.06
Deposits under the U.S. retrospective responsibility plan	$850
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents the reduction in the number of as-converted series B and C preferred stock after the Company recovered VE territory covered losses through conversion rate adjustments:

	Nine Months Ended June 30, 2022			Nine Months Ended June 30, 2021
	Series B	Series C		Series B		Series C
	(in millions, except per share data)
Reduction in equivalent number of class A common stock	1	—	(1)	—	(1)	—	(1)
Effective price per share(2)	$203.08	$202.55		$220.84		$220.71
Recovery through conversion rate adjustment	$135	$6		$35		$20
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
Common stock repurchases. The following table presents share repurchases in the open market:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Shares repurchased in the open market(1)	12	10	46	27
Average repurchase price per share(2)	$202.81	$227.11	$208.30	$213.02
Total cost(2)	$2,433	$2,200	$9,486	$5,709
(1)Shares repurchased in the open market reflect repurchases that settled during the three and nine months ended June 30, 2022 and 2021, respectively. All shares repurchased in the open market have been retired and constitute authorized but unissued shares.
(2)Figures in the table may not recalculate exactly due to rounding. Average repurchase price per share and total cost are calculated based on unrounded numbers.
In December 2021, the Company’s board of directors authorized a $12.0 billion share repurchase program (the “December 2021 Program”). Previously, in January 2021, the Company’s board of directors authorized an $8.0 billion share repurchase program. These authorizations have no expiration date. As of June 30, 2022, the Company’s repurchase program had remaining authorized funds of $7.3 billion. All share repurchase programs authorized prior to the December 2021 Program have been completed.
Dividends. The Company declared and paid dividends of $798 million and $698 million during the three months ended June 30, 2022 and 2021, respectively, and $2.4 billion and $2.1 billion during the nine months ended June 30, 2022 and 2021, respectively. On July 22, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C preferred stock on an as-converted basis), which will be paid on September 1, 2022, to all holders of record as of August 12, 2022.
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
The following table presents earnings per share for the three months ended June 30, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$2,634	1,642	$1.60	$3,411	2,129	(3)	$1.60
Class B common stock	637	245	$2.59	$636	245		$2.59
Class C common stock	64	10	$6.42	$64	10		$6.41
Participating securities	76	Not presented	Not presented	$76	Not presented		Not presented
Net income	$3,411
The following table presents earnings per share for the nine months ended June 30, 2022:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$8,518	1,655	$5.15	$11,017	2,143	(3)	$5.14
Class B common stock	2,046	245	$8.33	$2,044	245		$8.33
Class C common stock	207	10	$20.58	$207	10		$20.56
Participating securities	246	Not presented	Not presented	$246	Not presented		Not presented
Net income	$11,017

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table presents earnings per share for the three months ended June 30, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$1,996	1,691	$1.18	$2,575	2,184	(3)	$1.18
Class B common stock	470	245	$1.92	$470	245		$1.91
Class C common stock	49	10	$4.72	$49	10		$4.72
Participating securities	60	Not presented	Not presented	$60	Not presented		Not presented
Net income	$2,575
The following table presents earnings per share for the nine months ended June 30, 2021:

	Basic Earnings Per Share			Diluted Earnings Per Share
	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)	Earnings per Share = (A)/(B)(2)	Income Allocation (A)(1)	Weighted- Average Shares Outstanding (B)		Earnings per Share = (A)/(B)(2)
	(in millions, except per share data)
Class A common stock	$6,748	1,693	$3.99	$8,727	2,192	(3)	$3.98
Class B common stock	1,588	245	$6.47	$1,586	245		$6.46
Class C common stock	169	11	$15.94	$169	11		$15.92
Participating securities	222	Not presented	Not presented	$221	Not presented		Not presented
Net income	$8,727
(1)The weighted-average number of shares of as-converted class B common stock used in the income allocation was 397 million for the three months ended June 30, 2022 and 398 million for nine months ended June 30, 2022 and three and nine months ended June 30, 2021. The weighted-average number of shares of as-converted class C common stock used in the income allocation was 40 million for the three and nine months ended June 30, 2022 and 42 million for the three and nine months ended June 30, 2021. The weighted-average number of shares of preferred stock included within participating securities was 6 million of as-converted series A preferred stock for the three and nine months ended June 30, 2022 and 9 million and 14 million of as-converted series A preferred stock for the three and nine months ended June 30, 2021, respectively, 15 million of as-converted series B preferred stock for the three months ended June 30, 2022 and 16 million of as-converted series B preferred stock for the nine months ended June 30, 2022 and three and nine months ended June 30, 2021 and 22 million of as-converted series C preferred stock for the three and nine months ended June 30, 2022 and 2021.
(2)Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share is calculated based on unrounded numbers.
(3)Weighted-average diluted shares outstanding are calculated on an as-converted basis and include incremental common stock equivalents, as calculated under the treasury stock method. The common stock equivalents are not material for the three and nine months ended June 30, 2022 and 2021.
Note 11—Share-based Compensation
The Company granted the following equity awards to employees and non-employee directors under the 2007 Equity Incentive Compensation Plan, or the EIP, during the nine months ended June 30, 2022:

	Granted	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Non-qualified stock options	961,570	$43.16	$200.86
Restricted stock units	3,413,085	$203.22
Performance-based shares(1)	440,722	$186.50
(1)Represents the maximum number of performance-based shares which could be earned.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Related to the EIP, the Company recorded share-based compensation cost, net of estimated forfeitures, of $145 million and $153 million for the three months ended June 30, 2022 and 2021, respectively, and $447 million and $417 million for the nine months ended June 30, 2022 and 2021, respectively.
Note 12—Income Taxes
For the three and nine months ended June 30, 2022, the effective income tax rates were 11% and 17%, respectively, and for the three and nine months ended June 30, 2021, the effective income tax rates were 41% and 26%, respectively. The effective tax rates for the three and nine months ended June 30, 2022 differ from the effective tax rates for the same periods in the prior year primarily due to the following:
•during the three months ended June 30, 2022, a decrease in the state apportionment rate, including a $176 million tax benefit related to prior years, as a result of a tax position taken related to a recent ruling;
•during the three months ended June 30, 2021, a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities;
•during the three months ended June 30, 2021, a $51 million tax benefit as a result of a tax position taken on certain expenses; and
•during the nine months ended June 30, 2021, $147 million of tax benefits as a result of the conclusion of audits by taxing authorities.
During the three and nine months ended June 30, 2022, the Company’s gross unrecognized tax benefits decreased by $34 million and increased by $109 million, respectively. The Company’s net unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate, decreased by $75 million and $29 million, respectively. The change in unrecognized tax benefits is primarily related to the change in state apportionment mentioned above, partially offset by an increase in gross timing differences as well as various tax positions across several jurisdictions. During the three and nine months ended June 30, 2022, the Company’s accrued penalties related to uncertain tax positions decreased by $31 million.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the activity related to accrued litigation:

	Nine Months Ended June 30,
	2022	2021
	(in millions)
Balance at beginning of period	$983	$914
Provision for uncovered legal matters	2	5
Provision for covered legal matters	878	23
Payments for legal matters	(377)	(42)
Balance at end of period	$1,486	$900
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
The following table summarizes the accrual activity related to U.S. covered litigation:

	Nine Months Ended June 30,
	2022	2021
	(in millions)
Balance at beginning of period	$881	$888
Provision for interchange multidistrict litigation	861	—
Payments for U.S. covered litigation	(262)	(7)
Balance at end of period	$1,480	$881
During the three and nine months ended June 30, 2022, the Company recorded additional accruals of $716 million and $861 million, respectively, and deposited $600 million and $850 million, respectively, into the U.S. litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement. The U.S. covered litigation accrual balance is consistent with the Company’s estimate of its share of the lower end of a probable and reasonably estimable loss with respect to U.S. covered litigation. While this estimate is consistent with the Company’s view of the current status of the litigation, the probable and reasonably estimable loss or range of such loss could materially vary based on developments in the litigation. The Company will continue to consider and reevaluate this estimate in light of the substantial uncertainties with respect to the litigation. The Company is unable to estimate a potential loss or range of loss, if any, at trial if negotiated resolutions cannot be reached.
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

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
The following table summarizes the accrual activity related to VE territory covered litigation:

	Nine Months Ended June 30,
	2022	2021
	(in millions)
Balance at beginning of period	$102	$21
Provision for VE territory covered litigation	17	23
Payments for VE territory covered litigation	(114)	(29)
Balance at end of period	$5	$15
U.S. Covered Litigation
Interchange Multidistrict Litigation (MDL) - Putative Class Actions
On July 18, 2022, in response to an order from the U.S. Court of Appeals for the Second Circuit, the district court certified its final approval of the Amended Settlement Agreement as a partial final judgment.
Interchange Multidistrict Litigation (MDL) - Individual Merchant Actions
Visa has reached settlements with a number of merchants representing approximately 55% of the Visa-branded payment card sales volume of merchants who opted out of the Amended Settlement Agreement with the Damages Class plaintiffs.
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
On June 1, 2022, two class action claims were filed against Visa with the CAT on behalf of UK businesses that accepted Visa-branded payment cards at any time from June 1, 2016 alleging that UK domestic, intra-European Economic Area, and inter-regional interchange fees on commercial credit cards, and inter-regional interchange fees on consumer cards, are anti-competitive. The Europe retrospective responsibility plan covers liabilities and losses relating to the covered period, which generally refers to the period before the closing of the Visa Europe acquisition.
Other Litigation
On July 3, 2022, Visa filed a motion challenging jurisdiction in the action filed against Visa and MasterCard in the Israel Central District Court.

VISA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Other Litigation
Pulse Network
On April 5, 2022, the U.S. Court of Appeals for the Fifth Circuit reversed, in part, the district court’s summary judgment decision in Visa's favor, finding that Pulse has standing to pursue certain of its claims, and remanded the case to the district court for further proceedings.
German ATM Litigation
Between December 2021 and June 2022, Visa was served with claims in Germany brought by German savings banks against Visa Europe and Visa Inc. The banks claim that Visa’s ATM rules prohibiting the charging of access fees on domestic cash withdrawals are anti-competitive and they are seeking damages. Visa has filed challenges to the jurisdiction of the German courts to hear these claims.
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
Financial overview. A summary of our as-reported U.S. GAAP and non-GAAP operating results is as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages and per share data)
Net revenues	$7,275	$6,130	19%	$21,523	$17,546	23%
Operating expenses	$3,127	$2,066	51%	$7,797	$6,057	29%
Net income	$3,411	$2,575	32%	$11,017	$8,727	26%
Diluted earnings per share	$1.60	$1.18	36%	$5.14	$3.98	29%

Non-GAAP operating expenses(2)	$2,353	$2,048	15%	$6,755	$5,854	15%
Non-GAAP net income(2)	$4,206	$3,256	29%	$11,943	$9,412	27%
Non-GAAP diluted earnings per share(2)	$1.98	$1.49	33%	$5.57	$4.29	30%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
(2)For a full reconciliation of our GAAP to non-GAAP financial results, see tables in Non-GAAP financial results below.
Russia & Ukraine. During the quarter ended March 31, 2022, economic sanctions were imposed on Russia by the U.S., European Union, United Kingdom and other jurisdictions and authorities, impacting Visa and its clients. We announced in March 2022 that we were suspending our operations in Russia. As a result, we are no longer generating revenue from domestic and cross-border activities related to Russia. Since 2015, domestic transactions have been processed by Russia’s state-owned payments operator, National Payment Card System. With respect to cross-border activities, all transactions initiated with Visa cards issued by financial institutions outside Russia no longer work within Russia, and all transactions on cards issued in Russia no longer work outside the country. Furthermore, during the quarter ended March 31, 2022 we deconsolidated our Russian subsidiary, as required under U.S. GAAP. For the nine months ended June 30, 2022 and full year fiscal 2021, total net revenues from Russia, including revenues driven by domestic as well as cross-border activities, were approximately 3% and 4% of our consolidated net revenues, respectively.
With respect to Russia's invasion of Ukraine, our priority is ensuring the safety and security of our colleagues and their families who are directly impacted. We are in close contact with those in the region and are providing ongoing support to our colleagues.
COVID-19. As the effects of the evolving COVID-19 pandemic continue, our priority remains the safety of our employees, clients and the communities in which we live and operate. We are taking a phased approach to reopening our offices, with the return to office of our U.S. employees in April 2022 in a new hybrid model of flexible work.
The ongoing effects of Russia’s invasion of Ukraine and COVID-19 are difficult to predict due to numerous uncertainties identified in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. We will continue to evaluate the nature and extent of the impact to our business.
Highlights for the first nine months of fiscal 2022. For the three and nine months ended June 30, 2022, net revenues increased 19% and 23% over the prior-year comparable periods, primarily due to the growth in nominal cross-border volume, nominal payments volume and processed transactions, partially offset by higher client incentives. During the three and nine months ended June 30, 2022, exchange rate movements and our hedging program negatively impacted our net revenues growth by approximately three percentage points and two percentage points, respectively.
For the three months ended June 30, 2022, GAAP operating expenses increased 51% over the prior-year comparable period primarily due to higher expenses for litigation provision and personnel. For the nine months ended June 30, 2022, GAAP operating expenses increased 29% over the prior-year comparable period primarily due to higher expenses related to litigation provision and personnel. See Results of Operations—Operating Expenses below for further discussion. During the three and nine months ended June 30, 2022, exchange rate movements positively impacted our operating expense growth by approximately two percentage points.
For the three months ended June 30, 2022, non-GAAP operating expenses increased 15% over the prior-year comparable period primarily due to higher expenses for personnel and general and administrative. For the nine months ended June 30, 2022, non-GAAP operating expenses increased 15% over the prior year comparable period primarily due to higher expenses related to personnel and marketing.
Senior notes. In June 2022, we issued Euro-denominated fixed-rate senior notes in a public offering in an aggregate principal amount of €3.0 billion, with maturities ranging between 4 and 12 years. See Note 7—Debt to our unaudited consolidated financial statements.
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
Interchange multidistrict litigation. During the nine months ended June 30, 2022, we recorded additional accruals of $861 million to address claims associated with the interchange multidistrict litigation. We also made deposits of $850 million into the U.S. litigation escrow account. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
Common stock repurchases. In December 2021, our board of directors authorized a $12.0 billion share repurchase program. During the nine months ended June 30, 2022, we repurchased 46 million shares of our class A common stock in the open market for $9.5 billion. As of June 30, 2022, our repurchase program had remaining authorized funds of $7.3 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
•Litigation provision. During the three and nine months ended June 30, 2022, we recorded additional accruals to address claims associated with the interchange multidistrict litigation of $716 million and $861 million, respectively, and related tax benefit of $159 million and $191 million, respectively, determined by applying applicable tax rates. Under the U.S. retrospective responsibility plan, we recover the monetary liabilities related to the U.S. covered litigation through a downward adjustment to the conversion rate of our class B common stock to shares of class A common stock. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
•Russia-Ukraine charges. During the nine months ended June 30, 2022, we recorded a loss within general and administrative expense of $35 million from the deconsolidation of our Russian subsidiary. See Note 1—Summary of Significant Accounting Policies to our unaudited consolidated financial statements. We also incurred charges of $25 million in personnel expense as a result of steps taken to support our employees in Russia and Ukraine. We have excluded these amounts and the related tax benefit of $4 million, determined by applying applicable tax rates, as they are one-time charges and do not reflect the underlying performance of our business.
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

	Three Months Ended June 30, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$3,127	$(319)	$418	10.9%	$3,411	$1.60
(Gains) losses on equity investments, net	—	246	54		192	0.09
Amortization of acquired intangible assets	(44)	—	10		34	0.02
Acquisition-related costs	(14)	—	2		12	0.01
Litigation provision	(716)	—	159		557	0.26
Non-GAAP	$2,353	$(73)	$643	13.3%	$4,206	$1.98

	Nine Months Ended June 30, 2022
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$7,797	$(458)	$2,251	17.0%	$11,017	$5.14
(Gains) losses on equity investments, net	—	142	40		102	0.05
Amortization of acquired intangible assets	(77)	—	17		60	0.03
Acquisition-related costs	(44)	—	6		38	0.02
Litigation provision	(861)	—	191		670	0.31
Russia-Ukraine charges	(60)	—	4		56	0.03
Non-GAAP	$6,755	$(316)	$2,509	17.4%	$11,943	$5.57

	Three Months Ended June 30, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$2,066	$325	$1,814	41.3%	$2,575	$1.18
(Gains) losses on equity investments, net	—	(439)	(99)		(340)	(0.16)
Amortization of acquired intangible assets	(13)	—	3		10	—
Acquisition-related costs	(5)	—	1		4	—
Remeasurement of deferred tax balances	—	—	(1,007)		1,007	0.46
Non-GAAP	$2,048	$(114)	$712	17.9%	$3,256	$1.49

	Nine Months Ended June 30, 2021
	Operating Expenses	Non-operating Income (Expense)	Income Tax Provision	Effective Income Tax Rate(1)	Net Income	Diluted Earnings Per Share(1)
	(in millions, except percentages and per share data)
As reported	$6,057	$276	$3,038	25.8%	$8,727	$3.98
(Gains) losses on equity investments, net	—	(611)	(138)		(473)	(0.22)
Amortization of acquired intangible assets	(38)	—	9		29	0.01
Acquisition-related costs	(13)	—	3		10	—
Remeasurement of deferred tax balances	—	—	(1,007)		1,007	0.46
Indirect taxes	(152)	—	40		112	0.05
Non-GAAP	$5,854	$(335)	$1,945	17.1%	$9,412	$4.29
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
The following table presents nominal payments and cash volume:

	U.S.			International			Visa Inc.
	Three Months Ended March 31,(1)			Three Months Ended March 31,(1)			Three Months Ended March 31,(1)
	2022	2021	% Change(2)	2022	2021	% Change(2)	2022	2021	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$487	$384	27%	$659	$584	13%	$1,146	$968	18%
Consumer debit(3)	637	607	5%	659	584	13%	1,295	1,191	9%
Commercial(4)	214	166	28%	120	99	22%	334	265	26%
Total nominal payments volume(2)	$1,337	$1,157	16%	$1,438	$1,267	13%	$2,775	$2,424	14%
Cash volume(5)	144	158	(9%)	464	463	—%	608	621	(2%)
Total nominal volume(2),(6)	$1,482	$1,316	13%	$1,902	$1,730	10%	$3,383	$3,045	11%

	U.S.			International			Visa Inc.
	Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)			Nine Months Ended March 31,(1)
	2022	2021	% Change(2)	2022	2021	% Change(2)	2022	2021	% Change(2)
	(in billions, except percentages)
Nominal payments volume
Consumer credit	$1,492	$1,175	27%	$2,018	$1,778	14%	$3,510	$2,953	19%
Consumer debit(3)	1,927	1,718	12%	2,081	1,782	17%	4,008	3,500	15%
Commercial(4)	637	501	27%	366	296	24%	1,003	797	26%
Total nominal payments volume(2)	$4,057	$3,394	20%	$4,465	$3,855	16%	$8,522	$7,249	18%
Cash volume(5)	477	466	2%	1,475	1,442	2%	1,952	1,908	2%
Total nominal volume(2),(6)	$4,533	$3,860	17%	$5,940	$5,297	12%	$10,473	$9,157	14%

The following table presents the change in nominal and constant payments and cash volume:

	International		Visa Inc.		International		Visa Inc.
	Three Months Ended March 31, 2022 vs. 2021(1),(2)		Three Months Ended March 31, 2022 vs. 2021(1),(2)		Nine Months Ended March 31, 2022 vs. 2021(1),(2)		Nine Months Ended March 31, 2022 vs. 2021(1),(2)
	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)	Nominal	Constant(7)
Payments volume growth
Consumer credit growth	13%	17%	18%	21%	14%	15%	19%	20%
Consumer debit growth(3)	13%	18%	9%	11%	17%	17%	15%	15%
Commercial growth(4)	22%	29%	26%	29%	24%	26%	26%	27%
Total payments volume growth	13%	18%	14%	17%	16%	17%	18%	18%
Cash volume growth(5)	—%	7%	(2%)	2%	2%	6%	2%	5%
Total volume growth	10%	15%	11%	14%	12%	14%	14%	15%
(1)Service revenues in a given quarter are assessed based on nominal payments volume in the prior quarter. Therefore, service revenues reported for the three and nine months ended June 30, 2022 and 2021, respectively, were based on nominal payments volume reported by our financial institution clients for the three and nine months ended March 31, 2022 and 2021, respectively. On occasion, previously presented volume information may be updated. Prior-period updates are not material.
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
(7)Growth on a constant-dollar basis excludes the impact of foreign currency fluctuations against the U.S. dollar.
The following table presents the number of processed transactions:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
Visa processed transactions	49,279	42,561	16%	141,645	119,418	19%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage change is calculated based on unrounded numbers. On occasion, previously presented information may be updated. Prior period updates are not material.
Results of Operations
Net Revenues
The following table presents our net revenues earned in the U.S. and internationally:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
U.S.	$3,170	$2,806	13%	$9,427	$8,156	16%
International	4,105	3,324	23%	12,096	9,390	29%
Net revenues	$7,275	$6,130	19%	$21,523	$17,546	23%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Net revenues increased during the three and nine-month comparable periods primarily due to the growth in nominal cross-border volume, nominal payments volume and processed transactions, partially offset by higher client incentives.

Our net revenues are impacted by the overall strengthening or weakening of the U.S. dollar as payments volume and related revenues denominated in local currencies are converted to U.S. dollars. During the three and nine months ended June 30, 2022, exchange rate movements and our hedging program negatively impacted our net revenues growth by approximately three percentage points and two percentage points, respectively.
The following table presents the components of our net revenues:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
Service revenues	$3,189	$2,828	13%	$9,903	$8,350	19%
Data processing revenues	3,579	3,327	8%	10,673	9,356	14%
International transaction revenues	2,560	1,696	51%	6,942	4,635	50%
Other revenues	517	409	26%	1,440	1,185	21%
Client incentives	(2,570)	(2,130)	21%	(7,435)	(5,980)	24%
Net revenues	$7,275	$6,130	19%	$21,523	$17,546	23%
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Service revenues increased primarily due to 14% and 18% growth in nominal payments volume during the three and nine-month comparable periods, respectively. For the three-month comparable period, service revenues were partially offset by our suspension of operations in Russia as we recognized revenues from fiscal third quarter, based on fiscal second quarter payments volume, in fiscal second quarter.
•Data processing revenues increased primarily due to overall growth in processed transactions of 16% and 19% during the three and nine-month comparable periods, respectively, partially offset by our suspension of operations in Russia and unfavorable currency fluctuations.
•International transaction revenues increased primarily due to growth in nominal cross-border volumes, excluding transactions within Europe, of 38% and 42% during the three and nine-month comparable periods, respectively. International transaction revenues also increased due to volatility of a broad range of currencies and select pricing modifications.
•Other revenues increased primarily due to value added services revenues tied to marketing services, travel related card benefits, consulting revenues, other value added services and select pricing modifications.
•Client incentives increased primarily due to growth in payments volume during the three and nine-month comparable periods. The amount of client incentives we record in future periods will vary based on changes in performance expectations, actual client performance, amendments to existing contracts or execution of new contracts.

Operating Expenses
The following table presents the components of our total operating expenses:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
Personnel	$1,283	$1,098	17%	$3,634	$3,193	14%
Marketing	313	268	17%	907	679	34%
Network and processing	178	186	(4%)	558	538	4%
Professional fees	117	108	9%	342	273	25%
Depreciation and amortization	230	204	13%	635	602	6%
General and administrative	289	204	41%	856	770	11%
Litigation provision	717	(2)	NM	865	2	NM
Total operating expenses	$3,127	$2,066	51%	$7,797	$6,057	29%
NM - Not meaningful
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.

Total operating expenses increased during the three months ended June 30, 2022 primarily due to a provision for U.S. covered litigation, partially offset by a decrease in expenses due to the suspension of our operations in Russia. In the nine months ended June 30, 2022, expenses increased as we lapped planned delays in spending in the first half of fiscal 2021 and invested in future growth and due to the provision for U.S. covered litigation.
•Personnel expenses increased during the three and nine months ended June 30, 2022 primarily due to higher headcount and compensation, reflecting our strategy to invest in future growth, including acquisitions. The increase during the nine months ended June 30, 2022 also included expenses incurred as a result of steps taken to support our employees in Russia and Ukraine.
•Marketing expenses increased during the three months ended June 30, 2022 primarily in support of a number of campaigns and client marketing. In the nine months ended June 30, 2022, expenses increased as we lapped planned delays in spending in the first half of fiscal 2021 and increased spending in various campaigns, including the Beijing 2022 Olympics Winter Games, and client marketing.
•Professional fees increased during the three months ended June 30, 2022, reflecting higher investment in various corporate projects. In the nine months ended June 30, 2022, expenses increased as we lapped planned delays in spending in the first half of fiscal 2021.
•Depreciation and amortization expenses increased during the three and nine months ended June 30, 2022 primarily due to additional depreciation and amortization from our acquisitions and on-going investments.
•General and administrative expenses increased during the three months ended June 30, 2022 primarily due to higher travel expenses, higher usage of travel related card benefits and the inclusion of expenses from our acquisitions. In the nine months ended June 30, 2022, expenses increased primarily due to the suspension of our operations in Russia and deconsolidation of our Russian subsidiary, higher usage of travel related card benefits, higher travel expenses and the inclusion of expenses from our acquisitions, partially offset by one-time charge of indirect taxes in the prior year.
•Litigation provision increased during the three and nine months ended June 30, 2022 primarily due to additional accruals of $716 million and $861 million, respectively, related to the U.S. covered litigation. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.

Non-operating Income (Expense)
The following table presents the components of our non-operating income (expense):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change(1)	2022	2021	% Change(1)
	(in millions, except percentages)
Interest expense, net	$(111)	$(131)	(15%)	$(379)	$(388)	(2%)
Investment income and other	(208)	456	(146%)	(79)	664	(112%)
Total non-operating income (expense)	$(319)	$325	(198%)	$(458)	$276	(266%)
(1)Figures in the table may not recalculate exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
•Interest expense, net decreased in the three months ended June 30, 2022 primarily due to lower interest expense related to income taxes, partially offset by higher interest expense as a result of the issuance of debt in the three months ended June 30, 2022. The decrease in the nine months ended June 30, 2022 was primarily driven by lower interest expense due to the timing of debt issuance.
•Investment income and other decreased in the three and nine months ended June 30, 2022 primarily due to losses on our equity investments.
Effective Income Tax Rate
The following table presents our effective income tax rates:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Effective income tax rate	11%	41%	17%	26%
The effective tax rates for the three and nine months ended June 30, 2022 differ from the effective tax rates for the same periods in the prior year primarily due to the following:
•during the three months ended June 30, 2022, a decrease in the state apportionment rate, including a $176 million tax benefit related to prior years, as a result of a tax position taken related to a recent ruling;
•during the three months ended June 30, 2021, a $1.0 billion non-recurring, non-cash tax expense related to the remeasurement of UK deferred tax liabilities;
•during the three months ended June 30, 2021, a $51 million tax benefit as a result of a tax position taken on certain expenses; and
•during the nine months ended June 30, 2021, $147 million of tax benefits as a result of the conclusion of audits by taxing authorities.

Liquidity and Capital Resources
Cash Flow Data
The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended June 30,
	2022	2021
	(in millions)
Total cash provided by (used in):
Operating activities	$12,973	$11,256
Investing activities	(4,395)	1,546
Financing activities	(8,656)	(10,791)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(725)	92
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(803)	$2,103
Operating activities. Cash provided by operating activities for the nine months ended June 30, 2022 was higher than the prior-year comparable period primarily due to growth in our underlying business, partially offset by higher client incentive payments.
Investing activities. Cash was used in investing activities for the nine months ended June 30, 2022 as compared to cash provided by investing activities during the prior-year comparable period primarily due to lower proceeds from sales and maturities of investment securities, combined with higher purchases of investment securities, and higher cash paid for acquisitions, net of cash and restricted cash acquired. See Note 2—Acquisitions and Note 4—Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents to our unaudited consolidated financial statements.
Financing activities. Cash used in financing activities for the nine months ended June 30, 2022 was lower than the prior-year comparable period primarily due to proceeds received from the issuance of senior notes in the current year and the absence of the principal debt payment made in the prior year, partially offset by higher share repurchases and higher dividends paid. See Note 7—Debt and Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
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
Commercial paper program. We maintain a commercial paper program to support our working capital requirements and for other general corporate purposes. During the three months ended June 30, 2022, we repaid $300 million and $650 million of commercial paper that was issued in March 2022 and April 2022, respectively. We had no outstanding obligations under the program as of June 30, 2022.
Senior notes. In June 2022, we issued Euro-denominated fixed-rate senior notes in a public offering in an aggregate principal amount of €3.0 billion ($3.2 billion), with maturities ranging between 4 and 12 years. See Note 7—Debt to our unaudited consolidated financial statements.

Uses of Liquidity
There has been no significant change to our primary uses of liquidity since September 30, 2021, except as discussed below.
Common stock repurchases. During the nine months ended June 30, 2022, we repurchased shares of our class A common stock in the open market for $9.5 billion. As of June 30, 2022, our repurchase program had remaining authorized funds of $7.3 billion. See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements.
Dividends. During the nine months ended June 30, 2022, we declared and paid $2.4 billion in dividends to holders of our common and preferred stock. On July 22, 2022, our board of directors declared a cash dividend in the amount of $0.375 per share of class A common stock (determined in the case of class B and C common stock and series A, B and C convertible participating preferred stock on an as-converted basis). See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements. We expect to continue paying quarterly dividends in cash, subject to approval by the board of directors. All preferred and class B and C common stock will share ratably on an as-converted basis in such future dividends.
Senior notes. Principal payments on our fixed-rate senior notes of $1.0 billion and $2.3 billion are due in September 2022 and December 2022, respectively, for which we have sufficient liquidity. See Note 7—Debt to our unaudited consolidated financial statements.
Litigation. During the nine months ended June 30, 2022, we deposited $850 million into the U.S. litigation escrow account to address claims associated with the interchange multidistrict litigation. The balance of this account as of June 30, 2022 was $1.5 billion and is reflected as restricted cash in our consolidated balance sheets. See Note 5—U.S. and Europe Retrospective Responsibility Plans and Note 13—Legal Matters to our unaudited consolidated financial statements.
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
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2022 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Refer to Note 13—Legal Matters to the unaudited consolidated financial statements included in this Form 10-Q for a description of the Company’s current material legal proceedings.

ITEM 1A.	Risk Factors.
For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 and our other Reports on Forms 10-Q and 8-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The table below presents our purchases of common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in millions, except per share data)
April 1 - 30, 2022	3	$213.62	3	$9,011
May 1 - 31, 2022	5	$199.95	5	$7,999
June 1 - 30, 2022	4	$195.75	4	$7,228
Total	12	$202.16	12
(1)The figures in the table reflect transactions according to the trade dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.
See Note 9—Stockholders’ Equity to our unaudited consolidated financial statements for further discussion on our share repurchase programs.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Documents	Schedule/ Form	File Number	Exhibit	Filing Date

4.1	Form of 1.500% Senior Notes due 2026	8-K	001-33977	4.1	6/1/2022

4.2	Form of 2.000% Senior Notes due 2029	8-K	001-33977	4.2	6/1/2022

4.3	Form of 2.375% Senior Notes due 2034	8-K	001-33977	4.3	6/1/2022

10.1*+	Form of Visa Inc. Incentive Plan, as amended and restated as of July 18, 2022

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Principal Executive and Financial Officer

101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract, compensatory plan or arrangement.
+	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISA INC.

Date:	July 28, 2022	By:	/s/ Alfred F. Kelly, Jr.
		Name:	Alfred F. Kelly, Jr.
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2022	By:	/s/ Vasant M. Prabhu
		Name:	Vasant M. Prabhu
		Title:	Vice Chair, Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2022	By:	/s/ Peter M. Andreski
		Name:	Peter M. Andreski
		Title:	Global Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)